Form 10-Q
period 1996-03-31
SOUTHERN PERU COPPER HOLDING CO
filed 1996-05-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     1995
                                 First Quarter
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996          Commission File Number: 1-14066


                       SOUTHERN PERU COPPER CORPORATION
           (formerly known as Southern Peru Copper Holding Company)
            (Exact name of registrant as specified in its charter)


                Delaware                                  13-3849074
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

        180 Maiden Lane, New York, N.Y.                      10038
      (Address of principal executive offices)             (zip code)

      Registrant's telephone number, including area code: (212) 510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes [X]      No [ ]

As of April 30, 1996 there were outstanding 13,633,474 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 66,550,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.




                       SOUTHERN PERU COPPER CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES


                              INDEX TO FORM 10-Q


                                                              Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Statement of Earnings
          Three Months Ended March 31, 1996 and 1995             3

        Consolidated Balance Sheet
          March 31, 1996 and December 31, 1995                   4

        Consolidated Statement of Cash Flows
          Three Months Ended March 31, 1996 and 1995             5

        Notes to Consolidated Financial Statements              6-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  10-12

Report of Independent Accountants                                13

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                        14

Item 4. Submission of Matters to a Vote of Security Holders      14

Signatures                                                       15

Exhibit I - Independent Accountants' Awareness Letter            16

               SOUTHERN PERU COPPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                            3 Months Ended
                                                               March 31,
                                                           1996        1995
                                                     ------------- -----------
                                                        (in thousands, except
                                                          per share amounts)


Net Sales:
  Stockholders and affiliates                            $ 13,356    $  5,270
  Others                                                  183,052     199,468
                                                        ---------    ---------
          Total Net Sales                                 196,408     204,738
                                                        ---------    ---------
Operating Costs and Expenses:

  Cost of sales                                            94,679      94,672
  Administrative and other expenses                        13,005      14,420
  Depreciation, amortization and depletion                 10,327      10,723
  Provision for workers' participation                      5,638       7,390
  Exploration expense                                         655         323
                                                        ---------    ---------
    Total operating costs and expenses                    124,304     127,528
                                                        ---------    ---------

    Operating income                                       72,104      77,210

Interest income                                             6,169       2,543
Interest expense                                           (3,132)     (1,524)
Other income                                                2,273       3,006
                                                        ---------    ---------
     Earnings before taxes on income and minority
     interest of labor shares                              77,414      81,235

Taxes on income                                            26,288      26,834
Minority interest of labor shares                           2,018      10,046
                                                        ---------    ---------
     Net earnings                                        $ 49,108     $44,355
                                                        =========    =========

Per common share amounts:

Net earnings (a)                                          $  0.61     $  0.67
Dividends paid                                            $  0.65     $  0.41
Weighted average number of shares outstanding              80,206      65,717

- - -------------
   (a) The effect on the calculation of net earnings per common share of the Company's Common Stock equivalents (shares under option) was insignificant.


  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN PERU COPPER CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                  March 31,     December 31,
                                                    1996           1995
                                                ------------   ------------
                                                      (in thousands)
ASSETS:

Current assets:
  Cash and cash equivalents                       $  242,740    $ 219,646
  Marketable securities                                 -         42,453
  Accounts receivable:
    Trade:
     Stockholders and affiliates                       6,664        8,732
     Other                                            63,850       80,100
    Other                                              9,377       11,631
  Inventories                                         97,095      103,635
  Other current assets                                12,428       16,648
                                                  ----------    ---------
    Total current assets                             432,154      482,845


Property                                           1,643,088    1,630,517
Accumulated depreciation, amortization
  and depletion                                     (859,879)    (851,149)
      Other assets                                    19,886        9,488
                                                  ----------   ----------
    Total Assets                                  $1,235,249   $1,271,701
                                                  ==========   ==========
LIABILITIES:
Current liabilities:
   Current portion of long-term debt              $ 26,856     $   17,034
   Accounts payable - trade                         16,458         32,889
   Accounts payable - other                          6,842          8,056
   Accrued liabilities                              50,435        112,390
                                                -----------    ----------
     Total current liabilities                     100,591        170,369
                                                -----------    ----------

Long-term debt                                     113,086         76,828
Accrued severance pay                                6,343          6,354
Deferred income taxes                               39,677         39,677
                                                -----------    ----------
     Total non-current liabilities                 159,106        122,859
                                                -----------    ----------

MINORITY INTEREST OF LABOR SHARES:                  26,256         24,986
                                                -----------    ----------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.01(a)                       137            115
Class A common stock, par value $0.01(b)               666            688
Additional paid-in capital                         265,738        265,738
Retained earnings                                  683,585        686,946
Treasury stock at cost, 49 common shares              (830)         -
                                                -----------    ----------
     Total Stockholders' Equity                    949,296        953,487
                                                -----------    ----------
    Total Liabilities, Minority Interest and
       Stockholders' Equity                     $1,235,249     $1,271,701
                                                ===========    ==========

                                   Authorized            Outstanding
                                   ----------            -----------

     (a)Common shares:               31,249         13,630         11,480
     (b)Class A common shares:       68,751         66,551         68,751



  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN PERU COPPER CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                                                                      3 Months Ended
                                                                                         March 31,
                                                                                    1996             1995
                                                                                    -----            ----
                                                                                        (in thousands)
OPERATING ACTIVITIES:

  Net earnings                                                                     $  49,108        $ 44,355

  Adjustments to reconcile net earnings to net
    cash provided from operating activities:
      Depreciation, amortization and depletion                                        10,327          10,723
      Deferred income taxes                                                            1,032             617
      Minority interest of labor shares, net of distributions                            139          10,046
      Loss on dispositions of assets                                                     407            -
  Cash provided from (used for) operating assets and liabilities:
      Accounts receivable                                                             20,505          34,681
      Inventories                                                                      6,540         (11,209)
      Accounts payable                                                               (16,943)        (36,883)
      Accrued taxes on income                                                        (36,016)          4,677
      Other operating liabilities and reserves                                       (25,292)         (5,820)
      Other operating assets                                                           2,846             657
      Foreign currency translation gain                                               (1,293)         (2,213)
                                                                                -------------    ------------
       Net cash provided from operating activities                                    11,360          49,631
                                                                                -------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                                               (14,575)        (43,400)
  Purchases of held to maturity investments                                             -            (33,880)
  Proceeds from maturity of investments                                               42,453          40,523
                                                                                -------------    ------------
       Net cash provided from (used for) investing activities                         27,878         (36,757)
                                                                                -------------    ------------

FINANCING ACTIVITIES:
  Dividends paid                                                                     (52,150)        (26,812)
  Proceeds from borrowings                                                            47,000           9,000
  Repayment of borrowings                                                               (921)           (546)
  Escrow deposits on long-term loans                                                 (10,151)           -
  Treasury stock purchase                                                             (1,155)           -
                                                                                -------------    ------------
       Net cash used for financing activities                                        (17,377)        (18,358)
                                                                                -------------    ------------
Effect of exchange rate changes on cash                                                1,233             387
                                                                                -------------    ------------
       Net increase (decrease) in cash and cash equivalents                           23,094          (5,097)
Cash and cash equivalents, beginning of period                                       219,646          93,336
                                                                                -------------    ------------

Cash and cash equivalents, end of period                                            $242,740        $ 88,239
                                                                                =============    ============


  The accompanying notes are an integral part of these financial statements.


               SOUTHERN PERU COPPER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1. Interim Financial Statements

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

2.Inventories

  Inventories consist of:           March 31,   December 31,
                                      1996        1995
                                    ---------  -------------
                                          (in millions)

  Metals:
   Finished goods                   $ 1.5         $  2.0
   Work-in-progress                  23.9           33.1
  Supplies, net of reserves          71.7           68.5
                                    -----         ------
   Total inventories                $97.1         $103.6
                                    =====         ======


3.Hedging Activities

  At March 31, 1996, the Company had copper put options with an average strike price of 95.0 cents per pound covering 94,248 tons or approximately 38% of its expected copper production for the remaining nine months of 1996. The cost of acquiring these put options was $2.5 million. In April 1996, the Company purchased put options with an average strike price of 95.0 cents per pound covering 31,664 tons of copper, approximately 38% of expected first quarter 1997 production at a cost of $0.7 million.


4.Common Stock

  On February 27, 1996, Cerro Trading Company, Inc. transferred 2,200,000 shares of Class A common stock to an unaffiliated party. In accordance with the Company's Certificate of Incorporation these shares were automatically converted into common stock of the Company.



  The stockholders of the Company at March 31, 1996 were:


                                                            Percent of Total
                                             Number of        Outstanding
                                              Shares           Shares
                                             ----------   --------------------
Class A Common Stock:
 ASARCO Incorporated                         43,348,949         54.06%
 Cerro Trading Company, Inc.                 12,028,088         15.00
 Phelps Dodge Overseas Capital Corporation   11,173,796         13.94
                                             ----------      -----------
                                             66,550,833         83.00
Common Stock                                 13,630,248         17.00
                                             ----------      -----------
                                             80,181,081         100.00%
                                             ==========      ===========


  The Company declared and paid cash dividends of $52.2 million during the first quarter of 1996. On April 25, 1996, the Company declared a dividend of $0.30 per share payable June 3, 1996 to stockholders of record at the close of business on May 16, 1996.

5. Supplemental disclosures of cash flow information:


                                                       Three Months Ended
                                                    March 31,      March 31,
                                                     1996           1995
                                                   -----------    -----------
                                                         (in millions)
Cash paid for:
   Interest expense (net of amount capitalized)       $ 1.0          $ 3.1
   Income taxes (net of refunds)                      $60.5          $22.0



6. Pro forma first quarter 1995 earnings information:

  In November 1995, the Company offered to exchange new common shares for labor shares issued by the Peruvian Branch to workers under prior law in Peru (the Exchange Offer). The labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch, which comprises substantially all of the operations of the Company in Peru. The offer ended on December 29, 1995 with 80.8% of the labor shares tendered. The Company, through a wholly owned subsidiary, now owns 96.7% of the Peruvian Branch.


  The following shows pro forma first quarter 1995 earnings information of the effect of the Exchange Offer as if it was completed January 1, 1995:


                                                  Three Months Ended
                                                    March 31, 1995
                                              Historical     Pro forma
                                              ----------    -----------
                                               (in millions, except for
                                                  per share amounts)

    Net sales                                    $ 204.7     $204.7
                                                ========    =======
    Earnings before taxes on income
     and minority interest of
     labor shares                                $  81.2     $ 80.6(a)

    Taxes on income                                 26.8       26.6(b)
                                                 -------    ------
    Earnings before minority interest
      of labor share                                54.4       54.0
    Minority interest of labor shares               10.0        1.9(c)
                                                 -------     ------
    Net earnings                                  $ 44.4     $ 52.1
                                                 -------     ------
    Weighted average number of shares
       outstanding                                  65.7       80.2
                                                 -------     ------
    Net earnings per share                        $ 0.67     $ 0.65
                                                 -------     ------
    Cash dividend paid per share                  $ 0.41     $ 0.33
                                                 =======     ======
- - ---------------
(a) The market value of the common stock issued for labor shares tendered pursuant to the Exchange Offer was in excess of the book value of the minority interest of such labor shares. This excess is estimated to be assigned to mineral reserves and mineralized material. Pro forma earnings reflect the amortization of the excess based on a ratio of actual copper production in the period to the total copper contained in the mineral reserves and mineralized material.

(b) Reflects the amortization of the deferred income taxes on the excess of the market value of common stock issued for labor shares tendered pursuant to the Exchange Offer over the book value of the minority interest of such labor shares. The amortization of the deferred taxes is calculated on the same basis as described in footnote (a) above.

(c) Reflects the reduction of the minority interest of labor shares tendered pursuant to the Exchange Offer.


7. Contingencies and Litigation:

   (A)On February 26, 1993, the Mayor of Tacna brought a lawsuit against Southern Peru Limited, a wholly owned subsidiary of the Company (SP Limited), seeking $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. On May 3, 1996, the Superior Court of Tacna, Peru affirmed the lower court's dismissal. There is generally no further right of appeal, however, the Peruvian Supreme Court may grant discretionary review of limited issues in exceptional cases.

   (B)On April 29, 1996, SP Limited was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of its Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970s. The complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch of the subsidiary plus dividends and contains similar allegations made in a prior lawsuit dismissed in September 1995.

   The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The development of more stringent environmental protection programs in Peru could impose constraints and additional costs on the Company's operations and the Company could be required to make significant additional capital expenditures in the future.

   It is the opinion of management that the outcome of the legal proceedings mentioned, as well as the other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position or results of operations of the Company and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods.

8.  Impact of New Accounting Standard:

   The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. 123 or providing the disclosures required. The Company has elected the disclosure only alternative.

                                 Part I Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company reported net earnings of $49.1 million, or $0.61 per share, for the three months ended March 31, 1996 compared with net earnings of $44.4 million, or $0.67 per share, for the three months ended March 31, 1995. The reduction in net earnings was primarily attributable to lower copper and molybdenum prices, partially offset by higher sales volume, lower production costs and a lower minority interest of labor shares.

   Earnings in the first quarter of 1996 were significantly affected by the decline in copper and molybdenum prices when compared with the first quarter of 1995. The decline in metal prices reduced net earnings by an estimated $29 million, which includes the impact of the lower prices on provisionally priced sales made in the fourth quarter of 1995 and the first quarter of 1996. In addition, earnings for the first quarter of 1996 were increased due to a reduction in the minority interest of labor shares in the Company's Peruvian Branch. An exchange of labor shares for common shares was completed in the fourth quarter of 1995 and reduced the interest of labor shares from 17.5% in the first quarter of 1995 to 3.3% in the first quarter of 1996. The exchange offer increased the number of common shares outstanding to 80.2 million from
65.7 million in 1995.

   The Company's copper mine production in the first quarter of 1996 was 161.6 million pounds, an increase of 26% over the year ago period. The increase is principally attributable to higher ore grades at the Cuajone mine and 22.6 million pounds of refined copper from the new solvent extraction/electrowinning plant (SX/EW) at the Company's Toquepala mine, which commenced operations in the fourth quarter of 1995.

   Net Sales. Net sales for the three months ended March 31, 1996 were $196.4 million compared to $204.7 million for the same period in 1995. Net sales represent the invoiced value of products containing copper and other by-products (principally molybdenum and silver). The $8.3 million decrease in net sales is attributable primarily to lower copper and molybdenum prices, partially offset by the higher copper volume sold. Copper sales volume was
169.0 million pounds in 1996 as compared with 127.2 million pounds in 1995. The increase in copper sales volume in 1996 is primarily attributable to the new SX/EW facility.

   Prices. Prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange ("LME"), the New York Commodity Exchange ("COMEX") or published in "Metals Weeks" for dealer oxide prices for molybdenum products.

                                                        Three Months Ended
                                                            March 31,
                                                        1996          1995
                                                     ----------    ----------
Average Metal Prices
   Copper (per pound-LME)                           $    1.17       $    1.33
   Molybdenum (per pound-Metals Week Dealer Oxide)       4.07           13.77
   Silver (per ounce-COMEX)                              5.54            4.70
Sales Volume (in thousands)
   Copper (pounds)                                    169,000         127,200
   Molybdenum (pounds)(a)                               1,867           1,892
   Silver (ounces)                                        819             667

- - -----------------
(a) The Company's molybdenum production is sold in concentrate form.
    The volume represents pounds of molybdenum contained in concentrate.

Depending on the metal markets and other conditions, the Company may enter into forward sales or purchase put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum price for the production covered and permit the Company to participate in price increases above the strike price. At March 31, 1996, the Company had put options covering 94,248 tons of copper, approximately 38% of its expected copper production for the remaining nine months of 1996 at an average strike price of 95.0 cents per pound. The cost of acquiring these puts was $2.5 million. In April 1996, the Company purchased put options with an average strike price of 95.0 cents per pound covering 31,664 tons of copper, approximately 38% of expected first quarter 1997 production at a cost of $0.7 million.

   Operating Costs and Expenses. Operating costs and expenses for the three months ended March 31, 1996 were $124.3 million as compared with $127.5 million for the same period in 1995. Cost of sales for the three months ended March 31, 1996 and 1995 remained unchanged at $94.7 million. The increased cost from higher copper sales volume was offset by lower production costs of copper mined by the Company and by lower sales costs and volumes of purchased concentrates.

   Administrative and other expenses decreased to $13.0 million in the three months ended March 31, 1996 from $14.4 million in the comparable period of 1995. The 1995 costs included legal and other costs associated with a public offering of common shares which was withdrawn in early 1995.

   Depreciation, amortization and depletion decreased to $10.3 million in the first quarter of 1996 from $10.7 million in the comparable 1995 period. The effect of an increase in ore reserves was partially offset by a higher depreciable asset base.

   The provision for workers' participation decreased to $5.6 million in 1996 from $7.4 million for 1995 due to lower pre-tax profits of the Branch.

   Nonoperating Items. Interest expense was $1.6 million higher in 1996 than in 1995 due to higher capitalized interest in the first quarter of 1995. Interest income for the three months ended March 31, 1996 was $6.2 million compared with $2.5 million for the three months ended March 31, 1995 as a result of higher available cash balances. Other income decreased by $0.7 million primarily attributable to lower exchange gains, reflecting a lower devaluation rate of the Peruvian sol against the U.S. dollar. The devaluation rate for the three months ended March 31, 1996 was 1.55% as compared with 3.20% for the three months ended March 31, 1995.

   Minority Interest of Labor Shares. The income statement provision for minority interest of labor shares represents an accrual of 3.3% in 1996 and 17.5% in 1995 of the Branch's after-tax earnings. The labor share percentage participation in earnings decreased as a result of the 1995 exchange offer in which labor shares of the branch were converted into common shares of the Company.

   Cash Flows -- Operating Activities. Net cash flow from operating activities was $11.4 million for the three months ended March 31, 1996, compared to $49.6 million for the same period in 1995. The decrease in operating cash flow was a result of payments in the first quarter of 1996 of 1995 Peruvian income taxes and 1995 workers' participation and lower net earnings in the first quarter of 1996.

   Cash Flows -- Investing Activities. Net cash flow from investing activities was $27.9 million for the three months ended March 31, 1996, compared to a use of cash of $36.8 million for the three months ended March 31, 1995. The higher cash flow in 1996 was primarily attributable to reduced capital expenditures and the net activity in marketable securities.

   Cash Flows -- Financing Activities. Financing activities used cash of $17.4 million in the first three months of 1996 as compared to $18.4 million in the respective period of 1995. Dividends of $52.2 million were paid in 1996 as compared to $26.8 million in 1995. In addition, there were net borrowings, after escrow requirements, of $35.9 million in 1996 as compared to $8.5 million in 1995.

Liquidity and Capital Resources

   At March 31, 1996, the Company's debt as a percentage of total capitalization was 12.5%, compared with 8.8% at December 31, 1995. Debt at March 31, 1996 was $140.0 million, compared with $93.9 million at the end of 1995.

   The Company expects that it will meet its cash requirements for 1996 and beyond from internally generated funds, cash on hand, from borrowings under its credit agreements or from additional debt or equity financing.

   In April, the Board of Directors declared a quarterly dividend on the common stock of $0.30 per share payable June 3, 1996 to stockholders of record at the close of business on May 16, 1996.

   Impact of New Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. 123 or providing the disclosures required. The Company has elected the disclosure only alternative.


COOPERS & LYBRAND L.L.P.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Southern Peru Copper
Corporation:

We have reviewed the accompanying interim condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of March 31, 1996 and the interim condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 1996 and 1995. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


                                                      COOPERS & LYBRAND L.L.P.

New York, New York
April 19, 1996, except for
Note 7(A) which is as of
May 3, 1996 and Note 7(B)
which is as of April 29, 1996.


                         PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

   (1) On April 29, 1996, Southern Peru Limited, a subsidiary of the Company ("SP Limited"), was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of the subsidiary's Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970s. The complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch of the subsidiary plus dividends and contains similar allegations made in a prior lawsuit dismissed in September 1995.

   (2) With respect to the Mayor of Tacna lawsuit against SP Limited, reported on Form 10-K for 1995, on May 3, 1996, the Superior Court of Tacna, Peru affirmed the lower court's dismissal. The lawsuit sought $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. There is generally no further right of appeal, however, the Peruvian Supreme Court may grant discretionary review of limited issues in exceptional cases.

Item 4 -- Submission of Matters to a Vote of Security Holders

   At the annual meeting of stockholders of the Company held on April 25, 1996, the holders of Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, were asked to approve the selection of auditors for 1996.

   Votes cast in the election of directors by holders of Common Stock were as follows:

                                               Number of Shares
            Names                             For       Withheld
            ----                              ---       --------

          Amb. Everett E. Briggs           8,049,410     100,260
          John F. McGillicuddy             8,077,958      71,712

  In the election of directors by holders of Class A Common Stock, each of the following directors received 66,550,833 votes and no votes were withheld:

          Augustus B. Kinsolving           Jay A. Pritzker
          Francis R. McAllister            Robert A. Pritzker
          Kevin R. Morano                  Michael O. Varner
          Robert J. Muth                   J. Steven Whisler
          Robert M. Novotny                David B. Woodbury
          Richard de J. Osborne            Douglas C. Yearley
          Charles G. Preble

  Stockholders approved the selection of auditors as follows:

                                   For          Against      Abstain
                                -----------    ---------    ----------
     Common Stock:                8,109,946      3,995        35,729
     Class A Common Stock:      332,754,165          0             0
                                -----------    ---------    ----------
             Total:             340,864,111      3,995        35,729


  Holders of Class A Common Stock are entitled to five votes per share when voting together with the holders of Common Stock as one class.


                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SOUTHERN PERU COPPER CORPORATION
                                                   (Registrant)


Dated:  May 14, 1996                       /s/ Ronald J. O'Keefe
                                          -----------------------------
                                          Ronald J. O'Keefe
                                          Executive Vice President and
                                          Chief Financial Officer



Dated:  May 14, 1996                       /s/ Brendan M. O'Grady
                                          ----------------------------
                                          Brendan M. O'Grady
                                          Comptroller