Form 10-Q
period 1996-06-30
SOUTHERN PERU COPPER CORP/
filed 1996-08-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                      1996
                                 Second Quarter
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                Commission file number 1-14066
                  -------------                                       -------




                        SOUTHERN PERU COPPER CORPORATION
            (formerly known as Southern Peru Copper Holding Company)
             (Exact name of registrant as specified in its charter)



           Delaware                                          13-3849074
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes   X     No
                                                             -----      -----

As of July 31, 1996 there were outstanding 13,633,474 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 66,550,833 shares of Southern Peru Copper Corporation class A common stock, par value $0.01 per share.

                        SOUTHERN PERU COPPER CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


                               INDEX TO FORM 10-Q


                                    Page No.

           Part I.  Financial Information:

           Item 1.  Financial Statements (unaudited)

                       Consolidated Statement of Earnings
                         Three Months and Six Months Ended
                         June 30, 1996 and 1995                                                                  2

                       Consolidated Balance Sheet
                         June 30, 1996 and December 31, 1995                                                     3

                       Consolidated Statement of Cash Flows
                         Three Months and Six Months Ended
                         June 30, 1996 and 1995                                                                  4

                       Notes to Consolidated Financial Statements                                            5 - 8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                              9 - 12

           Report of Independent Accountants                                                                    13


           Part II.  Other Information:

           Item 1.  Legal Proceedings                                                                           14

           Signatures                                                                                           15

           Exhibit I - Independent Accountants' Awareness Letter

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                                  3 Months Ended                      6 Months Ended
                                                                     June 30,                            June 30,
                                                               1996             1995              1996              1995
                                                               ----             ----              ----              ----
                                                                        (in thousands, except per share amounts)

Net sales:
 Stockholders and affiliates                                   $  17,892        $  26,544         $  31,248          $  31,814
 Others                                                          155,277          185,633           338,329            385,101
                                                                --------         --------          --------           --------
      Total net sales                                            173,169          212,177           369,577            416,915
                                                                --------         --------          --------           --------

Operating costs and expenses:
 Cost of sales                                                    82,176          107,283           176,855            201,955
 Administrative and other expenses                                11,249           11,673            24,254             26,093
 Depreciation, amortization and depletion                         10,343           10,750            20,670             21,473
 Provision for workers' participation                              4,807            6,528            10,445             13,918
 Exploration expense                                                 492              591             1,147                914
                                                                --------         --------          --------           --------
  Total operating costs and expenses                             109,067          136,825           233,371            264,353
                                                                --------         --------          --------           --------

  Operating income                                                64,102           75,352           136,206            152,562

Interest income                                                    4,901            3,467            11,070              6,010
Other income                                                       2,582            2,626             4,855              5,632
Interest expense                                                  (3,205)          (4,264)           (6,337)            (5,788)
                                                                --------         --------           --------           --------

  Earnings before taxes on income and minority
      interest of labor shares                                    68,380           77,181           145,794            158,416

Taxes on income                                                   21,805           25,475            48,093             52,309
                                                               ---------         --------          --------          ---------

Earnings before minority interest
    of labor shares                                               46,575           51,706            97,701            106,107

Minority interest of labor shares                                  1,346            8,837             3,364             18,883
                                                               ---------        ---------         ---------          ---------

      Net earnings                                             $  45,229        $  42,869         $  94,337          $  87,224
                                                               =========        =========         =========          =========


Per common share amounts:
 Net earnings (a)                                               $   0.56        $    0.65          $   1.18           $   1.33
 Dividends paid                                                 $   0.30        $    0.11          $   0.95           $   0.52
 Weighted average number of shares outstanding                    80,183           65,717            80,204             65,717

(a) The effect on the net earnings per common share of the Company's Common Stock equivalents (shares under option) was insignificant.

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                              June 30,            December 31,
                                                                                                1996                  1995
                                                                                                      (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                               $  237,737            $  219,646
       Marketable securities                                                                            -                42,453
       Accounts receivable:
         Trade:
           Stockholders and affiliates                                                              2,405                 8,732
           Other trade                                                                             44,493                80,100
         Other                                                                                     15,736                11,631
       Inventories                                                                                108,465               103,635
       Other current assets                                                                        16,136                16,648
                                                                                               ----------            ----------
         Total current assets                                                                     424,972               482,845

       Property                                                                                 1,674,492             1,630,517
       Accumulated depreciation, amortization and depletion                                      (863,147)             (851,149)
       Other assets                                                                                19,440                 9,488
                                                                                               ----------            ----------
           Total Assets                                                                        $1,255,757            $1,271,701
                                                                                               ==========            ==========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                                       $   26,935            $   17,034
       Accounts payable - trade                                                                    19,654                32,889
       Accounts payable - other                                                                     6,802                 8,056
       Accrued liabilities                                                                         53,452               112,390
                                                                                               ----------            ----------
           Total current liabilities                                                              106,843               170,369
                                                                                               ----------            ----------
     Long-term debt                                                                               105,397                76,828
     Accrued severance pay                                                                          2,648                 6,354
     Deferred income taxes                                                                         45,373                39,677
                                                                                               ----------            ----------
           Total non-current liabilities                                                          153,418               122,859
                                                                                               ----------            ----------

     Minority interest of labor shares                                                             25,018                24,986
                                                                                               ----------            ----------

     STOCKHOLDERS' EQUITY
     Common stock, par value $0.01(a)                                                                 137                   115
     Class A common stock, par value $0.01(b)                                                         666                   688
     Additional paid-in capital                                                                   265,745               265,738
     Retained earnings                                                                            704,713               686,946
     Treasury stock at cost, 47 common shares                                                        (783)                    -
                                                                                                ---------            ----------
           Total stockholders' equity                                                             970,478               953,487
                                                                                               ----------            ----------

           Total Liabilities, Minority Interest and Stockholders' Equity                       $1,255,757            $1,271,701
                                                                                               ==========            ==========



                                                                        Authorized                     Outstanding
     (a) Common shares                                                      31,249                 13,633               11,480
     (b) Class A common shares                                              68,751                 66,551               68,751

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                            3 Months Ended                 6 Months Ended
                                                                               June 30,                       June 30,
                                                                         1996            1995           1996            1995
                                                                         ----            ----           ----            ----
                                                                                           (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                            $45,229         $42,869        $94,337         $87,224
  Adjustments to reconcile net earnings to net cash provided from
     operating   activities:
    Depreciation, amortization and depletion                               10,343          10,750         20,670          21,473
    Deferred income taxes                                                   1,184            (211)         2,216             406
    Minority interest of labor shares, net of distributions                   522           8,837            661          18,883
    (Gains) losses from sales and dispositions of assets                     (121)         (1,291)           286          (1,291)
  Cash provided from (used for) operating assets and liabilities:
    Accounts receivable                                                    17,130          (3,997)        37,635          30,684
    Inventories                                                           (11,370)         (5,850)        (4,830)        (17,059)
    Accounts payable and accrued liabilities                                   61          20,011        (52,898)        (12,195)
    Other operating liabilities and reserves                                4,351           6,982        (20,941)          1,162
    Other operating assets                                                  1,022          (3,016)         3,868          (2,359)
    Foreign currency translation (gain) loss                               (1,135)            804         (2,428)         (1,409)
                                                                          -------         -------        -------         -------
      Net cash provided from operating activities                          67,216          75,888         78,576         125,519
                                                                          -------         -------        -------         -------

INVESTING ACTIVITIES
  Capital expenditures                                                    (37,356)        (64,343)       (51,931)       (107,743)
  Purchase of held to maturity investments                                      -               -              -         (33,880)
  Transfer of cash from restricted account                                      -          59,533              -          59,533
  Proceeds from maturity of investments                                         -          19,427         42,453          59,950
  Proceeds from the sale of investments                                         -             856              -             856
  Other net                                                                     -           1,195              -           1,195
                                                                          -------         -------        -------        --------
      Net cash provided from (used for) investing activities              (37,356)         16,668         (9,478)        (20,089)
                                                                          -------         -------        -------        --------

FINANCING ACTIVITIES
  Dividends paid                                                          (24,054)         (7,500)       (76,204)        (34,312)
  Proceeds from borrowings                                                      -           6,000         47,000          15,000
  Repayment of borrowings                                                  (7,610)           (558)        (8,531)         (1,104)
  Escrow deposits on long-term loans                                            -               -        (10,152)              -
  Proceeds from labor share subscription                                        -          10,944              -          10,944
  Treasury stock and labor share purchases                                 (2,682)              -         (3,836)              -
                                                                          -------         -------        -------         -------
      Net cash provided from (used for) financing activities              (34,346)          8,886        (51,723)         (9,472)
                                                                          -------         -------        -------         -------

Effect of exchange rate changes on cash                                      (517)           (795)           716            (408)
                                                                          -------         -------        -------         -------

      Increase (decrease) in cash and cash equivalents                     (5,003)        100,647         18,091          95,550
Cash and cash equivalents, beginning of period                            242,740          88,239        219,646          93,336
                                                                         --------        --------       --------        --------

Cash and cash equivalents, end of period                                 $237,737        $188,886       $237,737        $188,886
                                                                         ========        ========       ========        ========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN PERU COPPER CORPORATION
                                and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Interim Financial Statements:

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the six month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

2. Inventories:

Inventories consists of:                                            June 30,               December 31,
                                                                      1996                     1995
                                                                              (in millions)
Metals:
         Finished goods                                                 $2.2                      $2.0
         Work-in-process                                                31.9                      33.1
Supplies, net of reserves                                               74.4                      68.5
                                                                      ------                   -------
Total inventories                                                     $108.5                   $ 103.6
                                                                      ======                   =======

3. Metal Hedging and Trading Activity:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the strike price. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold.

During the second quarter SPCC sold copper put options with a average strike price of $0.95 per pound covering 11% of its remaining six months of 1996 and 1% of 1997 production.

The tables below detail the option sales concluded in the second quarter and the options remaining at June 30, 1996:

                     Second Quarter Copper Put Option Sales
                              (dollars in millions)

                                                                       Pre-tax
                                             Unamortized             Gain to be              Period to be
       Tons              Proceeds                Cost                Recognized               Recognized
       ----              --------                ----                ----------               ----------
       17,913              $ 4.8                 $ 0.5                   $ 4.3               7/96 - 3/97

In addition to the above, the Company recognized proceeds of $0.8 million on options covering 3,583 tons of copper which were sold in the second quarter of 1996. The cost of these options was $.1 million.

                       Copper Put Options at June 30,1996
                  (dollars in millions, except per lb. amounts)

                                   Percent of
                                                       Strike Price         Unamortized           Estimated
          Tons                     Period                Per lb.                Cost             Production
          ----                     ------                -------                ----             ----------
              58,366         7/96 - 12/96                   $ 0.95                $ 1.6               37%
              35,384          1/97 - 3/97                   $ 0.95                  0.7               43%
                                                                                  -----
                                                                                  $ 2.3

In addition to the sales of options described above, the Company sold copper put options in July 1996. Details for the total of July and the second quarter sales are contained in the table below:

                      July and Second Quarter Option Sales
                              (dollars in millions)

                                                                       Pre-tax
                                             Unamortized             Gain to be              Period to be
       Tons              Proceeds                Cost                Recognized               Recognized
       ----              --------                ----                ----------               ----------
        44,533            $11.3                   $ 1.1                   $10.2               7/96 - 3/97


4. Common Stock:

On February 27, 1996, Cerro Trading Company, Inc. transferred 2,200,000 class A common stock shares to a foundation of the Pritzker Family. In accordance with the Company's Certificate of Incorporation these shares were automatically converted into common stock of the Company.

The stockholders of the Company at June 30, 1996 were:

                                                                                                   Percent of Total
                                                                            Outstanding                Number of
                                                                               Shares                   Shares
Class A Common Shares:
   ASARCO Incorporated                                                        43,348,949                  54.06%
   Cerro Trading Company, Inc.                                                12,028,088                   15.00
   Phelps Dodge Overseas Capital Corporation                                  11,173,796                   13.94
                                                                              ----------                  ------
                                                                              66,550,833                  83.00%
Common Shares                                                                 13,633,474                  17.00%
                                                                              ----------                  ------
                                                                              80,184,307                 100.00%
                                                                              ==========                 =======


The Company declared and paid cash dividends of $0.30 per share during the second quarter of 1996 and $0.11 per share during the second quarter of 1995. On August 1, 1996, the Company declared a $0.28 per share dividend payable September 3, 1996 to stockholders of record at the close of business on August 15, 1996.


5. Supplemental disclosures of cash flow information:

(in millions)                                                             Three months ended            Six Months ended
                                                                               June 30,                     June 30,
                                                                         1996           1995          1996          1995
                                                                         ----           ----          ----          ----
Cash paid for:
Interest expense (net of amount capitalized)                               $ 3.7         $ 4.2          $ 4.7         $ 7.3
Income taxes (net of refunds)                                              $25.9         $18.0          $86.4         $40.0

                                                                 6

6. Proforma second quarter 1996 earnings information:

In November 1995, the Company offered to exchange new common shares for labor shares issued by the Peruvian Branch to workers under prior law in Peru (the Exchange Offer). The labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch, which comprises substantially all of the operations of the Company in Peru. The offer ended on December 29, 1995 with 80.8% of the labor shares tendered. The Company, through a wholly owned subsidiary, now owns 96.9% of the Peruvian Branch.

The following shows comparative proforma 1995 earnings information as if the Exchange Offer was completed January 1, 1995.

  (in millions, except for per share data)                 Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                      Historical           Proforma         Historical           Proforma

                                                        1995                 1995              1995                  1995
                                                        ----                 ----              ----                  ----
Net sales                                               $212.2                 $212.2          $416.9                 $416.9
Earnings before taxes on income and minority
   interest of labor shares                               77.2                76.8(a)           158.4               157.4(a)
Taxes on income                                           25.5                25.4(b)            52.3                52.0(b)
Earnings before minority interest of labor
   shares                                                 51.7                   51.4           106.1                  105.4
Minority interest of labor shares in
   Peruvian Branch                                         8.8                 1.7(c)            18.9                 3.6(c)
Net earnings                                             $42.9                  $49.7           $87.2                 $101.8

Weighted average number of shares outstanding             65.7                   80.2            65.7                   80.2

Net earnings per share                                   $0.65                  $0.62           $1.33                  $1.27

Cash dividend paid per share                             $0.11                  $0.09           $0.52                  $0.43


Proforma Effects


(a) The market value of the common stock issued for labor shares tendered pursuant to the Exchange Offer was in excess of the book value of the minority interest of such labor shares. This excess was assigned to mineral reserves and mineralized material. Proforma earnings reflect the amortization of the excess based on a ratio of actual copper production in the period to the total copper contained in the mineral reserves and the mineralized material.


(b) Reflects the amortization of the deferred income taxes on the excess of the market value of common stock issued for labor shares tendered pursuant to the Exchange Offer over the book value of the minority interest of such labor shares. The amortization of the deferred taxes is calculated on the same basis as described in footnote (a) above.

(c) Reflects the reduction of the minority interest of the labor shares tendered pursuant to the Exchange offer.

7. Commitments and contingencies:

On February 26, 1993, the Mayor of Tacna brought a lawsuit against Southern Peru Limited, a wholly owned subsidiary of the Company (SP Limited), seeking $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. On May 3, 1996, the Superior Court of Tacna, Peru affirmed the lower court's dismissal. There is generally no further right of appeal, however, the Peruvian Supreme Court may grant discretionary review on limited issues in exceptional cases.

On April 29, 1996, SP Limited, was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of its subsidiary's Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970's. The complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch of the subsidiary plus dividends and contains similar allegations made in a prior lawsuit dismissed in September 1995.

As reported on Form 10-K for 1995, SP Limited, ASARCO Incorporated, other present and former corporate shareholders of the subsidiary of the Company and certain other companies are defendants in a lawsuit in federal district court in Corpus Christi, Texas brought in September 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of the subsidiary in Peru. Plaintiffs have filed a notice of appeal from the district court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court.

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

8. Impact of new accounting standard:

Impact of New Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. l23 or continuing its current accounting with additional disclosure required. The Company has elected the disclosure only alternative and will continue its current accounting.

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $45.2 million, or $0.56 per share, for the second quarter ended June 30, 1996 compared with net earnings of $42.8 million, or $0.65 per share, for the second quarter ended June 30, 1995. For the six month period ended June 30, 1996, the Company reported net income of $94.3 million, or $1.18 per share, compared with net income of $87.2 million or $1.33 per share in the comparable 1995 period.

The Company's earnings in the second quarter of 1996 and the six months ended June 30, 1996 were significantly affected by the decline in copper and molybdenum prices when compared with the comparable 1995 periods. The decline in prices was partially offset by higher sales volume and lower production costs. Net earnings for the second quarter of 1996 and the six months ended June 30, 1996 were higher than in the comparable 1995 periods primarily due to a reduction in the minority interest of labor shares in the Company's Peruvian Branch. An exchange of labor shares for common shares was completed in the fourth quarter of 1995 and reduced the interest of labor shares from 17.3% to 3.3%. The exchange offer increased the number of common shares outstanding to
80.2 million from 65.7 million.

The Company's copper mine production in the second quarter of 1996 was 173.1 million pounds, an increase of 34% over the year ago period. The increase was attributable to higher ore grades at the Toquepala and Cuajone mines and 22.8 million pounds of refined copper produced from the Company's new solvent extraction/electrowinning plant (SX/EW), which commenced operations in the fourth quarter of 1995.

The Company announced a $35 million expansion project of its sulfuric acid plant which commenced operations in October 1995. The expansion will increase the capture of sulfur dioxide emissions from the smelter from 18% to 30% and will also increase sulfuric acid production at the smelter from an estimated 180,000 tons in 1996 to 300,000 tons per year in 1998, the expected first full year of expanded plant operation. The expansion is expected to substantially improve the ambient air quality in the area. As a result, the Company expects a reduction in the effect of its Intermittent Control Plan under which the Company curtails production at the smelter during adverse weather conditions in order to reduce emissions.

Net Sales: Net sales in the second quarter of 1996 were $173.2 million, compared with $212.2 million in the second quarter of 1995. Sales for the six months ended June 30, 1996 were $369.6 million compared to $416.9 million for the comparable 1995 period. The $39.0 million decrease in net sales in the second quarter of 1996 is primarily attributable to lower copper and molybdenum prices, partially offset by the higher copper sales volume. Copper sales were 161.8 million pounds in the second quarter of 1996 as compared with 151.7 million pounds in the 1995 second quarter. Copper sales volume included 23.0 million pounds of copper produced at the new SX/EW facility in the second quarter of 1996 and 45.6 million pounds in the six month period.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange ("LME"), the New York Commodity Exchange ("COMEX") or published in "Metals Week" for dealer oxide prices for molybdenum products.

                                                                       Three Months ended              Six Months ended
                                                                            June 30,                       June 30,
Price Volume Data                                                      1996           1995           1996            1995
- -----------------                                                      ----           ----           ----            ----

Average Metal Prices
    Copper (per pound-LME)                                               $1.12          $1.31          $1.14           $1.32
    Molybdenum (per pound-Metals Week Dealer Oxide)                       3.15           7.21           3.56           10.49
    Silver (per ounce-COMEX)                                              5.29           5.47           5.42            5.08

Sales Volume (in thousands)
    Copper (pounds)                                                    161,800        151,700        330,800         278,900
    Molybdenum (pounds)(1)                                               1,937          1,526          3,804           3,418
    Silver (ounces)                                                        726            931          1,545           1,598

(1)     The Company's molybdenum production is sold in concentrate form.
        The volume represents pounds of molybdenum contained in concentrate.


Metal Hedging and Trading Activity:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the strike price. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold.

During the second quarter SPCC sold copper put options with a average strike price of $0.95 per pound covering 11% of its remaining six months of 1996 and 1% of 1997 production.

The tables below detail the option sales concluded in the second quarter and the options remaining at June 30, 1996:

                                               Second Quarter Copper Put Option Sales
                                                       (dollars in millions)

                                                                       Pre-tax
                                             Unamortized             Gain to be              Period to be
       Tons              Proceeds                Cost                Recognized               Recognized
       ----              --------                ----                ----------               ----------

       17,913              $ 4.8                 $ 0.5                   $ 4.3               7/96 - 3/97

In addition to the above, the Company recognized proceeds of $0.8 million on options covering 3,583 tons of copper which were sold in the second quarter of 1996. The cost of these options was $.1 million.

                       Copper Put Options at June 30,1996
                  (dollars in millions, except per lb. amounts)

                                   Percent of
                                                       Strike Price         Unamortized           Estimated
          Tons                     Period                Per lb.                Cost             Production
          ----                     ------                -------                ----             ----------
              58,366         7/96 - 12/96                   $ 0.95                $ 1.6               37%
              35,384          1/97 - 3/97                   $ 0.95                  0.7               43%
                                                                                  -----
                                                                                  $ 2.3

                                                                 10

In addition to the sales of options described above, the Company sold copper put options in July 1996. Details for the total of July and the second quarter sales are contained in the table below:

                      July and Second Quarter Option Sales
                              (dollars in millions)

                                                                       Pre-tax
                                             Unamortized             Gain to be              Period to be
       Tons              Proceeds                Cost                Recognized               Recognized
       ----              --------                ----                ----------               ----------
        44,533            $11.3                   $ 1.1                   $10.2               7/96 - 3/97

The pre-tax earnings effect, in millions, of the company's copper hedging activities, net of transaction costs, were as follows.

(in thousands)                                                    Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                                  1996           1995          1996           1995
                                                                  ----           ----          ----           ----
Hedging activities                                                 $0.5           -             $(0.3)          -

Operating Costs and Expenses: Operating costs and expenses were $109.1 million in the second quarter of 1996 compared with $136.8 million for the same period in 1995. Cost of sales for the three months ended June 30, 1996 and 1995 were $82.2 million and $107.3 million respectively. The decrease in cost of sales is attributable primarily to lower cost of purchased concentrates and lower operating costs partially offset by increased sales volume.

Cost of sales was $176.9 million for the six month period ended June 30, 1996, compared with $202.0 million in the corresponding 1995 period. The decrease in cost of sales is attributable primarily to lower cost of purchased concentrates and lower operating costs partially offset by increased sales volume.

The provision for workers' participation for the three and six month periods ended June 30, 1996 was $4.8 million and $10.4 million as compared with $6.5 million and $13.9 million for the respective period in 1995. The decrease was due to lower pre-tax profits of the Branch.

Nonoperating Items: Interest income was $4.9 million in the second quarter of 1996, and $11.1 million for the six month period ended June 30, 1996, compared with $3.5 million and $6.0 million for the respective periods in 1995. The increase reflected higher invested cash balances in 1996.

Taxes on Income: Taxes on income for the three and six month periods ended June 30, 1996 were $21.8 million and $48.1 million, respectively, as compared to $25.5 million and $52.3 million for the respective periods in 1995. The decrease was due to lower taxable earnings in the 1996 periods.

Minority Interest of Labor Shares: The income statement provision for minority interest of labor shares represents an accrual of 3.2% in 1996 and 17.4% in 1995, of the Branch's after-tax earnings, as determined under Peruvian GAAP. The Labor Share percentage participation in earnings decreased principally as a result of the 1995 exchange offer in which labor shares of the Branch were exchanged for common shares of the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities was $67.2 million in the second quarter of 1996, compared to $75.9 million in the second quarter of 1995. The decrease in operating cash flow was primarily due to lower operating earnings in 1996. Net cash provided from operating activities was $78.6 million for the six months ended June 30, 1996, compared with $125.5 million in the corresponding 1995 period. The decrease in operating cash flow was a result of payments in the first quarter of 1996 of 1995 Peruvian income taxes and 1995 worker's participation and lower operating earnings in the first six months of 1996.

Cash Flows - Investing Activities: Investing activities used cash of $37.4 million for the three months ended June 30, 1996 compared to cash provided from investing activities of $16.7 million for the three months ended June 30, 1995. Lower capital spending in 1996 as compared to 1995 was mainly due to the completion of construction on the SX/EW facility in the fourth quarter of 1995. The second quarter 1995 investing activities included the release of previously restricted cash under a commitment to fund certain capital projects.

Net cash used for investing activities was $9.5 million for the six month period ended June 30, 1996, compared with $20.1 million in the corresponding 1995 period. The lower use of cash for investing activities in the six months ended June 30, 1996 was principally attributable to higher proceeds from redemption of investments, net of purchases.

Cash Flows - Financing Activities: Financing activities in the second quarter of 1996 included the scheduled payment of $7.6 million of the Company's long-term debt and distribution of $24.1 million of dividends. In the second quarter of 1995 net borrowings of debt after escrow requirements were $5.4 million. In addition, in the second quarter of 1995 the Company received proceeds from a subscription of labor shares of $10.9 million.

Liquidity and Capital Resources: At June 30, 1996, the Company's debt as a percentage of total capitalization was 11.7%, compared with 8.8% at December 31, 1995. Debt at June 30, 1996 was $132.3 million, compared with $93.9 million at the end of 1995.

The Company expects that it will meet its cash requirements for 1996 and beyond from internally generated funds, cash on hand, from borrowings under its credit agreements or from additional debt or equity financing.

On August 1, the Company declared a quarterly dividend on the common stock of $0.28 per share payable September 3, 1996 to stockholders of record at the close of business on August 15, 1996.

Impact of New Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. l23 or continuing its current accounting with additional disclosure required. The Company has elected the disclosure only alternative and will continue its current accounting.

Cautionary Statement: Statements in this report regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, and anticipated production rates, operating efficiencies, costs and expenditures are forward-looking statements. Actual results could differ materially depending upon the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades or the failure of equipment or processes to operate in accordance with specifications. Results of operations are directly affected by metals prices on commodity exchanges which can be volatile.

COOPERS & LYBRAND L.L.P.







REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the accompanying interim condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of June 30, 1996 and the interim condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1996 and 1995. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                                Coopers & Lybrand L.L.P.




New York, New York
July 19, 1996

                                                    PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As reported on Form 10-K for 1995, Southern Peru Limited a wholly owned subsidiary of the Company, ASARCO Incorporated, other present and former corporate shareholders of the subsidiary of the Company and certain other companies are defendants in a lawsuit in federal district court in Corpus Christi, Texas brought in September 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of the subsidiary in Peru. Plaintiffs have filed a notice of appeal from the district court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHERN PERU COPPER CORPORATION
                                             (Registrant)




Date:  August 14, 1996                    /s/ Ronald J. O'Keefe
                                          ---------------------
                                          Ronald J. O'Keefe
                                          Executive Vice President and
                                          Chief Financial Officer



Date:  August 14, 1996                    /s/ Brendan M. O'Grady
                                          ----------------------
                                          Brendan M. O'Grady
                                          Comptroller

                                                            Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 19, 1996 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of June 30, 1996 and for the three month and six month periods ended June 30, 1996 and 1995 and included in this Form 10-Q for the quarter ended June 30, 1996 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 33-32736). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                Coopers & Lybrand L.L.P.




New York, New York
August 12, 1996