Form 10-Q
period 1996-09-30
SOUTHERN PERU COPPER CORP/
filed 1996-11-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                      1996
                                  Third Quarter
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996             Commission file number 1-14066
                  ------------------                                    -------




                        SOUTHERN PERU COPPER CORPORATION
            (formerly known as Southern Peru Copper Holding Company)
             (Exact name of registrant as specified in its charter)



           Delaware                                          13-3849074
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
     -------------------------------                                -----
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000
                                                                  ------------


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

As of September 30, 1996 there were outstanding 13,633,474 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 66,550,833 shares of Southern Peru Copper Corporation class A common stock, par value $0.01 per share.

                        SOUTHERN PERU COPPER CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                                                                                                               Page No.

           Part I.  Financial Information:

           Item 1.  Financial Statements (unaudited)

                       Consolidated Statement of Earnings
                         Three Months and Nine Months Ended
                         September 30, 1996 and 1995                                                               2

                       Consolidated Balance Sheet
                         September 30, 1996 and December 31, 1995                                                  3

                       Consolidated Statement of Cash Flows
                         Three Months and Nine Months Ended
                      September 30, 1996 and 1995                                                                  4

                       Notes to Consolidated Financial Statements                                                5-8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                                  9-13

           Report of Independent Accountants                                                                      14


           Part II.  Other Information:

           Signatures                                                                                             15

           Exhibit I - Independent Accountants' Awareness Letter

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                                  3 Months Ended                      9 Months Ended
                                                                   September 30,                       September 30,
                                                               1996             1995              1996              1995
                                                               ----             ----              ----              ----
                                                                        (in thousands, except per share amounts)
Net sales:
 Stockholders and affiliates                                   $  18,446        $  26,050         $  49,694          $  57,864
 Others                                                          162,054          244,525           500,383            629,626
                                                                --------         --------          --------           --------
      Total net sales                                            180,500          270,575           550,077            687,490
                                                                --------         --------          --------           --------

Operating costs and expenses:
 Cost of sales                                                    99,868          130,375           276,723            332,330
 Administrative and other expenses                                11,622           12,228            35,876             38,321
 Depreciation, amortization and depletion                         10,634            5,888            31,304             27,361
 Provision for workers' participation                              3,480            9,162            13,925             23,080
 Exploration expense                                                 832              279             1,979              1,193
                                                               ---------        ---------         ---------          ---------
  Total operating costs and expenses                             126,436          157,932           359,807            422,285
                                                               ---------        ---------         ---------          ---------

  Operating income                                                54,064          112,643           190,270            265,205

Interest income                                                    3,999            2,626            15,069              8,636
Other income                                                       3,003            1,262             7,858              6,894
Interest expense                                                  (3,248)          (4,732)           (9,585)           (10,520)
                                                                ---------        ---------         ---------          ---------

  Earnings before taxes on income and minority
      interest of labor shares                                    57,818          111,799           203,612            270,215

Taxes on income                                                   19,085           36,915            67,178             89,224
                                                               ---------        ---------         ---------          ---------

Earnings before minority interest                                 38,733           74,884           136,434            180,991
    of labor shares

Minority interest of labor shares                                    853           12,741             4,217             31,624
                                                               ---------        ---------         ---------          ---------

      Net earnings                                             $  37,880        $  62,143         $ 132,217          $ 149,367
                                                               =========        =========         =========          =========


Per common share amounts:
 Net earnings (a)                                               $   0.47        $    0.95          $   1.65           $   2.27
 Dividends paid                                                 $   0.28        $    0.33          $   1.23           $   0.85
 Weighted average number of shares outstanding                    80,184           65,717            80,198             65,717

(a) The effect on the net earnings per common share of the Company's Common Stock equivalents (shares under option) was insignificant.

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                            September 30,         December 31,
                                                                                                1996                  1995
                                                                                                      (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                               $  217,618            $  219,646
       Marketable securities                                                                        1,000                42,453
       Accounts receivable:
         Trade:
           Stockholders and affiliates                                                              4,863                 8,732
           Other trade                                                                             58,274                80,100
         Other                                                                                     13,742                11,631
       Inventories                                                                                108,206               103,635
       Other current assets                                                                        16,124                16,648
                                                                                               ----------            ----------
         Total current assets                                                                     419,827               482,845

     Property                                                                                   1,714,569             1,630,517
     Accumulated depreciation, amortization and depletion                                        (870,360)             (851,149)
     Other assets                                                                                  20,775                 9,488
                                                                                               ----------            ----------
           Total Assets                                                                        $1,284,811            $1,271,701
                                                                                               ==========            ==========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                                       $   27,017            $   17,034
       Accounts payable - trade                                                                    29,988                32,889
       Accounts payable - other                                                                     7,406                 8,056
       Accrued liabilities                                                                         61,802               112,390
                                                                                               ----------            ----------
         Total current liabilities                                                                126,213               170,369
                                                                                               ----------            ----------
     Long-term debt                                                                                99,527                76,828
     Accrued severance pay                                                                          4,572                 6,354
     Deferred income taxes                                                                         45,720                39,677
                                                                                               ----------            ----------
         Total non-current liabilities                                                            149,819               122,859
                                                                                               ----------            ----------

     Minority interest of labor shares                                                             22,792                24,986
                                                                                               ----------            ----------

     STOCKHOLDERS' EQUITY
     Common stock, par value $0.01(a)                                                                 137                   115
     Class A common stock, par value $0.01(b)                                                         666                   688
     Additional paid-in capital                                                                   265,745               265,738
     Retained earnings                                                                            720,222               686,946
     Treasury stock at cost, 47 common shares                                                        (783)                    -
                                                                                               ----------            ----------
           Total stockholders' equity                                                             985,987               953,487
                                                                                               ----------            ----------

           Total Liabilities, Minority Interest and Stockholders' Equity                       $1,284,811            $1,271,701
                                                                                               ==========            ==========

                                                                        Authorized                    Outstanding
     (a) Common shares                                                      31,249                 13,633               11,480
     (b) Class A common shares                                              68,751                 66,551               68,751

The accompanying notes are an integral part of these financial statements.

                                             Southern Peru Copper Corporation
                                                     and Subsidiaries
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (unaudited)

                                                                            3 Months Ended                 9 Months Ended
                                                                            September 30,                   September 30,
                                                                         1996            1995           1996            1995
                                                                         ----            ----           ----            ----
                                 (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                            $37,880         $62,143       $132,217        $149,367
  Adjustments to reconcile net earnings to net cash provided from operating activities:
    Depreciation, amortization and depletion                               10,634           5,888         31,304          27,361
    Deferred income taxes                                                   4,567           1,146          6,783           1,552
    Minority interest of labor shares, net of distributions                    40          12,741            701          31,624
    (Gains) losses from sales and dispositions of assets                       (1)            133            285          (1,158)
  Cash provided from (used for) operating assets and liabilities:

    Accounts receivable                                                   (14,294)        (41,185)        23,341         (10,501)
    Inventories                                                               259          29,349         (4,571)         12,290
    Accounts payable and accrued liabilities                               12,194          13,259        (40,704)          1,064
    Other operating liabilities and reserves                               10,782           7,387        (10,159)          8,549
    Other operating assets                                                 (5,838)          5,110         (1,970)          2,751
    Foreign currency translation gain                                      (1,748)           (156)        (4,176)         (1,565)
                                                                           ------         --------       -------         -------
      Net cash provided from operating activities                          54,475          95,815        133,051         221,334
                                                                           ------         --------       -------         -------

INVESTING ACTIVITIES
  Capital expenditures                                                    (42,260)        (51,732)       (94,191)       (159,475)
  Purchase of held to maturity investments                                 (1,000)              -         (1,000)        (33,880)
  Transfer of cash from restricted account                                      -             917              -          60,450
  Proceeds from maturity of investments                                         -          16,927         42,453          76,877
  Proceeds from the sale of investments                                         -               -              -             856
  Other net                                                                     -               -              -           1,195
                                                                          -------         --------       -------         -------
      Net cash used for investing activities                              (43,260)        (33,888)       (52,738)        (53,977)
                                                                          -------         --------       -------         -------

FINANCING ACTIVITIES
  Dividends paid                                                          (22,465)        (21,435)       (98,669)        (55,747)
  Proceeds from borrowings                                                      -          47,000         47,000          62,000
  Repayment of borrowings                                                  (5,789)        (77,573)       (14,320)        (78,677)
  Escrow deposits on long-term loans                                           87          11,550        (10,065)         11,550
  Proceeds from labor share subscription                                        -               -              -          10,944
  Treasury stock and labor share purchases                                 (3,417)              -         (7,253)              -
                                                                          -------         --------       -------         -------
      Net cash used for financing activities                              (31,584)        (40,458)       (83,307)        (49,930)
                                                                          -------         --------       -------         -------

Effect of exchange rate changes on cash                                       250            (622)           966          (1,030)
                                                                          -------          -------        ------         -------

      Increase (decrease) in cash and cash equivalents                    (20,119)         20,847        (2,028)        116,397
Cash and cash equivalents, beginning of period                            237,737         188,886       219,646          93,336
                                                                         --------         --------     --------        --------

Cash and cash equivalents, end of period                                 $217,618        $209,733      $217,618        $209,733
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

                        SOUTHERN PERU COPPER CORPORATION
                                and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1. Interim Financial Statements:

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the nine month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

2. Inventories:

Inventories consists of:                                          September 30,            December 31,
                                                                      1996                     1995
                                                                              (in millions)
Metals:
         Finished goods                                               $  1.6                    $  2.0
         Work-in-process                                                36.0                      33.1
Supplies, net of reserves                                               70.6                      68.5
                                                                      ------                   -------
Total inventories                                                     $108.2                    $103.6
                                                                      ======                    ======

3. Metal Hedging and Trading Activity:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines below the option strike price on its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price.

Depending upon market conditions the Company may either sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold. Third quarter results include a pre-tax gain of $4.4 million from the sale or exercise of copper put options held by the Company with respect to copper sales in the period. Results for the nine months include a pre-tax gain of $5.2 million from the sale or exercise of copper put options held by the Company with respect to copper sales in the nine month period.

The table below details copper put options purchased and held by the Company at September 30, 1996:

                     Copper Put Options at September 30,1996
                      (in millions, except per lb. amounts)

                                   Percent of
                                   Option              Strike Price         Unamortized           Estimated
               Lbs.                Period                Per lb.                Cost                Sales
               ----                ------                -------                ----                -----
               38.7             10/96 - 12/96               $ 0.95              $ 0.6                 25%
               41.3               1/97 - 3/97               $ 0.95                0.4                 26%
               ----                                                             -----
               80.0                                                             $ 1.0
               ====                                                             =====

In October, SPCC sold or exercised additional copper put options covering 38.7 million pounds of fourth quarter 1996 copper sales with an average strike price of $0.95. The total pre-tax gain from the October option activity was $1.7 million.

The Company's pre-tax gain from 1996 copper option sales and exercises through October 31, 1996 is $15.7 million. Of that amount $10.6 million remains to be recognized, $5.9 million in the fourth quarter of 1996 and $4.7 million in the first quarter of 1997.

The pre-tax earnings effect, in millions, of the company's copper hedging activities, net of transaction costs, were as follows.

(in millions)                                                     Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                  1996           1995          1996           1995
                                                                  ----           ----          ----           ----

Hedging activities                                                 $4.4           $(1.1)          $4.1          $(1.1)

4. Common Stock:

The stockholders of the Company at September 30, 1996 were:

                                                                                                   Percent of Total
                                                                            Outstanding                Number of
                                                                               Shares                   Shares
Class A Common Shares:
   ASARCO Incorporated                                                        43,348,949                      54.06%
   Cerro Trading Company, Inc.                                                12,028,088                      15.00
   Phelps Dodge Overseas Capital Corporation                                  11,173,796                      13.94
                                                                              ----------                     ------
                                                                              66,550,833                      83.00%
Common Shares                                                                 13,633,474                      17.00%
                                                                              ----------                     ------
                                                                              80,184,307                     100.00%
                                                                              ==========                     ======


On October 30, 1996, the Company declared a $0.24 per share dividend payable December 2, 1996 to stockholders of record at the close of business on November 14, 1996.


5. Supplemental disclosures of cash flow information:

(in millions)                                                             Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                         1996           1995          1996           1995
                                                                         ----           ----          ----           ----
Cash paid for:
Interest expense (net of amount capitalized)                               $ 2.9         $ 3.1         $  7.6         $ 10.4
Income taxes (net of refunds)                                              $19.5         $17.4         $105.9         $ 57.4

6. Proforma 1995 earnings information:

In November 1995, the Company offered to exchange new common shares for labor shares issued by the Peruvian Branch to workers under prior law in Peru (the Exchange Offer). The labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch, which comprises substantially all of the operations of the Company in Peru. The offer ended on December 29, 1995 with 80.8% of the labor shares tendered. The Company, effectively now owns 97.1% of the Peruvian Branch.

The following shows comparative annotated proforma 1995 earnings information as if the Exchange Offer was completed January 1, 1995.

  (in millions, except for per share data)                 Three Months Ended                     Nine Months Ended
                                                           September 30,1995                      September 30, 1995
                                                      Historical           Proforma         Historical           Proforma
Net sales                                               $270.6                 $270.6           $687.5                $687.5
Earnings before taxes on income and minority
   interest of labor shares                              111.8                111.2(a)           270.2               268.6(a)
Taxes on income                                           36.9                 36.7(b)            89.2                88.7(b)
Earnings before minority interest of labor
   shares                                                 74.9                   74.5            181.0                 179.9
Minority interest of labor shares in
   Peruvian Branch                                        12.8                  2.2(c)            31.6                 5.8(c)
Net earnings                                             $62.1                  $72.3           $149.4                $174.1

Weighted average number of shares outstanding             65.7                   80.2             65.7                  80.2

Net earnings per share                                   $0.95                  $0.90            $2.27                 $2.17

Cash dividend paid per share                             $0.33                  $0.27            $0.85                 $0.70

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

7.   Commitments and contingencies:

On February 26, 1993, the Mayor of Tacna brought a lawsuit against Southern Peru Limited (SP Limited), a wholly owned subsidiary of the Company, seeking $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. On May 3, 1996, the Superior Court of Tacna, Peru affirmed the lower court's dismissal. There is generally no further right of appeal, however, the Peruvian Supreme Court may grant discretionary review on limited issues in exceptional cases.

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

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company has submitted an environmental compliance program to the Government of Peru (the "PAMA"). The PAMA would require the Company to make significant additional capital expenditures to achieve compliance with current Peruvian environmental requirements within a period of five years except for environmental controls applicable to its smelter operations, which must be put in place within ten years. Once the PAMA is approved by the government, compliance with the PAMA will satisfy all environmental requirements pertaining to the Company's operations throughout the applicable five or ten year period.

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


8. Impact of new accounting standards:

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

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental cleanup liabilities. The Company is currently assessing the impact of this statement, which is effective for fiscal years beginning after December 15, 1996.

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $37.9 million, or $0.47 per share, for the third quarter ended September 30, 1996 compared with net earnings of $62.1 million, or $0.95 per share, for the third quarter ended September 30, 1995. For the nine month period ended September 30, 1996, the Company reported net income of $132.2 million, or $1.65 per share, compared with net income of $149.4 million or $2.27 per share in the comparable 1995 period.

The Company's earnings in the third quarter of 1996 and the nine months ended September 30, 1996 were significantly reduced by the decline in the copper price from the comparable 1995 periods. The decline in earnings due to lower copper prices was somewhat offset by increased production and lower production costs. Sales of copper produced from the Company's mines, including the new solvent extraction/electrowinning (SX/EW) facility increased significantly in the third quarter of 1996 and the nine months ended September 30, 1996, when compared to the comparable 1995 periods. Net earnings for the third quarter of 1996 and the nine month period ended September 30, 1996 reflect a reduction in the minority interest of labor shares in the Company's Peruvian Branch. An exchange of labor shares for common shares was completed in the fourth quarter of 1995 and reduced the interest of labor shares from 17.3% to 3.3%. The exchange offer increased the number of common shares outstanding to 80.2 million from 65.7 million.

The Company's copper mine production in the third quarter of 1996 was 169.9 million pounds, an increase of 23% over the year ago period. The increase was attributable to higher ore grades at the Cuajone mine and 24.4 million pounds of refined copper produced from the Company's new SX/EW plant, which commenced operations in the fourth quarter of 1995.

In September 1996, the Company announced that its board of directors approved the expansion of the Cuajone copper mine and commencement of engineering studies for the modernization of its copper smelter at Ilo. Commencement of the expansion project will begin once financing has been arranged. The Cuajone mine expansion represents the first stage of a multi-year programmed expansion which will expand Cuajone mine annual copper production by 65,000 tons. Engineering for the second stage of the program, the modernization of the Ilo smelter, will begin immediately. Following completion of the preliminary engineering and securing of financing, SPCC plans to modernize its existing copper smelter at Ilo to increase capacity, modernize facilities and to meet current international environmental guidelines. A future opportunity for a third stage of the modernization and expansion plan, consisting of a second expansion at Cuajone and further expansion of smelter capacity at the Ilo smelter will be evaluated at a later date and will depend on the availability of financing and other conditions at the time.

As a result of ongoing drilling programs at the Company's mines, proven and probable sulfide ore reserves at the Cuajone Mine have been increased approximately 300 million tons effective June 30, 1996. The ore grade of this increase is .59% copper. The increase in ore reserves had no material impact on net earnings for the three or nine months ended September 30, 1996.

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company has submitted an environmental compliance program to the Government of Peru (the "PAMA"). The PAMA would require the Company to make significant additional capital expenditures to achieve compliance with current Peruvian environmental requirements within a period of five years except for environmental controls applicable to its smelter operations, which must be put in place within ten years. Once the PAMA is approved by the government, compliance with the PAMA will satisfy all environmental requirements pertaining to the Company's operations throughout the applicable five or ten year period.

Net Sales: Net sales in the third quarter of 1996 were $180.5 million, compared with $270.6 million in the third quarter of 1995. Sales for the nine months ended September 30, 1996 were $550.1 million compared to $687.5 million for the comparable 1995 period. The $90.1 million decrease in net sales in the third quarter of 1996 is primarily attributable to lower copper and molybdenum prices. Copper sales were 188.6 million pounds in the third quarter of 1996 as compared with 189.8 million pounds in the 1995 third quarter. Copper sales volume included 23.8 million pounds and 69.4 million pounds of copper produced at the new SX/EW facility in the third quarter of 1996 and the nine month period, respectively.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange ("LME"), the New York Commodity Exchange ("COMEX") or published in "Metals Week" for dealer oxide prices for molybdenum products.

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
Price Volume Data                                                      1996           1995           1996            1995
-----------------                                                      ----           ----           ----            ----
Average Metal Prices
    Copper (per pound-LME)                                               $0.90          $1.37          $1.06           $1.34
    Molybdenum (per pound-Metals Week Dealer Oxide)                                                    $3.47
                                                                         $3.29          $4.37                          $8.45
    Silver (per ounce-COMEX)                                             $5.04          $5.32          $5.29           $5.16

Sales Volume (in thousands)
    Copper (pounds)                                                    188,600        189,800        519,400         468,700
    Molybdenum (pounds)(1)                                               2,152          2,656          5,956           6,074
    Silver (ounces)                                                        818          1,110          2,363           2,708

(1) The Company's molybdenum production is sold in concentrate form. The volume represents pounds of molybdenum contained in concentrate.

Metal Hedging and Trading Activity:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines below the option strike price on its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price.

Depending upon market conditions the Company may either sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold. Third quarter results include a pre-tax gain of $4.4 million from the sale or exercise of copper put options held by the Company with respect to copper sales in the period. Results for the nine months include a pre-tax gain of $5.2 million from the sale or exercise of copper put options held by the Company with respect to copper sales in the nine month period.

The table below details copper put options purchased and held by the Company at September 30, 1996:
                     Copper Put Options at September 30,1996
                      (in millions, except per lb. amounts)

                                   Percent of
                                   Option              Strike Price         Unamortized           Estimated
               Lbs.                Period                Per lb.                Cost                Sales
               ----                ------                -------                ----                -----
                38.7            10/96 - 12/96               $ 0.95              $ 0.6                 25%
                41.3              1/97 - 3/97               $ 0.95                0.4                 26%
                ----                                                            -----
                80.0                                                            $ 1.0
                ====                                                            =====

In October, SPCC sold or exercised additional copper put options covering 38.7 million pounds of fourth quarter 1996 copper sales with an average strike price of $0.95. The total pre-tax gain from the October option activity was $1.7 million.

The Company's pre-tax gain from 1996 copper option sales and exercises through October 31, 1996 is $15.7 million. Of that amount $10.6 million remains to be recognized, $5.9 million in the fourth quarter of 1996 and $4.7 million in the first quarter of 1997.

The pre-tax earnings effect, in millions, of the company's copper hedging activities, net of transaction costs, were as follows.

(in millions)                                                     Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                  1996           1995          1996           1995
                                                                  ----           ----          ----           ----
Hedging activities                                                 $4.4           $(1.1)          $4.1          $(1.1)

Operating Costs and Expenses: Operating costs and expenses were $126.4 million in the third quarter of 1996 compared with $157.9 million for the same period in 1995. Cost of sales for the three months ended September 30, 1996 and 1995 were $99.9 million and $130.4 million respectively. The decrease in cost of sales is attributable primarily to the reduction of sales of copper produced from purchased concentrates which were replaced by sales of copper produced from the Company's new SX/EW operation.

Cost of sales was $276.7 million for the nine month period ended September 30, 1996, compared with $332.3 million in the corresponding 1995 period. While the volume of all copper sold increased by 50.7 million pounds in the nine month 1996 period, as compared to the 1995 period, cost of sales decreased by $55.6 million. This decrease in cost of sales was principally attributable to a reduction in sales of 62.4 million pounds of copper produced from purchased concentrates and an increase of 113.1 million pounds in sales of copper produced from Company mines, of which 69.4 million pounds were from the new SX/EW facility. The unit cost of purchased concentrates in 1995 were considerably higher, as cost is based on prevailing market prices.

Depreciation expense for the three and nine month periods ended September 30, 1996 was $10.6 million and $31.3 million, respectively as compared to $5.9 million and $27.4 million in the comparable periods in 1995. An increase to ore reserves at June 30, 1995 resulted in lower depreciation expense in the third quarter of 1995. Higher nine month depreciation in 1996 reflects additions to property.

The provision for workers' participation for the three and nine month periods ended September 30, 1996 was $3.5 million and $13.9 million, respectively, as compared with $9.2 million and $23.1 million for the comparable period in 1995. The decrease was due to lower pre-tax profits of the Branch.

Nonoperating Items: Interest income was $4.0 million in the third quarter of 1996, and $15.1 million for the nine month period ended September 30, 1996, compared with $2.6 million and $8.6 million for the respective periods in 1995. The increase reflected a higher interest rate and higher invested cash balances in 1996. Other income was $3.0 million in the third quarter of 1996, and $7.9 million for the nine month period ended September 30, 1996, compared with $1.3 million and $6.9 million for the respective periods in 1995. 1996 exchange gains were higher than in 1995 due primarily to a higher devaluation rate. Also, nine month 1995 results include a gain of $1.3 million on the sale of an investment. Interest expense was $3.2 million in the third quarter of 1996, and $9.6 million for the nine months period ended September 30, 1996, compared with $4.7 million and $10.5 million for the respective periods in 1995. The third quarter 1995 included a write-off of previously capitalized loan fees of $2.0 related to the prepayment of $77 million of the Company's long term debt. In addition, the nine month 1995 period included $1.9 million of interest capitalized.

Taxes on Income: Taxes on income for the three and nine month periods ended September 30, 1996 were $19.1 million and $67.2 million, respectively, as compared to $36.9 million and $89.2 million for the respective periods in 1995. The decrease was due to lower taxable earnings in the 1996 periods.

Minority Interest of Labor Shares: The income statement provision for minority interest of labor shares during the third quarter represents an accrual of approximately 3.0% in 1996 and 17.4% in 1995, of the Branch's after-tax earnings, as determined under Peruvian GAAP. The Labor Share percentage participation in earnings decreased principally as a result of the 1995 exchange offer in which labor shares of the Branch were exchanged for common shares of the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities was $54.5 million in the third quarter of 1996, compared to $95.8 million in the third quarter of 1995. The decrease in operating cash flow was primarily due to lower operating earnings partially offset by higher non-cash charges for depreciation and deferred taxes in 1996. Net cash provided from operating activities was $133.1 million for the nine months ended September 30, 1996, compared with $221.3 million in the corresponding 1995 period. The decrease in operating cash flow was a result of higher payments of Peruvian income taxes and lower earnings before minority interest of labor shares in the first nine months of 1996.

Cash Flows - Investing Activities: Investing activities used cash of $43.3 million for the three months ended September 30, 1996 compared $33.9 million for the three months ended September 30, 1995. Lower proceeds from the maturity of investments in 1996 was partially offset by lower capital spending. Net cash used for investing activities was $52.7 million for the nine month period ended September 30, 1996, compared with $54.0 million in the corresponding 1995 period.

Cash Flows - Financing Activities: Financing activities in the third quarter of 1996 included the scheduled payment of $5.8 million of the Company's long-term debt, distribution of $22.5 million of dividends, and $3.4 million to repurchase labor shares. In the third quarter of 1995 net repayments of debt after escrow requirements were $19.0 million and dividends distributed were $21.4 million. Net cash used for financing activities was $83.3 million in the nine month period ended September 30, 1996, compared with $49.9 million in the comparable 1995 period. Dividends paid in the nine month 1996 period were $98.7 million compared with $55.7 million in the comparable 1995 period. Borrowings, net of escrow requirements were $22.6 million in the 1996 period, compared to repayments, net of escrow release of $5.2 million in the comparable 1995 period. In the nine month 1996 period, cash of $6.1 million was used to purchase labor shares. In the nine month 1995 period cash of $10.9 million was received from a labor share subscription.

Liquidity and Capital Resources: At September 30, 1996, the Company's debt as a percentage of total capitalization was 11.1%, compared with 8.8% at December 31, 1995. Debt at September 30, 1996 was $126.5 million, compared with $93.9 million at the end of 1995.

The Company expects that it will meet its cash requirements for 1996 and beyond from internally generated funds, cash on hand, from borrowings under its credit agreements or from additional external financing.

On October 30, the Company declared a quarterly dividend on the common stock of $0.24 per share payable December 2, 1996 to stockholders of record at the close of business on November 14, 1996.

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

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental cleanup liabilities. The Company is currently assessing the impact of this statement, which is effective for fiscal years beginning after December 15, 1996.

Cautionary Statement: Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company's products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metals prices on commodity exchanges which can be volatile.

COOPERS & LYBRAND L.L.P.







REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the accompanying interim condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of September 30, 1996 and the interim condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1996 and 1995. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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




New York, New York
October 18, 1996

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHERN PERU COPPER CORPORATION
                                             (Registrant)




Date:   November 14, 1996                 /s/ Ronald J. O'Keefe
                                          ---------------------
                                          Ronald J. O'Keefe
                                          Executive Vice President and
                                          Chief Financial Officer



Date:   November 14, 1996                 /s/ Brendan M. O'Grady
                                          ----------------------
                                          Brendan M. O'Grady
                                          Comptroller

                                                            Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 18, 1996 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of September 30, 1996 and for the three month and nine month periods ended September 30, 1996 and 1995 and included in this Form 10-Q for the quarter ended September 30, 1996 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 33-32736). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                Coopers & Lybrand L.L.P.




New York, New York
November 12, 1996