Form 10-K405
period 1996-12-31
SOUTHERN PERU COPPER CORP/
filed 1997-03-28
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 1996 FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996      Commission File Number: 1-14066


                        SOUTHERN PERU COPPER CORPORATION
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


          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-----------------------------                                   ----------
Common Stock, par value $0.01 per share                 New York Stock Exchange
                                                          Lima Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of March 7, 1997, there were of record 14,296,399 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by nonaffiliates was approximately $243.0 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.


PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part           III: Proxy  statement in connection with the Annual Meeting to be held on May 1, 1997.
Part           IV: Exhibit index is on page B-1.

A1


                                     PART I

Item 1.  Business
                                  THE COMPANY


The Company is an integrated producer of copper which operates mining, smelting and refining facilities in the southern part of Peru. The Company, incorporated in Delaware in 1995, conducts its operations through its wholly owned subsidiary, Southern Peru Limited ("SP Limited"). SP Limited was incorporated in 1952. It was reorganized in 1955 and has conducted copper mining operations since 1960. Pursuant to Peruvian law, SP Limited conducts its operations in Peru through a registered branch (the "Branch"). The Branch is not a corporation separate from SP Limited. It is, however, an establishment, registered pursuant to Peruvian law, through which SP Limited holds assets, incurs liabilities and conducts operations in Peru. Although it has neither its own capital nor liability separate from that of SP Limited, it is deemed to have an equity capital for purposes of determining the economic interests of holders of labor shares (the "Labor Shares"). Labor Shares are non-voting ownership interests distributed to workers in accordance with former Peruvian laws. The Branch comprises substantially all the assets and liabilities of SP Limited associated with its copper operations in Peru.

On November 29, 1995, the Company offered to exchange newly issued common stock, par value $0.01 per share (the "Common Stock"), for any and all of the outstanding Labor Shares of the Branch. Two series of Labor Shares (S-1 and S-2) are listed and traded on the Lima Stock Exchange. The exchange offered one share of Common Stock for four S-1 Labor Shares and one share of Common Stock for five S-2 Labor Shares. The exchange offer expired on December 29, 1995 with 80.8% of all outstanding Labor Shares exchanged for 11,479,667 shares of Common Stock. In connection with the exchange offer, the former Southern Peru Copper Corporation changed its name to Southern Peru Limited and the Company (formerly known as Southern Peru Copper Holding Company) changed its name to Southern Peru Copper Corporation. Throughout this Report on Form 10-K, unless the context otherwise requires, the terms "Southern Peru", "SPCC" and "Company" refer to the present corporation and its consolidated subsidiaries, as well as its predecessor, now named Southern Peru Limited, which previously was the parent company and is now a wholly-owned subsidiary of the Company. In addition, throughout this report, unless otherwise noted, all tonnages are in short tons and all ounces are troy ounces.

In connection with the consummation of the exchange offer, ASARCO Incorporated ("Asarco"), Cerro Trading Company, Inc. ("Cerro") and Phelps Dodge Overseas Capital Corporation ("Phelps Dodge" and, together with Asarco and Cerro, the "Class A Common Stockholders") exchanged their common shares in SP Limited for Class A common stock, par value $0.01 per share (the "Class A Common Stock"), of the Company. At December 31, 1996 the stockholders in the Company were Asarco (54.1%), Cerro (15.0%), Phelps Dodge (13.9%) and common stockholders (17.0%).


                               COPPER PRODUCTION


The copper operations of the Company involve the mining, milling and flotation of copper ore to produce copper concentrates, the smelting of copper concentrates to produce blister copper and the refining of blister copper to produce copper cathode. In 1995, the Company also produced refined copper using solvent extraction/electrowinning ("SX/EW") technology. Silver, molybdenum and small amounts of other metals are contained in copper ore as by-products. Silver sold is recovered in the refining process or as an element of blister copper. Molybdenum is recovered from copper concentrate in a molybdenum by-product plant. The Company has not reported information by industry segments because substantially all of its revenues are generated from its copper production.

A2

Over the last several years, drilling programs at the Toquepala and Cuajone mines have identified substantial additional ore reserves and mineralized material which continues to be evaluated for classification as proven and probable ore reserves. During 1996, drilling was concentrated primarily at Cuajone and delineated a substantial increase in proven and probable ore reserves. At year end 1996, proven and probable sulfide reserves totaled 1,400.3 million tons with an average copper grade of 0.65% at Cuajone and 331.6 million tons with an average copper grade of 0.82% at Toquepala. Mineralized material still being evaluated totals an additional 180 million tons at an average grade of 0.56% at Cuajone and 200 million tons at an average grade of 0.71% at Toquepala. In addition, the Company has 665 million tons of leachable, low-grade ore that can be economically processed by its new SX/EW operation.

Total mine  production  for 1996 was 678.1 million  pounds of copper,  including
93.2 million pounds of refined copper cathodes produced at the new SX/EW plant, an increase of 22% over 1995. Production of copper in concentrate grew to 584.9 million pounds compared with 547.1 million pounds the prior year. Toquepala produced 252.9 million pounds and Cuajone produced 332.0 million pounds of copper contained in concentrates in 1996.

As part of the Company's recently completed $445-million modernization program, new larger equipment was added at both mines. At Cuajone, 12 new 240-ton capacity trucks and one 56-cubic-yard capacity shovel that can load the haul trucks in just three passes were added. At Toquepala, mining equipment has been supplemented with seven new 240-ton capacity trucks and a new 56-cubic-yard capacity shovel. Two secondary crushers at the Cuajone concentrator were replaced and four tertiary crushers were added at the Toquepala concentrator. Large flotation cells were installed at both concentrators, resulting in a considerable saving in power costs. The concentrator at Cuajone had record production of 613,000 tons of copper concentrate. The Toquepala concentrator milled over 18.6 million tons of ore from the mine, also a record. Together the two mines also produced 3.1 million ounces of silver and 8.7 million pounds of molybdenum.

The new SX/EW facility had its first full year of operation in 1996. Built at a cost of $105 million, the plant produces refined copper from solutions obtained from leaching low-grade ore that has been stored at the Toquepala and Cuajone mines. The plant produced 93.2 million pounds of refined copper, 20% more than projected, at a cash cost under 35 cents per pound in its first full year of operation.

Total refined production, including the 93.2 million pounds from the SX/EW plant, increased to 532.8 million pounds from 442.4 million pounds in 1995. Refined production from the Ilo refinery reached a record 439.6 million pounds in 1996. The refinery, purchased from the Peruvian government in 1994 for $65 million, was built in the 1970s to treat the output of SPCC's smelter. The purchase of the refinery made SPCC an integrated copper producer and lowered the Company's cash cost of producing copper. As part of the acquisition agreement, the Company spent $20 million to modernize the refinery. The most significant improvement was to the tankhouse where installation of acid-resistant polymer cells and a new rectifier increased capacity by 20%, bringing the refinery's capacity to 494 million pounds of copper cathode per year.

SPCC's Ilo smelter continues to provide all the feed for the refinery. Since the smelter's capacity exceeds that of the refinery, the Company sells blister copper to other refiners around the world. Smelter operations benefited from a full year of operation of the Modified El Teniente Converter ("CMT"), installed in late 1995, that allowed the closing of a reverberatory furnace and two older-design converter furnaces. The CMT was installed on schedule and reached full production rates almost immediately upon start-up. A record 1.17 million tons of concentrate were smelted at the smelter in 1996. Production of blister copper was 634 million pounds, the same as in 1995.

A3

In September 1996, SPCC announced plans to increase annual mined copper production and modernize the smelter. The project will be accomplished in three stages. The first stage is the expansion of the Cuajone mine and the second stage, the modernization and expansion of the Ilo smelter. Commencement of both stages is subject to the arrangement of long-term financing. Orders have been placed for some equipment for the mine expansion at Cuajone that involve long lead times and engineering work for both stages has commenced. The third stage in the plan, which provides for further expansion of the Cuajone mine and the Ilo smelter, is optional and no decision to proceed is likely to be made until 2000.

The first stage expansion plan at Cuajone will increase annual mine production by 130 million pounds. The existing concentrator will be expanded by adding a third crushing line and expanding the grinding and flotation circuits. Mining operations will be increased by the addition of 11 new 240-ton-capacity trucks, drilling and auxiliary equipment and one new 56-cubic-yard-capacity shovel. Completion of the mine expansion is expected early in 1999. The modernization of the Ilo smelter will be completed in phases. A new smelting furnace utilizing flash furnace technology, along with associated support and environmental control facilities will be installed by 2001. The converter operations will be modernized by installing either flash technology or conventional Peirce-Smith converter technology. This choice of converter technology will be made before 2000 and new converter operations are planned to be in service by 2003. The delay in selecting the converter technology will allow the Company to evaluate the operation of the new flash converting technology at other copper smelters. Plans call for the smelter to continue to operate its existing furnaces and converters until the new plant proves capable of operating reliably at designed rates. The modernized smelter will meet international environmental guidelines.


                         PRINCIPAL PRODUCTS AND MARKETS

The principal uses of copper are in the building and construction industry, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer products and the automotive and transportation industries. Silver is used for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts. Molybdenum is used to toughen alloy steels and soften tungsten alloy and is also used in fertilizers, dyes, enamels and reagents.


During 1996, 1995 and 1994, substantially all of the Company's copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in Latin America. A substantial portion of SPCC's copper sales is made under annual contracts to industrial users. Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result there is little seasonality in SPCC sales volumes.


                               BACKLOG OF ORDERS


Substantially all of the Company's metal production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodities exchanges or in spot sales. Final sales values are determined based on prevailing commodity prices for the quotational period, generally being the month of, the month prior or the month following the actual or contractual month of shipment or delivery according to the terms of the contract.

A4

                             COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample. The Company's products compete with other materials, including aluminum and plastics.

                                   EMPLOYEES


At December 31, 1996 the Company employed approximately 4,900 persons, about two-thirds of whom were covered by labor agreements with nine labor unions. There were no labor strikes in 1996.


                       ENERGY MATTERS AND WATER RESOURCES


Electric power for the Company's operating facilities is generated by the Company's thermal electric plant located adjacent to the Ilo smelter. The Company is negotiating the sale of the power plant that provides electricity for its operations to a subsidiary of Tractebel S.A., a Belgian concern. A new 40 megawatt gas turbine will be added to the plant in 1997, raising its total capacity to 175 megawatts. SPCC would purchase all of its power requirements from the Tractebel subsidiary pursuant to a 20-year agreement. The sale will relieve the Company of the necessity to invest additional capital for enlarging the power plant to meet its future power requirements.

In connection with the anticipated sale of the power plant, on February 21, 1997, SPCC entered into agreements with the Tractebel subsidiary for the sale of the new turbine and the 20-year power purchase agreement. Closing of the transaction is subject to obtaining necessary government approvals.


SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from Lake Suches. The Company also operates desalination plants at Ilo, producing water for industrial and domestic use.

                                  CONCESSIONS


The Company has concessions from the Peruvian government for its exploration, exploitation, extraction and/or production operations (collectively, the "Concessions"). The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $2 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 1996 were approximately $183,300.


                             ENVIRONMENTAL MATTERS


The Company recently installed new facilities and implemented operating procedures to further reduce the impact of its operations on the environment. In January 1996, the sulfuric acid plant at the Ilo smelter was dedicated. Completed in 1995, the plant captures 18% of the smelter's off-gases and 60% of those from the CMT to produce sulfuric acid. A portion of the acid is used by the Company to leach ore as part of the SX/EW operation and the rest is sold to customers. The plant produced 214,000 tons of acid in 1996 in its first full year of operation. A $35 million expansion of the acid plant is now underway with completion expected in March 1998 with annual acid production projected to increase to 330,000 tons. When completed, the expanded acid plant will capture all the off-gases from the CMT, or 30% of the entire smelter's emissions.

Additionally, the Company has a supplemental control program at the smelter that is designed to decrease sulfur dioxide emissions during adverse weather conditions by curtailing operations.

A5

With the completion of a starter dam at Quebrada Honda, tailings are now deposited on land at a location close to both mines.

The  environmental  projects  have  contributed  significantly  to the important progress made in reducing the impact of the Company's operations on the environment. The major modernization project now underway at the smelter will continue the Company's progress in meeting international environmental guidelines.

Capital expenditures for environmental projects in 1996 were approximately $29.8 million and in 1997 are anticipated to be approximately $50 million including expenditures under the Company's environmental compliance and management plan (the "PAMA"). The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's recently approved PAMA, sets forth the investment to be made by the Company to comply with current Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emission and waste discharges ("MPLs") within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within 10 years. Upon completion of the smelter modernization, management expects that 95% to 98% of smelter emissions will be captured, depending upon the converter technology selected for installation at the smelter. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Expansion and Modernization Project." Management believes that under current Peruvian law and regulations, compliance with the PAMA will satisfy the MPL requirements pertaining to the Company's operations during the applicable five- or 10- year implementation period. The Company's remains, however, subject to other environmental requirements applicable to its operations.


                                REPUBLIC OF PERU

Substantially all of the Company's revenues are derived from the Toquepala mine, the Cuajone mine, the SX/EW facility and the smelter and refinery at Ilo, all of which are located within a 30-mile radius in the southern part of Peru. Risks attendant to the Company's operations in Peru include those associated with economic and political conditions, effects of currency fluctuations and inflation, effects of government regulations and the geographic concentration of the Company's operations.


                            NEW ACCOUNTING STANDARD

In February 1997, The Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share". The Company is currently assessing the impact of this statement which will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

A6

                              CAUTIONARY STATEMENT


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



Item 2.  Properties


                                   FACILITIES


The Company's principal executive offices are located at 180 Maiden Lane, New York, New York 10038 and Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru. At December 31, 1996, the Company, through SP Limited and the Branch, has 100% interests in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government. See Item 1 "Business--Concessions". The Company owns, through SP Limited and the Branch, its offices in Lima. Its offices in New York are located in space leased to it by Asarco. Its offices in Miami are leased by the Company. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

The offices and the Company's major facilities, together with production commencement dates, are listed below:


         PERU                                  UNITED STATES


  Toquepala Mine -- southern Peru (1960)    Executive Offices -- New York, NY
  Cuajone Mine -- southern Peru (1976)      Logistics Services, Inc., Miami, FL
  SX/EW  Facility -- southern Peru (1995)
  Ilo Smelter -- Ilo, Peru (1960)
  Ilo Refinery -- Ilo, Peru  (1994-SPCC)
  Acid Plant -- Ilo, Peru (1995)
  Executive Offices -- Lima, Peru


The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities at Ilo, a power plant and port facilities, which are located approximately 122 rail miles from the two mines sites, which are at elevations ranging from 3,220 to 3,330 meters. In addition, the Company provides housing, hospitals and schools for employees and their families.

A7

                          METAL PRODUCTION STATISTICS


Production Statistics

                                              1996             1995            1994             1993             1992
                                              ----             ----            ----             ----             ----
 Copper Production


 MINES (contained copper in thousands of pounds)
 Toquepala                                       252,928         256,128          223,594          230,094         226,464
 Cuajone                                         332,014         290,982          312,074          300,820         315,892
 SX-EW                                            93,170          10,012                -                -               -
    Total Mines                                  678,112         557,122          535,668          530,914         542,356

 SMELTER (contained copper in thousands of pounds)
 From SPCC concentrates                          589,994         537,522          536,864          530,092         536,814
 From purchased concentrates                      43,614          96,934          107,342           95,498          70,964
    Total Smelter                                633,608         634,456          644,206          625,590         607,778

 REFINERIES (thousands of pounds of copper)
 Ilo (a)                                         439,600         432,414          421,342          396,750         394,118
 SX/EW                                            93,170          10,012                -                -               -
    Total refined                                532,770         442,426          421,342          396,750         394,118

 COPPER SALES (thousands of pounds)

 Refined                                         439,400         436,638          424,776          400,894         383,954
 In Blister                                      162,418         200,592          228,346          212,446         205,110
 SX/EW                                            92,472           9,374                -                -               -
   Total sales of Copper                         694,290         646,604          653,122          613,340         589,064

 LME average price (cents
    per pound)                                     104.1           133.2            104.7             86.8           103.5

  poundlb.)

 Molybdenum

  (thousands of pounds contained in concentrate)
 MINES
 Toquepala                                         4,483           3,674            3,058            2,570           3,616
 Cuajone                                           4,257           4,334            3,062            3,742           3,468
    Total produced                                 8,740           8,008            6,120            6,312           7,084

 Sale of molybdenum
    in concentrate                                 8,813           8,402            5,698            6,804           7,062

 Metals Week Dealer
     Oxide price ($/lb.)                          $ 3.61          $ 7.42           $ 4.50           $ 2.28          $ 2.18


A8

 Silver
  (thousands of ounces)
 SMELTER (in blister)
 Ilo - SPCC Concentrates                           3,097           2,958            2,979            2,813           2,675

 REFINERY
 Ilo (b)                                           2,218           2,519            2,131            2,237           2,012

 SALES OF SILVER
 Refined (b)                                       2,282           2,597            1,947            2,212           1,986
 In blister                                          828           1,164            1,237            1,135           1,051
    Total sales of Silver                          3,110           3,761            3,184            3,347           3,037

 COMEX average price ($/oz.)                      $ 5.18          $ 5.18           $ 5.28           $ 4.30          $ 3.94


(a) The Ilo refinery was purchased by the Company in May 1994. The data prior to the acquisition reflects cathode production for SPCC on a toll basis.

(b) Prior to the acquisition of the refinery, silver contained in blister was sold by SPCC. The refinery production reflects the total silver production by the refinery before and after its acquisition by SPCC. The "Sales of Silver - Refined" amount reflects the silver sold to the refinery by SPCC prior to the acquisition and the refined silver sold by the Company after the acquisition

A9

METAL PRODUCTION STATISTICS

COPPER RESERVES

                                         Mineral                                          Metal Production
                                        Reserves                                           Contained Metal
                                       (000s Tons                                           (000s Pounds)
                                                                                            -------------
                                        12/31/96          12/31/96            1996              1995              1994
                                        --------          --------            ----              ----              ----
Toquepala          Sulfide                  331,600              0.82           252,900           256,100           223,600
                   Leachable               650,0000              0.20            93,200            10,000                 -

Cuajone            Sulfide                1,400,300              0.65           332,000           291,000           312,100
                   Leachable                 15,000              0.98                 -                 -                 -


The Company has ongoing exploration programs in Peru. Results of drilling at Toquepala and Cuajone have identified mineralized material consisting of 200 million tons grading 0.71% copper at Toquepala and 180 million tons grading 0.56% at Cuajone. This mineralized material will not qualify as proven and probable reserves until such time as a final and comprehensive economic and technical feasibility study has been completed demonstrating that such additional material can be economically mined.

The Company calculates its ore reserves by methods generally applied within the mining industry and in accordance with the regulations of the Securities and Exchange Commission. All mineral reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed by the extraction of their mineral content.

A10

The following ore production information is provided:

                                    1996                          1995                           1994
                         Ore Milled      Avg. Mill     Ore Milled      Avg. Mill      Ore Milled     Avg. Mill
                         (000s Tons)     Recovery      (000s Tons)      Rate (%)     (000s Tons)   Recovery Rate

                                         Rate (%)                                                       (%)

 Toquepala                    18,609         84.20%         16,937          89.03%          15,737         88.83%

 Cuajone                      21,249         81.71%         21,378          84.27%          21,688         85.97%






The following productive capacity is provided:



                                         Defined Capacity (a)

Ilo Smelter                                   300,000 tons
Ilo Refinery                                  247,000 tons


(a) SPCC's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.




Item 3.  Legal Proceedings


Reference is made to the information under the caption "Litigation" in Financial Statement Footnote 20 "Commitments and Contingencies" on page A38 incorporated herein by reference.




Item 4.  Submission of Matters to a Vote of Security Holders

None.

A11


Executive Officers of the Registrant


Set forth below are the executive officers of the Company, their ages as of February 28, 1997, and their positions.

                    Name                       Age                             Position
                    ----                       ---                             --------
Richard de J. Osborne....................     62      Chairman of the Board and Director
Charles G. Preble........................     64      President, Chief Executive Officer and Director
Charles B. Smith.........................     58      Executive Vice President and Chief Operating Officer
Ronald J. O'Keefe........................     54      Executive Vice President and Chief Financial Officer
Kevin R. Morano..........................     43      Vice President and Director
Winston Cundiff, III........                  50      Vice President (Human Resources, Peru)
Hans A. Flury............................     45      Vice President (Legal, Peru)
Guillermo D. Payet.......................     58      Vice President (Finance, Peru)
Eduardo Santistevan......................     55      Vice President (Logistics, Peru)
Augustus B. Kinsolving...................     57      Secretary, General Counsel and Director
Brendan M. O'Grady.......................     52      Comptroller
Thomas J. Findley, Jr....................     49      Treasurer


Richard de J. Osborne, Chairman of the Board of the Company since February 1996 and a director since 1976. Mr. Osborne has been Chairman of the Board, Chief Executive Officer and President of Asarco since 1985 and a director since 1976.

Charles G. Preble, President and Chief Executive Officer of the Company since 1985 and a director since 1984.

Charles B. Smith, Executive Vice President and Chief Operating Officer of the Company since February 1996. From 1992 to February 1996, he was Vice President and General Manager (Operations, Peru). From 1988 to 1992, he served as Vice President-U.S. Operations for ARCO Coal Company (coal production and marketing).

Ronald J. O'Keefe, Executive Vice President and Chief Financial Officer of the Company since April 1995. Previously he was Controller of Asarco from 1982 through March 1995.

Kevin R. Morano, Vice President and a director of the Company since 1993. He has been Vice President-Finance and Chief Financial Officer of Asarco since 1993. Prior to that he was general manager of Asarco's Ray Complex from 1991 to 1993. From 1989 to 1991 he served as Asarco's Treasurer.


Winston Cundiff, III, Vice President (Human Resources, Peru) of the Company since September 1996. From 1995 to August 1996 he served as General Director of Human Resources for the Company. From 1991 to 1994, he served as Director Human Resources Training and Quality for Liquid Air Corporation.


Hans A. Flury, Vice President (Legal, Peru) of the Company since 1989.

Guillermo D. Payet, Vice President (Finance, Peru) of the Company since 1991. Prior to that, he was Vice President, Finance and Logistics (Peru) from 1987 to 1991.

Eduardo Santistevan, Vice President (Logistics, Peru) of the Company since 1991. From 1988 to 1990, he served as General Maintenance Superintendent. He is the brother-in-law of Charles G. Preble.

Augustus B. Kinsolving, Secretary, General Counsel and a director of the Company, has been a director since 1989, Secretary since May 1994 and General Counsel since October 1994. He has been a Vice President of Asarco since 1983, its General Counsel since 1986 and served as its Secretary from 1987 to 1995.

A12


Brendan M. O'Grady, Comptroller of the Company since 1992. Previously, he was Assistant Comptroller from 1981 to 1992.


Thomas J. Findley, Jr., Treasurer of the Company since 1996. He has been Treasurer of ASARCO since 1992.


                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters


At December 31, 1996, after giving effect to completion of the Company's exchange offer, there were approximately 4,342 holders of record of the Company's Common Stock. SPCC's Common Stock is traded on the New York Stock Exchange ("NYSE") and the Lima Stock Exchange. The SPCC Common Stock symbol is PCU on the NYSE and PCUC1 on the Lima Stock Exchange. The Common Stock commenced trading on the NYSE on a when issued basis on January 5, 1996. Regular way trading commenced January 12, 1996. On the Lima Stock Exchange, the Common Stock commenced trading on January 5, 1996.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and Lima Stock Exchange for the periods indicated.

                                              1996                                                          1995
                                              ----                                                          ----
               1st        2nd            3rd             4th             Year              1st      2nd     3rd      4th      Year
               ---        ---            ---             ---             ----              ---      ---     ---      ---      ----
Dividend   per
  share (a)    $0.65      $0.30          $0.28           $0.24           $1.47           $0.41    $0.11   $0.33    $0.42    $1.27

Stock   market
  price:
NYSE High      $21        $19            $16             $16 1/4         $21             N/A      N/A     N/A      N/A      N/A
      Low      $15        $15 1/4        $14 3/8         $13 7/8         $13 7/8         N/A      N/A     N/A      N/A      N/A

Lima Stock
Exchange:
     High (b)  $21.10     $17.99         $15.45          $16.10          $21.10          N/A      N/A     N/A      N/A      N/A
     Low  (b)  $13.58     $14.34         $13.92          $13.50          $13.50          N/A      N/A     N/A      N/A      N/A

On February 4, 1997, the Board of Directors of the Company declared a dividend of $0.30 per share payable March 3, 1997 to stockholders of record as of February 14, 1997.

(a)       1995 amounts have been rounded.

(b) The Company's common stock is quoted on the Lima Stock Exchange in U.S. Dollars.

For a description of limitations on the ability of the Company and SP Limited to make distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 15 to the Consolidated Financial Statements of the Company.

A13


Item 6.  Selected Financial Data


FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share and employee data)                       1996       1995       1994        1993        1992
Consolidated Statement of Earnings:
Net sales                                                             $ 753      $ 929       $ 702       $ 547       $ 622
Operating costs and expenses (1)                                        504        562         560         477         490
Operating income                                                        249        367         142          70         132
Minority interest of labor shares in
   income of Peruvian Branch                                              5         44          19          11          21
Earning before cumulative effect of
   the change in accounting principle                                   181        218          91          29          46
Cumulative effect of the change in
   accounting principle                                                   -          -           -         165      (2)  -
Net earnings                                                          $ 181      $ 218       $  91       $ 194       $  46

Per Share Amounts (3):
Earning before cumulative effect of
   the change in accounting principle                                $ 2.25     $ 3.31      $ 1.39      $ 0.45      $ 0.69
Cumulative effect of the change in
   accounting principle                                                   -          -           -        2.51           -
Net earnings                                                         $ 2.25     $ 3.31      $ 1.39      $ 2.96      $ 0.69
Dividends paid                                                       $ 1.47     $ 1.27      $ 0.33      $ 0.27      $ 0.23

Consolidated Balance Sheet:
Total assets                                                         $1,280     $1,272      $  969      $  728      $  723
Total debt                                                              107         94         118          16           -
Stockholders' equity                                                  1,015        953         635         565         389

Consolidated Statement of Cash Flows:
  Cash provided from operating activities                             $ 159      $ 330       $ 135        $ 32       $ 129
  Dividends paid                                                        118         84          21          18          15
  Capital expenditures                                                  121        183          182 (4)     32          23
  Depreciation, amortization and depletion                               42         36          40          35          32

Other Items:
  Current assets to current liabilities                                 3.8        2.8         3.0         4.2         3.8
  Debt as % of capitalization                                          9.3%       8.8%       14.2%        2.4%           -
  Employees (at year end)                                             4,859      5,035       5,407       5,629       5,685

(1) Includes provision for workers' participation of $18.0 million, $32.2 million, $13.9 million, $8.8 million and $14.1 million in the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
(2) Represents the cumulative effect as of January 1, 1993, of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
(3) Per share amounts are presented after giving retroactive effect to a 100 to 1 stock split declared and made on November 4, 1994.
(4) Capital expenditures include $65.0 million for the acquisition of the Ilo refinery in May 1994.

A14


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW
The Company's business is affected by the factors outlined below which should be considered in reviewing the financial position, results of operations and cash flows of the Company for the periods described herein.

Inflation and Devaluation of the Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. The Peruvian economy has improved significantly following the implementation of the government's stabilization and reform plan in 1991. The recent inflation and devaluation rates are as follows:

Years ended December 31,                                    1996              1995             1994
                                                            ----              ----             ----
Peruvian Inflation Rate                                    11.8%             10.2%            15.4%
Sol/Dollar Devaluation Rate                                12.1%              6.0%             1.4%



Peruvian Branch: The consolidated financial statements included herein are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The Peruvian Branch (the "Branch") consists of substantially all of the assets and liabilities of Southern Peru Copper Corporation associated with its copper operations in the Republic of Peru. The Branch is registered with the Peruvian government as a branch of a foreign mining company. The results of the Branch are consolidated in the financial statements of the Company.

The Branch maintains its books of account in soles, prepares financial information in accordance with generally accepted accounting principles in Peru ("Peruvian GAAP") and reports such information to the Peruvian government on this basis for purposes of calculating its Peruvian income tax liability as well as amounts payable for workers' participation. Since these amounts are determined on the basis of Peruvian GAAP, they cannot be directly derived from the consolidated financial statements of the Company. Peruvian GAAP requires the inclusion in the financial statements of the Branch of the Resultado por Exposicion a la Inflacion ("Result of Exposure to Inflation"), which seeks to account for the effects of inflation by adjusting the value of non-monetary assets and liabilities and equity by a factor corresponding to wholesale price inflation rates during the period covered by the financial statements. Monetary assets and liabilities are not so adjusted.

RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994

Earnings: The Company reported net earnings for the year 1996 of $180.5 million or $2.25 per share, compared with net earnings of $217.8 million, or $3.31 per share, in 1995 and net earnings of $91.2 million, or $1.39 per share in 1994. Earnings are significantly affected by changes in copper prices. Lower copper prices decreased 1996 net earnings by an estimated $109 million compared with 1995. This decline in earnings due to lower copper prices was somewhat offset by increased production and lower production costs. Sales of copper produced from the Company's mines, including the new solvent extraction/electrowinning ("SX/EW") facility increased significantly in 1996 compared with 1995.

The improvement in the 1995 earnings over 1994 was principally due to higher copper and molybdenum prices and reduced operating costs, in part, as a result of the acquisition of the Ilo refinery in May 1994.

A15


Net earnings in 1996 reflect a reduction in the minority interest of labor shares in the Branch. An exchange of labor shares for common shares was completed in the fourth quarter of 1995 ("Exchange") and reduced the interest of labor shares from 17.3% to 3.3%. At December 31, 1996, the interest of labor shares was 2.8%.

As a result of ongoing drilling programs at the Company's mines, proven and probable ore reserves increased substantially in 1996. At December 31, 1996, proven and probable ore reserves at Toquepala were 331.6 million tons with an average grade of 0.82% copper, and at Cuajone were 1,400.3 million tons with an average grade of 0.65% copper. In addition, leachable reserves at the two mines were 665 million tons with an average grade of 0.22% copper.

Net Sales: Net sales in 1996 were $753.0 million compared with $928.8 million in 1995 and $701.7 million in 1994. While copper sales volume was 47.7 million pounds higher in 1996 than in 1995, net sales decreased by $175.8 million, principally due to lower copper prices. Copper sales volume was 6.5 million pounds lower in 1995 than in 1994 primarily due to slightly lower smelter production in 1995 and a reduction in inventory levels in 1994. The resulting decrease in copper sales volume was more than offset by higher copper and molybdenum prices and higher molybdenum volume in 1995.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange ("LME"), the New York Commodity Exchange ("COMEX") or published in Metals Week for dealer oxide prices for molybdenum products.

Price/Volume Data
                                                                1996                 1995                 1994
                                                                ----                 ----                 ----


Average Metal Prices
    Copper (per pound - LME)                                   $1.04                $1.33                $1.05
    Molybdenum (per pound)                                      3.61                 7.42                 4.50
    Silver (per ounce - COMEX)                                  5.18                 5.18                 5.28

Sales Volume (in thousands)
    Copper (pounds)                                          694,290              646,604              653,122
    Molybdenum (pounds) (1)                                    8,813                8,402                5,698
    Silver (ounces)                                            3,110                3,761                3,184



(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrate.

Financial Instruments: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may either sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

For the full year 1996, the Company realized pre-tax gains of $16.7 million as a result of its copper price protection program, of which $11.1 million was recognized in 1996. The remaining $5.6 million will be recognized in the first quarter of 1997 when the underlying production is sold. Copper put options with a cost of $1.2 million expired during the first six months of 1996. The recognized pre-tax gains (losses) of the Company's metal hedging activities, net of transaction costs were $9.9 million, $(2.1) million and $(1.8) million in 1996, 1995 and 1994, respectively.

A16


Operating Costs and Expenses: Operating costs and expenses were $504.3 million in 1996 compared with $562.2 million in 1995 and $559.7 million in 1994. Cost of sales decreased to $389.6 million in 1996 from $439.4 million in 1995. While the volume of all copper sold increased by 47.7 million pounds in 1996 as compared with 1995, cost of sales decreased by $49.8 million. The cost of sales decrease was principally attributable to a reduction in sales of copper produced from purchased concentrates of 61.3 million pounds, and an increase of 109.0 million pounds in sales of copper produced from Company mines, of which 83.1 million pounds represented increased production from the new low-cost SX/EW facility. The unit cost of purchased concentrates in 1995 was considerably higher, as a result of market prices. Cost of sales decreased from $454.0 million in 1994 to $439.4 million in 1995, principally reflecting the savings derived from operating the Ilo refinery, purchased in May 1994, partially offset by higher sales volumes of by-products and the higher cost of purchased concentrates.

Administrative and other expenses were $50.0 million in 1996 compared with $52.7 million in 1995 and $48.1 million in 1994.

Depreciation, amortization and depletion expense was $41.6 million in 1996 compared with $36.0 million in 1995 and $39.7 million in 1994. The increase in 1996 includes the depreciation expense on major additions to property in late 1995. Increased ore reserves had the effect of reducing depreciation, amortization and depletion expense by $6.1 million in 1995. The increase in ore reserves in 1996 had no material impact on 1996 depreciation expense.

The provision for workers participation was $18.0 million in 1996 compared with $32.2 million in 1995 and $13.9 million in 1994. The decrease in 1996 was due to lower pre-tax profits of the Branch, and the 1995 increase reflects higher profits. Peruvian law provides that workers in mining companies participate in 8% of pre-tax profits. Such participations are paid in the following year.

Non-Operating Items: Interest income was $18.3 million in 1996 compared with $14.8 million in 1995 and $6.5 million for 1994. The increases in 1996 and 1995 reflected higher interest rates and higher invested cash balances. Interest income is expected to decrease as available cash is used to fund the Company's expansion program. Other income was $11.4 million in 1996 compared with $12.8 million in 1995 and $23.2 million in 1994. 1995 and 1994 include pre-tax gains on sales of investments of $1.3 million and $18.4 million, respectively. Exchange gains included in other income are $6.7 million, $6.0 million and $1.6 million for the years 1996, 1995 and 1994, respectively. Interest expense was $12.5 million in 1996 compared with $13.9 million in 1995 and $7.8 million for 1994. Interest expense in 1995 included the write-off of $2.0 million of previously capitalized loan fees related to the pre-payment of $77 million of the Company's long-term debt.

Taxes on Income: Taxes on income were $80.2 million, $119.1 million and $54.1 million for 1996, 1995 and 1994, respectively, and include $74.9 million, $114.5 million and $46.8 million for Peruvian income taxes and $5.3 million, $4.6 million and $7.3 million, respectively, for U.S. federal and state taxes. U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

The Company obtains income tax credits in Peru for value-added taxes ("VAT") paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these payments as a prepaid expense. Under current Peruvian law, the Company is entitled to credit the amount of such VAT against its Peruvian income tax liability or receive a refund.

Minority Interest of Labor Shares: The minority interest of labor shares was $5.2 million in 1996 compared with $43.6 million in 1995 and $18.6 million in 1994. The income statement provision for minority interest of labor shares represents an accrual of 3.1%, 17.3% and 17.5% for 1996, 1995 and 1994, respectively, of the Branch's after-tax earnings as determined under Peruvian GAAP.

A17


The reduction in the minority interest of labor shares principally reflects the effect of the Exchange completed in the fourth quarter of 1995.

Cash Flows - Operating Activities: Net cash flow from operating activities was $158.8 million in 1996, compared with $330.4 million for 1995 and $134.9 million in 1994. The decrease in operating cash flow in 1996 was a result of higher
Peruvian income taxes paid in 1996, principally relating to the final tax payment for 1995 and lower cash earnings. The increase in operating cash flow in 1995 reflects higher cash earnings and changes in working capital.

Cash Flows - Investing Activities: Net cash used for investing activities was $79.3 million in 1996 as compared with $119.5 million in 1995 and $138.8 million in 1994. Capital expenditures in 1996 were $120.8 million as compared with $183.0 million in 1995 and $181.9 million in 1994. In 1996, $19.4 million was spent to complete the Quebrada Honda tailings project, through the starter dam phase. In addition, $27.2 million was spent on new large capacity shovels and haul trucks for the mines. In 1995, the Company spent $36 million for completion of the sulfuric acid plant at the Ilo smelter and $77 million for completion of the Toquepala SX/EW plant. In 1995, $61.1 million was transferred from a restricted account and used to support the capital spending.

In May 1994, the Company purchased the Ilo refinery from a Peruvian government-owned entity for $65 million in cash and a commitment to make an additional $20.2 million of capital improvements over three years. The Company had substantially completed this commitment at December 31, 1996. The acquisition of the refinery has allowed the Company to integrate its operation from the mining and smelting of copper to the production of refined copper and to reduce its cash costs of operations.

In 1994, the Company realized proceeds of $50.3 million from the sale of investments. Investments in marketable securities include a net redemption in 1996 and 1995 of $41.5 million and $0.5 million, respectively, as compared with a net investment in marketable securities of $7.2 million in 1994.

Cash Flows - Financing Activities: Financing activities used cash of $127.6 million in 1996 as compared with $86.1 million in 1995 and cash provided of $64.7 million in 1994. The 1996 amount includes purchase of labor shares and treasury stock of $8.3 million, net borrowings of $2.6 million as compared with net repayment of borrowings of $13.3 million in 1995 and net proceeds from borrowing of $90.3 million in 1994. The 1995 amount includes proceeds from a subscription of labor shares of $10.9 million. Distributions to the labor share minority interest were $4.1 million in 1996. Dividends paid in 1996 were $117.9 million as compared with $83.7 million in 1995 and $21.4 million in 1994. On February 4, 1997 a dividend of $0.30 a share, totaling $24.1 million was declared, payable March 3, 1997.

LIQUIDITY AND CAPITAL RESOURCES

1991 Agreement: In December 1991, the Company and the Government of Peru signed an agreement (the "1991 Agreement") resolving all open issues concerning the conclusion of the investment recovery contract which governed the development and operation of the Cuajone mine. Under the 1991 Agreement, the Company agreed to undertake an investment program over the five years, 1992-1996, and the Peruvian Government agreed not to discriminate against the Company in comparison with treatment given to other mining companies. As part of this agreement, in 1991 the Company transferred $55.0 million from its accounts in New York to an interest-bearing account with the Central Reserve Bank of Peru, to be withdrawn by the Company at its discretion solely for application to the investment program. In March 1995, these funds, aggregating $61.1 million, including accumulated interest, were transferred to the Branch as a capital contribution and used for the capital spending program. In conjunction with the transfer, labor shareholders contributed $10.9 million to the capital of the Branch.

A18


At December 31, 1996, the Company had expended $443.6 million under the agreed five-year capital program and has met its obligations under the 1991 Agreement.

Financing: In January 1996, the Company borrowed $47 million, the remaining commitment available under a $50 million loan from Mitsui & Co. Ltd. at a rate of LIBOR plus 2.87%. In addition, in November 1996, the Company prepaid $12.9 million, the remaining loan balance from two Peruvian commercial banks. At December 31, 1996 the Company had outstanding borrowings under its long-term loan agreements of $106.6 million. There were no amounts available under these facilities at December 31, 1996. The loans are payable in semi-annual installments through 2001 and bear interest based on LIBOR, except for a 6.43% fixed-rate loan from the United States Export-Import Bank. The December 31, 1996 balance on this loan was $26.3 million.

The financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive loan, the Company may not pay a dividend if the aggregate amount of all dividend payments with respect to any fiscal quarter is greater than 50% of Net Income (as defined therein) of the Company for such fiscal quarter. However, this agreement permits dividends with respect to the final quarter of each fiscal year to the extent that total dividends for such fiscal year do not exceed 50% of the first $50 million of earnings plus 100% of earnings in excess of $50 million for such fiscal year. These dividend restrictions directly apply to SP Limited as the issuer of the debt. However, on consolidation they also apply to SPCC. Net assets of SP Limited unavailable for the payment of dividends to SPCC totaled $821 million at December 31, 1996.

The financing agreements are collateralized by pledges of receivables from 34,200 tons of copper per year and liens on certain product inventory, fixed assets and mining concessions. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Any reduction of ASARCO Incorporated's ("Asarco") voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company is in compliance with the various loan covenants at December 31, 1996. Included in Other Assets are $11.3 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

At December 31, 1996, the Company's debt as a percentage of total capitalization (defined as the sum of the total of debt, minority interest of labor shares and stockholder's equity) was 9.3% as compared with 8.8% at December 31, 1995. Debt at December 31, 1996 was $106.6 million, compared with $93.9 million at the end of 1995.

Cash Position and Requirements: At December 31, 1996, the Company's cash and cash equivalents and marketable securities amounted to $174.2 million as compared with $262.1 million at December 31, 1995.

Expansion and Modernization Project: In September 1996, the Company announced a project including an expansion of the Cuajone mine and an expansion and modernization of its copper smelter at Ilo. Commencement of the project will begin once financing has been arranged. The Company is in the process of arranging financing for the program. In January 1997, the Company received preliminary commitments from a group of six financial institutions for a loan facility of $600 million with a final maturity of 7 years. The commitment and terms of the financing are subject to final documentation which is expected to be completed in early 1997. Upon closing of this financing, the Company expects to commence the modernization and expansion project. Additional financing for the project also is being sought from other sources. The Cuajone mine expansion which will expand the annual copper production by 130 million pounds represents the first stage of the project. Engineering for the second stage of the program, the modernization of the Ilo smelter has begun. Following completion of the preliminary engineering and securing of the financing, SPCC plans to modernize its existing copper smelter at Ilo to meet

A19


current international environmental guidelines and to increase capacity. Total capital cost for the first two stages of the project is estimated at $1.0 billion, budgeted to be spent over the next six years.

Stage I, the expansion of the Cuajone mine, is expected to require a capital investment of approximately $245 million and is expected to be completed in early 1999. Stage II, the expansion and modernization of the Ilo smelter, is expected to cost approximately $787 million, based on the Company's preliminary engineering studies, and is expected to be completed in 2003.

A future opportunity for a third stage of the expansion and modernization plan, consisting of a second expansion at Cuajone and further expansion of the Ilo smelter capacity will be evaluated at a later date and will depend on the availability of financing and other conditions at the time. A decision to proceed on this stage of the project is not expected before 2000. The Company expects that the projects will be funded from a combination of existing cash, internally generated funds and external financing.

EXCHANGE OFFER
In November 1995, the Company offered to exchange newly issued common stock for any and all of the outstanding labor shares of the Company's Peruvian Branch.

The exchange offer expired on December 29, 1995, with 80.8% of outstanding labor shares exchanged for 11,480,093 shares of common stock. The common stock has been listed on the New York Stock Exchange and the Lima Stock Exchange since January 5, 1996.

In  conjunction  with  the  exchange  of  labor  shares,   the  founding  common
stockholders of the Company exchanged their shares for Class A common shares.

The exchange of common stock for labor shares has been accounted for as a purchase of a minority interest. The value of the common stock issued in the exchange (based on the average per share trading value for the three business days ended January 9, 1996) plus issuance costs exceeded the carrying value of the minority interests acquired by $82.0 million, net of tax. The increase in value was assigned to metal inventory and to proven and probable sulfide and leachable ore reserves and mineralized material.

DIVIDENDS AND CAPITAL STOCK
The Company paid dividends to stockholders of $117.9 million, or $1.47 per share, in 1996, $83.7 million, or $1.27 per share, in 1995 and $21.4 million, or $0.33 per share in 1994.

At the end of 1996 and 1995, the authorized and outstanding capital stock of the Company consisted of 66,550,833 and 68,750,833 shares of Class A common stock, par value $0.01 per share, respectively; and 33,449,167 and 31,249,167 authorized shares of common stock, par value $0.01 per share, respectively, of which 13,633,674 shares were outstanding at December 31, 1996 and 11,479,667 shares were outstanding at December 31, 1995. At the end of 1994, 76,251,193 shares of old Common Stock were issued of which 65,717,493 shares were outstanding.

A20


ENVIRONMENTAL MATTERS
As part of the 1991 Agreement, the Company made a significant number of environmental capital expenditures, including, a sulfuric acid plant at the Ilo smelter for partial recapture of sulfur dioxide, completed in 1995 at a cost of $103.0 million; a sewage treatment plant at Ilo, completed in 1994 at a cost of $2.0 million; and a tailings storage facility at Quebrada Honda, which was completed in 1996 at a cost of $40.8 million. The Company has also incurred capital costs of $3.0 million for environmental projects as a result of the commitment made in connection with the Ilo refinery acquisition. In addition, in April 1996 the Company began a $35 million expansion of the Ilo sulfuric acid plant. The expansion will increase the capture of sulfur dioxide emissions from the smelter from 18% to 30% and will also increase sulfuric acid production at the smelter to 330,000 tons per year in 1998, the expected year of expanded plant operation. Capital expenditures in connection with these and other environmental projects were approximately $29.8 million in 1996.

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's recently approved environmental compliance and management plan, PAMA, sets forth the investment to be made by the Company to comply with current Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emission and waste discharges ("MPLs") within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within ten years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Expansion and Modernization Project." Management believes that under current Peruvian law and regulations, compliance with the PAMA will satisfy the MPL requirements pertaining to the Company's operations during the applicable five or ten year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.


ACCOUNTING MATTERS
The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental remediation liabilities. Application of SOP 96-1 in the fourth quarter of 1996 had no effect on the Company's financial statements.

SUBSEQUENT EVENT
On February 21, 1997, the Company entered into agreements with Powerfin Peru S.A., a wholly owned subsidiary of Tractebel S.A. ("Tractebel"), for the sale of a new turbine at its Ilo power plant and a 20-year power purchase agreement for its copper operations in Peru. Negotiations are being finalized covering the sale of the Company's existing power plant assets. Closing of the transaction is subject to obtaining necessary Peruvian government approvals.

A21


Item 8.  Financial Statements and Supplementary Data.
                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS


For the years ended December 31,                                                              1996           1995          1994
                                                                                              ----           ----          ----
(dollars in thousands except for per share amounts)
 Net sales:
   Stockholders and affiliates                                                             $ 71,740       $ 85,819       $ 78,386
   Others                                                                                   681,292        843,021        623,292
                                                                                           --------       --------       --------
Total net sales                                                                             753,032        928,840        701,678

Operating costs and expenses:
     Cost of sales                                                                          389,577        439,382        453,951
     Administrative and other                                                                49,979         52,687         48,134
     Depreciation, amortization and depletion                                                41,623         35,952         39,742
     Provision for workers' participation                                                    18,025         32,212         13,944
     Exploration                                                                              5,063          1,950          3,880
                                                                                          ---------      ---------      ---------
            Total operating costs and expenses                                              504,267        562,183        559,651
                                                                                          ---------      ---------      ---------

Operating income                                                                            248,765        366,657        142,027

Interest income                                                                              18,264         14,827          6,521
Interest expense                                                                            (12,467)       (13,904)        (7,779)
  Other income                                                                               11,358         12,825         23,204
                                                                                          ---------      ---------      ---------

  Earnings before taxes on income and minority interest
    of labor shares                                                                         265,920        380,405        163,973


  Taxes on income                                                                            80,200        119,093         54,139

  Minority interest of labor shares in income of Peruvian
    Branch                                                                                    5,208         43,558         18,610
                                                                                          ---------      ---------      ---------

  Net earnings                                                                            $ 180,512      $ 217,754      $  91,224
                                                                                          =========      =========      =========

  Per common share amounts:
    Net earnings                                                                          $    2.25      $    3.31      $    1.39
    Dividends paid                                                                        $    1.47      $    1.27      $    0.33
    Weighted average number of shares outstanding                                            80,195         65,717         65,717



The accompanying notes are an integral part of these financial statements.

A22

                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

at December 31,                                                                   1996                1995
                                                                                  ----                ----
(dollars in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                                              $   173,205         $   219,646
    Marketable securities                                                        1,000              42,453
    Accounts receivable:
      Trade:
        Stockholders and affiliates                                             8,504                8,732
        Other trade                                                             70,252              80,100
      Other                                                                     10,831              11,631
    Inventories                                                                118,681             103,635
    Other current assets                                                        20,637              16,648
                                                                           -----------         -----------

         Total current assets                                                  403,110             482,845
  Net property                                                                 855,808             779,368
  Other assets                                                                  20,931               9,488
                                                                           -----------         -----------
         Total assets                                                      $ 1,279,849         $ 1,271,701
                                                                           ===========         ===========

LIABILITIES
  Current liabilities:
    Current portion of long-term debt                                      $    23,683         $    17,034
    Accounts payable:
      Trade                                                                     23,740              32,889
      Other                                                                     10,124               8,056
    Other current liabilities                                                   47,768             112,390
                                                                           -----------         -----------
         Total current liabilities                                             105,315             170,369
                                                                           -----------         -----------
  Long-term debt                                                                82,892              76,828
  Deferred income taxes                                                         49,426              39,677
  Other liabilities                                                              4,806               6,354
                                                                           -----------         -----------
         Total non-current liabilities                                         137,124             122,859
                                                                           -----------         -----------

  Contingencies
Minority interest of labor shares in the
  Peruvian Branch                                                               22,383              24,986
                                                                            ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock, par value $0.01;
    1996 - 33,449,167; 1995 - 31,249,167

    shares authorized;
    Issued 1996-13,633,674; 1995-11,479,667                                        137                 115
  Class A Common stock, par value $0.01;
    Issued and Authorized: 1996 - 66,550,833;
    1995 - 68,750,833                                                              666                 688
  Additional paid-in capital                                                   265,745             265,738
  Retained earnings                                                            749,267             686,946
  Treasury stock, at cost, 46,419 shares
    at December 31, 1996                                                          (788)             -
                                                                          ------------        ------------
         Total Stockholders' equity                                          1,015,027             953,487
                                                                          ------------        ------------
         Total Liabilities, Minority Interest
           and Stockholders' equity                                       $  1,279,849        $  1,271,701
                                                                          ============        ============


The accompanying notes are an integral part of these financial statements.

A23

                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS


For the years ended December 31,                                                       1996             1995               1994
                                                                                       ----             -----              ----
(dollars in thousands)
OPERATING ACTIVITIES
  Net earnings                                                                      $ 180,512         $ 217,754         $  91,224
  Adjustments to reconcile net earnings to net
   cash provided from operating activities:
    Depreciation, amortization and depletion                                           41,623            35,952            39,742
    Provision for deferred income taxes                                                12,043             3,168            (2,342)
    Minority interest of labor shares                                                   5,208            43,558            18,610
    Net (gain) loss on sale of investments and property                                   110             2,473           (17,876)
  Cash provided from (used for) operating assets and liabilitie
    Accounts receivable                                                                10,498            (1,939)          (47,787)
    Inventories                                                                       (15,046)            7,992             3,502
    Accounts payable and accrued liabilities                                          (52,023)           19,667            49,400
    Other operating assets and liabilities                                            (17,444)            7,699             2,040
    Foreign currency transaction gain                                                  (6,707)           (5,950)           (1,619)
                                                                                     --------          --------          --------
      Net cash provided from operating activities                                     158,774           330,374           134,894
                                                                                     --------          --------          --------

INVESTING ACTIVITIES
  Capital expenditures                                                               (120,803)         (183,041)         (181,912)
  Release of restricted cash                                                            -                60,450                -
  Purchase of held-to-maturity investments                                              -               (76,333)          (82,461)
  Proceeds from held-to-maturity investments                                           41,453            76,877            75,302
  Sales of investments and property                                                     -                 2,596            50,252
                                                                                    ---------         ---------         ---------
      Net cash used for investing activities                                          (79,350)         (119,451)         (138,819)
                                                                                    ---------         ---------         ---------

FINANCING ACTIVITIES
  Debt incurred                                                                        47,000            62,000           104,176
  Debt repaid                                                                         (34,289)          (86,110)           (1,803)
  Escrow deposits on long-term loans                                                  (10,065)           10,809           (12,026)
  Dividends paid to common stockholders                                              (117,913)          (83,747)          (21,415)
  Distributions to minority interests                                                  (4,091)             -                -
  Net treasury stock transactions                                                      (1,155)             -                -
  Purchase of labor share interest                                                     (7,130)             -                -
  Proceeds from labor share subscription                                                 -               10,944             -
  Installment payment on purchase of Joint Venture
    interest                                                                             -                 -               (4,200)
      Net cash provided from (used for)                                              --------           -------          --------
         financing activities                                                        (127,643)          (86,104)           64,732
                                                                                     ---------          -------          --------

Effect of exchange rate changes on cash                                                 1,778             1,491               819

  Net increase (decrease) in cash and cash equivalents                                (46,441)          126,310            61,626
Cash and cash equivalents, beginning of year                                          219,646            93,336            31,710
                                                                                   ----------        ----------         ---------

Cash and cash equivalents, end of year                                             $  173,205        $  219,646         $  93,336
                                                                                   ==========        ==========         =========


The accompanying notes are an integral part of these financial statements.

A24

                        Southern Peru Copper Corporation
                                and Subsidiaries
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


For the years ended December 31,                                                          1996             1995            1994
                                                                                          ----             ----            ----
(dollars in thousands)
Common stock:
  Southern Peru Copper Corporation
  (formerly Southern Peru Copper Holding Company):
  Common Stock:
    Balance at beginning of year                                                      $    115
      Issuance of 11,480,093 shares                                                          -        $    115
      Conversion from Class A to Common Stock, 2,200,000 shares                             22               -
                                                                                      --------         -------
    Balance at end of year                                                                 137             115
                                                                                      --------         -------
  Class A Common Stock:
    Balance at beginning of year                                                           688
      Issuance of 68,750,833 shares                                                          -             688
      Conversion to Common Stock, 2,200,000 shares                                         (22)              -
                                                                                       --------       --------
    Balance at end of year                                                                  666            688
                                                                                       --------       --------

  Southern Peru Limited:
    Balance at beginning of year, 76,251,193 shares                                                        763        $    763
      Retirement of treasury stock, 10,533,700 shares                                                     (106)              -
      Exchange for shares of Southern Peru
        Copper Corporation, 65,717,493 shares                                                             (657)              -
                                                                                                       --------       --------
    Balance at end of year                                                                                -                763
                                                                                                       --------       --------

Additional paid-in capital:
  Southern Peru Copper Corporation
    Balance at beginning of year                                                        265,738
      Additional paid-in capital on shares issued                                             -          81,222
      Market value of shares issued in exchange for
        labor shares                                                                          -         184,516
      Additional paid-in capital on treasury
        shares issued                                                                         7            -
                                                                                       --------        --------
    Balance at end of year                                                              265,745         265,738
                                                                                       --------        --------

  Southern Peru Limited:
    Balance at beginning of year                                                                        122,477         122,477
      Retirement of treasury stock                                                                      (41,224)              -
       Exchange to shares of Southern Peru Copper Corporation                                           (81,253)              -
                                                                                                      ---------        --------
    Balance at end of year                                                                                    -         122,477
                                                                                                      ---------        --------

Treasury Stock:
  Southern Peru Copper Corporation
    Balance at beginning of year                                                             -
      Purchased                                                                         (1,155)
      Used for corporate purposes                                                          367
                                                                                      --------
    Balance at end of year                                                                (788)
                                                                                      --------
  Southern Peru Limited:
    Balance at beginning of year, 10,533,700 shares                                                     (60,000)       (60,000)
       Retirement of 10,533,700 shares of treasury stock                                                 60,000              -
                                                                                                        -------       --------
    Balance at end of year                                                                                    -        (60,000)
                                                                                                        -------       --------
Retained earnings:
    Balance at beginning of year                                                       686,946         571,609         501,800
      Net earnings                                                                     180,512         217,754          91,224
      Dividends paid                                                                  (117,913)        (83,747)        (21,415)
      Stock awards                                                                        (278)              -               -
      Retirement of treasury stock                                                           -         (18,670)              -
                                                                                     ---------        --------       ---------
    Balance at end of year                                                             749,267         686,946         571,609
                                                                                     ---------        --------       ---------

      Total stockholders' equity                                                    $1,015,027       $ 953,487       $ 634,849
                                                                                    ==========       =========       =========


The accompanying notes are an integral part of these financial statements.

A25

                        SOUTHERN PERU COPPER CORPORATION
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of consolidation:
The consolidated financial statements of Southern Peru Copper Corporation and subsidiaries (the "Company") include the accounts of its significant subsidiaries in which the Company has voting control, and are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain reclassifications have been made in the financial statements from amounts previously reported to conform to the current year's presentation.

Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition:
Substantially all of the Company's copper is sold under annual contracts. Sales are recognized when title passes. Pricing is based on prevailing monthly average London Metal Exchange ("LME") copper prices for a quotational period, generally being the month of, the month prior or the month following the actual or contractual month of shipment or delivery according to the terms of the contracts. Price estimates used for provisionally priced sales are based on prices in effect at the time of shipment or period end prices, if lower, and these estimates are subject to change during the settlement period. The Company sells copper in blister and refined form at industry standard commercial terms. Net sales include, principally the invoiced value of copper, silver, molybdenum and, in 1996, gains from the sale or settlement of copper put options.

Cash equivalents and marketable securities:
The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Marketable securities include liquid investments with a maturity, when purchased, of more than three months and are carried at cost, which approximates market value.

Inventories:
Metal  inventories  are  carried at the lower of average  cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs. Supplies inventories are carried at average cost less a reserve for obsolescence.

Property:
Assets are stated at cost or net realizable value. During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Application of the statement had no impact in 1996 or 1995. The Company evaluates the carrying value of assets based on undiscounted future cash flows considering expected metal prices based on historical metal prices and price trends.

A26


Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 40 years, or the estimated life of the mine if shorter. The cost of major mine development programs at existing mines, the cost of bringing new mineral properties into production and the cost of mineral lands are capitalized and charged to earnings on the units-of-production method using proven and probable ore reserves.

Maintenance, repairs, normal development costs at existing mines and gains or losses on assets retired or sold are reflected in earnings as incurred. The cost of renewals is capitalized and the property unit being replaced is retired. The cost of betterments is capitalized. General and administrative costs attributed to mining, exploration and development are expensed as incurred.

Financial Instruments:
Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

Exploration:
Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.


2.  Exchange Offer

Southern Peru Copper Holding Company, (the "Holding Company"), was incorporated on September 7, 1995, pursuant to the General Corporation Law of the State of Delaware for the purpose of conducting an exchange offer of its common stock, par value $0.01 per share, for any and all labor shares of the Peruvian Branch (the "Branch") of Southern Peru Copper Corporation (the "Operating Company"). In connection with the exchange offer, the Operating Company changed its name to Southern Peru Limited ("SP Limited") and the Holding Company changed its name to Southern Peru Copper Corporation (the "Company").

The Holding Company offered to exchange one share of its common stock for four S-1 labor shares and one share of common stock for five S-2 labor shares. The exchange offer expired on December 29, 1995, with 80.8% of the labor shares tendered which reduced the interest of labor shares from 17.3% to 3.3%. At December 31, 1996, the interest of labor shares was 2.8%. The common stock is listed on the New York Stock Exchange and the Lima Stock Exchange and trading commenced January 5, 1996.

In addition, the stockholders of SP Limited exchanged 65,717,493 of their common stock for 68,750,833 Class A common stock in the Company.

With the completion of the exchange offer, the Company has outstanding two classes of common stock; the common stock exchanged for labor shares and Class A common stock which at December 31, 1996 represent 17% and 83% of the common equity of the Company, respectively. Holders of common stock are entitled to one vote per share and holders of Class A common stock are entitled to five votes per share except for the election of directors and as required by law.

A27


The exchange of common stock for labor shares was accounted for as a purchase of a minority interest. The value of the common stock issued in the exchange (based on the average per share trading value for the three business days ended January 9, 1996) plus issuance costs exceeded the carrying value of the minority interests acquired by $82.0 million, net of income taxes. The increase in value was assigned to proven and probable sulfide and leachable ore reserves and mineralized material which is being amortized based on production, and to metal inventory.

The following table provides the comparative unaudited proforma 1995 earnings information, as if the exchange offer was completed on January 1, 1995.



                                                                                    1995
                                                                                         (Unaudited)
                                                                          Historical       Proforma
(in millions, except per share data)
Net sales                                                                 $ 928.8           $ 928.8
                                                                           ------            ------
Earnings before taxes on
  income and minority interest
  of labor shares                                                           380.4             370.7(a)
Taxes on income                                                             119.1             118.9(b)
Minority interest of labor
  shares in Peruvian Branch                                                  43.5               7.7(c)
                                                                           ------            ------
Net earnings                                                              $ 217.8           $ 244.1
                                                                           ======            ======


Net earnings per share                                                     $ 3.31            $ 3.04
Cash dividends paid per share                                              $ 1.27            $ 1.04
Weighted average number of
  shares outstanding                                                         65.7              80.2



     a) The market value of the common stock issued for labor shares tendered pursuant to the exchange offer was in excess of the book value of the minority interest of such labor shares. This excess was assigned to proven and probable mineral reserves, mineralized material and to metal inventory. Proforma earnings reflect the amortization of the excess of market value over book value which was assigned to mineral reserves and mineralized material, based on actual copper production and a charge to cost of products sold of the excess amount which would have been assigned to metal inventory at January 1, 1995.

     b) Reflects the reduction of the deferred income taxes related to the amortization of excess of the market value of common stock issued for labor shares tendered pursuant to the exchange offer over the book value of the minority interest of such labor shares.

     c) Reflects the reduction of the minority interest of the labor shares tendered pursuant to the exchange offer.

A28


3. Impact of New Accounting Statement

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental remediation liabilities. Application of SOP 96-1 in the fourth quarter of 1996 had no effect on the Company's financial statements.


4. Foreign Exchange

The functional currency of the Company is the U.S. dollar. The Company's sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated. A portion of the operating costs of the Company is denominated in Peruvian soles.

Gains resulting from foreign currency transactions are included in "Other income" and amounted to $6.7 million, $6.0 million and $1.6 million in 1996, 1995 and 1994, respectively.


5. Investments

In 1995, Fomenta S.A., a wholly owned Peruvian subsidiary, sold its 28.5% interest in Metalurgica Peruana S.A., ("MEPSA"), for $1.4 million. The sale of MEPSA, carried at cost, resulted in a pre-tax gain of $1.3 million.

During 1994, the Company sold three investments for $50.3 million. The sale of these investments, primarily indirect interests in other Peruvian mining companies, carried at cost, resulted in a pre-tax gain of $18.4 million.

6. Acquisition

On May 31, 1994, the Company purchased the Peruvian government owned Minero Peru Ilo refinery for $65.0 million in cash. The purchase price was primarily allocated to supplies inventory ($14.9 million) and fixed assets ($51.2 million) based on their fair values. The Company also committed to make an additional $20.2 million of capital improvements over three years. The Company had substantially completed this commitment at December 31, 1996. Prior to the acquisition, the Company was required to toll-refine copper under a contract with Minero Peru. The costs of operating the refinery have been included in the consolidated operating results since the date of acquisition.


7. Taxes on Income

The components of the provision for taxes on income are as follows:


For the years ended December 31,                                   1996             1995             1994
                                                                   ----             ----             ----
(dollars in millions)
U.S. Federal and state                                          $   5.3          $   4.6          $   7.3
                                                                -------          -------          -------
Foreign:
 Current                                                           62.9            111.3             49.1
 Deferred                                                          12.0              3.2             (2.3)
                                                                -------          -------          -------
Foreign                                                            74.9            114.5             46.8
                                                                -------          -------          -------
  Total provision for income taxes                              $  80.2          $ 119.1          $  54.1
                                                                =======          =======          =======



     Total taxes paid were $123.4 million, $80.1 million and $42.4 million in 1996, 1995 and 1994, respectively.

   A29


     Reconciliation of the statutory income tax rate to the effective income tax rate is as follows:




For the years ended December 31,                                   1996           1995            1994
Peruvian income tax at maximum
  statutory rates                                                  30.0%          30.0%           30.0%
U.S. income tax at statutory rate                                  35.0           35.0            35.0
Utilization of foreign tax credits                                (25.3)         (27.9)          (14.1)
Percentage depletion                                               (9.0)          (6.6)          (12.5)
Income not deductible (not taxable)
  in Peru                                                          (1.8)           0.1             2.2
Effect of labor shares                                                -              -            (4.0)
Other                                                               1.3            0.7            (3.6)
                                                                  -----          -----           -----
  Effective income tax rate                                        30.2%          31.3%           33.0%
                                                                  =====          =====           =====


Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances are as follows:


    Deferred tax assets (liabilities)
    At December 31,                                                                  1996             1995
    (dollars in millions)
    Current:

      Accounts receivable                                                           $  0.5           $  1.5
      Inventories                                                                      0.1              0.1
                                                                                     -----            -----
        Net deferred tax assets                                                        0.6              1.6
                                                                                     -----            -----
    Non-current:

      Foreign tax credit carryforwards                                                69.4             80.8
      Alternative minimum tax ("AMT") credit carryforwards                             6.8              5.8
      Property, plant and equipment                                                  (48.7)           (38.8)
      Other                                                                           (0.7)            (0.9)
      Valuation allowance for deferred tax assets                                    (76.2)           (86.6)
                                                                                     ------           ------
        Net deferred tax liabilities                                                 (49.4)           (39.7)
                                                                                     ------           ------

    Total net deferred tax liabilities                                             $ (48.8)         $ (38.1)
                                                                                   ========         ========


At December 31, 1996, the foreign tax credit carryforward available to reduce possible future U.S. income taxes amounted to $69.4 million which expires as follows: $16.8 million in 1998, $13.6 million in 1999 and $39.0 million in 2001.

The Company has not recorded the benefit of foreign tax credit carryforwards because of both the expiration dates and the rules governing the order in which such credits are utilized. The Company also has not recorded a benefit for the AMT credits, which are not available to reduce AMT. Because of limitations on both percentage depletion and foreign tax credits under the AMT, the Company expects an AMT liability for the foreseeable future. Thus, while such credits do not expire, it is unlikely they will be utilized. Accordingly, a valuation allowance has been established for the full amount of the foreign tax credit carryforward and the AMT credit carryforward. The decrease in the valuation allowance of $10.4 million from 1995 to 1996 is attributable to the expiration of foreign tax credits in 1996.

Peruvian value added taxes paid are recorded as prepaid expenses and are utilized to pay Peruvian income taxes or are refunded by the Peruvian tax department. The carrying value of these Peruvian tax credits approximates their market value.

A30




8.  Net Sales


Net sales were to the following customers:
For the years ended December 31,                                        1996             1995          1994
                                                                        ----             ----          ----
(dollars in millions)

  S.A. Sogem, N.V. (under a long-term
    Supply contract, see below)                                         $  58.9          $ 120.8       $  81.8

  Japanese Group (a group of Japanese
    Customers who purchased under
    a single sales contract)                                                 -               7.1          78.6
  Others (none of which are individually
  10% or more of annual sales)                                            694.1            800.9         541.3
                                                                        --------         -------       -------

    Net sales                                                           $ 753.0          $ 928.8       $ 701.7
                                                                        =======          =======       =======


At December 31, 1996, the Company has recorded sales of 68.2 million pounds of copper at a provisional price of $1.02 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of final settlement which will occur principally in the first quarter of 1997.

Under the terms of a sales contract with Mitsui & Co. Ltd. ("Mitsui"), the Company is required to supply Mitsui, at its option, up to 26,455 tons of copper cathodes annually for a seven-year period from January 1, 1994 through December 31, 2000. Pricing of the cathodes is based upon the LME monthly average settlement price plus a producer premium for refined copper cathodes which is agreed upon annually based on world market terms.

Under the terms of a sales contract with Union Miniere, the Company is required to supply Union Miniere through its agent, S.A. Sogem N.V., with 46,300 tons of blister copper annually for a ten-year period from January 1, 1994, through December 31, 2003. The price of the copper contained in blister supplied under the contract is determined based on the LME monthly average settlement price less a refining allowance, which is agreed upon annually based on world market terms.


9.  Financial Instruments

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may either sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

For the full year 1996, the Company realized pre-tax gains of $16.7 million as a result of its copper price protection program, of which $11.1 million was recognized in 1996. The remaining $5.6 million will be recognized in the first quarter of 1997 when the underlying production is sold. Copper put options with a cost of $1.2 million expired during the first six months of 1996. The recognized pre-tax gains (losses) of the Company's metal hedging activities, net of transaction costs were $9.9 million, $(2.1) million and $(1.8) million in 1996, 1995 and 1994, respectively.

A31


The estimated fair values of the Company's financial instruments are:


At December 31,                                            1996                                 1995
(dollars in millions)                            Carrying           Fair              Carrying           Fair
                                                  Value             Value              Value             Value
Assets:
Cash and cash equivalents                           $ 173.2           $ 173.2            $ 219.6           $ 219.6
Marketable securities -
    Held to Maturity                                    1.0               1.0               42.5              42.5
Put Options                                               -                 -                3.2               1.6

Liabilities:
Long-term Debt                                      $ 106.6           $ 102.3            $  93.9           $  87.8



The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable securities - The carrying amount and fair value are reported at amortized cost since these securities are to be held to maturity.

Put options - Fair value is an estimate based on relevant market information such as: volatility of similar options, futures prices and the contracted strike price.

Long-term debt - The fair value is based on the quoted market prices for the same or similar issues or the carrying value is used where a market price is unavailable.


10. Workers' Participation

Provisions for workers' participation are calculated at 8% of pre-tax Branch earnings as required by Peruvian law. The amount is calculated under Peruvian GAAP and cannot, therefore, be directly derived from the consolidated financial statements which are prepared in accordance with U.S. GAAP. This participation is expensed during the year. The Company distributes the accrued participation to workers following the final results for the year.


11. Minority Interest of  Labor Shares

The minority interest of the labor shares is based on the earnings of the Company's Peruvian Branch. The amount is calculated under Peruvian GAAP and cannot therefore be directly derived from the consolidated financial statements which are prepared in accordance with U.S. GAAP.

Under Peruvian law, the holders of the labor shares are entitled to preemptive rights, which require the Branch to offer holders the right to purchase a sufficient number of shares to maintain their existing ownership percentage of the Branch whenever the Company invests additional capital in the Branch. In March 1995, the Company invested $61.1 million in the Branch as a capital contribution to Branch equity (see note 20). Labor shareholders subscribed to
3.4 million new shares, with a contribution of $10.9 million, representing 84.2% of the total possible subscription. Since full subscription rights were not exercised, labor share participation in the Branch decreased from 17.47% to 17.31%.

A32


On November 29, 1995, the Company announced an offer to exchange the common stock of the Company for any and all of the labor shares of the Branch. The offer expired on December 29, 1995, and 46.6 million labor shares or 80.8% of the total, were exchanged for common stock decreasing the labor share participation from 17.3% to 3.3%.

During 1996, the Company acquired approximately 1.8 million labor shares representing a 0.5% interest in the Branch at a total cost of $7.1 million. The carrying value of minority interest was reduced by $4.4 million and the excess paid over carrying value of $2.7 million was assigned to proven and probable sulfide and leachable ore reserves and mineralized material and is being amortized based on production. As a result of the acquisition, the remaining labor shareholders hold a 2.8% interest in the Branch at December 31, 1996 and are entitled to participate in 2.8% of the distributions of the Branch. The 2.8% share of the Branch's after-tax earnings attributable to the labor shares is recorded as a minority interest in the Company's financial statements.


12. Inventories


At December 31,                                                           1996              1995
                                                                          ----              ----
(dollars in millions)
Metals:
  Finished goods                                                       $   2.4           $   2.0
  Work-in-process                                                         47.1              33.1
Supplies, net of reserves                                                 69.2              68.5
                                                                          ----              ----
  Total inventories                                                    $ 118.7           $ 103.6
                                                                        ======            ======



      13. Property


At December 31,                                                          1996              1995
                                                                         ----              ----
(dollars in millions)
Buildings and equipment                                              $ 1,503.3         $ 1,391.7
Mineral Land                                                             235.3             237.9
Land, other than mineral                                                   0.9               0.9
                                                                      --------          --------
  Total property                                                       1,739.5           1,630.5
Accumulated depreciation                                                 883.7             851.1
                                                                      --------          --------
  Net property                                                       $   855.8         $   779.4
                                                                      ========          ========



14.   Other Current Liabilities


At December 31,                                                           1996              1995
                                                                          ----              ----
(dollars in millions)
Taxes on income                                                         $  8.9           $  59.7
Provision for workers' participation                                      16.7              31.1
Accrued severance pay, current portion                                     3.1               3.7
Salaries and wages                                                         8.1               8.0
Other                                                                     11.0               9.9
                                                                        ------            ------
  Total other current liabilities                                      $  47.8           $ 112.4
                                                                        ======            ======


A33


Debt and Available Credit Facilities


Long-term debt at December 31, consists of:                                                         1996             1995
                                                                                                    ----             ----
(dollars in millions)
EXIM Bank credit agreement, interest at 6.43%,
principal due 1996-2001                                                                           $  26.3          $  32.1
CAF credit agreement, interest at an average of 9.1%
as of December 31, 1996, principal due 1996-2001                                                     35.3             43.2
Mitsui credit agreement, interest at LIBOR + 2.87%,
principal due 1996-2001                                                                              45.0              3.2
Term loans, interest at prime + 3.00%                                                                -                15.4
                                                                                                  -------           ------
  Total debt                                                                                        106.6             93.9
Less, current portion                                                                                23.7             17.1
                                                                                                   ------           ------
  Total long-term debt                                                                            $  82.9          $  76.8
                                                                                                   ======           ======




The fair market value of long-term debt was $102.3 million at December 31, 1996 and $87.8 million at December 31, 1995, and was determined using discounted cash flow analysis on the fixed-rate debt. The fair market value of the variable-rate debt approximates its carrying amount.

Aggregate maturities of the borrowings outstanding at December 31, 1996, are as follows (in millions):



                        1997                                                   $  23.7
                        1998                                                      23.7
                        1999                                                      23.7
                        2000                                                      23.7
                        2001                                                      11.8
                                                                                ------
                       Total                                                   $ 106.6
                                                                               =======



At December 31, 1996, there were no unused and available lines of credit available to the Company under its long-term loan facilities.

Under the most restrictive covenant of the Company's loan agreements, additional indebtedness of $752 million would have been permitted at December 31, 1996.

Interest paid for borrowings (including amounts capitalized of $1.8 million and $1.6 million in 1995 and 1994, respectively) was $10.8 million, $14.4 million and $10.5 million in 1996, 1995 and 1994, respectively.

Fees paid for loan agreements were $1.6 million and $3.5 million in 1995 and 1994, respectively, and are amortized over the respective terms of the loans. On July 21, 1995, the Company prepaid substantially all of the outstanding balance related to a $115.0 million facility resulting in a charge to interest expense of $2.0 million for unamortized loan fees.

The financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive loan, the Company may not pay a dividend if the aggregate amount of all dividend payments with respect to any fiscal quarter is greater than 50% of net income (as defined therein) of the Company for such fiscal quarter. However, this agreement permits dividends with respect to the final quarter of each fiscal year to the extent that total dividends for such fiscal year do not exceed 50% of the first $50 million of earnings plus 100% of earnings in excess of $50 million for such fiscal year. These dividend restrictions directly apply to SP Limited as the issuer of the debt. However, on consolidation they also apply to SPCC. Net assets of SP Limited unavailable for the payment of dividends to SPCC totaled $821 million at December 31, 1996.

A34


The financing agreements are collateralized by pledges of receivables from 34,200 tons of copper per year and liens on certain product inventory, fixed assets and mining concessions. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Any reduction of ASARCO Incorporated's ("Asarco") voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company is in compliance with the various loan covenants at December 31, 1996. Included in Other Assets are $11.3 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.


16.Benefit Plans

The Company has two noncontributory, defined benefit pension plans covering salaried employees in the United States and certain employees in Peru. Benefits are based on salary and years of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate. Plan assets are primarily invested in immediate participation guarantee contracts, mutual funds, stock index funds and money market instruments. Effective January 1, 1997 one of the Company's pension plans, which provides benefits to non-U.S. expatriate employees, was amended to cease future benefit accruals. Accordingly, those participants became eligible for future benefits under the Company's other pension plan.

Net pension costs consist of:


For the years ended December 31,                                     1996             1995            1994
                                                                     ----             ----            ----
(dollars in millions)
Service cost                                                         $  0.5           $  0.3          $  0.5
Interest cost on projected benefit obligation                           0.5              0.4             0.4

Actual return on plan assets                                           (0.6)            (0.4)            0.4
Other items                                                             0.4              0.3            (0.5)
                                                                      -----            -----          ------
Net pension cost                                                     $  0.8           $  0.6          $  0.8
                                                                      =====            =====           =====



A35


The funded status of the plans using the projected unit credit method is:


At December 31,                                                               1996                 1995
                                                                              ----                 ----
(dollars in millions)
Assets and obligations:
  Vested benefit obligation                                                  $  5.3           $  5.2
  Nonvested benefits                                                            0.5              0.5
                                                                              -----            -----
    Accumulated benefit obligation                                              5.8              5.7
Plan assets at fair value                                                       5.0              4.4
                                                                              -----            -----
Plan assets less than accumulated
  benefit obligation                                                            0.8              1.3
                                                                                ===              ===

Projected benefit obligation (PBO)                                              7.2              7.1
Plan assets at fair value                                                       5.0              4.4
                                                                              -----            -----
   Plan assets less than PBO                                                    2.2              2.7
Minimum liability                                                               0.5              1.4
Prior service cost                                                              0.1              0.1
Initial net plan obligation                                                    (2.1)            (2.3)
Effect of changes in assumptions and
  actuarial gains and losses                                                    0.2             (0.5)
                                                                              -----           ------
   Pension liability reflected on
    consolidated balance sheet                                               $  0.9           $  1.4
                                                                              =====            =====



The actuarial computations are based upon a discount rate on benefit obligations of 7%, an expected long-term rate of return on plan assets of 8% and expected annual salary increases of 4%.

Postretirement Benefits:

The postretirement health care plan for retired salaried employees eligible for Medicare was adopted by the Company on May 1, 1996. Secondary coverage under the Company's plan is available for all retired salaried employees who are permanently residing in the United States and who contribute amounts as defined by the plan.

Net periodic postretirement benefit costs include the following:


For the year ended December 31,                                                              1996
(dollars in millions)

Service and interest cost                                                                    $0.1
Amortization of prior service cost                                                            0.1
                                                                                              ---
Net periodic postretirement benefit cost                                                     $0.2
                                                                                              ===


A36


The following sets forth the plan's status reconciled with amounts reported in the Consolidated Balance Sheet:



At December 31.                                                                               1996
                                                                                              ----
(dollars in millions)
Accumulated postretirement benefit obligation ("APBO")
  Retirees                                                                                   $ 0.2
  Fully eligible active plan participants                                                      0.1
  Other plan participants                                                                      0.6
                                                                                               ---
Total APBO                                                                                     0.9

Item not yet recognized in earnings:
  Prior service cost                                                                          (0.7)
                                                                                             -----
Postretirement benefit obligation                                                            $ 0.2
                                                                                             -----



The annual assumed rate of increase in the per capita cost of covered benefits (i.e. health cost trend rate) is 6% for 1997 and is assumed to decrease gradually to 5% by 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1996 by $0.1 million and would have no material effect on the net periodic postretirement benefit costs for 1996. The discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1996. The plan is unfunded.


17. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 1996 were:



                                                                                   Percent of Total
                                                                  Outstanding          Number of
                                                                    Shares              Shares
           Class A Common Shares:
             ASARCO Incorporated                                  43,348,949              54.06%
             Cerro Trading Company, Inc.                          12,028,088              15.00
             Phelps Dodge Overseas Capital Corporation            11,173,796              13.94
                                                                  ----------              -----
                                                                  66,550,833              83.00%
           Common Shares                                          13,633,674              17.00%
                                                                  ----------              -----
             Total                                                80,184,507             100.00%
                                                                  ==========             ======




  On February 27, 1996, Cerro Trading Company, Inc. transferred 2,200,000 Class A common stock shares to The Pritzker Family Philanthropic Fund. In accordance with the Company's Certificate of Incorporation these shares were automatically converted into common stock of the Company.

  A37


  Stock Options

  The Company has two stockholder approved plans, a Stock Incentive Plan and a Directors Stock Award Plan. The Stock Incentive Plan provides for the granting of nonqualified or incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, as well as for the award of restricted stock and bonuses payable in stock. The price at which options may be granted under the Stock Incentive Plan shall not be less than 100% of the fair market value of the common stock on the date of grant in the case of incentive stock options, or 50% in the case of other options. In general, options are not exercisable for six months and expire after 10 years from the date of grant.

  Options granted may provide for Stock Appreciation Rights ("SAR"). An SAR permits an optionee, in lieu of exercising the option, to receive from the Company payment of an amount equal to the difference between the market value of the stock on the date of election of the SAR and the purchase price of the stock under the terms of the option.

  The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock. At December 31, 1996, 927,110 shares are available for future grants under this plan.

  The Directors Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter. 100,000 shares have been reserved for awards under the Directors Plan. At December 31, 1996, 5,800 shares have been awarded under this plan.

  The Company has elected the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Stock Incentive Plan. Had compensation cost for the Company's Stock Incentive Plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the effect on the Company's net earnings and earnings per share would have been immaterial.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996: dividend yield of 6.57%; expected volatility of 28.4%; risk-free interest rate of 6.17%; and expected life of 6.9 years.


18.Related Parties

Asarco, a stockholder of the Company, provides principally legal, tax, treasury and administrative support services to the Company. The amounts paid to Asarco for these services were $0.8 million, $0.3 million and $0.2 million in 1996, 1995, and 1994, respectively.

A38


19.Concentration of Risk

The Company operates two copper mines, a smelter and two refineries in Peru and substantially all of its assets are located there. There can be no assurances that the Company's operations and assets that are subject to the jurisdiction of the government of Peru may not adversely be affected by future actions by such government. Substantially all of the sales of the Company's products are exported from Peru to customers principally in Europe, the Pacific Rim and the United States.

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various high quality banks, principally in the U.S., Canada and Peru, or in commercial paper of highly rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and by policy, limits the amount of credit exposure to any one institution. At December 31, 1996, the Company had invested 40.9% of its cash equivalents and marketable securities with Peruvian banks, of which 21.7% of this amount was invested with one institution.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 56.6% of the trade accounts receivable at December 31, 1996 of which one customer represented 11.5%.


20. Commitments and Contingencies

Cuajone Investment Recovery
In December 1991, the Company and the Government of Peru signed an agreement the ("1991 Agreement") resolving all open issues concerning the conclusion of the investment recovery contract which governed the development and operation of the Cuajone mine. The Company agreed to undertake an investment program over the five years, 1992-1996, and the Peruvian Government agreed not to discriminate against the Company in comparison with treatment given to other mining companies. As part of the 1991 Agreement, in 1991 the Company transferred $55.0 million from its accounts in New York to an interest-bearing account with the Central Reserve Bank of Peru, to be withdrawn by the Company at its discretion solely for application to the investment program. In March 1995, these funds, aggregating $61.1 million, including accumulated interest, were transferred to the Branch as a capital contribution and used for the capital spending program. In conjunction with the transfer, labor shareholders contributed $10.9 million to the capital of the Branch.

At December 31, 1996, the Company had expended $443.6 million under the five-year capital program agreed to with the Peruvian Government and has met its obligations under the agreement.

A39


Environmental
As part of the 1991 Agreement, the Company has made a significant number of environmental capital expenditures, including, a sulfuric acid plant at the Ilo smelter for partial recapture of emissions of sulfur dioxide, completed in 1995 at a cost of $103.0 million, a sewage treatment plant at Ilo, completed in 1994 at a cost of $2.0 million, and a tailings storage facility at Quebrada Honda, which was completed in 1996 at a cost of $40.8 million. The Company also has incurred capital costs of $3.0 million for environmental projects committed with the Ilo refinery acquisition. In addition, in April 1996 the Company began a $35 million expansion of the Ilo sulfuric acid plant. The expansion will increase the capture of sulfur dioxide emissions from the smelter from 18% to 30% and will also increase sulfuric acid production at the smelter to 330,000 tons per year in 1998, the expected year of expanded plant operation. Capital expenditures in connection with these and other environmental projects were approximately $29.8 million in 1996.

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's recently approved environmental compliance and management plan, PAMA, sets forth the investment to be made by the Company to comply with current Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emission and waste discharges ("MPLs") within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within 10 years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. Management believes that under current Peruvian law and regulations, compliance with the PAMA will satisfy the MPL requirements pertaining to the Company's operations during the applicable five- or 10-year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.

Litigation
In February 1993, the Mayor of Tacna brought a lawsuit against SP Limited seeking $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. On May 3, 1996, the Superior Court of Tacna, Peru affirmed the lower court's dismissal. In May 1996, the plaintiff appealed and the case presently is before the Peruvian Supreme Court. There is generally no further right of appeal, however, the Peruvian Supreme Court may grant discretionary review on limited issues in exceptional cases.

In April 1996, SP Limited was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of the Company's Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970's. The complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch plus dividends and contains similar allegations to those made in a prior lawsuit dismissed in September 1995. In August 1996, 64 additional former employees filed a similar lawsuit.

A40


SP Limited, other present and former corporate shareholders of SP Limited and certain other companies are defendants in a lawsuit in federal district court in Corpus Christi, Texas brought in September 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of SP Limited in Peru. Plaintiffs have appealed from the district court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court. Oral arguments were heard in December 1996 and the appellate court's decision is pending.

It is the opinion of management that the outcome of the legal proceedings mentioned, as well as other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of the Company and its consolidated subsidiaries. However, it is possible that litigation matters could have a material effect on quarterly or annual operating results, when they are resolved in future periods.


21. Summarized Financial Information of Significant Subsidiary

The condensed consolidated financial information for Southern Peru Limited, a wholly owned subsidiary of Southern Peru Copper Corporation, included in the consolidated financial statements of the Company, is summarized below:


Statement of Earnings and Cash Flow
for the years ended December 31,                           1996         1995         1994
                                                           ----         ----         ----
(dollars in millions)
Earnings:
Net sales                                                  $753.0       $928.8       $701.7
Operating income                                            248.8        366.7        142.0
Net earnings                                               $180.5       $217.8        $91.2

Cash Flow:
Operating activities                                       $158.8       $330.4       $134.9
Investing activities                                        (79.3)      (119.5)      (138.8)
Financing activities                                       (127.6)       (86.1)        64.7





Balance Sheet
At December 31,                                              1996         1995
                                                             ----         ----
(dollars in millions)

Current assets                                             $403.1       $482.8
Non current assets                                          876.7        788.9
Current liabilities                                         105.3        170.4
Noncurrent liabilities                                      137.1        122.9
Minority interest                                            22.4         25.0
Stockholders' equity                                      1,015.0        953.5



Southern Peru Limited, a wholly owned subsidiary of Southern Peru Copper Corporation, holds all the operating assets and liabilities of the Company and does not hold any other operating assets. Accordingly, the effect of the exchange offer described in note 2 has been reflected in the summary financial information presented above.

A41


22. Subsequent Event:

On February 21, 1997, the Company entered into agreements with Powerfin Peru S.A., a wholly owned subsidiary of Tractebel S.A. ("Tractebel") for the sale of a new turbine at its Ilo power plant and a twenty year power purchase agreement for its copper operations in Peru. Negotiations are being finalized covering the sale of the Company's existing power plant assets. Closing of the transaction is subject to obtaining necessary Peruvian government approvals.


Unaudited Quarterly Data
Quarters
(in millions, except per share data and per share prices)



                                         1996                                                       1995
                                         ----                                                       ----
                1st         2nd         3rd         4th        Year        1st         2nd        3rd         4th        Year
                ---         ---         ---         ---        ----        ---         ---        ---         ---        ----
Net sales    $196.4      $173.2      $180.5      $202.9     $753.0      $204.7      $212.2     $270.6      $241.3      $928.8
Operating
  Income     $ 72.1      $ 64.1      $ 54.1      $ 58.5     $248.8      $ 77.2      $ 75.4     $112.6      $101.5      $366.7

Net earnings $ 49.1      $ 45.2      $ 37.9      $ 48.3     $180.5      $ 44.4      $ 42.8     $ 62.2      $ 68.4      $217.8


Net earnings
per share (a)$ 0.61      $ 0.56      $ 0.47      $ 0.60     $ 2.25      $ 0.65      $ 0.67     $ 0.95      $ 1.04      $ 3.31





(a) Net earnings per share in 1996, reflect increased outstanding common shares as a result of the exchange offer completed at the end of 1995. See note 2 to the financial statements.

Metal Price Sensitivity

Assuming that expected metal production and sales are achieved, tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 1997. Estimates are based on
80.2 million shares outstanding.

                                             Copper             Silver              Molybdenum
Change in Metal Price                        $.01/lb.           $1.00/oz.           $1.00/lb.
Annual Change in Earnings per Share         $0.05               $0.02               $0.04





A42




                       Report of Independent Accountants




To the Board of Directors
of Southern Peru Copper Corporation

We have audited the accompanying consolidated balance sheets of Southern Peru Copper Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Peru Copper Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND LLP

New York,  New York
January 28, 1997 except for
Note 22 which is as of
February 21, 1997

A43

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Items 10, 11, 12, and 13


Reference is made to the Section captioned "Executive Officers of the Registrant" on pages A-11 to A-12. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1997 Proxy Statement indicated below:

                                                                                                      Proxy
                                                                                                    Statement
Item       Required Information                  Proxy Statement Section                              Pages



10.         Directors and Executive Officers      Nominees for Election as Directors Representing
                                                      Common Stock and Nominees for Election as
                                                      Directors Representing
                                                      Class A Common Stock                                 4-6
11.         Executive Compensation                Committee Reports on Executive Compensation through
                                                      Employment Agreements                              12-20
                                                  Compensation of Directors and Compensation Committee
                                                      Interlocks and Insider
                                                      Participation                                         23

12.         Security Ownership                    Security Ownership of Certain Beneficial Owners and
                                                      Beneficial
                                                      Ownership of Management                             7-12

13.         Certain Relationships                 Certain Transactions                                   21-22
            and Related Transactions



The information referred to above is incorporated herein by reference.

A44
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

         1.  Financial Statements


         The following financial statements of Southern Peru Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:


                                                                                           Form
                                                                                          10 - K

                                                                                           Pages
                                                                                          -------
                  Consolidated Statement of Earnings for the years ended
                  December 31, 1996, 1995 and 1994                                          A21

                  Consolidated Balance Sheet at December 31, 1996 and 1995
                                                                                            A22


                  Consolidated Statement of Cash Flows for the years ended

                  December 31, 1996, 1995 and 1994                                          A23


                  Consolidated Statement of Stockholders' Equity for the

                  years ended December 31, 1996, 1995 and 1994                              A24

                  Notes to Consolidated Financial Statements                              A25-A41

                  Report of Independent Accountants                                         A42


         2. Financial Statement Schedules

         Financial Statement Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

          3.   Exhibits

          3.1  Restated Certificate of Incorporation, filed December 29, 1995

          3.2  Certificate of Decrease, filed February 29, 1996

          3.3  Certificate of Increase, filed February 29, 1996

          3.4  By-Laws, as last amended on February 9, 1996

          10.1 Form of Agreement Among Certain Stockholders of the Company

          10.2 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

          10.3 Incentive Compensation Plan of the Company

A45


          10.4 Supplemental Retirement Plan of the Company

          10.5 Stock Incentive Plan of the Company

          10.6 Form of Directors Stock Award Plan of the Company

          10.7 Form of Deferred Fee Plan for Directors

          10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees

          11.  Statement re Computation of Earnings per Share

          21.1 Subsidiaries of the Company

          23.1 Consent of Independent Accountants




The exhibits listed as 10.3 through 10.8 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.


(b) Reports on Form 8-K filed in the fourth quarter of 1996 and the first quarter of 1997:
None.


(c) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B-1. Copies of the following exhibits are filed with this Form 10-K:


          11.  Statement re Computation of Earnings per Share

          21.1 Subsidiaries of the Company

          23.1 Consent of Independent Accountants



                  Copies of exhibits may be acquired upon written request to the Secretary and the payment of processing and mailing costs.

A46
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

                                              SOUTHERN PERU COPPER CORPORATION


                                         By: /s/ Charles G. Preble
                                             ----------------------
                                             Charles G. Preble
                                             President and Chief Executive
                                             Officer

Dated:

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature                                                   Title

    /s/ Richard de J. Osborne                      Chairman of the Board and Director
     ----------------------
     Richard de J. Osborne


    /s/ Charles G. Preble                          President, Chief Executive Officer and Director
     Charles G. Preble                                  (principal executive officer)


    /s/ Ronald J. O'Keefe                           Executive Vice President and Chief Financial Officer
     Ronald J. O'Keefe                                  (principal financial officer)

    /s/ Brendan M. O'Grady                         Comptroller
     Brendan M. O'Grady                                 (principal accounting officer)



    /s/ Everett E. Briggs                          Director
     Everett E. Briggs


    /s/ Jaime Claro                                Director
     Jaime Claro

    /s/ Augustus B. Kinsolving                     Director
     Augustus B. Kinsolving


    /s/ Francis R. McAllister                      Director
     Francis R. McAllister


    /s/ John F. McGillicuddy                       Director
     John F. McGillicuddy


    /s/ Kevin R. Morano                            Director
     Kevin R. Morano


    /s/ Robert J. Muth                             Director
     Robert J. Muth

A47


    /s/ Robert M. Novotny                          Director
     Robert M. Novotny


    /s/ Robert A. Pritzker                         Director
     Robert A. Pritzker


    /s/ Michael O. Varner                          Director
     Michael O. Varner


    /s/ J. Steven Whisler                          Director
     J. Steven Whisler


    /s/ David B. Woodbury                          Director
     David B. Woodbury

    /s/ Douglas C. Yearley                         Director
     Douglas C. Yearley



Dated:  March 28, 1997

B1
                                          Southern Peru Copper Corporation
                                                    Exhibit Index

                                                                                                      Sequential
Exhibit                                                                                                 Page
Number                                           Document Description                                  Number

     3.   Certificate of Incorporation and By-Laws

     3.1  Restated Certificate of Incorporation,  filed December 29, 1995
          (Filed as Exhibit 3.1 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference) B 2

     3.2  Certificate of Decrease, filed February 29, 1996
          (Filed as Exhibit 3.2 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference)

     3.3  Certificate of Increase, filed February 29, 1996
          (Filed as Exhibit 3.3 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference)


     3.4  By-Laws, as last amended on February 9, 1996
          (Filed as Exhibit 3.4 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference)

     10. Material Contracts

     10.1 Form of Agreement Among Certain  Stockholders of the Company
          (Filed as Exhibit 10.1 to the Company's Registration Statement on Form
          S-4, as amended by  Amendments  No. 1 and 2 thereto,  File No 33-97790
          (the "Form S-4"), and incorporated herein by reference)

     10.2 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)
          (Filed as Exhibit 10.3 to the Company's Form S-4 and incorporated herein by reference)

     10.3 Incentive Compensation Plan of the Company
          (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference)


     10.4 Supplemental Retirement Plan of the Company
          (Filed as Exhibit 10.12 to the Company's Form S-4 and incorporated herein by reference)

     10.5 Stock Incentive Plan of the Company
          (Filed as an Exhibit to the Company's  Registration  Statement on Form
          S-8 dated March 25, 1996 (Registration No. 33-32736) and incorporated herein by reference)

     10.6 Form of Directors Stock Award Plan of the Company
          (Filed as Exhibit 10.16 to the Company's Form S-4 and incorporated herein by reference)






        B2


     10.7 Form of Deferred Fee Plan for Directors
          (Filed as Exhibit  10.8 to the  Company's  1995 Annual  Report on Form
          10-K and incorporated herein by reference)

     10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees
          (Filed as Exhibit 10.17 to the Company's Form S-4 and incorporated herein by reference)

     11.  Statement re Computation of Earnings per Share

     21.1 Subsidiaries of the Company

     23.1 Consent of Independent Accountants



Form 10K

Exhibit 11 Statement re Computation of Earnings per Share

This calculation is submitted in accordance with regulation S-K item 601(b)(11).

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

For the years ended December 31,


                                                                             1996            1995             1994
                                                                             ----            ----             ----
Net earnings applicable to common stock                                   $ 180,512        $ 217,754        $ 91,224
                                                                          =========        =========        ========

Weighted average number of common shares outstanding                         80,195           65,717          65,717

Shares issuable from assumed exercise of Stock Options                           57               -               -
                                                                             ------          -------         -------

Weighted average number of common shares outstanding,                        80,252           65,717          65,717
     adjusted

Fully diluted earnings per share:
     Net earnings applicable to common stock                                $  2.25          $  3.31         $  1.39
                                                                            =======          =======         =======


Primary earnings per share
      Net earnings applicable to common stock                               $  2.25          $  3.31         $  1.39
                                                                            =======          =======         =======



                                                             Exhibit 21.1

                                       SOUTHERN PERU COPPER CORPORATION

                                                 Subsidiaries

                                           (More than 50% ownership)



                                                                                             Percentage of
                                                                                                voting
                                                                                            securities owned        Key to
                                                                                           or other bases of        notes
                                    Name of Company                                             control             below
PARENT:   ASARCO Incorporated (New Jersey)

Registrant:     Southern Peru Copper Corporation (Delaware)

Southern Peru Limited (Delaware)                                                            100.0                   (A)
   Fomenta, S.A. (Peru)                                                                        99.50                (A)
     Pegasus Travels, S.A. (Peru)                                                                  90.0             (A)
Logistics Services Incorporated (Delaware)                                                    100.0                 (A)
     LSI-Peru, S.A. (Peru)                                                                         98.18            (A)
Global Natural Resources Inc. (Delaware)                                                      100.0                 (C)
Multimines Corporation (Delaware)                                                             100.0                 (B)
Multimines Insurance Company, Ltd. (Bermuda)                                                  100.0                 (A)
Recursos e Inversiones Andinas, S. A. (Peru)                                                   99.99                (A)
     Compania Minera Los Tolmos, S.A. (Peru)                                                       98.05            (B)
     Inversiones Mineras El Puente, S.A. (Peru)                                                     99.88           (B)
       Pacific Mining Investments Ltd.  (Cayman Islands)                                            100.0           (C)




(A) Included in financial statements of SPCC and consolidated subsidiaries at December 31, 1996.

(B) Excluded from financial statements of SPCC and consolidated subsidiaries (these companies are not in the aggregate considered significant);

(C)  Inactive (having no assets or liabilities or undergoing liquidation);

                                                                  Exhibit 23.1

Form 10-K


Consent of Independent Accountants


We consent to the incorporation by reference in the prospectus constituting part of the Registration Statement on Form S-8 (File No. 33-32736) of Southern Peru Copper Corporation of our report dated January 28, 1997, except for Note 22 which is as of February 21, 1997, on our audit of the consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries, which report appears on page A42 of this Annual Report on Form 10-K.

We also consent to the reference to our Firm as experts in the prospectus referred to in the preceding paragraph only insofar as such reference relates to our report appearing on page A42 of this Annual Report on Form 10-K.





Coopers & Lybrand L.L.P.



New York, New York

March 28, 1997