Form 10-Q
period 1997-03-31
SOUTHERN PERU COPPER CORP/
filed 1997-05-13
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                      1997
                                 First Quarter
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997              Commission file number 1-14066
                  --------------                                     -------



                        SOUTHERN PERU COPPER CORPORATION

            (formerly known as Southern Peru Copper Holding Company)
             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3849074
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)


     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes   X     No ____


As of April 30, 1997 there were outstanding 14,299,349 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        SOUTHERN PERU COPPER CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

                                                                                                              Page No.
        Part I.  Financial Information:

        Item 1.  Financial Statements (unaudited)

                    Condensed Consolidated Statement of Earnings
                      Three Months Ended March 31, 1997 and 1996                                                  2

                    Condensed Consolidated Balance Sheet
                      March 31, 1997 and December 31, 1996                                                        3

                    Condensed Consolidated Statement of Cash Flows
                      Three Months Ended March 31, 1997 and 1996                                                  4

                    Notes to Condensed Consolidated Financial Statements                                        5-10

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                                    11-16

        Report of Independent Accountants                                                                        17


        Part II.  Other Information:

        Item 1.  Legal Proceedings                                                                               18

        Item 4.  Submission of Matters to a Vote of Security Holders                                             19

        Item 6(a)   Exhibits on Form 10-Q                                                                        20

           Exhibit        3        Certificate of Incorporation and By-Laws
                          3.1      Certificate of Decrease, filed March 24, 1997
                          3.2      Certificate of Increase, filed March 24, 1997

           Exhibit 11     Statement re Computation of Earnings per Share


        Signatures                                                                                               21

        Exhibit I - Independent Accountants' Awareness Letter

                                                           - 1 -

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                           for the three months ended
                            March 31, 1997 and 1996
                                  (unaudited)

                                                                                               1997              1996
                                                                                         (in thousands, except per share amounts)

Net sales:
 Stockholders and affiliates                                                               $  36,153         $  13,356
 Others                                                                                      178,633           183,052
                                                                                            --------          --------
      Total net sales                                                                        214,786           196,408
                                                                                            --------          --------

Operating costs and expenses:
 Cost of sales                                                                               108,517            94,679
 Administrative and other expenses                                                            12,965            13,005
 Depreciation, amortization and depletion                                                     11,499            10,327
 Provision for workers' participation                                                          5,393             5,638
 Exploration expense                                                                           1,064               655
                                                                                            --------          --------
  Total operating costs and expenses                                                         139,438           124,304
                                                                                            --------          --------

  Operating income                                                                            75,348            72,104

Interest income                                                                                2,873             6,169
Other income                                                                                   1,383             2,273
Interest expense                                                                              (2,440)           (3,132)
                                                                                            --------          --------

Earnings before taxes on income and minority
  interest of labor shares                                                                    77,164            77,414

Taxes on income                                                                               19,805            26,288
                                                                                            --------          --------

Earnings before minority interest of labor shares                                             57,359            51,126

Minority interest of labor shares                                                              1,543             2,018
                                                                                            --------          --------

Net earnings                                                                               $  55,816         $  49,108
                                                                                            ========          ========


Per common share amounts:
 Net earnings (a)                                                                           $   0.70         $    0.61
 Dividends paid                                                                             $   0.30         $    0.65

 Weighted average number of shares outstanding                                                80,192            80,206


(a)    The effect on the  calculation  of net  earnings  per common share of the
       Company's   Common   Stock   equivalents   (shares   under   option)  was
       insignificant.

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             at March 31, 1997 and
                               December 31, 1996
                                  (unaudited)

                                                                                           1997                  1996
                                                                                                  (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                       $  173,853           $  173,205
       Accounts receivable, net                                                            96,193               89,587
       Inventories                                                                        110,843              118,681
       Prepaid taxes                                                                       77,699                 -
       Other current assets                                                                 4,854               21,637
                                                                                        ---------            ---------
         Total current assets                                                             463,442              403,110

     Net property                                                                         874,223              855,808
     Other assets                                                                          20,383               20,931
                                                                                        ---------            ---------
           Total Assets                                                                $1,358,048           $1,279,849
                                                                                        =========            =========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                               $   23,683           $   23,683
       Accounts payable                                                                    28,778               33,864
       Accrued liabilities                                                                 40,977               47,768
                                                                                        ---------            ---------
         Total current liabilities                                                         93,438              105,315
                                                                                        ---------            ---------

     Long-term debt                                                                        77,892               82,892
     Deferred credits                                                                      64,576                 -
     Deferred income taxes                                                                 48,384               49,426
     Accrued severance pay                                                                  4,805                4,806
                                                                                        ---------            ---------

         Total non-current liabilities                                                    195,657              137,124
                                                                                        ---------            ---------

     Minority interest of labor shares                                                     22,166               22,383
                                                                                        ---------            ---------

     STOCKHOLDERS' EQUITY
     Common stock, par value $0.01(a)                                                         144                  137
     Class A common stock, par value $0.01(b)                                                 659                  666
     Additional paid-in capital                                                           265,745              265,745
     Retained earnings                                                                    780,762              749,267
     Treasury stock at cost (c)                                                              (523)                (788)
                                                                                        ---------            ---------
           Total stockholders' equity                                                   1,046,787            1,015,027
                                                                                        ---------            ---------

           Total Liabilities, Minority Interest and Stockholders' Equity
                                                                                       $1,358,048           $1,279,849
                                                                                        =========            =========

     (a) Common shares: Authorized                                                         34,099               33,449
                                 Outstanding                                               14,299               13,634
     (b) Class A common shares Authorized & Outstanding                                    65,901               66,551
     (c) Treasury stock common shares                                                          31                   46


The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           for the three months ended
                            March 31, 1997 and 1996
                                  (unaudited)

                                                                                                      1997             1996
                                                                                                         (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                                                     $  55,816         $  49,108
  Adjustments to reconcile net earnings to net cash provided from operating activities:
      Depreciation, amortization and depletion                                                        11,499            10,327
      Deferred income taxes                                                                           (1,623)            1,032
      Minority interest of labor shares, net of distributions                                            808               139
      Net loss on sale of property                                                                       -                 407
     Cash provided from (used for) operating assets and liabilities:
      Accounts receivable                                                                             (6,640)           20,505
      Inventories                                                                                      7,838             6,540
      Accounts payable and accrued liabilities                                                        14,196           (52,959)
      Other operating liabilities and reserves                                                       (21,749)          (22,446)
      Foreign currency translation gain                                                                   22            (1,293)
                                                                                                    --------          --------

Net cash provided from operating activities                                                           60,167            11,360
                                                                                                    --------          --------

INVESTING ACTIVITIES
  Capital expenditures                                                                               (29,096)          (14,575)
  Proceeds from held-to-maturity investments                                                           1,000            42,453
                                                                                                    --------          --------
      Net cash provided from (used for) investing activities                                         (28,096)           27,878
                                                                                                    --------          --------

FINANCING ACTIVITIES
  Dividends paid                                                                                     (24,055)          (52,150)
  Proceeds from borrowings                                                                            -                 47,000
  Repayment of borrowings                                                                             (5,000)             (921)
  Escrow deposits on long-term loans                                                                     439           (10,151)
  Purchase of labor share interest                                                                    (3,056)             -
  Net treasury stock transactions                                                                        -              (1,155)
                                                                                                    --------          --------
      Net cash used for financing activities                                                         (31,672)          (17,377)
                                                                                                    --------          --------

Effect of exchange rate changes on cash                                                                  249             1,233
                                                                                                    --------          --------

Increase in cash and cash equivalents                                                                    648            23,094
Cash and cash equivalents, beginning of period                                                       173,205           219,646
                                                                                                    --------          --------

Cash and cash equivalents, end of period                                                           $ 173,853         $ 242,740
                                                                                                    ========          ========


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN PERU COPPER CORPORATION
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K.

B. In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The estimated net earnings impact of the reduction in the Company's effective tax rate, as a result of the reinvestment allowance, for the first quarter of 1997 is approximately $3.2 million. Pursuant to the reinvestment allowance the Company will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the book carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, book depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

C.   Inventories were as follows:
     (in millions)

                                                                              At March 31,            At December 31,
                                                                                  1997                     1996
       Metals at lower of average cost or market:
            Finished goods                                                       $   1.3                   $   2.4
            Work-in-process                                                         40.1                      47.1
       Supplies at average cost, net of reserves                                    69.4                      69.2
                                                                                  ------                    ------
       Total inventories                                                         $ 110.8                   $ 118.7
                                                                                  ======                    ======

                                                           - 5 -

D.   Metal Hedging Activities:

     Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Depending upon market conditions the Company may sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold.

     First quarter 1997 earnings include a pre-tax gain of $5.6 million ($3.6 million after-tax) from the sale of put options in 1996 covering copper sold in the first quarter of 1997.


     The recognized pre-tax gains (losses) of the Company's copper hedging activities, were as follows:

                                                                               Three Months Ended
                                                                                   March 31,
                                                                            1997               1996
                                                                                 (in millions)
           Hedging activities gains (losses)                                  $ 5.6           $(0.8)

     At March 31, 1997, the Company has recorded sales of 74.2 million pounds of copper, at a provisional price of $1.09 per pound. These sales are subject to final pricing based on the average monthly LME copper price principally in the second quarter of 1997.

     At March 31, 1997, the Company held no copper put options.


E.   Supplemental Disclosures of Cash Flow Information:

           (in millions)                                                                Three Months Ended
                                                                                            March 31,
                                                                                       1997            1996
                                                                                       ----            ----
           Cash paid for:
             Interest expense (net of amount capitalized)                             $  2.2          $  1.0
             Income taxes (net of refunds)                                            $ 22.4          $ 60.5

     Non-cash transactions:

     During the first quarter of 1997 the Company recorded prepaid Peruvian taxes and deferred credits as a result of the reinvestment program (see note B).

F. Commitments and Contingencies:

     Environmental
     The Company has made a significant number of environmental capital expenditures, including, a sulfuric acid plant at the Ilo smelter for partial recapture of emissions of sulfur dioxide, completed in 1995 at a cost of $103.0 million, a sewage treatment plant at Ilo, completed in 1994 at a cost of $2.0 million, and a tailings storage facility at Quebrada Honda, which became operational in 1996 and will be completed in 1997 at a cost of approximately $60 million. The Company has also incurred capital costs of $3.0 million for environmental projects committed with the Ilo refinery acquisition. In addition, in April 1996 the Company began a $35 million expansion of the Ilo sulfuric acid plant. The expansion will increase the capture of sulfur dioxide emissions from the smelter from 18% to 30% and will also increase sulfuric acid production at the smelter to 330,000 tons per year in 1998, the expected year of expanded plant operation. Capital expenditures in connection with these and other environmental projects were approximately $29.8 million in 1996.

     The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's recently approved environmental compliance and management plan, PAMA, sets forth the investment to be made by the Company to comply with Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emission and waste discharges ("MPL"s) within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within 10 years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. Management believes that under current Peruvian law and regulations, compliance with the PAMA will satisfy the MPL requirements pertaining to the Company's operations during the applicable five- or 10-year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.

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

     In April 1996, SP Limited was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of the Company's Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970's. The complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch plus dividends and contains similar allegations to those made in a prior lawsuit dismissed in September 1995. As of March 31, 1997, 127 additional former employees filed a similar lawsuit.

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


G.   Common Stock:

     On March 3, 1997, Cerro Trading Company, Inc. transferred 650,000 Class A common stock shares to The Pritzker Family Philanthropic Fund. In accordance with the Company's Certificate of Incorporation these shares were automatically converted into common stock of the Company.

     On April 30, 1997, the Company declared a $0.35 per share dividend payable June 2, 1997 to stockholders of record at the close of business on May 16, 1997.

H.   Summarized Financial Information of Significant Subsidiary:

     The condensed consolidated financial information for Southern Peru Limited, a wholly owned subsidiary of Southern Peru Copper Corporation, included in the consolidated financial statements of the Company, is summarized below:


     Statement of Earnings and Cash Flow
     (in millions)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                   1997                              1996
                                                                   ----                              ----
       Earnings:
       Net sales                                                     $214.8                          $196.4
       Operating income                                                75.3                            72.1
       Net earnings                                                   $55.8                           $49.1

       Cash Flow:
       Operating activities                                           $60.2                           $11.4
       Investing activities                                           (28.1)                           27.9
       Financing activities                                           (31.7)                          (17.4)


       Balance Sheet
       (in millions)                                          At March 31, 1997                 At December 31, 1996
                                                              ------------------                --------------------

       Current assets                                                $463.4                          $403.1
       Noncurrent assets                                              894.6                           876.7
       Current liabilities                                             93.4                           105.3
       Noncurrent liabilities                                         195.7                           137.1
       Minority interest                                               22.2                            22.4
       Stockkholders' equity                                        1,046.8                         1,015.0


     Southern Peru Limited holds all the operating assets and liabilities of the Company and does not hold any other operating assets.


I.   Impact of New Accounting Standard:

     In February 1997, the Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

J.   Subsequent Events:

     On April 18, 1997, the Company completed the sale of its Ilo power plant to a subsidiary of Tractebel S.A. ("Tractebel"), for $44.2 million, the approximate book value of the assets. In connection with the sale, a twenty year power purchase agreement was also completed, under which Tractebel will provide the Company with its power needs for the next twenty years. Under the agreement, the Company's cost of power will increase somewhat from its current level, while the Company will benefit by avoiding significant capital expenditures that would be required to meet the needs of the expanded operations.

     On April 3, 1997, the Company entered into a committed seven-year loan facility totaling $600 million with a group of international financial institutions. The facility consists of a $400 million term loan portion and a $200 million revolving credit line. The term loan facility bears an initial interest rate of LIBOR plus 1.75%, subject to the Company receiving an investment grade rating from an accredited rating agency.

                                 Part I Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net earnings of $55.8 million, or $0.70 per share, for the first quarter ended March 31, 1997 compared with net earnings of $49.1 million, or $0.61 per share, for the first quarter of 1996. The increase in earnings in 1997 resulted primarily from the Company's price protection program, a reduction in the Company's effective tax rate due to a reinvestment tax incentive in Peru, and favorable adjustments to provisionally priced sales made in the fourth quarter of 1996.

Copper mine production increased 2% to 164.5 million pounds in the first quarter of 1997 despite the heavy rains and flooding which disrupted operations for several days in early March. Floods damaged roadways and railroad tracks necessitating temporary repairs while permanent replacements are built. SPCC has property damage and business interruption insurance and claims have been filed.

First quarter 1997 earnings include pre-tax gains of $5.6 million ($3.6 million after-tax) related to the sale of copper put options in 1996 covering copper sold in the first quarter of 1997. The Company has recognized cumulative pre-tax gains of $16.7 million ($10.9 million after-tax) from its price protection program since July 1996.

In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The estimated net earnings impact of the reduction in the Company's effective tax rate, as a result of the reinvestment allowance, for the first quarter of 1997 is approximately $3.2 million. Pursuant to the reinvestment allowance the Company will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the book carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, book depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

Pricing for most of the Company's sales of copper is finalized one or two months after shipment to customers. Sales are recorded based on prices in effect at the time of shipment or the period end, if lower. Adjustments recorded in the first quarter of 1997 for provisionally priced sales made in the fourth quarter of 1996 increased sales by $9.4 million and net earnings by $6.3 million. In the first quarter of 1996, adjustments to provisionally priced sales decreased sales by $10.4 million and net earnings by $6.2 million.

The Company's expansion program is proceeding on schedule. In April the Company entered into a committed seven year loan facility totaling $600 million with a group of international financial institutions. With the financing in place, the Company is proceeding with the expansion of the Cuajone mine which is expected to increase the Company's annual copper production by 19% or 130 million pounds when completed in early 1999.

Net Sales: Net sales in the first quarter of 1997 increased $18.4 million to $214.8 million from the comparable period in 1996. The increase in net sales was a result of final adjustments to provisionally priced sales and the recognition of a $5.6 million gain on sales of copper put options in 1996 covering first quarter 1997 copper sales, partially offset by lower copper prices in the first quarter of 1997 as compared with the first quarter of 1996.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange ("LME"), the New York Commodity Exchange ("COMEX") or published in "Metals Week" for dealer oxide prices for molybdenum products.

                                                                                     Three Months Ended
                                                                                          March 31,
Price Volume Data                                                                    1997           1996
-----------------                                                                    ----           ----
Average Metal Prices
    Copper (per pound-LME)                                                           $1.10          $1.17
    Molybdenum (per pound-Metals Week Dealer Oxide)                                  $4.38          $3.97
    Silver (per ounce-COMEX)                                                         $5.01          $5.54

Sales Volume (in thousands)
    Copper (pounds)                                                                172,000        169,000
    Molybdenum (pounds)(1)                                                           2,234          1,867
    Silver (ounces)                                                                    679            819

(1) The Company's molybdenum production is sold in concentrate form. The volume represents pounds of molybdenum contained in concentrate.

Metal Hedging Activities:

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Depending upon market conditions the Company may sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold.

First quarter 1997 earnings include a pre-tax gain of $5.6 million ($3.6 million after-tax) from the sale of put options in 1996 covering copper sold in the first quarter of 1997.

Gains and (Losses) The recognized pre-tax gains (losses) of the Company's copper hedging activities, were as follows:

                                                                               Three Months Ended
                                                                                   March 31,
                                                                            1997               1996
                                                                                 (in millions)
           Hedging activities gains (losses)                                $ 5.6           $(0.8)

At March 31, 1997, the Company held no copper put options.

Operating Costs and Expenses: Operating costs and expenses were $139.4 million in the first quarter of 1997 compared with $124.3 million for the same period in 1996. Cost of sales for the three months ended March 31, 1997 and 1996 were $108.5 million and $94.7 million, respectively. The increase in cost of sales is attributable primarily to greater sales of copper produced from purchased concentrates.

Depreciation expense for the three month period ended March 31, 1997 was $11.5 million compared with $10.3 million in the comparable period in 1996. The higher 1997 depreciation reflects additions to property.

Nonoperating Items: Interest income was $2.9 million in the first quarter of 1997, compared with $6.2 million for the respective period in 1996. The decrease reflected lower interest rates and lower invested cash balances in 1997. Other income was $1.4 million in the first quarter of 1997, compared with $2.3 million for the respective period in 1996. Exchange gains included in other income were $1.3 million lower in the first quarter of 1997 compared with the comparable 1996 period. Lower current liabilities, related principally to income taxes and workers' participation were the primary reasons for this reduction. Interest expense was $2.4 million in the first quarter of 1997, compared with $3.1 million in the first quarter of 1996, primarily a result of a lower outstanding debt balance and lower interest rates.

Taxes on Income: Taxes on income for the three months ended March 31, 1997 were $19.8 million, compared with $26.3 million for the respective period in 1996. The decrease was principally due to a reduction in the Company's effective tax rate as a result of the reinvestment allowance in Peru.

Minority Interest of Labor Shares: The income statement provision for minority interest of labor shares in the first quarter represents an accrual of approximately 2.7% in 1997 and 3.3% in 1996, of the Branch's after-tax earnings, as determined under Peruvian GAAP. The Labor Share percentage participation in earnings decreased as a result of the Company's purchases of labor shares.

Cash Flows - Operating Activities: Net cash provided from operating activities was $60.2 million in the first quarter of 1997, compared with $11.4 million in the comparable 1996 period. The increase in operating cash flow was primarily a result of lower payments for prior year's Peruvian income taxes and workers' participation and higher net earnings in the first quarter of 1997, partially offset by higher accounts receivable in the first quarter of 1997.

Cash Flows - Investing Activities: Investing activities used cash of $28.1 million for the first quarter of 1997 compared with a source of cash of $27.9 million for the first quarter of 1996. The 1996 period included proceeds from the maturity of investments of $42.5 million. In 1997, capital expenditures were $29.1 million compared with $14.6 million in the respective period of 1996.

Cash Flows - Financing Activities: Financing activities in the first quarter of 1997 included the scheduled payment of $5.0 million of the Company's long-term debt, distribution of $24.1 million of dividends and $3.1 million to repurchase labor shares. In the first quarter of 1996, net borrowings after escrow requirements were $35.9 million, dividends distributed were $52.2 million and funds used to purchase treasury stock were $1.2 million.

Liquidity and Capital Resources: At March 31, 1997, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 8.7%, compared with 9.3% at December 31, 1996. Debt at March 31, 1997 was $101.6 million, compared with $106.6 million at the end of 1996.

On April 3, 1997, the Company entered into a committed seven-year loan facility totaling $600 million with a group of international financial institutions. The facility consists of a $400 million term loan portion and a $200 million revolving credit line. The term loan facility bears an initial interest rate of LIBOR plus 1.75%, subject to the Company receiving an investment grade rating from an accredited rating agency.

The Company expects that it will meet its cash requirements for 1997 and beyond from internally generated funds, cash on hand, from borrowings under the facility or from additional external financing.

In the first quarter of 1997, the Company paid a dividend to shareholders of $24.1 million or $0.30 per share. On April 30, 1997, the Company declared a quarterly dividend on the common stock of $0.35 per share payable June 2, 1997 to stockholders of record at the close of business on May 16, 1997.

Dividends by the Company are limited by covenants under the Company's financing agreements. Certain of these dividend restrictions directly apply to SP Limited as the issuer of the debt, however, they also apply to SPCC in consolidation or as the guarantor. The most restrictive of these covenants limits the payment of dividends by SPCC to 50% of net income.

Expansion and Modernization Project: In September 1996, the Company announced a two stage project which includes an expansion of the Cuajone mine and an expansion and modernization of its copper smelter at Ilo. The total capital cost for this project is estimated at $1.0 billion, budgeted to be spent over the next six years. Commencement of the project is subject to arranging financing and final engineering.

The Cuajone mine expansion, which is expected to increase the Company's annual copper production by 130 million pounds, is expected to require a capital investment of approximately $245 million and is expected to be completed in 1999.

Engineering for the second stage of the program, the expansion and modernization of the Ilo smelter has begun. Following completion of the preliminary engineering and securing of the financing, SPCC plans to modernize its existing copper smelter at Ilo and increase its capacity. The expected cost of the second stage, based on the Company's preliminary engineering studies, is approximately $787 million and is expected to be completed in 2003.

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

Environmental Matters: The Company has made a significant number of environmental capital expenditures, including, a sulfuric acid plant at the Ilo smelter for partial recapture of sulfur dioxide, completed in 1995 at a cost of $103.0 million; a sewage treatment plant at Ilo, completed in 1994 at a cost of $2.0 million; and a tailings storage facility at Quebrada Honda, which became operational in 1996 and will be completed in 1997 at a cost of approximately $60 million. The Company has also incurred capital costs of $3.0 million for environmental projects as a result of the commitment made in connection with the Ilo refinery acquisition. In addition, in April 1996 the Company began a $35 million expansion of the Ilo sulfuric acid plant. The expansion will increase the capture of sulfur dioxide emissions from the smelter from 18% to 30% and will also increase sulfuric acid production at the smelter to 330,000 tons per year in 1998, the expected year of expanded plant operation. Capital expenditures in connection with these and other environmental projects were approximately $29.8 million in 1996.

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's recently approved environmental compliance and management plan, PAMA, sets forth the investment to be made by the Company to comply with Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emission and waste discharges ("MPLs") within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within ten years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. Management believes that under current Peruvian law and regulations, compliance with the PAMA will satisfy the MPL requirements pertaining to the Company's operations during the applicable five-or ten-year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.

Impact of New Accounting Standards: In February 1997, the Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

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

COOPERS & LYBRAND L.L.P.







REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the accompanying interim condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of March 31, 1997 and the interim condensed consolidated statements of earnings and cash flows for the three months ended March 31, 1997 and 1996. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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





Coopers & Lybrand L.L.P.




New York, New York
April 18, 1997

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On April 29, 1996, Southern Peru Limited, a subsidiary of the Company ("SP Limited"), was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of the subsidiary's Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970s. The complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch of the subsidiary plus dividends and contains similar allegations made in a prior lawsuit dismissed in September 1995.
As of March 31, 1997, 127 additional former employees filed a similar lawsuit.

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on May 1, 1997, the holders of Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, were asked to approve the selection of the independent accountants for 1997.

Votes cast in the election of directors by holders of Common Stock were as follows:

                                                                                       Number of Shares
                     Names                                                       For                   Withheld
                   Amb. Everett E. Briggs                                     10,722,948                142,345
                   John F. McGillicuddy                                       10,735,275                130,018

In the election of directors by holders of Class A Common Stock, each of the following directors received 65,900,833 votes and no votes were withheld:

                   Jaime Claro                              Charles G. Preble
                   Augustus B. Kinsolving                   Robert A. Pritzker
                   Francis R. McAllister                    Michael O. Varner
                   Kevin R. Morano                          J. Steven Whisler
                   Robert J. Muth                           David B. Woodbury
                   Robert M. Novotny                        Douglas C. Yearley
                   Richard de J. Osborne

Stockholders approved the selection of the independent accountants as follows:

                                                                           For                Against             Withheld
                   Common Stock:                                        10,747,859               48,960               68,474
                   Class A Common Stock:                               329,504,165                    0                    0
                                                                       -----------           ----------         ------------
                      Total                                            340,252,024               48,960               68,474

Holders of Class A Common Stock are entitled to five votes per share when voting together with the holders of Common Stock as one class.

Item 6(a) - Exhibits on Form 10Q


                                 EXHIBIT INDEX

Exhibit
    3                 Certificate of Incorporation and By-Laws
    3.1                        Certificate of Decrease, filed March 24, 1997
    3.2                        Certificate of Increase, filed March 24, 1997

    11                Statement re Computation of Earnings per Share


                                  Exhibit 3.1

                        SOUTHERN PERU COPPER CORPORATION

                            CERTIFICATE OF DECREASE

                                       OF

                              CLASS A COMMON STOCK

                                       OF

                        SOUTHERN PERU COPPER CORPORATION

                       (Pursuant to Section 151(g) of the
                       Delaware General Corporation Law)


         Southern Peru Copper Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

         FIRST: In Certificate of Designation filed with the Secretary of State of the State of Delaware pursuant to Section 151 of the General Corporation Law of the State of Delaware, the Corporation was authorized to issue 68,750,833 shares of Class A Common Stock, par value one cent ($0.01) per share (the Class A Common Stock), as a series of the Corporation's authorized capital stock, which number was decreased to 66,550,833 by a Certificate of Decrease filed with the Secretary of State of the State of Delaware on February 29, 1996;

         SECOND: The Board of Directors of the Corporation by resolution duly authorized and directed that the number of shares of the Corporation's Class A Common Stock be decreased from 66,550,833 shares to 65,900,833 shares.

         IN WITNESS WHEREOF the Corporation has caused this Certificate to be signed by its Secretary this 24th day of March 1997.



                                             SOUTHERN PERU COPPER CORPORATION




                                             /S/ Augustus B. Kinsolving
                                             Augustus B. Kinsolving
                                             Secretary

                                  Exhibit 3.2

                        SOUTHERN PERU COPPER CORPORATION

                            CERTIFICATE OF INCREASE

                                       OF

                                  COMMON STOCK

                                       OF

                        SOUTHERN PERU COPPER CORPORATION

                       (Pursuant to Section 151(g) of the
                       Delaware General Corporation Law)

         Southern Peru Copper Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

         FIRST: In a Certificate of Designation filed with the Secretary of State of the State of Delaware pursuant to Section 151 of the General Corporation Law of the State of Delaware, the Corporation was authorized to issue 31,249,167 shares of Common Stock, par value one cent ($0.01) per share (the "Common Stock"), as a series of the Corporation's authorized capital stock, which number was increased to 33,449,167 by a Certificate of Increase filed with the Secretary of State of the State of Delaware on February 29, 1996;

         SECOND: The Board of Directors of the Corporation by resolution duly authorized and directed that the number of shares of the Corporation's Common Stock be increased from 33,449,167 shares to 34,099,167 shares.

         IN WITNESS WHEREOF the Corporation has caused this Certificate to be signed by its Secretary this 24th day of March, 1997.


                                              SOUTHERN PERU COPPER CORPORATION




                                             /S/ Augustus B. Kinsolving
                                             Augustus B. Kinsolving
                                             Secretary

Exhibit 11        Statement re Computation of Earnings per Share


This calculation is submitted in accordance with Regulation S-K item 601(b)(11).

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                                  3 Months Ended
                                                                                                      March 31,
                                                                                                1997            1996
                                                                                                ----            ----
Net earnings applicable to common stock                                                      $55,816          $49,108
                                                                                             =======          =======


Weighted average number of common shares outstanding                                          80,192           80,218
Shares issuable from assumed exercise of Stock Options                                             3                -
                                                                                             -------          -------
Weighted average number of common shares outstanding,                                         80,195           80,218
                                                                                             =======          =======
  as adjusted


Fully diluted earnings per share:

Net earnings applicable to common stock                                                         $.70             $.61
                                                                                                ====             ====

Primary earnings per share:

Net earnings applicable to common stock                                                         $.70             $.61
                                                                                                ====             ====


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOUTHERN PERU COPPER CORPORATION
                                                    (Registrant)




Date:   May 13, 1997                               /s/ Ronald J. O'Keefe
                                                   ---------------------
                                                   Ronald J. O'Keefe
                                                   Executive Vice President and
                                                      Chief Financial Officer



Date:   May 13, 1997                               /s/ Brendan M. O'Grady
                                                   ----------------------
                                                   Brendan M. O'Grady
                                                   Comptroller

                                                                    Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 18, 1997 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 and included in this Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 33-32736). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





Coopers & Lybrand L.L.P.




New York, New York
May 12, 1997