Form 10-Q
period 1997-06-30
SOUTHERN PERU COPPER CORP/
filed 1997-08-08
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                      1997
                                 Second Quarter
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997            Commission file number 1-14066
                  ---------                                       -------



                        SOUTHERN PERU COPPER CORPORATION

            (formerly known as Southern Peru Copper Holding Company)
             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3849074
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)


     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X     No ____


As of July 31, 1997 there were outstanding 14,302,149 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        SOUTHERN PERU COPPER CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

                                                                                                              Page No.
        Part I.  Financial Information:

        Item 1.  Financial Statements (unaudited)

                    Condensed Consolidated Statement of Earnings
                      Three Months and Six Months
                      Ended June 30, 1997 and 1996                                                                2

                    Condensed Consolidated Balance Sheet
                      June 30, 1997 and December 31, 1996                                                         3

                    Condensed Consolidated Statement of Cash Flows
                      Three Months and Six Months
                      Ended June 30, 1997 and 1996                                                                4

                    Notes to Condensed Consolidated Financial Statements                                         5-8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                    Operations                                                                                  9-15

        Report of Independent Accountants                                                                        16


        Part II.  Other Information:

        Item 1.   Legal Proceedings                                                                              17

        Item 6(a) Exhibits on Form 10Q                                                                           18

           Exhibit  4              Instruments defining the rights of security holders, including indentures

           Exhibit 11     Statement re Computation of Earnings per Share


        Signatures                                                                                               19

        Exhibit I - Independent Accountants' Awareness Letter

                                     - 1 -

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                          3 Months Ended                     6 Months Ended
                                                                             June 30,                           June 30,
                                                                              (in thousands, except per share amounts)

                                                                   1997              1996             1997              1996
                                                                   ----              ----             ----              ----
Net sales:
 Stockholders and affiliates                                   $  17,446         $  17,892         $  38,415        $  31,248
 Others                                                          208,776           155,277           402,593          338,329
                                                                --------          --------          ---------        --------
      Total net sales                                            226,222           173,169           441,008          369,577
                                                                --------          --------          ---------        --------

Operating costs and expenses:
 Cost of sales                                                   119,779            82,176           228,296          176,855
 Administrative and other expenses                                13,703            11,249            26,668           24,254
 Depreciation, amortization and depletion                         11,608            10,343            23,107           20,670
 Provision for workers' participation                              5,482             4,807            10,875           10,445
 Exploration expense                                               1,648               492             2,712            1,147
                                                                --------          --------         ---------          -------
  Total operating costs and expenses                             152,220           109,067           291,658          233,371
                                                                --------          --------          --------          -------

  Operating income                                                74,002            64,102           149,350          136,206

Interest income                                                    4,806             4,901             7,679           11,070
Other income                                                       3,277             2,582             4,660            4,855
Interest expense                                                  (4,828)           (3,205)           (7,268)          (6,337)
                                                                --------          --------          --------         --------

Earnings before taxes on income and
  minority interest of labor shares                               77,257            68,380           154,421          145,794

Taxes on income                                                   15,782            21,805            35,587           48,093
                                                                --------          --------          --------         --------

Earnings before minority interest                                 61,475            46,575            118,834          97,701
  of labor shares

Minority interest of labor shares                                  1,875             1,346              3,418           3,364
                                                                --------          --------          ---------        --------

Net earnings                                                   $  59,600         $  45,229         $  115,416       $  94,337
                                                                ========          ========          =========        ========


Per common share amounts:
 Net earnings (a)                                               $   0.74         $    0.56          $   1.44       $    1.18
 Dividends paid                                                 $   0.35         $    0.30          $   0.65       $    0.95

 Weighted average number of
   shares outstanding                                             80,202            80,183            80,197          80,204

(a)    The effect on the  calculation  of net  earnings  per common share of the
       Company's   Common   Stock   equivalents   (shares   under   option)  was
       insignificant.

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              at June 30, 1997 and
                               December 31, 1996

                                                                                                1997                  1996
                                                                                                ----                  ----
                                                                                         (unaudited)
                                                                                                      (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                         $  210,323           $  173,205
       Marketable securities                                                                208,792                1,000
       Accounts receivable, net                                                             101,140               89,587
       Inventories                                                                          121,391              118,681
       Prepaid taxes                                                                         81,300               14,019
       Other current assets                                                                   6,128                6,618
                                                                                          ---------            ---------
         Total current assets                                                               729,074              403,110

     Net property                                                                           854,632              855,808
     Other assets                                                                            29,108               20,931
                                                                                          ---------            ---------
           Total Assets                                                                  $1,612,814           $1,279,849
                                                                                          =========            =========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                                 $   23,683           $   23,683
       Accounts payable                                                                      52,190               33,864
       Accrued liabilities                                                                   44,385               47,768
                                                                                          ---------            ---------
         Total current liabilities                                                          120,258              105,315
                                                                                          ---------            ---------

     Long-term debt                                                                         271,050               82,892
     Deferred credits                                                                        69,780                 -
     Deferred income taxes                                                                   47,363               49,426
     Other liabilities and reserves                                                           3,952                4,806
                                                                                          ---------            ---------

         Total non-current liabilities                                                      392,145              137,124
                                                                                          ---------            ---------

     Minority interest of labor shares                                                       22,094               22,383
                                                                                          ---------            ---------

     STOCKHOLDERS' EQUITY
     Common stock, par value $0.01(a)                                                          143                   137
     Class A common stock, par value $0.01(b)                                                  659                   666
     Additional paid-in capital                                                            265,745               265,745
     Retained earnings                                                                     812,242               749,267
     Treasury stock at cost (c)                                                               (472)                 (788)
                                                                                         ---------             ---------
           Total stockholders' equity                                                    1,078,317             1,015,027
                                                                                         ---------             ---------

           Total Liabilities, Minority Interest and Stockholders' Equity
                                                                                        $1,612,814            $1,279,849
                                                                                         =========             =========

     (a) Common shares: Authorized                                                          34,099                33,449
                        Outstanding                                                         14,302                13,634
     (b) Class A common shares Authorized & Outstanding                                     65,901                66,551
     (c) Treasury stock common shares                                                           28                    46

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                 3 Months Ended                  6 Months Ended
                                                                                    June 30,                        June 30,
                                                                              1997            1996            1997            1996
                                                                              ----            ----            ----            ----
                                                                                                 (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                           $  59,600       $  45,229       $ 115,416       $  94,337
  Adjustments to reconcile net earnings to
   net cash provided from operating activities:
      Depreciation, amortization and depletion                              11,608          10,343          23,107          20,670
      Provision for deferred income taxes                                     (332)          1,184          (1,955)          2,216
      Minority interest of labor shares                                      1,874           1,346           3,417           3,364
      Net (gain)loss on sale of
        investments and property                                               268            (121)            268             286
     Cash provided from (used for)operating
     assets and liabilities:
      Accounts receivable                                                   (4,954)         17,130         (11,594)         37,635
      Inventories                                                          (10,548)        (11,370)         (2,710)         (4,830)
      Accounts payable and accrued liabilities                              28,680              61          16,674         (52,898)
      Other operating assets and liabilities                                (1,111)          5,373           3,342         (17,073)
      Foreign currency transaction gain                                     (1,057)         (1,135)         (1,035)         (2,428)
                                                                         ---------        --------        ---------       --------

Net cash provided from operating activities                                 84,028          68,040         144,930          81,279
                                                                          --------        --------        --------        --------

INVESTING ACTIVITIES
  Capital expenditures                                                     (32,258)        (37,356)        (61,354)        (51,931)
  Purchases of held-to-maturity investments                               (208,792)            -          (208,792)           -
  Proceeds from held-to-maturity investments                                    -              -             1,000          42,453
  Proceeds from the sale of investments
    and property                                                            41,885             -            41,885             -
                                                                          --------         --------        --------        --------

      Net cash used for investing activities                             (199,165)         (37,356)       (227,261)         (9,478)
                                                                         ---------        ---------       --------        ---------

FINANCING ACTIVITIES
  Dividends paid                                                          (28,070)         (24,054)        (52,125)        (76,204)
  Proceeds from borrowings                                                200,000              -           200,000          47,000
  Repayment of borrowings                                                  (6,842)          (7,610)        (11,842)         (8,531)
  Escrow deposits and finance fees
    on long-term loans                                                    (12,317)              (1)        (11,878)        (10,152)
  Purchase of labor share interest                                         (1,550)          (2,681)         (4,606)         (2,681)
  Distributions to minority interests                                        (568)            (824)         (1,303)         (2,703)
  Net treasury stock transactions                                             -                -               -            (1,155)
                                                                         --------          --------        --------        --------
  Net cash provided from (used for)
    financing activities                                                  150,653          (35,170)        118,246         (54,426)
                                                                         --------          --------        --------        --------

Effect of exchange rate changes on cash                                       954             (517)          1,203             716
                                                                         --------          --------       --------        --------

Net increase (decrease) in cash
  and cash equivalents                                                     36,470           (5,003)         37,118          18,091
Cash and cash equivalents, beginning of period                            173,853          242,740         173,205         219,646
                                                                         --------         --------        --------        --------

Cash and cash equivalents, end of period                                $ 210,323        $ 237,737       $ 210,323       $ 237,737
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

                        SOUTHERN PERU COPPER CORPORATION
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K.

B. In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The estimated net earnings impact of the reduction in the Company's effective tax rate, as a result of the reinvestment allowance, for the second quarter of 1997 is approximately $4.5 million and for the six months ended June 30, 1997, approximately $7.7 million. Pursuant to the reinvestment allowance the Company will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).


C.   Inventories were as follows:
     (in millions)

                                                                               At June 30,            At December 31,
                                                                                  1997                     1996
       Metals at lower of average cost or market:
            Finished goods                                                       $   1.4                   $   2.4
            Work-in-process                                                         48.8                      47.1
       Supplies at average cost, net of reserves                                    71.2                      69.2
                                                                                  ------                    ------
       Total inventories                                                         $ 121.4                   $ 118.7
                                                                                  ======                    ======

D.   Metal Hedging Activities:

     Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Depending upon market conditions the Company may sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs are recorded as current liabilities or current assets and are subsequently recognized in the period in which the underlying hedged production is sold.

     Earnings for the first six months included a pre-tax gain of $5.6 million in 1997 and a pre-tax loss of $0.3 million in 1996 from the Company's price protection program. There were no pre-tax gains or losses from price protection in the second quarter of 1997 compared with a pre-tax gain of $0.5 in the second quarter of 1996.

                 Copper Price Protection Held at June 30, 1997
                     (in millions, except per lb. amounts)

                                                                                                           Percent of
                                                         Strike Price             Unamortized               Estimated
            Pounds                  Period                 Per Pound                  Cost                 Production
            ------                  ------                 ---------                  ----                 ----------

             94.1                10/97-12/97                 $0.95                    $1.4                     54%
             44.0                 1/98-3/98                  $0.95                     0.6                     28%
                                                                                       ---
                                                                                      $2.0

     At June 30, 1997, the Company has recorded sales of 73.6 million pounds of copper, at a provisional price of $1.17 per pound. These sales are subject to final pricing based on average monthly LME copper prices in the third quarter of 1997.


E. On May 22, 1997, the Company sold $150 million of Secured Export Notes through a Rule 144A and Regulation S offering with registration rights. The notes mature in 2007 and were priced at par with a coupon rate of 7.90%. On June 24, 1997, the Company sold $50 million of 8.25% bonds due June 2004. The debt was issued through Southern Peru Limited, a wholly owned subsidiary of the Company. Early in the second quarter, the Company also entered into a $600 million, seven year backstop loan facility with a group of international financial institutions. The proceeds of the aforementioned borrowings will be used to finance the Company's $1 billion expansion and modernization program at its Cuajone copper mine and Ilo smelter.

F. Commitments and Contingencies:

     Litigation
     In February 1993, the Mayor of Tacna, Peru brought a lawsuit against SP Limited seeking $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. On May 3, 1996, the Superior Court of Tacna, Peru affirmed the lower court's dismissal. In May 1996, the plaintiff appealed and the case presently is before the Peruvian Supreme Court. There is generally no further right of appeal; however, the Peruvian Supreme Court may grant discretionary review on limited issues in exceptional cases.

     In April 1996, Southern Peru Limited was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of the Company's Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970's. The complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch plus dividends and contains similar allegations to those made in a prior lawsuit dismissed in September 1995. As of March 31, 1997, 127 additional former employees filed a similar lawsuit. During the second quarter of 1997, SP Limited was served with an adverse opinion by the lower court. Peruvian outside counsel has informed SP Limited that the lower court decision is not supported by facts or the law and that the possibility that it will not be reversed or nullified by Peruvian courts following appeal is remote. An appeal was filed during the second quarter of 1997.


G.   Summarized Financial Information of Significant Subsidiary:

     Southern Peru Limited: Southern Peru Limited is a wholly owned subsidiary of Southern Peru Copper Corporation. Southern Peru Limited holds all the operating assets and liabilities of the Company.

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                  1997           1996           1997          1996
                                                                  ----           ----           ----          ----
                                                                                     (in millions)
       Earnings:
       Net sales                                                $226.2         $173.2         $441.0        $369.6
       Operating income                                           74.0           64.1          149.4         136.2
       Net earnings                                              $59.6          $45.2         $115.4         $94.3

       Cash Flow:
       Operating activities                                      $83.5          $67.2         $143.6        $78.6
       Investing activities                                     (199.2)        (37.4)         (227.3)        (9.5)
       Financing activities                                     $151.2        $(34.3)         $119.5       $(51.7)

                                                                                   At June 30,
                                                                          1997                   1996
                                                                                 (in millions)
       Balance Sheet:
       Current assets                                                     $729.1                 $403.1
       Noncurrent assets                                                   883.7                  876.7
       Current liabilities                                                 120.3                  105.3
       Noncurrent liabilities                                              392.1                  137.1
       Minority interest                                                    22.1                   22.4
       Stockkholders' equity                                             1,078.3                1,015.0

H. On April 18, 1997, the Company completed the sale of its Ilo power plant to a subsidiary of Tractebel S.A. ("Tractebel"), for $41.9 million. In connection with the sale, a twenty year power purchase agreement was also completed, under which Tractebel will provide the Company with its power needs for the next twenty years. Under the agreement, the Company's cost of power will increase somewhat from its current level, while the Company will benefit by avoiding significant capital expenditures that would be required to meet the needs of expanded operations.


I.   Impact of New Accounting Standards:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts for income from continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The Company is currently assessing the impact of this statement, which is effective for fiscal years beginning after December 15, 1997.


J.   Subsequent Events:

     On July 31, 1997, the Company prepaid the remaining $40.0 million balance on a variable rate loan from Mitsui & Co., Ltd. The payment will result in a charge of $0.4 million for unamortized loan fees.

                                 Part I Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net earnings of $59.6 million, or $0.74 per share, for the second quarter ended June 30, 1997 compared with net earnings of $45.2 million, or $0.56 per share, for the second quarter of 1996. For the six month period ended June 30, 1997, the Company reported net income of $115.4 million or $1.44 per share, compared with net income of $94.3 million or $1.18 per share in the comparable 1996 period.

The Company's earnings in the second quarter 1997 increased $14.4 million compared with the comparable 1996 period. Higher sales prices for copper and molybdenum, as well as a reduction in the Company's effective tax rate, primarily due to a reinvestment tax incentive in Peru, contributed to the increase in earnings. As a result of a sharp decline in copper prices in June of 1996, second quarter provisionally priced copper sales were adjusted. The impact of the adjustment in the second quarter 1996 reduced sales by $13.8 million and net earnings by $8.2 million.

Net earnings for the six months ended June 30, 1997 increased $21.1 million, over the same period in 1996, primarily as a result of 1996 price adjustments to provisionally priced sales, the reduction in the Company's effective tax rate due to the reinvestment tax incentive allowed in Peru and pre-tax gains of $5.6 million recorded in the first quarter of 1997 related to the Company's price protection program.

Copper mine production decreased 2% in the second quarter of 1997 compared with the second quarter of 1996 to 170.1 million pounds. Ore grades at the Company's Toquepala and Cuajone mines were lower; however, throughput and better recoveries at the Company's concentrators offset much of the effect of the lower grades. Copper mine production for the six month period ended June 30, 1997 was approximately the same as in the comparable 1996 period.

In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The estimated net earnings impact of the reduction in the Company's effective tax rate, as a result of the reinvestment allowance, for the second quarter of 1997 is approximately $4.5 million and $7.7 million for the six months ended June 30, 1997. Pursuant to the reinvestment allowance the Company will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

In the second quarter the Company placed $150 million of Secured Export Notes. In addition, a $50 million bond offering was sold in the Peruvian market. At June 30, the Company had $419 million of cash and marketable securities and an undrawn committed bank facility of $600 million. These funds are sufficient to assure the financing of the Company's $1 billion expansion program which is proceeding on schedule. Construction contracts for the Cuajone mine expansion have been awarded and site construction commenced in July. Engineering work on the Ilo smelter expansion is also underway.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the six months ended June 30, 1997 the inflation and devaluation rates were 4.14% and 2.04%, respectively.

Net Sales: Net sales in the second quarter of 1997 were $226.2 million, compared with $173.2 million in the second quarter of 1996. Sales for the six months ended June 30, 1997 were $441.0 million compared with $369.6 million for the comparable 1996 period. The $53.0 million increase in net sales in the second quarter of 1997 is primarily attributable to 1996 price adjustments to provisionally priced sales, higher sales volume and higher copper and molybdenum prices. The increase in sales in the six month period ended June 30, 1997 as compared with the comparable prior year period reflects increased sales volume, adjustments to provisionally priced sales in 1996 and the recognition of a $5.6 million gain on the sale of copper put options covering first quarter 1997 copper sales.

At June 30, 1997, the Company has recorded sales of 73.6 million pounds of copper, at a provisional price of $1.17 per pound. These sales are subject to final pricing based on average monthly LME copper prices in the third quarter of 1997.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange ("LME"), the New York Commodity Exchange ("COMEX") or published in "Metals Week" for dealer oxide prices for molybdenum products.

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
Price/Volume Data                                    1997           1996            1997           1996
-----------------                                    ----           ----            ----           ----
Average Metal Prices
    Copper (per pound-LME)                             $1.14          $1.12           $1.12          $1.14
    Molybdenum (per pound-
     Metals Week Dealer Oxide)                         $4.39          $3.15           $4.38          $3.56
    Silver (per ounce-COMEX)                           $4.73          $5.29           $4.87          $5.42

Sales Volume (in thousands)
    Copper (pounds)                                  184,000        161,800         356,000        330,800
    Molybdenum (pounds)(1)                             2,254          1,937           4,488          3,804
    Silver (ounces)                                      816            726           1,495          1,545

(1) The Company's molybdenum production is sold in concentrate form. The volume represents pounds of molybdenum contained in concentrate.
                                     - 10 -

Metal Hedging Activities:

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Depending upon market conditions the Company may sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs are recorded as current liabilities or current assets and are subsequently recognized in the period in which the underlying hedged production is sold.

Earnings for the first six months included a pre-tax gain of $5.6 million in 1997 and a pre-tax loss of $0.3 million in 1996 from the Company's price protection program. There were no pre-tax gains or losses from price protection in the second quarter of 1997 compared with a pre-tax gain of $0.5 in the second quarter of 1996.

                 Copper Price Protection Held at June 30, 1997
                     (in millions, except per lb. amounts)

                                                                                                           Percent of
                                                         Strike Price             Unamortized               Estimated
            Pounds                  Period                 Per Pound                  Cost                 Production
            ------                  ------                 ---------                  ----                 ----------

             94.1                10/97-12/97                 $0.95                    $1.4                     54%
             44.0                 1/98-3/98                  $0.95                     0.6                     28%
                                                                                       ---
                                                                                      $2.0

Operating Costs and Expenses: Operating costs and expenses were $152.2 million in the second quarter of 1997 compared with $109.1 million for the same period in 1996. For the six month period ended June 30, 1997 operating costs were $291.7 million as compared with $233.4 million in the comparable 1996 period.

Cost of sales for the three month and six month period ended June 30, 1997 was $119.8 million and $228.3 million, respectively, this compares to $82.2 million and $176.9 million in the comparable 1996 periods. The increase in the second quarter of 1997 is primarily attributable to greater sales of copper produced from purchased concentrates, higher power costs and increased mine stripping at the Toquepala mine. In the second quarter of 1997 the Company sold its power plant to an independent power company in order to avoid substantial capital improvements to meet the power needs of expanded operations, and as a consequence power costs have increased. These factors which increased second quarter 1997 cost of sales also affected the six month period ended June 30, 1997.

Depreciation expense for the three and six month periods ended June 30, 1997 was $11.6 million and $23.1 million, respectively, compared with $10.3 million and $20.7 million in the comparable periods in 1996. The higher 1997 depreciation reflects additions to property.

Nonoperating Items: Interest income for the three month and six month periods ended June 30, 1997 was $4.8 million and $7.7 million, respectively, compared to $4.9 million and $11.1 million in the comparable 1996 periods. The decrease in 1997 reflects lower interest rates on invested funds, offset in part in the second quarter of 1997 by $1.1 million interest income received on a federal income tax refund. The increase of $1.6 million in interest expense in the second quarter of 1997 reflects financing fees primarily on new borrowings.

Taxes on Income: Taxes on income for the three and six month periods ended June 30, 1997 were $15.8 million and $35.6 million, respectively, as compared with $21.8 million and $48.1 million for the respective periods in 1996. The decrease was principally due to a reduction in the Company's effective tax rate as a result of the reinvestment allowance in Peru.

Minority Interest of Labor Shares: The income statement provision for minority interest of labor shares during the second quarter represents an accrual of approximately 2.5% in 1997 and 3.3% in 1996, of the operating Branch's after-tax earnings, as determined under Peruvian GAAP. The Labor Share percentage participation in earnings decreased due to the purchase of labor shares by the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities for the three month and six month period ended June 30, 1997 was $84.0 million and $144.9 million, respectively as compared with $68.0 million and $81.3 million in the comparable 1996 periods. The increase in the second quarter was primarily a result of higher net earnings. The increase in the six month period was primarily a result of lower payments for prior year's Peruvian income taxes and workers' participation and higher net earnings, partially offset by higher accounts receivable in 1997.

Cash Flows - Investing Activities: Investing activities used cash of $199.2 million for the second quarter of 1997 compared with $37.4 million for the second quarter of 1996. The 1997 period included purchases of held-to-maturity investments of $208.8 million consisting of bank time deposits with maturities ranging from three months to one year and proceeds from the sale of property of $41.9 million. In the second quarter 1997, capital expenditures were $32.3 million compared with $37.4 million in the respective period of 1996.

In the six month period ended June 30, 1997 and 1996 capital expenditures were $61.4 million and $51.9 million, respectively. Proceeds from sale of held-to-maturity investments in the six month period ended June 30, 1997 and 1996 were $1.0 million and $42.5 million, respectively.

Cash Flows - Financing Activities: Financing activities in the second quarter of 1997 included the placement of $200 million of debt. Dividends paid in the second quarter of 1997 were $28.1 million as compared with $24.1 million in the comparable 1996 period. For the six months ended June 30, 1997 and 1996, dividends paid were $52.1 million and $76.2 million, respectively.

Liquidity and Capital Resources: At June 30, 1997, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 21.1%, compared with 9.3% at December 31, 1996. Debt at June 30, 1997 was $294.7 million, compared with $106.6 million at the end of 1996.

In April 1997, the Company entered into a $600 million seven-year loan facility with a group of international financial institutions. The facility consists of a $400 million term loan and a $200 million revolving credit line. The term loan bears an interest rate of LIBOR plus 1.75%.

In May, the Company privately placed $150 million of Secured Export Notes in the United States and offshore. These notes which have an average maturity of seven years and a final maturity in 2007 were priced at par with a coupon rate of 7.9%. In addition, in June the Company sold $50 million of bonds, due June 2004 to investors in Peru. The bonds have a fixed interest rate of 8.25%. These funds and the loan facility of $600 million will provide the Company with sufficient resources for its $1 billion expansion program.

In the second quarter of 1997, the Company paid a dividend to shareholders of $28.1 million or $0.35 per share. On July 30, 1997, the Company declared a quarterly dividend on the common stock of $0.37 per share payable September 2, 1997 to stockholders of record at the close of business on August 15, 1997.

Dividends by the Company are limited by covenants under the Company's financing agreements. Certain of these dividend restrictions directly apply to SP Limited as the issuer of the debt, however, they also apply to SPCC in consolidation or as the guarantor. The most restrictive of these covenants limits the payment of dividends by SPCC to 50% of consolidated net income.

Expansion and Modernization Project: In September 1996, the Company announced a two stage project which includes an expansion of the Cuajone mine and an expansion and modernization of its copper smelter at Ilo. The total capital cost for this project is estimated at $1.0 billion, budgeted to be spent over the next six years.

The Cuajone mine expansion is expected to increase the Company's annual copper production by 130 million pounds and require an estimated capital investment of approximately $245 million. Construction contracts for the expansion have been awarded and site construction commenced in July. Completion of this stage of its expansion program is expected in 1999.

Engineering for the second stage of the program, the expansion and modernization of the Ilo smelter began in 1997. Following completion of preliminary engineering SPCC plans to modernize and increase the capacity of its existing copper smelter at Ilo. The expected cost of the second stage, based on the Company's preliminary engineering studies, is approximately $787 million and is expected to be completed in 2003.

A future opportunity for a third stage of the expansion and modernization plan, consisting of a second expansion at Cuajone and further expansion of the Ilo smelter capacity will be evaluated at a later date and will depend on the availability of financing and other conditions at the time. A decision to proceed on this stage of the project is not expected before 2000. The Company anticipates that the projects will be funded from a combination of existing cash, internally generated funds and external financing.

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

Impact of New Accounting Standards: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The Company is currently assessing the impact of this statement, which is effective for fiscal years beginning after December 15, 1997.

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

COOPERS & LYBRAND L.L.P.



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of June 30, 1997 and the condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





Coopers & Lybrand L.L.P.


New York, New York
July 21, 1997

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


With respect to the lawsuit filed in Peru by approximately 800 former employees challenging the accounting of the Peruvian Branch of SP Limited and seeking the delivery of a substantial number of labor shares of the Peruvian Branch of SP Limited plus dividends reported on Form 10-Q for the first quarter of 1997 and Form 10-K for 1996, the Peruvian Branch of SP Limited has been served with an adverse opinion decided by a court of first instance in this lawsuit. Peruvian outside counsel has informed SP Limited that the lower court decision is not supported by facts or the law and that the possibility that it will not be reversed or nullified by Peruvian courts following appeal is remote. An appeal was filed during the second quarter of 1997.

With respect to the lawsuit against SP Limited, present and former shareholders of SP Limited and others brought in September 1995 by 698 Peruvian plaintiffs for personal injury and property damage allegedly caused by the operations of the Peruvian Branch of SP Limited, reported on Form 10-Q for the first quarter of 1997 and Form 10-K for 1996, on May 19, 1997 the U.S. Court of Appeals for the Fifth Circuit affirmed the United States District Court orders denying plaintiffs' motion to remand the case to state court and dismissing plaintiffs' complaint.

Item 6(a) - Exhibits on Form 10Q


                                 EXHIBIT INDEX

Exhibit

    4          Instruments defining the rights of security holders, including indentures

               There is currently an indenture under which long-term debt of the
               Company is outstanding.  The Registrant  hereby agrees to furnish to the Commission,  upon request, a copy of this instrument which defines the rights of holders of long-term debt  securities.  The
               outstanding   instrument   does  not  represent   long-term  debt
               securities in excess of 10% of the total assets of the Company as of June 30, 1997.


   11          Statement re Computation of Earnings per Share


Exhibit 11        Statement re Computation of Earnings per Share


This calculation is submitted in accordance with Regulation S-K item 601(b)(11).

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                      Three Months Ended          Six Months Ended
                                                                                           June 30,                   June 30,
                                                                                    1997          1996          1997         1996
                                                                                    ----          ----          ----         ----

Net earnings applicable to common stock                                            $59,600       $45,229     $115,416      $94,337
                                                                                   =======       =======     ========      =======


Weighted average number of common shares outstanding                                80,202        80,183       80,197       80,206
Shares issuable from assumed exercise of Stock Options                                  22             -           22            -
                                                                                   -------       -------      -------      -------
Weighted average number of common shares outstanding,
  as adjusted                                                                       80,224        80,183       80,219       80,206
                                                                                   =======       =======      =======       ======


Fully diluted earnings per share:

Net earnings applicable to common stock                                            $   .74       $   .56      $  1.44      $  1.18
                                                                                   =======       =======      =======      =======

Primary earnings per share:

Net earnings applicable to common stock                                            $   .74       $   .56      $  1.44      $  1.18
                                                                                   =======       =======      =======      =======


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SOUTHERN PERU COPPER CORPORATION
                                                                 (Registrant)




Date:   August 8, 1997                            /s/ Ronald J. O'Keefe
                                                  ---------------------
                                                  Ronald J. O'Keefe
                                                  Executive Vice President and
                                                      Chief Financial Officer



Date:   August 8, 1997                             /s/ Brendan M. O'Grady
                                                   ----------------------
                                                   Brendan M. O'Grady
                                                   Comptroller

                                                                      Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 21, 1997 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 and included in this Form 10-Q for the quarter ended June 30, 1997 is incorporated by reference in the Company's Registration Statement on Form S-8 (File No. 33-32736). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.






                                                        Coopers & Lybrand L.L.P.




New York, New York
July 21, 1997