Form 10-Q
period 1997-09-30
SOUTHERN PERU COPPER CORP/
filed 1997-11-13
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                      1997
                                 Third Quarter
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997            Commission file number 1-14066
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

                                                         Yes   X     No ____


As of October 31, 1997 there were outstanding 14,302,149 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        SOUTHERN PERU COPPER CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

                                                                                                              Page No.

        Part I.  Financial Information:

        Item 1.  Financial Statements (unaudited)

        Condensed Consolidated Statement of Earnings
          Three Months and Nine Months
          Ended September 30, 1997 and 1996                                                                       2

        Condensed Consolidated Balance Sheet
          September 30, 1997 and December 31, 1996                                                                3

        Condensed Consolidated Statement of Cash Flows
          Three Months and Nine Months
          Ended September 30, 1997 and 1996                                                                       4

        Notes to Condensed Consolidated Financial Statements                                                     5-8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                    Operations                                                                                   9-15

        Report of Independent Accountants                                                                         16


        Part II.  Other Information:

        Item 1.   Legal Proceedings                                                                               17

        Item 6(a) Exhibits on Form 10Q                                                                            18

           Exhibit  4              Instruments defining the rights of security holders, including indentures

           Exhibit 11     Statement re Computation of Earnings per Share


        Signatures                                                                                                19

        Exhibit I - Independent Accountants' Awareness Letter


                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                          3 Months Ended                     9 Months Ended
                                                                          September 30,                       September 30,
                                                                      1997              1996             1997              1996
                                                                      ----              ----             ----              ----
                                                                              (in thousands, except per share amounts)
Net sales:
 Stockholders and affiliates                                      $  11,528         $  18,446        $   49,943         $  49,694

 Others                                                             190,780           162,054           593,373           500,383
                                                                  ---------         ---------        ----------         ---------
      Total net sales                                               202,308           180,500           643,316           550,077
                                                                  ---------         ---------        ----------         ---------

Operating costs and expenses:
 Cost of sales                                                      121,984            99,868          350,280            276,723
 Administrative and other expenses                                   12,453            11,622           39,121             35,876
 Depreciation, amortization and depletion                            12,268            10,634           35,375             31,304
 Provision for workers' participation                                 2,846             3,480           13,721             13,925
 Exploration expense                                                  1,801               832            4,513              1,979
                                                                  ---------         ---------        ---------          ---------
  Total operating costs and expenses                                151,352           126,436          443,010            359,807
                                                                  ---------         ---------        ---------          ---------

  Operating income                                                   50,956            54,064          200,306            190,270

Interest income                                                       7,024             3,999           14,703             15,069
Other income                                                          2,710             3,003            7,370              7,858
Interest expense                                                     (7,190)           (3,248)         (14,458)            (9,585)
                                                                  ---------         ---------        ---------          ---------

Earnings before taxes on income and
  minority interest of labor shares                                  53,500            57,818          207,921            203,612

Taxes on income                                                      13,001            19,085           48,588             67,178
                                                                  ---------         ---------        ---------          ---------

Earnings before minority interest
  of labor shares                                                    40,499            38,733          159,333            136,434

Minority interest of labor shares                                       660               853            4,078              4,217
                                                                  ---------         ---------        ---------          ---------


Net earnings                                                      $  39,839         $  37,880        $ 155,255          $ 132,217
                                                                  =========         =========        =========          =========


Per common share amounts:
 Net earnings (a)                                                  $   0.50         $    0.47          $  1.94          $    1.65
 Dividends paid                                                    $   0.37         $    0.28          $  1.02          $    1.23

      Weighted average number of
        shares outstanding                                           80,203            80,184           80,198             80,198

(a)    The effect on the  calculation  of net  earnings  per common share of the
       Company's   Common   Stock   equivalents   (shares   under   option)  was
       insignificant.

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      September 30,           December 31,
                                                                                          1997                    1996
                                                                                       (unaudited)
                                                                                                 (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                        $   82,067             $  173,205
       Marketable securities                                                               311,563                  1,000
       Accounts receivable, net                                                             80,563                 89,587
       Inventories                                                                         107,052                118,681
       Prepaid taxes                                                                        79,307                 14,019
       Other current assets                                                                  6,222                  6,618
                                                                                        ----------             ----------
         Total current assets                                                              666,774                403,110

     Net property                                                                          883,798                855,808
     Other assets                                                                           33,523                 20,931
                                                                                        ----------             ----------
           Total Assets                                                                 $1,584,095             $1,279,849
                                                                                        ==========             ==========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                                $   13,683             $   23,683
       Accounts payable                                                                     42,401                 33,864
       Accrued liabilities                                                                  65,323                 47,768
                                                                                        ----------             ----------
         Total current liabilities                                                         121,407                105,315
                                                                                        ----------             ----------

     Long-term debt                                                                        241,051                 82,892
     Deferred credits                                                                       65,478                      -
     Deferred income taxes                                                                  43,548                 49,426
     Other liabilities and reserves                                                          4,073                  4,806
                                                                                        ----------             ----------

         Total non-current liabilities                                                     354,150                137,124

     Minority interest of labor shares                                                      20,057                 22,383
                                                                                        ----------             ----------

     STOCKHOLDERS' EQUITY
     Common stock, par value $0.01(a)                                                          143                    137
     Class A common stock, par value $0.01(b)                                                  659                    666
     Additional paid-in capital                                                            265,745                265,745
     Retained earnings                                                                     822,406                749,267
     Treasury stock at cost (c)                                                               (472)                  (788)
                                                                                        ----------             ----------
           Total stockholders' equity                                                    1,088,481              1,015,027
                                                                                        ----------             ----------

           Total Liabilities, Minority Interest and Stockholders' Equity
                                                                                        $1,584,095             $1,279,849
                                                                                        ==========             ==========


     (a) Common shares: Authorized                                                          34,099                 33,449
                        Outstanding                                                         14,302                 13,634
     (b) Class A common shares Authorized & Outstanding                                     65,901                 66,551
     (c) Treasury stock common shares                                                           28                     46

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                 3 Months Ended                  9 Months Ended
                                                                                  September 30,                  September 30,
                                                                               1997           1996            1997            1996
                                                                                 ( in thousands)                ( in thousands)
OPERATING ACTIVITIES
  Net earnings                                                              $ 39,839       $ 37,880        $155,255        $132,217
  Adjustments to reconcile net earnings to
  net cash provided from operating activities:
      Depreciation, amortization and depletion                                12,268         10,634          35,375          31,304
      Provision for deferred income taxes                                     (4,993)         4,567          (5,132)          6,783
      Minority interest of labor shares                                          661            853           4,078           4,217
      Net (gain)loss on sale of
        investments and property                                                   -             (1)            268             285
     Cash provided from (used for)operating
     assets and liabilities:
      Accounts receivable                                                     20,577        (14,294)          8,983          23,341
      Inventories                                                             14,339            259          11,629          (4,571)
      Accounts payable and accrued liabilities                                 9,937         12,194          26,611         (40,704)
      Other operating assets and liabilities                                  (1,283)         4,944             243         (12,129)
      Foreign currency transaction gains                                        (641)        (1,748)         (1,676)         (4,176)
                                                                            --------       --------        --------        --------

Net cash provided from operating activities                                   90,704         55,288         235,634         136,567
                                                                            --------       --------       ---------        --------

INVESTING ACTIVITIES
  Capital expenditures                                                       (44,397)       (42,260)       (105,751)        (94,191)
  Purchases of held-to-maturity investments                                 (102,771)        (1,000)       (311,563)         (1,000)
  Proceeds from held-to-maturity investments                                       -              -           1,000          42,453
  Proceeds from the sale of investments
    and property                                                               4,638              -          46,523               -
                                                                            --------       --------       ---------        --------

      Net cash used for investing activities                                (142,530)       (43,260)       (369,791)        (52,738)
                                                                            --------       --------       ---------        --------

FINANCING ACTIVITIES
  Dividends paid                                                             (29,675)       (22,465)        (81,800)        (98,669)
  Proceeds from borrowings                                                         -              -         200,000          47,000
  Repayment of borrowings                                                    (39,999)        (5,789)        (51,841)        (14,320)
  Escrow deposits and finance fees
    on long-term loans                                                        (2,963)            87         (14,841)        (10,065)
  Purchase of labor share interest                                            (3,640)        (3,417)         (8,246)         (6,098)
  Distributions to minority interests                                           (735)          (813)         (2,038)         (3,516)
  Treasury stock purchased                                                         -              -               -          (1,155)
                                                                            --------       --------       ---------        --------
  Net cash provided from (used for)
    financing activities                                                     (77,012)       (32,397)          41,23         (86,823)
                                                                            --------       --------       ---------        --------

Effect of exchange rate changes on cash                                          582            250           1,785             966
                                                                            --------       --------       ---------        --------

Net decrease in cash
  and cash equivalents                                                      (128,256)       (20,119)        (91,138)         (2,028)
Cash and cash equivalents at beginning of period                             210,323        237,737         173,205         219,646
                                                                            --------       --------        --------        --------

Cash and cash equivalents at end of period                                  $ 82,067       $217,618        $ 82,067        $217,618
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

                        SOUTHERN PERU COPPER CORPORATION
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K.

     B. In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, are expected to be realized. The estimated net earnings impact of the reduction in the Company's effective tax rate, as a result of the reinvestment allowance, for the third quarter of 1997 is approximately $2.9 million and for the nine months ended September 30, 1997, approximately $10.6 million. Pursuant to the reinvestment allowance the Company will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

     C.  Inventories were as follows:
         (in millions)

                                                                               September 30,             December 31,
                                                                                    1997                     1996
           Metals at lower of average cost or market:
            Finished goods                                                         $  1.6                   $  2.4
            Work-in-process                                                          41.5                     47.1
           Supplies at average cost, net of reserves                                 64.0                     69.2
                                                                                   ------                   ------
           Total inventories                                                       $107.1                   $118.7
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

         Earnings for the first nine months included a pre-tax gain of $5.6 million and $4.1 million in 1997 and 1996, respectively, from the Company's price protection program. There were no pre-tax gains or losses from price protection in the third quarter of 1997 compared with a pre-tax gain of $4.4 in the third quarter of 1996.

               Copper Price Protection Held at September 30, 1997
                     (in millions, except per lb. amounts)

                                                                                                           Percent of
                                                         Strike Price             Unamortized               Estimated
            Pounds                  Period                 Per Pound                  Cost                 Production
            ------                  ------                 ---------                  ----                 ----------
             94.1                 10/97-12/97                $0.95                    $1.4                     54%
             44.0                 01/98-03/98                $0.95                     0.6                     28%
                                                                                      ----
                                                                                      $2.0

         In October 1997 and the first week of November 1997, the Company sold copper put options covering 21.5 million pounds of fourth quarter 1997 copper sales with an average strike price of $0.95. The total pre-tax gain from this activity was $1.0 million.


         At September 30, 1997, the Company recorded sales of 80.4 million pounds of copper, at a provisional average price of $0.97 per pound. These sales are subject to final pricing based on average monthly LME copper prices in the fourth quarter of 1997.


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

         On October 8, 1997, the Company offered to exchange its 7.90% Series A-1 Secured Export Notes due 2007, pursuant to an offering registered under the Securities Act of 1933, as amended, for a like amount of its issued and outstanding 7.90% Series A Secured Export Notes due 2007. Terms and conditions of the Series A-1 Secured Export Notes are identical in all material respects to the Series A Notes.

     F.  Commitments and Contingencies:

         Litigation

         In April 1996, Southern Peru Limited, a wholly owned subsidiary of the Company, was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to Southern Peru Limited. The Superior Court remanded the case for a new trial. There is also pending against Southern Peru Limited a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. The plaintiffs have appealed to the Superior Court of Lima.

     G.  Summarized Financial Information of Significant Subsidiary:

         Southern Peru Limited: Southern Peru Limited is a wholly owned subsidiary of Southern Peru Copper Corporation. Southern Peru Limited holds all the operating assets and liabilities of the Company.

                                                                     Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                    1997           1996           1997          1996
                                                                    ----           ----           ----          ----
                                                                                      (in millions)
           Earnings:
           Net sales                                               $202.3         $180.5         $643.3        $550.1
           Operating income                                          51.0           54.1          200.3         190.3
           Net earnings                                              39.8           37.9          155.3         132.2

           Cash Flow:
           Operating activities                                    $ 90.7         $ 55.3         $235.6        $136.6
           Investing activities                                    (142.5)         (43.3)        (369.8)        (52.7)
           Financing activities                                     (77.0)         (32.4)          41.2         (86.8)

                                                                          September 30,              December 31,
                                                                              1997                      1996
                                                                                      (in millions)
          Balance Sheet:
          Current assets                                                      $666.8                    $403.1
          Noncurrent assets                                                    917.3                     876.7
          Current liabilities                                                  121.4                     105.3
          Noncurrent liabilities                                               354.2                     137.1
          Minority interest                                                     20.1                      22.4
          Stockholders' equity                                               1,088.5                   1,015.0

     H.  Impact of New  Accounting  Standards:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). The Statement will require the Company to present both basic and diluted EPS amounts for income from continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The Statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

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

                                 Part I Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net earnings of $39.8 million, or $0.50 per share, for the third quarter ended September 30, 1997 compared with net earnings of $37.9 million, or $0.47 per share, for the third quarter of 1996. For the nine month period ended September 30, 1997, the Company reported net income of $155.3 million or $1.94 per share, compared with net income of $132.2 million or $1.65 per share in the comparable 1996 period.

The Company's earnings increased in the third quarter 1997 compared with the comparable 1996 period. Higher copper prices and a reduction in the Company's effective tax rate, were primarily responsible for the increase in earnings. The effect of higher copper price was partially offset by adjustments to provisionally priced sales during the quarter. Sales are provisionally priced when shipped and adjustments to the actual prices realized are reflected in earnings approximately two months later. In comparison to sales at the monthly average prices, these adjustments reduced net earnings by $8.1 million. In addition, 1996 third quarter earnings included a pre-tax gain of $4.4 million on the sales and exercise of copper put options.

Net earnings for the nine months ended September 30, 1997 increased $23.1 million, over the same period in 1996, primarily as a result of the reduction in the Company's effective tax rate due to the reinvestment tax incentive allowed in Peru and higher copper prices.

Copper mine production in the third quarter of 1997 was 168.4 million pounds compared to 169.9 million pounds in the third quarter of 1996. For the first nine months of 1997 mined copper production was 503 million pounds compared with
504.6 million pounds in the first nine months of 1996. The modest decline in copper production for the third quarter and nine months of 1997 are the result of lower ore grades at the Company's Toquepala and Cuajone mines. Most of the effect of the lower ore grades was offset by higher throughput and better recoveries.

In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, are expected to be realized. The estimated net earnings impact of the reduction in the Company's effective tax rate, as a result of the reinvestment allowance, for the third quarter of 1997 is approximately $2.9 million and $10.6 million for the nine months ended September 30, 1997. Pursuant to the reinvestment allowance the Company will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

In the second quarter the Company placed $150 million of Secured Export Notes. In addition, a $50 million bond offering was sold in the Peruvian market. At September 30, the Company had $394 million of cash and marketable securities and an undrawn committed bank facility of $600 million. These funds are sufficient to assure the financing of the Company's $1 billion expansion program which is proceeding on schedule. Construction contracts for the Cuajone mine expansion have been awarded and site construction commenced in July. Engineering work on the Ilo smelter expansion is also underway.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the nine months ended September 30, 1997 the inflation and devaluation rates were 5.15% and 1.96%, respectively.

Net Sales: Net sales in the third quarter of 1997 were $202.3 million, compared with $180.5 million in the third quarter of 1996. Net sales for the nine months ended September 30, 1997 were $643.3 million compared with $550.1 million for the comparable 1996 period. The $21.8 million increase in net sales in the third quarter of 1997 is primarily attributable to higher sales volume and higher copper prices. The effect of higher copper prices was partially offset by adjustments of $12.9 million to provisionally priced sales during the quarter. In addition, 1996 third quarter sales included a gain of $5.2 million on the sales and exercise of copper put options. The increase in sales in the nine month period ended September 30, 1997 as compared with the comparable prior year period reflects increased sales volume and copper price, and adjustments to provisionally priced sales in 1996.

At September 30, 1997, the Company has recorded sales of 80.4 million pounds of copper, at a provisional average price of $0.97 per pound. These sales are subject to final pricing based on average monthly LME copper prices in the fourth quarter of 1997.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange ("LME"), the New York Commodity Exchange ("COMEX") or published in "Metals Week" for dealer oxide prices for molybdenum products.

                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
Price/Volume Data                                    1997           1996            1997           1996
-----------------                                    ----           ----            ----           ----
Average Metal Prices
  Copper (per pound-LME)                             $1.03          $0.90           $1.09          $1.06
  Molybdenum (per pound-
     Metals Week Dealer Oxide)                       $4.27          $3.29           $4.35          $3.47
  Silver (per ounce-COMEX)                           $4.51          $5.04           $4.75          $5.29

Sales Volume (in thousands)
  Copper (pounds)                                  199,600        188,600         555,600        519,400
  Molybdenum (pounds)(1)                             1,924          2,152           6,412          5,956
  Silver (ounces)                                      818            818           2,313          2,363

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

Earnings for the first nine months included a pre-tax gain of $5.6 million and $4.1 million in 1997 and 1996, respectively, from the Company's price protection program. There were no pre-tax gains or losses from price protection in the third quarter of 1997 compared with a pre-tax gain of $4.4 in the third quarter of 1996.

               Copper Price Protection Held at September 30, 1997
                     (in millions, except per lb. amounts)

                                                                                                           Percent of
                                                        Strike Price             Unamortized               Estimated
            Pounds                  Period                Per Pound                 Cost                   Production
            ------                  ------                ---------                 ----                   ----------
             94.1                 10/97-12/97               $0.95                   $1.4                       54%
             44.0                 01/98-03/98               $0.95                    0.6                       28%
                                                                                    ----
                                                                                    $2.0

In October 1997 and the first week of November 1997, the Company sold copper put options covering 21.5 million pounds of fourth quarter 1997 copper sales with an average strike price of $0.95. The total pre-tax gain from this activity was $1.0 million.

Operating Costs and Expenses: Operating costs and expenses were $151.4 million in the third quarter of 1997 compared with $126.4 million for the same period in 1996. For the nine month period ended September 30, 1997 operating costs were $443.0 million as compared with $359.8 million in the comparable 1996 period.

Cost of sales for the three month and nine month period ended September 30, 1997 was $122.0 million and $350.3 million, respectively, compared with $99.9 million and $276.7 million in the comparable 1996 periods. The increase is primarily attributable to greater sales of copper produced from purchased concentrates, higher power costs and increased mine stripping at the Toquepala mine. In the second quarter of 1997 the Company sold its power plant to an independent power company in order to avoid substantial capital improvements to meet the power needs of expanded operations, and as a consequence power costs have increased.

Depreciation expense for the three and nine month periods ended September 30, 1997 was $12.3 million and $35.4 million, respectively, compared with $10.6 million and $31.3 million in the comparable 1996 periods. The higher 1997 depreciation reflects additions to property, including the refinery expansion program completed in the late 1996, and the addition of haulage trucks and other mobile equipment.

Non-operating Items: Interest income for the three month and nine month periods ended September 30, 1997 was $7.0 million and $14.7 million, respectively, compared to $4.0 million and $15.1 million in the comparable 1996 periods. The increase in the third quarter of 1997 reflects the higher amount of invested funds as a result of the new debt issues in the second quarter of 1997.

Interest expense for the three month and nine month periods ended September 30, 1997 was $7.2 million and $14.5 million, respectively, compared to $3.2 million and $9.6 million in the comparable 1996 periods. The increase of $4.0 million in interest expense in the third quarter of 1997 reflects the increase in borrowings.

Taxes on Income: Taxes on income for the three and nine month periods ended September 30, 1997 were $13.0 million and $48.6 million, respectively, as compared with $19.1 million and $67.2 million for the respective periods in 1996. The decrease was principally due to a reduction in the Company's effective tax rate as a result of the reinvestment allowance in Peru.

Minority Interest of Labor Shares: The income statement provision for minority interest of labor shares during the third quarter represents an accrual of approximately 2.3% in 1997 and 3.0% in 1996, of the after-tax earnings, as determined under Peruvian GAAP, of the Peruvian Branch of Southern Peru Limited, which comprises substantially all of the operations of the Company in Peru. The Labor Share percentage participation in earnings decreased due to the purchase of labor shares by the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities for the three month and nine month period ended September 30, 1997 was $90.7 million and $235.6 million, respectively, compared with $55.3 million and $136.6 million in the comparable 1996 periods. The increase in the third quarter was primarily a result of increased earnings and depreciation and a decrease in net operating assets. The major component of the decrease in operating assets was a reduction in trade receivable as the copper price decreased from $1.17 per pound at June 30, 1997 to $0.97 per pound at September 30, 1997. The increase in the nine month period was primarily a result of lower payments for prior year's Peruvian income taxes and workers' participation and higher net earnings.

Cash Flows - Investing Activities: Investing activities used cash of $142.5 million for the third quarter of 1997 compared with $43.3 million for the third quarter of 1996. The 1997 period included purchases of held-to-maturity investments of $102.8 million consisting of bank time deposits with maturities ranging from three months to one year and capital expenditures of $44.4 million compared with $42.3 million in the third quarter of 1996.

Cash used for investing activities was $369.8 million for the nine month period ended September 30, 1997 compared with $52.7 million in the corresponding 1996 period. Investing activities for the nine month period ending September 30, 1997 included the purchase of $311.6 million held-to-maturity securities and capital expenditures of $105.8 million primarily related to the expansion program. Partially offsetting the cash used for investing activities were proceeds from the sale of investments and property of $46.5 million. Investing activities for the nine month period ended September 30, 1996, included capital expenditures of $94.2 million and proceeds from held-to-maturity investments of $42.5 million.

Cash Flows - Financing Activities: Financing activities in the third quarter of 1997 included dividend payments of $29.7 million as compared with $22.5 million in the comparable 1996 period. For the nine months ended September 30, 1997 and 1996, dividends paid were $81.8 million and $98.7 million, respectively. In July, the Company prepaid the remaining $40 million balance of a variable rate loan from Mitsui & Co. Ltd.

Cash provided from financing activities was $41.2 million for the nine month period ended September 30, 1997, compared with cash used of $86.8 million in the comparable 1996 period. The 1997 period includes proceeds of $200 million from the sale of $150 million of Secured Export Notes and $50 million bonds. The 1996 period included $47 million of new borrowings. Repayment of borrowings in the nine month 1997 and 1996 periods were $51.8 million and $14.3 million, respectively.

Liquidity and Capital Resources: At September 30, 1997, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 18.7%, compared with 9.3% at December 31, 1996. Debt at September 30, 1997 was $254.7 million, compared with $106.6 million at the end of 1996.

In April 1997, the Company entered into a $600 million seven-year loan facility with a group of international financial institutions. The facility consists of a $400 million term loan and a $200 million revolving credit line. The term loan bears an interest rate of LIBOR plus 1.75%.

In May, the Company privately placed $150 million of Secured Export Notes in the United States and offshore. These notes which have an average maturity of seven years and a final maturity in 2007 were priced at par with a coupon rate of 7.9%. In addition, in June the Company sold $50 million of 8.25% bonds due June 2004 to investors in Peru.

On October 8, 1997, the Company offered to exchange its 7.90% Series A-1 Secured Export Notes due 2007, pursuant to an offering registered under the Securities Act of 1933, as amended, for a like amount of its issued and outstanding 7.90% Series A Secured Export Notes due 2007. Terms and conditions of the Series A-1 Secured Export Notes are identical in all material respects to the Series A Notes.

At September 30, 1997, the Company had $394 million of cash and marketable securities and an undrawn committed bank facility of $600 million. These funds will provide the Company with sufficient resources for its $1 billion expansion program.

In the third quarter of 1997, the Company paid a dividend to shareholders of $29.7 million or $0.37 per share. On October 28, 1997, the Company declared a quarterly dividend on the common stock of $0.24 per share payable December 5, 1997 to stockholders of record at the close of business on November 19, 1997.

Dividends by the Company are limited by covenants under the Company's financing agreements. Certain of these dividend restrictions directly apply to Southern Peru Limited, a wholly owned subsidiary of the Company, as the issuer of the debt, however, they also apply to SPCC in consolidation or as the guarantor. The most restrictive of these covenants limits the payment of dividends by SPCC to 50% of consolidated net income.

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

Engineering for the second stage of the program, the expansion and modernization of the Ilo smelter, began in 1997. Following completion of preliminary engineering, SPCC plans to modernize and increase the capacity of its existing copper smelter at Ilo. The expected cost of the second stage, based on the Company's preliminary engineering studies, is approximately $787 million and is expected to be completed in 2003.

A future opportunity for a third stage of the expansion and modernization plan, consisting of a second expansion at Cuajone and further expansion of the Ilo smelter capacity, will be evaluated at a later date and will depend on the availability of financing and other conditions at the time. A decision to proceed on this stage of the project is not expected before 2000. The Company anticipates that the projects will be funded from a combination of existing cash, internally generated funds and external financing.

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

Impact of New Accounting Standards: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). The Statement will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The Statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

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

COOPERS & LYBRAND L.L.P.



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of September 30, 1997 and the condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




                                                Coopers & Lybrand L.L.P.


New York, New York
October 17, 1997

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. With respect to the lawsuit filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of the Peruvian Branch of Southern Peru Limited plus dividends, reported on Form 10-Q for the first and second quarters of 1997 and on Form 10-K for 1996, in October 1997 the Superior Court of Lima nullified a decision by a court of first instance, which had been adverse to Southern Peru Limited. The Superior Court remanded the case for a new trial. With respect to a similar lawsuit by up to 127 additional former employees, reported on Form 10-Q for the first and second quarters of 1997 and on Form 10-K for 1996, in the third quarter of 1997, the court of first instance dismissed their complaint. The plaintiffs have appealed to the Superior Court of Lima.

2. With respect to the lawsuit filed by the Mayor of Tacna, Peru, in 1993 against Southern Peru Limited, seeking $100 million in damages from alleged harmful deposition of tailings, slag, and smelter emissions, reported on Form 10-Q for the first and second quarters of 1997 and on Form 10-K for 1996 and prior years, in the third quarter of 1997 the Supreme Court of Peru affirmed the dismissal of the case by the Superior Court of Tacna.

Item 6(a) - Exhibits on Form 10Q


                                 EXHIBIT INDEX

Exhibit

   11          Statement re Computation of Earnings per Share


Exhibit 11        Statement re Computation of Earnings per Share


This calculation is submitted in accordance with Regulation S-K item 601(b)(11).

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                     Three Months Ended          Nine Months Ended
                                                                                        September 30,              September 30,
                                                                                     1997          1996          1997         1996
                                                                                     ----          ----          ----         ----
Net earnings applicable to common stock                                             $39,839       $37,880     $155,255     $132,217
                                                                                    =======       =======     ========     ========


Weighted average number of common shares outstanding                                 80,203        80,184       80,198       80,198
Shares issuable from assumed exercise of Stock Options                                   22             -           22            -
                                                                                   --------       -------      -------      -------
Weighted average number of common shares outstanding,
  as adjusted                                                                        80,225        80,184       80,220       80,198
                                                                                   ========       =======      =======      =======


Fully diluted earnings per share:

Net earnings applicable to common stock                                             $  0.50       $  0.47      $  1.94       $ 1.65
                                                                                   ========      ========     ========      =======

Primary earnings per share:

Net earnings applicable to common stock                                             $  0.50       $  0.47      $  1.94       $ 1.65
                                                                                   ========      ========     ========      =======


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOUTHERN PERU COPPER CORPORATION
                                             (Registrant)




Date:   November 13, 1997                 /s/ Ronald J. O'Keefe
                                          ---------------------
                                          Ronald J. O'Keefe
                                          Executive Vice President and
                                          Chief Financial Officer



Date:   November 13, 1997                 /s/ Brendan M. O'Grady
                                          ----------------------
                                          Brendan M. O'Grady
                                          Comptroller

                                                                    Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 17, 1997 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 and included in this Form 10-Q for the quarter ended September 30, 1997 is incorporated by reference in the Company's Registration Statement on Form S-8 (File No. 33-32736). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                Coopers & Lybrand L.L.P.




New York, New York
November 13, 1997