Form 10-K405
period 1997-12-31
SOUTHERN PERU COPPER CORP/
filed 1998-03-23
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 1997 FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended December 31, 1997 Commission File Number: 1-14066

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

                                                     Name of each exchange
              Title of each class                     on which registered
         Common Stock, par value $0.01 per share     New York Stock Exchange
                                                      Lima Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of February 27, 1998, there were of record 13,981,972 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by nonaffiliates was approximately $184 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
Part III: Proxy statement in connection with the Annual Meeting to be held on April 30, 1998.
Part IV:    Exhibit index is on page B1.

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

In connection with the consummation of the exchange offer, ASARCO Incorporated ("Asarco"), Cerro Trading Company, Inc. ("Cerro") and Phelps Dodge Overseas Capital Corporation ("Phelps Dodge" and, together with Asarco and Cerro, the "Class A Common Stockholders") exchanged their common shares in SP Limited for Class A common stock, par value $0.01 per share (the "Class A Common Stock"), of the Company. At December 31, 1997 the stockholders in the Company were Asarco (54.1%), Cerro (14.2%), Phelps Dodge (14.0%) and common stockholders (17.7%).

Reference is made to the following Financial Statement Footnote included in this report: Net Sales in Note 5.

COPPER BUSINESS

The copper operations of the Company involve the mining, milling and flotation of copper ore to produce copper concentrates, the smelting of copper concentrates to produce blister copper and the refining of blister copper to produce copper cathode.

A2

The Company also produces refined copper using solvent extraction/electrowinning ("SX/EW") technology. Silver, molybdenum and small amounts of other metals are contained in copper ore as by-products. Silver sold is recovered in the refining process or as an element of blister copper. Molybdenum is recovered from copper concentrate in a molybdenum by-product plant. The Company has not reported information by industry segments because substantially all of its revenues are generated from its copper production.


REVIEW OF OPERATIONS

SPCC, through its wholly-owned subsidiary, Southern Peru Limited, operates the Toquepala and Cuajone mines, high in the Andes, approximately 400 miles southeast of Lima. It also operates a smelter and refinery west of the mines at the Pacific coast town of Ilo, Peru. SPCC is the largest mining company in Peru and one of the 10 largest private-sector copper mining companies in the world. Shareholders of SPCC are ASARCO Incorporated (54.1%), a subsidiary of the Marmon Corporation (14.2%), Phelps Dodge Overseas Capital Corporation (14.0%) and common shareholders (17.7%).


OVERVIEW

SPCC maintained high mining, smelting and refining production levels in 1997, despite difficult operating conditions caused by the "El Nino" weather phenomenon. Significant productivity increases offset marginally lower mine ore grades. Efficient equipment recently acquired and continued good labor relations permitted the optimization of equipment, operations and maintenance programs. The $1 billion program for the expansion of the Cuajone mine and the modernization of the Ilo smelter should further improve productivity, reduce operating costs and increase copper production. The program also will significantly reduce the impact of the operations on the environment and provide improved working conditions.


MINING OPERATIONS

Total 1997 copper production increased 1% over 1996, to 685.5 million pounds, including 98.2 million pounds of refined copper cathodes produced at the SX/EW plant. Production of copper in concentrate rose to 587.4 million pounds compared with 584.9 million pounds the prior year. Toquepala produced 246.8 million pounds and Cuajone produced 340.6 million pounds of copper contained in concentrates in 1997. Extremely heavy rainfall in March disrupted mine, concentrator and SX/EW operations and destroyed the railroad bridge connecting the smelter to the port and the mines. Construction of a temporary rail crossing and the rapid repair of other infrastructure damaged by the rains mitigated the impact on copper production. A new, permanent railroad bridge was constructed by year-end.

New, larger equipment was added at both mines in 1997 and older, less efficient equipment was retired. Seven new 240-ton-capacity trucks were added at Cuajone and eight were added at Toquepala. A new, large-capacity drill was added at each mine. Automated process controls and additional large flotation cells were installed at both the Cuajone and Toquepala concentrators, resulting in a savings in power costs and improved operating efficiencies. As a result, the concentrator at Cuajone had record throughput of 21.7 million tons of ore and produced a record 624,900 tons of concentrate. The Toquepala concentrator milled
19.0 million tons of ore, also a record. Together, the two mines produced 3.1 million ounces of silver and 9.4 million pounds of molybdenum as by-product.

A3

SX/EW OPERATIONS

The SX/EW facility produces refined copper from solutions obtained from leaching low-grade ore stored at the Toquepala and Cuajone mines. The plant, in its second full year of operation, produced 98.2 million pounds of copper, exceeding 1996 production of 93.2 million pounds, at a cash cost below 40 cents per pound.


ORE RESERVES

SPCC continues to evaluate the substantial additional mineralized material identified in 1996. At year-end 1997, proven and probable reserves totaled 1,422 million tons with an average copper grade of 0.64% at Cuajone and 313 million tons with an average copper grade of 0.83% at Toquepala. An additional 170 million tons of mineralized material at an average copper grade of 0.56% at Cuajone and 200 million tons at an average copper grade of 0.67% at Toquepala is still being evaluated. In addition, the Company has 680 million tons of leachable, low-grade ore that can be processed economically by the SX/EW operation.


SMELTING AND REFINING OPERATIONS

SPCC's total refined copper production, including the 98.2 million pounds from the SX/EW plant, increased to 611.5 million pounds in 1997 from 532.8 million pounds in 1996. Refined production from the Ilo refinery reached a record 513.3 million pounds in 1997. The refinery, purchased from the Peruvian government in 1994 for $65 million, was built in the 1970s by a government-owned entity to treat the output of SPCC's smelter. The purchase of the refinery made SPCC an integrated copper producer and lowered the Company's cash cost of producing copper. Subsequent to the acquisition, the Company spent $20 million to modernize the refinery. The most significant improvement was to the tankhouse where installation of acid-resistant polymer cells and a new rectifier increased capacity by more than 20% to 520 million pounds of copper cathode per year. The Company's Ilo smelter continues to provide all the feed for the refinery. Since the smelter's capacity exceeds that of the refinery, the Company sells blister copper produced at the smelter to other refineries around the world. Smelter operations continued to benefit from operation of the Modified El Teniente Converter (CMT), installed in late 1995.

Smelting operations were hampered throughout the year by weather events which caused severe flooding and disrupted the concentrate supply to the smelter and blister shipments from the smelter. Changes in the prevailing winds also caused additional smelter curtailments to control emissions. Despite these events, production of blister copper was 639 million pounds, exceeding the 634 million pounds of blister produced in 1996.


EXPANSION AND MODERNIZATION PROGRAM

To capitalize on its large ore reserve position, SPCC has begun a $1 billion program that will increase annual mined copper production and modernize the smelter. Work continued throughout the year on the first two stages of the program. Construction of the first stage, which consists of a 130-million-pound-per-year expansion of the Cuajone mine, will be completed in early 1999 at an estimated cost of $245 million.

A4

The $787 million second stage of the program involves the modernization and expansion of the Ilo smelter. The project will increase capacity to 1.25 million tons of concentrate to match the expanded mine output. Basic engineering work for the flash furnace and related facilities is well advanced, including specifications for long-lead-time equipment. A final decision on the schedule will be made in 1998. When the modernization and expansion are completed, the Ilo plant will be one of the world's largest modern smelters, with full environmental controls.

A possible third stage project, estimated to cost $750 million, would involve a further 50% expansion of the Cuajone mine and a further expansion of the Ilo smelter.

The initial expansion at Cuajone will increase SPCC's annual mine production by 130 million pounds of copper. The existing concentrator is being expanded by increasing secondary and tertiary crushing capacity, and expanding the grinding and flotation circuits. Mining operations are being increased by the addition of eleven 240-ton capacity haul trucks, one new 56 cubic-yard capacity shovel, and drilling and auxiliary equipment. Three of the new haul trucks were put in service in 1997. Engineering and materials procurement for the concentrator expansion are nearly complete and field construction is underway. The Cuajone expansion project is expected to be completed in early 1999.

The second stage of the expansion program, modernization and expansion of the Ilo smelter, will be completed over the period 1998 to 2003. In 1998, construction of a new acid plant, designed to increase the capture of sulfur emissions, will be completed. By 2001, a flash smelting furnace will be installed to replace the two existing reverberatory furnaces. A double-contact, double-absorption acid plant, concentrate drying and material handling systems, an oxygen plant, a new flux crushing facilities, and other ancillary equipment will also be installed. A decision will be made in 1999 on whether to upgrade the existing Peirce-Smith copper converting technology, or to construct a new flash converting facility. Completion of the modernized converter operations is expected by the end of 2003. The existing furnaces and converters will continue to be available until the new plant is operating reliably at design rates.

Installation of a new 40 megawatt, diesel-fired turbine generator was completed at Ilo in 1997 and is now operated by Enersur S.A., a subsidiary of Tractebel S.A., a Belgian-based power company. SPCC also sold to Enersur its existing power plant located at Ilo and entered into a 20-year, power-purchase agreement with Enersur. As part of the agreement, Enersur is committed to supplying power for SPCC's expansion and modernization program. Installation by Enersur of another 40 megawatt turbine is now in progress.


EXPLORATION

SPCC has an active exploration program and the Company currently has rights to conduct exploration on 320,000 hectares in Peru. One advanced project, Tantahuatay, is focused on the possible heap leaching of gold and on the development of a large-tonnage, disseminated copper-gold deposit. SPCC holds a 44.2% interest in Tantahuatay and is the project manager. Pre-feasibility studies are being conducted.

Several other copper and gold projects, wholly-owned by the Company, are scheduled to be drilled in 1998. These properties include several located near SPCC's current operations.

A5

ENVIRONMENT

The Company is installing new facilities and implementing new operating procedures to further reduce the impact of its operations on the environment. The sulfuric acid plant completed in 1995 captures 60% of the CMT off-gases, or 18% of the smelter's total emissions. Part of the acid produced is used by the Company to leach ore at its SX/EW operation while the balance is sold in regional markets. The plant produced 206,000 tons of acid in 1997. As part of the Environmental Compliance and Management Program (PAMA), submitted to and approved by the Peruvian government, a $35 million expansion of this acid plant is scheduled for completion in 1998. Annual acid production is projected to increase to 330,000 tons as a result of this expansion. When complete, the expanded acid plant will capture all the off-gases from the CMT, or 30% of the smelter's total emissions. The Company also employs a Supplemental Control Program which decreases sulfur dioxide emissions during periods of adverse weather by curtailing production. This program has been effective in improving air quality in the Ilo area.

With the completion of a starter dam and the successful implementation of cycloned tailings dam construction methods at Quebrada Honda, tailings that formerly were discharged into the ocean are now deposited on land at a location near the mines. The ocean bay into which tailings were previously discharged is being reclaimed to provide a wetlands habitat for marine life and migratory birds.

These and other environmental projects have been effective in reducing the impact of the Company's operations on the environment. The modernization project now underway at the smelter will produce a further major improvement.


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

During 1997, 1996, and 1995, substantially all of the Company's copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in Latin America. A substantial portion of SPCC's copper sales is made under annual contracts to industrial users. Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result there is little seasonality in SPCC sales volumes.

                                BACKLOG OF ORDERS

Substantially all of the Company's metal production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or in spot sales. Final sales values are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the month following the actual or contractual month of shipment or delivery according to the terms of the contract.

A6

                             COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample. The Company's products compete with other materials, including aluminum and plastics.

                                    EMPLOYEES

At December 31, 1997 the Company employed approximately 4,800 persons, about two-thirds of whom were covered by labor agreements with nine labor unions. There were no labor strikes in 1997.

                       ENERGY MATTERS AND WATER RESOURCES

Electric power for the Company's operating facilities is generated by a thermal electric plant owned and operated by Enersur S.A. and located adjacent to the Ilo smelter. Power generation capacity is currently 150 megawatts. In addition, the Company has 30 megawatts of power generation capacity from waste heat boilers in the smelter and two small hydro-generating installations at Cuajone. Power is distributed over a 139-mile, closed loop transmission circuit.

In 1997, the Company sold its Ilo power plant to Enersur S.A. and entered into a 20-year power purchase agreement. The power purchase agreement contains provisions obligating Enersur S.A. to construct additional capacity upon notice to meet the Company's increased electricity requirements from the planned expansion and modernization. The parties also entered into an agreement for the sharing of certain services between the power plant and the Company's smelter at Ilo. Under this agreement, the Company's cost of power will increase somewhat from its current level, while the Company will benefit by avoiding significant capital expenditures that would be required to meet the needs of the expanded operations.

SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from Lake Suches.

                              ENVIRONMENTAL MATTERS

The Company anticipates spending $32.2 million for environmental control capital expenditures in 1998. Capital expenditures in connection with environmental projects were approximately $43.8 million in 1997, $24.6 million in 1996, and $54.6 million in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operation Environmental Matters" which is herein incorporated by reference.

                                   CONCESSIONS

The Company has concessions from the Peruvian government for its exploration, exploitation, extraction and/or production operations (collectively, the "Concessions"). The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $2 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 1997 were approximately $220,000.

A7

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

Item 2.  Properties


                                   FACILITIES

The Company's principal executive offices are located at 180 Maiden Lane, New York, New York 10038 and Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru. At December 31, 1997, the Company, through SP Limited and the Branch, has 100% interests in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government. See Item 1 "Business--Concessions". The Company owns, through SP Limited and the Branch, its offices in Lima. Its offices in New York are located in space leased to it by Asarco. Its offices in Miami are leased by the Company. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

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

The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities at Ilo and a port which are located approximately 122 rail miles from the two mines sites, which are at elevations ranging from 3,220 to 3,330 meters. In addition, the Company provides housing, hospitals and schools for employees and their families.

A8

METAL PRODUCTION STATISTICS


 Production Statistics
                                                     1997             1996             1995            1994             1993
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
 Copper Production


 MINES (contained copper in thousands of pounds)
 Toquepala                                          246,818          252,928         256,128          223,594          230,094
 Cuajone                                            340,551          332,014         290,982          312,074          300,820
 SX/EW                                               98,153           93,170          10,012                -                -
-------------------------------------------------------------------------------------------------------------------------------
    Total Mines                                     685,522          678,112         557,122          535,668          530,914
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

 SMELTER (contained copper in thousands of pounds)
 From SPCC concentrates                             575,061          589,994         537,522          536,864          530,092
 From purchased concentrates                         63,679           43,614          96,934          107,342           95,498
-------------------------------------------------------------------------------------------------------------------------------
    Total Smelter                                   638,740          633,608         634,456          644,206          625,590

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

 REFINERIES (thousands of pounds of copper)
 Ilo (a)                                            513,315          439,600         432,414          421,342          396,750
 SX/EW                                               98,153           93,170          10,012                -                -
-------------------------------------------------------------------------------------------------------------------------------
    Total Refineries                                611,468          532,770         442,426          421,342          396,750
-------------------------------------------------------------------------------------------------------------------------------

 COPPER SALES (thousands of pounds)
 Refined                                            514,320          439,400         436,638          424,776          400,894
 In blister                                         110,412          162,418         200,592          228,346          212,446

 In concentrates                                     19,955                -               -                -                -
 SX/EW                                               99,297           92,472           9,374                -                -
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
   Total sales of Copper                            743,984          694,290         646,604          653,122          613,340
-------------------------------------------------------------------------------------------------------------------------------

 LME average price (cents
    per pound)                                        103.3            104.1           133.2            104.7             86.8



  ound lb.)
 Molybdenum

  (thousands of pounds contained in concentrate)
 MINES
 Toquepala                                            6,066            4,483           3,674            3,058            2,570
 Cuajone                                              3,329            4,257           4,334            3,062            3,742
-------------------------------------------------------------------------------------------------------------------------------
    Total produced                                    9,395            8,740           8,008            6,120            6,312
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
 Sale of molybdenum
    in concentrate                                    9,398            8,813           8,402            5,698            6,804
-------------------------------------------------------------------------------------------------------------------------------

 Metals Week Dealer
    Oxide mean price ($/lb.)                         $ 4.30           $ 3.78          $ 7.90           $ 4.69            $2.33


A9

 Silver
  (thousands of ounces)
-------------------------------------------------------------------------------------------------------------------------------
 SMELTER (in blister)
 Ilo - SPCC Concentrates                              3,146            3,097           2,958            2,979            2,813
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
 REFINERY
 Ilo (b)                                              2,462            2,218           2,519            2,131            2,237
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

 SALES OF SILVER
 Refined (b)                                          2,397            2,282           2,597            1,947            2,212
 In blister                                             576              828           1,164            1,237            1,135
 In concentrates                                        113                -               -                -                -
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
    Total sales of Silver                             3,086            3,110           3,761            3,184            3,347
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

 COMEX average price ($/oz.)                         $ 4.88           $ 5.18          $ 5.18           $ 5.28           $ 4.30

-------------------------------------------------------------------------------------------------------------------------------

(a) The Ilo refinery was purchased by the Company in May 1994. The data prior to the acquisition reflects cathode production for SPCC on a toll basis.

(b) Prior to the acquisition of the refinery, silver contained in blister was sold by SPCC. The refinery production reflects the total silver production by the refinery before and after its acquisition by SPCC. The "Sales of Silver Refined" amount reflects the silver sold to the refinery by SPCC prior to the acquisition and the refined silver sold by the Company after the acquisition

A10

         METAL PRODUCTION STATISTICS

COPPER RESERVES

                                          Mineral           Average
                                          Reserves           Copper                         Metal Production
                                           (000s            Content                         Contained Metal
                                           Tons)              (%)                            (000s Pounds)
                                                                          -----------------------------------------------------

                                            12/31/97          12/31/97           1997              1996              1995
                                            --------          --------           ----              ----              ----
Toquepala           Sulfide                  313,100           0.83            246,800           252,900            256,100
                    Leachable                664,900           0.19             87,900            88,600              9,900

Cuajone             Sulfide                1,422,300           0.64            340,600           332,000            291,000
                    Leachable                 15,000           0.95             10,300             4,600                100

The Company has ongoing exploration programs in Peru. Results of drilling at Toquepala and Cuajone have identified mineralized material consisting of 200 million tons grading 0.67% copper at Toquepala and 170 million tons grading 0.56% at Cuajone. This mineralized material will not qualify as proven and probable reserves until such time as a final and comprehensive economic and technical feasibility study has been completed demonstrating that such additional material can be economically mined.

The Company calculates its ore reserves by methods generally applied within the mining industry and in accordance with the regulations of the Securities and Exchange Commission. All mineral reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed by the extraction of their mineral content.

The following ore production information is provided:

                                    1997                          1996                           1995
                         Ore Milled      Avg. Mill     Ore Milled      Avg. Mill      Ore Milled      Avg. Mill
                         (000s Tons)     Recovery      (000s Tons)   Recovery Rate    (000s Tons)     Recovery
                                         Rate (%)                         (%)                         Rate (%)
                        -------------- -------------- -------------- --------------- -------------- --------------
                        -------------- -------------- -------------- --------------- -------------- ---------------
Toquepala                    18,998         87.90%         18,609          84.20%         16,937          89.03%

Cuajone                      21,719         87.00%         21,249          81.71%         21,378          84.27%


The following productive capacity is provided:

                                         Defined Capacity (a)
Ilo Smelter                                  320,000 tons
Ilo Refinery                                 260,000 tons
Toquepala - SX/EW                             40,000 tons

(a) SPCC's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.

A11

Item 3.  Legal Proceedings

Reference is made to the information under the caption "Litigation" in Financial Statement Footnote 17 "Commitments and Contingencies" on page A45 incorporated herein by reference.



Item 4.  Submission of Matters to a Vote of Security Holders

None.

A12

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 28, 1998, and their positions.

         Name                        Age             Position
Richard de J. Osborne                63  Chairman of the Board and Director
Charles G. Preble                    65  President, Chief Executive Officer and Director
Charles B. Smith                     59  Executive Vice President and Chief Operating Officer
Ronald J. O'Keefe                    55  Executive Vice President and Chief Financial Officer
Kevin R. Morano                      44  Vice President and Director
Winston Cundiff, III                 51  Vice President (Human Resources, Peru)
Hans A. Flury                        46  Vice President (Legal, Peru)
Guillermo D. Payet                   59  Vice President (Finance, Peru)
Eduardo Santistevan                  56  Vice President (Logistics, Peru)
Frank R. Tweddle                     38  Vice President (Commercial, Peru)
David J. Thomas                      53  Vice President (Operations, Peru)
Augustus B. Kinsolving               58  Secretary, General Counsel and Director
Brendan M. O'Grady                   53  Comptroller
Thomas J. Findley, Jr.               50  Treasurer

Richard de J. Osborne, Chairman of the Board of the Company since February 1996 and a director since 1976. Mr. Osborne has been Chairman of the Board and Chief Executive Officer of Asarco since 1985, its President from 1982 until 1998 and a director since 1976.

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

Kevin R. Morano, Vice President and a director of the Company since 1993. He has been Executive Vice President, Chief Financial Officer and a director of Asarco since 1998, previously its Vice President-Finance and Chief Financial Officer from 1993 until 1998, and general manager of Asarco's Ray Complex from 1991 to 1993.

Winston Cundiff, III, Vice President (Human Resources, Peru) of the Company since September 1996. From 1995 to August 1996 he served as General Director of Human Resources for the Company. From 1991 to 1994, he served as Director, Human Resources Training and Quality for Liquid Air Corporation.

Hans A. Flury, Vice President (Legal, Peru) of the Company since 1989.

Guillermo D. Payet, Vice President (Finance, Peru) of the Company since 1991. Prior to that, he was Vice President, Finance and Logistics (Peru) from 1987 to 1991.

A13

Eduardo Santistevan, Vice President (Logistics, Peru) of the Company since 1991. From 1988 to 1990, he served as General Maintenance Superintendent. He is the brother-in-law of Charles G. Preble.

Frank R. Tweddle, Vice President (Commercial, Peru) elected Vice President on May 1, 1997. From May 1994 to April 1997, he was Assistant Director of Marketing for the Company. From 1988 to April 1994 he was Vice President Trading for Minpeco USA.

David J. Thomas, Vice President (Operations, Peru) of the Company since October 1997. Prior to that he was Director of Project Development for Touchstone Mining (Australia) from June 1996 to September 1997. From September 1993 to May 1996 he was Director of Austpac Gold (Australia). From 1989 to August 1993 he was Vice President of Mellon Bank.

Augustus B. Kinsolving, Secretary, General Counsel and a director of the Company, has been a director since 1989 and Secretary and General Counsel since 1994. He has been a Vice President of Asarco since 1983, its General Counsel since 1986 and served as its Secretary from 1987 to 1995.

Brendan M. O'Grady, Comptroller of the Company since 1992. Previously, he was Assistant Comptroller from 1981 to 1992.

Thomas J. Findley, Jr., Treasurer of the Company since 1996. He has been Managing Director of Corporate Development of Asarco since 1997. Prior to that he was Treasurer of ASARCO since 1992.

A14

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

At December 31, 1997, there were 3,613 holders of record of the Company's Common Stock. SPCC's Common Stock is traded on the New York Stock Exchange (NYSE) and the Lima Stock Exchange (BVL). The SPCC Common Stock symbol is PCU on the NYSE and PCUC1 on the BVL. The Common Stock commenced trading on the NYSE on a when issued basis on January 5, 1996. Regular way trading commenced January 12, 1996. On the BVL, the Common Stock commenced trading on January 5, 1996.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BLV for the periods indicated.

                                            1997                                                    1996
                                            ----                                                    ----

                   --------------------------------------------------------- ------------------------------------------------------
      Quarters            1st        2nd        3rd        4th        Year         1st        2nd        3rd       4th       Year
                   --------------------------------------------------------- ------------------------------------------------------
  Dividend per
     share               $0.30      $0.35      $0.37      $0.24       $1.26       $0.65      $0.30      $0.28     $0.24      $1.47

  Stock market price NYSE:
     High              $17-3/8    $21-1/8    $20-7/8   $18-1/4      $21-1/8         $21        $19        $16   $16-1/4        $21
     Low                   $15   $16-7/8    $17-5/8     $12-3/4     $12-3/4         $15    $15-1/4    $14-3/8   $13-7/8    $13-7/8

  BVL:
     High (a)           $17.35     $21.20     $21.06     $17.99      $21.20      $21.10     $17.99     $15.45    $16.10     $21.10
     Low (a)            $14.85     $16.80     $17.30     $12.58      $12.58      $13.58     $14.34     $13.92    $13.50     $13.50

On February 3, 1998, the Board of Directors of the Company declared a dividend of $0.20 per share payable March 4, 1998 to stockholders of record as of February 19, 1998.

(A)   The Company's common stock is quoted on the BVL in U.S. Dollars.

For a description of limitations on the ability of the Company to make dividend distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 12 to the Consolidated Financial Statements of the Company.

A15

Item 6.  Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

(in millions, except per share and employee data)
                                                                   1997         1996        1995        1994       1993
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings:
----------------------------------
Net sales                                                          $814        $ 753       $ 929       $ 702      $ 547
Operating costs and expenses (1)                                    579          504         562         560        477
Operating income                                                    235          249         367         142         70
Minority interest of labor shares in
   income of Peruvian Branch                                          4            5          44          19         11
Earnings before cumulative effect of
   change in accounting principle                                   186          181         218          91         29
Cumulative effect of change in
   accounting principle                                               -           -            -           -        165(2)
                                                                ------------------------------------------------------------
Net earnings                                                       $186        $ 181       $ 218       $  91      $ 194
                                                                ------------------------------------------------------------

Per Share Amounts (3):
Earnings before cumulative effect of
   the change in accounting principle                             $2.32       $ 2.25      $ 3.31      $ 1.39     $ 0.45
Cumulative effect of change in
   accounting principle                                               -            -           -           -       2.51
                                                                ------------------------------------------------------------
Net earnings                                                      $2.32       $ 2.25      $ 3.31      $ 1.39     $ 2.96
                                                                ------------------------------------------------------------
Dividends paid                                                    $1.26       $ 1.47      $ 1.27      $ 0.33     $ 0.27

Consolidated Balance Sheet:
Total assets                                                     $1,543       $1,280      $1,272      $  969     $  728
Cash and marketable securities                                      331          174         262         136         68
Total debt                                                          248          107          94         118         16
Stockholders' equity                                              1,098        1,015         953         635        565

Consolidated Statement of Cash Flows:
Cash provided from operating activities                            $278        $ 159       $ 330       $ 135       $ 32
Dividends paid                                                      101          118          84          21         18
Capital expenditures                                                184          121         183         182         32
Depreciation and depletion                                           47           42          36          40         35

Capital Stock:
Common shares outstanding                                          14.2         13.6        11.5        55.2       55.2
NYSE Price - high                                               $21-1/8      $    21           -           -          -
           - low                                                $12-3/4      $13-7/8           -           -          -
Class A common shares outstanding                                  65.9         66.6        68.8           -          -
Book value per share                                            $ 13.71      $ 12.66     $ 11.90     $  9.67     $ 8.60
P/E ratio                                                          7.28         7.10           -           -          -

Financial Ratios:
Current assets to current liabilities                               6.6          3.8         2.8         3.0        4.2
Debt as % of capitalization                                       18.2%         9.3%        8.8%       14.2%       2.4%
Debt as % of capitalization, net of
   excess cash (4)                                                    -            -           -        1.7%          -

Employees (at year end)                                           4,829        4,859       5,035       5,407      5,629

Notes to five year selected financial and statistical data

(1) Includes provision for workers' participation of $14.4 million, $18.0 million, $32.2 million, $13.9 million and $8.8 million in the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.
(2) Represents the cumulative effect as of January 1, 1993, of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
(3) Per share amounts are presented after giving retroactive effect to a 100 to 1 stock split declared and made on November 4, 1994. In addition, earnings per share are basic and diluted.
(4)      Available cash exceeded debt at December 31, 1997, 1996, 1995 and 1993.

A17

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The Company's business is affected by the factors outlined below which should be considered in reviewing the financial position, results of operations and cash flows of the Company for the periods described herein.

Inflation and Devaluation of the Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian Soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. The Peruvian economy has significantly improved following the implementation of the government's stabilization and reform plan in 1991. The recent inflation and devaluation rates are as follows:

Years ended December 31,            1997    1996     1995
                                    ----    ----     ----

Peruvian Inflation Rate             6.5%    11.8%   10.2%
Sol/Dollar Devaluation Rate         4.9%    12.1%    6.0%

Peruvian Branch: The consolidated financial statements included herein are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (US GAAP). The Peruvian Branch (the Branch) consists of substantially all the assets and liabilities of Southern Peru Copper Corporation (SPCC) associated with its copper operations in the Republic of Peru. The Branch is registered with the Peruvian government as a branch of a foreign mining company. The results of the Branch are consolidated in the financial statements of the Company.

The Branch maintains its books of account in soles, prepares financial information in accordance with generally accepted accounting principles in Peru (Peruvian GAAP) and reports to the Peruvian government on this basis for purposes of calculating its Peruvian income tax liability as well as the amount payable for workers' participation. Since these amounts are determined on the basis of Peruvian GAAP, they cannot be derived directly from the consolidated financial statements of the Company. Peruvian GAAP requires the inclusion in the financial statements of the Branch of the Resultado por Exposicion a la
Inflacion (Result of Exposure to Inflation), which seeks to account for the effects of inflation by adjusting the value of non-monetary assets and liabilities and equity by a factor corresponding to wholesale price inflation rates during the period covered by the financial statements. Monetary assets and liabilities are not so adjusted.

Expansion and Modernization Project: In September 1996, the Company announced a two-stage project which includes an expansion of the Cuajone mine and an expansion and modernization of the copper smelter at Ilo. Total capital cost for this project is estimated at $1.0 billion, budgeted to be spent over the next six years.

The Cuajone mine expansion is expected to increase annual copper production by 130 million pounds at an estimated capital investment of $245 million. Construction contracts for the expansion have been awarded and site construction commenced in mid-1997. Completion of this stage of the expansion program is expected in early 1999.

A18

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

The Company has planned a third stage of the expansion and modernization program, consisting of a second expansion at Cuajone and further expansion of the Ilo smelter capacity. The Company expects to consider whether to proceed with this third stage in 1999, dependent on the availability of financing and other conditions at the time. The Company expects that the projects will be funded from a combination of existing cash, internally generated funds and external financing.


RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995

SPCC reported 1997 net earnings of $185.7 million, or diluted earnings per share of $2.32, compared with net earnings of $180.5 million, or diluted earnings per share of $2.25 in 1996 and net earnings of $217.8 million, or diluted earnings per share of $3.31 in 1995.

The improvement in net earnings in 1997 compared with 1996 was largely the result of a lower effective income tax rate, offset in part by higher power costs.

In early 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. Pursuant to the reinvestment allowance, the Company receives certain tax incentives in Peru. As a result, U.S. tax credit carryforwards for which no benefit had previously been recorded were utilized. Principally because of the reinvestment program, the Company's effective tax rate is lower in 1997, compared with the prior year, increasing net earnings by approximately $14.7 million.

As a result of the $1 billion expansion program, electric power requirements will increase significantly requiring the construction of substantial additional generating capacity. In the second quarter of 1997, the Company sold its existing power plant to an independent power company for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company will purchase its power needs for the next twenty years. Under the agreement, the cost of power will increase somewhat from its 1996 level, however, the Company will avoid the significant capital expenditures that would be required to meet the needs of expanded operations and its power costs will be favorably affected by benefits available to independent power companies in Peru.

Lower copper prices decreased 1996 net earnings by an estimated $109 million compared with 1995. This decline in earnings due to lower copper prices was somewhat offset by increased production and lower production costs. Sales of copper produced from the Company's mines, including the new solvent extraction-electrowinning (SX/EW) facility increased significantly in 1996 as the operation commenced production in late 1995. In addition, net earnings in 1996 reflect a reduction in the minority interest of labor shares in the Branch. An exchange of labor shares for common shares was completed in the fourth quarter of 1995 and reduced the interest of labor shares from 17.3% to 3.3%. At December 31, 1997, the interest of the labor shares was 2.2% as a result of subsequent open market purchases of labor shares.

A19

Net Sales: Net sales in 1997 were $814.2 million, compared with $753.0 million in 1996 and $928.8 million in 1995. Sales increased in 1997 by $61.1 million, largely as a result of increased copper and molybdenum volume and an increase in the molybdenum price. Copper sales volume was 49.7 million pounds higher in 1997 compared with 1996. Of this increase, 46.4 million pounds were from purchased concentrates and 3.3 million pounds from SPCC's own mines.

While copper sales volume was 47.7 million pounds higher in 1996 than in 1995, net sales decreased by $175.8 million principally due to lower copper prices.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME) and on the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data                   1997      1996        1995
                                    ----      ----        ----

Average Metal Prices
Copper (per pound - LME)            $1.03     $1.04       $1.33
Molybdenum (per pound)              $4.30     $3.78       $7.90
Silver (per ounce - COMEX)          $4.88     $5.18       $5.18

Sales volume (in thousands)
Copper (pounds)                   743,984   694,290     646,604
Molybdenum (pounds)(1)              9,398     8,813       8,402
Silver (ounces)                     3,086     3,110       3,761

(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

Hedging Activities: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Copper: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

Earnings include gains from option sales and exercises of $10.2 million in 1997, $9.9 million in 1996 and losses of $2.1 million in 1995.

At December 31, 1997, the Company held the following copper put options:
(in millions, except per pound amounts)
                                                                              Percent of
                                 Strike Price           Unamortized           Estimated
Pounds             Period        Per Pound              Cost                  Production
------------ ------------------- ---------------------- --------------------- -------------------------------
   44.0          1/98-3/98          $0.95                  $0.6                   27%


A20

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of December 31, 1997 the Company has entered into the following fuel swap agreements:

                                                                                       Percent of
                                                        Quantity         Contract        Estimated Fuel
     Fuel Type                      Period              (Barrels)        Price           Requirements
------------------------------- --------------------- ---------------- -------------- ------------------------
Residual Oil #6:                       1/98-3/98          270,000         $13.21               88%
                                      4/98-12/98          270,000         $13.93               30%

Diesel Fuel #2:                        1/98-3/98           80,500         $20.83               54%
                                      4/98-12/98          120,000         $21.40               27%


Cost of Sales: Cost of sales was $456.5 million in 1997 compared with $389.6 million in 1996. The increase of $66.9 million was principally due to the higher sales volume of copper produced from purchased concentrates and higher power costs. Cost of sales decreased in 1996 by $49.8 million compared to 1995. This reduction was attributable to lower sales of copper produced from purchased concentrates of 61.3 million pounds, and an increase of 109.0 million pounds of mostly low-cost SX/EW copper produced from Company mines.

Other Expenses: Depreciation and depletion expense was $46.7 million in 1997, compared with $41.6 million in 1996 and $36.0 million in 1995. The increase in 1997 reflects depreciation on the refinery expansion program completed in late 1996, and the addition of haul trucks and other mobile equipment. The increase in 1996 reflects a full year of depreciation on the Ilo acid plant and the Toquepala SX/EW plant.

The provision for workers' participation was $14.4 million in 1997 compared to $18.0 million in 1996 and $32.2 million in 1995. The decrease year over year was due to lower pre-tax profits of the Branch. Higher copper prices in 1995 significantly increased earnings used to calculate workers' participation. Peruvian law provides that workers in mining companies participate in 8% of pre-tax profits. Such participations are paid in the following year.

Exploration expense was $7.4 million, $5.1 million and $2.0 million, in 1997, 1996 and 1995, respectively. Acceleration of drilling programs at the Company's exploration properties was responsible for the increase.

Non-Operating Items: Interest income was $20.9 million in 1997 compared with $18.3 million in 1996 and $14.8 million in 1995. The increase in 1997 reflects higher invested cash balances partially offset by lower interest rates, while the increase in 1996 was due to both higher invested cash balances and interest rates. Interest income is expected to decrease as available cash is used to fund the Company's expansion and modernization program.

Other income was $9.0 million in 1997 compared with $11.4 million in 1996 and $12.8 million in 1995. Other income includes pre-tax gains on sales of investments of $1.3 million in 1995 and exchange gains of $2.0 million, $6.7 million and $6.0 million for the years 1997, 1996 and 1995, respectively.

A21

Interest expense was $19.6 million in 1997, compared with $12.5 million in 1996 and $13.9 million in 1995. Increased interest expense in 1997 reflects the cost of additional borrowings in connection with the Company's expansion program. In 1997, the Company capitalized $2.3 million of interest, principally related to expenditures on the expansion program.

Taxes on Income: Taxes on income were $55.6 million, $80.2 million and $119.1 million for 1997, 1996 and 1995, respectively, and include $45.3 million, $74.9 million and $114.5 million of Peruvian income taxes and $10.3 million, $5.3 million and $4.6 million, respectively, for U.S. federal and state taxes. U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the Company's effective tax rate, as a result of the reinvestment allowance, lowered tax expense by approximately $14.7 million in 1997. Pursuant to the reinvestment allowance the Company receives tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

The Company obtains income tax credits in Peru for value-added taxes (VAT) paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund.

Minority Interest of Labor Shares: The minority interest of labor shares was $4.4 million in 1997, compared to $5.2 million in 1996 and $43.6 million in 1995. The provision for minority interest of labor shares represents an accrual of 2.4%, 3.1% and 17.3% for 1997, 1996 and 1995, respectively, of the Branch's after-tax earnings.

The reduction in the minority interest of labor shares in 1997 and 1996 as compared with 1995, principally reflects the effect of the exchange of labor shares for common stock completed in the fourth quarter of 1995 and subsequent purchases of labor shares by the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities was $277.6 million in 1997, compared with $158.8 million in 1996 and $330.4 million in 1995. The increase in 1997 reflects higher earnings of $5.1 million, higher depreciation of $5.1 million and changes in operating assets and liabilities. The increase in cash provided from operating assets and liabilities reflects a decrease in trade accounts receivable due to the decline in copper prices in the final months of 1997 and a reduction in the Company's income tax payments, due to the reinvestment allowance in Peru. The decrease in operating cash flow in 1996 was a result of higher Peruvian income taxes and workers' participation paid in 1996 but accrued in 1995, and lower cash earnings.

A22

Cash Flows - Investing Activities: Net cash used for investing activities was $337.6 million in 1997, compared with $79.3 million in 1996 and $119.5 million in 1995. Capital expenditures in 1997 were $184.0 million, compared with $120.8 million in 1996 and $183.0 million in 1995.

The increase in 1997 capital expenditures reflects $51.1 million for the Cuajone mine expansion and $14.4 million for a new gas turbine, which was sold with the Company's Ilo power plant.

The decline in capital expenditures in 1996 from 1995 reflects the completion of construction of the SX/EW and sulfuric acid plants in 1995. In 1995, the Company spent $77 million for completion of the Toquepala SX/EW plant and $36 million for completion of the sulfuric acid plant at the Ilo smelter.

The Company's planned capital expenditures in 1998 are estimated to be approximately $252 million, which include expenditures related to the expansion of the Cuajone mine.

Cash Flows - Financing Activities: Financing activities provided cash of $11.8 million in 1997 compared with a use of cash of $127.6 million in 1996 and $86.1 million in 1995. Included in 1997 are proceeds from the sale of $150 million of Secured Export Notes and the placement of $50 million of bonds in the Peruvian market. Debt repaid in 1997 was $58.7 million, including the prepayment of a $35.0 million loan from Mitsui & Co., Ltd. In 1997, purchases of labor shares and treasury stock were $8.8 million and $2.0 million, respectively.

The 1996 amount includes the purchase of labor shares and treasury stock of $8.3 million, and net borrowings of $2.6 million as compared with net repayment of borrowings of $13.3 million in 1995. The 1995 amount includes proceeds from a subscription of labor shares of $10.9 million.

Dividends paid in 1997 were $101.1 million compared with $117.9 million in 1996 and $83.7 million in 1995. Distributions to the labor share minority interest were $2.5 million and $4.1 million in 1997 and 1996, respectively.

On February 3, 1998 a dividend of $0.20 a share, totaling $16.0 million was declared, payable March 4, 1998. It has been the Company's policy to distribute approximately 50% of net earnings as dividends.


LIQUIDITY AND CAPITAL RESOURCES

Financing: In April 1997, the Company entered into a $600 million seven year loan facility with a group of international financial institutions. The facility consists of a $400 million term loan and a $200 million revolving credit line.
The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.0% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn under this agreement as of December 31, 1997.

In May 1997, the Company privately placed $150 million of Secured Export Notes in the United States and international markets. These notes which have been registered with the Securities and Exchange Commission, have an average maturity of seven years and a final maturity in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in June the Company sold $50 million of bonds, due June 2004 to investors in Peru. The bonds have a fixed interest rate of 8.25%. Funds raised in 1997, the loan facility of $600 million and internal funds should provide the Company with sufficient resources for its $1 billion expansion programs.

A23

The Company also has a loan outstanding with Corporacion Andina de Fomento (CAF) of $27.5 million with interest based on LIBOR and an outstanding loan from the United States Export - Import (EXIM) Bank of $20.4 million, with interest at a 6.43% fixed rate. Both loans are payable in semi-annual installments through 2001.

At December 31, 1997, the Company had outstanding borrowings of $247.9 million, compared with $106.6 million at December 31, 1996.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year. Net assets of the Company unavailable for the payment of dividends totaled $1,082 million at December 31, 1997. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $849.7 million would have been permitted at December 31, 1997.

The EXIM Bank credit agreement is collateralized by pledges of receivables from 7,700 tons of copper per year. The CAF loan is collateralized by liens on the SX/EW facility. The Secured Export Notes (SENS) and the seven year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company. The excess funds in the collateral account are remitted to the Company, if all financial requirements are met. As part of these agreements, the Company must maintain three-month and six-month collection ratios, as defined (aggregate collection as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (Asarco) voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company is in compliance with the various loan covenants at December 31, 1997. Included in Other Assets are $13.5 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

At December 31, 1997, the Company's debt as a percentage of total capitalization (the total of debt, minority interest of labor shares and stockholders' equity) was 18.2% as compared with 9.3% at December 31, 1996.

Cash Position and Requirements: At December 31, 1997, the Company's cash and marketable securities amounted to $331.1 million compared with $174.2 million at December 31, 1996.


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

A24

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


DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $101.1 million, or $1.26 per share, in 1997, $117.9 million, or $1.47 per share, in 1996 and $83.7 million, or $1.27 per share in 1995.

At the end of 1997 and 1996, the authorized and outstanding capital stock of the Company consisted of 65,900,833 and 66,550,833 shares of Class A common stock, par value $0.01 per share, respectively; and 34,099,167 and 33,449,167 authorized shares of common stock, par value $0.01 per share, respectively, of which 14,157,107 were outstanding at December 31, 1997 and 13,633,674 shares were outstanding at December 31, 1996.


ENVIRONMENTAL MATTERS

As part of a 1991 agreement with the Peruvian government, the Company made a significant number of environmental capital expenditures, including, construction of a sulfuric acid plant at the Ilo smelter for partial recapture of sulfur dioxide. An expansion of the sulfuric acid plant is expected to commence operations during the first quarter of 1998, increasing the capture of sulfur dioxide emissions from the smelter to 30% from the current 18%. Environmental capital expenditures related to this expansion were approximately $43.8 million during 1997.

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's environmental compliance and management plan, PAMA, sets forth the investment to be made by the Company to comply with current Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emissions and waste discharges within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within ten years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Expansion and Modernization Project." Under current Peruvian law and regulations, compliance with the PAMA will satisfy environmental requirements pertaining to the Company's operations during the applicable five-or-ten year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.

Impact of New Accounting Standard: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement which is effective for fiscal years beginning after December 15, 1997 requires the Company to make certain disclosures but has no impact on the Company's financial statements.

A25

Other: The Company has implemented a program to identify and resolve the effect of Year 2000 issues on the integrity and reliability of its financial and operational systems. In addition, the Company is also communicating with its principal customers, suppliers and service providers to ensure Year 2000 issues will not have an adverse impact on the Company. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or its financial condition.

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

A26

Item 8.  Financial Statements and Supplementary Data.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS



For the years ended December 31,                                                                1997            1996           1995
(in thousands, except for per share amounts)                                                    ----            ----           ----

Net sales:
  Stockholders and affiliates                                                               $ 59,897        $ 71,740       $ 85,819
  Others                                                                                     754,259         681,292        843,021
                                                                                     ---------------- --------------- --------------
Total net sales                                                                              814,156         753,032        928,840

Operating costs and expenses:
  Cost of sales                                                                              456,509         389,577        439,382
  Administrative and other                                                                    53,769          49,979         52,687
  Depreciation and depletion                                                                  46,736          41,623         35,952
  Provision for workers' participation                                                        14,392          18,025         32,212
  Exploration                                                                                  7,390           5,063          1,950
                                                                                     ---------------- --------------- --------------
      Total operating costs and expenses                                                     578,796         504,267        562,183
                                                                                     ---------------- --------------- --------------

Operating income                                                                             235,360         248,765        366,657

Interest income                                                                               20,934          18,264         14,827
Interest expense                                                                            (19,573)        (12,467)       (13,904)
Other income                                                                                   8,984          11,358         12,825
                                                                                     ---------------- --------------- --------------

Earnings before taxes on income and minority interest
  of labor shares                                                                            245,705         265,920        380,405

Taxes on income                                                                               55,610          80,200        119,093

Minority interest of labor shares in income of Peruvian
  Branch                                                                                     (4,437)         (5,208)       (43,558)
                                                                                     ---------------- --------------- --------------

Net earnings                                                                                $185,658        $180,512       $217,754
                                                                                     ================ =============== ==============
Per common share amounts:
  Net earnings - basic and diluted                                                             $2.32           $2.25          $3.31
  Dividends paid                                                                               $1.26           $1.47          $1.27
  Weighted average number of shares outstanding-basic                                         80,188          80,195         65,717
  Weighted average number of shares outstanding-diluted                                       80,197          80,252         65,717

The accompanying  notes are an integral part of these financial statements.

A27


                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,                                                                      1997             1996
                                                                                     ----             ----
(Dollars in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $  126,491       $  173,205
    Marketable securities                                                           204,590            1,000
    Accounts receivable:
      Trade:
        Stockholders and affiliates                                                   2,941            8,504
        Other trade                                                                  44,740           70,252
      Other                                                                          26,083           10,831
    Inventories                                                                     108,683          118,681
    Other current assets                                                             48,062           20,637
                                                                          -----------------------------------
         Total current assets                                                       561,590          403,110
  Net property                                                                      947,457          855,808
  Other assets                                                                       34,278           20,931
                                                                          ===================================
         Total assets                                                            $1,543,325       $1,279,849
                                                                          ===================================

LIABILITIES
  Current liabilities:
    Current portion of long-term debt                                            $   13,683       $   23,683
    Accounts payable:
      Trade                                                                          22,296           23,740
      Other                                                                          25,645           10,124
    Other current liabilities                                                        23,490           47,768
                                                                          -----------------------------------
         Total current liabilities                                                   85,114          105,315
                                                                          -----------------------------------

  Long-term debt                                                                    234,208           82,892
  Deferred credits                                                                   58,574                -
  Deferred income taxes                                                              44,823           49,426
  Other liabilities                                                                   4,083            4,806
                                                                          -----------------------------------
         Total non-current liabilities                                              341,188          137,124
                                                                          -----------------------------------

  Contingencies

Minority interest of labor shares in the
  Peruvian Branch                                                                    19,385           22,383
                                                                          -----------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01; shares authorized:
    1997 - 34,099,167; 1996 - 33,449,167
    shares issued: 1997 - 14,330,093;
    1996 - 13,680,093                                                                   143              137
  Class A Common stock, par value $0.01;
    Shares issued and authorized: 1997 - 65,900,833;
    1996 - 66,550,833                                                                   659              666
  Additional paid-in capital                                                        265,745          265,745
  Retained earnings                                                                 833,560          749,267
  Treasury stock, at cost, common shares 1997 -
    172,986; 1996 - 46,419                                                          (2,469)            (788)
                                                                          -----------------------------------
         Total Stockholders' Equity                                               1,097,638        1,015,027
                                                                          -----------------------------------
         Total Liabilities, Minority Interest
           and Stockholders' Equity                                              $1,543,325       $1,279,849
                                                                          ===================================

The  accompanying  notes are an integral  part of these financial statements.

A28

                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,                                                         1997             1996                1995
                                                                                         ----             -----               ----
(Dollars in thousands)
OPERATING ACTIVITIES
Net earnings                                                                          $185,658          $180,512           $217,754
Adjustments  to  reconcile  net  earnings to net cash  provided  from  operating activities:
  Depreciation and depletion                                                            46,736            41,623             35,952
  Provision (benefit) for deferred income taxes                                         (7,289)           12,043              3,168
  Minority interest of labor shares                                                      4,437             5,208             43,558
  Net loss on sale of investments and property                                             268               110              2,473
  Cash provided from (used for) operating assets and liabilities:
    Accounts receivable                                                                 15,718            10,498             (1,939)
    Inventories                                                                          9,998           (15,046)             7,992
    Accounts payable and accrued liabilities                                            (7,089)          (52,023)            19,667
    Other operating assets and liabilities                                              30,747           (17,444)             7,699
    Foreign currency transaction gain                                                   (1,616)           (6,707)            (5,950)
                                                                                ----------------------------------------------------
 Net cash provided from operating activities                                           277,568           158,774            330,374
                                                                                ----------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                                 (183,956)         (120,803)           (183,041)
Release of restricted cash                                                                   -                -              60,450
Purchase of held-to-maturity investments                                             (204,590)                -             (76,333)
Proceeds from held-to-maturity investments                                              1,000            41,453              76,877
Sales of investments and property                                                      49,914                 -               2,596
                                                                                ----------------------------------------------------
Net cash used for investing activities                                               (337,632)          (79,350)           (119,451)
                                                                                ----------------------------------------------------

FINANCING ACTIVITIES
Debt incurred                                                                         200,000            47,000              62,000
Debt repaid                                                                           (58,684)          (34,289)            (86,110)
Escrow deposits on long-term loans                                                    (15,364)          (10,065)             10,809
Dividends paid to common stockholders                                                (101,050)         (117,913)            (83,747)
Distributions to minority interests                                                    (2,504)           (4,091)                  -
Net treasury stock transactions                                                        (1,681)           (1,155)                  -
Purchases of labor shares                                                              (8,885)           (7,130)                  -
Proceeds from labor share subscription                                                      -                -               10,944
                                                                                ----------------------------------------------------
Net cash provided from (used for)
 financing activities                                                                  11,832          (127,643)            (86,104)
                                                                                ----------------------------------------------------

Effect of exchange rate changes on cash                                                 1,518             1,778               1,491
                                                                                ----------------------------------------------------

Increase (decrease) in cash and cash equivalents                                      (46,714)          (46,441)            126,310
Cash and cash equivalents, at beginning of year                                       173,205           219,646              93,336
                                                                                ----------------------------------------------------

Cash and cash equivalents, at end of year                                            $126,491           $173,205           $219,646
                                                                                ----------------------------------------------------

The accompanying notes are an integral part of these financial statements.

A29

                        Southern Peru Copper Corporation
                                and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  For the years ended December 31,                                                  1997             1996             1995
                                                                                    ----             ----             ----
  (Dollars in thousands)
  CAPITAL STOCK:
            SOUTHERN PERU COPPER CORPORATION
  COMMON STOCK:
  Balance at beginning of year                                                      $137             $115            $  -
  Issuance of 11,480,093 shares                                                        -                -             115
  Conversion from Class A to Common Stock, 1997 - 650,000 shares; 1996 -
  2,200,000 shares                                                                     6               22               -
                                                                              ---------------------------------------------------
  Balance at end of year                                                             143              137             115
                                                                              ---------------------------------------------------

  CLASS A COMMON STOCK:
  Balance at beginning of year                                                       666              688               -
  Issuance of 68,750,833 shares                                                        -                -             688
  Conversion to Common Stock, 1997 - 650,000 shares;
  1996 - 2,200,000 shares                                                             (7)             (22)              -
                                                                              ---------------------------------------------------
  Balance at end of year                                                             659              666             688

                                                                              ---------------------------------------------------
            SOUTHERN PERU LIMITED
  COMMON STOCK:
  Balance at beginning of year, 76,251,193 shares                                      -                -             763
  Retirement of treasury stock, 10,533,700 shares                                      -                -            (106)
  Exchange for shares of Southern Peru
  Copper Corporation, 65,717,493 shares                                                -                -            (657)
                                                                              ---------------------------------------------------
  Balance at end of year                                                               -                -               -
                                                                              ---------------------------------------------------

  ADDITIONAL PAID-IN CAPITAL:
            SOUTHERN PERU COPPER CORPORATION
  Balance at beginning of year                                                    265,745          265,738               -
  Additional paid-in capital on shares issued                                           -                -          81,222
  Market value of shares issued in exchange for
    labor shares                                                                        -                -         184,516
  Additional paid-in capital on treasury shares issued                                  -                7               -
                                                                              ---------------------------------------------------
  Balance at end of year                                                          265,745          265,745         265,738
                                                                              ---------------------------------------------------

            SOUTHERN PERU LIMITED
  Balance at beginning of year                                                           -                -         122,477
  Retirement of treasury stock                                                           -                -         (41,224)
  Exchange to shares of Southern Peru Copper Corp.                                       -                -         (81,253)
                                                                              ---------------------------------------------------
  Balance at end of year                                                                 -                -               -
                                                                              ---------------------------------------------------

  TREASURY STOCK:
            SOUTHERN PERU COPPER CORPORATION
  Balance at beginning of year                                                        (788)               -               -
  Purchased                                                                          1,997)          (1,155)              -
  Used for corporate purposes                                                          316              367               -
                                                                              ---------------------------------------------------
  Balance at end of year                                                            (2,469)            (788)              -
                                                                              ---------------------------------------------------

           SOUTHERN PERU LIMITED
  Balance at beginning of year, 10,533,700 shares                                        -                -          (60,000)
  Retirement of 10,533,700 shares of treasury stock                                      -                -           60,000
                                                                              ---------------------------------------------------
  Balance at end of year                                                                 -                -                -
                                                                              ---------------------------------------------------

  RETAINED EARNINGS:
  Balance at beginning of year                                                      749,267         686,946          571,609
  Net earnings                                                                      185,658         180,512          217,754
  Dividends paid                                                                   (101,050)       (117,913)         (83,747)
  Stock awards                                                                         (315)           (278)               -
  Retirement of treasury stock                                                            -              -           (18,670)
                                                                               ---------------------------------------------------
  Balance at end of year                                                            833,560         749,267          686,946
                                                                               ---------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                     $1,097,638      $1,015,027        $ 953,487
                                                                               ---------------------------------------------------

The accompanying notes are an integral part of these financial statements.

A30

                        SOUTHERN PERU COPPER CORPORATION
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of consolidation:
The consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries (the Company) include the accounts of significant subsidiaries in which the Company has voting control, and are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Revenue recognition:
Substantially all of the Company's copper is sold under annual contracts. Sales are recognized when title passes. Pricing is based on prevailing monthly average London Metal Exchange (LME) copper prices for a quotation period, generally being the month of, the month prior or the month following the actual or contractual month of shipment or delivery according to the terms of the contracts. Price estimates used for provisionally priced sales are based on prices in effect at the time of shipment or period end prices, if lower, and these estimates are subject to change during the settlement period. The Company sells copper in blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, silver, molybdenum, and gains from the sale or settlement of copper put options.

Cash equivalents and marketable securities:
Cash equivalents include all highly liquid investments with a maturity of three months or less, when purchased. Marketable securities include short-term liquid investments with a maturity of more than three months, when purchased, and are carried at cost, which approximates market.

Inventories:
Metal  inventories  are  carried at the lower of average  cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs. Supplies inventories are carried at average cost less a reserve for obsolescence.

Property:
Assets are valued at cost or net realizable value. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

The Company evaluates the carrying value of assets based on undiscounted future cash flows considering expected metal prices based on historical metal prices and price trends.

A31

Betterments, renewals, costs of bringing new mineral properties into production, and the cost of major development programs at existing mines are capitalized as mineral land. Maintenance, repairs, normal development costs at existing mines, and gains or losses on assets retired or sold are reflected in earnings as incurred. Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 40 years, or the estimated life of the mine if shorter. Depletion of mineral land is computed by the units-of-production method using proven and probable ore reserves.

Exploration:
Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Financial Instruments:
The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold and are reported as a component of the underlying transaction.

The Company may enter into fuel swap agreements to limit the effect of fuel price changes on production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs.

Stock Based Compensation:
In 1996 the Company elected to apply the disclosure only provisions of Statement
of  Financial   Accounting   Standards  No.  123,  "Accounting  for  Stock-Based
Compensation."

Impact of New Accounting Standard:
In 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." The statement did not have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement which is effective for fiscal years beginning after December 15, 1997, requires the Company to make certain disclosures but has no impact on the Company's financial statements.

2.  Exchange Offer

Southern Peru Copper Holding Company, (the Holding Company), was incorporated on September 7, 1995, pursuant to the General Corporation Law of the State of Delaware for the purpose of conducting an exchange offer of its common stock, par value $0.01 per share for any and all labor shares of the Peruvian Branch (the Branch) of Southern Peru Copper Corporation (the Operating Company). In connection with the exchange offer, the Operating Company changed its name to Southern Peru Limited (SP Limited) and the Holding Company changed its name to Southern Peru Copper Corporation.

A32

The exchange offer expired on December 29, 1995, with 80.8% of the labor shares tendered which reduced the interest of labor shares from 17.3% to 3.3%. The common stock is listed on the New York Stock Exchange and the Lima Stock Exchange and trading commenced January 5, 1996.

In addition, the stockholders of SP Limited exchanged 65,717,493 shares of their common stock for 68,750,833 shares of Class A common stock in the Company.

With the completion of the exchange offer, the Company has outstanding two classes of common stock, the common stock exchanged for labor shares and Class A common stock which at December 31, 1997, represented 17.8% and 82.2% of the common equity of the Company, respectively. Holders of common stock are entitled to one vote per share and holders of Class A common stock are entitled to five votes per share except for the election of directors and as required by law.

The exchange of common stock for labor shares was accounted for as a purchase of a minority interest. The value of the common stock issued in the exchange (based on the average per share trading value for the three business days ended January 9, 1996) plus issuance costs exceeded the carrying value of the minority interests acquired by $82.0 million, net of income taxes. The increase in value was assigned to proven and probable sulfide and leachable ore reserves and mineralized material which is being amortized based on the units of production method, and to metal inventory.

The following table provides the comparative unaudited proforma 1995 earnings information, as if the exchange offer were completed on January 1, 1995:

                                                                                            1995
                                                                                                        (Unaudited)
                                                                                     Historical          Proforma
(in millions, except per share data)
Net sales                                                                            $ 928.8             $ 928.8
                                                                                      ------              ------
Earnings before taxes on
  income and minority interest of labor shares                                         380.4              370.7(a)
Taxes on income                                                                        119.1              118.9(b)
Minority interest of labor
  shares in Peruvian Branch                                                             43.5               7.7(c)
                                                                          --            ----               ----
Net earnings                                                                         $ 217.8             $ 244.1
                                                                                      ======              ======

Net earnings per share (basic and diluted)                                            $ 3.31             $ 3.04
Cash dividends paid per share                                                         $ 1.27             $ 1.04
Weighted average number of
  shares outstanding                                                                    65.7               80.2

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

     (b) Reflects the reduction of the deferred income taxes related to the amortization of the excess of the market value of common stock issued for labor shares tendered pursuant to the exchange offer over the book value of the minority interest of such labor shares.

     (c) Reflects the reduction of the minority interest of the labor shares tendered pursuant to the exchange offer.

A33

3. Foreign Exchange

The functional currency of the Company is the U.S. dollar. The Company's sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated. A portion of the operating costs of the Company is denominated in Peruvian soles.

Gains resulting from foreign currency transactions are included in "Other income" and amounted to $2.0 million, $6.7 million and $6.0 million in 1997, 1996 and 1995, respectively.

4. Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31,                                        1997            1996           1995
                                                                        ----            ----           ----
(in millions)
                                                            ------------------- --------------- ---------------
U.S. Federal and state                                               $  10.6          $  5.3         $   4.6
                                                            ------------------- --------------- ---------------
Foreign:
  Current                                                               52.3            62.9           111.3
  Deferred                                                              (7.3)           12.0             3.2
                                                            ------------------- --------------- ---------------
Foreign                                                                 45.0            74.9           114.5
                                                            =================== =============== ===============
  Total provision for income taxes                                   $  55.6         $  80.2         $ 119.1
                                                            =================== =============== ===============

   Total taxes paid were $30.1 million, $123.4 million and $80.1 million in 1997, 1996 and 1995, respectively.

Reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

For the years ended December 31,                                  1997                1996                 1995
                                                                  ----                ----                 ----
Peruvian income tax at maximum
  statutory rates                                                 30.0%               30.0%                30.0%
U.S. income tax at statutory rate                                 35.0                35.0                 35.0
Utilization of foreign tax credits                               (16.9)              (25.3)               (27.9)
Peruvian reinvestment allowance                                   (9.0)                   -                    -
Alternative minimum tax (AMT) credit                              (3.4)                   -                    -
Percentage depletion                                              (9.6)               (9.0)                (6.6)
Income not deductible (not taxable)
  in Peru                                                         (2.6)               (1.8)                  0.1
Other                                                             (0.9)                 1.3                  0.7
                                                           ==================== =================== ====================
  Effective income tax rate                                       22.6%               30.2%                31.3%
                                                           ==================== =================== ====================

A34

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances are as follows:

Deferred tax assets (liabilities)
At December 31,                                                                              1997               1996
                                                                                             ----               ----
(in millions)
Current:
  Accounts receivable                                                                          $1.6             $  0.5
  Inventories                                                                                   0.1                0.1
                                                                                      ------------------- ------------------
    Net deferred tax assets                                                                     1.7                0.6
                                                                                      ------------------- ------------------
Non-current:
  Foreign tax credit carryforwards                                                                -               69.4
  AMT credit carryforwards                                                                        -                6.8
  Property, plant and equipment                                                              (43.5)             (48.7)
  Other                                                                                       (0.8)              (0.7)
  Valuation allowance for deferred tax assets                                                     -             (76.2)
                                                                                      ------------------- ------------------
    Net deferred tax liabilities                                                             (44.3)             (49.4)
                                                                                      ------------------- ------------------

Total net deferred tax liabilities                                                          $(42.6)           $ (48.8)
                                                                                      =================== ==================

The decrease in the valuation allowance of $76.2 million from 1996 to 1997 is primarily attributable to the utilization of foreign tax credits and alternative minimum tax credits in 1997.

In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone Mine. The reinvestment allowance provides SPCC with tax incentives in Peru, and as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the effective tax rate, as a result of the reinvestment allowance for the twelve months ended December 31, 1997, lowered tax expense approximately $14.7 million. Pursuant to the reinvestment allowance SPCC has received tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

The Company obtains income tax credits in Peru for value-added taxes (VAT)paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund. The carrying value of these Peruvian tax credits approximates their market value.

A35

5.  Net Sales

Net sales by country were as follows:
For the years ended December 31,                                     1997         1996             1995
                                                                     ----         ----             ----
(in millions)
United States                                                       $132.1         $ 77.4          $ 60.3
Italy                                                                110.0          109.4           153.0
United Kingdom                                                        98.4          110.3           108.8
The Netherlands                                                       83.8           94.3           189.7
Japan                                                                 72.5           82.0           102.4
Foreign - Other                                                      317.4          279.6           314.6
                                                                ================ ============== ===============
  Net sales                                                         $814.2         $753.0          $928.8
                                                                ================ ============== ===============

At December 31, 1997, the Company had recorded sales of 42.1 million pounds of copper at a provisional price of 78.2 cents per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of final settlement which will occur principally in the first quarter of 1998.

Under the terms of a sales contract with Union Miniere, the Company is required to supply Union Miniere, through its agent, S.A. Sogem N.V., with 46,300 tons of blister copper annually for a ten year period from January 1, 1994, through December 31, 2003. The price of the copper, contained in blister, supplied under the contract is determined based on the LME monthly average settlement price less a refining allowance, which is agreed upon annually based on world market terms.

Under the terms of a sales contract with Mitsui & Co. Ltd (Mitsui), the Company is required to supply to Mitsui, at its option, up to 26,455 tons of copper cathodes annually for a seven year period from January 1, 1994 through December 31, 2000. Pricing of the cathodes is based upon the LME monthly average settlement price plus a producer premium which is agreed upon annually based on world market terms.


6.  Financial Instruments

Hedging Activities: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Copper: Depending on the market fundamentals and other conditions, the Company may purchase put options to reduce or eliminate the risk of price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

A36

Earnings include gains from option sales and exercises of $10.2 million in 1997, $9.9 million in 1996 and losses of $2.1 million in 1995.

At December 31, 1997, the Company held the following copper put options:
(in millions, except per pound amounts)

                                                                              Percent of
                                 Strike Price           Unamortized           Estimated
Pounds             Period        Per Pound              Cost                  Production
------------ ------------------- ---------------------- --------------------- -------------------------------
   44.0         1/98-3/98             $0.95                  $0.6                   27%


Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of December 31, 1997, the Company has entered into the following fuel swap agreements:

                                                                                                      Percent of
                                                    Quantity                 Contract                 Estimated Fuel
        Fuel Type             Period                (Barrels)                Price                    Requirement
--------------------------- ----------------------- ------------------------ ------------------------ ------------------------
Residual Oil #6:               1/98-3/98               270,000                  $13.21                       88%
                               4/98-12/98              270,000                  $13.93                       30%

Diesel Fuel #2:                1/98-3/98                80,500                  $20.83                       54%
                               4/98-12/98              120,000                  $21.40                       27%


The estimated fair value of the Company's financial instruments is:

At December 31,                                                 1997                                    1996
(in millions)                                        Carrying           Fair                  Carrying           Fair
                                                      Value             Value                  Value             Value
Assets:
Cash and cash equivalents                             $126.5            $126.5                $ 173.2           $ 173.2
Marketable securities -
    held to maturity                                   204.6             204.6                    1.0               1.0
Put options                                              0.6               7.2                      -                 -
Fuel swap agreements                                       -             (0.5)                      -                 -
Liabilities:
Long-term debt                                        $247.9            $248.3                $ 106.6           $ 102.3

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable securities - The carrying amount and fair value are reported at amortized cost, which approximates market, since these securities are to be held to maturity.

A37

Put options - Fair value is an estimate based on relevant market information such as: volatility of similar options, futures prices and the contracted strike price.

Fuel swap agreements - Fair value is based on quoted market prices.

Long-term debt - Fair value is based on the quoted market prices for the same or similar issues.

7. Workers' Participation

Provisions for workers' participation are calculated at 8% of pre-tax Branch earnings as required by Peruvian law. This participation is accrued during the year and distributed to workers following determination of final results for the year.


8. Minority Interest of  Labor Shares

The minority interest of the labor shares is based on the earnings of the Company's Peruvian Branch.

During 1997 and 1996, the Company acquired approximately 2.0 million (1.8 million in 1996) labor shares representing a 0.6% (0.5% in 1996) interest in the Branch at a total cost of $8.9 million ($7.1 million in 1996). The carrying value of the minority interest was reduced by $5.1 million and the excess paid over the carrying value of $3.8 million was assigned primarily to proven and probable sulfide and leachable ore reserves and mineralized material and is being amortized based on production. As a result of the acquisition, the remaining labor shareholders hold a 2.2% interest in the Branch at December 31, 1997, and are entitled to a pro rata participation in the cash distributions made by the Branch. The labor shares are recorded as a minority interest in the Company's financial statements.


9. Inventories

At December 31,                                                       1997              1996
                                                                      ----              ----
(in millions)
Metals:
  Finished goods                                                     $  0.6            $  2.4
  Work-in-process                                                      45.0              47.1
Supplies, net of reserves                                              63.1              69.2
                                                                ----------------- -----------------
                                                                ----------------- -----------------
  Total inventories                                                  $108.7            $118.7
                                                                ----------------- -----------------

10. Property

At December 31,                                                         1997              1996
                                                                        ----              ----
(in millions)
Buildings and equipment                                                $1,574.3         $ 1,503.3
Mineral land                                                              250.0             235.3
Land, other than mineral                                                    1.3               0.9
                                                                ----------------- -----------------
                                                                ----------------- -----------------
  Total property                                                        1,825.6           1,739.5
Accumulated depreciation                                                  878.1             883.7
                                                                ---------------- -----------------
  Net property                                                         $  947.5         $   855.8
                                                                ----------------- -----------------

A38

11.  Other Current Liabilities

At December 31,                                                       1997              1996
(in millions)                                                         ----              ----

Accrued workers' participation                                        $13.8           $  16.7
Accrued severance pay, current portion                                  1.7               3.1
Salaries and wages                                                      8.0               8.1
Taxes on income                                                           -               8.9
Other                                                                     -              11.0
                                                                ----------------- -----------------
  Total other current liabilities                                      $23.5           $  47.8
                                                                ----------------- -----------------

12.  Debt and Available Credit Facilities

Long-term debt at December 31,                                        1997              1996
                                                                      ----              ----
(in millions)
6.43% EXIM Bank credit agreement                                      $20.4           $  26.3
CAF credit agreement - average 9.4%                                    27.5              35.3
Mitsui credit agreement - LIBOR + 2.87%                                   -              45.0
7.9% Secured Export Notes due 2007                                    150.0                 -
8.25% Corporate bonds due 2004                                         50.0                 -
                                                                ----------------- -----------------
  Total debt                                                          247.9             106.6
Less, current portion                                                  13.7              23.7
                                                                ----------------- -----------------
  Total long-term debt                                                $234.2           $  82.9
                                                                ----------------- -----------------

Interest paid by the Company (excluding amounts capitalized of $2.3 million, nil and $1.8 million in 1997, 1996 and 1995, respectively) was $19.0 million, $10.8 million and $12.6 million in 1997, 1996 and 1995, respectively.

Fees paid for loan agreements of $13.9 million and $1.6 million in 1997 and 1995, respectively, are included in other assets and amortized over the respective terms of the loans.

Aggregate maturities of the borrowings outstanding at December 31, 1997, are as follows (in millions):

                 1998                              $13.7
                 1999                               13.7
                 2000                               23.3
                 2001                               24.3
                 2002                               18.9
              Thereafter                           154.0
                                         --------------------
                 Total                            $247.9
                                         --------------------

In April 1997, the Company entered into a $600 million seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.0% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn under this agreement as of December 31, 1997.

A39

In May 1997, the Company privately placed $150 million of Secured Export Notes in the United States and international markets. These notes were issued with an average maturity of seven years and a final maturity in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in June 1997 the Company sold $50 million of 8.25% bonds due June 2004 to investors in Peru.

Some financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, net assets of the Company unavailable for the payment of dividends totaled $1,082 million at December 31, 1997. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $849.7 million would have been permitted at December 31, 1997.

The EXIM Bank credit agreement is collateralized by pledges of receivables from sales of 7,700 tons of copper per year. The CAF loan is collateralized by liens on the SX/EW facility. The Secured Export Notes and the seven-year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding Secured Export Notes with the balance of the collections remitted directly to the Company. The excess funds in the collateral account are remitted to the Company, if all financial requirements are met. As part of these agreements, the Company must maintain three month and six month collection ratios, as defined (aggregate collection as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (Asarco) voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company is in compliance with the various loan covenants at December 31, 1997. Included in Other Assets are $13.5 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.


13.  Benefit Plans

The Company has two noncontributory, defined benefit pension plans covering salaried employees in the United States and certain employees in Peru. Benefits are based on salary and years of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate. Plan assets are primarily invested in immediate participation guarantee contracts, mutual funds, stock index funds and deposit administration contracts. Effective January 1, 1997 one of the Company's pension plans, which provides benefits to non-U.S. expatriate employees, was amended to cease future benefit accruals. Accordingly, those participants became eligible for future benefits under the Company's other pension plan.

A40

Net pension costs consisted of:

For the years ended December 31,                                    1997                1996                 1995
(in millions)                                                       ----                ----                 ----

Service cost                                                      $  0.4              $  0.5               $  0.3
Interest cost on projected
    benefit obligations                                              0.6                 0.5                  0.4
Actual return on plan assets                                        (0.6)               (0.6)                (0.4)
Other items                                                            -                 0.4                  0.3
                                                      ------------------- ------------------- --------------------
Net pension cost                                                  $  0.4              $  0.8               $  0.6
                                                      ------------------- ------------------- --------------------

The funded status of the plans using the projected unit credit method is:

At December 31,                                                        1997              1996
(in millions)                                                          ----              ----

Assets and obligations:
  Vested benefit obligation                                            $7.8             $ 5.3
  Nonvested benefits                                                    0.5               0.5
                                                             ------------------- -----------------
Accumulated benefit obligation                                          8.3               5.8
Plan assets at fair value                                               9.0               5.0
                                                             ------------------- -----------------
                                                             ------------------- -----------------
Plan assets in excess of (less than)
accumulated benefit obligation                                          0.7              (0.8)
                                                             ------------------- -----------------
                                                             ------------------- -----------------

Projected benefit obligation (PBO)                                      9.7               7.2
Plan assets at fair value                                               9.0               5.0
                                                             ------------------- -----------------
Plan assets less than PBO                                              (0.7)             (2.2)
Minimum liability                                                         -              (0.5)
Prior service cost                                                     (0.1)             (0.1)
Initial net plan obligation                                             1.8               2.1
Effect of changes in assumptions and
actuarial gains and losses                                             (0.6)             (0.2)
                                                             ------------------- -----------------
Pension asset (liability) reflected
in consolidated balance sheet                                          $0.4             $(0.9)
                                                             =================== =================

The actuarial computations for 1997 and 1996 are based upon a discount rate on benefit obligations of 7%, an expected long-term rate of return on plan assets of 8% and expected annual salary increases of 4%.


Post-retirement Benefits:

The post-retirement health care plan for retired salaried employees eligible for Medicare was adopted by the Company on May 1, 1996. Secondary coverage under the Company's plan is available for all retired salaried employees who permanently reside in the United States and who contribute amounts as defined by the plan.

Net periodic post-retirement benefit costs include:

For the year ended December 31,                                                     1997              1996
(in millions)                                                                       ----              ----

Service and interest cost                                                           $0.1              $0.1
Amortization of prior service cost                                                   0.1               0.1
                                                                                     ---               ---
Net periodic post-retirement benefit costs                                          $0.2              $0.2
                                                                                    ====              ====

A41

The following sets forth the plan's status reconciled with amounts reported in the Consolidated Balance Sheet:

At December 31,                                                                                 1997          1996
(in millions)                                                                                   ----          ----

Accumulated post-retirement benefit obligation (APBO):
  Retirees                                                                                       $0.2          $0.2
  Fully eligible active plan participants                                                         0.1           0.1
  Other plan participants                                                                         0.6           0.6
                                                                                                  ---           ---
Total APBO                                                                                        0.9           0.9

Item not yet recognized in earnings:
  Prior service cost                                                                             (0.5)         (0.7)
                                                                                                 -----         -----
Post-retirement benefit obligation                                                               $0.4          $0.2
                                                                                                 ====          ====

The annual assumed rate of increase in the per capita cost of covered benefits (i.e. health cost trend rate) is 6% for 1997 and 1996 and is assumed to decrease gradually to 5% by 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation at December 31, 1997 by $0.1 million and would have no material effect on the net periodic post-retirement benefit costs for 1997. The discount rate used in determining the accumulated post-retirement benefit obligation was 7% at December 31, 1997 and 1996. The plan is unfunded.

Employee Savings Plan:

The Company maintains an employee savings plan for employees working in the United States and expatriate employees in Peru which permits employees to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan was amended, effective January 1, 1997, to include a Company matching contribution equal to 50% of the first 6% of employee contributions. In connection with the required match, the Company's contributions charged against earnings were $0.2 million in 1997.

14. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 1997 were:

                                                                                        Percent of
                                                                                      Total Number of

                                                              --------------------    --------------------

           Class A Common Shares:
             ASARCO Incorporated                                       43,348,949                   54.1%
             Cerro Trading Company, Inc.                               11,378,088                   14.2%
             Phelps Dodge Overseas Capital
               Corporation                                             11,173,796                   14.0%
                                                              --------------------    --------------------
                                                              --------------------    --------------------
                                                                       65,900,833                   82.3%
           Common Shares                                               14,157,107                   17.7%
                                                              --------------------    --------------------
             Total                                                     80,057,940                  100.0%
                                                              --------------------    --------------------
                                                              --------------------    --------------------


  A42

  On March 3, 1997, Cerro Trading Company, Inc. transferred 650,000 Class A common shares to The Pritzker Family Philanthropic Fund. In accordance with the Company's Certificate of Incorporation these shares were automatically converted into common stock of the Company.


  Stock Options:

  The Company has two stockholder approved plans, a Stock Incentive Plan and a Directors' Stock Award Plan. The Stock Incentive Plan provides for the granting of nonqualified or incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, as well as for the award of restricted stock and bonuses payable in stock. The price at which options may be granted under the Stock Incentive Plan shall not be less than 100% of the fair market value of the common stock on the date of grant in the case of incentive stock options, or 50% in the case of other options. In general, options are not exercisable for six months and expire after 10 years from the date of grant.

  Options granted may provide for Stock Appreciation Rights (SAR). An SAR permits an optionee, in lieu of exercising the option, to receive from the Company payment of an amount equal to the difference between the market value of the stock on the date of election of the SAR and the purchase price of the stock under the terms of the option.

  The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock. At December 31, 1997, 836,635 shares are available for future grants under this plan (927,110 shares at December 31, 1996).

  The Directors' Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter. Under the directors plan, 100,000 shares have been reserved for awards. At December 31, 1997, 8,400 shares have been awarded under this plan.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for awards under the stock option plan. If compensation cost for the Company's Stock Incentive Plan had been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below:

(in millions, except per share amounts)
                                                                               1997           1996
                                                                               ----                                    ----
Net earnings - as reported                                                    $185.7         $180.5
Net earnings - pro forma                                                      $185.5         $180.4
Earnings per share (Basic) - as reported                                      $ 2.32         $ 2.25
Earnings per share (Diluted) - as reported                                    $ 2.32         $ 2.25
Earnings per share (Basic) - pro forma                                        $ 2.32         $ 2.25
Earnings per share (Diluted) - pro forma                                      $ 2.32         $ 2.25


A43

For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:

Weighted average common shares outstanding:                                    1997            1996
(in millions)                                                                  ----            ----

  Basic                                                                         80.2           80.2
  Dilutive effect of stock options                                                 -              -
                                                                    ================= ==============
  Diluted                                                                       80.2           80.2
                                                                    ================= ==============

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997: dividend yield of 4.05% (6.57%-1996); expected volatility of 29.2% (28.4%-1996); risk-free interest rate of 6.31% (6.17%-1996); and expected life of 7.0 years (6.9 years-1996).

Stock option activity over the past two years under the Stock Incentive Plan was:

                                                                            Weighted
                                                     Number of              Average                      Option Price
                                                       Shares                Price                     (Range Per Share)
                                                  -----------------     -----------------      ----------------------------------
Outstanding at January 1, 1996                                   -                      -                        -
Granted                                                     72,890                  16.06                   $16.06
Exercised                                                        -                      -                        -
Canceled or expired                                              -                      -                        -
                                                  -----------------

Outstanding at January 1, 1997                              72,890                  16.06                             16.06
Granted                                                     90,475                  16.30                   16.25 to  17.06
Exercised                                                   (3,238)                 16.06                             16.06
Canceled or expired                                         (1,342)                 16.15                   16.06 to  16.25
                                                  -----------------

Outstanding and exercisable at
  December 31, 1997                                        158,785                 $16.20                 $16.06 to $17.06


15. Related Party Transactions

Asarco, a 54.1% stockholder of the Company, provides legal, tax, treasury and administrative support services to the Company. The amounts paid to Asarco for these services were $1.6 million, $0.8 million and $0.3 million in 1997, 1996 and 1995, respectively.


16. Concentration of Risk

The Company operates two copper mines, a smelter and two refineries in Peru and substantially all of its assets are located there. There can be no assurances that the Company's operations and assets that are subject to the jurisdiction of the Government of Peru may not be adversely affected by future actions of such government. Substantially all of the sales of the Company's products are exported from Peru to customers principally in Europe, Asia, South America and the United States. In 1995, one customer represented 13% of net sales.

A44

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Canada and Peru, or in commercial paper of highly rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and by policy, limits the amount of credit exposure to any one institution. At December 31, 1997, the Company had invested 19.7% of its cash equivalents and marketable securities with Peruvian banks, of which 41.3% of this amount was invested with one institution.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 60.9% of the trade accounts receivable at December 31, 1997, of which one customer represented 12.2%.


17. Commitments and Contingencies

Expansion and Modernization Project: In September 1996, the Company announced a two stage project which includes an expansion of the Cuajone mine and an expansion and modernization of the copper smelter at Ilo. Total capital cost for this project is estimated at $1.0 billion, budgeted to be spent over the next six years.

The Cuajone mine expansion is expected to increase annual copper production by 130 million pounds at an estimated capital investment of $245 million. Construction contracts for the expansion have been awarded and site construction commenced in mid-1997 and completion of this stage of the expansion program is expected in early 1999.

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

The Company has planned a third stage of the expansion and modernization plan, consisting of a second expansion at Cuajone and further expansion of the Ilo smelter capacity. The Company expects to consider a decision to proceed with this third stage in 1999, dependent on the availability of financing and other conditions at the time. The Company expects that the projects will be funded from a combination of existing cash, internally-generated funds and external financing.

As a result of the $1 billion expansion program, electric power requirements will increase significantly, requiring the construction of substantial additional generating capacity. In the second quarter of 1997, the Company sold its existing power plant to an independent power company for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company will purchase its power needs for the next twenty years. Under the agreement, cost of power will increase somewhat from its 1996 level, however, the company will avoid the significant capital expenditures that would be required to meet the needs of expanded operations and its power costs will be favorably affected by benefits available to independent power companies in Peru.

A45

Environmental:
As part of the 1991 Agreement, the Company has made a significant number of environmental capital expenditures, including a sulfuric acid plant at the Ilo smelter for partial recapture of emissions of sulfur dioxide, completed in 1995 at a cost of $103.0 million, a sewage treatment plant at Ilo, completed in 1994 at a cost of $2.0 million, and a tailings storage facility at Quebrada Honda, completed in 1996 at a cost of $40.8 million. The Company also has incurred capital costs of $3.0 million for environmental projects committed with the Ilo refinery acquisition in 1994. In addition, in April 1996 the Company began a $35 million expansion of the Ilo sulfuric acid plant. The expansion will increase the capture of sulfur dioxide emissions from the smelter from 18% to 30% and will also increase sulfuric acid production at the smelter to 330,000 tons per year in 1998, the expected year of expanded plant operation. Capital expenditures in connection with environmental projects were approximately $43.8 million in 1997.

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's environmental compliance and management plan, PAMA, sets forth the investment to be made by the Company to comply with current Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emissions and waste discharges (MPLs) within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within 10 years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. Management believes that under current Peruvian law and regulations, compliance with the PAMA will satisfy the MPL requirements pertaining to the Company's operations during the applicable five- or 10-year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.

Litigation:
In April 1996, Southern Peru Limited, a wholly owned subsidiary of the Company, was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to Southern Peru Limited. The Superior Court remanded the case for a new trial. Plaintiff filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. The Supreme Court has not yet ruled as to whether it will accept the appeal. There is also pending against Southern Peru Limited a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. The plaintiffs have appealed to the Superior Court of Lima.

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

A46

18. Summarized Financial Information of Significant Subsidiary

The condensed consolidated financial information for Southern Peru Limited, a wholly owned subsidiary of Southern Peru Copper Corporation, included in the consolidated financial statements of the Company, is summarized below. Separate financial statements and other disclosures for Southern Peru Limited are not presented because management has determined that such information is not material to holders of Southern Peru Limited's debt securities.

Statement of Earnings and Cash Flow

For the years ended December 31,                             1997         1996         1995
(in millions)                                                ----         ----         ----

Earnings:
Net sales                                                   $814.2       $753.0       $928.8
Operating income                                             235.4        248.8        366.7
Net earnings                                                 185.7        180.5        217.8

Cash Flow:
Operating activities                                        $277.6       $158.8       $330.4
Investing activities                                       (337.6)        (79.3)      (119.5)
Financing activities                                          11.8       (127.6)       (86.1)


Balance Sheet
At December 31,                                               1997         1996
(in millions)                                                 ----         ----

Current assets                                              $561.6       $403.1
Noncurrent assets                                            981.7        876.7
Current liabilities                                           85.1        105.3
Noncurrent liabilities                                       341.2        137.1
Minority interest                                             19.4         22.4
Stockholders' equity                                       1,097.6      1,015.0

Southern Peru Limited, a wholly owned subsidiary of Southern Peru Copper Corporation, holds all the operating assets and liabilities of the Company and does not hold any other operating assets. Accordingly, the effect of the exchange offer described in note 2 has been reflected in the summary financial information presented above.

A47

Unaudited Quarterly Data
Quarters
(in millions, except per share data)

                                        1997                                                    1996
                                        ----                                                    ----

                        1st       2nd         3rd        4th        Year         1st        2nd        3rd        4th       Year
                     ===============================================================================================================
Net sales               $214.8     $226.2      $202.3    $170.9     $814.2      $196.4     $173.2     $180.5     $202.9     $753.0
Operating
  income                $ 75.3     $ 74.0      $ 51.0    $ 35.1     $235.4      $ 72.1     $ 64.1     $ 54.1     $ 58.5     $248.8

Net earnings            $ 55.8     $ 59.6     $ 39.9     $ 30.4     $185.7      $ 49.1     $ 45.2     $ 37.9     $ 48.3     $180.5

Net earnings per share:
  Basic                 $  0.70    $  0.74     $  0.50   $  0.38    $  2.32     $  0.61    $  0.56    $  0.47    $  0.60    $  2.25
  Diluted               $  0.70    $  0.74     $  0.50   $  0.38    $  2.32     $  0.61    $  0.56    $  0.47    $  0.60    $  2.25
Dividend per share      $  0.30    $  0.35     $  0.37   $  0.24    $  1.26     $  0.65    $  0.30    $  0.28    $  0.24    $  1.47

Stock prices
New York Stock Exchange:
  High                  $17-3/8    $21-1/8   $20-7/8     $18-1/4    $21-1/8     $21        $19        $16        $16-1/4    $21

  Low                   $15        $16-7/8   $17-5/8     $12-3/4    $12-3/4     $15        $15-1/4    $14-3/8    $13-7/8    $13-7/8

Lima Stock Exchange(a):
  High                  $17.35     $21.20    $21.06      $17.99     $21.20      $21.10     $17.99     $15.45     $16.10     $21.10
  Low                   $14.85     $16.80    $17.30      $12.58     $12.58      $13.58     $14.34     $13.92     $13.50     $13.50

(a) The Company's common stock is quoted on the Lima Stock Exchange in U.S. dollars.


Metal Price Sensitivity


Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 1998. Estimates are based on
80.2 million shares outstanding.

                                              Copper            Silver             Molybdenum
Change in Metal Price                         $.01/lb.          $1.00/oz.          $1.00/lb.
Annual Change in Earnings
per Share                                     $0.05             $0.02              $0.07



A48


                        Report of Independent Accountants




To the Board of Directors and Stockholders of Southern Peru Copper Corporation

We have audited the accompanying consolidated balance sheets of Southern Peru Copper Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Peru Copper Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

New York, New York
January 23, 1998

A49


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Items 10, 11, 12, and 13

Reference is made to the Section captioned "Executive Officers of the Registrant" on pages A-13 to A-14. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1998 Proxy Statement indicated below:


                                                                         Proxy
                                                                       Statement
Item  Required Information       Proxy Statement Section                 Pages

10.   Directors and Executive    Nominees for Election as Directors
        Officers                   Representing Common Stock and
                                   Nominees for Election as
                                   Directors Representing
                                   Class A Common Stock                   4-7
11.   Executive Compensation     Committee Reports on Executive
                                   Compensation through Employment
                                   Agreements                            12-20
                                 Compensation of Directors and
                                   Compensation Committee Interlocks
                                   and Insider Participation             23-24
12.  Security Ownership          Security Ownership of Certain
                                   Beneficial Owners and Beneficial
                                   Ownership of Management                7-12
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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

      1.  Financial Statements

     The following financial statements of Southern Peru Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

A50

                                                                                           Form
                                                                                           10 - K
                                                                                           Pages
                  Consolidated Statement of Earnings for the years ended
                  December 31, 1997, 1996 and 1995                                            A26

                  Consolidated Balance Sheet at December 31, 1997 and 1996                    A27

                  Consolidated Statement of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                                            A28

                  Consolidated Statement of Stockholders' Equity for the
                  years ended December 31, 1997, 1996 and 1995                                A29

                  Notes to Consolidated Financial Statements                               A30 - A47

                  Report of Independent Accountants                                           A48

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

      3.  Exhibits

       3.1  Restated Certificate of Incorporation, filed December 29, 1995

       3.2  Certificate of Decrease, filed February 29, 1996

       3.3  Certificate of Increase, filed February 29, 1996

       3.4  Certificate of Decrease, filed March 24, 1997

       3.5  Certificate of Increase, filed March 24, 1997

       3.6  By-Laws, as last amended on February 3, 1998

         4.1 Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee.

       4.2 Supplemental Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee.

         4.3 Form of Amended and Restated Collateral Trust Agreement, dated as of July 15, 1997, between Southern Peru Limited and Deutsche Bank AG, New York Branch, as collateral trustee.

       4.4  Form of Series A-1 Secured Export Notes due 2007

      10.1  Form of Agreement Among Certain Stockholders of the Company

A51

      10.2  Tax  Stability   Agreement,   dated  August  8,  1994,  between  the
            Government of Peru and the Company regarding SX/EW facility (and English translation)

      10.3  Incentive Compensation Plan of the Company

      10.4 Supplemental Retirement Plan of the Company, as amended February 3, 1998

      10.5  Stock Incentive Plan of the Company

      10.6  Form of Directors Stock Award Plan of the Company

      10.7  Form of Deferred Fee Plan for Directors, as amended February 3, 1998

      10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees

      10.9 Compensation Deferral Plan, as amended February 3, 1998

      11.   Statement re Computation of Earnings Per Share

      21.1  Subsidiaries of the Company

      23.1  Consent of Independent Accountants


The exhibits listed as 10.4 through 10.9 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(B) Reports on Form 8-K filed in the fourth quarter of 1997 and the first quarter of 1998:

None.


(C) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B1 through B3. Copies of the following exhibits are filed with this Form 10-K:

      3.6 By-Laws, as last amended on February 3, 1998

      10.4 Supplemental Retirement Plan of the Company, as amended February 3, 1998


      10.7  Form of Deferred Fee Plan for Directors, as amended February 3,
            1998

      10.9  Compensation Deferral Plan, as amended February 3, 1998

      11.   Statement re Computation of Earnings Per share

      21.1  Subsidiaries of the Company


      23.1  Consent of Independent Accountants


Copies of exhibits may be acquired upon written request to the Secretary and the payment of processing and mailing costs.

A52

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

                                    SOUTHERN PERU COPPER CORPORATION
                                    (Registrant)


                                 By: /s/ Charles G. Preble
                                    Charles G. Preble
                                    President and Chief Executive Officer

Date:  March 10, 1998

       Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ Richard de J. Osborne                    Chairman of the Board and Director
Richard de J. Osborne

    /s/ Charles G. Preble                        President, Chief Executive Officer and Director
Charles G. Preble                                 principal executive officer)

    /s/ Ronald J. O'Keefe                        Executive Vice President and Chief Financial Officer
Ronald J. O'Keefe                                 (principal financial officer)

    /s/ Brendan M. O'Grady                       Comptroller (principal accounting officer)
Brendan M. O'Grady

                                    DIRECTORS

    /s/ Everett E. Briggs                             /s/ Robert M. Novotny
Everett E. Briggs                                 Robert M. Novotny

    /s/ Jaime Claro                                   /s/ Robert A. Pritzker
Jaime Claro                                       Robert A. Pritzker

    /s/ Augustus B. Kinsolving                        /s/ Michael O. Varner
Augustus B. Kinsolving                            Michael O. Varner

    /s/ Francis R. McAllister                         /s/ J. Steven Whisler
Francis R. McAllister                             J. Steven Whisler

        John F. McGillicuddy                         /s/ David B. Woodbury
John F. McGillicuddy                             David B. Woodbury

    /s/ Kevin R. Morano                              /s/ Douglas C. Yearley
Kevin R. Morano                                  Douglas C. Yearley

    /s/ Robert J. Muth
Robert J. Muth

Date:  March 10, 1998

B1

                        Southern Peru Copper Corporation
                                  Exhibit Index
Sequential
Exhibit                                                              Page
Number                                                              Number

                           Document Description

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

3.4  Certificate of Decrease, filed March 24, 1997
      (Filed as Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

 3.5  Certificate of Increase, filed March 24, 1997
      (Filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

 3.6  By-Laws, as last amended on February 3, 1998                     B7

 4.   Instruments Defining Rights of Security Holders

 4.1 Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee.
      (Filed as Exhibit 4.1(a) to the Company's Registration Statement on Form S-4, as amended by Ammendment No. 1 there to File No. 333-34505, and incorporated herein by reference)

 4.2 Supplemental Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee.
      (Filed as Exhibit 4.1(b) to the Company's Registration Statement on Form S-4, as amended by Ammendment No. 1 there to File No. 333-34305, and incorporated herein by reference)

 4.3 Form of Amended and Restated Collateral Trust Agreement, dated as of July 15, 1997, between Southern Peru Limited and Deutsche Bank AG, New York Branch, as collateral trustee.
      (Filed as Exhibit 4.1(c) to the Company's Registration Statement on Form S-4, as amended by Ammendment No. 1 there to File No. 333-34305, and incorporated herein by reference)

 4.4  Form of Series A-1 Secured Export Notes due 2007
      (Filed as Exhibit 4.1(d) to the Company's Registration Statement on Form S-4, as amended by Ammendment No. 1 there to File No. 333-34305, and incorporated herein by reference)

10.   Material Contracts

B2

                        Southern Peru Copper Corporation
                                  Exhibit Index
Sequential
Exhibit                                                                   Page
Number                                                                   Number
                           Document Description

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

10.3  Incentive Compensation Plan of the Company
      (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference)

10.4  Supplemental Retirement Plan of the Company, as amended               B30
      February 3, 1998

10.5  Stock Incentive Plan of the Company
      (Filed as an Exhibit to the Company's Registration
      Statement on Form S-8 dated March 25, 1996 (Registration
      No. 333-2736) and incorporated herein by reference)

10.6  Form of Directors Stock Award Plan of the Company
      (Filed as Exhibit 10.16 to the Company's Form S-4 and incorporated herein by reference)

10.7  Form of Deferred Fee Plan for Directors, as amended                   B35
      February 3, 1998

10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees
      (Filed as Exhibit 10.17 to the Company's Form S-4 and incorporated herein by reference)

10.9  Compensation Deferral Plan, as amended February 3, 1998               B40

10.10 Credit Agreement dated as of March 31, 1997 among Southern Peru Limited, as Borrower, Southern Peru Copper Corporation, as Guarantor, the several banks and other financial institutions from time to time parties to the Credit Agreement, Morgan Guaranty Trust Company of New York, as Administrative Agent, The Chase Manhattan Bank, as Documentation Agent, Citicorp Securities, Inc., as Syndication Agent, and Deutsche Bank AG, New York Branch, as Security and Collateral Agent.
      (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, File No. 333-3405, and incorporated herein by reference)

B3

                        Southern Peru Copper Corporation
                                  Exhibit Index
Sequential
Exhibit                                                                   Page
Number                                                                   Number
                              Document Description

10.11 First Amendment to the Credit Agreement, dated July 14, 1997.
      (Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4, File No. 333-34305, and incorporated herein by reference)

11.   Statement re Computation of Earnings per Share                        B4

21.1  Subsidiaries of the Company                                           B5

23.1  Consent of Independent Accountants                                    B6

B4

Form 10K


Exhibit 11 Statement re Computation of Earnings per Share

This calculation is submitted in accordance with regulation S-K item 601(b)(11).

Diluted Earnings per Common Share
(in thousands, except per share amounts)

For the years ended December 31,                                                   1997              1996            1995
--------------------------------                                                   ----              ----            ----

                                                                           ==================================================
Net earnings applicable to common stock                                          $185,658         $ 180,512      $ 217,754
                                                                           ==================================================

Weighted average number of common shares outstanding                               80,188
                                                                                                     80,195         65,717
Shares issuable from assumed exercise of Stock Options
                                                                                        9                57              -
                                                                           --------------------------------------------------
Weighted average number of common shares outstanding,
     adjusted                                                                      80,197            80,252         65,717

Diluted earnings per share:
     Net earnings applicable to common stock                                        $2.32           $  2.25        $  3.31
                                                                           ==================================================

Basic earnings per share
     Net earnings applicable to common stock                                        $2.32           $  2.25        $  3.31
                                                                           ==================================================


B5


                        SOUTHERN PERU COPPER CORPORATION

                                  Subsidiaries

                            (More than 50% ownership)

                                                                                           Percentage of voting
                                                                                             securities owned        Key to
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


(A) Included in financial statements of SPCC and consolidated subsidiaries at December 31, 1997.

(B) Excluded from financial statements of SPCC and consolidated subsidiaries (these companies are not in the aggregate considered significant).

(C) Inactive (having no assets or liabilities or undergoing liquidation).

B6

                                                Exhibit 23.1

Form 10-K


Consent of Independent Accountants


We consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (File Nos. 333-2736 and 333-40293) of Southern Peru Copper Corporation of our report dated January 23, 1998, on our audit of the consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries, which report appears on page A48 of this Annual Report on Form 10-K.

We also consent to the reference to our Firm as experts in the prospectuses referred to in the preceding paragraph only insofar as such reference relates to our report appearing on page A48 of this Annual Report on Form 10-K.




                                Coopers & Lybrand L.L.P.



New York, New York

March 16, 1998

B7



                                     BY-LAWS

                                       OF

                        SOUTHERN PERU COPPER CORPORATION


                            (A Delaware Corporation)

                      (As last amended on February 3, 1998)


                                                     ------------


                                   ARTICLE I.

                            MEETINGS OF STOCKHOLDERS.


      SECTION 1.01. Annual Meetings. The annual meeting of the stockholders of the Corporation for the election of directors and for the transaction of such other business as properly may come before the meeting shall be held at 2 o'clock in the afternoon, or on such other date or at such other hour as shall be fixed by the Board of Directors (the "Board"), on the Thursday next following the last Wednesday of April in each year, commencing April 25, 1996, if not a legal holiday, or, if a legal holiday, then on the next succeeding day not a legal holiday.

      SECTION 1.02. Special Meetings. Except as provided by Section 211(c) of the General Corporation Law of the State of Delaware with respect to meetings ordered by the Court of Chancery, special meetings of the stockholders may be called at any time but only by the Chairman of the Board, the President, the Board pursuant to a resolution approved by eight Directors or by a holder of shares representing at least 10% of the then outstanding number of shares of the Corporation's Class A Common Stock (as defined below). In the event that all outstanding shares of Class A Common Stock shall be converted into shares of Common Stock in accordance with the provisions of Paragraph 4.9 of the Certificate of Incorporation, then a holder of shares representing at least 10% of the then outstanding number of shares of the Corporation's Common Stock may call a special meeting of the stockholders.

     SECTION 1.03. Place of Meeting. All meetings of the stockholders shall be held at the principal office of the Corporation in New York City or at such other place, within or without the State of Delaware, as may be designated by the Board and stated in the notice of the meeting.

     SECTION 1.04. Notice of Meetings. Except as otherwise required by statute, the Secretary or an Assistant Secretary shall cause notice of the time, place and purpose or purposes of each meeting of the stockholders (whether annual or special) to be mailed or otherwise delivered, at least ten (but not more than sixty) days prior to the meeting to each stockholder of record entitled to notice of and to vote at such meeting at his address as the same appears on the books of the Corporation at the time of such mailing or delivery. Notice of any meeting of stockholders shall not be required to be given to any person

B8

who may become a stockholder of record after such mailing or delivery of such notice and prior to the meeting, or to any stockholder who shall sign a waiver of such notice in writing, whether before or after the time of such meeting. Notice of any adjourned meeting of the stockholders of the Corporation shall not be required to be given, unless otherwise required by statute.

     SECTION 1.05. List of Stockholders Entitled to Vote. At least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder shall be prepared. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

     SECTION 1.06. Quorum. Unless otherwise provided by statute or by the Certificate of Incorporation, the presence in person or by proxy of the holders of record of the shares entitled to cast a majority of the votes at any meeting of the stockholders shall constitute a quorum at such meeting. Unless otherwise provided by statute or by the Certificate of Incorporation, whenever the holders of any class or series of shares are entitled to vote separately on a specified item of business, the presence in person or by proxy of stockholders holding of record in the aggregate a majority of the outstanding shares of such class or series entitled to vote shall constitute a quorum for the transaction of such specified item of business. Whether or not a quorum shall be present at any meeting of the stockholders, the stockholders entitled to vote who are present in person or by proxy, or, if no stockholder entitled to vote is present in person or by proxy, any officer authorized to preside or act as Secretary of such meeting, without notice other than by announcement at such meeting, may adjourn such meeting from time to time for a period not exceeding thirty days at any one time. At any such adjourned meeting at which a quorum may be present any business may be transacted which might have been transacted at the meeting as originally called. If a record date for the determination of the stockholders entitled to notice of and to vote at such meeting as originally called shall have been fixed as hereinafter provided, said record date shall apply to any such adjourned meeting unless the Board fixes a new record date for such adjourned meeting, in which case notice of said adjourned meeting shall be given to each stockholder of record on the new record date at least ten days before the date of said adjourned meeting.

     SECTION 1.07. Organization. The Chairman of the Board, or in his absence the President, shall preside at all meetings of stockholders. If both are absent, any other officer designated by the Board shall preside. If no officer so designated is present, the stockholders present in person or represented by proxy may elect one of their number to preside. The Secretary shall act as secretary at all meetings of the stockholders; but in the absence of the Secretary the presiding officer may appoint any person to act as secretary of the meeting.

     SECTION 1.08. Voting. At each meeting of the stockholders each stockholder having the right to vote shall be entitled to such vote for each share of stock held by him as may be provided in the Certificate of Incorporation. At each meeting of the stockholders each stockholder entitled to vote shall be entitled to vote in person or by proxy. Every

B9

proxy shall be executed in writing by the stockholder or his agent unless given by telegram or cable. A copy or facsimile telecommunication may be substituted or used in lieu of the original writing or transmission so long as such copy or facsimile telecommunication is a complete reproduction of the entire original writing or transmission. No proxy shall be valid after eleven months from the date of its execution, unless a longer time is expressly provided therein, but in no event shall a proxy be valid after three years from the date of its execution, except as provided in Section 2.4 of the Agreement Among Certain Stockholders, as executed by ASARCO Incorporated, Cerro Trading Company, Inc. and Phelps Dodge Overseas Capital Corporation, as the same may be supplemented or amended (the "Stockholders' Agreement"). At all meetings of the stockholders, all matters, other than those the manner of deciding which is expressly regulated by statute or by the Certificate of Incorporation or by Sections 2.04 or 2.09 of Article II, shall be decided by a majority of the votes cast in person or by proxy by the holders of shares entitled to vote thereon. Shares belonging to the Corporation shall not be voted or counted in determining the total number of shares outstanding at any time.

     SECTION 1.09. Inspectors. The Board shall, in advance of any meeting of stockholders, appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed or shall fail to qualify, the person presiding at such meeting shall appoint one or more inspectors to act at such meeting. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his ability.

     SECTION 1.10. Consent of Stockholders in Lieu of Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.


                                   ARTICLE II.

                               BOARD OF DIRECTORS.


     SECTION 2.01. General Powers. The property, affairs and business of the Corporation shall be managed under the direction of the Board.

      SECTION 2.02. Number, Term of Office and Qualifications. The number of directors which shall constitute the entire Board shall be one, until such time as such sole director shall increase the number of directors. At such time, the sole director shall increase the number of directors to fifteen, of which one of the directors shall be the President of the Corporation. The Certificate of Incorporation designates two series of capital stock of the Corporation, Common Stock, par value one cent ($0.01) per share (the "Common Stock"), and Class A Common Stock, par value one cent ($0.01) per share (the "Class A Common

B10

Stock" and, together with the Common Stock, the "Common Shares"). The directors shall be elected annually at the annual meetings of the stockholders, and each director (whether elected at any annual meeting or to fill a vacancy or otherwise) shall hold office until his successor is elected and qualified or until his death or until he shall resign in the manner provided in Section 2.10, or shall have been removed in the manner provided in Section 2.09.

      SECTION 2.03. Nominations of Director Candidates. (a) Nominations for the election of directors to be elected by a vote of the holders of Class A Common Stock (the "Class A Common Stock Directors") may be made by the Board, by a Committee appointed by the Board or by any holder of Class A Common Stock entitled to vote in the election of Class A Common Stock Directors, subject in each case to the provisions of the Stockholders' Agreement.

         (b) Nominations for the election of directors to be elected by the holders of Common Stock (the "Common Stock Directors") may be made by the Board, by a committee appointed by the Board or by any holder of Common Stock entitled to vote in the election of the Common Stock Directors. Any holder of Common Stock entitled to vote in the election of Common Stock Directors may nominate one or more persons for election as Common Stock Directors at a stockholders' meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, January 25, 1996 with respect to the 1996 annual meeting of stockholders, and with respect to subsequent annual meetings, 90 days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) each nominee's age and principal occupation or employment; (c) the number of shares of equity securities of the Corporation beneficially owned by each nominee; (d) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (e) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (f) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (g) the consent of each nominee to serve as a director of the Corporation if so elected. A stockholder who does not comply with the foregoing procedure may be precluded from nominating a candidate for election as a director at a meeting of stockholders.

      SECTION 2.04. Election of Directors. At each meeting of the stockholders for the election of directors, (i) the holders of Common Stock shall be entitled by class vote, exclusive of all other stockholders, to elect two of the Corporation's directors, with each share of Common Stock entitled to one vote, such directors to be elected by a plurality of the votes cast at such election by the holders of Common Stock entitled to vote, and (ii) the holders of Class A Common Stock shall be entitled by class vote, exclusive of all other

B11

stockholders, to elect the remaining thirteen directors of the Corporation, one of whom shall be the President of the Corporation. In the event that all outstanding shares of Class A Common Stock shall be converted into shares of Common Stock (the effective date of the conversion of the last outstanding share of Class A Common Stock being the "Total Conversion Date"), then the thirteen members of the Corporation's Board of Directors who previously were elected by the holders of the Class A Common Stock pursuant to this Paragraph 2.04 shall, at the next annual meeting of stockholders following such Total Conversion Date (or at a special meeting called after the Total Conversion Date for the purpose of electing directors), be elected by the holders of Common Stock, with each share of Common Stock entitled to one vote.

      SECTION 2.05. Annual and Regular Meetings. An annual meeting of the Board shall be held in each year on the day of the annual meeting of the stockholders, at such time as is convenient either before or after such meeting, at the place where such meeting is held or at such other place as may be fixed by the Board, and if so held no notice of such annual meeting need be given to any director of the Corporation. If the annual meeting of the Board shall not be so held on the day of the annual meeting of stockholders in any year, such meeting shall be held as soon thereafter as practicable, upon the notice provided for in Section
2.06 of this Article II in the case of special meetings, at such time and place (which may be within or outside the State of Delaware) as may be specified in the notice or waiver of notice of such meeting. The Board from time to time may provide for the holding of other regular meetings of the Board and fix the time and place (which may be within or outside of the State of Delaware) thereof. Notice of regular meetings shall not be required to be given; provided, however, that in case the Board shall fix or change the time or place of regular meetings, notice of such action shall be mailed promptly to each director who shall not have been present at the meeting at which such action was taken, addressed to him at his usual place of business. Any or all directors may participate in meetings of the Board or Committees of the Board by means of conference telephone or by any means of communication by which all persons participating in the meeting are able to hear each other, and such participation shall constitute presence in person at such meeting.

      SECTION 2.06. Special Meetings; Notice. Special meetings of the Board shall be held whenever called by the Chairman of the Board, the President, the Chairman of the Executive Committee or by three of the directors at such time and place (which may be within or outside of the State of Delaware) as may be specified in the respective notices or waivers of notice thereof; provided that, if the Chairman is unable to serve by reason of death, disability or other cause beyond his control, the available director who is most senior in terms of length of service as a director, or, if there is more than one such available director of equal seniority, any such director, shall promptly call a special meeting of the Board to appoint an interim or replacement chairman. Except as otherwise required by statute, notice of each special meeting shall be mailed to each director addressed to him at his usual place of business at least three days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, cable, telex or facsimile, or if such notice is not feasible, shall be given by telephone or two-way radio, or shall be delivered personally, not later than one day before the day on which the meeting is to be held; provided, however, that if the meeting is to be held outside the United States, the notice, if mailed, shall be mailed at least ten days before the day on which the meeting is to be held, or, if sent by telegram, cable, telex or facsimile, or if such notice is not feasible, by

B12

telephone or two-way radio, or delivered personally, not later than five days before the day on which the meeting is to be held. Notice of any special meeting shall not be required to be given to any director who shall attend such meeting in person, or to any director who shall sign a waiver of notice of such meeting, whether before or after the time of such meeting; and any such meeting shall be a valid meeting without any notice thereof having been given if all the directors shall be present thereat and none of them shall protest such lack of notice prior to the conclusion of the meeting. Notice of any adjourned meeting shall not be required to be given.

      SECTION 2.07. Quorum. At meetings of the Board, the presence of eight Directors shall be necessary and sufficient to constitute a quorum for the transaction of business and the affirmative vote of a majority of the directors present shall be necessary for the adoption of any resolution or the taking of any action unless the matter is one for which by express provision of the Certificate of Incorporation or of these By-laws, or by law, a different vote is required. In the absence of a quorum, a majority of the directors present may adjourn the meeting from time to time until a quorum shall be present.

      SECTION 2.08. Organization. The Chairman of the Board, or in his absence the President, shall preside at all meetings of the Board. If both are absent, the Board shall appoint a temporary chairman from among the directors present. The Board shall follow such order of business at its meetings as it may from time to time determine.

      SECTION 2.09. Removal of Directors. Any director may be removed at any time, either for or without cause, by the affirmative vote in person or by proxy of stockholders holding of record in the aggregate a majority of the outstanding shares of the class of stock of the Corporation entitled to vote for such director, voting as a class, given at a special meeting of said stockholders called for that purpose; provided, however, that with respect to the removal of any director elected by the holders of Class A Common Stock, a replacement director shall be concurrently designated and elected in accordance with the requirements of Section 2.2 of the Stockholders' Agreement.

      SECTION 2.10. Resignations. Any director may resign at any time by giving written notice of such resignation to the Board, the Chairman of the Board, the President or the Secretary of the Corporation. Unless a subsequent time is specified in written notice, such resignation shall take effect upon receipt thereof by the Board or any such officer.

      SECTION 2.11. Vacancies. If any vacancy shall occur in the Board by reason of death, resignation, disqualification, removal or other, the remaining directors shall continue to act. Subject to Section 2.09 of this Article and
Section 2.2 of the Stockholders' Agreement, vacancies shall be filled by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board. Any director elected in accordance with the preceding sentence shall hold office until the next succeeding annual meeting of stockholders, or a special meeting at which directors are elected, and until such director's successor shall have been duly elected and qualified.

      SECTION 2.12. Compensation of Directors. Each director who is not compensated as an employee of the Company shall receive such compensation for attendance at meetings of the Board, or of any committee appointed by the Board, as the Board may fix and determine from time to time.

B13


      SECTION 2.13. Designation as Director Emeritus. The Board may, in its sole discretion, grant the honorary title of Director Emeritus to a former director of the Corporation in recognition of service to the Corporation. Such title shall be honorary only, and a Director Emeritus shall not be a "Director" as that term is used in these By-Laws or in any document of the Corporation. Any such Director Emeritus shall have no duties or responsibilities to the Corporation, nor any authority to act on behalf of the Corporation or receive any compensation from it solely by virtue of holding such title.


                                  ARTICLE III.

                              EXECUTIVE COMMITTEE.


      SECTION 3.01. Powers. During the intervals between meetings of the Board, the Executive Committee shall have and may exercise all the powers and authority of the Board, except as prohibited by statute, in the management of the business and affairs of the Corporation, including the power and authority of the Board to declare a dividend and to authorize the issuance of stock, and may authorize the seal of the Corporation to be affixed to all papers which may require it. In the discretion of the Board, the Executive Committee shall have such more limited or specific powers as the Board may from time to time designate.
      SECTION 3.02. Designation of Members; Qualifications; Term of Office; Alternate Members. The Board, by resolution or resolutions passed in the manner provided in Section 2.07, shall designate from among its members an Executive Committee of five members, one of whom shall be the President of the Corporation. The Board, by resolution or resolutions passed in the manner provided in Section 2.07, shall designate, from among the five designees to the Executive Committee, a Chairman of the Executive Committee. Thereafter, members of the Executive Committee shall be designated annually, in like manner, at the annual meetings of the Board. Each member of the Executive Committee (whether designated at an annual meeting of the Board or to fill a vacancy or otherwise) shall be and remain a director and shall hold office until his successor shall have been designated or until he shall cease to be a director or until his death or until he shall resign in the manner provided in Section 3.05 of this Article or shall have been removed in the manner provided in Section 3.06 of this Article. The Board, by resolution or resolutions passed in the manner provided in Section 2.07, may appoint another member of the Board to serve as an alternate to any director appointed to the Executive Committee. During any meeting of the Executive Committee which shall be attended by an alternate so appointed and not attended by the member for whom such alternate was appointed as an alternate, the alternate shall be deemed a member of the Executive Committee for all purposes in the place of the member for whom he was appointed an alternate.

      SECTION 3.03. The Chairman of the Executive Committee. The Board, by resolution or resolutions passed in the manner provided in Section 2.07, shall designate, from among the five designees to the Executive Committee, a Chairman of the Executive Committee. The Chairman of the Executive Committee shall preside at all meetings of the Executive Committee and shall perform such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board or the Executive Committee.

     SECTION 3.04. Meetings; Notices; Records. The Executive Committee may hold regular and special meetings at such place or places (within or outside the State of Delaware) and at such time or times as it shall

B14

determine from time to time. Notice of regular meetings shall not be required to be given; provided, however, that whenever the time or place of regular meetings shall be fixed or changed, notice of such action shall be mailed promptly to each member who shall not have been present at the meeting at which such action was taken, addressed to him at his usual place of business. Notice of each special meeting shall be mailed to each member addressed to him at his usual place of business at least three days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, cable, telex or facsimile, or if such notice is not feasible, shall be given by telephone or two-way radio, or shall be delivered to him personally, not later than two days before the day on which the meeting is to be held; provided, however, that if the meeting is to be held outside the United States, the notice, if mailed, shall be mailed at least ten days before the day on which the meeting is to be held, or, if sent by telegram, cable, telex or facsimile, or if such notice is not feasible, by telephone or two-way radio, or delivered personally, not later than five days before the day on which the meeting is to be held. Notice of any special meeting need not be given to any member who (or the alternate of whom) shall attend such meeting in person, or who shall sign a waiver of notice of such meeting, whether before or after the time of such meeting; and any such meeting shall be a valid meeting without any notice thereof having been given if all the members shall be present thereat (a member being deemed present if his alternate is present) and none of them shall protest such lack of notice prior to the conclusion of the meeting. No notice need be given to any alternate member, and no notice need be given of any adjourned meeting. The Executive Committee shall keep a record of its proceedings.

   SECTION 3.05. Quorum and Manner of Acting. (a) At all meetings of the Executive Committee the presence of at least four members shall be necessary and sufficient to constitute a quorum for the transaction of business, and the affirmative vote of all members who are present shall be necessary for the adoption of any resolution or the taking of any action. All questions on which such a vote shall not have been obtained shall be referred to the Board.

           (b) Minutes of all meetings of the Executive Committee will be delivered to the entire Board. Copies of all materials submitted to the Executive Committee will be made available to the entire Board.

   SECTION 3.06. Resignations. Any member of the Executive Committee may resign at any time by giving written notice of such resignation to the Board, the Chairman of the Board, the President or the Secretary of the Corporation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board or any such officer.

   SECTION 3.07. Removal. Any member of the Executive Committee may be removed at any time, either for or without cause, by resolution passed at any meeting of the Board in the manner provided in Section 2.07.

   SECTION 3.08. Vacancies. If any vacancy shall occur in the Executive Committee by reason of disqualification, death, resignation, removal or otherwise, the remaining members shall continue to act and such vacancy may be filled at any meeting of the Board by resolution passed in the manner provided in Section 2.07.

B15


                                   ARTICLE IV.

                                OTHER COMMITTEES.


         SECTION 4.01. Committees of the Board. The Board, by resolution passed in the manner provided in Section 2.07, may appoint from among its members one or more additional committees, each of which shall have at least two members and each of which, to the extent provided in the resolution, shall have and may exercise all the authority of the Board except as otherwise provided by statute. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board, and the quorum for the Audit Committee shall be the presence in person or by telephone of one member, but in no case less than one-third of the total number of members of the Audit Committee.


                                   ARTICLE V.

                                    OFFICERS.


         SECTION 5.01. Number. The Board of Directors may elect a Chairman of the Board, who shall be a director, and shall elect a President, who shall be a director, one or more Vice Presidents, a Treasurer, a Comptroller, a Secretary and a General Auditor. The Board of Directors may elect such other officers as may be appointed in accordance with the provisions of Section 5.03. In addition, the Board may designate one or more of the Vice Presidents as Executive Vice President or Senior Vice President. Any two or more offices may be held by the same person but no officer shall execute, acknowledge, or verify any instrument in more than one capacity if such instrument is required by law or the By-Laws to be executed, acknowledged, or verified by two or more officers.

         SECTION 5.02. Election, Term of Office and Qualifications. Each officer (except such officers as may be appointed in accordance with the provisions of Section 5.03) shall be elected by the Board annually at its annual meeting, provided, however, that officers may be elected at any meeting of the Board to fill vacancies or additional offices. Each such officer (whether chosen at an annual meeting of the Board or to fill a vacancy or otherwise) shall hold office until the next annual meeting of the Board and until his successor shall have been elected and qualified, or until his death, or until he shall resign in the manner provided in Section 5.04 or shall have been removed in the manner provided in 5.05.

         SECTION 5.03. Appointed Officers and Agents. In addition to the officers of the Corporation to be elected pursuant to Section 5.02, the Board, or the Chairman of the Board or the President with the approval of the Board, may from time to time appoint such other officers and agents as the Board or the officer making such appointment may deem necessary or advisable, to hold office for such period, have such authority and perform such duties as may be determined from time to time by the Board or the officer making such appointment.

         SECTION 5.04. Resignations. Any officer may resign at any time by giving written notice of such resignation to the Board, the Chairman of the Board, the President or the Secretary. Unless a subsequent time

B16

is specified in such written notice, such resignation shall take effect upon receipt thereof.

         SECTION 5.05. Removal. All officers, except those appointed in accordance with the provisions of Section 5.03, may be removed, either for or without cause, at any meeting of the Board called for that purpose, by resolution passed by a vote of a majority of the entire Board. The officers and agents appointed in accordance with the provisions of Section 5.03 may be removed, either for or without cause, at any meeting of the Board by resolution passed by a majority of a quorum, or by any superior officer or agent upon whom such power of removal shall have been conferred by the Board.

         SECTION 5.06. Vacancies. A vacancy in any office by reason of death, resignation, removal, disqualification or any other cause shall be filled in the manner provided in this Article V for election or appointment to such office.

         SECTION 5.07. The Chairman of the Board. The Chairman of the Board, if one shall have been elected, shall preside at all meetings of the stockholders and of the Board. He may sign certificates representing stock of the Corporation, the issuance of which shall have been authorized by the Board. He shall perform such other duties as are required of him by these By-Laws or as from time to time may be assigned to him by the Board. Subject to the discretion of the Board, the Chairman of the Board may be designated by the Board as the chief executive officer of the Corporation.

         SECTION 5.08. The President. Unless the Board of Directors otherwise determines, the President shall be the chief executive officer of the
Corporation. Subject to the direction of the Board and the Chairman of the Board, he shall have general charge of the business, affairs and property of the Corporation and general supervision over its officers and agents. He shall see that all orders and resolutions of the Board are carried into effect. Unless the Board of Directors otherwise determines, in the absence or in the case of the death or disability of the Chairman of the Board, or in the event of and during the period of a vacancy in that office, he shall have and exercise all powers of the Chairman of the Board. He may sign certificates of stock of the Corporation, the issuance of which shall have been authorized by the Board. From time to time he shall report to the Board all matters within his knowledge which the interests of the Corporation may require to be brought to its notice. He shall perform such other duties as are given to him by these By-Laws or as may from time to time be assigned to him by the Board or the Chairman of the Board.

         SECTION 5.09. Absence of the Chairman and President. In the absence or in the case of the death or disability of the Chairman of the Board and the President, any officer designated by the Chairman of the Board or by the Board shall perform the duties of the Chairman of the Board and, when so acting, such officer shall have and exercise all the powers of the Chairman of the Board.

         SECTION 5.10. The Vice Presidents. Each Executive Vice President, Senior Vice President and Vice President shall have the power of signing deeds, contracts and other instruments requiring execution by the Corporation, and shall perform such other duties as shall be assigned to him by the Chairman of the Board or President from time to time. Any Executive Vice President, Senior Vice President or Vice President may sign certificates representing stock of the Corporation the issuance of which shall have been authorized by the Board. One of the Vice Presidents, as designated from time to time by the Chairman of

B17

the Board, shall act as the custodian of all deeds, leases, contracts and other legal documents and all other important papers and records of the Corporation which are delivered to him for safekeeping.

         SECTION 5.11.  The Treasurer.  The Treasurer shall

         (a) have charge of and be responsible for the funds of the Corporation;

         (b) cause the moneys of the Corporation to be deposited in the name and to the credit of the Corporation in such banks or trust companies or with such bankers or other depositaries as shall be selected in accordance with Section 6.03 or to be otherwise dealt with in such manner as the Board may direct;

         (c) render to the Chairman of the Board, the President or the Board, whenever requested, a statement of all his transactions as Treasurer;

         (d) sign (unless the Secretary, an Assistant Secretary or an Assistant Treasurer shall sign) certificates representing stock of the Corporation the issuance of which shall have been authorized by the Board; and

         (e) in general, perform all duties incident to the office of Treasurer and such other duties as are required of him by these By-Laws or as from time to time may be assigned to him by the Board, the Chairman of the Board or the President.

         SECTION 5.12. The Comptroller. The Comptroller shall be the chief accounting officer of the Corporation. He shall

         (a) establish and maintain accounting policies, practices and procedures, including an adequate system of internal controls to safeguard the assets and properly determine the liabilities of the Corporation;

         (b) cause appropriate accounting records to be maintained and reports rendered;

         (c) establish and administer the tax policy, planning and compliance functions;

         (d) prepare appropriate financial reports for government agencies, stockholders, creditors and stock exchanges;

         (e) be the custodian of all securities, negotiable instruments and other like assets of the Corporation;

         (f) be empowered from time to time to require from any and all officers or agents of the Corporation reports or statements giving such information as he may desire with respect to any and all transactions of the Corporation;

         (g) render to the Chairman of the Board, the President or the Board, whenever requested, such statements and accounts as ma be required; and.

         (h)  in  general,   perform  all  duties  incident  to  the  office  of
              Comptroller and such other duties as are required of him by

B18

                  these By-Laws or as from time to time may be assigned to him by the Board, the Chairman of the Board or the President.

         SECTION 5.13.  The Secretary.  The Secretary shall

         (a)      record  all  votes  and  the  minutes  of  all   meetings  of
                  the stockholders and the Board, and of committees of directors when required, in a book or books to be kept for that purpose;

         (b) cause all notices to be duly given in accordance with the provisions of these By-Laws and as required by statute;

         (c) be custodian of the seal of the Corporation, and cause such seal or a facsimile thereof to be affixed to all certificates representing stock of the Corporation prior to the issuance thereof and to all instruments the execution of which on behalf of the Corporation under its seal shall have been duly authorized in accordance with these By-Laws;

         (d) see that the books, reports, statements, certificates and other documents and records, other than the financial and stock books, required by statute, are properly kept and filed;

         (e) sign (unless the Treasurer, an Assistant Treasurer or Assistant Secretary shall sign) certificates representing stock of the Corporation the issuance of which shall have been authorized by the Board; and

         (f) in general, perform all duties incident to the office of Secretary and such other duties as are required of him by these By-Laws or as from time to time may be assigned to him by the Board, the Chairman of the Board or the President.

         SECTION 5.14. General Auditor. The General Auditor shall be the chief auditing officer of the Corporation. He shall determine the adequacy of the system of internal control, investigate compliance with Corporation policy and procedures, verify the existence of assets of the Corporation, see that proper safeguards are maintained to prevent or discover fraud and check on the reliability of the accounting and reporting system. He shall render such reports as may be requested, and perform such other duties as may be assigned to him, by the Board, the Chairman of the Board or the President.


                                   ARTICLE VI.

                EXECUTION OF INSTRUMENTS, BORROWING OF MONEY AND
                           DEPOSIT OF CORPORATE FUNDS.


         SECTION 6.01. Execution of Instruments. All deeds, contracts and other instruments requiring execution by the Corporation shall be signed by the Chairman of the Board, the President, the Chairman of the Executive Committee, an Executive Vice President, a Senior Vice President, a Vice President, or the Treasurer, and attested or countersigned by the Comptroller, an Assistant Comptroller, the Secretary, an Assistant Secretary, or an Assistant Treasurer; provided, however, that authority to sign any deeds, contracts or other instruments requiring execution by the Corporation may be conferred by the Board upon any person or persons whether or not such person or

B19

persons be officers of the Corporation; and provided, further, that the Chairman of the Board, the President, the Chairman of the Executive Committee and any Executive Vice President may delegate, from time to time, by instrument in writing, all or any part of his or her authority to any other person or persons. Such authority may be general or confined to specific instances.

         SECTION 6.02. Indebtedness. When so authorized by the Board, any officer or agent of the Corporation may effect loans and advances at any time for the Corporation secured by mortgage or pledge of the Corporation's property or otherwise, and may do every act and thing necessary or proper in connection therewith. Such authority may be general or confined to specific instances.

         SECTION 6.03. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to its credit in such banks or trust companies or with such bankers or other depositaries as the Board may select, or as may be selected by any officer or officers, or agent or agents, authorized so to do by the Board.

         SECTION 6.04. Checks, Drafts, etc. All notes, drafts, acceptances, checks, endorsements, and all evidences of indebtedness of the Corporation whatsoever, shall be signed by such officer or officers or such agent or agents of the Corporation and in such manner as the Board from time to time may determine.

         SECTION 6.05. Proxies. Proxies to vote with respect to shares of stock of other corporations owned by or standing in the name of the Corporation may be executed and delivered from time to time on behalf of the Corporation by the Chairman of the Board, the President, the Chairman of the Executive Committee, an Executive Vice President, a Senior Vice President, a Vice President or the
Treasurer, and attested or countersigned by the Secretary or an Assistant Secretary of the Corporation, or by any other person or persons thereunto authorized by the Board.


                                  ARTICLE VII.

                                SHARES OF STOCK.


         SECTION 7.01. Certificates of Stock. Every holder of stock in the Corporation shall be entitled to have a certificate, signed by the Chairman of the Board, the President, an Executive Vice President, a Senior Vice President, or a Vice President, and by the Treasurer, an Assistant Treasurer, the
Secretary, or an Assistant Secretary (or signed in such other manner as may be required or permitted by statute) certifying the number of shares owned by him in the Corporation. Each such certificate shall be signed by the Corporation's transfer agent or an assistant transfer agent and by the Corporation's registrar, at least one of whom shall not be an officer or employee of the Corporation. Any such signature required hereunder may be facsimile; and in case any officer, transfer agent, assistant transfer agent or registrar whose facsimile signature has been used on any such certificate shall cease to hold such office before it shall have been issued, such certificate shall nevertheless be deemed adopted and approved by the Corporation for issuance and delivery thereafter. Certificates representing shares of stock of the Corporation shall be in such form as shall have been approved by the Board and the seal of the Corporation or a facsimile thereof shall be affixed thereto. There shall be entered upon the stock books of the Corporation at the time of issuance of each share the

B20

number of the certificate issued, the name of the person owning the shares represented thereby, the number and class of such shares and the date of issuance thereof. Every certificate exchanged or returned to the Corporation shall be marked "Canceled," with the date of cancellation indicated thereon.

         SECTION 7.02. Transfer of Stock. Transfer of shares of the stock of the Corporation shall be made on the books of the Corporation by the holder of record thereof, or by his attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the Secretary, and on surrender of the certificate or certificates representing such shares. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the absolute owner thereof for all purposes, and accordingly shall not be bound to recognize any legal, equitable or other claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, except as otherwise expressly provided by the statutes of the State of Delaware.

         SECTION 7.03. Regulations. Subject to the provisions of this Article VII, the Board may make such rules and regulations as it may deem expedient concerning the issuance, transfer and registration of certificates for shares of the stock of the Corporation.

         SECTION 7.04. Transfer Agents and Registrars. The Board shall appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of stock of the Corporation and all such certificates shall bear the signatures of at least one transfer agent and one registrar.

         SECTION 7.05. Fixing of Record Date. For the purpose of determining the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining stockholders entitled to receive payment of any dividend or allotment or any right, or for the purpose of any other action, the Board may fix, in advance, a date as the record date for any such determination of stockholders. Such date shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action.

         SECTION 7.06. Lost or Destroyed Certificates. The holder of any shares of stock of the Corporation shall immediately notify the Corporation and its transfer agents and registrars, if any, of any loss or destruction of the certificate representing the same. The Corporation may issue a new certificate in the place of any certificate theretofore issued by it alleged to have been lost or destroyed, and the Board may require the owner of the lost or destroyed certificate or his legal representatives to give the Corporation a bond in such sum or without limit as to amount as the Board may direct, and with such surety or sureties as may be satisfactory to the Board, to indemnify the Corporation against any claim that may be made against it or any such transfer agent or registrar with respect to any such certificate alleged to have been lost or destroyed. A new certificate may be issued without requiring any Bond when, in the judgment of the Board, it is proper so to do.


                                  ARTICLE VIII.

                                 MISCELLANEOUS.

B21


         SECTION 8.01. Offices. The Corporation may establish and maintain one or more offices outside of the State of Delaware, in such places as the Board from time to time may deem advisable.

         SECTION 8.02. Corporate Seal. The corporate seal shall be circular in form and shall bear the name of the Corporation and shall otherwise be in such form as shall have been or shall be approved from time to time by the Board.

         SECTION 8.03. Fiscal Year. The fiscal year of the Corporation shall begin on the first day of January in each year and shall end on the thirty-first day of the following December.

         SECTION 8.04. Word Usage. Use of the masculine pronoun shall be deemed to include usage of the feminine pronoun where appropriate.

         SECTION 8.05. Amendments. These By-Laws may be altered or amended at any meeting of the stockholders (annual or special) at which a quorum is present, if notice of the proposed alteration or amendment be contained in the notice of the meeting, by the affirmative vote of the holders of at least a majority of the voting power of all Common Shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to five votes, or at any regular or special meeting of the Board by the affirmative vote of eight Directors if notice of the proposed alteration or amendment be contained in the notice of such meeting or if all the directors are present; provided, however, that Section 1.02 of Article I, Sections 2.02, 2.04 and 2.09 of Article II and this proviso to Section 8.05 of
Article VIII shall not be altered, amended or repealed, and no provision inconsistent with such provisions shall be adopted, except by the affirmative vote of the holders of at least 80% of the voting power of all Common Shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to five votes; and provided, further, that Article IX shall not be altered, amended or repealed, and no provision inconsistent with its provisions shall be adopted, except in accordance with the provisions of Section 9.17 therein.

B22

                                   ARTICLE IX.

                                INDEMNIFICATION.


         SECTION 9.01. General. The Corporation shall indemnify against Liabilities (as hereinafter defined) and advance Expenses (as hereinafter defined) to an Indemnitee (as hereinafter defined) to the fullest extent permitted by applicable law and as provided in this Article.

         SECTION 9.02. Proceedings Other Than Proceedings by or in the Right of the Corporation. An Indemnitee shall be entitled to the indemnification provided in this Section 9.02 if, by reason of his being or having been a Corporate Agent (as hereinafter defined), he is, or is threatened to be made, a party to any threatened, pending or completed Proceeding (as hereinafter defined), other than a Proceeding by or in the right of the Corporation. Pursuant to this Section 9.02, an Indemnitee shall be indemnified against Expenses and Liabilities actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

         SECTION 9.03. Proceedings by or in the Right of the Corporation. An Indemnitee shall be entitled to the indemnification provided in this Section
9.03 if, by reason of his being or having been a Corporate Agent, he is, or is threatened to be made, a party to any threatened, pending or completed Proceeding brought by or in the right of the Corporation to procure a judgment in its favor. Pursuant to this Section 9.03, an Indemnitee shall be indemnified against Expenses actually and reasonably incurred by him or on his behalf in connection with such Proceeding and against any amount paid in settlement of such Proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation. Notwithstanding the foregoing, no indemnification against such Expenses shall be made in respect of any claim, issue or matter in such Proceeding as to which the Indemnitee shall have been adjudged to be liable to the Corporation, unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such Proceeding was brought shall decide that, despite the adjudication of liability, the Indemnitee is fairly and reasonably entitled to indemnity for such Expenses in view of all the circumstances of the case; provided further, that, with respect to indemnification for settlement of any such Proceeding, the Corporation shall provide indemnification only if either the amount paid in settlement is reasonable under all the facts and circumstances, including its relationship to the estimated expense of litigating the Proceeding to conclusion, or the Court of Chancery of the State of Delaware, or the court in which such Proceeding was brought or is pending, shall determine, upon application, that in view of all the circumstances of the case, the Indemnitee is fairly and reasonably entitled to indemnification for such settlement. No indemnification for amounts paid in settlement of any such Proceeding shall be required unless the Corporation has given its prior consent to such settlement.

         SECTION 9.04. Indemnification for Expenses of a Party Who is Wholly or Partially Successful. Notwithstanding any other provision of this Article, to the extent that an Indemnitee is, by reason of his being or having been a Corporate Agent, a party to any Proceeding and is successful, on the merits or otherwise, in such Proceeding, he shall be

B23

indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith. If an Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Corporation shall indemnify such Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with each successfully resolved claim, issue or matter. For purposes of this Section 9.04 and without limitation, the termination of any claim, issue or matter in such a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.

         SECTION 9.05. Indemnification for Expenses of a Witness. Notwithstanding any other provision of this Article, to the extent that an Indemnitee is, by reason of his being or having been a Corporate Agent, a witness in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

         SECTION 9.06. Advancement of Expenses. The Corporation shall advance all reasonable Expenses incurred by or on behalf of an Indemnitee in connection with any Proceeding upon the receipt by the Corporation of a statement or statements from the Indemnitee requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by the Indemnitee or refer to invoices or bills for Expenses furnished or to be furnished directly to the Corporation, and shall include or be preceded or accompanied by an undertaking by or on behalf of the Indemnitee to repay any Expenses advanced unless it shall ultimately be determined pursuant to Section
9.07 of this Article that the Indemnitee is entitled to be indemnified against such Expenses.

         SECTION 9.07. Procedure for Determination of Entitlement to Indemnification.

               (a)  To  obtain   indemnification   under  this  Article,   an
         Indemnitee shall submit to the Corporation a written request for indemnification, and provide for the furnishing to the Corporation of such documentation and information as is reasonably available to the Indemnitee and is reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification. The Secretary of the Corporation shall, promptly upon receipt of such a request for indemnification, advise the Board in writing that the Indemnitee has requested indemnification.

               (b) Upon written request by an Indemnitee for indemnification pursuant to Section 9.07(a) hereof, a written determination with respect to the Indemnitee's entitlement thereto shall be made: (i) if a Change in Control (as hereinafter defined) shall have occurred, by Independent Counsel (as hereinafter defined); (ii) if a Change in Control shall not have occurred, (A) by the Board by a majority vote of the Disinterested Directors (as hereinafter defined) even though less than a quorum, or (B) by a majority vote of a quorum of Disinterested Directors on a Committee of the Board, or (C) by Independent Counsel; and, if it is so determined that the Indemnitee is entitled to indemnification, payment to the Indemnitee shall be made in a timely fashion. An Indemnitee shall cooperate with the person, persons or entity making such determination with respect to the Indemnitee's entitlement to indemnification, including providing to such person, persons or entity upon reasonable advance request

B24

         any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to the Indemnitee and reasonably necessary to such determination. Any costs or expenses (including attorneys' fees and disbursements) incurred by an Indemnitee in so cooperating with the person, persons or entity making such determination shall be borne by the Corporation (irrespective of the determination as to an Indemnitee's entitlement to indemnification).

               (c) In the event the determination of entitlement is to be made by Independent Counsel pursuant to Section 9.07(b) of this Article, the Independent Counsel shall be selected as provided in this Section 9.07(c). If a Change in Control shall not have occurred, the Independent Counsel shall be selected by the Board or a Committee thereof, and the Corporation shall give written notice to the Indemnitee advising him of the identity of the Independent Counsel so selected. If a Change of Control shall have occurred, the Independent Counsel shall be selected jointly by the Indemnitee and the Board or a Committee thereof. In the event that the Board or a Committee thereof cannot agree with the Indemnitee on the choice of Independent Counsel, such Counsel shall be selected by the Board or a Committee thereof from among the New York City law firms having more than 100 attorneys. The Corporation shall pay any and all reasonable fees and expenses of Independent Counsel incurred by such Independent Counsel in connection with acting pursuant to Section 9.07(b) hereof, and the Corporation shall pay all reasonable fees and expenses incident to the procedures of this Section 9.07(c), regardless of the manner in which such Independent Counsel was selected or appointed.

         SECTION 9.08.  Presumptions and Effect of Certain Proceedings.

               (a) If a Change in Control shall have occurred, in making a determination with respect to entitlement to indemnification hereunder, the person, persons or entity making such determination shall presume that an Indemnitee is entitled to indemnification under this Article if the Indemnitee has submitted a request for indemnification in accordance with Section 9.07(a) of this Article, and the Corporation shall have the burden of proof to overcome that presumption in connection with the making by any person, persons or entity of any determination contrary to that presumption.

               (b) If the person, persons or entity empowered or selected under Section 9.07 of this Article to determine whether an Indemnitee is entitled to indemnification shall not have made such determination in a timely fashion after receipt by the Corporation of the request therefor, the requisite determination of entitlement to indemnification shall be deemed to have been made and the Indemnitee shall be entitled to indemnification, absent (i) a misstatement by the Indemnitee of a material fact, or an omission of a material fact necessary to make the Indemnitee's statement not materially misleading, in connection with the request for indemnification, or (ii) a prohibition of such indemnification under applicable law.

               (c) The termination of any Proceeding or of any claim, issue or matter therein by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not (except as otherwise expressly provided in this Article) of itself adversely affect the right of an Indemnitee to indemnification or create a presumption that an Indemnitee did not

B25

         act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation or, with respect to any criminal Proceeding, that an Indemnitee had reasonable cause to believe that his conduct was unlawful.

               (d) Every  Indemnitee  shall be presumed to have relied upon this
         Article in serving or continuing to serve as a Corporate Agent.

         SECTION 9.09. Indemnification of Estate; Standards for Determination. If an Indemnitee is deceased and would have been entitled to indemnification under any provision of this Article, the Corporation shall indemnify the Indemnitee's estate and his spouse, heirs, administrators and executors. When the Board, a Committee thereof or Independent Counsel acting in accordance with
Section 9.07 of this Article in determining the availability of indemnification under Sections 9.02, 9.03, 9.04 or 9.05 and when an Indemnitee is unable to testify on his own behalf by reason of his death or mental or physical incapacity, said Board, Committee or Counsel shall deem the Indemnitee to have satisfied applicable standards set forth in Sections 9.02, 9.03, 9.04 or 9.05 unless it is affirmatively demonstrated by clear and convincing evidence that indemnification is not available under Sections 9.02, 9.03, 9.04 or 9.05. When requested in writing by the spouse of an Indemnitee and/or the heirs, executors or administrators of an Indemnitee's estate, the Corporation shall provide appropriate evidence of this By-Law.

         SECTION 9.10. Limitation of Actions and Release of Claims. No legal action shall be brought and no cause of action shall be asserted by or on behalf of the Corporation or its affiliates (as hereinafter defined) against an Indemnitee, his spouse, heirs, executors or administrators after the expiration of two years from the date the Indemnitee ceases (for any reason) to serve as a Corporate Agent, and any claim or cause of action of the Corporation or its affiliates shall be extinguished and deemed released unless asserted by filing of a legal action within such two-year period.

         SECTION 9.11.  Other Rights and Remedies of Indemnitee.

               (a) The Corporation, on behalf of Indemnitees, may arrange for such insurance covering such Liabilities and Expenses arising from actions or omissions of an Indemnitee in his capacity as a Corporate Agent as is obtainable and is reasonable and appropriate in cost and amount.

               (b) In the event that (i) a determination is made pursuant to
         Section 9.07 of this Article that an Indemnitee is not entitled to indemnification under this Article, (ii) advancement of Expenses is not timely made pursuant to Section 9.06 of this Article, (iii) the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 9.07(b) of this Article and such determination shall not have been made and delivered in a written opinion in a timely fashion after receipt by the Corporation of the request for indemnification, (iv) payment of indemnification is not made pursuant to Section 9.05 of this Article in a timely fashion after receipt by the Corporation of a written request therefor, or (v)
         payment of indemnification is not made in a timely fashion after a determination has been made that an Indemnitee is entitled to indemnification or such determination is deemed to have been made pursuant to Section 9.08 of this Article, the Indemnitee shall be entitled to an adjudication in the Court of Chancery of the State

         B26

         of Delaware, or in any other court of competent jurisdiction, of his entitlement to such indemnification or advancement of Expenses. Alternatively, the Indemnitee, at his option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association. The Indemnitee shall commence such proceeding seeking an adjudication or an award in arbitration in a timely manner following the date on which the Indemnitee first has the right to commence such Proceeding pursuant to this Section 9.11(b). The Corporation shall not oppose the Indemnitee's right to seek any such adjudication or award in arbitration.

               (c) In the event that a determination shall have been made pursuant to Section 9.07 of this Article that an Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration commenced pursuant to this Section 9.11 shall be conducted in all respects as a de novo trial or arbitration on the merits, and the Indemnitee shall not be prejudiced by reason of that adverse determination. If a Change in Control shall have occurred, in any judicial proceeding or arbitration commenced pursuant to this Section
         9.11 the Corporation shall have the burden of proving that the Indemnitee is not entitled to indemnification or advancement of Expenses, as the case may be.

               (d) If a determination shall have been made or deemed to have been made pursuant to Sections 9.07 or 9.08 of this Article that an Indemnitee is entitled to indemnification, the Corporation shall be bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Section 9.11, absent (i) a misstatement by the Indemnitee of a material fact, or an omission of a material fact necessary to make the Indemnitee's statement not materially misleading, in connection with the request for indemnification, or (ii) a prohibition of such indemnification under applicable law.

               (e) The Corporation shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Section
         9.11 that the procedures and presumptions of this Article are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Corporation is bound by all the provisions of this Article.

               (f) In the event that an Indemnitee, pursuant to this Section 9.11, seeks a judicial adjudication of, or an award in arbitration to enforce his rights under, or to recover damages for breach of, this Article, the Indemnitee shall be entitled to recover from the Corporation, and shall be indemnified by the Corporation against, any and all expenses (of the types described in the definition of Expenses in Section 9.15 of this Article) actually and reasonably incurred by him in such judicial adjudication or arbitration, but only if he prevails therein. If it shall be determined in said judicial adjudication or arbitration that the Indemnitee is entitled to receive part but not all of the indemnification or advancement of Expenses sought, the Expenses incurred by the Indemnitee in connection with such judicial adjudication or arbitration shall be appropriately prorated.




         SECTION 9.12.  Non-Exclusivity; Survival of Rights; Subrogation.

B27

               (a) The rights of indemnification and to receive advancement of Expenses as provided by this Article shall not be deemed exclusive of any other rights to which an Indemnitee may at any time be entitled under applicable law, the Certificate of Incorporation of the Corporation or any affiliate, the By-Laws of the Corporation or any affiliate, any agreement, any insurance policy maintained or issued, directly or indirectly, by the Corporation or any affiliate, a vote of stockholders, a resolution of Disinterested Directors, or otherwise. No amendment, alteration or repeal of this Article or of any provision hereof shall be effective as to any Indemnitee with respect to any action taken or omitted by such Indemnitee as a Corporate Agent prior to such amendment, alteration or repeal. The provisions of this Article shall continue as to an Indemnitee whose status as a Corporate Agent has ceased and shall inure to the benefit of his heirs, executors and administrators.

               (b) In the event of any payment under this Article, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Corporation to bring suit to enforce such rights.

               (c) The Corporation shall not be liable under this Article to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that the Indemnitee has otherwise actually received such payment under any insurance policy, contract, agreement or otherwise.

         SECTION 9.13. Severability. If any provision or provisions of this Article shall be held to be invalid, illegal or unenforceable for any reason whatsoever: (a) the validity, legality and enforceability of the remaining provisions of this Article (including without limitation, each portion of any Section of this Article containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Article (including, without limitation, each portion of any Section of this Article containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

         SECTION 9.14. Certain Persons Not Entitled to Indemnification or Advancement of Expenses. Except as expressly provided in Section 9.11(b) and (f) of this Article, no person shall be entitled to indemnification or advancement of Expenses under this Article with respect to any Proceeding, or any claim therein, brought or made by him against the Corporation.

         SECTION 9.15.  Definitions.  For purposes of this Article:

               (a) Affiliate of a Person shall mean any Person (other than the Corporation) that directly or indirectly through one or more intermediaries controls, is controlled by, or is under common control with, the first Person. For the purposes of the above definition, the term "control" (including, with correlative meaning, the terms "controlled by" and "under common control with"), shall mean the possession, directly or indirectly, of more

         B28

         than 50% of the then outstanding voting stock entitled to elect directors of such Person. "Person" shall mean any natural person, firm, partnership, association, corporation, company, trust, business trust, joint venture, unincorporated organization or government or any department or agency thereof.

               (b) "affiliate" and "associate" shall have the meanings given such terms under Rule 405 under the Securities Act of 1933, as amended.

               (c) "Change in Control" shall mean either:

                    (i) a  change  in the  membership  of the  Board  such  that one-half or more of its members were neither recommended nor elected to the Board by ASARCO Incorporated or its Affiliates; or

                    (ii) ASARCO  Incorporated and its Affiliates cease to own at
               least   35,000,000   shares  of  Class  A  Common  Stock  of  the
               Corporation.

               (d) "Corporate Agent" is a person who is or was a director, officer, employee, agent or fiduciary of the Corporation or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Corporation.

               (e) "Disinterested Director" means a director of the Corporation who is not and was not a party to the Proceeding in respect of which indemnification is sought by an Indemnitee.

               (f) "Expenses" shall include all reasonable costs, disbursements and counsel fees.

               (g) "Founding Stockholder" shall mean each of ASARCO Incorporated, Cerro Trading Company, Inc. and Phelps Dodge Overseas Capital Corporation and their respective successors and assigns qualifying pursuant to Section 4.3 of the Stockholders' Agreement; provided that each of Cerro Trading Company, Inc. and Phelps Dodge Overseas Capital Corporation shall remain a Founding Stockholder for purposes hereof only for such time as it would also qualify as an Affiliate of The Marmon Corporation or Marmon Holdings, Inc. or Phelps Dodge Corporation, or their respective successors, as the case may be.

               (h) "Indemnitee" includes any person who is, or is threatened to be made, a witness in or a party to any Proceeding as described in Sections 9.02, 9.03, 9.04 or 9.05 of this Article by reason of his being or having been a Corporate Agent.

         (i) "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and neither presently is, nor in the past five years has been, retained to represent: (i) the Corporation or the Indemnitee or any affiliate or associate of any such person, in any matter material to any such person; or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent
         Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Corporation or the Indemnitee

         B29

         in an action to determine the Indemnitee's rights under this Article.

               (j)  "Liabilities"   shall  mean  amounts  paid  or  incurred  in
         satisfaction of settlements, judgments, awards, fines and penalties.

               (k) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative, except one initiated by an Indemnitee pursuant to

         Section 9.11 of this Article to enforce his rights under this Article.

         SECTION 9.16. Notices. Any notice, request or other communication required or permitted to be given to the Corporation under this Article shall be in writing and either delivered in person or sent by telex, telegram or certified or registered mail, postage prepaid, return receipt requested, to the Secretary of the Corporation and shall be effective only upon receipt by the Secretary.

         SECTION 9.17. Amendments. This Article may be amended or repealed only by action of the Board approved by the favorable vote of a majority of the votes cast by stockholders entitled to vote thereon (with such stockholders voting together as a single class, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to five votes) at a meeting of stockholders for which proxies are solicited in accordance with then applicable requirements of the Securities and Exchange Commission, except that (i) the Board, without stockholder approval, may make technical amendments that do not substantively affect the rights of an Indemnitee hereunder and (ii) following a Change in Control, as defined in Section 9.15(c) of this Article, there shall also be required for approval of any such amendment or repeal the favorable vote of a majority of the votes (voted as a single class, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to five votes) cast by persons other than any person or group of persons owning, directly or indirectly, more than 50% of the then outstanding voting stock of the Corporation (and any affiliate or associate of any such person or persons).

B30

                        Southern Peru Copper Corporation
                          Supplemental Retirement Plan
                     ( As Amended through February 3, 1998)


                Section 1. Establishment and Purpose of the Plan.

1.1 Establishment. Effective December. 12, 1990 Southern Peru Copper Corporation (the "Company") hereby establishes the Southern Peru Copper Corporation Supplemental Retirement Plan (the "SRP" or "Plan") for the benefit of its eligible employees qualifying as Participants.

1.2 Purpose. The purpose of the SRP is to provide supplemental retirement income to eligible employees whose benefits under the Retirement Benefit Plan for the Salaried Employees of Southern Peru Copper Corporation ("Pension Plan") are limited in accordance with the limitations imposed by Section 415 of the Internal Revenue Code (the "Code") on the amount of annual retirement benefits payable to employees from qualified pension plans and by Code section 401 (a)
(17) on the amount of annual compensation that may be taken into account for all qualified plan purposes. The limitations described in the preceding sentence shall hereinafter be referred to as "Code Limitations". Additionally, the purpose of the SRP is to provide benefits of the same amount had the Participant not elected to participate in the Company's Compensation Deferral Plan.

                            Section 2. Participation.

2.1 Participant. Each employee of the Company who is an active participant in the Pension Plan on or after the effective date of this SRP whose benefits under the Pension Plan are limited in accordance with the Code Limitations shall participate in this SRP and be eligible to receive benefits hereunder. Southern Peru Copper Corporation and its Participating Subsidiaries shall be referred herein as the " Company". Participating Subsidiary shall mean a subsidiary of Southern Peru Copper Corporation that has adopted the Plan.

                              Section 3. Benefits.

3.1 Amount. The Company will pay or cause to be paid to each Participant who retires under the Pension Plan, or the Surviving Spouse of such a Participant (as the term is defined in the Pension Plan), as the case may be, who receives a benefit under the Pension Plan (hereinafter each a "recipient"), an amount which equals the excess, if any, of:

(i) The amount such recipient would have received under the Pension Plan for each calendar year, taking into account all provisions of the Pension Plan in effect and applicable from time to time to the recipient, except for the Code Limitations and participation in the Compensation Deferral Plan over

(ii) The amount the recipient would be entitled to receive under the Pension Plan for such year, taking into account the Code Limitations for such year and assuming payments under the Pension Plan commenced at the same time as payments commenced hereunder.

3.2      Time and Manner of Payment.

B31

 (a) Except as otherwise provided herein, payments under the SRP shall be made in a lump sum, payable as soon as practicable following the the earliest date on which payment under the Pension Plan may commence (the "Date of Termination"), which lump sum shall be calculated as set forth in this Section 3.2.

 (b) A Participant may elect prior to the Date of Termination to defer (for a period not to exceed twenty (20) years) the lump sum payment (the "Deferral Amount") to a future date or to convert the Deferral Amount to a series of scheduled installments. Such an election must be made at least twelve (12) months prior to the Date of Termination, except in the event of termination by reason of "disability" (as defined for purposes of the Pension Plan), in which case the election must be made prior to the Date of Termination. Any such election may be changed, provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the Date of Termination. The Deferral Amount shall be deemed invested in accordance with an election to be made by the Participant in such funds as are provided under the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries ("SPCC Savings Plan"), except, however, that the SPCC Common Stock Fund shall not be available as a deemed investment under the Plan. SPCC will attempt to follow the Participant's elections, but will not be required to do so. Regardless of whether the Participant's elections are followed, the Deferral
Amount shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Deferral Amount as if SPCC had followed such investment designations. The Participant must elect in writing to have his Deferral Amount deemed invested in increments of no less than 5%, in one or more of the investment funds described in the SPCC Savings Plan, except that the SPCC Common Stock Fund shall not be available as a deemed investment under the Plan. Said election must total one hundred percent (100%) of his Deferral Amount.

(c) The election of a deemed investment option is the sole responsibility of each Participant. Neither the Company, nor the Plan Administrator, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) a Participant as to the election of any option or the manner in which his Deferral Amount shall be deemed to be invested.

(d) Consistent with this Section 3.2, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund may be transferred to any other fund available under the SPCC Savings Plan (except for the SPCC Common Stock fund). Such election will be prospective only and will be permitted on a daily basis, in accordance with rules, if any, as shall be established by the Company.

(e) Notwithstanding paragraphs (a) and (b) above, a Participant may elect in writing to receive annuity payments under the SRP in the same form and at approximately the same time as payments are to be made to the Participant under the Pension Plan. Such an election must be made at least twelve (12) months prior to the Date of Termination, except in the event of termination by reason of "disability" (as defined for purposes of the Pension Plan), in which case the election must be made prior to the Date of Termination. Any such election may be changed, provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the Date of Termination

B32

(f) At any time subsequent to a Participant's Date of Termination, a Participant who made an election pursuant to Section 3.2(b) may request a payment of all or a portion of the value of his Deferral Amount for which payment is not yet payable. Such a request shall be approved by the Plan Administrator (as defined below) only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Deferral Amount shall be made as soon as practicable to the Participant.

(g) At any time subsequent to a Participant's Date of Termination, a Participant who made an election pursuant to Section 3.2 (b) may elect the acceleration of payment of all or a portion of the value of a Participant's Deferral Amount not yet payable subject to a 6% penalty of the payment amount. Payment of such amount, less such penalty, (which shall be forfeited) shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

(h) Notwithstanding the foregoing, subsequent to his or her Date of Termination, a Participant who has made an election pursuant to Section 3.2(b) may file an election to amend such prior election as to the time of any amount due and payable at least 12 months subsequent to such amendment, and to change the form of such payments, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any amounts not yet due and payable, or annual installments of any such amounts, or a combination thereof, with payments extended for no more than 20 years following the Participant's Date of Termination.

(i) (A) In the event of the death of a Participant who has elected an annuity form of payment pursuant to Section (e) above, his or her beneficiary under the Pension Plan shall receive the benefit described in Section 3.1 above, if any, in the same form and approximately at the same time as payments are made to such beneficiary under the Pension Plan.

         (B) Upon the death of a Participant in all other events, the Participant's Surviving Spouse, if any, shall receive any remaining amounts due the Participant under this Plan at the same time, in the same form and in the same amount as the Participant would have received such amounts; provided, however, that such Surviving Spouse shall be entitled to elect to alter the timing or form of benefit to the same extent the Participant could have so elected pursuant to Sections 3.2(b), 3.2(f), 3.2(g) or 3.2(h) above, and shall be entitled to direct the deemed investment of the Deferral Amount in the same manner in which the Participant would have been entitled pursuant to Section 3.2(b) and Section 3.2(d).

         (C) In the event of the death of a Participant described in (B) above who has no Surviving Spouse, the amount payable pursuant to (B) above shall be paid as soon as practicable in a single sum to his beneficiary, or if none, to his estate.

         3.3 The amount of the lump sum referred to in Section 3.2(b) shall be the lump sum equivalent value of the amount determined under Section 3.1 (after taking into account, if applicable, any reductions set forth in the Pension Plan to reflect the commencement of payments

B33

prior to age 65) by assuming that the Participant has elected a straight life annuity under the Pension Plan and by using the following actuarial assumptions:

                         Interest  Rate:  The  rate  will be the  yield  on U.S.
                                          Treasury  debt   obligations   with  a
                                          10-year  maturity.  The  rate  will be
                                          determined   as   of   the   Date   of
                                          Termination  or,  if  elected  by  the
                                          Participant   at  least  12   calendar
                                          months    prior   to   the   Date   of
                                          Termination,  the rate in effect as of
                                          the date 12 calendar  months  prior to
                                          the Date of Termination.

                         Mortality  Table: The Mortality Table contained in U.S.

                                          Internal   Revenue   Service   Revenue
                                          Ruling 95-6 or any succeeding  Revenue
                                          Ruling issued by the Internal  Revenue
                                          Service  for  use  in   applying   the
                                          provisions  of sections 415 and 417(e)
                                          of the Internal Revenue Code.


                       Section 4. Obligations and Rights.

4.1 Company's Obligation. The Company's obligation to make payments to the recipient when due shall be contractual in nature only, and participation in this SRP will not create in favor of any Participant any right or lien against any assets of the Company. All payments hereunder shall be paid in cash from the general funds of the Company, no special or separate fund shall be established, provided, however, that the Company may fund such benefits through a trust, the assets of which are subject to the claims of the Company's creditors in the event of insolvency or bankruptcy. Otherwise, no segregation of assets shall be made to assure the payment of benefits hereunder. Nothing contained in this SRP, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Company and any Participant or any other person, and the promise to pay benefits hereunder shall at all times remain unfunded as to each Participant.

4.2 Participant's Rights. Nothing in this SRP shall affect the right of a recipient to participate in and receive benefits under and in accordance with any pension, profit-sharing, deferred compensation or other benefit plan or program of the Company. In addition, nothing in this SRP shall be construed as a contract of employment between the Company and any Participant, and the right and power of the Company to dismiss or discharge any Participant is specifically reserved.

4.3 Non-alienation. No right or interest of a Participant or recipient under this SRP shall be subject to voluntary or involuntary alienation, assignment or transfer of any kind.

                         Section 5. Plan Administration.

5.1 Administrator. The SRP shall be administered by the Plan Administrator of the Pension Plan (the "Plan Administrator") who shall have the authority to interpret the terms and provisions of the SRP. The Plan Administrator shall maintain records, make the requisite calculations and disburse payments hereunder, and his interpretations,

B34

determinations, regulations and calculations shall be final and binding on all persons and parties concerned.

5.2 Amendment and Termination. The Company expects to continue this SRP indefinitely, but reserves the right to amend or discontinue the SRP at any time, and to eliminate any benefits accrued hereunder, if , in its sole discretion, the Company deems such a change necessary and desirable.

                            Section 6. Miscellaneous.

6.1  Applicable   State  Law.  This  SRP  shall  be  construed,   regulated  and
administered for all purposes according to the laws of the State of New York.

6.2 Agreement Severable. The provisions of this Agreement shall be severable, and if any one or more provisions shall be considered or held to be invalid or unenforceable, or shall result in a portion of the SRP being treated as a pension plan under Title I of ERISA, the remaining provisions shall continue to be valid and enforceable.

IN WITNESS WHEREOF, the Company has caused the Southern Peru Copper Corporation Supplemental Retirement Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of the
-------------------.


ATTEST:                                     Southern Peru Copper Corporation


_____________________                       By:______________________
Assistant Secretary                                       Vice President



















SPCC\SRP

2/3/98

B35


                        SOUTHERN PERU COPPER CORPORATION

                      DEFERRED FEE PLAN FOR DIRECTORS
                     ( As Amended through February 3, 1998)

     Section 1. Effective Date. The effective date of the Southern Peru Copper Corporation Deferred Fee Plan For Directors (the "Plan"), is March 1, 1996.

     Section 2. Eligibility. Any Director of Southern Peru Copper Corporation (the "Company") is eligible to participate in the Plan.

     Section 3. Deferred Compensation Account. A deferred compensation account shall be established for each Director who elects to participate in the Plan. Each Director's deferred compensation account shall consist of a cash subaccount and a stock subaccount.

     Section 4. Amount of Deferral. A participant may elect to defer receipt of all or one-half of the compensation payable to the participant for serving on the Board of Directors or committees of the Board of Directors of the Company. An amount equal to the compensation deferred will be credited to the participant's deferred compensation account on the date such compensation is otherwise payable.

     Section 5. Time of Election of Deferral. The first election to defer compensation received during the calendar year, and any subsequent election modifying the prior election as provided in Section 10, shall be effective when made and, with respect to the percentage of compensation deferred, shall only apply to compensation not then earned. An election, as subsequently modified, shall continue in force with respect to compensation earned during such calendar year until the Company is notified in writing that the participant no longer wishes to defer compensation for future services on the Board of Directors.

     An election by a Director to have an amount credited to his cash or to his deferred compensation stock subaccount must be received by the Company prior to January 1 of the calendar year during which the election is to be effective and shall be irrevocable for the entire year. Such election shall remain in effect for subsequent years unless changed prior to the January 1 of any such subsequent year. Notwithstanding the foregoing, however, any such election which is to take effect in 1996 must be received by the Company within thirty (30) days after the effective date of the Plan and shall be effective only for compensation earned on and after that date. For newly elected Directors such election must be received within thirty (30) days after the effective date of the election and shall be effective for compensation earned on and after that date.

     Section 6. Cash Subaccount. Any compensation which a director elects to defer pursuant to this Plan shall be credited to such Director's cash subaccount unless such Director elects in writing that all or a portion of such deferral be credited to his stock subaccount in accordance with Section 7 of this Plan. Each deferred compensation cash subaccount will be credited with interest from the date on which deferred compensation would normally have been paid, until payment, at a rate equal to the yield rate for U.S. Treasury debt obligations with a 10-year maturity effective for the last business day in each quarter, on

B36

the first day of each calendar quarter in which such interest is credited to the
participant's   deferred   compensation  cash  subaccount.   Interest  shall  be
compounded quarterly.

     Section 7. Stock Election. A Director may elect in writing that all or a portion, in increments of 25%, of the compensation he is deferring pursuant to the Plan for any year be credited to his deferred compensation stock subaccount in lieu of his deferred compensation cash subaccount.

     A bookkeeping entry shall be made of the number of whole shares of Company common stock which could be purchased at fair market value with the compensation credited to such stock subaccount on the day such amount normally would have been paid to the Director.

     The stock equivalent subaccount also shall be credited on each dividend payment date with a bookkeeping entry indicating the number of additional whole shares which could be purchased with the dividend on the shares previously credited to the stock subaccount.

     Any deferred compensation amounts which are insufficient to permit the crediting of a whole share of Company common stock and any amounts which would represent cash dividends on Company common stock credited to a stock subaccount shall be carried as a cash balance bookkeeping entry in such stock subaccount. At such time as the cash balance equals at least the fair market value of one share of Company common stock, the cash balance bookkeeping entry shall be converted to an entry representing the number of additional whole shares of Company common stock which could be purchased at fair market value with such balance. No interest shall be credited on any such stock subaccount cash balance.

     For purposes of this Section 7, "fair market value" of a share of Company common stock shall mean the average of the high and low prices of a single share of Company common stock as reported by the Wall Street Journal for New York Stock Exchange-Composite Trading as of the first trading day coincident with or, if it is not a trading day, the next trading day following the day as of which such value is to be determined.

     No election may be made to have amounts previously credited to a Director's cash subaccount credited instead to his or her stock subaccount, and no election may be made to have amounts previously credited to a Director's stock subaccount credited instead to a cash subaccount except that a Director who has elected pursuant to Section 9 or Section 12 to receive annual installments may, at least six months prior to the date such payments would commence or at least six months prior to the effective date of election elect to transfer on the date such payments commence the fair market value of the entire stock subaccount to the cash subaccount. Following retirement, a Director may, by written notice at least 30 days prior to any annual installment payment date, elect to transfer any entire remaining balance in the stock subaccount to the cash subaccount.

     The stock subaccounts shall be adjusted to reflect any stock split, stock dividend, recapitalization, merger, consolidation, reorganization or other similar change in the Company's Common Stock.

     Section 8. Value of Deferred Compensation Accounts. The value of each participant's deferred compensation account shall include the compensation deferred pursuant to Section 4 which is credited to a Director's deferred compensation cash subaccount, the interest credited on such compensation pursuant to Section 6, the value of any shares of

B37

Company common stock credited to the Director's deferred compensation stock subaccount and the cash balance credited to such stock subaccount, less any payments made under Section 9.

     Section 9. Payment of Deferred Compensation. The value of a participant's deferred compensation cash subaccount and deferred compensation stock account shall be payable solely in cash. All payments of a participant's deferred compensation account shall be made in a lump sum or in annual installments in accordance with an election made by the participant as provided in Section 10. At a participant's election, such payments may commence on January 15 of any year subsequent to the fourth year following the year in which such fees are earned, provided, that in all cases payment shall commence on the January 15 of the calendar year following termination of services as a Director.

     If annual installments are elected, such payments shall be made on each January 15 in accordance with the participant's election as provided in Section
10. The amount of the first payment attributable to the cash subaccount shall be a fraction of the value of the participant's cash subaccount, the numerator of which is one and the denominator of which is the total number of installments elected, and the amount of each subsequent payment shall be a fraction of the value (including interest earned) on the date preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

     The amount of the first payment attributable to the stock subaccount shall be a fraction of the value of the participant's stock subaccount (based upon the fair market value of the stock determined under Section 7 plus any cash balance), the numerator of which is one and the denominator of which is the number of installments elected, and the amount of each subsequent payment shall be a fraction of the redetermined value of the participant's stock subaccount, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

     If one lump sum payment is elected, such payment shall be made on the date designated in accordance with the participant's election as provided in Section 10.

     Section 10. Manner of Electing Deferral and Payment; Changes in Election. A participant shall elect to defer compensation by giving written notice to the Company on a form provided by the Company, which notice shall include (1) the percentage amount to be deferred; (2) an election of a lump sum payment or the number of annual installments (not to exceed ten) for the payment of the deferred compensation; and (3) the date of the lump sum payment or of the first installment payment, as appropriate. A participant's election shall remain in effect unless changed in the manner set forth below. A participant may change his election with respect to the percentage of deferral at any time by submitting a new written notice to the Company, provided, that such a changed election will be effective only for compensation subsequently earned during the calendar year to which the election applies. All deferred elections shall be irrevocable as to compensation previously earned and may not be changed as to the form or time of payments. Notwithstanding the foregoing, prior to the calendar year in which payments would otherwise commence, a participant may request the Company, subject to the discretion of the Company, (i) to change his election with respect to the form and time of payments of his cash subaccount and/or (ii) to change his election with respect to the form

B38

and time of payments of his stock subaccount in connection with his retirement or termination as a Director, provided, that no such change may accelerate the time of the initial payment date of any deferred amount, or delay the scheduled initial payment day for a period of less than three years.

     Section 11. Designation of Beneficiary. A participant may designate a beneficiary by giving written notice to the Company on the form described in
Section 10. If no beneficiary is designated, the beneficiary will be the participant's estate. If more than one beneficiary statement has been filed, the beneficiary designated in the statement bearing the most recent date will be deemed the valid beneficiary.

     Section 12. Death of Participant or Beneficiary. In the event of a participant's death before he has received all of the deferred payments to which he is entitled hereunder, the value of the participant's deferred compensation account shall be paid to the estate or designated beneficiary of the deceased participant in one lump sum on the first January 15 or July 15 following such date of death, or as soon as reasonably possible after such January 15 or July 15, unless the participant has elected to continue without change the schedule for payment of benefits.

     If the distribution is to be made to a beneficiary and such beneficiary dies before such distribution has been made, the amount of the distribution will be paid to the estate of the beneficiary in one lump sum.

     Section 13. Participant's Rights Unsecured. The right of any participant to receive future installments under the provisions of the Plan shall be contractual in nature only, however, the amounts of such installments may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any installment paid from such trust shall reduce the amount of benefits owed by the Company.

     Section 14. Statement of Account. Statements will be sent to participants by the end of February of each year as to the value of their deferred compensation accounts as of the end of December of the preceding year.

     Section 15. Assignability. No right to receive payments hereunder shall be transferable or assignable by a participant or beneficiary, except by will or by the laws of descent and distribution.

     Section 16. Participation in Other Plans. Nothing in this Plan will affect any right which a participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

        Section 17. Amendment. This Plan may at any time or from time to time be amended, modified or terminated by the Board of Directors of the Company. No amendment, modification or termination shall, without the consent of a participant, adversely affect such participant's accruals in his deferred compensation account.

     Section 18. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

IN WITNESS WHEREOF, the Company has caused the Southern Peru Copper Corporation Deferred Fee Plan to be duly adopted and executed by its

B39

duly  authorized  officers  and its  corporate  seal  affixed  hereon  as of the
___________________.

ATTEST:                                     Southern Peru Copper Corporation


_____________________                       By:______________________
Assistant Secretary                                       Vice President

B40

                        Southern Peru Copper Corporation
                           Compensation Deferral Plan

                     ( As Amended through February 3, 1998)


WHEREAS, the Company (as herein after defined) maintains programs known as the Southern Peru Limited Incentive Plan for Select Management Payroll Employees (the "SIP Plan") and the Logistics Services Incorporated Incentive Plan (the "LSI Plan"), approved by the Board of Directors. The SIP Plan and LSI Plan are flexible bonus programs based on targets of earnings and performance levels that are determined by the Compensation Committee of the Board of Directors (or the Board of Directors, in the case of directors who are also officers) each year taking into account factors, which may include the results of the Company's operations, its financial position and the performance of each eligible employee;

WHEREAS, the Board of Directors has determined that it is advisable to provide supplemental retirement benefits to those employees who are affected by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes limitations on the amount of annual compensation that may be taken into account for all "tax qualified" plan purposes, to permit deferrals of salaries for employees affected by Section 401(k)(3) of the Code, and to include deferrals to be made under the SIP Plan or LSI Plan and

WHEREAS, the Administrative Committee (the "Committee") has adopted the Compensation Deferral Plan as its administrative guidelines to permit the deferral of compensation pursuant to the SIP Plan or LSI Plan and to permit deferrals of compensation for employees affected by Code Sections 401(a)(17) and 401(k)(3) and has recommended to the Board of Directors the adoption of the Plan to permit deferrals, and the Board of Directors has approved and decided to adopt the Plan as recommended, NOW, THEREFORE, the Board of Directors hereby adopts the Southern Peru Copper Corporation Compensation Deferral Plan as herein after set forth.

                           Section 1 - Effective Date

The effective date of the Southern Peru Copper Corporation Compensation Deferral Plan shall be January 1, 1998 (the "Effective Date").


                             Section 2 - Eligibility

(a)      Salary Deferral
         For purposes of salary deferral, any employee eligible to participate in the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries ("Southern Peru Copper Corporation Savings Plan") who

         (i) had compensation from the Company of at least $80,000 (or such other greater limit as may be established under Code Section 414(q)(1)(B)(1)) (the "HCE Limit") for the calendar year preceding the year for which the election is effective, or

         (ii) has an annualized base salary equal to or greater than the HCE Limit for the year for which the election is effective,

B41

         shall be considered an "Eligible Employee". Southern Peru Copper Corporation and Participating Subsidiaries shall be referred to herein as the "Company". Participating Subsidiary shall mean a subsidiary of Southern Peru Copper Corporation that has adopted the Plan.

(b)      Incentive Compensation Deferral
         For purposes of deferrals under the SIP Plan or LSI Plan , any eligible salaried employee of the Company who meets the compensation requirements of Section 2(a)(i) or 2(a) (ii) above shall be considered an "Eligible Employee".

                            Section 3 - Participation

(a)      Election to Defer
         (1) Salary Deferral. To become a participant in the salary deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of a percentage of his base annual salary to be earned during the calendar year (an Eligible Employee who has a valid election in effect under this section 3 shall be referred to herein as a "Participant"). Such an election shall be in writing on forms prescribed by the Committee, which election shall include the percentage amount to be deferred. A Participant's election to defer with respect to a calendar year under this subsection (a)(1) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (e). An employee of the Company that becomes an Eligible Employee after the Effective Date may elect to become a Participant in the Salary Deferral component of the Plan for the calendar year in which he becomes an Eligible Employee by electing to defer a percentage of his base annual salary (in accordance with Section 3(b)) within 30 days of becoming an Eligible Employee. The election will be effective on a prospective basis beginning with the payroll period that occurs as soon as administratively practicable following receipt of the election by the Committee.

         (2) Incentive Compensation Deferral. To become a participant in the Incentive Compensation Deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of an amount not to exceed 100 percent of his award under the SIP Plan or the LSI Plan as the case may be (the "Incentive Compensation Award"), declared during the calendar year to which the election relates. Such an election shall be in writing on forms prescribed by the Committee as described in Section
         (3)(a)(1) above. A Participant's election to defer with respect to a calendar year under this subsection (a)(2) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (e).

(b)      Deferral Amount
         (1)  Salary  Deferral.  A  Participant  who meets the  requirements  of
         Section 3(a)(1) for a calendar year may elect to have the following amounts (the "Salary Deferral Amount") credited to his account for such calendar year or portion thereof during which an election is effective (the "Deferral Period"):

         (a) the Participant's elected salary deferral contribution percentage under the Southern Peru Copper Corporation Savings Plan as in effect on January 1 of such year, multiplied by the

         B42

         Participant's base annual salary in excess of the Code Section 401(a)(17) limit, as adjusted from time to time ($160,000 in 1998) (the "Compensation Limit"); provided, however, that the total amount of Salary Deferrals under this subsection cannot exceed twelve percent of the Participant's base annual salary in excess of the Compensation Limit; and

         (b) the product of (i) multiplied by (ii) where (i) is the Participant's elected salary deferral contribution percentage under this Plan (not to exceed twelve percent) reduced by the maximum contribution percentage permitted for highly compensated employees under the Southern Peru Copper Corporation Savings Plan due to the limitation imposed by Code Section 401(k)(3) or by the Plan Administrator for the Southern Peru Copper Corporation Savings Plan for such calendar year, and (ii) is the lesser of the Participant's base annual salary for such year or the Compensation Limit.

         (2) Incentive Compensation Deferral. The amount of a Participant's incentive compensation deferral for a Deferral Period shall be any whole dollar amount or whole percent of his Incentive Compensation Award declared during the calendar year as elected by the Participant (the "Incentive Compensation Deferral Amount"). In the event the award declared is less than the dollar amount specified in the Participant's election, the full amount of the award shall be deferred (subject to Section 13).

(c)      Irrevocability of Election
         Subject to the provisions of subsection (e) of this Section 3, a deferral election hereunder shall be irrevocable.

(d)      Employer Provided Benefit
         With respect to each Deferral  Period,  the Company shall make a deemed matching contribution equal to 50% of each Participant's Salary Deferral Amount; provided, however, that no Participant's Employer Provided Benefit with respect to a particular year may exceed the amount by which 3% of such Participant's base salary for such year exceeds the matching contribution made by the Company on the Participants behalf under the Southern Peru Savings Plan for such year. Each such Employer Provided Benefit shall be deemed to be invested in accordance with the applicable Participant's investment election, as provided in Section 4.

(e)      Change of Election
         A Participant may change his election to defer once in each calendar year. Such an election to change shall be in writing, on forms prescribed by the Committee. Such change of election shall first be effective for the calendar year following the election change date.

(f)      Special Incentive Awards
         Notwithstanding anything to the contrary herein, the Committee, in its discretion, may provide for any amounts awarded to a Participant by the Board or the Committee as a special incentive award under the SIP Plan or LSI Plan to be deferred pursuant to the terms of this Plan and credited, at the sole cost and expense of the Company, on behalf of a Participant to a Participant's Account (as defined below), subject to the terms and limitations of the award ("Special Incentive Awards").

                    Section 4 - Deemed Investment Provisions

B43

(a) A Participant's Salary Deferral Amount, Incentive Compensation Deferral Amount, Employer Provided Benefit and Special Incentive Compensation Awards (together, the "Deferral Amounts") shall be deemed invested in accordance with the Participant's election in such funds as are provided under the Southern Peru Copper Corporation Savings Plan, except, however, that the Southern Peru Copper Corporation Common Stock Fund shall not be available as a deemed investment under the Plan. The Company will attempt to follow the Participants' elections, but will not be required to do so. Regardless of whether the Participants' elections are followed, the Participant Accounts (as defined in Section 5(a)) shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Participant Accounts as if the Company had followed such investment designations.

(b) At the time of the election to participate in the Plan, the Participant must elect in writing to have his Deferral Amounts deemed invested, in increments of no less than 5%, in one or more of the investment funds described in Section 4(a). Said election must total one hundred percent (100%) of his Deferral Amounts.

(c) Each Participant may elect in writing that his future Deferral Amounts be deemed invested in a proportion different from that previously elected, but the new election shall be prospective only and shall be made in accordance with paragraph (b) of this Section 4. Changes in such deemed investments may be made by a Participant on a daily basis, in accordance with rules, if any, as shall be established by the Committee.

(d) The election of a deemed investment option is the sole responsibility of each Participant. Neither the Company, nor the Committee, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) a Participant as to the election of any option or the manner in which his Deferral Amounts shall be deemed to be invested.

(e) Consistent with this Section 4, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund may be transferred to any other fund available under the Plan. Such election will be prospective only and will be permitted on a daily basis, in accordance with rules, if any, as shall be established by the Committee.






                    Section 5 - Value and Payment of Benefits


(a)      Participant Account
         A bookkeeping account shall be established in the financial records of the Company for each Participant ("Participant Account") to which there shall be credited for each year during which a deferral election is in effect, (i) the Participant's Deferral Amounts and (ii) deemed investment earnings or losses arising therefrom based on the Participant's elections pursuant to Section 4, as in effect from time to time in accordance therewith.

B44

(b)      Payment of Benefits
         Subject to paragraphs (c) and (d) of this Section 5, each Participant shall receive the value of his Participant Account in cash as elected under paragraph (e) of this Section 5 (subject to Section 13) as soon as practicable in the year following the year of the Participant's early or normal retirement from the Company. If a Participant terminates service with the Company prior to qualifying for early retirement, the value of his Participant Account will be distributed as soon as practicable following the termination from service in cash as elected under the Plan (subject to Section (13)). In the event of the death of a Participant before receiving the value of his Participant Account, such distribution shall be paid to his beneficiary or beneficiaries designated pursuant to Section 6.

(c)      Financial Hardship of Participants
         Except as otherwise provided with respect to a Special Incentive Award, at any time prior to commencement of payment of benefits pursuant to paragraph (b) of this Section 5, a Participant may request a payment of all or a portion of the value of his Participant Account. Such a request shall be approved by the Committee only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Participant Account shall be made as soon as practicable to the Participant.

(d)      Withdrawals

         (1) Adequate Prior Notice. Except as otherwise provided with respect to a Special Incentive Award, absent a Hardship Event, a request for a payment of all or a portion of the value of a Participant's Participant Account may be made by such Participant prior to the payment of benefits pursuant to paragraph (b) of this Section 5, subject to prior written notice to the Committee (in accordance with such rules and on such forms as the Committee may prescribe) at least 1 year prior to the requested payment date. Such payment shall be made in cash in a single lump sum (subject to Section 13) as soon as practicable after such requested payment date.

         (2) Other Withdrawals. Except as otherwise provided with respect to a Special Incentive Award, absent a Hardship Event or adequate prior notice (in accordance with paragraph (d)(1) above), a request for a payment of all or a portion of the value of a Participant's Participant Account may be made by such Participant prior to the payment of benefits pursuant to paragraph (b) of this Section 5, subject to a 6% penalty of the amount of the requested payment, which penalty shall be deducted from the requested payment. The requested payment, less such penalty, shall be paid in cash in a single lump sum (subject to Section
         13) as soon as practicable after the requested payment date.

(e)       Change of Election
         Notwithstanding the foregoing, subsequent to his or her date of termination, a Participant who has made an election pursuant to this
         Section 3 may file an election to amend such prior election as to the time of any amount due and payable at least twelve (12)

B45

         months subsequent to such amendment, and to change the form of such payments, provided no such election may accelerate any payment to a date earlier than twelve (12) months from the date of amendment. The amended form of payment may be a single sum payment of any amounts not yet due and payable, or annual installments of any such amounts, or a combination thereof. The Deferral Period or any further deferral made under this Subsection (e) may not exceed twenty (20) years from the date of termination of the Participant.

                     Section 6 - Designation of Beneficiary

A Participant may designate one or more beneficiaries by giving written notice to the Committee on the form of Attachment I hereto or such other form as may be provided by the Committee for that purpose. If no beneficiary is so designated, a Participant's beneficiary will be the legal representative of the Participant's estate. If more than one beneficiary statement has been filed, the beneficiary or beneficiaries designated in the statement bearing the most recent date will be deemed the valid beneficiary.


                   Section 7 - Participant's Rights Unsecured

This Plan shall be unfunded, and the right of any Participant or beneficiary to receive payment under the provisions of the Plan shall be an unsecured claim against the general assets of the Company, and no provisions contained in the Plan shall be construed to give any Participant or beneficiary at any time a security interest in any Participant Account or any asset of the Company. The liabilities of the Company to any Participant or beneficiary pursuant to the Plan shall be solely those of a debtor pursuant to such contractual obligations as are created by the Plan. Amounts, if any, which may be set aside by the Company for accounting purposes may be held in trust, the assets of which shall be subject to the claims of the Company's or the employing Participating Subsidiary's creditors, as the case may be, in the event of the Company's or applicable Participating Subsidiary's bankruptcy or insolvency only. Any Deferral Amount paid from such trust shall reduce the amount of such benefits owed by the Company. No Participant or beneficiary shall have any right to, or control or incidence of ownership with respect to, any such amounts or any other assets of the Company, or any subsidiary of the Company.

                     Section 8 - Non-Alienation of Benefits

No benefit payable under or interest in the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge (in each case, whether voluntary or involuntary), and any such attempted action shall be void and no such benefit or interest shall be in any manner liable for or subject to debts, contracts, liabilities, engagements or torts of any Participant, former Participant or beneficiary. If a Participant, former Participant or beneficiary shall attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber or charge any benefit payable under or interest in the Plan in contravention of the foregoing sentence, the Committee will disregard the attempted transfer, assignment, or other alienation, and will pay the value of his Participant Account in accordance with the terms of Section 5.

                     Section 9 - Administration of the Plan

B46

The Plan shall be administered by the Committee. The Committee shall construe and interpret the Plan and may adopt rules and regulations governing the administration of the Plan, as well as exercise any duties and powers conferred on it by the terms of the Plan. The Committee shall act by vote or written consent of a majority of its members or otherwise as in accordance with its general procedures as in effect from time to time.

                Section 10 - Amendment or Termination of the Plan

This Plan may at any time or from time to time be amended, modified or terminated by the Board of Directors. In the event that the Board of Directors determines that it is inadvisable to continue to maintain the Plan for any reason, it may provide that no further deferrals shall be allowed under this Plan and (a) that amounts credited to each Participant Account shall be paid out immediately in a cash lump-sum, or (b) provide that payments shall continue to be made pursuant to the provisions of Section 5 with respect to then existing Participant Accounts, which shall continue to be credited with deemed investment earnings or losses in accordance with Section 5 (a) until paid in full in accordance with Section 5.

     Section 11 - No Entitlement to Awards or Right of Continued Employment

Neither the establishment of the Plan nor the payment of any benefits hereunder nor any action of the Company, a subsidiary of the Company, or the Committee shall be held or construed to confer upon any person any legal right to be awarded any amounts under the Incentive Plan or the Incentive Compensation Plan or to continue in the employ of the Company or a subsidiary of the Company. The Company and its subsidiaries expressly reserve the right to discharge any Participant whenever the interest of any such company in its sole discretion may so require without liability to such company or the Committee except as to any rights which may be expressly conferred upon such Participant under the Plan.

      Section 12 - Discretion of Company, Board of Directors and Committee

(a) Any decision made or action taken by the Company or by the Board of Directors or by the Committee arising out of or in connection with the construction, administration, interpretation and effect of the Plan shall lie within the absolute discretion of the Company, the Board of Directors or the Committee, as the case may be, and shall be final, conclusive and binding upon all persons.

(b) No member of the Board of Directors or of the Committee or officer or employee of the Company or its subsidiaries shall be liable for any act or action hereunder, whether of commission or omission, taken by any other member, or by any officer, agent, or employee, except in circumstances involving his bad faith for anything done or omitted to be done by himself.




                          Section 13 - Tax Withholding

There shall be deducted from all deferrals or payments made under this Plan the amount of any taxes required to be withheld by any Federal, state, local or foreign government, including any employment taxes required to be withheld under Code Section 3121(v). The Participants and their beneficiaries, distributees, and personal representatives will

B47

bear any and all Federal, foreign, state, local or other income or other taxes imposed on amounts paid under the Plan and the Company may take whatever actions are necessary and proper to satisfy all obligations of such persons for payment of all such taxes.

                            Section 14 - Severability

In the event any provision of this Plan would serve to invalidate the Plan, that provision shall be deemed to be null and void, and the Plan shall be construed as if it did not contain the particular provision that would make it invalid.

            Section 15 - Governing Law; Binding Effect; Miscellaneous

The Plan shall be governed and construed and enforceable in accordance with the laws of the State of New York, except as superseded by applicable Federal law.

If the Company is consolidated or merged with or into another corporation, or if another entity purchases all, or substantially all of the Company's assets the surviving or acquiring corporation shall succeed to the Company's rights and obligations under the Plan. The Plan shall inure to the benefit of, and be enforceable by, each Participant, the Participant's personal or legal representatives, executors, administrators, successors, heirs, devisees, and legatees, as the case may be.

Where appearing in the Plan, the masculine gender shall include the feminine gender.

References to the Code or to Treasury Regulations shall include any successor provisions, amendments or substitutions thereto.






IN WITNESS WHEREOF, the Company has caused the Southern Peru Copper Corporation Compensation Deferral Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of the
-------------------.


ATTEST:                                     Southern Peru Copper Corporation


_____________________                       By:______________________
Assistant Secretary                                       Vice President

B48

                                  ATTACHMENT I

                        Southern Peru Copper Corporation
                           Compensation Deferral Plan

                           DESIGNATION OF BENEFICIARY


In the event of my death prior to my retirement from employment with Southern Peru Cooper Corporation or its applicable subsidiary, or following my retirement but before I have received all benefits payable to me under the Compensation Deferral Plan (the "Plan"), I hereby designate, for purposes of Section 6 of the plan, the following beneficiary (or beneficiaries) to receive the benefits, if any, to which I may be entitled under the plan.


Beneficiary or Beneficiaries:


Name/Address:                                     Relationship:

-----------------------------------------------------------------

-----------------------------------------------------------------

-----------------------------------------------------------------

In the event that I wish at a later date to designate a beneficiary or beneficiaries different from the designation election above a new designation of beneficiary form will be completed by me.


-----------------------------               -------------------------
Signature                                     Date



-----------------------------               -------------------------
Print Name                                    Social Security Number