Form 10-K405/A
period 1997-12-31
SOUTHERN PERU COPPER CORP/
filed 1998-03-26
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                1997 FORM 10-K/A
                               (Amendment No. 1)


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

                      Southern Peru Copper Corporation and Subsidiaries

                                  Form 10-K/A
                               (Amendment No. 1)
                               December 31, 1997

The undersigned registrant hereby amends the 1997 Annual Report on Form 10-K as set forth in the pages attached hereto to correct a typographical error in the number for Deferred Income Taxes for 1997 in the consolidated balance sheet and in footnote No. 14 to the consolidated financial statements presented in
Item 8. Financial Statements and Supplementary Data.

In satisfaction of applicable rules of the Securities and Exchange Commission, the following item has been refiled to reflect such corrections:

Item 8.  Financial Statements and Supplementary Data.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Southern Peru Copper Corporation


                                        By  /s/   Ronald J. O'Keefe
                                        ----------------------------
                                                  Ronald J. O'Keefe
                                                  Chief Financial Officer


Date: March 26, 1998

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

A27


                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,                                                                      1997             1996
                                                                                     ----             ----
(Dollars in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $  126,491       $  173,205
    Marketable securities                                                           204,590            1,000
    Accounts receivable:
      Trade:
        Stockholders and affiliates                                                   2,941            8,504
        Other trade                                                                  44,740           70,252
      Other                                                                          26,083           10,831
    Inventories                                                                     108,683          118,681
    Other current assets                                                             48,062           20,637
                                                                          -----------------------------------
         Total current assets                                                       561,590          403,110
  Net property                                                                      947,457          855,808
  Other assets                                                                       34,278           20,931
                                                                          ===================================
         Total assets                                                            $1,543,325       $1,279,849
                                                                          ===================================

LIABILITIES
  Current liabilities:
    Current portion of long-term debt                                            $   13,683       $   23,683
    Accounts payable:
      Trade                                                                          22,296           23,740
      Other                                                                          25,645           10,124
    Other current liabilities                                                        23,490           47,768
                                                                          -----------------------------------
         Total current liabilities                                                   85,114          105,315
                                                                          -----------------------------------

  Long-term debt                                                                    234,208           82,892
  Deferred credits                                                                   58,574                -
  Deferred income taxes                                                              44,323           49,426
  Other liabilities                                                                   4,083            4,806
                                                                          -----------------------------------
         Total non-current liabilities                                              341,188          137,124
                                                                          -----------------------------------

  Contingencies

Minority interest of labor shares in the
  Peruvian Branch                                                                    19,385           22,383
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

A29

                        Southern Peru Copper Corporation
                                and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  For the years ended December 31,                                                  1997             1996             1995
                                                                                    ----             ----             ----
  (Dollars in thousands)
  CAPITAL STOCK:
            SOUTHERN PERU COPPER CORPORATION
  COMMON STOCK:
  Balance at beginning of year                                                      $137             $115            $  -
  Issuance of 11,480,093 shares                                                        -                -             115
  Conversion from Class A to Common Stock, 1997 - 650,000 shares; 1996 -
  2,200,000 shares                                                                     6               22               -
                                                                              ---------------------------------------------------
  Balance at end of year                                                             143              137             115
                                                                              ---------------------------------------------------

  CLASS A COMMON STOCK:
  Balance at beginning of year                                                       666              688               -
  Issuance of 68,750,833 shares                                                        -                -             688
  Conversion to Common Stock, 1997 - 650,000 shares;
  1996 - 2,200,000 shares                                                             (7)             (22)              -
                                                                              ---------------------------------------------------
  Balance at end of year                                                             659              666             688

                                                                              ---------------------------------------------------
            SOUTHERN PERU LIMITED
  COMMON STOCK:
  Balance at beginning of year, 76,251,193 shares                                      -                -             763
  Retirement of treasury stock, 10,533,700 shares                                      -                -            (106)
  Exchange for shares of Southern Peru
  Copper Corporation, 65,717,493 shares                                                -                -            (657)
                                                                              ---------------------------------------------------
  Balance at end of year                                                               -                -               -
                                                                              ---------------------------------------------------

  ADDITIONAL PAID-IN CAPITAL:
            SOUTHERN PERU COPPER CORPORATION
  Balance at beginning of year                                                    265,745          265,738               -
  Additional paid-in capital on shares issued                                           -                -          81,222
  Market value of shares issued in exchange for
    labor shares                                                                        -                -         184,516
  Additional paid-in capital on treasury shares issued                                  -                7               -
                                                                              ---------------------------------------------------
  Balance at end of year                                                          265,745          265,745         265,738
                                                                              ---------------------------------------------------

            SOUTHERN PERU LIMITED
  Balance at beginning of year                                                           -                -        122,477
  Retirement of treasury stock                                                           -                -        (41,224)
  Exchange to shares of Southern Peru Copper Corp.                                       -                -        (81,253)
                                                                              ---------------------------------------------------
  Balance at end of year                                                                 -                -               -
                                                                              ---------------------------------------------------

  TREASURY STOCK:
            SOUTHERN PERU COPPER CORPORATION
  Balance at beginning of year                                                        (788)               -               -
  Purchased                                                                         (1,997)          (1,155)              -
  Used for corporate purposes                                                          316              367               -
                                                                              ---------------------------------------------------
  Balance at end of year                                                            (2,469)            (788)              -
                                                                              ---------------------------------------------------

           SOUTHERN PERU LIMITED
  Balance at beginning of year, 10,533,700 shares                                        -                -          (60,000)
  Retirement of 10,533,700 shares of treasury stock                                      -                -           60,000
                                                                              ---------------------------------------------------
  Balance at end of year                                                                 -                -                -
                                                                              ---------------------------------------------------

  RETAINED EARNINGS:
  Balance at beginning of year                                                      749,267         686,946          571,609
  Net earnings                                                                      185,658         180,512          217,754
  Dividends paid                                                                   (101,050)       (117,913)         (83,747)
  Stock awards                                                                         (315)           (278)               -
  Retirement of treasury stock                                                            -              -           (18,670)
                                                                               ---------------------------------------------------
  Balance at end of year                                                            833,560         749,267          686,946
                                                                               ---------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                     $1,097,638      $1,015,027        $ 953,487
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

14. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 1997 were:

                                                                                        Percent of
                                                                                      Total Number of

                                                              --------------------    --------------------

           Class A Common Shares:
             ASARCO Incorporated                                       43,348,949                   54.1%
             Cerro Trading Company, Inc.                               11,378,088                   14.2%
             Phelps Dodge Overseas Capital
               Corporation                                             11,173,796                   14.0%
                                                              --------------------    --------------------
                                                              --------------------    --------------------
             Total Class A Common Shares                               65,900,833                   82.3%
           Common Shares                                               14,157,107                   17.7%
                                                              --------------------    --------------------
             Total                                                     80,057,940                  100.0%
                                                              --------------------    --------------------
                                                              --------------------    --------------------


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