Form 10-Q
period 1998-03-31
SOUTHERN PERU COPPER CORP/
filed 1998-05-15
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1998
                                 First Quarter
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998            Commission file number 1-14066
                  --------------                                   -------



                        SOUTHERN PERU COPPER CORPORATION

             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3849074
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)


     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X     No ____


As of April 30, 1998 there were outstanding 13,949,872 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        SOUTHERN PERU COPPER CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

                                                                                                              Page No.

        Part I.  Financial Information:

        Item 1.  Financial Statements (unaudited)

                    Condensed Consolidated Statement of Earnings
                      Three Months Ended March 31, 1998 and 1997                                                          2

                    Condensed Consolidated Balance Sheet
                      March 31, 1998 and December 31, 1997                                                                3

                    Condensed Consolidated Statement of Cash Flows
                      Three Months Ended March 31, 1998 and 1997                                                          4

                    Notes to Condensed Consolidated Financial Statements                                                5-7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                                            8-11

        Report of Independent Accountants                                                                                12


        Part II.  Other Information:

        Item 4.  Submission of Matters to a Vote of Security Holders                                                     13

        Item 6(a)   Exhibits on Form 10-Q                                                                                14

        Exhibit 11        Statement re Computation of Earnings per Share


        Signatures                                                                                                       15

        Exhibit I - Independent Accountants' Awareness Letter

                                      -1-

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                                                      3 Months Ended
                                                                                                        March 31,
                                                                                                  1998              1997
                                                                                             (in thousands, except per share
                                                                                                         amounts)
Net sales:
 Stockholders and affiliates                                                                       $   5,984         $  20,969
 Others                                                                                              146,411           193,817
                                                                                                   ---------         ---------
      Total net sales                                                                                152,395           214,786
                                                                                                   ---------         ---------

Operating costs and expenses:
 Cost of sales                                                                                       102,595           108,517
 Administrative and other expenses                                                                    16,271            12,965
 Depreciation and depletion                                                                           13,691            11,499
 Provision for workers' participation                                                                  1,886             5,393
 Exploration expense                                                                                   1,192             1,064
                                                                                                   ---------          --------
  Total operating costs and expenses                                                                 135,635           139,438
                                                                                                   ---------          --------

  Operating income                                                                                    16,760            75,348

Interest income                                                                                        4,948             2,873
Other income                                                                                           2,128             1,383
Interest expense                                                                                      (4,407)           (2,440)
                                                                                                    ---------          --------

Earnings before taxes on income and minority
  interest of labor shares                                                                            19,429            77,164

Taxes on income                                                                                        6,316            19,805

Minority interest of labor shares in income of
  Peruvian Branch                                                                                       (193)           (1,543)
                                                                                                    ---------          --------

Net earnings                                                                                       $  12,920          $ 55,816
                                                                                                   =========          ========

Per common share amounts:
 Net earnings - basic and diluted                                                                 $   0.16           $   0.70
 Dividends paid                                                                                   $   0.20           $   0.30
 Weighted average number of shares outstanding (Basic and Diluted)
                                                                                                    79,943             80,195

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                              March 31,           December 31,
                                                                                                1998                  1997

                                                                                                      (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                                  $  151,309            $  126,491
       Marketable securities                                                                         117,711               204,590
       Accounts receivable, net                                                                       64,987                73,764
       Inventories                                                                                   113,184               108,683
       Other assets                                                                                   67,054                48,062
                                                                                                   ----------            ----------
         Total current assets                                                                        514,245               561,590

     Net property                                                                                    994,247               947,457
     Other assets                                                                                     35,660                34,278
                                                                                                   ----------            ----------
           Total Assets                                                                           $1,544,152            $1,543,325
                                                                                                   ==========            ==========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                                          $   13,683            $   13,683
       Accounts payable                                                                               56,785                47,941
       Accrued liabilities                                                                            32,406                23,490
                                                                                                   ----------            ----------
         Total current liabilities                                                                   102,874                85,114
                                                                                                   ----------            ----------

     Long-term debt                                                                                  234,208               234,208
     Deferred credits                                                                                 44,330                58,574
     Deferred income taxes                                                                            46,743                44,323
     Other liabilities                                                                                 5,899                 4,083
                                                                                                  ----------            ----------
         Total non-current liabilities                                                               331,180               341,188
                                                                                                  ----------            ----------

     Minority interest of labor shares in the Peruvian
       Branch                                                                                         18,524                19,385
                                                                                                  ----------            ----------

     STOCKHOLDERS' EQUITY
     Common stock (a)                                                                                261,077               264,078
     Retained earnings                                                                               830,497               833,560
                                                                                                  ----------             ---------
           Total Stockholders' Equity                                                              1,091,574             1,097,638
                                                                                                  ----------             ---------

           Total Liabilities, Minority Interest and Stockholders' Equity
                                                                                                  $1,544,152            $1,543,325
                                                                                                  ==========            ==========

     (a) Common shares: Authorized                                                                    34,099               34,099
                        Outstanding                                                          13,947               14,157
         Class A common shares Authorized & Outstanding                                               65,901               65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                                      3 Months Ended
                                                                                                        March 31,
                                                                                                  1998              1997
                                                                                                      (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                                                      $  12,920        $  55,816
  Adjustments to reconcile net earnings to net cash provided from operating activities:
      Depreciation and depletion                                                                       13,691           11,499
      Provision (benefit) for deferred income taxes                                                     2,446           (1,623)
      Minority interest of labor shares                                                                   193            1,543
      Net loss on sale of investments and property                                                        268                -
     Cash provided from (used for) operating assets and liabilities:
      Accounts receivable                                                                               8,717           (6,640)
      Inventories                                                                                      (4,501)           7,838
      Accounts payable and accrued liabilities                                                         14,399           14,196
      Other operating assets and liabilities                                                          (16,124)         (21,749)
      Foreign currency transaction loss                                                                     -               22
                                                                                                    ---------         --------

Net cash provided from operating activities                                                            32,009           60,902
                                                                                                    ---------         --------

INVESTING ACTIVITIES
  Capital expenditures                                                                                (76,408)         (29,096)
  Proceeds from held-to-maturity investments                                                           86,879            1,000
  Sales of property                                                                                       822                -
                                                                                                      ---------        ---------
Net cash provided from (used for) investing activities                                                 11,293          (28,096)
                                                                                                      ---------       ---------

FINANCING ACTIVITIES
  Debt repaid                                                                                               -           (5,000)
  Escrow deposits on long-term loans                                                                    1,615              439
  Dividends paid to common stockholders                                                               (15,983)         (24,055)
  Distributions to minority interest                                                                     (396)            (735)
  Net treasury stock transactions                                                                      (3,001)               -
  Purchases of labor shares                                                                              (912)          (3,056)
                                                                                                     ---------         --------
Net cash used for financing activities                                                                (18,677)         (32,407)
                                                                                                     ---------         --------

Effect of exchange rate changes on cash                                                                   193              249
                                                                                                    ----------         --------

Increase in cash and cash equivalents                                                                  24,818              648
Cash and cash equivalents, at beginning of period                                                     126,491          173,205
                                                                                                    ---------         --------

Cash and cash equivalents, at end of period                                                         $ 151,309        $ 173,853
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

                        SOUTHERN PERU COPPER CORPORATION
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.

B. The effective tax rate increased in the first quarter of 1998 as compared to the first quarter of 1997 primarily because in 1997 the Company realized a reduction in its effective tax rate as a result of a reinvestment allowance to expand the Cuajone mine approved by the Government of Peru.


C. The Company's first quarter 1998 results include $10.0 million pre-tax charge ($6.0 million after-tax) for severance costs associated with the Company's cost reduction program.


D.    Inventories were as follows:
     (in millions)

                                                                                        March 31,              December 31,
                                                                                            1998                     1997
                                                                                            ----                     ----
       Metals at lower of average cost or market:
            Finished goods                                                                  $  1.7                 $   0.6
            Work-in-process                                                                   45.3                    45.0
       Supplies at average cost, net of reserves                                              66.2                    63.1
                                                                                            ------                 -------
       Total inventories                                                                    $113.2                 $ 108.7
                                                                                            ======                 =======

E. At March 31, 1998, the Company has recorded sales of 13.9 million pounds of copper, at a provisional price of $0.76 per pound. These sales are subject to final pricing based on the average monthly LME copper price principally in the second quarter of 1998.

F.    Financial Instruments:

     The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

     Copper: Depending on market fundamentals and other conditions, the Company may purchase put options to reduce or eliminate the risk of price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of the options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

     The recognized pre-tax gains from the Company's copper hedging activities, were $7.2 million and $5.6 million for the first quarter 1998 and 1997, respectively.

     At March 31, 1998, the Company held no copper put options.

     Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its product costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of March 31, 1998, the Company has entered into the following fuel swap agreements:

                                                                                                                 Percent of
                                                                        Quantity            Contract            Estimated Fuel
       Fuel Type                               Period                   (Barrels)             Price              Requirement
       ---------                               ------                   ---------             -----              -----------
       Residual Oil #6:                       4/98-6/98                   90,000             $13.93                    30%
                                              7/98-9/98                  180,000             $12.81                    60%
                                            10/98-12/98                   90,000             $13.93                    30%

       Diesel Fuel #2:                        4/98-6/98                  124,000             $18.42                    84%
                                             7/98-12/98                   80,000             $21.40                    27%

G.   Commitments and Contingencies:

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

H.   Summarized Financial Information of Significant Subsidiary:

     The condensed consolidated financial information for Southern Peru Limited, a wholly owned subsidiary of Southern Peru Copper Corporation, included in the consolidated financial statements of the Company, is summarized below. Separate financial statements and disclosures for Southern Peru Limited are not presented because management has determined that such information is not material to holders of Southern Peru Limited's debt securities.

     Statement of Earnings and Cash Flow
     (in millions)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                            1998                           1997
                                                                            ----                           ----

       Earnings:
       Net sales                                                          $152.4                       $214.8
       Operating income                                                     16.8                         75.3
       Net earnings                                                         12.9                         55.8

       Cash Flow:
       Operating activities                                               $ 32.0                       $ 60.9
       Investing activities                                                 11.3                        (28.1)
       Financing activities                                                (18.7)                       (32.4)

       Balance Sheet
       (in millions)                                            At March 31, 1998                  At December 31, 1997
                                                                ------------------                 --------------------

       Current assets                                                     $514.2                       $561.6
       Noncurrent assets                                                 1,029.9                        981.7
       Current liabilities                                                 102.9                         85.1
       Noncurrent liabilities                                              331.2                        341.2
       Minority interest                                                    18.5                         19.4
       Stockholders' equity                                              1,091.6                      1,097.6

     Southern Peru Limited holds all the operating assets and liabilities of the Company and does not hold any other operating assets.


I.    Impact of New Accounting Standard:

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and display of comprehensive income and its components, had no impact on the financial statements.

     In March 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers Disclosure about Pensions and other Postretirement Benefits." This statement which is effective for fiscal years beginning after December 15, 1997, revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans.

                                 Part I Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $12.9 million, or $0.16 per share on a diluted basis, for the first quarter ended March 31, 1998 compared with net earnings of $55.8 million, or diluted earnings per share of $0.70, for the first quarter of 1997. The decrease in earnings in 1998 is primarily a result of low copper prices which were lower by 30% from a year ago and from a non-recurring charge for severance costs related to the Company's cost reduction program.

In response to low copper prices the Company implemented a $30 million annual cost-reduction program. The program includes reductions in general and administrative expenses, and purchased materials and supplies, as well as other operational improvements. The program also includes personnel reductions and the institution of a hiring freeze of the Company's salaried staff. The Company provided a $10 million pre-tax charge in the first quarter of 1998 for severance costs.

In the first quarter 1998 the Company recognized pre-tax gains of $7.2 million ($4.4 million after-tax) as a result of its price protection program, compared with pre-tax gains of $5.6 million ($3.6 million after-tax) in the first quarter of 1997.

Copper mine production decreased by 7% to 153.1 million pounds in the first quarter of 1998, principally due to a reduction in the grade of ore of the Cuajone mine, partially offset by increases in throughput and recoveries at the Cuajone concentrator and increased production from the SX/EW facility. Refined copper production increased by 6% in the first quarter of 1998 due to increased electric current density at the Ilo refinery and an increase in production from the SX/EW facility.

The Ilo acid plant expansion was completed in March 1998 and will capture all of the sulfur dioxide emitted by the Teniente converter which comprises 30% of the smelter's total emissions. As a result, production of sulfuric acid will increase to 330,000 tons annually. The Cuajone mine expansion, which will increase annual copper production by 130 million pounds is on schedule and is expected to be completed in early 1999. Engineering and planning for the Ilo smelter modernization are also moving forward on schedule.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended March 31,1998 the inflation and devaluation rates were 3.5% and 2.9%, respectively.

Net Sales: Net sales in the first quarter of 1998 decreased $62.4 million to $152.4 million from the comparable period in 1997. The decrease in net sales was a result of lower copper prices in 1998.

At March 31, 1998, the Company has recorded sales of 13.9 million pounds of copper, at a provisional price of $0.76 per pound. These sales are subject to final pricing based on the average monthly LME copper price principally in the second quarter of 1998.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                                                                          Three Months Ended
                                                                                              March 31,

                                                                                         1998              1997
                                                                                         ----              ----
Price/Volume Data:
Average Metal Prices
Copper (per pound-LME)                                                                     $0.77             $1.10
Molybdenum (per pound)                                                                     $3.96             $4.56
Silver (per ounce-COMEX)                                                                   $6.24             $5.01

Sales Volume (in thousands):
Copper (pounds)                                                                          170,020           172,000
Molybdenum (pounds) (1)                                                                    2,851             2,234
Silver (ounces)                                                                              753               679

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

Copper: Depending on market fundamentals and other conditions, the Company may purchase put options to reduce or eliminate the risk of price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of the options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

The recognized pre-tax gains of the Company's copper hedging activities, were $7.2 million and $5.6 million for the first quarter 1998 and 1997, respectively.

At March 31, 1998, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its product costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of March 31, 1998, the Company has entered into the following fuel swap agreements:

                                                                                                              Percent of
                                                                   Quantity            Contract              Estimated Fuel
    Fuel Type                             Period                   (Barrels)           Price                  Requirement
    ---------                              ------                  ---------           -----                   -----------
    Residual Oil #6:                       4/98-6/98                 90,000            $13.93                      30%
                                           7/98-9/98                180,000            $12.81                      60%
                                         10/98-12/98                 90,000            $13.93                      30%

    Diesel Fuel #2:                        4/98-6/98                124,000            $18.42                      84%
                                          7/98-12/98                 80,000            $21.40                      27%

Operating Costs and Expenses: Operating costs and expenses were $135.6 million in the first quarter of 1998 compared with $139.4 million in the first quarter of 1997. The decrease in the operating costs and expenses is principally due to lower sales of purchased concentrates and lower workers participation in the first quarter of 1998, partially offset by a charge in the 1998 quarter of $10.0 million for severance cost associated with the Company's cost reduction program.

Non-Operating Items: Interest income was $4.9 million in the first quarter of 1998, compared with $2.9 million for the respective period in 1997. The increase reflected higher invested balances partially reduced by lower interest rates.

Interest expense was $4.4 million in the first quarter of 1998, compared with $2.4 million in the first quarter of 1997, primarily as a result of a higher outstanding debt.

Taxes on Income: Taxes on income for the three months ended March 31, 1998 were $6.3 million, compared with $19.8 million for the first quarter of 1997. The decrease was principally due to lower earnings in 1998.

The effective tax rate increased in the first quarter of 1998 as compared to the first quarter of 1997 primarily because in 1997 the Company realized a reduction in its effective tax rate as a result of a reinvestment allowance to expand the Cuajone Mine approved by the Government of Peru.

Minority Interest of Labor Shares: The minority interest of labor shares was $0.2 million in the first quarter of 1998, compared to $1.5 million in the first quarter of 1997. The decrease reflects lower earnings and a reduction in labor shares interest as result of the Company's purchases of labor shares.

Cash Flows - Operating Activities: Net cash provided from operating activities was $32.0 million in the first quarter of 1998, compared with $60.9 million in the comparable 1997 period. The decrease was primarily the result of lower copper prices.

Cash Flows - Investing Activities: Investing activities in the first quarter of 1998 was a source of cash of $11.3 million, compared with a use of cash of $28.1 million for the first quarter of 1997. The increase in cash provided from investing activities in the first quarter of 1998 is due to higher proceeds from held-to-maturity investments partially offset by increased capital expenditures. The increase in capital expenditures from the prior year first quarter is principally related to the expansion of the Cuajone mine.
                                      -10-

Cash Flows - Financing Activities: Financing activities in the first quarter of 1998 included dividend distributions of $16.0 million and $3.9 million used to repurchase labor shares and treasury stock.

The first quarter of 1997 included a dividend distribution of $24.1 million, funds used to purchase labor shares and treasury stock of $3.1 million and a scheduled payment of $5.0 million of long-term debt.

Liquidity and Capital Resources: At March 31, 1998, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 18.3% compared to 18.2% at December 31, 1997. Debt at March 31, 1998 was $247.9 million, the same as at the end of 1997. Additional indebtedness permitted under terms of the most restrictive of the Company's credit agreements totaled $843 million at March 31, 1998.

The Company expects that it will meet its cash requirements for 1998 and beyond from internally generated funds, cash on hand, from borrowings under the seven-year loan facility signed in April 1997, and from additional external financing.

In the first quarter of 1998, the Company paid a dividend to shareholders of $16.0 million or $0.20 per share, compared with $24.1 million or $0.30 per share in the same period of 1997. On April 30, 1998, the Company declared a quarterly dividend of $0.08 per share payable June 3, 1998 to stockholders of record at the close of business on May 18, 1998.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

Impact of New Accounting Standard: In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and display of comprehensive income and its components, had no impact on the financial statements.

In March 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers Disclosure about Pensions and other Postretirement Benefits." This statement which is effective for fiscal years beginning after December 15, 1997, revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans.

Cautionary statement: Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company's products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metal prices on commodity exchanges which can be volatile.

COOPERS & LYBRAND L.L.P.







REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


 We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of March 31, 1998 and the condensed consolidated statements of earnings and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

 Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, referred to above, for them to be in conformity with generally accepted accounting principles.

 We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of earnings,cash flows, and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                Coopers & Lybrand L.L.P.





New York, New York
April 20, 1998

                          PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

 At the annual meeting of stockholders of the Company held on April 30, 1998, the holders of Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, were asked to approve the selection of the independent accountants for 1998.

 Votes cast in the election of directors by holders of Common Stock were as follows:

                                                                                       Number of Shares
                     Names                                                             For                     Withheld
                     -----                                                            ----                      -------
                   Amb. Everett E. Briggs                                            8,813,771                  778,191
                   John F. McGillicuddy                                              8,863,284                  728,678

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
                   Richard de J. Osborne

Stockholders approved the selection of the independent accountants as follows:

                                                                           For                  Against             Withheld
                   Common Stock:                                        10,059,128               10,438              132,705
                   Class A Common Stock:                               329,504,165                    -                    -
                                                                      ------------              -------             --------
                      Total                                            339,563,293               10,438              132,705

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

Earnings per Common Share
(in thousands, except per share amounts)

                                                                                                    3 Months Ended
                                                                                                       March 31,
                                                                                              1998             1997
                                                                                              ----             ----

Net earnings applicable to common stock                                                      $12,920          $55,816
                                                                                             =======          =======


Weighted average number of common shares outstanding                                          79,943           80,192
Shares issuable from assumed exercise of Stock Options                                             -                3
                                                                                             -------          -------
Weighted average number of common shares outstanding,                                         79,943           80,195
                                                                                              ======          =======
  as adjusted


Diluted earnings per share:

Net earnings applicable to common stock                                                         $.16             $.70
                                                                                                ====             ====

Basic earnings per share:

Net earnings applicable to common stock                                                         $.16             $.70
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


                        SOUTHERN PERU COPPER CORPORATION
                                  (Registrant)




Date:   May 14, 1998                               /s/ Ronald J. O'Keefe
                                                   ---------------------
                                                   Ronald J. O'Keefe
                                                   Executive Vice President and
                                                   Chief Financial Officer



Date:   May 14, 1998                               /s/ Brendan M. O'Grady
                                                   ----------------------
                                                   Brendan M. O'Grady
                                                   Comptroller

                                                                     Exhibit I
COOPERS & LYBRAND L.L.P.



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 20, 1998 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of March 31,1998 for the three months ended March 31, 1998 and 1997 and included in this Form 10-Q for the quarter ended March 31,1998 is incorporated by reference in the Company's Registration Statement on Form S-8 (File Nos. 33-32736 and 333-40293). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                    Coopers & Lybrand L. L. P.


New York, New York
May 14, 1998