Form 10-Q
period 1998-06-30
SOUTHERN PERU COPPER CORP/
filed 1998-08-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1998
                                 Second Quarter
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998             Commission file number 1-14066
                  -------------                                    -------



                        SOUTHERN PERU COPPER CORPORATION

             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3849074
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)


     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X     No ____


As of July 31, 1998 there were outstanding 13,949,612 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries


                               INDEX TO FORM 10-Q

                                                                                                              Page No.
        Part I.  Financial Information:

        Item 1.  Financial Statements (unaudited)

                    Condensed Consolidated Statement of Earnings
                      Three Months and Six Months                                                                 2
                   Ended June 30, 1998 and 1997

                    Condensed Consolidated Balance Sheet
                      June 30, 1998 and December 31, 1997                                                         3

                    Condensed Consolidated Statement of Cash Flows
                      Three Months and Six Months                                                                 4
                   Ended June 30, 1998 and 1997

                    Notes to Condensed Consolidated Financial Statements                                         5-7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                                     8-13

        Report of Independent Accountants                                                                        14


        Part II.  Other Information:

        Item 6(a)   Exhibits on Form 10-Q                                                                        15

        Exhibit 11        Statement re Computation of Earnings per Share


        Signatures                                                                                               16

        Exhibit I - Independent Accountants' Awareness Letter

                                     - 1 -

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                   3 Months Ended                     6 Months Ended
                                                                         June 30,                           June 30,
                                                                  1998              1997             1998              1997
                                                                         (in thousands, except for per share amounts)
Net sales:
 Stockholders and affiliates                                       $   6,392         $  17,446        $  12,376         $  38,415
 Others                                                              146,147           208,776          292,558           402,593
                                                                   ---------         ---------        ---------         ---------
      Total net sales                                                152,539           226,222          304,934           441,008
                                                                   ---------         ---------        ---------         ---------

Operating costs and expenses:
 Cost of sales                                                       101,630           120,701          204,203           230,825
 Administrative and other expenses                                    11,262            11,651           27,048            23,103
 Depreciation and depletion                                           15,687            11,608           29,377            23,107
 Provision for workers' participation                                  3,296             5,482            5,182            10,875
 Exploration expense                                                     976             1,648            2,168             2,712
                                                                   ---------         ---------        ---------         ---------
  Total operating costs and expenses                                 132,851           151,090          267,978           290,622
                                                                   ---------         ---------        ---------         ---------

  Operating income                                                    19,688            75,132           36,956           150,386

Interest income                                                        4,036             4,806            8,983             7,679
Other income                                                           7,289             2,147            8,909             3,624
Interest expense                                                      (3,837)           (4,828)          (8,244)           (7,268)
                                                                  ----------        ----------       ----------        ----------

Earnings before taxes on income
 and minority interest of labor shares                                27,176            77,257           46,604           154,421

Taxes on income                                                        8,598            15,782           14,913            35,587

Minority interest of labor shares in
 income of Peruvian Branch                                               205             1,875              398             3,418
                                                                  ----------         ---------        ---------         ---------

Net earnings                                                       $  18,373         $  59,600        $  31,293         $ 115,416
                                                                   =========         =========        =========         =========

Per common share amounts:
 Net earnings - basic and diluted                                   $   0.23          $   0.74         $   0.39         $    1.44
 Dividends paid                                                     $   0.08          $   0.35         $   0.28         $    0.65
 Weighted average common shares outstanding:
     Basic                                                            79,850            80,202           79,936            80,197
                            Diluted                                   79,859            80,202           79,943            80,197

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                           June 30,            December 31,
                                                                                             1998                  1997
                                                                                                   (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                              $  207,198            $  126,491
       Marketable securities                                                                      51,876               204,590
       Accounts receivable, net                                                                   61,203                73,764
       Inventories                                                                               110,338               108,683
       Other assets                                                                               57,009                48,062
                                                                                              ----------            ----------
         Total current assets                                                                    487,624               561,590

     Net property                                                                              1,020,669               947,457
     Other assets                                                                                 24,960                34,278
                                                                                              ----------            ----------
           Total Assets                                                                       $1,533,253            $1,543,325
                                                                                              ==========            ==========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                                      $   13,683            $   13,683
       Accounts payable                                                                           38,287                47,941
       Accrued liabilities                                                                        32,764                23,490
                                                                                              ----------            ----------
         Total current liabilities                                                                84,734                85,114
                                                                                              ----------            ----------

     Long-term debt                                                                              227,367               234,208
     Deferred credits                                                                             36,090                58,574
     Deferred income taxes                                                                        56,551                44,323
     Other liabilities                                                                             7,788                 4,083
                                                                                              ----------            ----------
         Total non-current liabilities                                                           327,796               341,188
                                                                                              ----------            ----------

     Minority interest of labor shares
       in the Peruvian Branch                                                                     17,164                19,385
                                                                                              ----------            ----------

     STOCKHOLDERS' EQUITY
     Common stock (a)                                                                            261,077               264,078
     Retained earnings                                                                           842,482               833,560
                                                                                              ----------            ----------
           Total Stockholders' Equity                                                          1,103,559             1,097,638
                                                                                              ----------            ----------

           Total Liabilities, Minority
            Interest & Stockholders' Equity                                                   $1,533,253            $1,543,325
                                                                                              ==========            ==========

     (a) Common shares: Authorized                                                               34,099               34,099
                                 Outstanding                                                     13,949               14,157
         Class A common shares Authorized
           and Outstanding                                                                       65,901               65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                          3 Months Ended                   6 Months Ended
                                                                             June 30,                         June 30,
                                                                       1998             1997            1998            1997
                                                                          (in thousands)                   (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                          $ 18,373       $  59,600         $ 31,293       $115,416
  Adjustments to reconcile net earnings to
   net cash provided from operating activities:
      Depreciation and depletion                                          15,687          11,608           29,377         23,107
      Provision (benefit) for deferred income taxes                        1,751            (332)           4,197         (1,955)
      Minority interest of labor shares                                      205           1,875              398          3,418
     Cash provided from (used for) operating assets and liabilities:
      Accounts receivable                                                  3,696          (4,954)          12,413        (11,594)
      Inventories                                                          2,846         (10,548)          (1,655)        (2,710)
      Accounts payable and accrued liabilities                           (17,342)         28,680           (2,943)        16,674
      Other operating assets and liabilities                              23,319            (844)           7,464          3,609
      Foreign currency transaction losses (gain)                             823          (1,057)             823         (1,035)
                                                                        --------       ---------         --------      ---------

Net cash provided from operating activities                               49,358          84,028           81,367        144,930
                                                                        --------        --------         --------       --------

INVESTING ACTIVITIES
  Capital expenditures                                                   (51,337)        (32,258)        (127,745)       (61,354)
  Purchases of held-to-maturity investments                              (21,732)       (208,792)         (27,189)      (208,792)
  Proceeds from held-to-maturity investments                              87,567               -          179,903          1,000
  Sales of property                                                        2,891          41,885            3,713         41,885
                                                                        --------       ---------        ---------       --------
Net cash provided from (used for) investing
  activities                                                              17,389        (199,165)          28,682       (227,261)
                                                                        --------      ----------        ---------      ---------

FINANCING ACTIVITIES
  Debt repaid                                                             (6,841)         (6,842)          (6,841)       (11,842)
  Proceeds from borrowings                                                     -         200,000                -        200,000
  Escrow deposits (withdrawals) on long-term loans                         5,385         (12,317)           7,000        (11,878)
  Dividends paid to common stockholders                                   (6,387)        (28,070)         (22,370)       (52,125)
  Distributions to minority interest                                        (130)           (568)            (526)        (1,303)
  Net treasury stock transactions                                              -               -           (3,001)             -
  Purchases of labor shares                                               (2,331)         (1,550)          (3,243)        (4,606)
                                                                       ---------      ----------        ---------      ---------
Net cash provided from (used for) financing activities
                                                                         (10,304)        150,653          (28,981)       118,246
                                                                        ---------       ---------        ---------       --------

Effect of exchange rate changes on cash                                     (554)            954             (361)         1,203
                                                                        ---------       ---------        --------        --------

Increase in cash and cash equivalents                                     55,889          36,470           80,707         37,118
Cash and cash equivalents, at beginning of period                        151,309         173,853          126,491        173,205
                                                                        --------       ---------         --------       --------

                  Cash and cash equivalents, at end of period          $ 207,198       $ 210,323        $ 207,198      $ 210,323
                                                                       =========       =========        =========      =========

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.

B. The effective tax rate increased in 1998 compared with 1997, primarily because in 1997 the Company recognized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.

C. The Company's first quarter 1998 results include a $10.0 million pre-tax charge ($6.0 million after-tax) for severance costs associated with the Company's cost reduction program.

D.    Inventories were as follows:
         (in millions)

                                                                                    June 30,              December 31,
                                                                                      1998                    1997
       Metals at lower of average cost or market:
            Finished goods                                                          $   1.4                 $   0.6
            Work-in-process                                                            48.0                    45.0
       Supplies at average cost, net of reserves                                       60.9                    63.1
                                                                                    -------                 -------
       Total inventories                                                            $ 110.3                 $ 108.7
                                                                                    =======                 =======

E. At June 30, 1998, the Company has recorded sales of 2.9 million pounds of copper, at a provisional price of $0.75 per pound. These sales are subject to final pricing based on the average monthly LME copper prices in the month of settlement in the third quarter of 1998. Pricing adjustments in the second quarter on first quarter provisionally priced sales were immaterial.

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

     Earnings for the first six months of 1998 and 1997 include pre-tax gains of $7.2 million and $5.6 million, respectively, from copper hedging activities. There was no copper hedging activity in the second quarter of 1998 and 1997.
     At June 30, 1998, the Company held no copper put options.

     Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of June 30, 1998, the Company has entered into the following fuel swap agreements:

                                                                                      Contract               Percent of
                                                            Quantity                   Price               Estimated Fuel
       Fuel Type                         Period             (Barrels)              (per Barrel)              Requirement
       ---------                         ------             ---------              ------------              -----------
       Residual Oil #6:                     7/98-9/98            180,000                 $12.81                    60%
                                          10/98-12/98             90,000                 $13.93                    30%

       Diesel Fuel #2:                     7/98-12/98             80,000                 $21.40                    27%

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

     It is the opinion of management that the outcome of the legal proceeding mentioned, as well as other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of the Company and its consolidated subsidiaries. However, it is possible that litigation matters could have a material effect on quarterly or annual operating results, when they are resolved in future periods.

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

     Statements of Earnings and Cash Flows
       (in millions)                                        Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                           1998             1997            1998            1997
                                                           ----             ----            ----            ----
       Earnings:
       Net sales                                             $152.5          $226.2          $304.9           $441.0
       Operating income                                        19.7            75.1            37.0            150.4
       Net earnings                                            18.4            59.6            31.3            115.4

       Cash Flow:
       Operating activities                                  $ 49.4          $ 84.0          $ 81.4           $144.9
       Investing activities                                    17.4          (199.2)           28.7           (227.3)
       Financing activities                                   (10.3)          150.7           (29.0)           118.2



       Balance Sheet
       (in millions)                                                    At June 30,              At December 31,
                                                                           1998                       1997
       Current assets                                                       $  487.6                    $   561.6
       Noncurrent assets                                                     1,045.6                        981.7
       Current liabilities                                                      84.7                         85.1
       Noncurrent liabilities                                                  327.8                        341.2
       Minority interest                                                        17.2                         19.4
       Stockholders' equity                                                  1,103.6                      1,097.6

     Southern Peru Limited holds all of the operating assets and liabilities of the Company and does not hold any other operating assets.

I.   Impact of New Accounting Standards:

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and display of comprehensive income and its components, had no impact on the financial statements.

     In March 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers Disclosure about Pensions and other Postretirement Benefits." This statement which is effective for fiscal years beginning after December 15, 1997, will not impact the Company's financial statements but modifies the disclosures about pensions and other postretirement benefit plans.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal quarters of fiscal years beginning after June 15,1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

                                 Part I Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $18.4 million, or $0.23 per share on a diluted basis, for the second quarter ended June 30, 1998 compared with net earnings of $59.6 million, or diluted earnings per share of $0.74, for the second quarter of 1997. For the first six months of 1998, net earnings were $31.3 million or diluted earnings per share of $0.39, compared to $115.4 million, or diluted earnings per share of $1.44 for the same period of 1997. The decrease in earnings in 1998 is primarily a result of low copper prices, which were lower by approximately 30% in the three month and six month 1998 periods, and a decrease of 16.8 million pounds of copper sold in the second quarter of 1998 compared with the same period of 1997.

In light of the low copper prices the Company implemented early in the second quarter a comprehensive $30 million annual cost reduction program. The program includes reductions in general and administrative expenses, and purchased materials and supplies, as well as operational improvements. The program also includes personnel reductions and the institution of a hiring freeze of the Company's salaried staff. To provide for the personnel reductions a $10 million pre-tax charge was recorded in the first quarter of 1998 for severance costs. In the second quarter of 1998 the program has produced a pre-tax benefit of approximately $6.3 million.

Copper production in the second quarter and the first six months of 1998 and 1997, was as follows (in millions of pounds):

                                       Three Months Ended                           Six Months Ended
                                            June 30,                                    June 30,
                                     1998              1997                   1998                  1997
                                     ----              ----                   ----                  ----
Mined                                 157,800           170,100                310,900                334,600
Refined                               163,600           150,400                321,600                299,500

The decrease of approximately 7% in mine production in both periods of 1998 compared with the 1997 periods, is principally due to a reduction in the grade of ore in both of the Company's mines and lower throughput due to hard ore at the Toquepala mine. The increase in refined copper production of 9% and 7% in the second quarter and six months of 1998, respectively, is due to increased production efficiencies at the Ilo refinery and an increase in production at the solvent extraction/electrowinning facility.

Molybdenum production increased 6.5% to 2.3 million pounds in the second quarter of 1998 compared with the second quarter of 1997. For the first half of 1998 production increased 24.3% to 5.5 million pounds compared with the same period of 1997. The increase is attributable to higher molybdenum ore grades at both of the Company's mines.

The Cuajone mine expansion, which will increase annual copper production by 130 million pounds is on schedule and is expected to be completed in early 1999. Approximately one half of the $245 million committed to the project has been invested through June 30, 1998. Engineering and planning for the Ilo smelter modernization are also moving forward on schedule.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended June 30,1998 the inflation and devaluation rates were 1.74% and 4.31%, respectively, and for the six month periods ended June 30, 1998, the inflation and devaluation rate were 5.31% and 7.36%, respectively.

Net Sales: Net sales in the second quarter of 1998 decreased $73.7 million to $152.5 million from the comparable period in 1997. Net sales for the first six months of 1998 totaled $304.9 million, compared with $441.0 million for the same period of 1997. The decrease in net sales was a result of lower copper prices in 1998. In addition, copper sales volume decreased by 16.8 million pounds in the second quarter of 1998 compared with the same period of 1997.

At June 30, 1998, the Company has recorded sales on 2.9 million pounds of copper, at a provisional price of $0.75 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement in the third quarter of 1998.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                                      Three Months Ended                    Six Months Ended
                                                            June 30                             June 30
                                                  1998              1997               1998              1997
                                                  ----              ----               ----              ----
Price/Volume Data:
Average Metal Prices
Copper (per pound-LME)                                  $0.79             $1.14              $0.78            $1.12
Molybdenum (per pound)                                  $4.03             $4.53              $3.99            $4.54
Silver (per ounce-COMEX)                                $5.69             $4.73              $5.96            $4.87

Sales Volume (in thousands):
Copper (pounds)                                       167,200           184,000            337,200          356,000
Molybdenum (pounds) (1)                                 2,730             2,254              5,581            4,488
Silver (ounces)                                           764               816              1,518            1,495

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

Earnings for the first six months of 1998 and 1997 included a pre-tax gain of $7.2 million and $5.6 million, respectively, from copper hedging activities. There was no copper hedging activity in the second quarter of 1998 and 1997.

At June 30, 1998, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of June 30, 1998, the Company has entered into the following fuel swap agreements:

                                                                                    Contract               Percent of
                                                          Quantity                   Price               Estimated Fuel
    Fuel Type                         Period              (Barrels)              (per Barrel)              Requirement
    ---------                         ------              ---------              ------------              -----------
    Residual Oil #6:                     7/98-9/98          180,000                      $12.81                 60%
                                       10/98-12/98           90,000                      $13.93                 30%

    Diesel Fuel #2:                     7/98-12/98           80,000                      $21.40                 27%


Operating Costs and Expenses: Operating costs and expenses were $132.9 million in the second quarter of 1998 compared with $151.1 million in the second quarter of 1997. The decrease in the operating costs and expenses is principally due to lower volume of copper sold (a decrease of 16.8 million pounds), lower unit cost of Company mined copper sold (a decrease of approximately 3 cents) and lower cost of copper sold which was produced from third party concentrates. These decreases were partially offset by a payment of $3.5 million in the second quarter of 1998 to terminate a supplemental power supply contract.
The contract was terminated as part of the Company's cost reduction program.

Operating costs and expenses were $268.0 million in the six months ended June 30, 1998 compared with $290.6 million in the comparable 1997 period. The decrease is principally due to reduced sales volume and lower cost of copper produced from third party concentrates, partially offset by a charge in the first quarter of 1998 of $10 million for severance costs associated with the Company's cost reduction program.

Non-Operating Items: The Company's second quarter 1998 results include in, "Other income" a $5.3 million insurance settlement related to rain damage in the first quarter of 1997.

Total interest cost increased by $1.4 million in the second quarter of 1998 as compared to the second quarter of 1997, as a result of higher debt levels. However, net interest expense reported on the statement of earnings decreased by $1.0 million as interest on funds invested in the Company's expansion program was capitalized.

Taxes on Income: Taxes on income for the three months ended June 30, 1998 were $8.6 million, compared with $15.8 million for the second quarter of 1997. The decrease was principally due to lower earnings in 1998.

The effective tax rate increased in 1998 as compared to 1997 period primarily because in 1997 the Company recognized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.

Minority Interest of Labor Shares: The minority interest of labor shares was $0.2 million in the second quarter of 1998, compared to $1.9 million in the second quarter of 1997. The decrease reflects lower earnings and a reduction in labor shares outstanding as result of the Company's repurchase program.

Cash Flows:

Second Quarter - Net cash provided from operating activities was $49.4 million in the second quarter of 1998, compared with $84.0 million in the comparable 1997 period. The decrease was primarily the result of lower copper prices.

Investing activities in the second quarter of 1998 was a source of cash of $17.4 million, compared with a use of cash of $199.2 million for the second quarter of 1997. The increase in cash provided from investing activities in the second quarter of 1998 is due to higher proceeds from held-to-maturity investments partially offset by increased capital expenditures. The increase in capital expenditures from the prior year second quarter is principally related to the expansion of the Cuajone mine.

Financing activities in the second quarter of 1998 was a use of cash of $10.3 million, compared with a source of cash of $150.7 million for the second quarter of 1997. The decrease in cash provided in the second quarter of 1998 is mainly because the second quarter of 1997 included the sale of $150 million of Secured Export Notes (SENS) and a sale of $50 million bonds in the Peruvian market.

The second quarter of 1998 includes a dividend distribution of $6.4 million, a scheduled payment of $6.8 million of long term debt and $2.3 million used to repurchase labor shares. The second quarter of 1997 included a dividend distribution of $28.1 million, a scheduled payment of $6.8 million of long term debt and funds used to purchase labor shares and treasury stock of $1.6 million.

Six Months - Net cash provided from operating activities was $81.4 million for the six month period ended June 30, 1998, compared with $144.9 million in the corresponding 1997 period. The decrease was primarily caused by lower copper prices.

Cash provided from investing activities was $28.7 for the six month period ended June 30, 1998, compared with cash used of $227.3 million in the corresponding 1997 period. Investing activities for the six month period ending June 30, 1998 include proceeds from the redemption of held-to-maturity investments of $179.9 million, reduced by purchases of held-to-maturity investments of $27.2 million and capital expenditures of $127.7 million. Investing activities for the six months ending June 30, 1997 include the purchase of held-to-maturity investments of $208.8 million, proceeds from the sale of property of $41.9 million and capital expenditures of $61.4 million.

Cash used for financing activities for the six months ended June 30, 1998 was $29.0 million compared with cash provided of $118.2 million in the comparable 1997 period. The cash provided in the 1997 period include proceeds from the $150 million SENS offering and $50 million from the issuance of bonds. Dividends paid to shareholders were $22.4 million in the 1998 six-month period and $52.1 million in the 1997 six-month period.

Liquidity and Capital Resources: At June 30, 1998, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 17.7% compared to 18.2% at December 31, 1997. Debt at June 30, 1998 was $241.1 million, compared to $247.9 million at the end of 1997. Additional indebtedness permitted under terms of the most restrictive of the Company's credit agreements totaled $862.5 million at June 30, 1998.

The Company expects that it will meet its cash requirements for 1998 and beyond from internally generated funds, cash on hand, from borrowings under the seven-year loan facility signed in April 1997, and from additional external financing.

In the second quarter of 1998, the Company paid a dividend to shareholders of $6.4 million or $0.08 per share, compared with $28.1 million or $0.35 per share in the same period of 1997. On July 24, 1998, the Company declared a quarterly dividend of $0.11 per share payable September 2, 1998 to stockholders of record at the close of business on August 17, 1998.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in the machinery and equipment used in its operations. Phase one of the Company's program  which  involved  an  assessment  of Y2K  compliance  of  the  Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. The Company has identified two computerized information systems that are not Y2K compliant. These systems are being replaced and are expected to be operational by April 1999. As of June 30, 1998, substantially all of the Company's embedded computer systems are Y2K compliant and the remaining embedded computer systems are expected to be Y2K compliant by the first quarter of 1999. Under the third phase of the program the Company will send detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance.

As of June 30, 1998, the Company had spent approximately $0.7 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $0.2 million to complete phases two and three of the program.

Pursuant to phase three of its program, the Company will send surveys to its major customers, suppliers and service providers in the third quarter of 1998 and also expects to complete this phase of the program in the first quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance could have a significant impact on the Company's financial results depending on the length and severity of the disruption. The Company is currently identifying alternatives and will complete a contingency plan for each of its principal operations by March 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

Impact of New Accounting Standards: In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and display of comprehensive income and its components, had no impact on the financial statements.

In March 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers Disclosure about Pensions and other Postretirement Benefits." This statement which is effective for fiscal years beginning after December 15, 1997, will not impact the Company's financial statements but modifies the disclosures about pensions and other postretirement benefit plans.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal quarters of fiscal years beginning after June 15,1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

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

PricewaterhouseCoopers LLP




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of June 30, 1998 and the condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                     PricewaterhouseCoopers LLP




New York, New York
July 17, 1998

                          PART II - OTHER INFORMATION


Item 6(a) - Exhibits on Form 10Q


                                 EXHIBIT INDEX

Exhibit
   11                 Statement re Computation of Earnings per Share


Exhibit 11        Statement re Computation of Earnings per Share


This calculation is submitted in accordance with Regulation S-K item 601(b)(11).

Earnings per Common Share
(in thousands, except per share amounts)

                                                                              3 Months Ended           6 Months Ended
                                                                                 June 30,                 June 30,
                                                                             1998        1997         1998         1997
                                                                             ----        ----         ----         ----
Net earnings applicable to common stock                                      $18,373     $59,600      $31,293     $115,416
                                                                             =======     =======      =======     ========


Weighted average number of common shares outstanding                          79,850      80,202       79,936       80,197
Shares issuable from assumed exercise of Stock Options                             9           -            7            -
                                                                              ------      ------       ------       ------
Weighted average number of common shares outstanding,
  as adjusted                                                                 79,859      80,202       79,943       80,197
                                                                              ======      ======       ======       ======


Diluted earnings per share:

Net earnings applicable to common stock                                        $0.23       $0.74        $0.39        $1.44
                                                                               =====       =====        =====        =====

Basic earnings per share:

Net earnings applicable to common stock                                        $0.23       $0.74        $0.39        $1.44
                                                                               =====       =====        =====        =====


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SOUTHERN PERU COPPER CORPORATION
                                             (Registrant)



Date: August 14, 1998                     /s/ Ronald J. O'Keefe
                                          ---------------------
                                          Ronald J. O'Keefe
                                          Executive Vice President and
                                          Chief Financial Officer



Date: August 14, 1998                      /s/ Brendan M. O'Grady
                                           ----------------------
                                           Brendan M. O'Grady
                                           Comptroller

                                                                     Exhibit I
PricewaterhouseCoopers LLP



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 17, 1998 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of June 30,1998 and for the three month and six month periods ended June 30, 1998 and 1997 and included in this Form 10-Q for the quarter ended June 30,1998 is incorporated by reference in the Company's Registration Statement on Form S-8 (File Nos. 33-32736 and 333-40293). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                    PricewaterhouseCoopers LLP


New York, New York
August 10, 1998