Form 10-Q
period 1998-09-30
SOUTHERN PERU COPPER CORP/
filed 1998-11-13
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1998
                                  Third Quarter
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998             Commission file number 1-14066
                  ------------------                                    -------



                        SOUTHERN PERU COPPER CORPORATION

             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3849074
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)


     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X     No ____


As of October 31, 1998 there were outstanding 13,949,612 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries


                               INDEX TO FORM 10-Q

                                                                                                                   Page No.
        Part I.  Financial Information:

        Item 1.  Financial Statements (unaudited)

                    Condensed Consolidated Statement of Earnings
                      Three Months and Nine Months
                   Ended September 30, 1998 and 1997                                                                      2

                    Condensed Consolidated Balance Sheet
                      September 30, 1998 and December 31, 1997                                                            3

                    Condensed Consolidated Statement of Cash Flows
                      Three Months and Nine Months
                   Ended September 30, 1998 and 1997                                                                      4

                    Notes to Condensed Consolidated Financial Statements                                                5-7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                                            8-13

        Report of Independent Accountants                                                                                14


        Part II.  Other Information:

        Item 1      Legal Proceedings                                                                                    15

        Item 6(a)   Exhibits on Form 10-Q                                                                                16

        Exhibit 11        Statement re Computation of Earnings per Share


        Signatures                                                                                                       17

        Exhibit I - Independent Accountants' Awareness Letter

                                       -1-

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                                   3 Months Ended                     9 Months Ended
                                                                       September 30,                      September 30,
                                                                      1998              1997             1998              1997
                                                                      ----              ----             ----              ----
                                                                          (in thousands, except for per share data)
Net sales:
 Stockholders and affiliates                                       $   6,680         $  11,528        $  19,056         $  49,943
 Others                                                              167,107           190,776          459,664           593,373
                                                                   ---------         ---------        ---------         ---------
      Total net sales                                                173,787           202,304          478,720           643,316

Operating costs and expenses:
 Cost of sales                                                       116,308           125,361          325,689           367,064
 Administrative and other expenses                                    10,896            11,280           37,944            34,383
 Depreciation and depletion                                           15,145            12,268           44,523            35,375
 Exploration expense                                                   1,252             1,800            3,419             4,513
                                                                   ---------         ---------        ---------         ---------
  Total operating costs and expenses                                 143,601           150,709          411,575           441,335

Operating income                                                      30,186            51,595           67,145           201,981

Interest income                                                        3,626             7,024           12,610            14,703
Other income                                                             256             2,071            9,162             5,695
Interest expense                                                      (4,214)           (7,190)         (12,458)          (14,458)
                                                                  ----------          ---------        ---------         ---------

Earnings before taxes on income
 and minority interest of labor shares                                29,854            53,500           76,459           207,921

Taxes on income                                                        9,553            13,000           24,467            48,588

Minority interest of labor shares in
 income of Peruvian Branch                                               410               661              808             4,078
                                                                  ----------         ---------           -------         ---------

Net earnings                                                       $  19,891         $  39,839        $  51,184         $ 155,255
                                                                   =========          =========        =========         =========

Per common share amounts:
 Net earnings - basic and diluted                                 $    0.25         $    0.50        $    0.64         $    1.94
 Dividends paid                                                   $    0.11         $    0.37        $    0.39         $    1.02
 Weighted average common shares outstanding:
     Basic                                                           79,850            80,203           79,908            80,198
     Diluted                                                         79,850            80,203           79,911            80,198

The accompanying notes are an integral part of these financial statements.
                                       -2-

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                        September 30,          December 31,
                                                                                             1998                  1997
                                                                                                   (in thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents                                                           $  165,814            $  126,491
       Marketable securities                                                                   64,367               204,590
       Accounts receivable, net                                                                70,319                73,764
       Inventories                                                                            103,734               108,683
       Other assets                                                                            51,427                48,062
                                                                                           ----------            ----------
         Total current assets                                                                 455,661               561,590

     Net property                                                                           1,056,606               947,457
     Other assets                                                                              28,596                34,278
           Total Assets                                                                    $1,540,863            $1,543,325
                                                                                           ==========            ==========

     LIABILITIES
     Current liabilities:
       Current portion of long-term debt                                                   $   13,683            $   13,683
       Accounts payable                                                                        40,767                47,941
       Accrued liabilities                                                                     33,556                23,490
                                                                                            ---------             ---------
         Total current liabilities                                                             88,006                85,114

     Long-term debt                                                                           227,367               234,208
     Deferred credits                                                                          25,446                58,574
     Deferred income taxes                                                                     58,240                44,323
     Other liabilities                                                                         10,101                 4,083
                                                                                           ----------             ----------
         Total non-current liabilities                                                        321,154               341,188
                                                                                           ----------             ----------

     Minority interest of labor shares
       in the Peruvian Branch                                                                  17,036                19,385
                                                                                           ----------             ----------

     STOCKHOLDERS' EQUITY
     Common stock (a)                                                                         261,077               264,078
     Retained earnings                                                                        853,590               833,560
                                                                                            ----------            ---------
           Total Stockholders' Equity                                                       1,114,667             1,097,638
                                                                                            ----------            ----------


           Total Liabilities, Minority
            Interest & Stockholders' Equity                                                $1,540,863            $1,543,325
                                                                                           ==========            ==========

     (a) Common shares: Authorized                                                             34,099               34,099
                        Outstanding                                                            13,949               14,157
         Class A common shares Authorized
           and Outstanding                                                                     65,901               65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              3 Months Ended                  9 Months Ended
                                                                              September 30,                    September 30,
                                                                               1998            1997             1998           1997
                                                                              (in thousands)                  (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                               $ 19,891       $  39,839         $ 51,184      155,255
  Adjustments to reconcile net earnings to
   net cash provided from operating activities:
      Depreciation and depletion                                               15,145          12,268           44,523       35,375
      Provision for (benefit from) deferred income
        taxes                                                                   7,218         (3,177)           11,415       (5,132)
      Minority interest of labor shares                                           410             661              808        4,078
      Cash provided from (used for) operating
       assets and liabilities:
      Accounts receivable                                                     (9,181)          20,577            3,232        8,983
      Inventories                                                               6,604          14,339            4,949       11,629
      Accounts payable and accrued liabilities                                  1,372           9,937          (1,571)       26,611
      Other operating assets and liabilities                                    5,266         (3,099)           12,729          511
      Foreign currency transaction losses (gains)                               1,093           (641)            1,916       (1,676)
                                                                             --------        --------          --------     --------

Net cash provided from operating activities                                   47,818           90,704          129,185      235,634
                                                                             --------        --------          --------     --------

INVESTING ACTIVITIES
  Capital expenditures                                                         (61,708)        (44,397)        (189,453)   (105,751)
  Purchases of held-to-maturity investments                                    (13,291)       (102,771)         (40,480)   (311,563)
  Proceeds from held-to-maturity investments                                       800               -          180,703       1,000
  Sale of property                                                                 (59)          4,638            3,654      46,523
                                                                              --------         --------         --------    -------
Net cash provided from (used for) investing
  activities                                                                   (74,258)       (142,530)         (45,576)   (369,791)
                                                                              --------         --------         -------    --------

FINANCING ACTIVITIES
  Debt repaid                                                                       -         (39,999)          (6,841)     (51,841)
  Proceeds from borrowings                                                          -               -                -      200,000
  Escrow (deposits) withdrawals on long-term loans                             (5,016)         (2,963)            1,984     (14,841)
  Dividends paid to common stockholders                                        (8,784)        (29,675)         (31,154)     (81,800)
  Distributions to minority interest                                             (177)           (735)            (703)      (2,038)
  Treasury stock transactions                                                       -               -           (3,001)           -
  Purchases of labor shares                                                      (381)         (3,640)          (3,624)      (8,246)
                                                                              --------        --------        ---------     -------
Net cash provided from (used for) financing activities
                                                                               (14,358)        (77,012)         (43,339)     41,234
                                                                              ---------        --------       ---------     --------

Effect of exchange rate changes on cash                                           (586)            582             (947)      1,785
                                                                               --------           ----           -------     ------
Increase (decrease) in cash and cash equivalents                               (41,384)       (128,256)          39,323     (91,138)
Cash and cash equivalents, at beginning of period                              207,198         210,323          126,491     173,205
                                                                     -        --------        --------         --------     -------

             Cash and cash equivalents, at end of period                     $ 165,814        $ 82,067        $ 165,814    $ 82,067
                                                                             =========        ========        =========    ========

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998 and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.

B. The effective tax rate increased in 1998 compared with 1997, primarily because in 1997 the Company recognized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.

C. In the first quarter 1998 the Company recorded a $10.0 million charge ($6.0 million after-tax) for severance costs associated with the Company's cost reduction program.

D.    Inventories were as follows:
     (in millions)

                                                                                 September 30,            December 31,
                                                                                       1998                    1997
       Metals at lower of average cost or market:
            Finished goods                                                          $   0.9                 $   0.6
            Work-in-process                                                            46.1                    45.0
       Supplies at average cost, net of reserves                                       56.7                    63.1
                                                                                    -------                 -------
       Total inventories                                                            $ 103.7                 $ 108.7
                                                                                    =======                 =======

E. At September 30, 1998, the Company has recorded sales of 24.7 million pounds of copper, at a provisional price of $0.74 per pound. These sales are subject to final pricing based on the average monthly LME copper prices in the month of settlement which will occur in the fourth quarter of 1998. Pricing adjustments recorded in the third quarter related to second quarter provisionally priced sales were immaterial.

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

     Earnings for the first nine months of 1998 and 1997 include pre-tax gains of $7.2 million and $5.6 million, respectively, from copper hedging activities. There were no pre-tax gains or losses from copper hedging activities in the third quarter of 1998 and 1997. At September 30, 1998, the Company held no copper put options.

     Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of September 30, 1998, the Company has entered into the following fuel swap agreements:

                                                                                      Contract               Percent of
                                                            Quantity                   Price               Estimated Fuel
       Fuel Type                                 Period         (Barrels)            (per Barrel)           Requirement
       Residual Oil #6                      10/98-12/98           90,000                $13.93                 30%

       Diesel Fuel #2                       10/98-12/98           40,000                $21.40                 29%

G.   Commitments and Contingencies:

     Litigation

     In April 1996, Southern Peru Limited, a wholly owned subsidiary of the Company, was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to Southern Peru Limited. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. The Supreme Court has not yet ruled as to whether it will accept the appeal. There is also pending against Southern Peru Limited a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings.

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

H.   Summarized Financial Information of Significant Subsidiary:

     The condensed consolidated financial information for Southern Peru Limited, a wholly owned subsidiary of Southern Peru Copper Corporation, included in the
                                       -6-
     consolidated financial statements of the Company, is summarized below. Separate financial statements and disclosures for Southern Peru Limited are not presented because management has determined that such information is not material to holders of Southern Peru Limited's debt securities.

     Statements of Earnings and Cash Flows

       (in millions)                                        Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                            1998             1997            1998            1997
                                                           ----             ----            ----            ----
       Earnings:
       Net sales                                               $173.8          $202.3          $478.7           $643.3
       Operating income                                          30.2            51.6            67.1            202.0
       Net earnings                                              19.9            39.8            51.2            155.3

       Cash Flow:
       Operating activities                                    $ 47.8          $ 90.7          $129.2           $235.6
       Investing activities                                    (74.3)         (142.5)          (45.6)          (369.8)
       Financing activities                                    (14.4)          (77.0)          (43.3)             41.2

       Balance Sheet
       (in millions)                                             At September 30,          At December 31,
                                                                      1998                      1997

       Current assets                                             $  455.7                     $  561.6
       Noncurrent assets                                           1,085.2                        981.7
       Current liabilities                                            88.0                         85.1
       Noncurrent liabilities                                        321.2                        341.2
       Minority interest                                              17.0                         19.4
       Stockholders' equity                                        1,114.7                      1,097.6

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

     In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Costs for Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities.
     The Company is currently assessing the impact of this statement.
                                       -7-

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $19.9 million, or $0.25 per share on a diluted basis, for the third quarter ended September 30, 1998 compared with net earnings of $39.8 million, or diluted earnings per share of $0.50, for the third quarter of 1997. The decrease in earnings for the third quarter of 1998 was primarily the result of lower copper prices and a decrease in Cuajone mine production. For the first nine months of 1998, net earnings were $51.2 million or diluted earnings per share of $0.64, compared to $155.3 million, or diluted earnings per share of $1.94 for the same period of 1997. Results for the nine month period ended September 30, 1998 include an after tax charge of $6.0 million, or $0.08 per share, for severance costs associated with the Company's cost reduction program.

Results for the third quarter and first nine months of 1998 reflect a sharp decline in metal prices in 1998 compared with the previous year. The average price of copper in the third quarter of 1998 on the London Metal Exchange declined 29 cents per pound from the year earlier period. The decrease in third quarter 1998 earnings was partially offset by savings realized from the Company's $30 million cost reduction program instituted earlier this year. In addition to lower copper prices, results for the first nine months of 1998 also reflect an increase in income tax expense compared to the corresponding period of 1997.

In view of the low copper prices, in April of 1998 the Company implemented a cost reduction program designed to reduce annual expenses by $30 million when fully implemented. The program provides for reductions in operating expenses, purchased services and general and administrative expenses. The cost reduction program is estimated to have produced a benefit of approximately $10.5 million ($6.4 million after-tax) in the third quarter of 1998 and approximately $20.0 million ($12.3 million after-tax) year to date.

Mine copper production decreased 5.6% to 159 million pounds in the third quarter of 1998 compared with the third quarter of last year. The reduction is principally attributable to lower throughput at the Company's Cuajone mine as a result of production interruptions required to complete the necessary tie-ins for the Cuajone expansion program. These interruptions reduced third quarter copper production by 18.8 million pounds and nine month production by 20.3 million pounds. The decrease in copper production was partially offset by increased production at the Toquepala mine and the solvent extraction/electrowinning (SX/EW) facility. Mine copper production for the nine months ended September 30, 1998 decreased 6.6% to 469.9 million pounds compared with the year earlier period. Production for the first nine months was also affected by lower grade at the Cuajone mine and by production disruptions caused by heavy rains in January.

Refined copper production increased 5.6% in the third quarter of 1998 to 163.4 million pounds as a result of production efficiencies at the Ilo refinery which added 5.7 million pounds and an increase of 2.9 million pounds from the Company's SX/EW facility. For the nine months ended September 30, 1998 refined copper production increased 6.8% to 485.0 million pounds.

Molybdenum production increased 23.4% to 2.5 million pounds in the third quarter of 1998 compared with the third quarter of 1997. In the first nine months of 1998 production increased 24% to 7.9 million pounds compared with the same period of 1997. The increase in both periods is attributable to higher molybdenum ore grade and recoveries at the Company's mines.

The Cuajone mine expansion, which will increase annual copper production by 130 million pounds is on schedule and is expected to be completed in early 1999. Over 60% of the $245 million committed to the project has already been invested through September 30, 1998.

The Company has also commenced the project for the modernization and expansion of its Ilo smelter which is expected to be completed in 2003. The Ilo smelter project will consist of installation of a new single line flash smelting furnace and a single line flash converting furnace to process 1.25 million tons of concentrate per year. When the modernization program is completed, the smelter will meet current international environmental guidelines. The estimated cost of the project is $875 million.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended September 30,1998 the inflation and devaluation rates were 0.4% and 3.7%, respectively, and for the nine month period ended September 30, 1998, the inflation and devaluation rates were 5.7% and 11.4%, respectively.

Net Sales: Net sales in the third quarter of 1998 decreased $28.5 million to $173.8 million from $202.3 million in the comparable period in 1997. The decrease is due to lower copper prices as compared to the year ago quarter partially offset by an increase in sales volume of 16.3 million pounds. Net sales for the nine month period ended September 30, 1998 totaled $478.7 million, compared with $643.3 million for the same period of 1997. The decrease in net sales for the nine month period ended September 30, 1998, was a result of lower copper prices.

At September 30, 1998, the Company has recorded sales of 24.7 million pounds of copper at a provisional price of $0.74 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement which will occur in the fourth quarter of 1998.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

Metal sales volumes and prices for the three and nine month periods ended September 30, 1998 and 1997 were as follows:

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30                         September 30
                                                        1998              1997               1998             1997
Average Metal Prices:
Copper (per pound-LME)                                  $0.74             $1.03              $0.77            $1.09
Molybdenum (per pound-Metals
  Week Dealer Oxide Mean)                               $3.28             $4.38              $3.75            $4.49
Silver (per ounce-COMEX)                                $5.18             $4.51              $5.70            $4.75

Sales Volume (in thousands):
Copper (pounds)                                       215,900           199,600            553,100          555,600
Molybdenum (pounds) (1)                                 2,449             1,924              8,030            6,412
Silver (ounces)                                           910               818              2,428            2,313

(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.
                                       -9-

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

Earnings for the first nine months of 1998 and 1997 include pre-tax gains of $7.2 million and $5.6 million, respectively, from copper hedging activities. There were no copper hedging activities in the third quarter of 1998 and 1997. At September 30, 1998, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of September 30, 1998, the Company has entered into the following fuel swap agreements:

                                                                                    Contract               Percent of
                                                          Quantity                   Price               Estimated Fuel
    Fuel Type                                 Period          (Barrels)               (per Barrel)               Requirement
    Residual Oil #6                      10/98-12/98           90,000                      $13.93                 30%

    Diesel Fuel #2                       10/98-12/98           40,000                      $21.40                 29%

Operating Costs and Expenses: Operating costs and expenses were $143.6 million in the third quarter of 1998 compared with $150.7 million in the third quarter of 1997. The decrease in the operating costs and expenses is principally due to lower unit cost of Company mined copper sold (a decrease of approximately 11 cents per pound of copper sold) as a result of decreases in power and fuel costs and benefits from the Company's cost reduction program, partially offset by the higher volume of copper sold which was produced from third party concentrates.

Operating costs and expenses were $411.6 million in the nine months ended September 30, 1998 compared with $441.3 million in the comparable 1997 period. The decrease is principally due to reduced sales volume and lower cost of copper produced from third party concentrates, partially offset by a charge in the first quarter of 1998 of $10.0 million for severance costs associated with the Company's cost reduction program.

Non-Operating Items: For the nine month period ended September 30, 1998, Other Income includes a $5.3 million insurance settlement related to rain damage which occurred in the first quarter of 1997.

Total interest expense decreased by $1.2 million in the third quarter of 1998 as compared to the third quarter of 1997, principally as a result of lower debt. Net interest expense reported on the statement of earnings, however, decreased by $3.0 million as the amount of interest capitalized as a result of the Company's expansion program increased by $1.8 million.

Taxes on Income: Taxes on income for the three months ended September 30, 1998 were $9.6 million, compared with $13.0 million for the third quarter of 1997. The decrease was principally due to lower earnings in 1998.

The effective tax rate increased in 1998 as compared to 1997 primarily because in 1997 the Company recognized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.

Minority Interest of Labor Shares: The minority interest of labor shares was $0.4 million in the third quarter of 1998, compared to $0.7 million in the third quarter of 1997. The decrease reflects lower earnings and a reduction in labor shares outstanding as a result of the Company's repurchase program.

Cash Flows:

Third Quarter - Net cash provided from operating activities was $47.8 million in the third quarter of 1998, compared with $90.7 million in the comparable 1997 period. The decrease was primarily the result of lower copper prices.

Net cash used for investing activities in the third quarter of 1998 was $74.3 million, compared with $142.5 million for the third quarter of 1997. The decrease in cash used in investing activities in the third quarter of 1998 is due to lower purchases of held-to-maturity investments partially offset by increased capital expenditures. The increase in capital expenditures from the prior year third quarter is principally related to the Cuajone mine expansion.

Net cash used for financing activities in the third quarter of 1998 was $14.4 million, compared with $77.0 million for the third quarter of 1997. The decrease in cash used in the third quarter of 1998 was caused in part by a $40.0 million repayment of long-term debt in the third quarter of 1997.

The third quarter of 1998 includes a dividend distribution of $8.8 million, $5.0 million of escrow deposits on long-term loans and $0.4 million used to repurchase labor shares. The third quarter of 1997 included a dividend distribution of $29.7 million, an escrow deposit on long-term loans of $3.0 million and $3.6 million of labor shares purchased.

Nine Months - Net cash provided from operating activities was $129.2 million for the nine month period ended September 30, 1998, compared with $235.6 million in the corresponding 1997 period. The decrease was caused by lower earnings primarily attributable to lower copper prices.

Cash used for investing activities was $45.6 million for the nine month period ended September 30, 1998, compared with cash used of $369.8 million in the corresponding 1997 period. Investing activities for the nine month period ended September 30, 1998 include proceeds from the redemption of held-to-maturity
investments  of  $180.7  million,   reduced  by  purchases  of  held-to-maturity
investments of $40.5 million and capital expenditures of $189.5 million. Investing activities for the nine months ending September 30, 1997 included the purchase of held-to-maturity investments of $311.6 million and capital expenditures of $105.8 million.

Cash used for financing activities for the nine months ended September 30, 1998 was $43.3 million compared with cash provided of $41.2 million in the comparable 1997 period. The cash provided in the 1997 period reflects proceeds from the $150 million Secured Export Notes offering and $50 million from the issuance of bonds, offset in part by debt repayments of $51.8 million. Dividends paid to shareholders were $31.2 million in the 1998 nine month period and $81.8 million in the 1997 nine month period.

Liquidity and Capital Resources: At September 30, 1998, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 17.6% compared to 18.2% at December 31, 1997. Debt at September 30, 1998 was $241.1 million, compared to $247.9 million at the end of 1997. Additional indebtedness permitted under terms of the most restrictive of the Company's credit agreements totaled $873.6 million at September 30, 1998.

The Company expects that it will meet its cash requirements for 1998 and beyond from internally generated funds, cash on hand, borrowings under the seven-year loan facility signed in April 1997, and from additional external financing.

In the third quarter of 1998, the Company paid a dividend to shareholders of $8.8 million or $0.11 per share, compared with $29.7 million or $0.37 per share in the same period of 1997. On November 3, 1998 the Company declared a quarterly dividend of $0.12 per share payable December 4, 1998 to stockholders of record at the close of business on November 19, 1998.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in the production processing equipment used in its operations. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. The Company has identified two computerized information systems that are not Y2K compliant. These systems are being replaced and are expected to be operational by April 1999. As of September 30, 1998, substantially all of the Company's embedded computer systems are Y2K compliant and the remaining embedded computer systems are expected to be Y2K compliant by the first quarter of 1999.

As of September 30, 1998, the Company had spent approximately $0.6 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $0.3 million to complete phases two and three of the program.

Under the third phase of the program the Company has sent detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance. As of September 30, 1998, the Company received confirmations from approximately 40% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance. The third phase of the program is expected to be completed in the first quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results the significance of which would depend on the length and severity of the disruption. In response to a request from the Company, a detailed plan to ensure Y2K compliance by the Company's principal electrical power supplier was received. The Company is monitoring the progress of these plans. Similar arrangements will be made with other key suppliers before the end of 1998. The Company is currently identifying alternatives and will complete a contingency plan for each of its principal operations by March 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

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

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Costs for Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

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

PricewaterhouseCoopers LLP




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of September 30, 1998 and the related condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statement referred to above for them to be in conformity with generally accepted accounting principles.

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





                                                      PricewaterhouseCoopers LLP




New York, New York
October 16, 1998

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings


In April 1996, Southern Peru Limited, a wholly owned subsidiary of the Company, was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to Southern Peru Limited. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. The Supreme Court has not yet ruled as to whether it will accept the appeal. There is also pending against Southern Peru Limited a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings.


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

Earnings per Common Share
(in thousands, except per share amounts)

                                                                              3 Months Ended           9 Months Ended
                                                                               September 30,            September 30,
                                                                                 1998        1997         1998         1997
                                                                                 ----        ----         ----         ----
Net earnings applicable to common stock                                      $19,891     $39,839      $51,184     $155,255
                                                                             =======     =======      =======     ========


Weighted average number of common shares outstanding                          79,850      80,203       79,908       80,198
Shares issuable from assumed exercise of Stock Options                             -           -            3            -
                                                                              -------      ------      -------     -------
Weighted average number of common shares outstanding,
  as adjusted                                                                 79,850      80,203       79,911       80,198
                                                                              ======      ======       ======       ======


Diluted earnings per share:

Net earnings applicable to common stock                                        $0.25       $0.50        $0.64        $1.94
                                                                               =====       =====        =====        =====

Basic earnings per share:

Net earnings applicable to common stock                                        $0.25       $0.50        $0.64        $1.94
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


                        SOUTHERN PERU COPPER CORPORATION
                                                                 (Registrant)




Date: November 12, 1998                             /s/ Ronald J. O'Keefe
                                                    ---------------------
                                                    Ronald J. O'Keefe
                                                    Executive Vice President
                                                    and Chief Financial Officer



Date: November 12, 1998                              /s/ Brendan M. O'Grady
                                                     ----------------------
                                                     Brendan M. O'Grady
                                                     Comptroller

                                                                       Exhibit I
PricewaterhouseCoopers LLP



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 16, 1998 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of September 30,1998 and for the three month and nine month periods ended September 30, 1998 and 1997 and included in this Form 10-Q for the quarter ended September 30,1998 is incorporated by reference in the Company's Registration Statement on Form S-8 (File Nos. 33-32736 and 333-40293). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                      PricewaterhouseCoopers LLP


New York, New York
November 12, 1998