Form 10-K405
period 1998-12-31
SOUTHERN PERU COPPER CORP/
filed 1999-03-24
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 1998 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended December 31, 1998 Commission File Number: 1-14066

                        SOUTHERN PERU COPPER CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                   13-3849074
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

                      180 Maiden Lane, New York, N.Y. 10038
              -----------------------------------------------------
               (Address of principal executive offices) (zip code)

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


                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

As of February 26, 1999, there were of record 13,962,062 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by nonaffiliates was approximately $138 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 29, 1999.

Part IV:  Exhibit index is on page B1 through B3.

                                     PART I

Item 1.  Business
                                   THE COMPANY

The Company is an integrated producer of copper which operates mining, smelting and refining facilities in the southern part of Peru. Southern Peru Copper Corporation was reorganized into a holding company structure effective January 2, 1996, upon completion of a public offer to exchange newly-issued Common Stock for outstanding labor shares of the Company's Peruvian Branch ("Labor Shares"). Effective December 31, 1998, the Company's predecessor and wholly-owned operating subsidiary, Southern Peru Limited, was merged into the Company.

The Company, incorporated in 1952 was reorganized in 1955 and has conducted copper mining operations since 1960. Pursuant to Peruvian law, the Company conducts its operations in Peru through a registered branch (the "Branch"). The Branch is not a corporation separate from the Company. It is, however, an establishment, registered pursuant to Peruvian law, through which the Company holds assets, incurs liabilities and conducts operations in Peru. Although it has neither its own capital nor liability separate from that of the Company, it is deemed to have an equity capital for purposes of determining the economic interest of holders of labor shares. Labor shares are non-voting ownership interests distributed to workers in accordance with former Peruvian laws. The Branch comprises substantially all the assets and liabilities of the Company associated with its copper operations in Peru.

Throughout this report, unless the context otherwise requires, the terms "Southern Peru", "SPCC" and "the Company" refer to the present corporation and its consolidated subsidiaries as well as its predecessor. In addition, throughout this report, unless otherwise noted, all tonnages are in short tons and all ounces are troy ounces.

At December 31, 1998 the stockholders in the Company were ASARCO Incorporated (54.3%), Cerro Trading Company, Inc. (14.2%), Phelps Dodge Overseas Capital Corporation (14.0%) and common stockholders (17.5%).

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

Additional business information follows:

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


                              REVIEW OF OPERATIONS

SPCC operates the Toquepala and Cuajone mines, high in the Andes, approximately 400 miles southeast of Lima. It also operates a smelter and refinery west of the mines at the Pacific Coast city of Ilo, Peru. SPCC is the largest mining company in Peru and one of the 10 largest private-sector copper mining companies in the world.


OVERVIEW

Mine copper production at SPCC declined in 1998 due to the impact of extended heavy rains and expected interruptions associated with the startup of the expanded concentrator at Cuajone. Smelter and refinery output increased, however, due to improved operating efficiencies and the treatment of purchased concentrates. Low-cost copper production from the SX/EW facility at Toquepala increased 6%, also as a result of improved operating practices.

SPCC currently has a major, $1.2 billion expansion and modernization program underway that includes expansions of the Cuajone mine, the SX/EW facility at the Toquepala mine, and the Ilo smelter. The modernization project at Ilo will use flash smelting and flash converting technology to increase production capacity and enhance environmental controls. Expansion of the mill at the Cuajone mine was completed in 1998 and commissioning is in progress. Modernization of the mining equipment at Cuajone will continue for another two years. Engineering began on modernization and expansion of the Ilo smelter. The expansion program at Cuajone and Ilo will further improve productivity, reduce operating costs, increase copper production and is expected to significantly increase the capture of sulfur dioxide to in excess of 99%.


MINING OPERATIONS

Total mined copper production at SPCC decreased 2.8% in 1998, compared with 1997, due to lower production at Cuajone.

Cuajone production decreased 7% in 1998 to 316 million pounds due principally to production interruptions during the integration of the expansion at the concentrator and the impact of heavy rains. Normal startup delays at the concentrator reduced concentrate production at Cuajone during the year. Concentrator throughput for the year was 21.7 million tons of ore producing 570 thousand tons of copper concentrates. Flooding and power interruptions hampered mining early in 1998 but the mine recovered later in the year and fourth quarter 1998 production was 8% greater compared with the same period of the prior year.

Toquepala mine production for the year was 247 million pounds equaling 1997 production. The Toquepala concentrator milled 18.0 million tons of ore. Together, the two mines produced 2.9 million ounces of silver and 9.6 million pounds of molybdenum as by-products.

New drills, trucks and a shovel were added at the Cuajone mine in 1998 and older, less efficient equipment was retired. As part of the Cuajone expansion project, two grinding mills, flotation equipment, a vertical regrind mill, pressure filters, a reclaimed water pumping station and other enhancements were added to the Cuajone concentrator.


SX/EW OPERATIONS

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. Higher than anticipated production through most of the year offset production losses from the first quarter when the operations were hampered by power interruptions and flooding. The facility produced 5.9 million pounds more copper in 1998 than in 1997. The SX/EW plant obtained registration during the year from the New York Commodity Exchange (COMEX), certifying cathode quality and complementing certification previously obtained from the London Metal Exchange (LME).


ORE RESERVES

SPCC identified substantial additional mineralized material in 1996 and continues to evaluate the extent of those resources. At year-end 1998, proven and probable sulfide reserves totaled 1,401 million tons with an average copper grade of 0.64% at Cuajone and 295 million tons with an average copper grade of 0.83% at Toquepala. An additional 209 million tons of mineralized material at an average copper grade of 0.56% at Cuajone and 330 million tons at an average copper grade of 0.65% at Toquepala still are being evaluated. Further drilling is also underway at Toquepala to define and identify additional, deeper reserves. In addition, the Company has 794 million tons of leachable, low-grade ore that can be processed economically by the SX/EW operation.


SMELTING AND REFINING OPERATIONS

The Ilo smelter increased its production of blister copper by 1% compared with 1997 by treating concentrates with higher copper contents. The smelter increased its purchase of concentrates from others to offset decreased concentrate production primarily at Cuajone. Improved productivity at the smelter offset the effect of production curtailments under the Company's Supplemental Control Program (SCP) to control emissions from the smelter.

SPCC's total refined copper production, including the 104.0 million pounds from the SX/EW plant, increased 6% to 647.4 million pounds in 1998 from 611.5 million pounds in 1997. Refined production from the Ilo refinery reached 543.4 million pounds in 1998. SPCC has spent $20.0 million in recent years to modernize the Ilo refinery, which was purchased in 1994 from a Peruvian government-owned entity. Installation of acid-resistant polymer cells and a new rectifier in the tank house increased capacity by almost 30% to 540 million pounds of copper cathode per year. SPCC's Ilo smelter provides feed for the refinery. Blister copper produced by the smelter exceeds the refinery's capacity and the excess is sold to other refineries around the world.


EXPANSION AND MODERNIZATION PROGRAM

Excellent progress is being made on the $1.1 billion expansion and modernization program originally announced by the Company in 1996. The major expansion of the Cuajone mine and expansion and modernization of the Ilo smelter will increase copper production and is expected to improve the sulfur dioxide capture rate to over 99%.

Most of the $245 million Cuajone mine expansion was completed in 1998. Acquisition of new mining equipment will continue for the next two years. The expansion will increase mined copper output at Cuajone by 130 million pounds per year, increasing the Company's total production by 19%. New equipment and processes were installed at the Cuajone concentrator in 1998, testing and calibration continues and the expanded facility is expected to reach design rates of production by the end of the first quarter of 1999.

Engineering for the modernization and expansion of the Ilo smelter began during the year. The $875 million Ilo smelter project consists of installation of a new single line flash smelting furnace and a single line flash converting furnace to process 1.25 million tons of concentrate per year. The project is designed so that the smelter's existing furnaces can continue to operate while the new flash furnaces are brought on-line, enabling SPCC to maintain normal production during the new facilities' startup period. The Company's use of flash converting technology will provide significant material handling advantages and will permit improved capture of sulfur dioxide. When the smelter modernization is complete, the smelter is expected to have a sulfur capture rate in excess of 99% and will meet or exceed current Peruvian standards and international environmental guidelines.

Permits were received late in the year to proceed with construction of the Torata River Flood Control Project. To divert the Torata River around the proposed Cuajone pit expansion, SPCC will construct a dam and approximately eight kilometers of tunnel and pipelines. The project will protect the expanded pit from flooding during major storm events, alleviate periodic flooding for neighbors down-river from the mine and make a portion of the current river valley available for placement of mine waste material. Field construction activities for the $75.5 million project are scheduled to begin this year with completion scheduled for 2001.

A third stage of the expansion and modernization program is under consideration which includes an additional expansion of the Cuajone mine and further expansion of the Ilo smelter. Additional mining equipment and a new SAG mill would be added at Cuajone to increase total annual copper production by 240 million pounds, or 30% of total production. The decision to proceed with the third stage expansion will be based on copper prices, availability of financing and completion of the current program. When all of the expansion projects are completed, SPCC will produce 930 million pounds of copper per year, or 1.4 times 1998 production.


EXPLORATION

SPCC has an active exploration program focusing on copper and gold-bearing properties. The Company currently has rights to conduct exploration on over 275,000 hectares of land in Peru.

The Tantahuatay project, owned 44% by SPCC, has focused on defining a shallow, heap-leachable gold oxide resource, underlaid by a large, disseminated, copper-gold sulfide resource. Preliminary studies are being conducted to determine the viability of developing the gold resource.

Several other copper and gold projects, wholly owned by the Company, were drilled in 1998 and show encouraging results. Those projects continue to be evaluated. SPCC's exploration activities are independent from exploration activities of its founding shareholders.

                                   ENVIRONMENT

In addition to the expansion and modernization of the Ilo smelter, Southern Peru continues to install new facilities and implement new operating procedures to further reduce the impact of its operations on the environment. An expansion of the Ilo smelter acid plant commenced operations during the first quarter of 1998, capturing all of the off-gases from the Modified El Teniente Converter
(CMT), or 30% of the smelter's total emissions. The original sulfuric acid plant, completed in 1995, captured 60% of the CMT off-gases, or 18% of the smelter's total emissions. With the addition, the acid plant produced 307,100 tons of sulfuric acid in 1998. Part of the acid produced is used by the Company to leach ore at its SX/EW operation; the balance is sold in regional markets. Southern Peru also uses its SCP to control sulfur dioxide emissions by curtailing production during periods of adverse weather. The acid plants and the SCP program have been effective in improving air quality in the Ilo area.

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

During 1998, 1997, and 1996, substantially all of the Company's copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in Latin America. A substantial portion of SPCC's copper sales is made under annual contracts to industrial users. Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result there is little seasonality in SPCC sales volumes.

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

                                    EMPLOYEES

At December 31, 1998 the Company employed 4,557 persons, about fifty-five percent of whom were covered by labor agreements with nine labor unions. There were no labor strikes in 1998.

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

In 1997, the Company sold its Ilo power plant to Enersur S.A. and entered into a 20-year power purchase agreement. The power purchase agreement contains provisions obligating Enersur S.A. to construct additional capacity upon notice to meet the Company's increased electricity requirements from the planned expansion and modernization. The parties also entered into an agreement for the sharing of certain services between the power plant and the Company's smelter at Ilo. Under this agreement, the Company's cost of power will increase somewhat from its 1996 level, while the Company will benefit by avoiding significant capital expenditures that would be required to meet the needs of the expanded operations.

SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from Lake Suches.

                              ENVIRONMENTAL MATTERS

The Company anticipates spending $75.9 million for environmental control capital expenditures in 1999. Capital expenditures in connection with environmental projects were approximately $25.3 million in 1998, $47.8 million in 1997 and $24.6 million in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Matters" which is herein incorporated by reference.

                                   CONCESSIONS

The Company has concessions from the Peruvian government for its exploration, exploitation, extraction and/or production operations (collectively, the "Concessions"). The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $2 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 1998 were approximately $273,000.

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

Item 2.  Properties


                                   FACILITIES

The Company's principal executive offices are located at 180 Maiden Lane, New York, New York 10038 and Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru. At December 31, 1998, the Company, through its Peruvian Branch, has 100% interest in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government. See Item 1 "Business--Concessions". The Company owns, through the Branch, its offices in Lima. Its offices in New York are located in space leased to it by Asarco. Its offices in Miami are leased by the Company. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

The offices and the Company's major facilities, together with production commencement dates, are listed below:

                    PERU                        UNITED STATES

Toquepala  Mine -southern Peru (1960)    Executive  Offices -- New York, NY
Cuajone Mine -southern Peru (1976)       Logistics  Services,  Inc.,  Miami, FL
SX/EW  Facility -southern Peru (1995)
Ilo Smelter -Ilo, Peru (1960)
Ilo Refinery -Ilo, Peru  (1994-SPCC)
Acid Plant -- Ilo, Peru (1995)
Executive Offices -Lima, Peru

The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities at Ilo and a port which are located approximately 122 rail miles from the two mines sites, which are at elevations ranging from 3,220 to 3,330 meters. In addition, the Company provides housing, hospitals and schools for employees and their families.


METAL PRODUCTION STATISTICS



                           1998      1997      1996      1995      1994
------------------------------------------------------------------------------
------------------------------------------------------------------------------
 Copper Production


 MINES (contained copper in thousands of pounds)
 Toquepala ..............   246,783   246,818   252,928   256,128   223,594
 Cuajone ................   315,640   340,551   332,014   290,982   312,074
 SX/EW ..................   104,026    98,153    93,170    10,012      -
--------------------------------------------------------------------------------
    Total Mines .........   666,449   685,522   678,112   557,122   535,668
--------------------------------------------------------------------------------
 SMELTER (contained copper in thousands of pounds)
 SPCC concentrates ......   536,036   575,061   589,994   537,522   536,864
 Purchased concentrates .   111,732    63,679    43,614    96,934   107,342
--------------------------------------------------------------------------------
    Total Smelter .......   647,768   638,740   633,608   634,456   644,206
--------------------------------------------------------------------------------
 REFINERIES (thousands of pounds of copper)
 Ilo (a) .................. 543,404   513,315   439,600   432,414   421,342
 SX/EW .................... 104,026    98,153    93,170    10,012      -
--------------------------------------------------------------------------------
     Total Refineries ......647,430   611,468   532,770   442,426   421,342
--------------------------------------------------------------------------------
 COPPER SALES (thousands of pounds)
 Refined .................. 542,786   514,320   439,400   436,638   424,776
 In blister ............... 105,374   110,412   162,418   200,592   228,346
 Concentrates .............      17    19,955      -         -         -
 SX/EW .................... 103,937    99,297    92,472     9,374      -
--------------------------------------------------------------------------------
   Total sales of copper .. 752,114   743,984   694,290   646,604   653,122
--------------------------------------------------------------------------------

 LME average price (cents
    per pound) ............      75       103       104       133       105


 Molybdenum
  (thousands of pounds contained in concentrate)
 MINES
 Toquepala ................   6,039     6,066     4,483     3,674     3,058
 Cuajone ..................   3,520     3,329     4,257     4,334     3,062
--------------------------------------------------------------------------------
    Total produced ........   9,559     9,395     8,740     8,008     6,120
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Sales of, molybdenum
  In concentrate ..........   9,677     9,398     8,813     8,402     5,698
--------------------------------------------------------------------------------
 Metals Week Dealer
  Oxide mean price($/lb.)    $ 3.41    $ 4.30    $ 3.78    $ 7.90    $ 4.69



 Silver (thousands of ounces)

--------------------------------------------------------------------------------
 SMELTER (in blister)
 Ilo - SPCC Concentrates      2,890     3,146     3,097     2,958     2,979
--------------------------------------------------------------------------------
 REFINERY (b)
 Ilo                          2,735     2,462     2,218     2,519     2,131
--------------------------------------------------------------------------------
 SALES OF SILVER
 Refined (b)                  2,724     2,397     2,282     2,597     1,947
 In blister                     564       576       828     1,164     1,237
 In concentrates                  -       113         -         -         -
--------------------------------------------------------------------------------
    Total sales of silver     3,288     3,086     3,110     3,761     3,184
--------------------------------------------------------------------------------

COMEX average price($/oz.)   $ 5.51    $ 4.88    $ 5.18    $ 5.18    $ 5.28

--------------------------------------------------------------------------------


(a) The Ilo refinery was purchased by the Company in May 1994. The data prior to the acquisition also includes cathode production for SPCC on a toll basis.

(b) Prior to the acquisition of the refinery, silver contained in blister was sold by SPCC. The refinery production reflects the total silver production by the refinery before and after its acquisition by SPCC. The "Sales of Silver - Refined" amount reflects the silver sold to the refinery prior to the acquisition and the refined silver sold by the Company after the acquisition.

METAL PRODUCTION STATISTICS

COPPER RESERVES


                           Mineral    Average
                           Reserves    Copper          Metal Production
                            (000s     Content          Contained Metal
                             Tons)      (%)             (000s Pounds)
                                               ------------------------------
                           12/31/98  12/31/98      1998      1997      1996
                           --------  --------      ----      ----      ----

Toquepala    Sulfide        295,300     0.83    246,800   246,800   252,900
             Leachable      725,000     0.19     93,700    87,900    88,600

Cuajone      Sulfide      1,400,600     0.64    315,600   340,600   332,000
             Leachable       68,700     0.49     10,300    10,300     4,600


The Company has ongoing exploration programs in Peru. Results of drilling at Toquepala and Cuajone have identified mineralized material consisting of 330 million tons grading 0.65% copper at Toquepala and 209 million tons grading 0.56% at Cuajone. This mineralized material will not qualify as proven and probable reserves until such time as a final and comprehensive economic and technical feasibility study has been completed demonstrating that such additional material can be economically mined.

The Company calculates its ore reserves by methods generally applied within the mining industry and in accordance with the regulations of the Securities and Exchange Commission. All mineral reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed by the extraction of their mineral content.

The following ore production information is provided:

                         1998               1997               1996
                    Ore        Avg.     Ore      Avg.      Ore      Avg.
                   Milled      Mill    Milled    Mill     Milled    Mill
                   (000s    Recovery   (000s    Recovery  (000s    Recovery
                    Tons)   Rate (%)    Tons)   Rate (%)   Tons)   Rate (%)
                    -----   --------    -----   --------   -----   --------

Toquepala          18,011     88.49%   18,998     87.90%   18,609     84.20%
Cuajone            21,699     85.62%   21,719     87.00%   21,249     81.71%


The following productive capacity is provided:


                           Defined Capacity (a)
                           --------------------
Ilo Smelter                    320,000 tons
Ilo Refinery                   270,000 tons
Toquepala - SX/EW               50,000 tons

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



Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 28, 1999, and their positions.
    Name                        Age              Position
    ----                        ---              --------
Richard de J. Osborne           64    Chairman of the Board and Director
Charles G. Preble               66    President, Chief Executive Officer
                                      and Director
Charles B. Smith                60    Executive Vice President and Chief
                                      Operating Officer
Ronald J. O'Keefe               56    Executive Vice President
Thomas J. Findley, Jr.          51    Vice President and Chief Financial Officer
Kevin R. Morano                 45    Vice President and Director
Winston Cundiff, III            52    Vice President (Human Resources, Peru)
Hans A. Flury                   47    Vice President (Legal, Peru)
Guillermo D. Payet              60    Vice President (Finance, Peru)
Eduardo Santistevan             57    Vice President (Logistics, Peru)
Andrew T. Swarthout             47    Vice President (Exploration, Peru)
Frank R. Tweddle                39    Vice President (Commercial, Peru)
David J. Thomas                 54    Vice President (Operations, Peru)
Augustus B. Kinsolving          59    Secretary, General Counsel and Director
Brendan M. O'Grady              54    Comptroller
Christopher F. Schultz          47    Treasurer

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

Ronald J. O'Keefe, Executive Vice President of the Company since February 1999. Prior to that he was Executive Vice President and Chief Financial Officer of the Company since April 1995. Previously he was Controller of Asarco from 1982 through March 1995.

Thomas J. Findley, Jr., Vice President and Chief Financial Officer of the Company since February 2, 1999. From 1997 to February 1999, he was Director of Development for ASARCO Incorporated. Prior to that he was Treasurer of ASARCO from 1992 to 1997. He was also Treasurer of the Company from 1996 to April 1998.

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

Andrew T. Swarthout, Vice President (Exploration, Peru) elected Vice President on April 30, 1998. From December 1995 to April 1998, he was Director General of Exploration for the Company. Prior to that he was Manager of Exploration for Peru for Asarco from May 1995 to November 1995. From March 1993 to May 1995 he was consultant to the Vice President, Exploration of Asarco.

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

Brendan M. O'Grady, Comptroller of the Company since 1992. Previously, he was Assistant Comptroller from 1981 to 1992.

Christopher F. Schultz, Treasurer of the Company since April 1998. He has been Treasurer of Asarco since 1997. Prior to that he was Assistant Treasurer of Asarco since 1993.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

At December 31, 1998, there were 2,561 holders of record of the Company's Common Stock. SPCC's Common Stock is traded on the New York Stock Exchange (NYSE) and the Lima Stock Exchange (BVL). The SPCC Common Stock symbol is PCU on the NYSE and PCUC1 on the BVL. The Common Stock commenced trading on the NYSE on a when issued basis on January 5, 1996. Regular way trading commenced January 12, 1996. On the BVL, the Common Stock commenced trading on January 5, 1996.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

                                           1998                                                    1997
                                           ----                                                    ----

                   -------------------------------------------------------- -------------------------------------------------------
      Quarters        1st        2nd        3rd        4th       Year         1st        2nd        3rd        4th       Year
                   -------------------------------------------------------- -------------------------------------------------------
  Dividend per
     share         $0.20      $0.08      $0.11      $0.12      $0.51        $0.30     $0.35      $0.37      $0.24      $1.26

  Stock market price
  NYSE:
     High          $15-1/8    $16-11/16  $13-1/2    $12-7/8    $16-11/16    $17-3/8   $21-1/8    $20-7/8    $18-1/4    $21-1/8
     Low           $12-1/2    $13        $8-3/4     $8-15/16   $8-3/4       $15       $16-7/8    $17-5/8    $12-3/4    $12-3/4

  BVL:
     High          $14.95     $16.50     $13.35     $12.70     $16.50       $17.35    $21.20     $21.06     $17.99     $21.20
     Low           $12.40     $12.95     $8.93      $8.89      $8.89        $14.85    $16.80     $17.30     $12.58     $12.58


On February 2, 1999, the Board of Directors of the Company declared a dividend of $0.03 per share payable March 3, 1999 to stockholders of record as of February 22, 1999.

For a description of limitations on the ability of the Company to make dividend distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 12 to the Consolidated Financial Statements of the Company.


Item 6.  Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share and employee data)
                                                  1998         1997        1996         1995       1994

Consolidated Statement of Earnings:
Net sales                                         $628         $814       $ 753        $ 929      $ 702
Operating costs and expenses (1)                   558          577         497          558        558
Operating income                                    70          237         256          371        144
Minority interest of labor shares in
   income of Peruvian Branch                         -            4           5           44         19

Net earnings                                       $55         $186       $ 181        $ 218        $91


Per Share Amounts (2):
Net earnings - basic and diluted                 $0.68        $2.32      $ 2.25       $ 3.31     $ 1.39
Dividends paid                                   $0.51        $1.26      $ 1.47       $ 1.27     $ 0.33

Consolidated Balance Sheet:
Total assets                                    $1,526       $1,561      $1,280       $1,272       $969
Cash and marketable securities                     198          331         174          262        136
Total debt                                         234          248         107           94        118
Stockholders' equity                             1,109        1,098       1,015          953        635

Consolidated Statement of Cash Flows:
Cash provided from operating activities           $181         $278       $ 159        $ 330      $ 135
Dividends paid                                      41          101         118           84         21
Capital expenditures                               259          184         121          183        182
Depreciation and depletion                          61           47          42           36         40

Capital Stock:
Common shares outstanding                         13.9         14.2        13.6         11.5       55.2
NYSE Price - high                            $16-11/16      $21-1/8        $ 21            -          -
           - low                                $8-3/4      $12-3/4     $13-7/8            -          -
Class A common shares outstanding                 65.9         65.9        66.6         68.8          -
Book value per share                            $13.88      $ 13.71     $ 12.66      $ 11.90     $ 9.67
P/E ratio                                        13.88         5.77        6.50            -          -

Financial Ratios:
Current assets to current liabilities              4.2          5.6         3.8          2.8        3.0
Debt as % of capitalization                       17.2%        18.2%        9.3%         8.8%      14.2%
Debt as % of capitalization, net of
   excess cash (3)                                 5.6%           -           -            -        1.7%

Employees (at year end)                          4,557        4,829       4,859        5,035      5,407

Notes to five year selected financial and statistical data

(1) Includes provision for workers' participation of $10.6 million, $14.4 million, $18.0 million, $32.2 million and $13.9 million in the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively.

(2) Per share amounts are presented after giving retroactive effect to a 100 to 1 stock split declared and made on November 4, 1994. In addition, earnings per share are basic and diluted.

(3)  Available cash exceeded debt at December 31, 1997, 1996 and 1995.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



OVERVIEW

The Company's business is affected by the factors outlined below which should be considered in reviewing the financial position, results of operations and cash flows of the Company for the periods described herein.

Inflation and Devaluation of the Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. The value of the net assets of the Company denominated in soles can be affected by devaluation of the sol. The recent inflation and devaluation rates are as follows:

Years ended December 31,              1998          1997            1996
                                      ----          ----            ----

Peruvian Inflation Rate                6.0%          6.5%           11.8%
Sol/Dollar Devaluation Rate           15.7%          4.9%           12.1%

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

The Branch maintains its books of account in soles, prepares financial information in accordance with generally accepted accounting principles in Peru (Peruvian GAAP). Peruvian GAAP requires the inclusion in the financial statements of the Branch of the Resultado por Exposicion a la Inflacion (Result of Exposure to Inflation), which seeks to account for the effects of inflation by adjusting the value of non-monetary assets and liabilities and equity by a factor corresponding to wholesale price inflation rates during the period covered by the financial statements. Monetary assets and liabilities are not so adjusted.

Expansion and Modernization Project: In September 1996, the Company announced a two-stage project which includes an expansion of the Cuajone mine and an expansion and modernization of the copper smelter at Ilo. Total capital cost for this project is estimated at $1.1 billion, budgeted to be spent through the year 2003.

Most of the $245 million Cuajone mine expansion was completed in 1998. Acquisition of new mining equipment will continue for the next two years. When completed, the expansion will increase mined copper output at Cuajone by 130 million pounds per year, or 19% of the Company's total production. Throughput at the concentrator increased in December and is expected to reach design levels in the first quarter of 1999. Testing and calibration of the expanded facilities are ongoing and the Company officially inaugurated the project in March 1999.

The second stage of the program, the expansion and modernization of the Ilo smelter will consist of installation of a new single line flash smelting furnace and a single line flash converting furnace to process 1.25 million tons of concentrate per year. A major advantage incorporated into the project is the ability to operate existing furnaces while the new flash furnaces are brought on-line, thereby minimizing production disruptions during the startup period of the new facilities. The Company has decided to use flash converting technology rather than conventional Peirce Smith converters because flash converting provides significant material handling advantages and achieves improved sulfur capture. When the modernization program is completed, the smelter is expected to have a sulfur capture rate in excess of 99% and to meet or exceed current international environmental guidelines. The estimated cost of the project is $875 million and is expected to be completed by 2003.

In 1998, the Company commenced a $48 million project to expand annual SX/EW copper production by 26 million pounds. Engineering design is underway and equipment purchases are being made. The project is on schedule and completion is expected in the third quarter of 1999.

Late in the year, the Peruvian government approved the Company's Torata River Control Project. The project will divert the Torata River around the Cuajone mine pit expansion. The $75.5 million project will commence in 1999 and is scheduled for completion in 2001.

An optional third stage of the expansion and modernization program, would include a second expansion at Cuajone and further expansion of the Ilo smelter capacity. Consideration of whether to proceed with this third stage is dependent on copper prices, the availability of financing and other conditions at the time of decision. The Company expects that the projects will be funded from a combination of existing cash, internally generated funds and external financing.


RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1998, 1997 AND 1996

SPCC reported 1998 net earnings of $54.6 million, or diluted earnings per share of 68 cents, compared with net earnings of $185.7 million, or diluted earnings per share of $2.32 in 1997 and net earnings of $180.5 million, or diluted earnings per share of $2.25 in 1996.

The decline in net earnings in 1998 compared with 1997 is primarily a result of lower copper prices. The average price of copper in 1998 on the London Metal Exchange declined 28 cents per pound from 1997 to 75 cents per pound, and at year end 1998 was 66 cents per pound. In addition to lower metal prices, results for 1998 also reflect an increase in the effective income tax rate compared to 1997. The earnings decrease was partially offset by savings realized from the cost reduction program instituted by the Company in 1998.

In April 1998, SPCC initiated cost-reduction and production enhancement programs, including reductions in operating expenses, purchased services and general and administrative expenses, designed to reduce annual expense by $30 million when fully implemented. The program is estimated to have increased pre-tax earnings by $25.7 million in 1998, improving net after-tax earnings by $15.8 million, or 20 cents per share. In 1999, the program is expected to improve net earnings by $17 million, or 21 cents per share.

In connection with the cost reduction program the Company recorded a $10 million pre-tax charge in the first quarter of 1998 for severance costs. In addition, in the fourth quarter of 1998 the Company transferred title to a major portion of the Ilo townsite to its worker occupants and the City of Ilo. Titles to 1,344 individual homesites were transferred. The Company recorded a pre-tax charge of $10.9 million in 1998 to write-off the remaining book value of the transferred property and to provide for other costs associated with the divestiture. The Company expects future savings as a result of the transfer of the townsite through reduced maintenance costs.

The improvement in net earnings in 1997 compared with 1996 was largely the result of a lower effective income tax rate, offset in part by higher power costs.

In 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. Pursuant to the reinvestment allowance, the Company receives certain tax incentives in Peru. As a result, U.S. tax credit carryforwards for which no benefit had previously been recorded were utilized. Principally because of the reinvestment program, the Company's effective tax rate was lower in 1997, compared with the prior year, increasing net earnings by approximately $14.7 million.

As a result of the expansion program, electric power requirements will increase significantly requiring the construction of additional generating capacity. In the second quarter of 1997, the Company sold its existing power plant to an independent power company for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years. Under the agreement, the cost of power will increase somewhat from its 1996 level, however, the Company will avoid the significant capital expenditures that would be required to meet the needs of expanded operations.

Net Sales: Net sales in 1998 were $627.9 million, compared with $814.2 million in 1997 and $753.0 million in 1996. Sales decreased in 1998 by $186.3 million, largely as a result of lower copper prices, offset somewhat by an increase in copper and molybdenum volume. Copper sales volume was 8.1 million pounds higher in 1998 compared with 1997. Sales of copper produced at Company mines, however, decreased by 6.5 million pounds in 1998 as compared with 1997.

Copper sales volume was 49.7 million pounds higher in 1997 compared with 1996. Of this increase, 46.4 million pounds were from purchased concentrates.

At December 31, 1998, the Company has recorded sales of 27.5 million pounds of copper at a provisional price of 66 cents per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement which will occur in the first quarter of 1999.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data                   1998       1997      1996
                                    ----       ----      ----

Average Metal Prices
Copper (per pound - LME)           $0.75      $1.03     $1.04
Molybdenum (per pound - Metals
  Week Dealer Oxide Mean)          $3.41      $4.30     $3.78
Silver (per ounce - COMEX)         $5.51      $4.88     $5.18

Sales Volume (in thousands)
Copper (pounds)                   752,114   743,984   694,290
Molybdenum (pounds)(1)              9,677     9,398     8,813
Silver (ounces)                     3,288     3,086     3,110

(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

Financial Instruments: The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

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

Earnings include pre-tax gains from option sales and exercises of $7.2 million in 1998, $10.2 million in 1997 and $9.9 million in 1996. At December 31, 1998, the Company held no copper put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of sales. As of December 31, 1998 and 1997, the Company has entered into the following fuel swap agreements:

                                                                Weighted
                                                                Average
                                                                Contract
                                               Quantity         Price
   Fuel Type               Period              (Barrels)        (per Barrel)
------------------ --------------------- ---------------- --------------------

1998
Residual Oil              1/99-9/99            1,095,000         $ 9.84
Diesel Fuel               1/99-9/99              432,000         $15.80

1997
Residual Oil             1/98-12/98              540,000         $13.57
Diesel Fuel              1/98-12/98              200,000         $21.17



In the event of a hypothetical 10 percent decrease in the respective fuel prices, the Company would incur higher production costs in 1999 of approximately $3.2 million over the life of the contracts than it would have incurred had the exposure not been hedged.

In 1998, the Company's production costs would have been $3.3 million lower if this exposure had not been hedged.

Cost of Sales: Cost of sales was $442.2 million in 1998 compared with $474.4 million in 1997 and $400.7 million in 1996. The decrease of $32.2 million in 1998 includes the lower cost of copper processed and sold from purchased concentrates, the lower unit cost of company mined copper as a result of decreases in power and fuel costs, and benefits from the Company's cost reduction program. These decreases were offset in part by a $10 million charge for severance costs and a

$10.9 million charge for Ilo townsite divestiture costs, which were part of the Company's earnings enhancement program.

The increase of $73.7 million in 1997 was principally due to the higher sales volume of copper produced from purchased concentrates and higher power costs.

Other Expenses: Depreciation and depletion expense was $60.9 million in 1998, compared with $46.7 million in 1997 and $41.6 million in 1996. The increase in 1998 includes depreciation of the tailings dam facility completed in late 1997, the acid plant expansion completed in 1998 and the addition of haul trucks in 1998 and 1997. The increase in 1997 reflects depreciation of the refinery expansion program completed in late 1996, and the addition of haul trucks and other mobile equipment.

Exploration expense was $5.2 million, $7.4 million and $5.1 million, in 1998, 1997 and 1996, respectively. The increase in 1997 reflects an acceleration of drilling programs at the Company's exploration properties.

Non-Operating Items: Interest income was $15.8 million in 1998 compared with $20.9 million in 1997 and $18.3 million in 1996. The decrease in 1998 is because of lower invested balances as funds were utilized in the Company's expansion program. The increase in 1997 reflects higher invested cash balances partially offset by lower interest rates. Interest income is expected to decrease as available cash is used to fund the Company's expansion and modernization program.

Other income was $9.8 million in 1998 compared with $7.1 million in 1997 and $4.5 million in 1996. Other income in 1998 includes a $5.3 million insurance settlement related to flood damage which occurred in 1997.

Total interest expense was $25.6 million in 1998, compared with $21.9 million in 1997 and $12.5 million in 1996. Increased interest expense in 1998 and 1997 reflect the cost of additional borrowings in connection with the Company's expansion program. In 1998 and 1997, the Company capitalized $10.6 million and $2.3 million of interest, respectively, principally related to expenditures on the expansion program.

Taxes on Income: Taxes on income were $25.6 million, $55.6 million and $80.2 million for 1998, 1997 and 1996, respectively, and include $22.9 million, $45.0 million and $74.9 million of Peruvian income taxes and $2.7 million, $10.6 million and $5.3 million, for U.S. federal and state taxes for 1998, 1997 and 1996, respectively. U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

In 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the Company's effective tax rate, as a result of the reinvestment allowance, lowered tax expense by approximately $14.7 million in 1997. Pursuant to the reinvestment allowance the Company receives tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund.

Minority Interest of Labor Shares: The minority interest of labor shares was $0.5 million in 1998, compared to $4.4 million in 1997 and $5.2 million in 1996. The provision for minority interest of labor shares represents an accrual of 2.0%, 2.4% and 3.1% for 1998, 1997 and 1996, respectively, of the Branch's after-tax earnings. The reductions in the percentage of minority interest of labor shares in 1998 and 1997 is a result of purchases of labor shares by the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities was $181.4 million in 1998, compared with $277.6 million in 1997 and $158.4 million in 1996. The decrease in 1998 was primarily attributable to lower copper prices. The decrease in 1998 reflects lower earnings of $131.1 million partially offset by higher depreciation and deferrred tax provisions of $14.1 million and $21.7 million, respectively.

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

Cash Flows - Investing Activities: Net cash used for investing activities was $70.7 million in 1998, compared with $337.6 million in 1997 and $79.4 million in 1996. Capital expenditures in 1998 were $258.7 million, compared with $184.0 million in 1997 and $120.8 million in 1996.

The increase in capital expenditures in 1998 from 1997 reflects the expansion project at the Cuajone mine and the Ilo smelter modernization program as well as increased capitalization of mine stripping. Other investment activities in 1998 include net proceeds of $182.4 million from held-to-maturity investments.

The increase in 1997 capital expenditures reflects $51.1 million for the Cuajone mine expansion and $14.4 million for a new gas turbine, which was later sold with the Company's Ilo power plant.

The Company's planned capital expenditures in 1999 are estimated to be approximately $285 million, which includes expenditures related to the completion of the expansion of the Cuajone mine, completion of the SX/EW plant expansion, the Torata River Flood Control project and the Ilo smelter modernization.

Cash Flows - Financing Activities: Financing activities used cash of $59.5 million in 1998 compared with providing cash of $11.8 million in 1997 and a use of cash of $127.3 million in 1996. Included in 1998 activity are debt repayments of $13.7 million, and purchases of labor shares and net treasury stock transactions of $3.8 million and $2.7 million, respectively.

Included in 1997 are proceeds from the sale of $150 million of Secured Export Notes (SENS) and the placement of $50 million of bonds in the Peruvian market. Debt repaid in 1997 was $58.7 million, including the prepayment of a $35.0 million loan from Mitsui & Co., Ltd. In 1997, purchases of labor shares and treasury stock were $8.9 million and $1.7 million, respectively.

On February 2, 1999 a dividend of $0.03 a share, totaling $2.4 million was declared, payable March 3, 1999. It has been the Company's policy to distribute approximately 50% of net earnings as dividends.

LIQUIDITY AND CAPITAL RESOURCES

Financing: In 1997, the Company entered into a $600 million seven year loan facility with a group of international financial institutions. The facility consists of a $400 million term loan and a $200 million revolving credit line.
The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.0% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn under this agreement as of December 31, 1998.

Also, in 1997, the Company privately placed $150 million SENS in the United States and international markets. These notes, which have been registered with the Securities and Exchange Commission, have an average maturity of seven years and a final maturity in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in 1997, the Company sold $50 million of bonds, due June 2004 to investors in Peru. The bonds have a fixed interest rate of 8.25%. The Company expects that it will meet its cash requirements for 1999 and beyond from internally generated funds, cash on hand, borrowings under the seven-year loan facility signed in April 1997, and from additional external financing.

The Company also has a loan outstanding with Corporacion Andina de Fomento (CAF) of $19.6 million with interest based on LIBOR and an outstanding loan from the United States Export - Import (EXIM) Bank of $14.6 million, with interest at a 6.43% fixed rate. Both loans are payable in semi-annual installments through 2001.

At December 31, 1998, the Company had outstanding borrowings of $234.2 million, compared with $247.9 million at December 31, 1997.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year. Net assets of the Company unavailable for the payment of dividends totaled $1,106 million at December 31, 1998. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $874.4 million would have been permitted at December 31, 1998.

The EXIM Bank credit agreement is collateralized by pledges of receivables from 7,700 tons of copper per year. The CAF loan is collateralized by liens on the SX/EW facility. The SENS and the seven year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company. The excess funds in the collateral account are remitted to the Company, if all financial requirements are met. As part of these agreements, the Company must maintain three-month and six-month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (Asarco) voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company is in compliance with the various loan covenants at December 31, 1998. Included in Other assets are $11.2 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

At December 31, 1998, the Company's debt as a percentage of total capitalization (the total of debt, minority interest of labor shares and stockholders' equity) was 17.2% as compared with 18.2% at December 31, 1997.

At December 31, 1998, the Company's cash and marketable securities amounted to $198.1 million compared with $331.1 million at December 31, 1997.

DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $40.7 million, or $0.51 per share, in 1998, $101.1 million, or $1.26 per share, in 1997 and $117.9 million, or $1.47 per share in 1996. Distributions to the labor share minority interest were $0.9 million, $2.5 million and $4.1 million in 1998, 1997 and 1996, respectively.



At the end of 1998 and 1997, the authorized and outstanding capital stock of the Company consisted of 65,900,833 shares of Class A common stock, par value $0.01 per share; and 34,099,167 authorized shares of common stock, par value $0.01 per share, of which 13,949,812 were outstanding at December 31, 1998 and 14,157,107 shares were outstanding at December 31, 1997.


ENVIRONMENTAL MATTERS

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's environmental compliance and management plan, PAMA, approved in January 1997, sets forth the investment to be made by the Company to comply with current Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emissions and waste discharges within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within ten years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Expansion and Modernization Project." Under current Peruvian law and regulations, compliance with the PAMA will satisfy environmental requirements pertaining to the Company's operations during the applicable five-or-ten year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations. Environmental capital expenditures were $25.3 million, $47.8 million and $24.6 million in 1998, 1997 and 1996, respectively. In addition, the Company estimates spending $75.9 million for environmental control capital expenditures in 1999.


YEAR 2000

The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. The Company has identified two computerized information systems that are not Y2K compliant. These systems are being replaced and are expected to be operational by the second quarter of 1999. In addition, the Company has identified one embedded computer system that is not Y2K compliant. This system is being replaced and is expected to be operational in the third quarter of 1999. As of December 31, 1998, approximately 60% of the Company's computerized information systems have been tested and are Y2K compliant with the remainder expected to be tested and be Y2K compliant by the second quarter of 1999. The Company continues to test these systems where appropriate. In addition, the Company continues to test its computer systems embedded in the production processes and expects to be completed and Y2K compliant by the third quarter of 1999.

As of December 31, 1998, the Company had spent approximately $0.9 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $0.3 million to complete phases two and three of the program.

Under the third phase of the program the Company has sent detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance. As of December 31, 1998, the Company received confirmations from approximately 50% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance. The third phase of the program is expected to be completed in the first quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results the significance of which would depend on the length and severity of the disruption. In response to a request from the Company, a detailed plan to ensure Y2K compliance by the Company's principal electrical power supplier was received. The Company is monitoring the progress of this plan. The Company will complete a contingency plan for each of its principal operations during the second quarter of 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

The above estimates and conclusions contain forward-looking statements and are based on management's best estimate of future events. Actual results could differ materially depending on the availability of resources and the Company's ability to identify and correct all Y2K issues.


IMPACT OF NEW ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued statement of Position No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

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

Item 8.  Financial Statements and Supplementary Data.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS




For the years ended December 31,        1998             1997           1996
                                        ----             ----           ----
(in thousands, except for per share amounts)

Net sales:
 Stockholders and affiliates         $ 18,685         $ 59,897       $ 71,740
 Others                               609,231          754,259        681,292
                                 ---------------- -------------- --------------
Total net sales                       627,916          814,156        753,032

Operating costs and expenses:
 Cost of sales                        442,206          474,385        400,733
 Administrative and other              49,612           48,367         49,979
 Depreciation and depletion            60,859           46,736         41,623
 Exploration                            5,185            7,390          5,063
                                 ---------------- -------------- --------------
  Total operating costs and expenses  557,862          576,878        497,398
                                 ---------------- -------------- --------------

Operating income                       70,054          237,278        255,634

Interest income                        15,784           20,934         18,264
Interest expense                      (15,009)         (19,573)       (12,467)
Other income                            9,763            7,066          4,489
                                 ---------------- -------------- --------------

Earnings before taxes on income and
 minority interest of labor shares     80,592          245,705        265,920

Taxes on income                        25,567           55,610         80,200

Minority interest of labor shares
 in income of Peruvian Branch             461            4,437          5,208
                                 ---------------- -------------- --------------

Net earnings                         $ 54,564         $185,658       $180,512
                                 ================ ============== ==============
Per common share amounts:
 Net earnings - basic and diluted       $0.68            $2.32          $2.25
 Dividends paid                         $0.51            $1.26          $1.47
 Weighted average number
  of shares outstanding-basic          79,893           80,188         80,195
 Weighted average number
  of shares outstanding-diluted        79,893           80,197         80,252

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,                                        1998            1997
                                                       ----            ----
(Dollars in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                      $  175,948      $  126,491
    Marketable securities                              22,152         204,590
    Accounts receivable:
      Trade:
        Stockholders and affiliates                     1,446           2,941
        Other trade                                    43,976          44,740
      Other                                            19,139          26,083
    Inventories                                        88,951         108,683
    Other current assets                               58,450          66,067
                                                --------------------------------
         Total current assets                         410,062         579,595
  Net property                                      1,088,557         947,457
  Other assets                                         27,218          34,278
                                                --------------------------------
         Total assets                              $1,525,837      $1,561,330
                                                ================================

LIABILITIES
  Current liabilities:
    Current portion of long-term debt              $   13,683      $   13,683
    Accounts payable:
      Trade                                            28,477          22,296
      Other                                            20,020          25,645
    Other current liabilities                          34,836          41,495
                                                    ----------------------------
         Total current liabilities                     97,016         103,119
                                                    ----------------------------

  Long-term debt                                      220,525         234,208
  Deferred credits                                     15,722          58,574
  Deferred income taxes                                56,700          44,323
  Other liabilities                                    10,951           4,083
                                                    ----------------------------
         Total non-current liabilities                303,898         341,188
                                                    ----------------------------

  Contingencies

Minority interest of labor shares in the
  Peruvian Branch                                      16,331          19,385
                                                    ----------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01; shares authorized:
    1998 and 1997 - 34,099,167;
    shares issued: 1998 and 1997 - 14,330,093             143             143
  Class A Common stock, par value $0.01;
    shares issued and authorized: 1998 and 1997 -
    65,900,833                                            659             659
  Additional paid-in capital                          265,745         265,745
  Retained earnings                                   847,229         833,560
  Treasury stock, at cost, common shares,
    1998-380,281, 1997 - 172,986                       (5,184)         (2,469)
                                                   -----------------------------
         Total Stockholders' Equity                 1,108,592       1,097,638
                                                   -----------------------------
         Total Liabilities, Minority Interest
           and Stockholders' Equity                $1,525,837      $1,561,330
                                                   =============================

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,                    1998       1997        1996
                                                    ----       ----        ----
(Dollars in thousands)

OPERATING ACTIVITIES
Net earnings                                    $ 54,564    $185,658   $180,512

Adjustments to reconcile net earnings
 to net cash provided from operating
 activities:
  Depreciation and depletion                      60,859      46,736     41,623
  Provision (benefit) for deferred income taxes   14,374      (7,289)    12,043
  Minority interest of labor shares                  461       4,437      5,208
  Net loss on sale or disposal
    of investments and property                    9,773         268        110
  Cash provided from (used for) operating assets
   and liabilities:
    Accounts receivable                            8,292      15,718     10,498
    Inventories                                   19,732       9,998    (15,046)
    Accounts payable and accrued liabilities       9,707     (25,094)   (52,023)
    Other operating assets and liabilities           635      48,752    (17,811)
    Foreign currency transaction (gain) loss       3,025      (1,616)    (6,707)
                                                -------------------------------
 Net cash provided from operating activities     181,422     277,568    158,407
                                                -------------------------------

INVESTING ACTIVITIES
Capital expenditures                            (258,696)   (183,956)  (120,803)
Purchase of held-to-maturity investments         (40,900)   (204,590)         -
Proceeds from held-to-maturity investments       223,338       1,000     41,453
Sales of investments and property                  5,543      49,914          -
                                               --------------------------------
Net cash used for investing activities           (70,715)   (337,632)   (79,350)
                                               --------------------------------

FINANCING ACTIVITIES
Debt incurred                                          -     200,000     47,000
Debt repaid                                      (13,683)    (58,684)   (34,289)
Escrow deposits on long-term loans                 2,311     (15,364)   (10,065)
Dividends paid to common stockholders            (40,735)   (101,050)  (117,913)
Distributions to minority interests                 (892)     (2,504)    (4,091)
Net treasury stock transactions                   (2,715)     (1,681)      (788)
Purchases of labor shares                         (3,791)     (8,885)    (7,130)
                                                 ------------------------------
Net cash provided from (used for)
 financing activities                            (59,505)     11,832   (127,276)
                                                 ------------------------------

Effect of exchange rate changes on cash           (1,745)      1,518      1,778
                                                 ------------------------------

Increase (decrease) in cash and cash equivalents  49,457     (46,714)   (46,441)
Cash and cash equivalents, at beginning of year  126,491     173,205    219,646
                                                 ------------------------------

Cash and cash equivalents, at end of year       $175,948    $126,491   $173,205
                                                -------------------------------

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31,                               1998            1997             1996
                                                               ----            ----             ----
(Dollars in thousands)
CAPITAL STOCK:
COMMON STOCK:
Balance at beginning of year                              $      143      $      137       $      115
Conversion from Class A to Common Stock,
 1997 - 650,000 shares; 1996 - 2,200,000 shares                    -               6               22
                                                       --------------------------------------------------
Balance at end of year                                           143             143              137
                                                       --------------------------------------------------

CLASS A COMMON STOCK:
Balance at beginning of year                                     659             666              688
Conversion to Common Stock, 1997 -650,000 shares;
 1996 -2,200,000 shares                                            -              (7)             (22)
                                                       --------------------------------------------------
Balance at end of year                                           659             659              666
                                                       --------------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                                 265,745         265,745          265,738
Additional paid-in capital on treasury
 shares issued                                                     -               -                7
                                                       --------------------------------------------------
Balance at end of year                                       265,745         265,745          265,745
                                                       --------------------------------------------------

TREASURY STOCK:
Balance at beginning of year                                  (2,469)           (788)               -
Purchased                                                     (3,001)         (1,997)          (1,155)
Used for corporate purposes                                      286             316              367
                                                       --------------------------------------------------
Balance at end of year                                        (5,184)         (2,469)            (788)
                                                       --------------------------------------------------

RETAINED EARNINGS:
Balance at beginning of year                                 833,560         749,267          686,946
Net earnings                                                  54,564         185,658          180,512
Dividends paid                                               (40,735)       (101,050)        (117,913)
Stock awards                                                    (160)           (315)            (278)
                                                      ---------------------------------------------------
Balance at end of year                                       847,229         833,560          749,267
                                                      ---------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                $1,108,592      $1,097,638       $1,015,027
                                                      ---------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN PERU COPPER CORPORATION
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of consolidation:
The consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries (the Company) include the accounts of significant subsidiaries in which the Company has voting control, and are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Revenue recognition:
Substantially all of the Company's copper is sold under annual contracts. Revenue is recognized primarily in the month product is shipped to customers based on prices as provided in sales contracts. When the price is not determinable at the time of shipment to customers, revenue is recognized based on prices prevailing at the time of shipment with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices which may occur between shipment and settlement. The Company sells copper in blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, silver, molybdenum, acid, and gains from the sale or settlement of copper put options.

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

Property:
Assets are valued at the lower of cost or net realizable value. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

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

Hedging Activities:
Derivative instruments may be used to manage exposure to market risk from changes in commodity prices, interest rates or the value of the Company's assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

The Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold.

Swap Agreements:
Fuel swap agreements limit the effect of changes in the price of fuel. The differential to be paid or received as fuel prices change is recorded as a component of cost of sales.

Stock Based Compensation:
The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Impact of New Accounting Standards:
In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

2.  Merger of Subsidiary Company

Southern Peru Copper Corporation was reorganized into a holding company structure effective January 2, 1996, upon completion of a public offer to exchange newly-issued Common Stock for outstanding labor shares of the Company's Peruvian Branch. Effective December 31, 1998, the Company's predecessor and wholly-owned operating subsidiary, Southern Peru Limited, was merged into the Company.

3. Foreign Exchange

The functional currency of the Company is the U.S. dollar. The Company's sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated. A portion of the operating costs of the Company is denominated in Peruvian soles.

Gains and (losses) resulting from foreign currency transactions are included in "Cost of sales" and amounted to ($3.0) million, $2.0 million and $6.7 million in 1998, 1997 and 1996, respectively.

4. Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31,         1998            1997            1996
                                         ----            ----            ----
(in millions)
U.S. Federal and state
  Current                               $ 2.2          $ 10.2           $ 5.0
  Deferred                                0.5             0.4             0.3
                                    ------------ --------------- ---------------
U.S. Federal and state                    2.7            10.6             5.3
                                    ------------ --------------- ---------------
Foreign:
  Current                                 8.5            52.3            62.9
  Deferred                               14.4            (7.3)           12.0
                                    ------------ --------------- ---------------
Foreign                                  22.9            45.0            74.9
                                    ------------ --------------- ---------------

  Total provision for income taxes      $25.6          $ 55.6           $80.2
                                    ============ =============== ===============

Total taxes paid were $10.4 million, $30.1 million and $123.4 million in 1998, 1997 and 1996, respectively.

Reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

For the years ended December 31,             1998          1997        1996
                                             ----          ----        ----
Peruvian income tax at maximum
  Statutory rates                            30.0%         30.0%       30.0%
U.S. income tax at statutory rate            35.0          35.0        35.0
Utilization of foreign tax credits          (20.8)        (16.9)      (25.3)
Peruvian reinvestment allowance               -            (9.0)        -
Alternative minimum tax (AMT) credit          -            (3.4)        -
Percentage depletion                        (10.5)         (9.6)       (9.0)
Income not taxable in Peru                   (1.8)         (2.6)       (1.8)
Other                                        (0.2)         (0.9)        1.3
                                          ----------     ---------   ---------

  Effective income tax rate                  31.7%         22.6%       30.2%
                                          ==========     =========   =========

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances are as follows:

Deferred tax assets (liabilities)
At December 31,                                      1998        1997
                                                     ----        ----
(in millions)
Current:
  Accounts receivable                              $  1.7       $  1.6
  Inventories                                         0.1          0.1
                                              -------------------------------
    Net deferred tax assets                           1.8          1.7
                                              -------------------------------
Non-current:
  Foreign tax credit carryforwards                   23.4         26.1
  AMT credit carryforwards                           12.2         11.5
  Property, plant and equipment                     (58.5)       (43.5)
  Other                                               1.8         (0.8)
  Valuation allowance for deferred tax assets       (35.6)       (37.6)
                                              -------------------------------
    Net deferred tax liabilities                    (56.7)       (44.3)
                                              -------------------------------

Total net deferred tax liabilities                 $(54.9)      $(42.6)
                                              ===============================

At December 31, 1998, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $23.4 million all of which expires in 2000.

In 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides SPCC with tax incentives in Peru, and as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the effective tax rate, as a result of the reinvestment allowance for the twelve months ended December 31, 1997, lowered tax expense approximately $14.7 million. Pursuant to the reinvestment allowance SPCC has received tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property is reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

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

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund. The carrying value of these Peruvian tax credits approximates their market value.

5.  Net Sales

Net sales by country were as follows:
For the years ended December 31,        1998         1997         1996
                                        ----         ----         ----
(in millions)
United States                          $127.5       $132.1       $ 77.4
Italy                                    86.9        110.0        109.4
United Kingdom                           96.1         98.4        110.3
The Netherlands                          57.7         83.8         94.3
Japan                                    44.7         72.5         82.0
Foreign - Other                         215.0        317.4        279.6
                                    ------------- ----------- ------------
  Net sales                            $627.9       $814.2       $753.0
                                    ============= =========== ============

At December 31, 1998, the Company had recorded sales of 27.5 million pounds of copper at a provisional price of 66 cents per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of final settlement which will occur in the first quarter of 1999.

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

Under the terms of a sales contract with Mitsui & Co. Ltd. (Mitsui), the Company is required to supply Mitsui, at its option up to 26,455 tons of copper cathodes annually for a seven year period from 1994 through 2000. Pricing of the cathodes is based upon the LME monthly average settlement price plus a producer premium which is agreed upon annually based on world market terms.

6.  Financial Instruments

Hedging Activities: The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

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

Earnings include pre-tax gains from option sales and exercises of $7.2 million in 1998, $10.2 million in 1997 and $9.9 million in 1996. At December 31, 1998, the Company held no copper put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of sales. As of December 31, 1998 and 1997, the Company has entered into the following fuel swap agreements:

                                                          Weighted
                                                          Average
                                                          Contract
                                         Quantity         Price
 Fuel Type           Period              (Barrels)        (per Barrel)
----------------- --------------- --------------------- ----------------

1998
Residual Oil        1/99-9/99           1,095,000              $ 9.84
Diesel Fuel         1/99-9/99             432,000              $15.80

1997
Residual Oil       1/98-12/98             540,000              $13.57
Diesel Fuel        1/98-12/98             200,000              $21.17



In the event of a hypothetical 10 percent decrease in the respective fuel prices, the Company would incur higher production costs in 1999 of approximately $3.2 million over the life of the contracts than it would have incurred had the exposure not been hedged.

In 1998, the Company's production cost would have been $3.3 million lower if this exposure had not been hedged.

The estimated fair value of the Company's financial instruments is:

At December 31,                      1998                      1997
(in millions)               Carrying      Fair        Carrying       Fair
                             Value        Value        Value         Value
                             -----        -----        -----         -----
Assets:
Cash and cash equivalents    $175.9       $175.9       $126.5       $126.5
Marketable securities -
    held to maturity           22.2         22.2        204.6        204.6
Put options                       -            -          0.6          7.2
Fuel swap agreements              -         (1.6)           -         (0.5)
Liabilities:
Long-term debt               $234.2       $225.0       $247.9       $248.3

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

Put options - Fair value is an estimate based on relevant market information such as: volatility of similar options, futures prices and the strike price.

Fuel swap agreements - Fair value is based on quoted market prices.

Long-term debt - Fair value is based on the quoted market prices for the same or similar issues.

7. Workers' Participation

Provisions for workers' participation are calculated at 8% of pre-tax earnings and are included in "Cost of sales" on the earnings statement. The current portion of this participation which is accrued during the year is based on Branch taxable income and is distributed to workers following determination of final results for the year.


8. Minority Interest of  Labor Shares

The minority interest of the labor shares is based on the earnings of the Company's Peruvian Branch.

The Company acquired 1.0 million, 2.0 million and 1.8 million labor shares at a cost of $3.8 million, $8.9 million and $7.1 million in the years 1998, 1997 and 1996, respectively. The carrying value of the minority interest was reduced by $2.5 million, $5.1 million and $4.4 million in 1998, 1997 and 1996, respectively, and the excess paid over the carrying value was assigned primarily to proven and probable sulfide and leachable ore reserves and mineralized material and is being amortized based on production. As a result of these acquisitions, the remaining labor shareholders hold a 1.9% interest in the Branch at December 31, 1998, and are entitled to a pro rata participation in the cash distributions made by the Branch. The labor shares are recorded as a minority interest in the Company's financial statements.


9. Inventories

At December 31,                          1998              1997
                                         ----              ----
(in millions)
Metals:
  Finished goods                          $ 1.5            $  0.6
  Work-in-process                          37.9              45.0
Supplies, net of reserves                  49.5              63.1
                               ----------------- -----------------
  Total inventories                       $88.9            $108.7
                               ----------------- -----------------


10. Property

At December 31,                          1998              1997
                                         ----              ----
(in millions)
Buildings and equipment                $1,623.4          $1,493.6
Mineral land                              376.7             330.7
Land, other than mineral                    1.8               1.3
                               ----------------- -----------------
  Total property                        2,001.9           1,825.6
Accumulated depreciation                  913.3             878.1
                               ----------------- -----------------
  Net property                         $1,088.6          $  947.5
                               ----------------- -----------------

In 1998, the Company recorded a charge of $9.8 million to write-off the remaining book value of the Ilo townsite property, transferred to its worker occupants and the city of Ilo, Peru.

11.  Other Current Liabilities

At December 31,                                     1998              1997
                                                    ----              ----
(in millions)
Accrued workers' participation                      $ 1.2             $13.8
Accrued severance pay, current portion                1.8               1.7
Salaries and wages                                    7.8               8.0
Taxes on income                                      22.0              18.0
Other                                                 2.0                 -
                                             ----------------- -----------------
  Total other current liabilities                   $34.8             $41.5
                                             ----------------- -----------------


12.  Debt and Available Credit Facilities

Long-term debt at December 31,                      1998             1997
                                                    ----             ----
(in millions)
6.43% EXIM Bank credit agreement                   $ 14.6            $ 20.4
CAF credit agreement - 8.9%                          19.6              27.5
7.9% Secured Export Notes (SENS) due 2007           150.0             150.0
8.25% Corporate bonds due 2004                       50.0              50.0
                                               --------------- -----------------
  Total debt                                        234.2             247.9
Less, current portion                                13.7              13.7
                                               --------------- -----------------
  Total long-term debt                             $220.5            $234.2
                                               --------------- -----------------

Interest paid by the Company (excluding amounts capitalized of $10.6 million and $2.3 million in 1998 and 1997, respectively) was $12.5 million, $19.0 million and $10.8 million in 1998, 1997 and 1996, respectively.

Fees paid for loan agreements of $13.9 million in 1997 are included in other assets and amortized over the respective terms of the loans.

Aggregate maturities of the borrowings outstanding at December 31, 1998, are as follows (in millions):


                 1999                             $ 13.7
                 2000                               23.3
                 2001                               24.3
                 2002                               18.9
                 2003                               20.5
              Thereafter                           133.5
                                         --------------------
                 Total                            $234.2
                                         --------------------

In 1997, the Company entered into a $600 million seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.0% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn under this agreement as of December 31, 1998.

Also in 1997, the Company privately placed $150 million of SENS in the United States and international markets. These notes were issued with an average maturity of seven years and a final maturity in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in June 1997 the Company sold $50 million of 8.25% bonds due June 2004 to investors in Peru.

Some financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, net assets of the Company unavailable for the payment of dividends totaled $1,106 million at December 31, 1998. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $874.4 million would have been permitted at December 31, 1998.

The EXIM Bank credit agreement is collateralized by pledges of receivables from sales of 7,700 tons of copper per year. The CAF loan is collateralized by liens on the SX/EW facility. The SENS and the seven-year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company. The excess funds in the collateral account are remitted to the Company, if all financial requirements are met. As part of these agreements, the Company must maintain three month and six month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (Asarco) voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company is in compliance with the various loan covenants at December 31, 1998. Included in Other assets are $11.2 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.


13.  Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering salaried employees in the United States and certain employees in Peru. Benefits are based on salary and years of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate. Plan assets are invested in commingled stock and bond funds. Effective January 1, 1997 one of the Company's pension plans, which provides benefits to non-U.S. expatriate employees, was amended to cease future benefit accruals. Accordingly, those participants became eligible for future benefits under the Company's other pension plan.

The components of net periodic benefit costs are as follows:

 For the years ended December 31,              1998        1997       1996
                                               ----        ----       ----
 (in millions)
 Service cost                                $  0.6      $  0.4      $  0.5
 Interest cost                                  0.7         0.5         0.5
 Expected return on plan assets                (0.7)       (0.5)       (0.4)
 Amortization of prior service cost             0.1         -           -
 Amortization of transitional obligation        0.2         0.2         0.2
                                           ------------------------------------
 Net periodic benefit cost                   $  0.9      $  0.6      $  0.8
                                           ------------------------------------


The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                        1998            1997
                                                       ----            ----
(in millions)
Change in Benefit Obligation
Projected benefit obligation at beginning of year     $  8.5            $ 5.9
  Service cost                                           0.6              0.4
  Interest cost                                          0.7              0.5
  Plan amendments                                        1.1              2.6
  Benefits paid                                         (0.6)            (0.4)
  Actuarial loss (gain)                                  0.8             (0.5)
                                                   -----------------------------
Projected benefit obligation at end of year           $ 11.1            $ 8.5
                                                   =============================

Change in Plan Assets
Fair value of plan assets at beginning of year        $  7.7            $ 3.7
  Actual return on plan assets                           2.5              0.5
  Plan amendment                                         -                2.5
  Employer contributions                                 1.5              1.4
  Benefits paid                                         (0.5)            (0.4)
                                                   -----------------------------
Fair value of plan assets at end of year              $ 11.2            $ 7.7
                                                   =============================

Reconciliation of Funded Status
  Funded status                                       $  0.1          $  (0.8)
  Unrecognized actuarial gain                           (1.7)            (0.6)
  Unrecognized transition obligation                     1.6              1.8
  Unrecognized prior service cost                        1.0              -
                                                   -----------------------------
   Net amount reflected in consolidated
     Balance sheet                                    $  1.0           $  0.4
                                                   =============================

Weighted Average Assumptions
Discount rate                                            7.0%            7.0%
Expected long-term rate of return on plan
  assets                                                 8.0%            8.0%
Rate of compensation increase                            4.0%            4.0%

Post-retirement Benefits:

The post-retirement health care plan for retired salaried employees eligible for Medicare was adopted by the Company on May 1, 1996. Secondary coverage under the Company's plan is available for all retired salaried employees who permanently reside in the United States and who contribute amounts as defined by the plan.

The components of net periodic benefit costs are as follows:

For the years ended December 31,       1998         1997        1996
                                       ----         ----        ----
(in millions)
Service cost                          $  0.1       $  0.1        $ 0.1
Interest cost                            0.1          -            -
Amortization of prior service cost       0.1          0.1          0.1
Recognized actuarial loss                -            -            -
                                    --------------------------------------
Net periodic benefit cost             $  0.3       $  0.2        $ 0.2
                                    ======================================

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                   1998               1997
                                                  ----               ----
(in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year            $ 0.9              $ 0.9
  Service cost                                       0.1                0.1
  Interest cost                                      0.1                -
  Plan amendments                                    0.1                -
  Benefits paid                                      -                  -
  Actuarial (gain) loss                              -                 (0.1)
                                           ------------------------------------
Benefit obligation at end of year                  $ 1.2              $ 0.9
                                           ====================================

Reconciliation of Funded Status
  Funded status                                    $(1.2)             $(0.9)
  Unrecognized actuarial loss                       (0.1)              (0.1)
  Unrecognized prior service cost                    0.6                0.6
                                           -----------------------------------
   Postretirement benefit obligation               $(0.7)             $(0.4)
                                           ====================================

Weighted-Average Assumptions
    Discount rate                                    7%                 7%
    Expected long-term rate of return
      on plan assets                                N/A                N/A
    Rate of compensation increase                    4%                 4%

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 5% in 1999 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation costs for 1998 by $0.1 million and the service and interest cost components of net periodic postretirement benefit would have an insignificant change. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation for 1998 by $0.1 million and the service and interest cost components of net periodic postretirement benefit costs would have an insignificant change. The plan is unfunded.

Employee Savings Plan:

The Company maintains an employee savings plan for employees working in the United States and expatriate employees in Peru which permits employees to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan was amended, effective January 1, 1997, to include a Company matching contribution equal to 50% of the first 6% of employee contributions. In connection with the required match, the Company's contributions charged against earnings were $0.2 million in 1998 and 1997.

14. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 1998 were:

                                                           Percent of
                                                           Total Number
                                      Shares               of Shares
                                --------------------    --------------------


Class A Common Shares:
  ASARCO Incorporated               43,348,949                 54.3%
  Cerro Trading Company, Inc.       11,378,088                 14.2
  Phelps Dodge Overseas Capital
    Corporation                     11,173,796                 14.0
                                --------------------    --------------------
  Total Class A                     65,900,833                 82.5
Common Shares                       13,949,812                 17.5
                                --------------------    --------------------
  Total                             79,850,645                100.0%
                                --------------------    --------------------



  Class A common shares are entitled to five votes per share. Common shares are entitled to one vote per share.

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

  The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock. At December 31, 1998, 737,610 shares are available for future grants under this plan (836,635 shares at December 31, 1997). The weighted average remaining contractual life of stock option's outstanding as of December 31, 1998 was 8.3 years.

  The Directors' Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter. Under the directors plan, 100,000 shares have been reserved for awards. At December 31, 1998, 11,400 shares have been awarded under this plan.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for awards under the stock incentive plan. If compensation cost for the Company's Stock Incentive Plan had been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below:

(in millions, except per share amounts)
                                              1998          1997         1996
                                              ----          ----         ----
Net earnings - as reported                    $54.6        $185.7       $180.5
Net earnings - pro forma                      $54.4        $185.5       $180.4
Earnings per share (Basic) - as reported      $0.68        $ 2.32       $ 2.25
Earnings per share (Diluted) - as reported    $0.68        $ 2.32       $ 2.25
Earnings per share (Basic) - pro forma        $0.68        $ 2.32       $ 2.25
Earnings per share (Diluted) - pro forma      $0.68        $ 2.32       $ 2.25


For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:


Weighted average common shares outstanding:   1998          1997         1996
                                              ----          ----         ----
(in millions)
  Basic and diluted                           79.9           80.2         80.2


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998: dividend yield of 4.8% (4.05%-1997, 6.57%-1996); expected volatility of 40.4% (29.2%-1997, 28.4%-1996); risk-free interest rate of 5.6% (6.31%-1997, 6.17%-1996); and expected life of 7.1 years (7.0 years-1997, 6.9 years-1996).

Stock option activity over the past three years under the Stock Incentive Plan was:

                                                                             Weighted
                                                       Number of              Average                     Option Price
                                                         Shares                Price                    (Range Per Share)
                                                   ------------------    ------------------     ----------------------------------
Outstanding at January 1, 1996                                 -                 -                      -
Granted                                                      72,890            $16.06                 $16.06
Exercised                                                      -                 -                      -
Canceled or expired                                            -                 -                      -
                                                   ------------------

Outstanding at January 1, 1997                               72,890             16.06                  16.06
Granted                                                      90,475             16.30                  16.25 to  17.06
Exercised                                                    (3,238)            16.06                  16.06
Canceled or expired                                          (1,342)            16.15                  16.06 to  16.25
                                                   ------------------

Outstanding at January 1, 1998                              158,785             16.20                  16.06 to  17.06
Granted                                                      99,025             12.78                  12.78
Exercised                                                      -                 -                      -
Canceled or expired                                            (960)            16.16                  16.06 to  16.25
                                                   ------------------

Outstanding and exercisable at
  December 31, 1998                                         256,850            $14.88                 $12.78 to $17.06


15. Related Party Transactions

Asarco, a 54.3% stockholder of the Company, provides legal, tax, treasury and administrative support services to the Company. The amounts paid to Asarco for these services were $1.0 million, $1.6 million and $0.8 million in 1998, 1997, and 1996, respectively.

16. Concentration of Risk

The Company operates two copper mines, a smelter and two refineries in Peru and substantially all of its assets are located there. There can be no assurances that the Company's operations and assets that are subject to the jurisdiction of the Government of Peru may not be adversely affected by future actions of such government. Substantially all of the Company's products are exported from Peru to customers principally in Europe, Asia, South America and the United States.

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Canada and Peru, or in commercial paper of highly rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and by policy, limits the amount of credit exposure to any one institution. At December 31, 1998, the Company had invested 28.6% of its cash equivalents and marketable securities with Peruvian banks, of which 54.0% of this amount was invested with one institution.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 58.3% of the trade accounts receivable at December 31, 1998, of which one customer represented 12.1%.


17. Commitments and Contingencies

In September 1996, the Company announced a two stage project which includes an expansion of the Cuajone mine and an expansion and modernization of the copper smelter at Ilo. Total capital cost for this project is estimated at $1.1 billion, budgeted to be spent through the year 2003.

The Cuajone mine expansion which consists of an expansion in annual copper production by 130 million pounds at an estimated capital investment of $245 million was substantially completed at December 31, 1998, however, some new mining equipment will continue to be received over the next two years. The second stage of the program, the expansion and modernization of the Ilo smelter is expected to be completed over the period 1998-2003 at an estimated cost of $875 million.

In 1998, the Company commenced a $48 million project to expand annual SX/EW copper production by 26 million pounds. Project completion is expected in the third quarter of 1999.

As a result of the expansion program, electric power requirements will increase significantly, requiring the construction of substantial additional generating capacity. In 1997, the Company sold its existing power plant to an independent power company for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for the next twenty years.

Environmental:

The Company's exploration, mining, milling, smelting and refining activities are subject to Peruvian laws and regulations, including environmental laws and regulations, which change from time to time. The Company's environmental compliance and management plan, PAMA, approved in January 1997, sets forth the investment to be made by the Company to comply with current Peruvian environmental regulations applicable to its operations. To implement the PAMA, the Company is required to make a minimum annual investment of 1% of net annual sales until compliance is met. The PAMA will require the Company to make significant additional capital expenditures to achieve compliance with the maximum permissible levels for its emissions and waste discharges within a period of five years, except for environmental controls applicable to its smelter operation which must be put in place within ten years. The PAMA contemplates a number of environmental projects, the largest and most capital intensive of which is the planned modernization of the Ilo smelter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Expansion and Modernization Project." Under current Peruvian law and regulations, compliance with the PAMA will satisfy environmental requirements pertaining to the Company's operations during the applicable five-or-ten year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations. Environmental capital expenditures were $25.3 million, $43.8 million and $24.6 million in 1998, 1997 and 1996, respectively. In addition, the Company estimates spending $75.9 million for environmental control capital expenditures in 1999.

Litigation:
In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. The Supreme Court has not yet ruled as to whether it will accept the appeal. There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings.

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


Unaudited Quarterly Data
Quarters
(in millions, except per share data)


                                              1998                                                1997
                                              ----                                                ----

                             1st      2nd        3rd         4th       Year         1st     2nd       3rd        4th       Year
                          ==========================================================================================================

Net sales                 $152.4     $152.5     $173.8      $149.2    $627.9      $214.8   $226.2     $202.3     $170.9    $814.2
Operating
  income                  $ 17.3     $ 19.7     $ 30.2      $  2.9    $ 70.1      $ 75.3   $ 74.0     $ 51.0     $ 35.1    $235.4

Net earnings              $ 12.9     $ 18.4     $ 19.9      $  3.4    $ 54.6      $ 55.8   $ 59.6     $ 39.9     $ 30.4    $185.7

Net earnings per share:
  Basic                   $ 0.16     $ 0.23     $ 0.25      $ 0.04    $ 0.68      $ 0.70   $  0.74    $  0.50    $  0.38   $  2.32
  Diluted                 $ 0.16     $ 0.23     $ 0.25      $ 0.04    $ 0.68      $ 0.70   $  0.74    $  0.50    $  0.38   $  2.32
Dividend per share        $ 0.20     $ 0.08     $ 0.11      $ 0.12    $ 0.51      $ 0.30   $  0.35    $  0.37    $  0.24   $  1.26

Stock prices
New York Stock Exchange:
  High                    $15-1/8    $16-11/16  $13-1/2     $12-7/8   $16-11/16   $17-3/8  $21-1/8    $20-7/8    $18-1/4   $21-1/8
  Low                     $12-1/2    $13        $8-3/4      $8-15/16  $8-3/4      $15      $16-7/8    $17-5/8    $12-3/4   $12-3/4

Lima Stock Exchange:
  High                    $14.95     $16.50     $13.35      $12.70    $16.50      $17.35   $21.20     $21.06     $17.99    $21.20
  Low                     $12.40     $12.95     $8.93       $8.89     $8.89       $14.85   $16.80     $17.30     $12.58    $12.58

Metal Price Sensitivity


Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 1999. Estimates are based on
79.9 million shares outstanding.

                            Copper              Silver             Molybdenum

Change in Metal Price       $0.01/lb.           $1.00/oz.          $1.00/lb.
Annual Change in Earnings
per Share                   $0.06               $0.02              $0.10

                        Report of Independent Accountants




To the Board of Directors and Stockholders of Southern Peru Copper Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of Southern Peru Copper Corporation and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
January 22, 1999

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Items 10, 11, 12, and 13

Reference is made to the Section captioned "Executive Officers of the Registrant" on pages A-12 to A-13. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1999 Proxy Statement indicated below:


                                                                         Proxy
                                                                      Statement
Item  Required Information       Proxy Statement Section                Pages

10.  Directors and Executive     Nominees for Election as Directors
       Officers                    Representing Common Stock and
                                   Nominees for Election as
                                   Directors Representing
                                   Class A Common Stock                   4-6
                                 Section 16(a) Beneficial Ownership
                                   Reporting Compliance                  20-21
11.  Executive Compensation      Committee Reports on Executive
                                   Compensation through Employment
                                   Agreements                            11-17
                                 Compensation of Directors and
                                   Compensation Committee Interlocks
                                   and Insider Participation                20
12.  Security Ownership          Security Ownership of Certain
                                   Beneficial Owners and Beneficial
                                   Ownership of Management                7-11
13.  Certain Relationships       Certain Transactions                    18-19
       and Related Transactions




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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1.  Financial Statements

     The following financial statements of Southern Peru Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                        Form
                                                                        10 - K
                                                                        Pages
  Consolidated Statement of Earnings for the years ended
  December 31, 1998, 1997 and 1996                                       A26

  Consolidated Balance Sheet at December 31, 1998 and 1997               A27

  Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                       A28

  Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996                           A29

  Notes to Consolidated Financial Statements                         A30 - A46

  Report of Independent Accountants                                      A47

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

     4.4  Form of Series A-1 Secured Export Notes due 2007

     4.5 Supplemental Indenture, dated as of October 15, 1998 among Southern Peru Limited, Southern Peru Copper Corporation as guarantor, and Citibank, N.A., as Trustee.

    4.6 Supplemental Indenture, dated as of December 22, 1998 between Southern Peru Copper Corporation and Citibank, N.A. as Trustee.

    10.1  Form of Agreement Among Certain Stockholders of the Company

    10.2 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

    10.3  Incentive Compensation Plan of the Company

    10.4 Supplemental Retirement Plan of the Company, as amended and restated April 30, 1998

    10.5  Stock Incentive Plan of the Company

    10.6  Form of Directors Stock Award Plan of the Company

    10.7  Deferred Fee Plan for  Directors,  as amended and  restated  April 30,
          1998

    10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees

    10.9  Compensation Deferral Plan, as amended and restated April 30, 1998

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

    10.11 First Amendment to the Credit Agreement, dated July 14, 1997.

    10.12 Assignment and Assumption Agreement dated as of December 30, 1998, between Southern Peru Copper Corporation, a Delaware Corporation, and Southern Peru Limited.

    10.13 Consulting Agreement between the Company and Mr. C. G. Preble dated March 18, 1999.

    11.   Statement re Computation of Earnings Per Share

    21.1  Subsidiaries of the Company

    23.1  Consent of Independent Accountants


The exhibits listed as 10.4 through 10.9 and 10.13 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to
Item 14(c) of Form 10-K.

(B) Reports on Form 8-K filed in the fourth quarter of 1997 and the first quarter of 1998:

None.

(C) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B1 through B3. Copies of the following exhibits are filed with this Form 10-K:

     4.5 Supplemental Indenture, dated as of October 15, 1998 among Southern Peru Limited, Southern Peru Copper Corporation as guarantor, and Citibank, N.A., as Trustee.

     4.6 Supplemental Indenture, dated as of December 22, 1998 between Southern Peru Copper Corporation and Citibank, N.A., as Trustee.

    10.4 Supplemental Retirement Plan of the Company, as amended and restated as of April 30, 1998

    10.7 Deferred Fee Plan for Directors, as amended and restated as of April 30, 1998

    10.9  Compensation  Deferral  Plan,  as amended and restated as of April 30,
          1998

    10.12 Assignment and Assumption Agreement dated as of December 30, 1998, between Southern Peru Copper Corporation, a Delaware Corporation and Southern Peru Limited.

    10.13 Consulting Agreement between the Company and Mr. C. G. Preble dated March 18, 1999

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

Date:  March 9, 1999

       Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Richard de J. Osborne       Chairman of the Board and Director
Richard de J. Osborne

    /s/ Charles G. Preble           President, Chief Executive Officer
Charles G. Preble                   and Director (principal executive officer)

    /s/ Thomas J. Findley, Jr.      Vice President and Chief  Financial Officer
Thomas J. Findley, Jr.              (principal financial officer)

    /s/ Brendan M. O'Grady          Comptroller (principal accounting officer)
Brendan M. O'Grady

                                    DIRECTORS

    /s/ Everett E. Briggs                 /s/ Robert J. Muth
Everett E. Briggs                     Robert J. Muth

    /s/ Jaime Claro                       /s/ Robert A. Pritzker
Jaime Claro                           Robert A. Pritzker

    /s/ William Dowd                      /s/ Michael O. Varner
William Dowd                          Michael O. Varner

    /s/ Augustus B. Kinsolving            /s/ J. Steven Whisler
Augustus B. Kinsolving                J. Steven Whisler

    /s/ Francis R. McAllister             /s/ David B. Woodbury
Francis R. McAllister                 David B. Woodbury

    /s/ John F. McGillicuddy          _________________________
John F. McGillicuddy                  Douglas C. Yearley

    /s/ Kevin R. Morano
Kevin R. Morano

Date:  March 9, 1999

                                      B-1


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

 3.6  By-Laws, as last amended on February 3, 1998

 4.   Instruments Defining Rights of Security Holders

 4.1  Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern
      Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee.
      (Filed as Exhibit 4.1(a) to the Company's  Registration  Statement on Form
      S-4, as amended by Amendment No. 1 thereto, File No. 333-34505, and incorporated herein by reference)

 4.2  Supplemental  Indenture,  dated as of May 30, 1997,  among Southern Peru
      Limited,  Southern Peru Copper  Corporation,  as guarantor,  and Citibank,
      N.A., as Trustee.
      (Filed as Exhibit 4.1(b) to the Company's  Registration  Statement on Form
      S-4, as amended by Amendment No. 1 thereto, File No. 333-34305, and incorporated herein by reference)

 4.3  Form of Amended and Restated  Collateral  Trust  Agreement,  dated as of
      July 15, 1997,  between  Southern  Peru Limited and Deutsche  Bank AG, New
      York  Branch,  as  collateral  trustee.
      (Filed as Exhibit 4.1(c) to the Company's  Registration  Statement on Form
      S-4, as amended by Amendment No. 1 thereto, File No. 333-34305, and incorporated herein by reference)


                        Southern Peru Copper Corporation
                                  Exhibit Index
Sequential
Exhibit                                                                                                   Page
Number                          Document Description                                                     Number

 4.4  Form of Series  A-1  Secured  Export  Notes due 2007  (Filed as  Exhibit
      4.1(d) to the Company's Registration Statement on Form S-4, as amended by Amendment No. 1 thereto, File No. 333-34305, and incorporated herein by reference)

 4.5  Supplemental Indenture, dated as of October 15, 1998 among Southern Peru
      Limited,  Southern Peru Copper  Corporation  as  guarantor,  and Citibank,
      N.A., as Trustee                                                                                   B7-B12

 4.6  Supplemental  Indenture,  dated as of December 22, 1998 between Southern
      Peru  Copper  Corporation  and  Citibank,  N.A.,  as Trustee                                       B13-B17

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

10.3 Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference)

10.4  Supplemental Retirement Plan of the Company, as amended and restated as
      of April 30, 1998                                                                                  B18-23

10.5  Stock  Incentive  Plan of the  Company  (Filed  as an  Exhibit  to the
      Company's  Registration  Statement  on  Form  S-8  dated  March  25,  1996
      (Registration No. 333-2736) and incorporated herein by reference)

10.6  Form of  Directors  Stock Award Plan of the  Company  (Filed as Exhibit
      10.16 to the Company's Form S-4 and incorporated herein by reference)

10.7  Deferred  Fee Plan for  Directors,  as amended and restated as of April
      30, 1998                                                                                           B24-29

10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees (Filed as Exhibit 10.17 to the Company's Form S-4 and incorporated herein by reference)



                        Southern Peru Copper Corporation
                                  Exhibit Index
Sequential
Exhibit                                                                                                   Page
Number                                      Document Description                                         Number

10.9  Compensation  Deferral  Plan,  as amended and restated as of April 30,
      1998                                                                                               B30-B36

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

10.12 Assignment and  Assumption  Agreement  dated as of December 30, 1998, between  Southern Peru Copper  Corporation,  a Delaware  Corporation,  and
      Southern Peru Limited                                                                              B37-B38

10.13 Consulting  Agreement  between the Company and Mr. C. G. Preble dated
      March 18, 1999                                                                                     B39-B40

11.   Statement re Computation of Earnings per Share                                                     B4

21.1  Subsidiaries of the Company                                                                        B5

23.1  Consent of Independent Accountants                                                                 B6

Form 10K


Exhibit 11 Statement re Computation of Earnings per Share

This calculation is submitted in accordance with regulation S-K item 601(b)(11).

Diluted Earnings per Common Share
(in thousands, except per share amounts)


For the years ended December 31,                     1998             1997             1996
--------------------------------                     ----             ----             ----

Net earnings applicable to common stock             $54,564         $185,658         $180,512
                                             ==================================================

Weighted average number of common shares
   outstanding
                                                     79,893           80,188           80,195
Shares issuable from assumed exercise of
   Stock Options                                          -                9               57
                                             --------------------------------------------------
Weighted average number of common shares
   outstanding, adjusted                             79,893           80,197           80,252

Diluted earnings per share:
Net earnings applicable to common stock               $0.68            $2.32            $2.25
                                             ==================================================

Basic earnings per share
Net earnings applicable to common stock               $0.68            $2.32            $2.25
                                             ==================================================


                                                                    Exhibit 21.1

                        SOUTHERN PERU COPPER CORPORATION

                                  Subsidiaries

                            (More than 50% ownership)


                                                               Percentage of
                                                                 voting
                                                                securities
                                                                  owned
                                                             Or other bases
      Name of Company                                             control


PARENT:   ASARCO Incorporated (New Jersey)

Registrant:  Southern Peru Copper Corporation (Delaware)

         Fomenta, S.A. (Peru)                                    99.50
                  Pegasus Travels, S.A. (Peru)                   90.0
         Logistics Services Incorporated (Delaware)              100.0
                  LSI-Peru, S.A. (Peru)                          98.18
         Multimines Insurance Company, Ltd. (Bermuda)            100.0
         Recursos e Inversiones Andinas, S. A. (Peru)            99.99



Not included in this listing are subsidiaries which in the aggregate would not constitute a significant subsidiary.

                                                                    Exhibit 23.1

Form 10-K


Consent of Independent Accountants


We consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (File Nos. 333-02736 and 333-40293) of Southern Peru Copper Corporation of our report dated January 22, 1999, on our audit of the consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries, which report appears on page A47 of this Annual Report on Form 10-K.

We also consent to the reference to our Firm as experts in the prospectuses referred to in the preceding paragraph only insofar as such reference relates to our report appearing on page A47 of this Annual Report on Form 10-K.




                                PricewaterhouseCoopers LLP



New York, New York

March 18, 1999

                                   Exhibit 4.5



                             SUPPLEMENTAL INDENTURE

                          Dated as of October 15, 1998

                                     among

                              SOUTHERN PERU LIMITED
                                    Company,

                        SOUTHERN PERU COPPER CORPORATION,
                                    Guarantor

                                       and

                                 CITIBANK, N.A.

                         as Trustee under the Indenture
                            dated as of May 30, 1997
                        relating to Secured Export Notes

TABLE OF CONTENTS
                                                                        Page


                                    ARTICLE I
                      DEFINITIONS AND RULES OF CONSTRUCTION

1.1      Definitions.....................................................1


                                   ARTICLE II

                                  MISCELLANEOUS

2.1      Amendment of Section 608 of Article Six.........................2
2.2      Scope...........................................................2


                                   ARTICLE III

                                  MISCELLANEOUS

3.1      Execution of Supplemental Indenture.............................2
3.2      Conflicts.......................................................2
3.3      Counterparts....................................................3
3.4      GOVERNING LAW...................................................3

                             SUPPLEMENTAL INDENTURE

                  This SUPPLEMENTAL INDENTURE dated as of October 15, 1998 among Southern Peru Limited, a corporation organized under the laws of Delaware (the "Company"), Southern Peru Copper Corporation, a corporation organized under the laws of Delaware, as Guarantor (the "Guarantor"), and Citibank, N.A., a national banking association, as trustee (the "Trustee"), registrar and principal paying agent.

                                    RECITALS

                  WHEREAS, the Company and the Guarantor have entered into (i) an Indenture (the "Original Indenture") dated as of May 30, 1997, with the Trustee, the Registrar and the Principal Paying Agent providing for the issuance by the Company and guarantee by the Guarantor from time to time in one or more series of up to $750,000,000 aggregate principal amount of secured export notes and (ii) a Supplemental Indenture, dated as of May 30, 1997, providing for the issuance of $150,000,000 aggregate principal amount of the Company's secured export notes designated as its 7.90% Series A Secured Export Notes due 2007;

                  WHEREAS, pursuant to paragraph (9) of Section 1001 of the Original Indenture, the Company and the Guarantor, when authorized by their respective Board Resolutions, and the Trustee may, without the vote or approval of any Holders, enter into a Supplemental Indenture for the purpose of, inter alia, curing any ambiguity or correcting or supplementing any provision in the Original Indenture which may be defective or inconsistent with any other provisions in the Original Indenture, if such action shall not adversely affect the interests of the Holders of SENs of any Series in any material respect; and

                  NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE WITNESSETH, that in consideration of the premises, for the equal and ratable benefit of all Holders of any Series of SENs, the parties hereto agree to supplement and amend the Original Indenture as follows:


                                    ARTICLE I

                      DEFINITIONS AND RULES OF CONSTRUCTION

                  Section 1.1 Definitions For all purposes of this Supplemental Indenture, except as otherwise expressly provided or unless the context otherwise requires:

                  (1) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular;

                  (2) all other terms used herein which are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

                  (3) the words "herein", "hereof' and "hereunder" and other words of similar import refer to this Supplemental Indenture as a whole and not to any particular Article, Section or other subdivision;

                  (4) unless the context otherwise requires, any reference to an "Article" or a "Section" refers to an Article or a Section, as the case may be, of this Supplemental Indenture; and

                  (5) the terms which are defined in the Original Indenture have the respective meanings assigned therein.

                  "Original Indenture" has the meaning specified in the recitals to this Supplemental Indenture.


                                   ARTICLE II

                                    AMENDMENT

                  Section 2.1 Amendment of Section 608 of Article Six. Section 608 of Article Six is hereby amended by deleting the parenthetical phrase that occurs after the words "pursuant to this Article" and inserting after the words "shall be applied" the following parenthetical phrase:

          "(except to the extent applied or released in accordance with the provisions of Section 601 or 602)".

                  Section 2.2 Scope. Except as expressly amended herein, all of the provisions of the Original Indenture and the Supplemental Indenture, each dated as of May 30, 1997, are and shall continue to be in full force and effect.


                                   ARTICLE III

                                  MISCELLANEOUS

                  Section 3.1 Execution of Supplemental Indenture. This Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture and, as provided in the Original Indenture, this Supplemental Indenture forms a part thereof.

                  Section 3.2 Conflicts. In the case of a conflict between a provision of this Supplemental Indenture (a "Supplemental Provision") and any other provision of the Original Indenture, the Supplemental Provision shall control.

                  Section 3.3 Counterparts. This Supplemental Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.


                  Section 3.4 GOVERNING LAW. THIS SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN THE STATE OF NEW YORK.

                  IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed as of the day and year first above written.

                           SOUTHERN PERU LIMITED


                            By:  /s/ C.F. Schultz
                                 Name:    C.F. Schultz
                                 Title:      Treasurer



                            SOUTHERN PERU COPPER CORPORATION


                            By:  /s/ C.F. Schultz
                                Name:      C.F. Schultz
                                Title:      Treasurer




                            CITIBANK, N.A.,
                            as Trustee, Principal Paying Agent and Registrar


                            By:  /s/ Jenny Cheng
                                 Name:   Jenny Cheng
                                 Title:     Assistant Vice President

================================================================================
                                   Exhibit 4.6



                             SUPPLEMENTAL INDENTURE

                          Dated as of December 22, 1998

                                     between

                        SOUTHERN PERU COPPER CORPORATION,

                                       and

                                 CITIBANK, N.A.

                         as Trustee under the Indenture
                            dated as of May 30, 1997
                        relating to Secured Export Notes



                                 ---------------














================================================================================

                                TABLE OF CONTENTS

                                                                           Page


                                    ARTICLE I

                      DEFINITIONS AND RULES OF CONSTRUCTION

1.1  Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

 .
                                   ARTICLE II

                                   ASSUMPTION

2.1  Assumption . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .   2


                                   ARTICLE III

                                  MISCELLANEOUS

3.1  Execution of Supplemental Indenture  . . . . . . . . . . . . . . . . .  2
 .
3.2  Conflicts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
 .
3.3  Counterparts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

3.4  GOVERNING LAW  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                             SUPPLEMENTAL INDENTURE


                  This SUPPLEMENTAL INDENTURE dated as of December 22, 1998 between Southern Peru Copper Corporation, a corporation organized under the laws of Delaware ("SPCC") and Citibank, N.A., a national banking association, as trustee ( the "Trustee"), registrar and principal paying agent.

                                    RECITALS

                  WHEREAS, Southern Peru Limited (the "Issuer") and SPCC have entered into (i) an Indenture (the "Original Indenture") dated as of May 30, 1997, with the Trustee, the Registrar and the Principal Paying Agent providing for the issuance by the Issuer and the guarantee by SPCC from time to time in one or more series of up to $750,000,000 aggregate principal amount of secured export notes (ii) a Supplemental Indenture, dated as of May 30, 1997, providing for the issuance of $150,000,000 aggregate principal amount of the Issuer's secured export notes designated as its 7.90% Series A secured Export Notes due 2007 (the "Notes") and (iii) a Supplemental Indenture, dated as of October 15, 1998 (the Original Indenture and such two Supplemental Indentures, the "Indenture");

                  WHEREAS, pursuant to Section 901 of the Original Indenture, the Issuer may merge with and into SPCC provided that SPCC complies with the applicable requirements of such Section;

                  WHEREAS, pursuant to paragraph (1) of Section 1001 of the Original Indenture, a Supplemental Indenture may be entered into without the vote or approval of any Holders for the purpose of, inter alia, evidencing the succession of another Person to the Company and the assumption by any such successor of the covenants of the Company contained in the Indenture;

                  WHEREAS,   the  Issuer  is  to  be  merged  with and into
SPCC,  as contemplated by Section 901 of the Original Indenture (the "Merger");

                  NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE WITHNESSETH, that in consideration of the premises, for the equal and ratable benefit of all Holders of any Series of SENs, the parties hereto agree to supplement and amend the Original Indenture as follows:


                                    ARTICLE I

                      DEFINITIONS AND RULES OF CONSTRUCTION

                  Section 1.1 Definition. For all purposes of this Supplemental Indenture, except as otherwise expressly provided or unless the context otherwise requires:

     (1) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular;

     (2) all other terms used herein which are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

     (3) the words "herein", "hereof" and "hereunder" and other words of similar import refer to this Supplemental Indenture as a whole and not to any particular Article, Section or other subdivision;

     (4) unless the context otherwise requires, any reference to an "Article" or a "Section" refers to an Article or a Section, as the case may be, of this Supplemental Indenture; and

     (5) the terms which are defined in the Original Indenture have the respective meanings assigned therein.

          "Indenture",  "Merger",  "Notes"  and  "Original  Indenture"  have the
     respective   meanings  specified  in  the  recitals  to  this  Supplemental
     Indenture.


                                   ARTICLE II

                                   ASSUMPTION

                  Section 2.1 Assumption. Upon the effectiveness of the Merger, SPCC hereby assumes the due and punctual payment of the principal of, premium, if any, and interest and Additional Amounts, if any, on the Notes according to their terms. SPCC further assumes the due and punctual performance of all of the covenants and obligation of the Company under the Notes and the Indenture upon the effectiveness of the Merger. From and after the Merger (i) all references to the Company in the Indenture shall be deemed to be references to SPCC and (ii) all references to the Guarantor in the Indenture, and all provisions relating solely to the Guarantor, shall be deemed to be deleted.

                                   ARTICLE III

                                  MISCELLANEOUS

                  Section 3.1 Execution of Supplemental Indenture. This Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture and, as provided in the Original Indenture, this Supplemental Indenture forms a part thereof.

                  Section 3.2 Conflicts. In the case of a conflict between a provision of this Supplemental Indenture (a "Supplemental Provision") and any other provision of the Original Indenture, the Supplemental Provision shall control.

                  Section 3.3 Counterparts. This Supplemental Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

                  Section 3.4 GOVERNING LAW. THIS SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN THE STATE OF NEW YORK.

                  IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed as of the day and year first above written.

                        SOUTHERN PERU COPPER CORPORATION


                                            By:   /s/ Kevin R. Morano
                                                      Name:    Kevin R. Morano
                                                      Title:   Vice President

                                            CITIBANK, N.A.
                                            as Trustee, Principal Paying Agent
                                            and Registrar


                                            By:   /s/ Carol Ng
                                                      Name:   Carol Ng
                                                      Title:     Vice President

                                  Exhibit 10.4


                        SOUTHERN PERU COPPER CORPORATION

                          SUPPLEMENTAL RETIREMENT PLAN

                 (As Amended and Restated as of April 30, 1998)


Section 1.  Effective Date.
The effective date of the Supplemental Retirement Plan (the "Plan") as originally adopted is December 12, 1990. The effective date of the Plan as hereby amended and restated is April 30, 1998.

Section 2.  Definitions.

     1. Benefits. The amount calculated under Section 4 for each Eligible Employee.

     2. Benefit Commencement Date. The date benefits commence under the Pension Plan.

     3.   Board. The Board of Directors of Southern Peru Copper Corporation.

     4.   Code. The Internal Revenue Code of 1986, as amended.

     5. Committee. The Compensation Committee of the Board or any individual or individuals to whom it delegates authority.

     6.   Company. Southern Peru Copper Corporation.

     7. Deferral Amount. Any Benefit amount, including earnings thereon, receipt of which is deferred under Section 7.

     8. Disability. - permanent and total disability as defined in the Pension Plan.

     9.   Eligible Employee.  Any employee who meets the eligibility criteria of
          Section 3.

     10. Investment Manager. The investment company selected by the Company for deemed investment of deferred benefits.

     11. Pension Plan. The Retirement Benefit Plan for Salaried Employees of Southern Peru Copper Corporation.

Section 3.  Eligibility.
All salaried employees of the Company or of any subsidiary specifically designated by the Company, whose retirement benefits payable under the Pension Plan, are reduced:

     (i)  due to the benefit limitations of Section 415 of the Code; or

    (ii) due to the requirement of Section 401(a)(17) of the Code that compensation in excess of the limit in effect for a particular year thereunder may not be taken into account for Pension Plan purposes; or

   (iii) due to participation in any Company plan or program that provides for elective pre-tax deferrals (the reductions under this Section 3(i),
          (ii), and (iii) hereinafter collectively referred to as "Code Reductions") shall be eligible as to Benefits under this Plan.

Section 4.  Calculation of Benefits.
The Company will pay or cause to be paid to each Eligible Employee or surviving spouse of such Eligible Employee (as defined in the Pension Plan), as the case may be, who receives payment under the Pension Plan (for purposes of this section 4 each a "Recipient"), a Benefit which is equivalent to the excess, if any, of

     (i) the amount such Recipient would have received under the Pension Plan for each calendar year, taking into account all provisions of the Pension Plan in effect and applicable from time to time to the Recipient, except for the Code Reductions; over

    (ii) the amount the Recipient is entitled to receive under the Pension Plan for such year, taking into account the Code Reductions.

Section 5.  Payment of Benefits.
 (a) Except as otherwise provided herein, Benefits under the Plan shall be paid in a lump sum, in cash, on January 15th of the year following the year of the Eligible Employee's Benefit Commencement Date.

(b) An Eligible Employee may elect to receive annuity payments under the Plan in the same form and at approximately the same time as payments are to be made to the Eligible Employee under the Pension Plan. Such an election must be made in writing at least twelve (12) months prior to the Benefit Commencement Date, except in the event of termination by reason of "Disability", in which case the election may be made at any time prior to the date of termination. An election under this subsection may be amended at any time provided that no such amendment shall be given effect unless it is made in writing at least twelve (12) months prior to the date of termination.

Section 6.  Death of Employee.
Upon the death of an Eligible Employee:

     (i) Who has elected an annuity form of payment pursuant to Section 5(b), the Eligible Employee's beneficiary under the Pension Plan shall receive the Benefit described in Section 4 above, if any, in the same form and approximately at the same time as payments are made to such beneficiary under the Pension Plan.

     (ii) Who has not elected an annuity form of payment pursuant to Section 5(b), the Eligible Employee's surviving spouse, if any, shall receive any Benefits at the same time as provided in Section 5, except a valid election under Section 7 shall survive the death of the Eligible Employee. In such case, the surviving spouse shall have the same rights as are provided to the Eligible Employee pursuant to Section 7 below except that further deferrals will not be permitted. If there is no surviving spouse, the amount payable pursuant to this subsection shall be paid as soon as practicable in a lump sum to the Eligible Employee's beneficiary, or if none, to his estate

Section 7.  Deferral of Benefit Payments.
(a) If the value of the Benefits payable to an Eligible Employee is at least $50,000, an Eligible Employee may elect at least twelve (12) months prior to the date Benefits will be paid under Section 5(a), to defer, for a period not to exceed twenty (20) years from the Benefit Commencement Date, the Deferral Amount to a future date or to provide for the payment of a Deferral Amount in a series of scheduled installments. Any election made pursuant to this subsection may be amended, provided that no such amendment shall be given effect unless it is made in writing at least twelve (12) months prior to the date Benefits under the Plan are payable, except in the event of termination by reason of Disability, in which case the election may be made at any time prior to the Benefit Commencement Date. Any such election may be changed, provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the date benefits under the Plan are payable.

(b) At any time subsequent to the Benefit Commencement Date, an Eligible Employee who made an election pursuant to Section 7(a) and who has suffered a severe financial hardship which has resulted from events beyond the Eligible Employee's control ("Hardship Event"), may request a payment of all or a portion of the value of his Deferral Amount which is not yet payable. If such a request shall be approved by the Committee payment of all or a portion of the value of the Deferral Amount shall be made as soon as practicable to the Eligible Employee but only in an amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5).

(c) At any time subsequent to the Benefit Commencement Date, an Eligible Employee who made an election pursuant to Section 7(a) may elect the acceleration of payment of all or a portion of the Deferral Amount not yet payable subject to a 6% penalty. Payment of such amount, less such penalty (which shall be forfeited), shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

(d) At any time subsequent to the Benefit Commencement Date, an Eligible Employee who has made an election pursuant to Section 7(a) may file an election to amend such prior election affecting any amount payable at least 12 months subsequent to such amendment, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any amounts not yet due and payable or annual installments of any such amounts, or a combination thereof, provided no payments may be extended longer than the time specified in Section 7(a).

Section 8.  Investment of Deferral Amounts.
 (a) Any Deferral Amount shall be deemed invested in accordance with an election to be made by the Eligible Employee in such investment vehicles as are provided under rules established by the Committee. SPCC will attempt to follow the Eligible Employee's elections, but will not be required to do so. Regardless of whether the Eligible Employee's elections are followed, the Deferral Amount shall be credited with deemed earnings, gains, losses, expenses, and changes in the fair market value of such Deferral Amount as if SPCC had followed such investment designations. All elections and amendments to elections shall be in accordance with rules, if any, as shall be established by the Committee.

(b) The election of a deemed investment option is the sole responsibility of each Eligible Employee. Neither SPCC, nor the Committee that administers the Plan, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) an Eligible Employee as to the election of any option or the manner in which his Deferral Amount shall be deemed to be invested.

Section 9.  Value of Benefits.
The amount of the lump sum referred to in Section 5(a) shall be the present value of the Benefit amount determined under Section 4 (after taking into account, if applicable, any reductions as set forth in the Pension Plan to reflect the commencement of payments prior to age 65) by assuming that the Eligible Employee has elected a single life annuity under the Pension Plan and by using the following actuarial assumptions:

(a) Discount Rate. The discount rate used in computing the present value of benefits payable under the Plan is the yield on 10-year treasury notes on the Eligible Employee's Benefit Commencement Date, or if a legal holiday, the first business day immediately following the Benefit Commencement Date. At any time during a thirteen month period ending with the Benefit Commencement Date, an Eligible Employee may designate an alternative date for fixing the interest rate (the Alternative Date) used to calculate the value of the lump sum distribution. The designation must be in writing, and the Alternative Date must be within 7 calendar days of the date the designation is received by the Company. The designation of the Alternative Date for fixing the interest rate, once made, may not be changed for any reason. Notwithstanding the foregoing, if an Eligible Employee designates an Alternative Date under this subsection in contemplation of commencing benefits under the Pension Plan, such designation will survive a subsequent postponement of the commencement of benefits under the Pension Plan by such Eligible Employee, except that, if the yield on 10-year treasury notes on the Benefit Commencement Date is higher than on the Alternative Date, the yield on the Benefit Commencement Date will be used.

(b) Mortality Table. The Mortality Table used will be that contained in U.S. Internal Revenue Service Revenue Ruling 95-6 or any succeeding Revenue Ruling issued by the Internal Revenue Service for use in applying the provisions of Sections 415 and 417(e) of the Internal Revenue Code.


Section 10.  Employee's Rights Unsecured.
The right of any Eligible Employee to receive benefits under the provisions of the Plan shall be contractual in nature only; however, the amounts of such benefits may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any amounts paid from such trust shall reduce the amount of benefits owed by the Company.

Section 11.  Severability.
The provisions of this Plan shall be severable, and if any one or more provisions shall be considered or held to be invalid or unenforceable, or shall result in a portion of the Plan being treated as a pension plan under Title I of ERISA, the remaining provisions shall continue to be valid and enforceable.

Section 12.  Participation in Other Plans.
Nothing in this Plan will affect any right which an Eligible Employee may otherwise have to participate in any other retirement plan, or agreement, which the Company may have now or hereafter.

Section 13.  Discretion of Company and Board.
Any decision made or action taken by the Company or by the Board arising out of or in connection with the construction, administration, interpretation, and effect of the Plan shall lie within the absolute discretion of the Company or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 14.  Assignment.
No right or interest of the Eligible Employee under this Plan shall be subject to voluntary or involuntary alienation, assignment or transfer of any kind.

Section 15.  Cost to be Borne by Subsidiary.
If any payment under this Plan is to be made to an Eligible Employee on account of any employee's service for a subsidiary of the Company, the cost of such payment shall be borne in such proportions as the Company and such subsidiary shall determine.

Section 16.  Amendment.
This Plan may at any time or from time to time be amended, modified, discontinued or terminated by the Board if, in its sole discretion, such a change is deemed necessary and desirable.

Section 17.  Governing Law.
This Agreement shall be governed by and construed in accordance with the laws of the State of New York.


                  IN WITNESS WHEREOF, the Company has caused this Amendment to its Supplemental Retirement Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 30th day of April, 1998.

                           Southern Peru Copper Corporation




                           By:  /s/ K. R. Morano
                                 Vice President

Attest:

/s/ C. D. Gonzalez
Assistant Secretary

                                  Exhibit 10.7

                        SOUTHERN PERU COPPER CORPORATION

                         DEFERRED FEE PLAN FOR DIRECTORS

                 (As Amended and Restated as of April 30, 1998)


Section 1. Effective Date. The effective date of the Plan as originally adopted is March 1, 1996. The effective date of the Plan as hereby amended and restated is April 30, 1998.

Section 2.  Definitions.

1.   Board. The Board of Directors of Southern Peru Copper Corporation.

2.   Company. Southern Peru Copper Corporation.

3. Deemed Retirement Date. May 1 of the calendar year in which a Participant reaches his Normal Retirement Date.

4.   Deferral Amounts. All compensation deferred by a Director under the Plan.

5.   Director. Any individual serving as a member of the Board.

6. Fair Market Value. As to Company stock, Fair Market Value shall mean the average of the high and low prices of a single share of Company common stock as reported by the Wall Street Journal for New York Stock Exchange - Composite Trading as of the first trading day coincident with or next following the day as of which such value is to be determined.

7.   Investment Subaccount.  An account which earns interest pursuant to Section
     5.

8. Normal Retirement Date. For purposes of this Plan, Normal Retirement Date for a Director is the date of the Annual Meeting of Stockholders next following the Director's 65th birthday.

9. Participant. Any eligible Director or former Director with a Participant Account balance.

10. Participant Account. A bookkeeping account established in the financial records of the Company for each Participant. Participant accounts consist of an SPCC Stock Subaccount and an Investment Subaccount. Participant Accounts are credited with a Participant's Deferral Amounts, and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Sections 4 and 5.

11. SPCC Stock Subaccount A phantom SPCC stock equivalent account consisting of deemed whole shares of Southern Peru Copper Corporation common stock and cash.

Section 3. Eligibility. Any Non-employee Director is eligible to participate in the Plan.

Section 4. Participation. To become a Participant, a Director must file a written election to defer either 50 percent or 100 percent of cash compensation payable by reason of service on the Board. An amount equal to the compensation deferred will be credited to the Participant's Participant Account as soon as practicable after the date such compensation is otherwise payable.

         An election to participate must be received by the Company prior to January 1 of the calendar year during which the election is to be effective and shall be irrevocable for the entire year. Notwithstanding the foregoing, a Director may elect to become a Participant in the Plan for the calendar year in which he first becomes eligible by filing a written election to participate within 30 days of becoming eligible. The election will be effective on a prospective basis and only as to remuneration not yet earned.

        An election shall remain in effect for subsequent years unless amended or terminated in writing prior to January 1 of any subsequent year. An election can be revoked or withdrawn at any time with respect to amounts to be earned in years subsequent to the date of revocation or withdrawal.

Section 5. Deemed Investment Provisions. The Company will establish a Participant Account for each Participant. Each Participant Account will have an SPCC Stock Subaccount and/or an Investment Subaccount. A Participant must allocate his Deferral Amounts, in increments of 25 percent, to one or both of the Subaccounts.

(a)      Deferral Amounts Allocated to SPCC Stock Subaccounts

     1) A Participant's SPCC Stock Subaccount shall be deemed invested in accordance with the Participant's election in whole shares of Company common stock which could be purchased at Fair Market Value with the Deferral Amounts credited to a Participant's SPCC Stock Subaccount on the last business day of each calendar quarter.

     2) The Stock Subaccount also shall be credited with a bookkeeping entry indicating the number of additional whole shares which could be purchased at Fair Market Value with any dividends payable on the deemed shares held in the SPCC Stock Subaccount on the day such dividends are payable to shareholders of Company common stock.

     3) Any amounts that are insufficient to permit the crediting of a whole share of Company common stock shall be carried as a cash balance bookkeeping entry in such Stock Subaccount. On any date on which new funds are available for deemed investment in Company stock (either due to an additional deferral or the availability of deemed dividends), the cash amount will be added to any such other funds, and the maximum number of whole shares that could be purchased at Fair Market Value will be deemed invested. The remaining amount, if any, will be held as cash. No interest shall be credited on any such Stock Subaccount cash balance.

     4)   The SPCC Stock  Subaccount  shall be  adjusted  to  reflect  any stock
          split,  stock  dividend,   recapitalization,   merger,  consolidation,
          reorganization or other similar change in the Company's common stock.

(b)      Deferral Amounts Allocated to Investment Subaccounts
         A Participant's Deferral Amounts will be credited to his Investment Subaccount except to the extent he has elected in writing to credit his Deferral Amounts to his Stock Subaccount. Each Investment Subaccount will be credited with interest from the date on which deferred compensation would normally have been paid, until payment, at a rate equal to the yield rate for U.S. Treasury debt obligations with a 10-year maturity effective for the last business day in each quarter, on the first day of each calendar quarter in which such interest is credited to the Participant's Investment Subaccount. Interest will be compounded quarterly.

Section 6. Transfers. No election may be made to have amounts previously credited to a Participant's Investment Subaccount transferred to his Stock Subaccount. Amounts previously credited to a Participant's Stock Subaccount may not be transferred to his Investment Subaccount, except on or after the earlier in time of (a) one year prior to Normal Retirement Date, or (b) the date of termination.

Section 7.  Payment of Deferred Compensation.
(a)      Retirement at Normal Retirement Date
         A Participant who retires at his Normal Retirement Date will receive the entire value of his Participant Account in cash on January 15 of the year following the year of retirement.

(b)      Termination at Other than Normal Retirement Date
         A Participant who terminates service as a Director at a date other than Normal Retirement Date will receive the entire value of his Participant Account in cash on the 15th day of the 13th month following the date of termination.

(c)      Further Deferral
         Notwithstanding (a) and (b) of this section, a Participant may elect to further defer receipt of all or a portion of his Participant Account for a period of up to 10 years from the earlier in time of the Deemed Retirement Date or the date of termination. In order to defer a payment of benefits under the Plan, a Participant must file a written election at least one year in advance of the date that a payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any further elections to defer the receipt of benefits under the Plan must also be filed at least one year prior to the scheduled payment date. Acceleration of any benefits deferred pursuant to this paragraph can only be made by filing a request for payment at least one year in advance of the requested accelerated payment date.

(d)      Financial Hardship of Participants
         At any time a Participant may request a payment of all or a portion of the value of his Participant Account. Such a request shall be approved by the Company only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Participant Account shall be made as soon as practicable to the Participant.

(e)      Other Withdrawals
         Absent a Hardship Event or adequate prior notice (in accordance with paragraph (c) above), a request for a payment of all or a portion of the value of a Participant Account may be made by a Participant subject to a 6% penalty of the amount of the requested payment, which penalty shall be deducted from the requested payment. The requested payment, less such penalty, shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

Section 8.  Designation of Beneficiary.
(a) A Participant may designate a beneficiary by giving written notice to the Company. If no beneficiary is designated, the beneficiary will be the Participant's estate. If more than one beneficiary statement has been filed, the beneficiary or beneficiaries designated in the statement bearing the most recent date will be deemed the valid beneficiary.

 (b) In the event of a Participant's death before he has received all of the benefits to which he is entitled hereunder, the value of the Participant's Participant Account shall be paid to the estate or designated beneficiary of the deceased Participant in one cash lump sum as soon as practicable after the first January 15 or July 15 following such date of death, unless the Participant has elected to continue without change the schedule for payment of benefits, in which case the beneficiary shall have the right to transfer amounts previously credited to a Participant's Stock Subaccount to his Investment Subaccount.

(c) If a distribution is to be made to a beneficiary and such beneficiary dies before such distribution has been made, the amount of the distribution will be paid to the estate of the beneficiary in one lump sum.

Section 9. Participant's Rights Unsecured. The right of any Participant to receive benefits under the provisions of the Plan shall be contractual in nature only; however, the amounts of such benefits may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors only in the event of bankruptcy or insolvency. Any amounts paid to a Participant from such trust shall reduce the amount of benefits owed by the Company.

Section 10. Assignability. No right to receive payments hereunder shall be transferable or assignable by a Participant or beneficiary.

Section 11. Participation in Other Plans. Nothing in this Plan will affect any right which a Participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

Section 12. Discretion of Company and Board. Any decision made or action taken by the Company or by the Board arising out of or in connection with the construction, administration, interpretation and effect of the Plan shall lie within the absolute discretion of the Company or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 13. Amendment. This Plan may at any time or from time to time be amended, modified or terminated by the Board. No amendment, modification or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his Participant Account.

Section 14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

         IN WITNESS WHEREOF, the Company has caused this Amendment to its Deferred Fee Plan for Directors to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 30th day of April, 1998.

                                          Southern Peru Copper Corporation



                                          By:   /s/ K. R. Morano
                                                 Vice President

Attest:


 /s/ C. D. Gonzalez
Assistant Secretary

                                  Exhibit 10.9

                        SOUTHERN PERU COPPER CORPORATION

                           COMPENSATION DEFERRAL PLAN

                 (As Amended and Restated as of April 30, 1998)


Section 1 - Effective Date.
The effective date of the Plan as originally adopted is January 1, 1998. The effective date of the Plan as hereby amended and restated is April 30, 1998.

Section 2 - Definitions.

     1)   Board. The Board of Directors of Southern Peru Copper Corporation.

     2)   Code. The Internal Revenue Code of 1986, as amended.

     3) Committee. The Compensation Committee of the Board or any individual or individuals to whom authority has been delegated hereunder by the Compensation Committee.

     4) Company. Southern Peru Copper Corporation and any subsidiary of Southern Peru Copper Corporation that has adopted the Plan.

     5) Deferral Amounts. A Participant's Salary Deferral Amounts, Incentive Compensation Deferral Amounts, Employer Provided Benefit, and Special Incentive Compensation Awards.

     6)   Director. Any individual serving as a member of the Board.

     7) Incentive Compensation Plan. The Southern Peru Copper Corp. Incentive Plan for Select Management Payroll Employees, and the Logistic Services Incorporated Incentive Plan.

     8) Participant. An Eligible Employee, as defined in Section 3, who has a valid election in effect under the Plan. ------------

     9) Participant Account. A bookkeeping account established in the financial records of the Company to record the Deferral Amounts and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Section 5.

     10) Retirement. Retirement under the Retirement Benefit Plan for Salaried Employees of Southern Peru Copper Corporation.

     11) Savings Plan. Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries.

Section 3 - Eligibility.

a)   Salary Deferral

     For purposes of salary deferral, any employee eligible to participate in the Savings Plan who:

          1) had compensation from the Company of at least $80,000 (or such other greater limit as may be established under Code Section 414(q)(1)(B)(1)) (the "HCE Limit") for the calendar year preceding the year for which the election is effective, or

          2) has an annualized base salary equal to or greater than the HCE Limit for the year for which the election is effective shall be considered an "Eligible Employee".

b)   Incentive Compensation Deferral

     For purposes of deferrals of incentive compensation received under the Incentive Compensation Plan ("Incentive Compensation Awards"), any exempt salaried employee of the Company who meets the compensation requirements of
     Section 3(a)(1) or 3 (a) (2) above, shall be considered an "Eligible Employee".

Section 4 - Participation.

a)   Election to Defer

          1) Salary Deferral. To become a Participant in the salary deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of a percentage of his base annual salary to be earned during the succeeding calendar year. Such an election shall be in writing on forms prescribed by the Committee, and shall include the percentage of base annual salary to be deferred. A Participant's election to defer with respect to a calendar year under this subsection (a)(1) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (d). An employee of the Company who becomes an Eligible Employee during a calendar year may elect to become a Participant in the Salary Deferral component of the Plan for such calendar year by electing to defer a percentage of his base annual salary (in accordance with Section 4(b)) within 30 days of becoming an Eligible Employee. The election will be effective on a prospective basis beginning with the payroll period that occurs as soon as administratively practicable following receipt of the election by the Committee.

          2) Incentive Compensation Deferral. To become a participant in the Incentive Compensation Deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of an amount not to exceed 100 percent of his Incentive Compensation Award, payable during the calendar year to which the election relates. Such an election shall be in writing on forms prescribed by the Committee. A Participant's election to defer with respect to a calendar year under this subsection (a)(2) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (d).

b)   Deferral Amount

          1) Salary  Deferral.  A  Participant  who meets  the  requirements  of
     Section 4(a)(1) for a calendar year may elect to have the following amounts (the "Salary Deferral Amount") credited to his account for such calendar year or portion thereof during which an election is effective (the "Deferral Period"):

               a) the product of (i) the Participant's elected salary deferral contribution percentage under this Plan (not to exceed the maximum contribution percentage permitted under the Savings
                    Plan) and (ii) the lesser of the Participant's base annual salary for such year or the Compensation Limit (as defined below); reduced by the maximum contribution permitted for highly compensated employees under the Savings Plan due to the limitations imposed by Code Section 401(k)(3) or by the plan administrator for the Savings Plan for such calendar year; and

               b) the Participant's elected salary deferral contribution percentage under the Savings Plan as in effect on January 1 of such year, multiplied by the Participant's base annual salary in excess of the Code Section 401(a)(17) limit, as adjusted from time to time ($160,000 in 1999) (the "Compensation Limit"); provided, however, that the total amount of Salary Deferrals under this subsection cannot exceed the maximum contribution percentage as may then be permitted under the Savings Plan).

          2) Incentive Compensation Deferral. The amount of a Participant's incentive compensation deferral for a Deferral Period shall be any whole dollar amount or whole percent of his Incentive Compensation Award payable during the calendar year as elected by the Participant (the "Incentive Compensation Deferral Amount"). In the event the award payable is less than the dollar amount specified in the Participant's election, the full amount of the award shall be deferred (subject to Section 15).

          3) Employer Provided Benefit. With respect to each Deferral Period, the Company shall make a deemed matching contribution equal to 50% of each Participant's Salary Deferral Amount (each such deemed matching contribution, an "Employer Provided Benefit); provided, however, that no Participant's Employer Provided Benefit with respect to a particular year may exceed the amount by which 3% of such Participant's base salary for such year exceeds the matching contribution made by the Company on the Participant's behalf under the Savings Plan for such year.

          4) Special Incentive Awards. Notwithstanding anything to the contrary herein, the Committee, in its discretion, may provide for any amounts awarded to a Participant by the Board or the Committee as a special incentive award under the Incentive Compensation Plan to be deferred pursuant to the terms of this Plan and credited to a Participant's Account, subject to the terms and limitations of the award ("Special Incentive Awards").

c)   Irrevocability of Election

     Subject to the provisions of subsection (d) of this Section 4, a deferral election hereunder shall be irrevocable.

d) Change of Election A Participant may change prior elections with respect to Salary Deferral or Incentive Compensation Deferral once in each calendar year. Changes shall be in writing, on forms prescribed by the Committee. Such change of election shall first be effective for the calendar year beginning after the date the change is received by the Committee.

Section 5 - Deemed Investment Provisions.
a) At the time of the election to participate in the Plan, the Participant must elect in writing to have his Deferral Amounts deemed invested, in increments of no less than 5%, in one or more of the investment funds as are provided under the Savings Plan, except; however, that the SPCC Common Stock Fund shall not be available as a deemed investment. Said election must total one hundred percent (100%) of his Deferral Amounts.

b) The Participant Accounts shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Participant Accounts as if the Company had followed such investment designations.

c) Each Participant may elect in writing that his future Deferral Amounts be deemed invested in a proportion different from that previously elected, but the new election shall be prospective only and shall be made in accordance with paragraph (b) of this Section 5. Any changes in such deemed investments must be in accordance with rules, if any, as are established by the Committee.

d) The election of a deemed investment option is the sole responsibility of each Participant. Neither the Company, nor the Committee, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) a Participant as to the election of any option or the manner in which his Deferral Amounts shall be deemed to be invested.

e) Consistent with this Section 5, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund may be transferred to any other fund available under the Plan. Such election will be prospective only and will be permitted in accordance with rules, if any, as are established by the Committee.

Section 6 - Value and Payment of Benefits.
a)   Payment of Benefits
     Each Participant shall receive the value of his Participant Account in cash on January 15 of the year following the year of the Participant's normal Retirement from the Company. If a Participant terminates service with the Company prior to qualifying for normal Retirement, the value of his Participant Account will be distributed in cash on the 15th day of the 13th month following the date of termination (subject to Section 15). In the event of the death of a Participant before receiving the value of his Participant Account, such distribution shall be paid to his beneficiary or beneficiaries designated pursuant to Section 7 as soon as practicable under the Plan.

b)   Further Deferral
     Notwithstanding subsection (a) of this section, a Participant who retires from the Company, and who at the time of retirement has a balance in his Participant's Account of at least $50,000, may elect to further defer receipt of all or a portion of his Participant Account, but not less than $50,000 for a period of up to 20 years from his date of retirement from the Company. To defer a payment of benefits under the Plan, a Participant must file a written election at least one year in advance of the date that payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any further elections to defer the receipt of benefits under the Plan must also be filed at least one year prior to the scheduled payment date. Acceleration of any benefits deferred pursuant to this paragraph can be made by filing a request for payment at least one year in advance of the requested accelerated payment date.

c)   Financial Hardship of Participants
     Except as may otherwise be provided by the terms of a Special Incentive Award, at any time prior to commencement of payment of benefits pursuant to paragraph (b) of this Section 6, a Participant may request a payment of all or a portion of the value of his Participant Account. Such a request shall be approved by the Committee only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Participant Account shall be made as soon as practicable to the Participant.

d)   Other Withdrawals
     Absent a Hardship Event or adequate prior notice (in accordance with paragraph (b) above), a request for a payment of all or a portion of the value of a Participant Account may be made by a Participant subject to a 6% penalty of the amount of the requested payment, which penalty shall be deducted from the requested payment. The requested payment, less such penalty, shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

Section 7 - Designation of Beneficiary.
A Participant may designate one or more beneficiaries by giving written notice to the Committee. If no beneficiary is so designated, the Participant's beneficiary will be the Participant's estate. If more than one beneficiary statement has been filed the beneficiary or beneficiaries designated in the statement bearing the most recent date will be deemed the valid beneficiary.

Section 8 - Participant's Rights Unsecured.
The right of any Participant to receive benefits under the provisions of the Plan shall be contractual in nature only; however, the amounts of such benefits may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors only in the event of bankruptcy or insolvency. Any amounts paid to a Participant from such trust shall reduce the amount of benefits owed by the Company.

Section 9 - Participation in Other Plans.
Nothing in this Plan will affect any right which a Participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

Section 10 - Non-Alienation of Benefits.
No right to receive payments hereunder shall be transferable or assignable by a Participant or beneficiary.

Section 11 - Administration of the Plan.
The Plan shall be administered by the Committee. The Committee shall construe and interpret the Plan and may adopt rules and regulations governing the administration of the Plan, as well as exercise any duties and powers conferred on it by the terms of the Plan. The Committee shall act by vote or written consent of a majority of its members or otherwise as in accordance with its general procedures as in effect from time to time.

Section 12 - Amendment or Termination of the Plan.
This Plan may at any time or from time to time be amended, modified or terminated by the Board. No amendment, modification or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his Participant Account.

Section 13 - No Entitlement to Awards or Right of Continued Employment.
Neither the establishment of the Plan nor the payment of any benefits hereunder nor any action of the Company, a subsidiary of the Company, or the Committee shall be held or construed to confer upon any person any legal right to be awarded any amounts under the Incentive Plan or the Incentive Compensation Plan or to continue in the employ of the Company or a subsidiary of the Company. The Company and its subsidiaries expressly reserve the right to discharge any Participant whenever the interest of any such company in its sole discretion may so require without liability to such company or the Committee except as to any rights which may be expressly conferred upon such Participant under the Plan.

Section 14 - Discretion of Company, Committee, and Board.
Any decision made or action taken by the Company or by the Committee or by the Board arising out of or in connection with the construction, administration, interpretation and effect of the Plan shall lie within the absolute discretion of the Company, the Committee or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 15 - Tax Withholding.
There shall be deducted from all deferrals or payments made under this Plan the amount of any taxes required to be withheld by any Federal, state, local or foreign government, including any employment taxes required to be withheld under Code Section 3121(v). The Participants and their beneficiaries, distributees, and personal representatives will bear any and all Federal, foreign, state, local or other income or other taxes imposed on amounts paid under the Plan, and the Company may take whatever actions are necessary and proper to satisfy all obligations of such persons for payment of all such taxes.

Section 17 - Severability.
In the event any provision of this Plan would serve to invalidate the Plan, that provision shall be deemed to be null and void, and the Plan shall be construed as if it did not contain the particular provision that would make it invalid.

Section 18 - Governing Law; Binding Effect; Miscellaneous.
The Plan shall be governed and construed and enforceable in accordance with the laws of the State of New York, except as superseded by applicable Federal law.

Where appearing in the Plan, the masculine gender shall include the feminine gender.


       IN WITNESS WHEREOF, the Company has caused the Southern Peru Copper Corporation Compensation Deferral Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of the 30th day of April, 1998.

                                 Southern Peru Copper Corporation



                                 By:  /s/ K. R. Morano
                                       Vice President

Attest:


/s/ C. D. Gonzalez
Assistant Secretary

                                  Exhibit 10.12

                       ASSIGNMENT AND ASSUMPTION AGREEMENT

         Assignment and Assumption Agreement dated as of December 30, 1998, between Southern Peru Copper Corporation, a Delaware corporation ("SPCC"), and Southern Peru Limited (the "Company").

                                    RECITALS

                  WHEREAS, this Assignment and Assumption Agreement (this "Agreement") relates to the Credit and Guarantee Agreement (the "Credit Agreement") dated as of March 31, 1997 among SPCC, the Company, the several banks and other financial institutions from time to time parties to the Credit Agreement (collectively, the "Lenders", individually, a "Lender"), Morgan Guaranty Trust Company of New York, as Administrative Agent for the Lenders (in such capacity, the " Administrative Agent"), The Chase Manhattan Bank, as Documentation Agent for the Lenders (in such capacity, the " Documentation Agent"), Citicorp Securities, Inc., as Syndication Agent (in such capacity, the "Syndication Agent"), and Deutsche Bank AG, New York Branch, as Security and Collateral Agent for the Lenders (in such capacity, the "Collateral Agent");

                  WHEREAS, pursuant to Section 8.3 of the Credit Agreement, the Company may merge with and into SPCC in accordance with the terms and subject to the conditions set forth therein (including, without limitation, the fact that this Agreement shall be satisfactory to the Required Lenders, as evidenced by their acknowledgment and approval hereof); and

                  WHEREAS, the Company is to be merged with and into SPCC, as expressly contemplated by Section 8.3 of the Credit Agreement (the "Merger");

                  NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:


                             SECTION 1. DEFINITIONS

                  1.1 Defined Terms. All capitalized terms not otherwise defined herein shall have the respective meanings set forth in the Credit Agreement.

                      SECTION 2. ASSIGNMENT AND ASSUMPTION

                  2.1 Assignment and Assumption. (a) Upon the effectiveness of the Merger (the "Effective Time"), the Company hereby assigns to SPCC all of its rights and obligations under the Credit Agreement and the other Loan Documents and SPCC hereby accepts such assignment and assumes all of the obligations and acquires all of the rights of the Company thereunder.

                  (b) From and after the Effective Time, (i) SPCC shall have succeeded the Company as the "Borrower" under the Credit Agreement and the other Loan Documents, and all references to the "Borrower" in the Credit Agreement and the other Loan Documents shall refer to SPCC and not to the Company, and (ii) to the guarantee by the "Parent" contained in Section 10 of the Credit Agreement shall be without further force or effect.

                            SECTION 3. MISCELLANEOUS

                  3.1 Counterparts. This Agreement may be executed in any number of counterparts (including by facsimile transmission), and all such counterparts shall together constitute but one and the same instrument.

                  3.2  GOVERNING   LAW.  THIS   AGREEMENT  AND  THE  RIGHTS  AND
OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED N ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                                     SOUTHERN PERU LIMITED


                                     By:   /s/ K.R. Morano
                                               Name:    K. R. Morano
                                               Title:   Vice President


                                     SOUTHERN PERU COPPER CORPORATION


                                     By:   /s/ K.R. Morano
                                               Name:    K. R. Morano
                                               Title:   Vice President

                                  Exhibit 10.13

          Consulting Agreement Between the Company and Mr. C. G. Preble
                             (dated March 18, 1999)


Charles B. Smith
Executive Vice President &
Chief Operating Officer



                                                                  March 18, 1999


Mr. Charles G. Preble
President and Chief Executive Officer
Southern Peru Copper Corporation
180 Maiden Lane
New York, NY 10038


Dear Chuck:

In accordance with the Company's retirement policy for its officers, you will retire as President and CEO effective April 30, 1999. The purpose of this letter is to set forth the terms and conditions of our relationship after your retirement. Please signify your agreement by signing this letter where indicated below and returning it to me. The enclosed copy is for your records.

1. Consulting Arrangement: To ensure a smooth transition in the leadership of the Company, you will, during the one-year period commencing with your retirement, provide consulting services to the Company from time to time, as may reasonably be requested by the then President and CEO or his designee, with respect to matters of governmental and public relations, by the CEO.

     In consideration of these services, the Company will pay you a consulting fee of $2,000 per day or any portion of a day, with a minimum number of consulting days set at 25, for the one-year period beginning the first day of the month following your retirement. You will also be reimbursed for reasonable out-of-pocket expenses incurred by you with respect to such services in accordance with the Company's expense reimbursement policy. Fees and expenses will be paid quarterly after you submit a statement to the Company setting forth the date(s) on which you provided consulting services to the Company during the previous quarter, and your reimbursable expenses for the previous month.

2. Office Support: The Company will provide you, through October 1999, with an office (with furnishings and other appointments) of a type and size and secretarial assistance of a type and extent provided by the Company to its vice presidents generally. This office will be at the Company's offices in Lima, Peru. A guest office and associated secretarial services will be provided after October 1999 for the duration of this contract.

3. Security and Transportation: An automobile and driver will be provided when you are in Lima, Peru.

4. Visit to Operating Sites: Standard guest accommodations including housing, food, and transportation from and to Lima will be provided when you visit a SPCC operating site.

5. Confidentiality: During the course of providing consulting services to the Company, you will have access to confidential information relating to the Company and its affiliates. You agree to treat all confidential information as proprietary.

6. Miscellaneous: This agreement is personal to you and may not be assigned by you other than by the laws of descent and distribution. This agreement is binding for the Company and its successors and assignees.

This agreement supersedes any previous understandings or agreement, written or otherwise, regarding the subject matter hereof and may only be amended by a written instrument signed by the Company and you.

The terms of this agreement will be construed according to the laws of the State of New York without regard to the conflict of laws provision thereof.


                                                     Regards,



                                                    /s/Charles B. Smith
                                                     Charles B. Smith








Agreed to:

Name:                       /s/ Charles G. Preble
                                Charles G. Preble

Date:                       March 18, 1999