Form 10-Q
period 1999-03-31
SOUTHERN PERU COPPER CORP/
filed 1999-05-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1999
                                  First Quarter
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999            Commission file number 1-14066
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

                                                         Yes   X     No ____


As of April 30, 1999 there were outstanding 13,964,862 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        SOUTHERN PERU COPPER CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                                                                        Page No.

      Part I.  Financial Information:

      Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statement of Earnings
                    Three Months Ended March 31, 1999 and 1998              2

                  Condensed Consolidated Balance Sheet
                    March 31, 1999 and December 31, 1998                    3

                  Condensed Consolidated Statement of Cash Flows
                    Three Months Ended March 31, 1999 and 1998              4

                  Notes to Condensed Consolidated Financial Statements     5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 8-12

      Report of Independent Accountants                                    13


      Part II.  Other Information:

      Item 1.  Legal Proceedings                                           14

      Item 4.  Submission of Matters to a Vote of Security Holders         14

      Item 6(a)   Exhibits on Form 10-Q                                    15

      Exhibit 11        Statement re Computation of Earnings per Share


      Signatures                                                           16

      Exhibit I - Independent Accountants' Awareness Letter

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                            3 Months Ended
                                                               March 31,
                                                          1999         1998
                                                          (in thousands, except
                                                           per share amounts)
Net sales:
 Stockholders and affiliates                           $       -     $   5,984
 Others                                                  123,942       146,411
                                                        --------     ---------
      Total net sales                                    123,942       152,395
                                                        --------     ---------

Operating costs and expenses:
 Cost of sales                                            89,269       105,679
 Administrative and other expenses                        10,099        14,562
 Depreciation and depletion                               17,386        13,691
 Exploration expense                                         760         1,192
                                                        --------     ---------
  Total operating costs and expenses                     117,514       135,124
                                                        --------     ---------

  Operating income                                         6,428        17,271

Interest income                                            2,917         4,948
Other income                                               1,484         1,617
Interest expense                                          (5,052)       (4,407)
                                                        --------     ---------

Earnings before taxes on income and minority
  interest of labor shares                                 5,777        19,429

Taxes on income                                            1,733         6,316

Minority interest of labor shares in income of
  Peruvian Branch                                              2           193
                                                        --------     ---------

Net earnings                                            $  4,042     $  12,920
                                                        ========     =========

Per common share amounts:
 Net earnings - basic and diluted                         $0.05          $0.16
 Dividends paid                                           $0.03          $0.20
 Weighted average number of shares outstanding: Basic    79,857         79,943
                                                Diluted  79,883         79,943


The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                 March 31,  December 31,
                                                                                    1999       1998

                                                                                      (in thousands)
   ASSETS
   Current assets:
     Cash and cash equivalents                                                  $  160,788    $  175,948
     Marketable securities                                                          24,470        22,152
     Accounts receivable, net                                                       51,459        64,561
     Inventories                                                                    87,580        88,951
     Other assets                                                                   59,320        58,450
                                                                                 ---------     ---------
       Total current assets                                                        383,617       410,062

   Net property                                                                  1,117,466     1,088,557
   Other assets                                                                     28,573        27,218
                                                                                ---------      ---------
         Total Assets                                                           $1,529,656    $1,525,837
                                                                                ==========    ==========

   LIABILITIES
   Current liabilities:
     Current portion of long-term debt                                          $   13,683    $   13,683
     Accounts payable                                                               41,575        48,497
     Accrued liabilities                                                            37,251        34,836
                                                                                ----------    ----------
       Total current liabilities                                                    92,509        97,016
                                                                                  --------    ----------

   Long-term debt                                                                  222,525       220,525
   Deferred credits                                                                 16,371        15,722
   Deferred income taxes                                                            61,268        56,700
   Other liabilities                                                                10,643        10,951
                                                                                ----------    ----------
       Total non-current liabilities                                               310,807       303,898
                                                                                ----------    ----------

   Minority interest of labor shares in the Peruvian
     Branch                                                                         16,102        16,331
                                                                                ----------    ----------

   STOCKHOLDERS' EQUITY
   Common stock (a)                                                                261,363       261,363
   Retained earnings                                                               848,875       847,229
                                                                                ----------    ----------
         Total Stockholders' Equity                                             1,110,238      1,108,592
                                                                                ----------    ----------

         Total Liabilities, Minority Interest and Stockholders' Equity          $1,529,656    $1,525,837
                                                                                ==========    ==========


   (a) Common shares: Authorized                                                    34,099        34,099
                      Outstanding                                                   13,962        13,950
       Class A common shares Authorized and Outstanding                             65,901        65,901

The accompanying notes are an integral part of these financial statements.


                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                             3 Months Ended
                                                                                  March 31,
                                                                            1999             1998
                                                                               (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                           $  4,042        $  12,920
  Adjustments to reconcile net earnings to net cash provided from operating activities:
      Depreciation and depletion                                           17,386           13,691
      Provision (benefit) for deferred income taxes                         5,256            2,446
      Minority interest of labor shares                                         2              193
      Net loss on sale of investments and property                              -              268
      Cash provided from (used for) operating assets and
         liabilities:
      Accounts receivable                                                  12,582            8,717
      Inventories                                                           1,371           (4,501)
      Accounts payable and accrued liabilities                             (6,101)          14,399
      Other operating assets and liabilities                                2,446          (16,124)
      Foreign currency transaction loss                                     1,516                -
                                                                          -------        ---------

Net cash provided from operating activities                                38,500           32,009
                                                                          -------        ---------

INVESTING ACTIVITIES
  Capital expenditures                                                    (50,314)         (76,408)
  Purchases of held-to maturity investments                               (24,470)          (1,800)
  Proceeds from held-to-maturity investments                               22,152           88,679
  Sale of property                                                            362              822
                                                                        ---------        ---------
Net cash provided from (used for) investing activities                    (52,270)          11,293
                                                                        ---------        ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                                                  2,000                -
  Escrow (deposits) withdrawals on long-term loans                            (27)           1,615
  Dividends paid to common stockholders                                    (2,396)         (15,983)
  Distributions to minority interest                                          (47)            (396)
  Treasury stock transactions                                                   -           (3,001)
  Purchases of labor shares                                                  (183)            (912)
                                                                        ---------        ---------
Net cash used for financing activities                                       (653)         (18,677)
                                                                        ---------        ---------

Effect of exchange rate changes on cash                                      (737)             193
                                                                       ----------        ---------
Increase(decrease) in cash and cash equivalents                           (15,160)          24,818
Cash and cash equivalents, at beginning of period                         175,948          126,491
                                                                        ---------        ---------

Cash and cash equivalents, at end of period                             $ 160,788        $ 151,309
                                                                        =========        =========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN PERU COPPER CORPORATION
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K.


B.   Inventories were as follows:
     (in millions)
                                                        March 31,  December 31,
                                                          1999         1998
     Metals at lower of average cost or market:
          Finished goods                                  $1.0         $1.5
          Work-in-process                                 37.3         37.9
     Supplies at average cost, net of reserves            49.3         49.5
                                                          ----         ----
     Total inventories                                  $ 87.6       $ 88.9
                                                        ======       ======


C. At March 31, 1999, the Company has recorded sales of 6.7 million pounds of copper, at a provisional price of $0.60 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement which will occur in the second quarter of 1999.


D.   Financial Instruments:

     The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges, must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

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

     Earnings include pre-tax gains from option sales and exercises of $7.2 million in the first quarter of 1998. At March 31, 1999, the Company held no copper put options.

     Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of sales. As of March 31, 1999 and December 31, 1998, the Company had the following fuel swap agreements:

                                                            Weighted
                                                             Average
                                                            Contract
                                          Quantity            Price
     Fuel Type              Period        (barrels)       (per barrel)
     ---------              ------        ---------       ------------
     March 31, 1999
     --------------
     Residual Oil         4/99-12/99      1,240,500          $10.07
     Diesel Fuel          4/99-12/99        360,000          $15.94

     December 31, 1998
     Residual Oil         1/99-9/99       1,095,000           $9.84
     Diesel Fuel          1/99-9/99         432,000          $15.80

    Due to increases in fuel prices the value of the Company's fuel swap positions at March 31, 1999 has increased. As a result, in the event of a hypothetical 10 percent decrease from March 31, 1999 fuel prices, the Company would still incur lower production costs of approximately $100,000 over the life of the contracts then it would have incurred had the exposure not been hedged.

    In the first quarter of 1999, the Company's production costs would have been $0.8 million lower if this exposure had not been hedged.


E.   Commitments and Contingencies:

     Litigation


     In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Supreme Court had denied plaintiff's extraordinary appeal and affirmed the decision of the Supreme Court of Lima which remanded the case for a new trial. There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings.

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


F.   Impact of New Accounting Standard:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $4.0 million, or 5 cents per common share, for the first quarter ended March 31, 1999 compared with net earnings of $12.9 million, or 16 cents per common share, for the first quarter of 1998. The decrease in earnings in 1999 is primarily a result of lower metal prices. The average price for copper on the London Metal Exchange (LME) was 64 cents per pound for the first quarter of 1999 compared with 77 cents per pound in the first quarter of 1998. Prices for SPCC's principal by-products were also lower in the 1999 period. Molybdenum averaged $2.70 per pound and silver averaged $5.28 per ounce compared to $3.96 per pound and $6.24 per ounce, respectively, during the first quarter of 1998.

The decrease in first quarter 1999 earnings was partially offset by estimated pre-tax savings of $5.8 million realized from the Company's cost reduction and production enhancement programs. For the entire year 1999, the cost reduction and production enhancement programs are expected to improve pre-tax earnings by $30.0 million. The Company's first quarter 1998 results include $10.0 million pre-tax charge ($6.0 million after-tax) for severance costs associated with the Company's cost reduction program.

Copper mine production increased 16% to 177.6 million pounds in the first quarter of 1999, compared with 153.1 million pounds in the first quarter of last year. This increase of 24.5 million pounds, included 17.4 million pounds from the Cuajone mine, 6.7 million pounds from the Toquepala mine and 0.4 million pounds from the solvent extraction/electrowinning (SX/EW) facility. The increase in production at the Cuajone mine is a result of the recently completed mill expansion. Although production increased during the quarter, Cuajone's mill throughput was adversely affected by heavy rains that caused ore handling problems and difficult working conditions. Production increased at the Toquepala mine despite the adverse weather conditions due to the addition of two new ball mills and higher ore grades.

The Company's $1.2 billion expansion and modernization program is progressing on schedule. Construction of the Cuajone mine expansion is complete. Although start up has been hampered by excessive rain, the project should reach planned production rates in the second quarter 1999. The Cuajone expansion is expected to increase SPCC's annual copper production by 130 million pounds. Engineering and planning for the Ilo smelter modernization are also moving forward and are on schedule.

In March 1999, the Company concluded a $100 million 15-year loan agreement with Mitsui and Co., Ltd. This facility provides additional committed financing for SPCC's modernization and expansion program. The Company also has available an undrawn $600 million committed bank credit facility and cash and available for sale securities of $185 million at March 31, 1999.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs is denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended March 31,1999 the inflation and devaluation rates were 0.9% and 5.7%, respectively.

Net Sales: Net sales in the first quarter of 1999 decreased $28.5 million to $123.9 million from the comparable period in 1998. The decrease in net sales was principally the result of lower metal prices in the 1999 period.

At March 31, 1999, the Company has recorded sales of 6.7 million pounds of copper, at a provisional price of $0.60 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement which will occur in the second quarter of 1999.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide prices for molybdenum products.
                                  Three Months Ended
                                       March 31,
Price/Volume Data                 1999         1998
                                  ----         ----

Average Metal Prices:
Copper (per pound-LME)            $0.64        $0.77
Molybdenum (per pound)            $2.70        $3.96
Silver (per ounce-COMEX)          $5.28        $6.24

Sales Volume (in thousands):
Copper (pounds)                 168,700      170,000
Molybdenum (pounds) (1)           2,324        2,850
Silver (ounces)                     633          754

(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.


Financial Instruments:

The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges, must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

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

Earnings include pre-tax gains from option sales and exercises of $7.2 million in the first quarter of 1998. At March 31, 1999, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of sales. As of March 31, 1999 and December 31, 1998, the Company has entered into the following fuel swap agreements:

                                                                 Weighted
                                                                  Average
                                                                 Contract
                                                  Quantity        Price
     Fuel Type                  Period            (barrels)    (per barrel)
     ---------                  ------            ---------    ------------
     March 31, 1999
     --------------
     Residual Oil             4/99-12/99          1,240,500       $10.07
     Diesel Fuel              4/99-12/99            360,000       $15.94

     December 31, 1998
     Residual Oil             1/99-9/99           1,095,000        $9.84
     Diesel Fuel              1/99-9/99             432,000       $15.80

Due to increases in fuel prices the value of the Company's fuel swap positions at March 31, 1999 has increased. As a result, in the event of a hypothetical 10 percent decrease from March 31, 1999 fuel prices, the Company would still incur lower production costs of approximately $100,000 over the life of the contracts then it would have incurred had the exposure not been hedged.

In the first quarter of 1999, the Company's production costs would have been $0.8 million lower if this exposure had not been hedged.

Operating Costs and Expenses: Operating costs and expenses were $117.5 million in the first quarter of 1999 compared with $135.1 million in the first quarter of 1998. The decrease in operating costs and expenses is principally due to lower production costs as a result of the cost-reduction and production enhancement programs instituted by the Company in April 1998, and a charge of $10 million in the first quarter of 1998 for severance costs associated with the cost reduction program.

Non-Operating Items: Interest income was $2.9 million in the first quarter of 1999, compared with $4.9 million for the respective period in 1998. The decrease principally reflects lower invested balances as Company funds were used for the expansion and modernization program.

Taxes on Income: Taxes on income for the three months ended March 31, 1999 were $1.7 million, compared with $6.3 million for the first quarter of 1998. The decrease in the first quarter 1999 is due to lower earnings as a consequence of lower metal prices.

Cash Flows - Operating Activities: Net cash provided from operating activities was $38.5 million in the first quarter of 1999, compared with $32.0 million in the comparable 1998 period. The increase was primarily the result of changes in operating assets and liabilities.

Cash Flows - Investing Activities: Investing activities in the first quarter of 1999 was a use of cash of $52.3 million, compared with a source of cash of $11.3 million for the first quarter of 1998. The first quarter of 1998 included higher proceeds from held-to-maturity investments. The decrease in capital expenditures from the prior year first quarter is principally related to the expansion of the Cuajone mine which was substantially completed in 1998.

Cash Flows - Financing Activities: Financing activities in the first quarter of 1999 included long-term borrowing of $2.0 million and dividend distributions of $2.4 million.

The first quarter of 1998 included a dividend distribution of $16.0 million. In addition, $3.9 million was used to purchase labor shares and treasury stock.

Liquidity and Capital Resources: At March 31, 1999, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 17.3% compared to 17.2% at December 31, 1998. Debt at March 31, 1999 was $236.2 million, compared to $234.2 at the end of 1998. Additional indebtedness permitted under terms of the most restrictive of the Company's credit agreements totaled $874.0 million at March 31, 1999.

In March 1999, the Company concluded a $100 million loan agreement with Mitsui & Co., Ltd. The agreement provides for a two year drawdown period (1999-2000), a three year grace period on principal payments (2001-2003) and a ten year repayment period (2004-2013). The interest rate is LIBOR plus 1.25%, with a commitment fee of 0.5% on the undrawn portion. As of March 31, 1999, $2.0 million of this facility has been drawn.

The Company expects that it will meet its cash requirements for 1999 and beyond from internally generated funds, cash on hand, from borrowings under existing credit facilities and from additional external financing.

In the first quarter of 1999, the Company paid a dividend to shareholders of $2.4 million or $0.03 per share, compared with $16.0 million or $0.20 per share in the same period of 1998. On April 29, 1999, the Company declared a quarterly dividend of $0.025 per share payable June 2, 1999 to stockholders of record at the close of business on May 19, 1999.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. The Company has identified three systems that are not Y2K compliant. These systems are being replaced and are expected to be operational by the third quarter of 1999. As of March 31, 1999, approximately 95% of the Company's computerized information systems have been tested and are Y2K compliant with the remainder expected to be tested and be Y2K compliant by the third quarter of 1999. The Company continues to test these systems where appropriate.

Under the third phase of the program the Company has sent detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance. As of March 31, 1999, the Company received confirmations from approximately 60% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance. The third phase of the program is expected to be completed in the third quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results the significance of which would depend on the length and severity of the disruption. In response to a request from the Company, a detailed plan to ensure Y2K compliance by the Company's principal electrical power supplier was received. The Company is monitoring the progress of this plan. The Company will complete a contingency plan for each of its principal operating services during the third quarter of 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.


As of March 31, 1999, the Company had spent approximately $0.9 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $0.3 million to complete phases two and three of the program.


The above estimates and conclusions contain forward-looking statements and are based on management's best estimate of future events. Actual results could differ materially depending on the availability of resources and the Company's ability to identify and correct all Y2K issues.

Impact of New Accounting Standard: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

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

PRICEWATERHOUSECOOPERS LLP





REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of March 31, 1999 and the condensed consolidated statements of earnings and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP



New York, New York
April 16, 1999

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Supreme Court had denied plaintiff's extraordinary appeal and affirmed the decision of the Superior Court of Lima which remanded the case for a new trial. There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 29, 1999, the holders of Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, were asked to approve the selection of the independent accountants for 1999.

Votes cast in the election of directors by holders of Common Stock were as follows:

                                              Number of Shares
         Names                             For            Withheld

       Amb. Everett E. Briggs           10,236,637         187,838
       John F. McGillicuddy             10,238,490         185,985

In the election of directors by holders of Class A Common Stock, each of the following directors received 65,900,833 votes and no votes were withheld:

       Jaime Claro                              Charles B. Smith
       William Dowd                             Gerald D. Van Voorhis
       Augustus B. Kinsolving                   Michael O. Varner
       Francis R. McAllister                    J. Steven Whisler
       Kevin R. Morano                          David B. Woodbury
       Richard de J. Osborne                    Douglas C. Yearley
       Robert A. Pritzker

Stockholders approved the selection of the independent accountants as follows:

                                   For          Against        Withheld
       Common Stock:             10,370,337      20,122         34,016
       Class A Common Stock:    329,504,165           -              -
                                -----------      ------         ------
          Total                 339,874,502      20,122         34,016

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

Earnings per Common Share
(in thousands, except per share amounts)


                                                           3 Months Ended
                                                              March 31,
                                                          1999         1998
                                                          ----         ----

Net earnings applicable to common stock                    $4,042       $12,920
                                                           ======       =======


Weighted average number of common shares outstanding       79,857        79,943
Shares issuable from assumed exercise of Stock Options         26             -
                                                           ------       ------
Weighted average number of common shares outstanding,      79,883        79,943
  as adjusted                                              ======        ======



Diluted earnings per share:

Net earnings applicable to common stock                     $0.05          $.16
                                                            =====          ====

Basic earnings per share:

Net earnings applicable to common stock                     $0.05          $.16
                                                            =====          ====

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SOUTHERN PERU COPPER CORPORATION
                                   (Registrant)




Date:   May 10, 1999               /s/ Thomas J. Findley, Jr.
                                   --------------------------
                                       Thomas J. Findley, Jr.
                                       Vice President and
                                       Chief Financial Officer



Date:   May 10, 1999               /s/ Brendan M. O'Grady
                                  ----------------------
                                       Brendan M. O'Grady
                                       Comptroller

                                                                 Exhibit I
PRICEWATERHOUSECOOPERS LLP



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549


We are aware that our report dated April 16, 1999 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of March 31,1999 and for the three months ended March 31, 1999 and 1998 and included in this Form 10-Q for the quarter ended March 31,1999 is incorporated by reference in the Company's Registration Statement on Form S-8 (File Nos. 333-02736 and 333-40293). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




PricewaterhouseCoppers LLP


New York, New York
May 10, 1999