Form 10-K405/A
period 1998-12-31
SOUTHERN PERU COPPER CORP/
filed 1999-06-30
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                1998 FORM 10-K/A

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


                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[]

As of February 26, 1999, there were of record 13,962,062 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by nonaffiliates was approximately $138 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
Part III: Proxy statement in connection with the Annual Meeting to be held on April 29, 1999. Part IV: Exhibit index is on page B1 through B3.

                        Southern Peru Copper Corporation

                                   FORM 10-K/A
                                December 31, 1998


                                      INDEX


                                                       Page
                                                      Number

FORM 10-K/A                                              i


ITEM 14                                                 ii


EXHIBIT INDEX                                          B1-B3


FORM 11-K                                             B41-B60

                Southern Peru Copper Corporation and Subsidiaries

                                   FORM 10-K/A
                                December 31, 1998



The undersigned registrant hereby amends the 1998 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries pursuant to Rule 15d-21.

The following item has been refiled to reflect such amendments:


Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

     The Exhibit  Index has been  amended and is refiled  herewith to include as
Exhibit 99 the report on Form 11-K relating to the Savings Plan for Salaried Employees of Southern Peru Copper Corporation and Participating Subsidiaries, which is filed herewith.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Southern Peru Copper Corporation


                                    By  /s/  Thomas. J. Findley, Jr.
                                             Thomas. J. Findley, Jr.
                                             Vice President and
                                             Chief Financial Officer


Date: June 28, 1999

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

3.6  By-Laws, as last amended on February 3, 1998

4.   Instruments Defining Rights of Security Holders

4.1 Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee
     (Filed as Exhibit 4.1(a) to the Company's Registration Statement on Form S-4, as amended by Amendment No.1 thereto, File No. 333-34505, and incorporated herein by reference)

4.2 Supplemental Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee
     (Filed as Exhibit 4.1(b) to the Company's Registration Statement on Form S-4, as amended by Amendment No.1 thereto, File No. 333-34305, and incorporated herein by reference)

4.3 Form of Amended and Restated Collateral Trust Agreement, dated as of July 15, 1997, between Southern Peru Limited and Deutsche Bank AG, New York Branch, as collateral trustee
     (Filed as Exhibit 4.1(c) to the Company's Registration Statement on Form S-4, as amended by Amendment No.1 thereto, File No. 333-34305, and incorporated herein by reference)



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

10.3 Incentive  Compensation Plan of the Company
     (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference)

10.4 Supplemental Retirement Plan of the Company, as amended
     and restated as of April 30, 1998                                   B18-B23

10.5 Stock  Incentive Plan of the Company
     (Filed as an Exhibit to the Company's Registration
     Statement on Form S-8 dated March 25, 1996 (Registration
     No.333-2736) and incorporated herein by reference)

10.6 Form of Directors Stock Award Plan of the Company
     (Filed as Exhibit 10.16 to the Company's Form S-4 and incorporated herein by reference)

10.7 Deferred Fee Plan for Directors, as amended and restated            B24-B29
     as of April 30, 1998

10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected
     Employees
     (Filed as Exhibit 10.17 to the Company's Form S-4 and incorporated herein by reference)


                                       B2

                        Southern Peru Copper Corporation
                                  Exhibit Index
Sequential
Exhibit                                                                   Page
Number                        Document Description                       Number

10.9 Compensation Deferral Plan, as amended and restated                 B30-B36
     as of April 30, 1998

10.10Credit  Agreement  dated as of  March  31,  1997  among
     Southern Peru Limited, as Borrower, Southern Peru Copper Corporation, as Guarantor, the several banks and other financial institutions from time to time parties to the Credit Agreement, Morgan Guaranty Trust Company of New York, as Administrative Agent, The Chase Manhattan Bank, as Documentation Agent, Citicorp Securities, Inc., as Syndication Agent, and Deutsche Bank AG, New York Branch, as Security and Collateral Agent
     (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, File No. 333-3405, and incorporated herein by reference)

10.11First Amendment to the Credit Agreement, dated July 14,
     1997
     (Filed as Exhibit 10.10 to the Company's Registration
     Statement on Form S-4, File No. 333-34305, and incorporated herein by reference)

10.12Assignment and Assumption Agreement dated as of December
     30, 1998, between Southern Peru Copper Corporation,
     a Delaware Corporation, and Southern Peru Limited                   B37-B38

10.13Consulting Agreement between the Company and Mr. C. G.
     Preble dated March 18, 1999                                         B39-B40

11.  Statement re Computation of Earnings per Share                      B4

21.1 Subsidiaries of the Company                                         B5

23.1 Consent of Independent Accountants                                  B6

99.  Report on Form 11-K relating to the Savings Plan of Southern
     Peru Copper Corporation and Participating Subsidiaries             B41-B60

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.


                                       B3

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               ------------------


                                    FORM 11-K

                               ------------------


                                  ANNUAL REPORT


                        PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                   For the fiscal year ended December 31, 1998


                               ------------------


                           Commission File No. 1-14066



                Savings Plan of Southern Peru Copper Corporation
                         and Participating Subsidiaries



                        Southern Peru Copper Corporation
                                 180 Maiden Lane
                            New York, New York 10038




                                      B41

                Savings Plan of Southern Peru Copper Corporation
                         and Participating Subsidiaries


                       Financial Statements and Schedules

                        as of December 31, 1998 and 1997
                    and for the year ended December 31, 1998
                  and the seven months ended December 31, 1997







                                       B42

                Savings Plan of Southern Peru Copper Corporation
                         and Participating Subsidiaries



                                      INDEX



                                                                          Page
                                                                         Number

Report of Independent Accountants                                         B44

Statement of Net Assets Available for Benefits,
 with Fund Information as of December 31, 1998                            B45

Statement of Net Assets Available for Benefits,
 with Fund Information as of December 31, 1997                            B46

Statement of Changes in Net Assets Available for Benefits,
 with Fund Information for the year ended December
 31, 1998                                                                 B47

Statement of Changes in Net Assets Available for Benefits,
 with Fund Information for the seven months ended December
 31, 1997                                                                 B48

Notes to Financial Statements                                            B49-B55

Supplemental Schedules:
  Form 5500 Item 27a*-Schedule of Assets Held
   for Investment Purposes as of December 31, 1998                        B56

  Form 5500 Item 27a**-Schedule of Assets Held
   for Investment Purposes as of December 31, 1997                        B57

  Form 5500 Line 27d*-Schedule of Reportable
   Transactions for the year ended December 31, 1998                      B58

  Form 5500 Line 27d**-Schedule of Reportable
   Transactions for the seven months ended December 31, 1997              B59

Consent of Independent Accountants                                        B60



   * Refers to item number in Form 5500 ("Annual Return/Report of Employee Benefit Plan") filed with the Department of Labor for the plan year ended December 31, 1998.

   ** Refers to item number in Form 5500 ("Annual Return/Report of Employee Benefit Plan") filed with the Department of Labor for the plan period ended December 31, 1997.

                                      B43

                        Report of Independent Accountants

                               -------------------



To the Participants and Administrative Committee of the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries


In our opinion, the accompanying statements of net assets available for benefits, with fund information and the related statements of changes in net assets available for benefits, with fund information present fairly, in all material respects, the net assets available for benefits of Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries (the "Plan") at December 31, 1998 and December 31, 1997 and the changes in net assets available for benefits for the year ended December 31, 1998 and the seven months ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held for Investment Purposes and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for benefits of each fund. These supplemental schedules and fund information are the responsibility of the Plan's management. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                    PricewaterhouseCoopers LLP

New York, New York

June 28, 1999



                                      B44

                Savings Plan of Southern Peru Copper Corporation
                         and Participating Subsidiaries
      Statement of Net Assets Available for Benefits, with Fund Information as of December 31, 1998




                                          ------------------------------------------------------------------------------------------
                                          ------------------------------------------------------------------------------------------
                                                                               Participant Directed
                                          ------------------------------------------------------------------------------------------
                                                                                          Vanguard          Vanguard
                                             Vanguard       Vanguard        SPCC        Money Market    Short Term U.S. Vanguard
                                          Index Trust    International     Common      Reserves Prime    Treasury Bond  Wellington

                                          500 Portfolio    Growth Fund    Stock Fund      Portfolio         Portfolio     Fund
                                          -------------    -----------    ----------      ---------         ---------     ----
                                                                           C>

Investments, at fair value:
 SPCC Common Stock (cost $197,960) ......        --           --      $   13,570            --               --           --
 Registered investment companies: .......        --           --            --              --               --           --
   Vanguard Money Market Reserves Prime .        --           --            --              --               --           --
    Portfolio (cost approximates market)         --           --           1,047      $  230,938             --           --
   Vanguard Index Trust 500 Portfolio ...        --           --            --              --               --           --
    (cost $590,774) .....................  $  705,439         --            --              --               --           --
   Vanguard International Growth Fund ...        --           --            --              --               --           --
    (cost $161,067) .....................        --        176,739          --              --               --           --
   Vanguard Short Term U.S. Treasury ....        --           --            --              --               --           --
    Bond Portfolio (cost $45,019) .......        --           --            --              --         $   45,423         --
   Vanguard Wellington Fund (cost .......        --           --            --              --               --           --
    $411,966)                                                                                                            $401,763
   Vanguard Index Extended Market Fund ..        --           --            --              --               --           --
    (cost $189,132) .....................        --           --            --              --               --           --
   Vanguard U.S. Growth Fund (cost ......        --           --            --              --               --           --
    $458,809)
   Vanguard Windsor II Fund (cost .......        --           --            --              --               --           --
    $631,032)
   Vanguard Bond Index Fund (cost .......        --           --            --              --               --           --
    $142,178)
 Loans to Participants ..................     ______      ______         ______          ______            ______       ______

NET ASSETS AVAILABLE FOR PLAN BENEFITS ..  $  705,439   $  176,739    $   14,617      $  230,938       $   45,423   $  401,763


                                               ------------------------------------------------------------------------------------
                                               -------------------------------------------------------------------Non--------------
                                                                        Participant Directed                  Participant
                                               ------------------------------------------------------------------------------------
                                                Vanguard
                                                  Index     Vanguard U.S.    Vanguard     Vanguard                SPCC
                                                 Extended       Growth      Windsor II   Bond Index   Loan     Common Stock
                                                 Market Fund       Fund          Fund         Fund       Fund      Fund      Total
                                               -----------       ----          ----         ----       ----         ----      ----
Investments, at fair value:                  -
 SPCC Common Stock (cost $197,960) ........         --           --           --           --          --        $122,620  $136,190
 Registered investment companies: .........         --           --           --           --          --            --          --
   Vanguard Money Market Reserves Prime ...         --           --           --           --          --            --          --
    Portfolio (cost approximates market) ..         --           --           --           --          --           9,459   241,444
   Vanguard Index Trust 500 Portfolio .....         --           --           --           --          --            --          --
    (cost $590,774) .......................         --           --           --           --          --            --     705,439
   Vanguard International Growth Fund .....         --           --           --           --          --            --          --
    (cost $161,067) .......................         --           --           --           --          --            --     176,739
   Vanguard Short Term U.S. Treasury ......         --           --           --           --          --            --          --
    Bond Portfolio (cost $45,019) .........         --           --           --           --          --            --      45,423
   Vanguard Wellington Fund (cost .........         --           --           --           --          --
    $411,966)                                       --           --           --           --          --            --     401,763
   Vanguard Index Extended Market Fund ....         --           --           --           --          --            --          --
    (cost $189,132) .......................   $  190,879         --           --           --          --            --     190,879
   Vanguard U.S. Growth Fund (cost ........         --           --           --           --          --            --          --
    $458,809)                                       --        $552,261        --           --          --            --     552,261
   Vanguard Windsor II Fund (cost .........         --           --           --           --          --            --          --
    $631,032)                                       --           --     $  650,882         --          --            --     650,882
   Vanguard Bond Index Fund (cost .........         --           --           --           --          --
    $142,178)                                       --          --            --      $143,517         --            --     143,517
 Loans to Participants ....................                                                        $60,130           --      60,130
                                              ----------    ----------   ----------   ----------   ---------  ----------   ---------

                                              ----------     ----------   ----------   --------    --------   ----------   --------
NET ASSETS AVAILABLE FOR PLAN BENEFITS ....   $  190,879   $  552,261   $  650,882   $  143,517    $60,130    $132,079   $3,304,667

                                                ========     ========   =========    ==========   ========== =======     ==========

The accompanying notes are an integral part of these financial statements

                                      B45


                                           Savings Plan of Southern Peru Copper Corporation
                                                     and Participating Subsidiaries
                                 Statement of Net Assets Available for Benefits, with Fund Information as of December 31, 1997


                                                 Vanguard Money          Loan
                                                   Market Fund           Fund             Total
                                               -------------------------------------------------------


Investments, at fair value:                                 -                   -                 -
  Vanguard Money Market Fund (cost                           -                   -                -
   approximates market)                             $2,192,784                   -       $2,192,784
  Participant Loans                                          -             $58,647           58,647
                                               -------------------------------------------------------
     Total Investments                               2,192,784              58,647        2,251,431
                                               -------------------------------------------------------
Contributions Receivable:                                    -                   -                -
   Participants                                         24,883                   -           24,883
   Employer                                             10,757                   -           10,757
Interest Receivable                                          -               1,797            1,797
                                               -------------------------------------------------------

NET ASSETS AVAILABLE                                         -                   -                -
   FOR PLAN BENEFITS                                $2,228,424             $60,444       $2,288,868
                                               =======================================================

The  accompanying  notes are an  integral  part of these financial statements.

                                      B46


                                           Savings Plan of Southern Peru Copper Corporation
                                                     and Participating Subsidiaries
                                              Statement of   Changes   in  Net   Assets
                                                 Available  for  Benefits,  with
                                                 Fund  Information  for the year
                                                 ended December 31, 1998


                                           Vanguard                        SPCC        Vanguard          Vanguard
                                             Index         Vanguard       Common     Money Market        Short Term        Vanguard
                                           Trust 500    International    Stock Fund  Reserves Prime    U.S. Treasury     Wellington
                                           Portfolio     Growth Fund                    Portfolio       Bond Portfolio      Fund
                                           ---------    -----------       --------      ---------       --------------      ----
ADDITIONS:
Investment Income ..................          --            --               --             --               --                --
   Net appreciation ................          --            --               --             --               --                --
     (depreciation) in the fair ....          --            --               --             --               --                --
     value of investments ..........   $   116,608   $    15,437      $   (51,550)   $      --        $        16       $   (9,898)
  Dividends ........................        11,075         3,909            3,976         16,052            4,510            43,633
  Interest .........................

Total Investment Income (Loss) .....      127,683        19,346           (47,574)       16,052             4,526            33,735

Contributions ......................          --            --               --             --               --                --
  Participant ......................       136,108        38,425           11,744         33,163            4,374            98,726
  Employer .........................          --            --            167,144           --               --                --

Loan repayments ....................         7,783         4,186             --            1,108            1,108             4,218

Interfund transfers ................       476,193       114,782           18,020        268,867           35,415           282,627

     TOTAL ADDITIONS ...............       747,767       176,739          149,334        319,190           45,423           419,306

DEDUCTIONS: ........................          --            --               --             --               --                --
  Benefit payments .................        30,800          --              2,638         80,863             --              17,543
  General and administrative .......          --            --               --             --               --                --
  Participant loan withdrawals .....        11,528          --               --            7,389             --                --
     TOTAL DEDUCTIONS ..............        42,328          --              2,638         88,252             --              17,543
                                                                                                                               --
Net Increase (Decrease) ............       705,439       176,739          146,696        230,938           45,423           401,763

NET ASSETS AVAILABLE FOR PLAN ......          --            --               --             --               --                --
   BENEFITS, BEGINNING OF YEAR


NET ASSETS AVAILABLE FOR PLAN ......          --            --               --             --               --
   BENEFITS, END OF YEAR ...........   $   705,439   $   176,739      $   146,696    $   230,938      $    45,423         $ 401,763




                                    Vanguard       Vanguard                  Vanguard
                                      Index        U.S.          Vanguard   Bond Index    Vanguard Money
                                    Extended      Growth Fund    Windsor      Fund         Market Fund      Loan
                                   Market Fund                   II Fund                                    Fund         Total
                                   -----------                   -------                                    ----         -----

ADDITIONS:
Investment Income .............
   Net appreciation ...........
     (depreciation) in the fair
     value of investments .....   $     3,003   $    98,013   $    22,476   $     1,338    $      --     $  --     $  195,443
  Dividends ...................        14,363        35,008        65,664         6,380           --        --        204,570
  Interest ....................                                                                           4,920         4,920

Total Investment Income (Loss)        17,366        133,021        88,140         7,718          --       4,920        404,933
                                 -----------        --------     ---------    -----------   --------   -----------   ----------
Contributions .................          --            --            --            --            --          --            --
  Participant .................        64,697       103,676       113,192        29,256          --          --       633,361
  Employer ....................          --            --            --            --            --          --       167,144

Loan repayments ...............         3,518         9,178         4,926         1,559          --     (37,584)           --

Interfund transfers ...........       124,171       336,614       466,751       104,984    (2,228,424)       --            --
                                   -----------   -----------   -----------   --------     -----------   -----------   --------
     TOTAL ADDITIONS ..........       209,752       582,489       673,009       143,517    (2,228,424)  (32,664)     1,205,438
                                  -----------    --------      -----------    -----------   --------  - --------     ----------

DEDUCTIONS: ...................          --            --            --            --          --        --               --
  Benefit payments ............        18,094        20,295        18,917          --          --        --            189,150
  General and administrative ..           489          --            --            --          --        --                489
  Participant loan withdrawals            290         9,933         3,210          --          --       (32,350)             -

                                   -----------   -----------      --------   -----------    --------   --------      ----------
     TOTAL DEDUCTIONS .........        18,873        30,228        22,127          --          --       (32,350)       189,639
                                    -----------   --------   -----------    -----------   --------   -----------     -----------

Net Increase (Decrease) .......       190,879       552,261       650,882       143,517   (2,228,424)     (314)        1,015,799
                                      ---------    ----------   ----------   -----------   --------   -----------      -----------
NET ASSETS AVAILABLE FOR PLAN .
   BENEFITS, BEGINNING OF YEAR
                                                                                           2,228,424    60,444         2,288,868
                                   -----------   -----------   --------   -----------    -----------   --------        -----------

NET ASSETS AVAILABLE FOR PLAN .          --            --            --            --
   BENEFITS, END OF YEAR ......   $   190,879   $   552,261   $   650,882   $   143,517   $   --       $60,130        $3,304,667
                                     ===========    ========      ===========   ========   ========   ===========     ===========



The  accompanying  notes are an  integral  part of these financial statements.

B47


                                           Savings Plan of Southern Peru Copper Corporation
                                                     and Participating Subsidiaries
                                             Statement of Changes in Net Assets Available
                                                  for Benefits, with Fund Information
                                                  for the seven months ended December
                                                                 31, 1997

                               -------------------------------------------------------------------------------------
                                                                     T. Rowe Price
                               -------------------------------------------------------------------------------------
                                                                                                            U.S.
                                 Int'l Stock    Growth Stock       New       New Horizons     Prime      Treasury
                                                                   Era                       Reserve       Money
                                    Fund            Fund           Fund        Fund            Fund        Fund
                               -------------------------------------------------------------------------------------
ADDITIONS: ...................         --            --            --            --            --            --
Investment Income: ...........         --            --            --            --            --            --
  Net Appreciation ...........         --            --            --            --            --            --
  (depreciation) in the
   fair value of investments .   $  (39,113)   $    4,818    $   (8,787)   $   29,507    $      844    $      355
  Dividends ..................       20,961        24,207        12,418         8,464         4,205         1,917
  Interest ...................         --            --            --            --            --            --
Total Investment Income (Loss)      (18,152)       29,025         3,631        37,971         5,049         2,272
                                 ----------    ----------    ----------    ----------    ----------    ----------
Contributions: ...............         --            --            --            --            --            --
  Participants ...............       18,333        13,576         6,425        22,727         6,336         3,482
  Employer ...................        7,457         5,590         2,196         9,855         2,144         1,206

Loan repayments ..............        2,286           940           333         1,403           534           472

Transfer between Trustees ....     (392,871)     (192,915)     (123,398)     (344,748)     (175,824)      (83,262)

Interfund transfers ..........      (14,796)       (8,335)         --           8,335        21,253          --

     TOTAL ADDITIONS .........     (397,743)     (152,119)     (110,813)     (264,457)     (140,508)      (75,830)

  DEDUCTIONS: ..................         --            --            --            --            --            --
  Benefit payments ...........       26,860        26,970         4,916        17,553        21,327           355
  Participant loan withdrawals        2,416         3,793         2,425          --             207         2,160

     TOTAL DEDUCTIONS ........       29,276        30,763         7,341        17,553        21,534         2,515


Net Increase (Decrease) ......     (427,019)     (182,882)     (118,154)     (282,010)     (162,042)      (78,345)
                                 ----------    ----------    ----------    ----------    ----------    ----------
NET ASSETS AVAILABLE FOR PLAN          --            --            --            --            --            --
 BENEFITS, BEGINNING OF PERIOD      427,019       182,882       118,154       282,010       162,042        78,345

                                 ----------    ----------    ----------    ----------    ----------    ----------
NET ASSETS AVAILABLE FOR PLAN          --            --            --            --            --            --
   BENEFITS, END OF PERIOD ...   $     --      $     --      $     --      $     --      $     --      $     --






                              --------------------------------------------
                                       T. Rowe Price
                              --------------------------------------------
                                                                 Other                    Vanguard
                                   Growth &        Other     Long-Term                      Money
                                   Income        Income         Growth         Loan         Market
                                    Fund           Fund         Fund           Fund          Fund        Total
                              ------------------------------------------------------------------------------------

ADDITIONS: ...................         --            --            --            --            --
Investment Income: ...........         --            --            --            --            --
  Net Appreciation ...........         --            --            --            --            --           --
  (depreciation) in the
   fair value of investments .   $   36,692    $      459    $   (6,363)   $     --      $     --     $   18,412
  Dividends ..................       26,156           570        14,056          --            --        112,954
  Interest ...................         --            --            --           6,574          --          6,574
                                                                                                     ----------
Total Investment Income (Loss)       62,848         1,029         7,693         6,574          --        137,940
                                 ----------    ----------    ----------    ----------    ----------   ----------
Contributions: ...............         --            --            --            --            --           --
  Participants ...............       23,713         9,949        81,635          --          24,883      211,059
  Employer ...................       10,536         4,149        36,148          --          10,757       90,038

Loan repayments ..............        3,383          --           1,974        13,140          --         24,465

Transfer between Trustees ....     (523,537)      (21,780)     (334,449)         --       2,192,784         --

Interfund transfers ..........         --            --          (6,457)         --            --           --

     TOTAL ADDITIONS .........     (423,057)       (6,653)     (213,456)       19,714     2,228,424      463,502
                                 ----------    ----------    ----------    ----------    ----------   ----------
DEDUCTIONS: ..................         --            --            --            --            --           --
  Benefit payments ...........       20,893         1,063        13,777        17,715          --        151,429
  Participant loan withdrawals         --            --            --          13,464          --         24,465

     TOTAL DEDUCTIONS ........       20,893         1,063        13,777        31,179          --        175,894
Net Increase (Decrease) ......     (443,950)       (7,716)     (227,233)      (11,465)    2,228,424      287,608
                                 ----------    ----------    ----------    ----------    ----------   ----------
NET ASSETS AVAILABLE FOR PLAN          --            --            --            --            --           --
 BENEFITS, BEGINNING OF PERIOD      443,950         7,716       227,233        71,909          --      2,001,260
                                 ----------    ----------    ----------    ----------    ----------   ----------
NET ASSETS AVAILABLE FOR PLAN          --            --            --            --            --           --
   BENEFITS, END OF PERIOD ...   $     --      $     --      $     --      $   60,444    $2,228,424   $2,288,868



The  accompanying  notes are an  integral  part of these financial statements.


B48

                Savings Plan of Southern Peru Copper Corporation
                         And Participating Subsidiaries




                          Notes to Financial Statements


1.     Plan Description

       The following description of the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries (the "Plan") provides only general information. Reference should be made to the Plan document for a complete description of the Plan and Plan amendments, including eligibility requirements and vesting provisions.

       General:

       Effective June 1, 1985, Southern Peru Copper Corporation (the "Company") established the Plan, which has been amended thereafter. The Plan is a defined contribution plan and is administered by the Administrative Committee in accordance with authority delegated by the Board of Directors. The Plan is designed to provide a method of savings by eligible employees for their retirement and other needs.

       Contributions:

       An employee becomes eligible to participate in the Plan after the completion of 30 days service. Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax and/or post-tax contributions (the "contributions") by payroll deduction. Contributions are stated in whole percentages of 1% to 12% of the participant's earnings, as defined, or a specified dollar amount. A participant may elect to increase, decrease or suspend the contributions on the first day of any month. The Internal Revenue Code of 1986 (the "Code"), as amended, limited the maximum amount an employee may contribute on a pre-tax basis to $10,000 and $9,500 in 1998 and 1997, respectively.

       Participants are 100% vested in their contributions and earnings therein.

       Matching Company Contribution - Effective January 1, 1998, the Company matches the first 6% of a participant's monthly contribution at a rate of 50%. The matching contribution may be made in cash or Company common stock. Company contributions for the year ended December 31, 1998 consisted of cash in the amount of $167,144.

       The Company is not obligated to make a contribution during any period in which it has no accumulated retained earnings. The Company's contributions are subject to all legal restrictions, which may apply, including Sections 401 and 415 of the Code, which limit the annual contributions to an employee's account.

       Loans:

       The Plan provides for loans to participants who have participated in the Plan for at least one year, subject to certain limitations. The maximum loan allowed to each participant is limited to the lesser of 50% of the total value of the participant's account or $50,000 reduced by the highest outstanding plan loan balance to such participant during the prior twelve-month period ending on the day before the date the loan is made.

                                      B49

       A participant's loan is repayable within a maximum of five years or immediately upon termination of employment, if sooner. Interest is currently accrued at the prime rate, which was in existence on the first day of the month in which the loan was issued. Loans are collateralized by a lien on the participant's interest in the Plan. Loan repayments are made through payroll withholdings from the participant's earnings. A participant may pre-pay a loan at any time without penalty.

2.  Significant Plan Amendments


       On May 1, 1997, the Plan was amended, effective January 1, 1998, to appoint the Vanguard Fiduciary Trust Company (Vanguard) as the Trustee, Investment Manager and Recordkeeper of the Plan, modify the Plan year end to be December 31, permit employees to contribute on an after-tax basis, include non-U.S. expatriates as eligible employees, require the Company matching contribution to be invested in the newly created Southern Peru Copper Corporation Common Stock Fund and change the definition of compensation used for purposes of contributions to include only base salary.

       On November 4, 1997, the Plan was further amended, effective January 1, 1998, to change the eligibility waiting period from six months of service to 30 days of service and permit plan entry on the first day of any month, permit only one loan at a time, include a one year participation eligibility requirement for purposes of initiating a loan, provide for the transferability of the Company matching contributions for participants who attain age 64, remove existing hardship withdrawal provisions and permit in-service withdrawals subject to certain suspension penalties, revise the provisions relating to distribution upon termination of employment to grandfather the Joint and Survivor Annuity Option and frequency of installment payments for participants with account balances as of December 31, 1997, require the immediate distribution of account balances under $5,000, permit participants with account balances in excess of $5,000 to elect a distribution at any time prior to age 65 and provide for the payment of administrative expenses by the Company with the exception of expenses pertaining to loan administration, which shall be charged to participants with outstanding loan balances. The Plan was also amended to be in accordance with the Small Business Job Protection Act of 1996.

       In addition, effective January 1, 1998, the Plan name was amended from the Southern Peru Copper Corporation 401(k) Savings Plan to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries.

3.  Summary of Significant Accounting Policies

       Investment Valuation:

       The Plan's investments are stated at fair value. Units of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. The Southern Peru Common Stock Fund is valued at its year-end closing price (comprised of year-end market price plus uninvested cash position). Participant loans are valued at cost which approximates fair value.

       Basis of Accounting:

       The financial statements of the Plan are prepared under the accrual method of accounting.


                                      B50

       Investment Transactions and Investment Income:

       Transactions are accounted for on a trade-date basis. Average cost is the basis used in the determination of gains or losses on sales of securities. Dividend income is recorded on the ex-dividend (stockholder date of record) date. Interest income from participant loans is recorded as earned. Capital gain distributions are included in dividend income.

       Net appreciation (depreciation) in the fair value of the Plan's investments, as shown in the Statement of Changes in Net Assets Available for Benefits, consists of realized gains or losses and the change in unrealized appreciation (depreciation) on those investments.

       Investment funds with balances less than five percent of the total net assets of the Plan, as of December 31, 1998 and 1997 and similar investment objectives have been aggregated on the Statements of Net Assets Available for Benefits and the Statement of Changes in Net Assets Available for Benefits.

       Payment of Benefits:

       Benefits are recorded when paid.

       Plan Expenses:

       The Company pays all administrative expenses of the Plan. The Company also pays the fees of consultants, auditors and counsel, and transfer taxes on shares of Southern Peru Copper Corporation Common Stock distributed to Plan participants or their beneficiaries, with the exception of loan administrative fees, which are charged to participants. Investment fees related to Vanguard funds and all other taxes, brokerage commissions and any other expenses directly relating to the investment of the Trust Fund are paid from assets of the plan.

       Use of Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of investment income and deductions during the reporting period. Actual results could differ from those estimates.

       Risks and Uncertainties:

       The Plan provides for investment options in various mutual funds. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the Statement of Net Assets Available for Benefits and the Statement of Changes in Net Assets Available for Benefits. Participants are advised to read a Vanguard prospectus or the Plan's summary plan description before investing in any fund.

                                      B51

4.  Investment Funds

      Effective January 1, 1998, Vanguard is the investment manager and participant recordkeeper for all investment funds of the Plan. Vanguard is also the trustee of all of the funds.

      Upon enrollment in the Plan throughout 1998, participants directed their elected contributions to be invested in one or more of the following funds in multiples of 5%:


              o Vanguard Index Trust 500 Portfolio - A fund invested in all of the stocks included in the Standard & Poor's 500 Composite Index (the "Index") in approximately the same proportions as they are represented in the Index. At December 31, 1998, the number of Plan participants who held an interest in this fund was 78.

              o Vanguard Money Market Reserves Prime Portfolio - A fund invested in a portfolio of high quality money market instruments with maturities of one year or less. At December 31, 1998, the number of Plan participants who held an interest in this fund was 18.

              o Vanguard Short Term U.S. Treasury Bond Portfolio - A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years. At December 31, 1998, the number of Plan participants who held an interest in this fund was 9.

              o Vanguard Wellington Fund - A fund invested in bonds and common stocks. The bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income. At December 31, 1998, the number of Plan participants who held an interest in this fund was 56.

              o Vanguard Index Extended Market Fund - A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index. The Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the Standard & Poor's 500 Composite Stock Price Index. At December 31, 1998, the number of Plan participants who held an interest in this fund was 35.

              o Vanguard U.S. Growth Fund - A fund invested primarily in a diversified portfolio of common stocks with above-average growth potential. At December 31, 1998, the number of Plan participants who held an interest in this fund was 70.

              o Vanguard Windsor II Fund - A fund invested in common stocks to provide capital appreciation and dividend income. At December 31, 1998, the number of Plan participants who held an interest in this fund was 71.

               o SPCCCommon Stock Fund - A fund that invests exclusively in Southern Peru Copper Corporation common stock with a small amount of short-term reserves invested in the Vanguard Money Market Reserves Prime Portfolio to allow for timely responsiveness to Plan transactions. At December 31, 1998, the number of Plan participants who held an interest in this fund was 101.

                                      B52

              o Vanguard Bond Index Fund - A fund that holds a combination of securities which, taken together, are expected to perform similarly to the Lehman Brothers Aggregate Bond Index. At December 31, 1998, the number of Plan participants who held an interest in this fund was 22.

              o Vanguard International Growth Fund - The fund invests in stocks of high-quality, seasoned companies based outside the United States. It includes stocks with records of exceptional growth from more than 15 countries (including Japan, the United Kingdom, the Netherlands, Switzerland and Germany.) At December 31, 1998, the number of Plan participants who held an interest in this fund was 35.


              The Plan also maintains the following fund:

              o Loan Fund - A fund designed to facilitate the recordkeeping and other administrative functions relating to loans made to participants based on their account balances (See Note 1). These loans are recorded as receivables of the Plan.

B53

Vanguard as recordkeeper maintains individual account records reflecting each participant's net interest in each fund of the Plan in which such participant invests. Participant's net interest in each fund of the Plan is represented by units of participation. The following schedule shows the number of units and the net asset value per unit or per share in each fund:

                                     December 31, 1998            December 31, 1997
                                    -----------------             -----------------
                                              Net Asset                    Net Asset
                                 Number of      Value       Number of       Value
                                   Units       Per Unit      Units          Per Unit


SPCC Common Stock Fund           20,403          $7.19

Vanguard Index Trust
 500 Portfolio*                   6,191        $113.95

Vanguard International
  Growth Fund*                    9,416         $18.77

Vanguard Money Market
 Reserves Prime Portfolio*      230,938          $1.00

Vanguard Short Term U.S.
  Treasury Bond Portfolio         4,380         $10.37

Vanguard Wellington Fund*        13,689         $29.35

Vanguard Windsor II Fund*        21,805         $29.85

Vanguard U.S. Growth Fund*       14,731         $37.49

Vanguard Index Extended
  Market Fund*                    6,234         $30.62

Vanguard Bond Index Fund         13,974         $10.27

Vanguard Money Market Fund**
                                                               2,192,784       $1.00


         * Represents 5% or more of net assets available for plan benefits as of December 31, 1998.

         ** Represents 5% or more of net assets available for plan benefits as of December 31 1997.






                                      B54

5.     Related Party Transactions

       The Plan invests in shares of mutual funds managed by an affiliate of Vanguard. Vanguard acts as trustee for only those investments as defined by the Plan. Transactions in such investments qualify as party-in-interest transactions, which are exempt from the prohibited transaction rules.

6.  Tax Status

       The Plan, as amended through August 13, 1990, received a favorable determination letter from the Internal Revenue Service ("IRS") that it is a qualified plan and trust under Section 401(a) of the Code and, thus, exempt from federal income taxes under provisions of Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the code.

7.  Termination Priorities

       Although it has not expressed any intent to do so, the Company reserves the right to amend or discontinue the Plan by action of the Board at any time. In the event of termination or partial termination of the Plan, participants will receive the fair value of their account as of the date of such termination or partial termination.





                                      B55

                Savings Plan of Southern Peru Copper Corporation
                         And Participating Subsidiaries
                               Form 5500 Item 27a
                 Schedule of Assets Held for Investment Purposes
                              at December 31, 1998


                                                       Cost or         Market
Identity of Issue or Borrower                         Book Value        Value

Vanguard Index Trust 500 Portfolio                     $ 590,774   $   705,439

SPCC Common Stock Fund                                   197,960       146,696

Vanguard Money Market Reserves Prime Portfolio           230,938       230,938

Vanguard Short Term U.S. Treasury Bond Portfolio          45,019        45,423

Vanguard Wellington Fund                                 411,966       401,763

Vanguard Index Extended Market Fund                      189,132       190,879

Vanguard U.S. Growth Fund                                458,809       552,261

Vanguard Windsor II Fund                                 631,032       650,882

Vanguard Bond Index Fund                                 142,178       143,517

Vanguard International Growth Fund                       161,067       176,739

Loan Fund

Participants' Loans (interest rates range from
 7.75% to 8.75%)                                               -        60,130
                                                      ----------  ------------

TOTAL INVESTMENTS                                    $  3,058,875  $  3,304,667
                                                      ============ ============


                                      B56

                               Form 5500 Item 27a
                 Schedule of Assets Held for Investment Purposes
                             as of December 31, 1997


                                          Original             Market
  Identity of Issue or Borrower             Cost               Value

  Vanguard Money Market Fund             $2,192,784         $2,192,784

  Loan Fund
   Participants' Loans (interest
      rates range from7.75% to 8.75%)
                                                                58,647
                                     ------------------- -------------------

  TOTAL INVESTMENTS                        $2,192,784        $2,251,431
                                     =================== ===================



B57

                                                        Form 5500 Line 27d
                                            Schedule of Reportable Transactions
                                           for the year ended December 31, 1998


                                  Purchase       Selling       Basis of       Net
         Description of Asset       Price         Price          Asset     Gain (Loss)

Vanguard Index Trust
 500 Portfolio                   $ 634,004    $  45,173       $ 43,230   $ 1,943

Vanguard Extended Market
 Index Fund                       209,342         20,977       19,721     1,256

Vanguard International
 Growth Fund                       164,200        2,898          3,132       (234)

Vanguard Money Market
 Reserves Prime
 Portfolio                         518,251      287,313        287,313         -

Vanguard Short-Term
 Treasury Fund                     147,022      101,616        102,003       (387)

Vanguard Total Bond
 Market Index                      142,178            -              -         -

Vanguard U.S. Growth               487,392       33,143         28,583     4,560

Vanguard Wellington Fund           533,051      121,391        121,085       306

Vanguard Windsor II                653,308       24,903         22,276     2,627

SPCC Common Stock Fund             200,884        2,638          2,925      (287)






B58

                               Form 5500 Line 27d
                       Schedule of Reportable Transactions
                  for the seven months ended December 31, 1997



                               Purchase    Selling      Basis of       Net
         Description of Asset  Price       Price        Asset        Gain(Loss)

    T. Rowe Price
      International Stock           -      $833,048     $734,768    $ 98,280
      Fund

      New Horizons Fund             -       711,055      593,911     117,144

      Growth Stock                  -       429,094      363,003      66,091

      New Era                       -       254,136      227,035      27,101

      Prime Reserve                 -       373,315      373,315           -

      Growth & Income Fund          -     1,072,106      775,126     296,980

      Blue Chip Growth              -       221,431      202,270      19,161









B59

                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-02736 and 333-40293) of Southern Peru Copper Corporation of our report dated June 28, 1999 relating to the financial statements of the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries, which appears in this Form 11-K.


         PricewaterhouseCoopers LLP

         New York, New York
         June 28, 1999




                                      B60