Form 10-Q
period 1999-06-30
SOUTHERN PERU COPPER CORP/
filed 1999-08-16
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1999
                                 Second Quarter
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999             Commission file number 1-14066
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

                                                         Yes   X     No ____


As of July 31, 1999 there were outstanding 13,968,862 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries


                               INDEX TO FORM 10-Q


                                                                       Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Statement of Earnings
              Three Months and Six Months
              Ended June 30, 1999 and 1998                                2

            Condensed Consolidated Balance Sheet
              June 30, 1999 and December 31, 1998                         3

            Condensed Consolidated Statement of Cash Flows
              Three Months and Six Months
              Ended June 30, 1999 and 1998                                4

            Notes to Condensed Consolidated Financial Statements         5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                     7-12

Report of Independent Accountants                                        13


Part II.  Other Information:

Item 6(a)   Exhibits on Form 10-Q                                        14


Signatures                                                               15

Exhibit 15 - Independent Accountants' Awareness Letter



                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)
                                                   3 Months Ended                     6 Months Ended
                                                     June 30,                            June 30,
                                                 1999             1998              1999              1998
                                                 ----             ----              ----              ----
                                                       (in thousands, except for per share data)
Net sales:
 Stockholders and affiliates                    $      -         $   6,392          $      -         $  12,376
 Others                                          132,376           146,147           256,318           292,558
                                                --------         ---------          --------         ---------
      Total net sales                            132,376           152,539           256,318           304,934
                                                --------         ---------          --------         ---------

Operating costs and expenses:
 Cost of sales                                    95,862           105,926           185,113           211,534
 Administrative and other expenses                 9,427            10,137            19,525            24,718
 Depreciation and depletion                       18,271            15,687            35,658            29,377
 Exploration expense                               1,706               976             2,466             2,168
                                                --------         ---------          --------         ---------
  Total operating costs and expenses             125,266           132,726           242,762           267,797
                                                --------         ---------          --------         ---------

  Operating income                                 7,110            19,813            13,556            37,137

Interest income                                    2,301             4,036             5,218             8,983
Other income                                         175             7,164             1,641             8,728
Interest expense                                  (4,448)           (3,837)           (9,500)           (8,244)
                                                ---------        ---------          ---------        ----------

Earnings before taxes on income
 and minority interest of labor shares             5,138            27,176            10,915            46,604

Taxes on income                                    1,541             8,598             3,274            14,913

Minority interest of labor shares in
 income of Peruvian Branch                             8               205                10               398
                                                --------         ----------         --------         ---------

Net earnings                                      $3,589         $  18,373          $  7,631         $  31,293
                                                ========         =========          ========         =========

Per common share amounts:
 Net earnings - basic and diluted                 $0.05            $ 0.23             $0.10            $ 0.39
 Dividends paid                                 $ 0.025            $0.080           $ 0.055            $0.280

Weighted average common shares outstanding:
     Basic                                       79,867            79,850            79,862            79,936
     Diluted                                     79,888            79,859            79,876            79,943

The accompanying notes are an integral part of these financial statements.


                                            Southern Peru Copper Corporation
                                                    and Subsidiaries

                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                                       (unaudited)

                                                         June 30,            December 31,
                                                           1999                  1998
                                                                  (in thousands)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $  105,916           $  175,948
     Marketable securities                                  30,520               22,152
     Accounts receivable, net                               70,357               64,561
     Inventories                                            89,043               88,951
     Other assets                                           59,266               58,450
                                                        ----------           ----------
       Total current assets                                355,102              410,062

   Net property                                          1,144,216            1,088,557
   Other assets                                             27,773               27,218
                                                        ----------           ----------
         Total Assets                                   $1,527,091           $1,525,837
                                                        ==========           ==========

   LIABILITIES
   Current liabilities:
     Current portion of long-term debt                  $   15,026           $   13,683
     Accounts payable                                       44,366               48,497
     Accrued liabilities                                    37,336               34,836
                                                        ----------           ----------
       Total current liabilities                            96,728               97,016
                                                        ----------           ----------

   Long-term debt                                          214,340              220,525
   Deferred credits                                         15,831               15,722
   Deferred income taxes                                    61,404               56,700
   Other liabilities                                        11,231               10,951
                                                        ----------           ----------
       Total non-current liabilities                       302,806              303,898
                                                        ----------           ----------

   Minority interest of labor shares
     in the Peruvian Branch                                 15,726               16,331
                                                        ----------           ----------

   STOCKHOLDERS' EQUITY
   Common stock (a)                                        261,363              261,363
   Retained earnings                                       850,468              847,229
                                                        ----------           ----------
         Total Stockholders' Equity                      1,111,831            1,108,592
                                                        ----------           ----------


         Total Liabilities, Minority
          Interest & Stockholders' Equity               $1,527,091           $1,525,837
                                                        ==========           ==========


   (a) Common shares: Authorized                           34,099               34,099
                      Outstanding                          13,969               13,949
       Class A common shares Authorized
         and Outstanding                                   65,901               65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                              3 Months Ended                   6 Months Ended
                                                                 June 30,                         June 30,
                                                              1999             1998            1999            1998
                                                              ----             ----            ----            ----
                                                                                  (in thousands)
OPERATING ACTIVITIES
  Net earnings                                            $  3,589         $ 18,373        $  7,631        $ 31,293
  Adjustments to reconcile net earnings to
   net cash provided from operating activities:
      Depreciation and depletion                            18,271           15,687          35,658          29,377
      Provision (benefit) for deferred income taxes           (182)           1,751           5,074           4,197
      Minority interest of labor shares                          8              205              10             398
      Cash provided from (used for) operating
       assets and liabilities:
         Accounts receivable                               (18,890)           3,696          (6,308)         12,413
         Inventories                                        (1,463)           2,846             (92)         (1,655)
         Accounts payable and accrued liabilities            4,609          (17,342)         (1,492)         (2,943)
         Other operating assets and liabilities              1,254           23,319           3,699           7,464
         Foreign currency transaction losses (gains)          (286)             823           1,230             823
                                                          ---------        --------        --------        --------

Net cash provided from operating activities                  6,910           49,358          45,410          81,367
                                                          --------         --------        --------        --------

INVESTING ACTIVITIES
  Capital expenditures                                     (47,372)         (51,337)        (97,686)       (127,745)
  Purchases of held-to-maturity investments                (30,520)         (25,389)        (54,990)        (27,189)
  Proceeds from held-to-maturity investments                24,470           91,224          46,622         179,903
  Sales of property                                            736            2,891           1,098           3,713
                                                          --------         --------        --------       ---------
Net cash provided from (used for) investing
  activities                                               (52,686)          17,389        (104,956)         28,682
                                                          ---------        --------        ---------      ---------

FINANCING ACTIVITIES
  Debt repayment                                            (6,842)          (6,841)         (6,842)         (6,841)
  Proceeds from borrowings                                       -                -           2,000               -
  Escrow (deposits) withdrawals on long-term loans             (40)           5,385             (67)          7,000
  Dividends paid to common stockholders                     (1,997)          (6,387)         (4,393)        (22,370)
  Distributions to minority interest                           (39)            (130)            (86)           (526)
  Net treasury stock transactions                                -                -               -          (3,001)
  Purchases of labor shares                                   (462)          (2,331)           (645)         (3,243)
                                                          ---------        ---------       ---------       ---------

Net cash used for financing activities                      (9,380)         (10,304)        (10,033)        (28,981)
                                                          ---------        ---------       ---------       ---------

Effect of exchange rate changes on cash                        284             (554)           (453)           (361)
                                                          --------         ---------       ---------       --------

Increase (decrease) in cash and cash equivalents           (54,872)          55,889         (70,032)         80,707
Cash and cash equivalents, at beginning of period          160,788          151,309         175,948         126,491
                                                          --------         --------        --------        --------

Cash and cash equivalents, at end of period               $105,916         $207,198        $105,916       $ 207,198
                                                          ========         ========        ========       =========

The accompanying notes are an integral part of these financial statements.


                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of Southern Peru Copper Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K.


B.   Inventories were as follows:
     (in millions)
                                                    June 30,    December 31,
                                                    1999          1998
     Metals at lower of average cost or market:
          Finished goods                             $1.2         $ 1.5
          Work-in-process                            34.9          37.9
     Supplies at average cost, net of reserves       52.9          49.5
                                                     ----          ----
     Total inventories                             $ 89.0         $88.9
                                                   ======         =====


C. At June 30, 1999, the Company has recorded sales of 3.2 million pounds of copper, at a provisional price of $0.65 per pound. These sales are subject to final pricing based on the average monthly LME copper prices in the month of settlement which will occur in the third quarter of 1999.

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

E.   Commitments and Contingencies:

     Litigation

     In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiff filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999 the Company received official notification that the Supreme Court had denied plaintiff's extraordinary appeal and affirmed the decision of the Supreme Court of Lima which remanded the case to the lower court for further proceedings. There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima , in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings.

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


F.   Impact of New Accounting Standards:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was supposed to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $3.6 million, or 5 cents per common share, for the second quarter ended June 30, 1999 compared with net earnings of $18.4 million, or 23 cents per common share, for the second quarter of 1998. For the first six months of 1999, net earnings were $7.6 million or 10 cents per common share, compared to $31.3 million, or 39 cents per common share, for the same period of 1998. The decrease in earnings in the second quarter of 1999 is primarily a result of lower metal prices, which is estimated to have reduced earnings by approximately $19.5 million when compared with the second quarter of 1998. The average price for copper on the London Metal Exchange (LME) was 67 cents per pound for the second quarter of 1999 compared with 79 cents per pound in the second quarter of 1998. Average price for copper for the six months ended June 30, was 65 cents in 1999 and 78 cents in 1998. Prices for SPCC's principal by-products were also lower in the 1999 periods.

The Company's 1999 second quarter results benefited from an estimated $5.2 million in realized pre-tax savings from the Company's cost reduction program. For the six months ended June 30, 1999 the pre-tax savings from the cost reduction program are estimated to be $18.4 million and the program is expected to improve full year 1999 pre-tax earnings by $30.0 million. The Company's results for the first six months 1998 include a $10.0 million pre-tax charge ($6.0 million after-tax), recorded in the first quarter of 1998, for severance costs associated with the Company's cost reduction program.

Mine copper production increased 14% to 180.0 million pounds in the second quarter of 1999 compared with second quarter of last year. This increase of 22.2 million pounds included 9.0 million pounds from the Cuajone mine, 16.2 million pounds from the Toquepala mine and a decrease of 3.0 million pounds in solvent extraction/electrowinning (SX/EW) production. The production increase at Cuajone is due to the completion of the mine expansion program. Toquepala's increase in production was due principally to higher ore grades. The decrease in SX/EW production was caused by planned shutdowns to allow for expansion modifications.

The Company's $1.2 billion expansion and modernization program is progressing on schedule. The Cuajone mine expansion completed earlier this year reached target ore throughput rates during the second quarter 1999. High clay content in ore processed caused metallurgical problems which had a negative impact on copper recoveries, reducing expected copper production by an estimated 60 million pounds during the first half of 1999. The Company is currently making process modifications which are expected to improve recoveries. The expansion of the Toquepala SX/EW facility, which will increase annual production 26% to 62,000 tons, is on schedule to be completed in the third quarter of this year. Work on the Company's expansion and modernization of the Ilo smelter is continuing.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended June 30, 1999 the inflation and devaluation rates were 1.3% and nil, respectively, and for the six month period ended June 30, 1999, the inflation and devaluation rate were 2.2% and 5.6%, respectively.

Net Sales: Net sales in the second quarter of 1999 decreased $20.2 million to $132.4 million from the comparable period in 1998. Net sales for the first six months of 1999 totaled $256.3 million, compared with $304.9 million for the same period of 1998. The decrease in net sales was a result of lower copper prices in 1999 partially offset by an increase in sales volume of 14.0 million pounds in the second quarter of 1999 and 12.7 million pounds in the first six months of 1999.

At June 30, 1999, the Company has recorded sales on 3.2 million pounds of copper, at a provisional price of $0.65 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement which will occur in the third quarter of 1999.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the New York Commodity Exchange (COMEX) or as published in Platt's Metals Week for Dealer Oxide Mean prices for molybdenum products.

                                  Three Months Ended                   Six Months Ended
                                       June 30                             June 30
Price/Volume Data:                1999              1998                1999            1998
                                  ----              ----                ----            ----
Average Metal Prices:
Copper (per pound-LME)             $0.67             $0.79               $0.65           $0.78
Molybdenum (per pound)             $2.64             $4.03               $2.67           $3.99
Silver (per ounce-COMEX)           $5.13             $5.69               $5.20           $5.96

Sales Volume (in thousands):
Copper (pounds)                  181,200           167,200             349,900         337,200
Molybdenum (pounds) (1)            3,228             2,730               5,552           5,581
Silver (ounces)                      674               764               1,307           1,518

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

Earnings include pre-tax gains from option sales and exercises of $7.2 million in the first six months of 1998. At June 30, 1999, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of June 30, 1999 and December 31, 1998, the Company had the following fuel swap agreements:

                                                         Weighted Average
                                              Quantity    Contract Price
     Fuel Type             Period             (barrels)    (per barrel)

     June 30, 1999
     Residual Oil         7/99-12/99          1,073,700       $10.76
                          1/00-12/00          1,048,800       $12.34
     Diesel Fuel          7/99-12/99            360,000       $17.43
                          1/00-12/00            360,000       $18.80

     December 31, 1998
     Residual Oil         1/99-9/99           1,095,000        $9.84
     Diesel Fuel          1/99-9/99             432,000       $15.80

The unrealized gain in the Company's fuel swap positions at June 30, 1999 was $5.7 million. A hypothetical 10 percent decrease from June 30, 1999 fuel prices, would reduce the unrealized gain on fuel swaps by $4.3 million.

In the second quarter of 1999, the Company's production costs would have been $1.8 million higher if this exposure had not been hedged.


Operating Costs and Expenses: Operating costs and expenses were $125.3 million in the second quarter of 1999 compared with $132.7 million in the second quarter of 1998. In the six months ended June 30, 1999, operating costs and expenses were $242.8 million, compared with $267.8 million in the comparable 1998 period. The decrease in the operating costs and expenses is principally due to lower unit cost of Company mined copper sold as a result of cost-reduction and production enhancement programs instituted by the Company in April 1998. In addition, the six month 1998 period included a charge of $10.0 million recorded in the first quarter of 1998 for severance costs associated with the cost reduction program.

Non-Operating Items: The Company's second quarter 1998 results include in, "Other income" a $5.3 million insurance settlement related to rain damage incurred in the first quarter of 1997.

Interest income was $2.3 million in the second quarter of 1999 and $5.2 million for the first two quarters of 1999, as compared to $4.0 million and $9.0 million, respectively, in the comparable periods of 1998. The decrease reflects lower invested balances as Company funds were used for the expansion and modernization program.

Taxes on Income: Taxes on income for the three months ended June 30, 1999 were $1.5 million, compared with $8.6 million for the second quarter of 1998. The decrease was principally due to lower earnings in 1999, as a consequence of lower metal prices.

Cash Flows:

Second Quarter: Net cash provided from operating activities was $6.9 million in the second quarter of 1999, compared with $49.4 million in the comparable 1998 period. The decrease was primarily the result of lower copper prices and changes in operating assets and liabilities.

Net cash used for investing activities was $52.7 million in the second quarter of 1999, and was due principally to capital expenditures. In the second quarter of 1998, net cash provided from investing activities was $17.4 million and was principally due to higher proceeds from held-to-maturity investments to fund anticipated Cuajone expansion costs.

Financing activities in the second quarter of 1999 was a use of cash of $9.4 million, compared with a use of cash of $10.3 million for the second quarter of 1998. The second quarter of 1999 includes a dividend distribution of $2.0 million, a debt payment of $6.8 million and $0.5 million used to repurchase labor shares. The second quarter of 1998 included a dividend distribution of $6.4 million, a debt payment of $6.8 million, purchases of labor shares of $2.3 million, net of $5.4 million of funds released from escrow accounts.

Six Months: Net cash provided from operating activities was $45.4 million for the six month period ended June 30, 1999, compared with $81.4 million in the corresponding 1998 period. The decrease was primarily caused by lower copper prices and changes in operating assets and liabilities.

Net cash used for investing activities was $105.0 million in the six month period ended June 30, 1999 and was primarily due to capital expenditures. In the six month period ended June 30, 1998, net cash provided from investing activities was $28.7 million and was largely due to higher proceeds from held-to-maturity investments. The decrease in capital expenditures in the six months ended June 30, 1999 as compared to the 1998 period is attributable to the completion of the Cuajone expansion in 1998.

Cash used for financing activities for the six months ended June 30, 1999 was $10.0 million, $29.0 million in the comparable 1998 period. Dividends paid to shareholders were $4.4 million in the 1999 six-month period and $22.4 million in the 1998 six-month period.

Liquidity and Capital Resources: At June 30, 1999, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 16.9% compared to 17.2% at December 31, 1998. Debt at June 30, 1999 was $229.4 million, compared to $234.2 million at the end of 1998. Additional indebtedness permitted under terms of the most restrictive of the Company's credit agreements totaled $882.5 million at June 30, 1999.

The Company expects that it will meet its cash requirements for 1999 and beyond from internally generated funds, cash on hand, from borrowings under existing credit facilities and from additional external financing.

In the second quarter of 1999, the Company paid a dividend to shareholders of $2.0 million or 2.5 cents per share, compared with $6.4 million or 8 cents per share in the same period of 1998. On July 26, 1999, the Company declared a quarterly dividend of 2.2 cents per share payable August 31, 1999 to stockholders of record at the close of business on August 17, 1999.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. The Company has identified three systems that are not Y2K compliant. These systems are being replaced and are expected to be operational by the third quarter of 1999. As of June 30, 1999, approximately 96% of the Company's computerized information system have been tested and are Y2K compliant with the remainder expected to be tested and be Y2K compliant by the third quarter of 1999. The Company continues to test these systems where appropriate.

Under the third phase of the program the Company has sent detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance. As of June 30, 1999, the Company received confirmations from approximately 70% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance. The third phase of the program is expected to be completed in the third quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results, the significance of which would depend on the length and severity of the disruption. In response to a request from the Company, a detailed plan to ensure Y2K compliance by the Company's principal electrical power supplier was received. The Company is monitoring this plan. The Company will complete a contingency plan for each of its principal operating services during the third quarter of 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

As of June 30, 1999, the Company had spent approximately $1.0 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $0.3 million to complete phases two and three of the program.

The above estimates and conclusions contain forward-looking statements and are based on management's best estimate of future events. Actual results could differ materially depending on the availability of resources and the Company's ability to identify and correct all Y2K issues.


Impact of New Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was supposed to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.


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

PricewaterhouseCoopers LLP




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of June 30, 1999 and the related condensed consolidated statements of earnings and cash flows for each of the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





PricewaterhouseCoopers LLP




New York, New York
July 16, 1999

                           PART II - OTHER INFORMATION


Item 6(a) - Exhibits on Form 10Q


                                                     EXHIBIT INDEX


Exhibit

   15                   Independent Accountants' Awareness Letter

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOUTHERN PERU COPPER CORPORATION
                                                    (Registrant)




Date: August 9, 1999                                 /s/ Thomas J. Findley, Jr.
                                                     --------------------------
                                                     Thomas J. Findley, Jr.
                                                     Vice President and
                                                     Chief Financial Officer



Date: August 9, 1999                                 /s/ Brendan M. O'Grady
                                                     ----------------------
                                                     Brendan M. O'Grady
                                                     Comptroller

                                                              Exhibit 15
PricewaterhouseCoopers LLP



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 16, 1999 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 and included in this Form 10-Q for the quarter ended June 30,1999 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 333-02736 and 333-40293). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement within the meaning of Sections 7 and 11 of that Act.




PricewaterhouseCoopers LLP


New York, New York
August 9, 1999