Form 10-Q
period 1999-09-30
SOUTHERN PERU COPPER CORP/
filed 1999-11-15
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1999
                                  Third Quarter
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999              Commission file number 1-14066



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

                                                         Yes   X     No ____


As of October 31, 1999 there were outstanding 14,018,862 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.


                        Southern Peru Copper Corporation
                        Southern Peru Copper Corporation
                                and Subsidiaries


                               INDEX TO FORM 10-Q


                                                                               Page No.

      Part I.  Financial Information:

      Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statement of Earnings
                    Three Months and Nine Months
                 Ended September 30, 1999 and 1998                                 2

                  Condensed Consolidated Balance Sheet
                    September 30, 1999 and December 31, 1998                       3

                  Condensed Consolidated Statement of Cash Flows
                    Three Months and Nine Months
                 Ended September 30, 1999 and 1998                                 4

                  Notes to Condensed Consolidated Financial Statements            5-6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                        7-13

      Report of Independent Accountants                                           14


      Part II.  Other Information:

      Item 6   Exhibit and Report on Form 8-K                                     15


      Signatures                                                                  16

      Exhibit 15 - Independent Accountants' Awareness Letter



                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)
                                                       3 Months Ended                     9 Months Ended
                                                      September 30,                       September 30,
                                                  1999             1998              1999              1998
                                                          (in thousands, except for per share data)

Net sales:
 Stockholders and affiliates                       $      -         $   6,680          $      -         $  19,056
 Others                                             156,086           167,107           412,404           459,664
      Total net sales                               156,086           173,787           412,404           478,720

Operating costs and expenses:
 Cost of sales                                      105,816           117,386           290,928           328,920
 Administrative and other expenses                   11,585             9,774            31,111            34,491
 Depreciation and depletion                          18,017            15,145            53,675            44,523
 Exploration expense                                  2,085             1,252             4,551             3,419
  Total operating costs and expenses                137,503           143,557           380,265           411,353

  Operating income                                   18,583            30,230            32,139            67,367

Interest income                                       1,729             3,626             6,947            12,610
Other income                                          1,021               212             2,663             8,940
Interest expense                                     (4,089)           (4,214)          (13,589)          (12,458)


Earnings before taxes on income
 and minority interest of labor shares               17,244            29,854            28,160            76,459

Taxes on income                                       5,173             9,553             8,447            24,467

Minority interest of labor shares in
 income of Peruvian Branch                              (10)              410                 1               808

Net earnings                                        $12,081         $  19,891         $  19,712         $  51,184

Per common share amounts:
 Net earnings - basic and diluted                    $0.15            $ 0.25             $0.25            $ 0.64
 Dividends paid                                    $ 0.022            $ 0.11           $ 0.077            $ 0.39

Weighted average common shares outstanding:
     Basic                                          79,870            79,850            79,865            79,936
                            Diluted                 79,910            79,859            79,884            79,943

The accompanying notes are an integral part of these financial statements.


                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                         September 30,         December 31,
                                                              1999                 1998
                                                                   (in thousands)
   ASSETS
     Cash and cash equivalents                              $  102,854            $  175,948
     Marketable securities                                           -                22,152
     Accounts receivable, net                                   65,526                64,561
     Inventories                                               101,986                88,951
     Other assets                                               57,232                58,450
       Total current assets                                    327,598               410,062

   Net property                                              1,193,983             1,088,557
   Other assets                                                 26,248                27,218
         Total Assets                                       $1,547,829            $1,525,837

   LIABILITIES
   Current liabilities:
     Current portion of long-term debt                      $   19,108            $   13,683
     Accounts payable                                           54,575                48,497
     Accrued liabilities                                        38,393                34,836
       Total current liabilities                               112,076                97,016

   Long-term debt                                              210,258               220,525
   Deferred credits                                              9,305                15,722
   Deferred income taxes                                        66,901                56,700
   Other liabilities                                            12,282                10,951
       Total non-current liabilities                           298,746               303,898

   Minority interest of labor shares
     in the Peruvian Branch                                     14,853                16,331

   STOCKHOLDERS' EQUITY
   Common stock (a)                                            261,363               261,363
   Retained earnings                                           860,791               847,229
         Total Stockholders' Equity                          1,122,154             1,108,592

         Total Liabilities, Minority
          Interest & Stockholders' Equity                   $1,547,829            $1,525,837

   (a) Common shares: Authorized                               34,099               34,099
                               Outstanding                     13,969               13,950
       Class A common shares Authorized
         and Outstanding                                       65,901               65,901

The accompanying notes are an integral part of these financial statements.


                                                  Southern Peru Copper Corporation
                                                           and Subsidiaries

                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (unaudited)


                                                                3 Months Ended                   9 Months Ended
                                                                 September 30,                   September 30,
                                                             1999             1998            1999            1998
                                                                                (in thousands)
OPERATING ACTIVITIES
  Net earnings                                              $ 12,081       $ 19,891         $  19,712        $ 51,184
  Adjustments to reconcile net earnings to
   net cash provided from operating activities:
      Depreciation and depletion                              18,017         15,145            53,675          44,523
      Provision (benefit) for deferred income taxes            4,717          7,218             9,791          11,415
      Minority interest of labor shares                          (10)           410                 1             808
      Cash provided from (used for) operating
       assets and liabilities:
      Accounts receivable                                      4,491         (9,181)           (1,817)          3,232
      Inventories                                            (12,943)         6,604           (13,035)          4,949
      Accounts payable and accrued liabilities                 9,993          1,372             8,501          (1,571)
      Other operating assets and liabilities                   3,063          5,201             7,355          16,139
      Foreign currency transaction losses (gains)                932          1,093             2,162           1,916

Net cash provided from operating activities                   40,341         47,753            86,345         132,595

INVESTING ACTIVITIES
  Capital expenditures                                       (69,970)       (61,708)         (167,656)       (189,453)
  Purchases of held-to-maturity investments                        -        (13,291)          (54,990)        (40,480)
  Proceeds from held-to-maturity investments                  30,520            800            77,142         180,703
  Sales of property                                               12              6               516             244

Net cash used for investing  activities                      (39,438)       (74,193)         (144,988)        (48,986)

FINANCING ACTIVITIES
  Debt repayment                                                   -              -            (6,842)         (6,841)
  Proceeds from borrowings                                         -              -             2,000               -
  Escrow (deposits) withdrawals on long-term loans                 -         (5,016)              (67)          1,984
  Dividends paid to common stockholders                       (1,757)        (8,784)           (6,150)        (31,154)
  Distributions to minority interest                             (33)          (177)             (119)           (703)
  Net treasury stock transactions                                  -              -                 -          (3,001)
  Purchases of labor shares                                   (1,459)          (381)           (2,104)         (3,624)

Net cash used for financing activities                        (3,249)       (14,358)          (13,282)        (43,339)

Effect of exchange rate changes on cash                         (716)          (586)           (1,169)           (947)

Increase (decrease) in cash and cash equivalents              (3,062)       (41,384)          (73,094)         39,323
Cash and cash equivalents, at beginning of period            105,916        207,198           175,948         126,491

Cash and cash equivalents, at end of period                 $102,854       $165,814          $102,854        $165,814

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of Southern Peru Copper Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K.

B. The Company's third quarter 1999 results include a $5.6 million pre-tax charge ($3.6 million after-tax) for severance costs associated with the Company's ongoing cost reduction program. The severance costs accrued are for 337 employees at the Company's locations in Peru and Miami, Florida. Approximately $3.8 million of the provision is included as a cost of sales deduction on the Company's statement of earnings, and $1.8 million is included in administrative expense as it relates to non-operating personnel. Payments in the amount of $0.6 million were made against this accrual in the third quarter of 1999.

C.       Inventories were as follows:
     (in millions)
                                                  September 30,    December 31,
                                                        1999            1998
     Metals at lower of average cost or market:
          Finished goods                                $1.4           $ 1.5
          Work-in-process                               47.1            37.9
     Supplies at average cost, net of reserves          53.5            49.5
     Total inventories                                $ 102.0           $88.9


D. At September 30, 1999, the Company has recorded sales of 0.4 million pounds of copper, at a provisional price of $0.80 per pound. These sales are subject to final pricing based on the average monthly LME copper prices in the month of settlement which will occur in the fourth quarter of 1999.

E.       Financial Instruments:

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

     Foreign currency: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date. The Company has entered into currency swap agreement on a portion of its capital cost contracted in euros.

F.       Commitments and Contingencies:

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


G.       Impact of New Accounting Standards:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $12.1 million, or 15 cents per common share, for the third quarter ended September 30, 1999 compared with net earnings of $19.9 million, or 25 cents per common share, for the third quarter of 1998. For the first nine months of 1999, net earnings were $19.7 million or 25 cents per common share, compared to $51.2 million, or 64 cents per common share, for the same period of 1998. Results for the third quarter and the first nine months of 1999 include an after-tax charge of $3.6 million ($5.6 million pre-tax), or 5 cents per share, for severance costs associated with the Company's ongoing cost-reduction program. The Company's results for the first nine months of 1998 include a $10.0 million pre-tax charge ($6.0 million after-tax), recorded in the first quarter of 1998, for severance costs associated with the Company's cost reduction program.

The decrease in earnings in the third quarter of 1999 is primarily attributable to severance costs related to the Company's ongoing cost-reduction effort, and lower realized copper prices when compared with the third quarter of 1998. Since the Company prices most copper sales in the month prior to shipment and the average LME price for copper in the three pricing months was 71 cents, the full benefit of the increase in the LME price in the third quarter of 1999 will not be realized until the fourth quarter of 1999.

The Company's 1999 third quarter results benefited from an estimated $2.4 million in realized pre-tax savings from the Company's cost reduction program. For the nine months ended September 30, 1999 the pre-tax savings from the cost reduction program are estimated to be $25.4 million and the program is expected to improve full year 1999 pre-tax earnings by $30.0 million.

Mine copper production increased 16.2% to 184.8 million pounds in the third quarter of 1999 compared with third quarter of last year. This increase of 25.8 million pounds was due to increased production from the Cuajone mine, following completion of the mine expansion at Cuajone in the first quarter. Copper sales volume, however, was 16.9 million pounds lower in the third quarter of 1999 compared to the third quarter of 1998 as the Company sold blister copper produced from purchased concentrates in 1998.

The Company's $1.2 billion expansion and modernization program is progressing on schedule. The Cuajone mine expansion completed earlier this year reached target ore throughput rates during the second quarter of 1999. Rainy conditions in the first quarter of the year and metallurgical difficulties with the ore reduced copper production by an estimated 80 million pounds during the first nine months of 1999. The expansion of the Toquepala solvent extraction/electrowinning (SX/EW) facility, which will increase annual production 26% to 124 million pounds, was completed in the third quarter of this year. Engineering work on the Company's expansion and modernization of the Ilo smelter is continuing.

In early October, the Company reported increased proven and probable ore reserves at the Toquepala mine. The sulfide ore reserves at In early October, the Company reported increased proven and probable ore reserves at the Toquepala mine. The sulfide ore reserves at Toquepala increased 161% to 770 million tons and leachable reserves increased 166% to 1,931 million tons. Drilling programs have further indicated 247 million tons of mineralized material grading .68% copper. Full definition of this material is expected to be completed in 2000.

In addition, in October 1999 the Company reported preliminary drilling results at its Los Chancas exploration project in Southern Peru, which indicated the presence of a porphyry copper deposit. Additional drilling will be necessary to define the extent of mineralization.

Inflation and Devaluation of Peruvian Sol: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended September 30, 1999 the inflation and devaluation rates were 0.9% and 3.8%, respectively, and for the nine month period ended September 30, 1999, the inflation and devaluation rates were 3.1% and 9.6%, respectively.

Net Sales: Net sales in the third quarter of 1999 decreased $17.7 million to $156.1 million from the comparable period in 1998. Net sales for the first nine months of 1999 totaled $412.4 million, compared with $478.7 million for the same period of 1998. The decrease in net sales was a result of lower realized copper prices in 1999 and a decrease in sales volume of 16.9 million pounds in the third quarter of 1999 and 4.2 million pounds in the first nine months of 1999.

At September 30, 1999, the Company has recorded sales on 0.4 million pounds of copper, at a provisional price of $0.80 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement which will occur in the fourth quarter of 1999.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the New York Commodity Exchange (COMEX) or as published in Platt's Metals Week for Dealer Oxide Mean prices for molybdenum products.

                                      Three Months Ended                  Nine Months Ended
                                        September 30,                       September 30,
Price/Volume Data:                   1999              1998                1999            1998

Average Metal Prices:
Copper (per pound-LME)                 $0.76             $0.74               $0.69           $0.77
Molybdenum (per pound)                 $2.68             $3.28               $2.67           $3.75
Silver (per ounce-COMEX)               $5.24             $5.18               $5.21           $5.70

Sales Volume (in thousands):
Copper (pounds)                      199,000           215,900             548,900         553,100
Molybdenum (pounds) (1)                3,018             2,449               8,570           8,030
Silver (ounces)                          987               910               2,294           2,428


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

Earnings include pre-tax gains from option sales and exercises of $7.2 million in the first nine months of 1998. At September 30, 1999, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of September 30, 1999 and December 31, 1998, the Company had the following fuel swap agreements:



                                                                                         Weighted Average
                                                                 Quantity               Contract Price
     Fuel Type                           Period                 (barrels)               (per barrel)

     September 30,1999
     Residual Oil                  10/99-12/99                     521,700                  $11.02
     Residual Oil                   1/00-12/00                   1,468,800                  $12.80
     Diesel Fuel                   10/99-12/99                     159,000                  $18.06
     Diesel Fuel                    1/00-12/00                     504,000                  $19.32

     December 31, 1998
     Residual Oil                   1/99-9/99                    1,095,000                   $9.84
     Diesel Fuel                    1/99-9/99                      432,000                  $15.80

The unrealized gain in the Company's fuel swap positions at September 30, 1999 was $11.8 million. The effect of a hypothetical 10 percent decrease from September 30, 1999 fuel prices would be to reduce the unrealized gain on fuel swaps by $4.9 million.

In the third quarter of 1999, the Company's production costs would have been $4.8 million higher if this exposure had not been hedged.

Foreign currency: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date. The Company has entered into currency swap agreements on a portion of its capital cost contracted in euros.

As of September 30, 1999 the Company had the following currency swap agreements:

                                  US$           Euros     Forward Exchange Rate
     Maturity Date       (in millions)
     1/31/2000                     2.6           2.3                1.1189
     7/31/2000                     9.1           8.0                1.1341
     10/31/2000                    8.5           7.4                1.1419
     12/29/2000                    6.5           5.7                1.1467
     3/31/2001                     2.6           2.3                1.1535
     4/30/2001                     3.3           2.9                1.1559

The unrealized loss in the Company's currency swap position at September 30, 1999 was $1.3 million. A hypothetical 10 percent decrease from September 30, 1999 rates, would increase the unrealized loss on currency swaps by $3.1 million. The full cost of the currency swap amounts as acquired will, when exercised, be included in the cost of the capital asset for which these swaps were obtained.

Operating Costs and Expenses: Operating costs and expenses were $137.5 million in the third quarter of 1999 compared with $143.6 million in the third quarter of 1998. In the nine months ended September 30, 1999, operating costs and expenses were $380.3 million, compared with $411.4 million in the comparable 1998 period.

Cost of sales for the three month and nine month periods ended September 30, 1999 was $105.8 million and $290.9 million, respectively, compared with $117.4 million and $328.9 million in the comparable 1998 periods. The decrease in the third quarter 1999 is principally due to reduced sales volume of copper processed from purchased concentrates. The decrease was partially offset by a provision of $3.8 million for severance cost related to the Company's cost reduction program (an additional $1.8 million was charged as an administrative cost). The cost decrease in the nine month 1999 period also reflects the effect of reduced sales of purchased material, as well as savings generated by the Company's cost reduction program. In addition, the nine month 1998 period included a charge of $7.2 million for severance costs (an additional $2.8 million was charged as an administrative cost).

Depreciation expense for the three and nine month periods ended September 30, 1999 was $18.0 million and $53.7 million, respectively, compared with $15.1 million and $44.5 million in the comparable 1998 periods. The higher 1999 depreciation includes depreciation of the assets of the Cuajone mine expansion project, which was completed in early 1999.

Non-Operating Items:"Other income" for the nine months ended September 30, 1998 include a $5.3 million insurance settlement related to rain damage incurred in 1997.

Interest income was $1.7 million in the third quarter of 1999 and $6.9 million for the first nine months of 1999, as compared to $3.6 million and $12.6 million, respectively, in the comparable 1998 periods. The decrease reflects lower invested balances as Company funds were used for the expansion and modernization program.

Taxes on Income: Taxes on income for the three months ended September 30, 1999 were $5.2 million, compared with $9.6 million for the third quarter of 1998. The decrease was principally due to lower earnings in 1999.

Cash Flows:

Third Quarter: Net cash provided from operating activities was $40.3 million in the third quarter of 1999, compared with $47.8 million in the comparable 1998 period. The decrease was primarily the result of lower realized copper prices.

Net cash used for investing activities was $39.4 million in the third quarter of 1999 and included $70.0 million for capital expenditures which were in part funded by $30.5 million of proceeds from held-to-maturity investments. In the third quarter of 1998, net cash used for investing activities was $74.2 million and was principally due to $61.7 million of capital expenditures and $13.3 million of purchases of held-to-maturity investments.

Net cash used for financing activities in the third quarter of 1999 was $3.2 million, compared with $14.4 million for the third quarter of 1998. The third quarter of 1999 includes a dividend distribution of $1.8 million and $1.5 million used to repurchase labor shares. The third quarter of 1998 included a dividend distribution of $8.8 million and $5.0 million of funds deposited to escrow accounts.

Nine Months: Net cash provided from operating activities was $86.3 million for the nine month period ended September 30, 1999, compared with $132.6 million in the corresponding 1998 period. The decrease was primarily caused by lower copper prices and changes in operating assets and liabilities.

Net cash used for investing activities was $145.0 million in the nine month period ended September 30, 1999 and was primarily due to $167.7 million for capital expenditures, less $22.2 million of net funds provided from held-to-maturity investments. In the nine month period ended September 30, 1998, net cash used for investing activities was $49.0 million and was primarily due to $189.5 million for capital expenditures, less $140.2 million of net funds provided from held-to-maturity investments. The decrease in capital expenditures in the nine months ended September 30, 1999 as compared to the 1998 period is attributable to the completion of the Cuajone expansion in the first quarter of 1999 partially offset by investments made in the Toquepala solvent extraction/electrowinning (SX/EW) facility and other projects.

Cash used for financing activities for the nine months ended September 30, 1999 was $13.3 million and $43.3 million in the comparable 1998 period. Dividends paid to shareholders were $6.2 million in the 1999 nine-month period and $31.2 million in the 1998 nine-month period.

Liquidity and Capital Resources: At September 30, 1999, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 16.8% compared to 17.2% at December 31, 1998. Debt at September 30, 1999 was $229.4 million compared to $234.2 million at the end of 1998. Additional indebtedness permitted under terms of the most restrictive of the Company's credit agreements totaled $892.8 million at September 30, 1999.

The Company expects that it will meet its cash requirements for 1999 and beyond from internally generated funds, cash on hand, from borrowings under existing credit facilities and from additional external financing.

In the third quarter of 1999, the Company paid a dividend to shareholders of $1.8 million or 2.2 cents per share, compared with $8.8 million or 11 cents per share in the same period of 1998. On November 4, 1999, the Company declared a quarterly dividend of 7.5 cents per share payable December 6, 1999 to stockholders of record at the close of business on November 19, 1999.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.


Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. As of September 30, 1999, approximately 98% of the Company's systems have been tested and are Y2K compliant with the remainder expected to be tested and be Y2K compliant by the fourth quarter of 1999. The Company continues to test these systems where appropriate.

As of September 30, 1999, the Company had spent approximately $1.2 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur an additional $0.1 million to complete the program. Phase three of the program, which involved the Company sending detailed information requests to their principal customers, suppliers and service providers to determine the status of their Y2K compliance, has been completed. The Company will have further contact with those who have not responded or have indicated further work was required to achieve Y2K compliance, but none are critical to the Company's operations.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results, the significance of which would depend on the length and severity of the disruption. In response to a request from the Company, a detailed plan to ensure Y2K compliance by the Company's principal electrical power supplier was received. The Company is monitoring this plan. The Company has completed a contingency plan for each of its principal operating services during the third quarter of 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

The above estimates and conclusions contain forward-looking statements and are based on management's best estimate of future events. Actual results could differ materially depending on the availability of resources and the Company's ability to identify and correct all Y2K issues.


Impact of New Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.

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

PricewaterhouseCoopers LLP




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Southern Peru Copper Corporation:


We have reviewed the condensed consolidated balance sheet of Southern Peru Copper Corporation and Subsidiaries as of September 30, 1999 and the related condensed consolidated statements of earnings and cash flows for each of the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





PricewaterhouseCoopers LLP




New York, New York
October 18, 1999

                                                     PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K


(a)      The following Exhibit is filed as part of this report:


          15.      Independent Accountants' Awareness Letter

(b)      Report on Form 8-K:


          1. Report on Form 8-K filed October 7, 1999, enclosing a press release
          issued  by  the  Company  dated  October  7,  1999,   which  announces
          significant new mineralization at the Toquepala Mine.

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


                        SOUTHERN PERU COPPER CORPORATION
                                                                 (Registrant)




Date: November 12, 1999                       /s/ Thomas J. Findley, Jr.
                                                       Thomas J. Findley, Jr.
                                                       Vice President and
                                                       Chief Financial Officer



Date: November 12, 1999                       /s/ Brendan M. O'Grady
                                                       Brendan M. O'Grady
                                                       Comptroller

                                                                  Exhibit 15
PricewaterhouseCoopers LLP



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 15, 1999 on our review of the interim financial information of Southern Peru Copper Corporation and Subsidiaries as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 and included in this Form 10-Q for the quarter ended September 30,1999 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 333-02736 and 333-40293). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement within the meaning of Sections 7 and 11 of that Act.




PricewaterhouseCoopers LLP


New York, New York
November 12, 1999