Form 10-K
period 1999-12-31
SOUTHERN PERU COPPER CORP/
filed 2000-03-15
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 1999 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number: 1-14066
                          -----------------                             --------

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3849074
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    180 Maiden Lane, New York, N.Y.            10038
               -----------------------------------------------------
               (Address of principal executive offices)    (Zip code)

       Registrant's telephone number, including area code: (212) 510-2000
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
              Title of each class                      on which registered
   ---------------------------------------           -----------------------
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

                                                       Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

As of February 29, 2000, there were of record 14,097,092 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by nonaffiliates was approximately $215 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on May 9, 2000.
Part IV:   Exhibit index is on page B1 through B3.

                                                                              A1


                                     PART I

Item 1. Business

                                   THE COMPANY

The Company, an integrated producer of copper, operates mining, smelting and refining facilities in the southern part of Peru. Southern Peru Copper Corporation was reorganized into a holding company structure effective January 2, 1996, upon completion of a public offer to exchange newly issued Common Stock for outstanding labor shares of the Company's Peruvian Branch ("Labor Shares") called "Investment Shares" as of December 31, 1998. Effective December 31, 1998, the Company's predecessor and wholly owned operating subsidiary, Southern Peru Limited, was merged into the Company.

The Company, incorporated in 1952 was reorganized in 1955 and has conducted copper mining operations since 1960. Pursuant to Peruvian law, the Company conducts its operations in Peru through a registered branch (the "Branch"). The Branch is not a corporation separate from the Company. It is, however, an establishment, registered pursuant to Peruvian law, through which the Company holds assets, incurs liabilities and conducts operations in Peru. Although it has neither its own capital nor liability separate from that of the Company, it is deemed to have an equity capital for purposes of determining the economic interest of holders of investment shares. Investment shares are non-voting ownership interests distributed to workers in accordance with former Peruvian laws. The Branch comprises substantially all the assets and liabilities of the Company associated with its copper operations in Peru.

Throughout this report, unless the context otherwise requires, the terms "Southern Peru", "SPCC" and "the Company" refer to the present corporation and its consolidated subsidiaries as well as its predecessor. In addition, throughout this report, unless otherwise noted, all tonnages are in metric tons. To convert to short tons, multiply by 1.102. All distances are in kilometers. To convert to miles, multiply by 0.62137. All ounces are troy ounces.

On November 15, 1999, ASARCO Incorporated (ASARCO) transferred all of its holdings of SPCC to Southern Peru Holdings Corporation, a wholly-owned subsidiary of ASARCO. On November 17, 1999, Grupo Mexico S.A. de C.V. ("Grupo Mexico") acquired all the holdings of ASARCO following a tender offer and purchase of all outstanding common stock of ASARCO.

At December 31, 1999 the stockholders in the Company were Southern Peru Holdings Corporation, a subsidiary of ASARCO (54.2%), a subsidiary of Cerro Trading Company, Inc.(14.2%), Phelps Dodge Overseas Capital Corporation (14.0%) and common stockholders (17.6%).

Reference is made to the following Financial Statement footnote included in this report: Net Sales in Note 7.

                              CAUTIONARY STATEMENT

Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company's products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metals prices on commodity exchanges, which can be volatile.

Additional business information follows:

                                                                              A2


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

                              REVIEW OF OPERATIONS

SPCC operates the Toquepala and Cuajone mines, high in the Andes, approximately 984 kilometers southeast of Lima. It also operates a smelter and refinery west of the mines at the Pacific Ocean coast City of Ilo, Peru. SPCC is one of Peru's leading companies and one of the 10 largest private-sector copper mining companies in the world.

Mine copper production at SPCC increased in 1999 due principally to higher throughput at the Cuajone mine, following completion of the mine expansion. The rainy conditions in the first quarter of the year and metallurgical difficulties with the ore reduced copper production by an estimated 80 million pounds during the twelve months of 1999. Improved operations at the Ilo copper refinery and completion of the Toquepala SX/EW facility, increased 1999 refined copper production.

The Cuajone mine expansion completed earlier this year reached target ore throughput rate during the second quarter 1999. The expansion of the Toquepala SX/EW facility, which will increase annual production to 56,250 tons, was completed in the third quarter of this year. The Company's investment program includes continuing expansion of the Toquepala mining unit, expansion of the concentrator and adding equipment in the pit. Likewise, modernization of the mining equipment at Cuajone will continue and a possible expansion of the leaching section of such unit and the construction of a SX/EW plant is being analyzed. Special emphasis will be given to the modernization of the Ilo smelter, in order to improve its efficiency, its production volume and significantly increase the capture of sulfur dioxide, to comply with environmental agreements and requirements.

MINING OPERATIONS

Total mined copper production at SPCC increased 11.9% in 1999, compared with 1998, due to higher production at Cuajone and the beginning of operations in the fourth quarter of the SX/EW plant expansion.

Cuajone production increased 20.4% in 1999 to 380 million pounds of copper due principally to higher throughput at the Cuajone mine, following completion of the mine expansion. Concentrator throughput for the year was
28.6 million tons of ore producing 690,000 tons of copper concentrates. The rainy conditions in the first quarter of the year and metallurgical difficulties with the ore reduced copper production by an estimated 80 million pounds from planned levels during the twelve months of 1999.

Toquepala mine production increased 3.9% in 1999 to 256 million pounds of copper due to an increase in ore grade. The Toquepala concentrator milled 16.2 million tons of ore. Together, the two mines produced 3.4 million ounces of silver and
12.1 million pounds of molybdenum as by-products.

                                                                              A3


SX/EW OPERATIONS

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. An expansion of the facility was completed in the third quarter of 1999 increasing annual production to 56,250 tons. The facility produced 49,500 tons in 1999 compared to 47,000 tons in 1998. This represents 5.2 million pounds more copper over 1998 production.

ORE RESERVES

SPCC has identified substantial geologic resources. In October 1999, the Company reported a substantial increase in proven and probable ore reserves at the Toquepala mine. At year-end 1999, probable sulfide reserves totaled 692 million tons with an average copper grade of 0.74% at Toquepala and 1,242 million tons with an average copper grade of 0.64% at Cuajone. In addition, the Company has leachable ore, Toquepala with 1,732 million tons with ore grade of 0.20% and Cuajone with 62 million tons with ore grade of 0.49%.

SMELTING AND REFINING OPERATIONS

The Ilo smelter increased concentrate processed by 4.3% in 1999 as compared to the prior year. Smelting of SPCC concentrates increased by 17.8%, replacing higher-grade copper concentrate from third parties. As a result, blister production decreased by 1.5% in 1999 as compared to 1998.

SPCC's total refined copper production, including the 109.2 million pounds from the SX/EW plant, increased 2.2% to 662.0 million pounds in 1999 from 647.4 million pounds in 1998. Refined production from the Ilo refinery reached 552.7 million pounds in 1999, an increase of 1.7% from 1998 due to efficiency gains at the plant.

The SX/EW expansion was completed during the third quarter of 1999 increasing this facility's production by 5.0% when compared to the prior year.

SPCC's Ilo smelter provides feed for the refinery. Blister copper produced by the smelter exceeds the refinery's capacity and the excess is sold to other refineries around the world.

EXPANSION AND MODERNIZATION PROGRAM

Expansion and modernization programs announced in prior years are underway. Expansion of the Cuajone mine was finished in 1999 with an investment of $245 million. During 1999 the following major equipment was received for the Cuajone mine: one 4100 model P&H shovel with a capacity of 56 cubic yards, eight 793C model Caterpillar 240-short ton capacity trucks, one 100XP model P&H rotary drill, one 844 model Caterpillar wheel tractor and one LT1800 model Letorneau front-end loader with a capacity of 33 cubic yards. This equipment is already operating in the mine, with the exception of the P&H shovel, which will start operations in March 2000. The expansion of the SX/EW plant in Toquepala was finished in 1999 and is producing at its design capacity of 56,250 tons per year.

The project to expand and protect the Cuajone mine from maximum flooding of the Torata river is under construction and reached 40% completion at the end of 1999, with an investment of $36.0 million out of the $75.5 million budget. The Torata river will be diverted in June 2000 to allow the beginning of the Cuajone pit expansion.

Engineering studies for the Ilo smelter modernization and expansion project were continued introducing the most efficient technology, proven in other metallurgical facilities, looking not only to comply with Peruvian environmental standards, but also to provide economic returns.

                                                                              A4


Feasibility studies for expansion of the Toquepala concentrator, its mine, the leaching section and a SX-EW plant at Cuajone are currently underway. Construction of these projects may begin in the year 2000 improving SPCC production capacity to over 900 million pounds of copper per year.

EXPLORATION

SPCC continues with its aggressive exploration program in Peru aimed at finding economically attractive copper-gold deposits. Currently, the Company owns 330,000 hectares of mining rights and has access to another 108,000 hectares through joint ventures and purchase options.

7,700 meters have been drilled at Los Chancas project. Preliminary results indicate up to 200 million tons of ore with a copper content superior to 1%; 0.08% molybdenum; and 0.12 gr./ton of gold. The expected stripping ratio is low. The first metallurgical tests indicate a ductile metal. More testing is underway to determine the best way to treat this material. The Tantahuatay project, in which SPCC has a 44% interest, has leacheable oxides containing a potential of 4 million gold ounces. Studies are currently underway to treat the arsenic content of the deposit and make feasible the exploitation of the important copper sulfides deposit located under the gold. Encouraging results have been found in other gold/copper exploration projects. Work on these prospects will continue during 2000.

ENVIRONMENT

With the operation of the sulfuric acid plant at the smelter in Ilo, which was expanded to 317,500 tons per year and the Supplementary Control Program (SCP) to control sulfur dioxide emissions by curtailing production during periods of adverse weather, there has been an improvement of air quality in the Ilo area. Part of the acid produced is used by the company to leach ore at its SX/EW operation; the balance is sold in regional markets.

                                                                              A5


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

During 1999, 1998 and 1997, substantially all of the Company's copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in Latin America. A substantial portion of SPCC's copper sales is made under annual contracts to industrial users. Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result there is little seasonality in SPCC sales volumes.

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

                                    EMPLOYEES

At December 31, 1999 the Company employed 3,844 persons, about fifty-eight percent of whom were covered by labor agreements with nine labor unions. There were no labor strikes in 1999.

                       ENERGY MATTERS AND WATER RESOURCES

Electric power for the Company's operating facilities is generated by a thermal electric plant owned and operated by Enersur S.A. and located adjacent to the Ilo smelter. Power generation capacity is currently 150 megawatts. In addition, the Company has 30 megawatts of power generation capacity from waste heat boilers in the smelter and two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit.

In 1997, the Company sold its Ilo power plant to Enersur S.A. and entered into a 20-year power purchase agreement. The power purchase agreement contains provisions obligating Enersur S.A. to construct additional capacity upon notice to meet the Company's increased electricity requirements from the planned expansion and modernization. The parties also entered into an agreement for the sharing of certain services between the power plant and the Company's smelter at Ilo. Under this agreement, the Company's cost of power has increased somewhat from its 1996 level, while the Company has benefited by avoiding significant capital expenditures required to meet the needs of the expanded operations.

SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from Lake Suches.

                                                                              A6


                              ENVIRONMENTAL MATTERS

The Company anticipates spending $50 million for environmental control capital expenditures in 2000. Capital expenditures in connection with environmental projects were approximately $41.6 million in 1999, $25.3 million in 1998 and $47.8 million in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Matters" which is herein incorporated by reference.

                                   CONCESSIONS

The Company has concessions from the Peruvian government for its exploration, exploitation, extraction and/or production operations (collectively, the "Concessions"). The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $2 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 1999 were approximately $1.2 million.

                                REPUBLIC OF PERU

Substantially all of the Company's revenues are derived from the Toquepala mine, the Cuajone mine, the SX/EW facility and the smelter and refinery at Ilo, all of which are located within a 48-kilometer radius in the southern part of Peru. Risks attendant to the Company's operations in Peru include those associated with economic and political conditions, effects of currency fluctuations and inflation, effects of government regulations and the geographic concentration of the Company's operations.

                                                                              A7


Item 2. Properties

                                   FACILITIES

The Company's principal executive offices are located at 180 Maiden Lane, New York, New York 10038 and Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru. At December 31, 1999, the Company, through its Peruvian Branch, has 100% interest in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government. See Item 1 "Business--Concessions". The Company owns, through the Branch, its offices in Lima. Its offices in New York are located in space leased to it by Asarco. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

The offices and the Company's major facilities, together with production commencement dates, are listed below:

                    PERU                                UNITED STATES
                    ----                                -------------

     Toquepala Mine -- southern Peru (1960)    Executive Offices -- New York, NY
     Cuajone Mine -- southern Peru (1976)
     SX/EW Facility -- southern Peru (1995)
     Ilo Smelter --  Ilo, Peru (1960)
     Ilo Refinery -- Ilo, Peru (1994-SPCC)
     Acid Plant -- Ilo, Peru (1995)
     Executive Offices -- Lima, Peru

The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities and a port at Ilo, which are located approximately 196 rail kilometers from the two mines sites, which are at elevations ranging from 3,220 to 3,330 meters. In addition, the Company provides housing, hospitals and schools for employees and their families.

                                                                              A8


METAL PRODUCTION STATISTICS

                                                      1999       1998       1997       1996       1995
--------------------------------------------------------------------------------------------------------
Copper Production

MINES (contained copper in thousands of pounds)
Toquepala                                            256,387    246,783    246,818    252,928    256,128
Cuajone                                              379,995    315,640    340,551    332,014    290,982
SX/EW                                                109,225    104,026     98,153     93,170     10,012
--------------------------------------------------------------------------------------------------------
   Total Mines                                       745,607    666,449    685,522    678,112    557,122
--------------------------------------------------------------------------------------------------------

SMELTER (contained copper in thousands of pounds)
SPCC concentrates                                    605,150    536,036    575,061    589,994    537,522
Purchased concentrates                                32,986    111,732     63,679     43,614     96,934
--------------------------------------------------------------------------------------------------------
   Total Smelter                                     638,136    647,768    638,740    633,608    634,456
--------------------------------------------------------------------------------------------------------

REFINERIES (thousands of pounds of copper)
Ilo                                                  552,738    543,404    513,315    439,600    432,414
SX/EW                                                109,225    104,026     98,153     93,170     10,012
--------------------------------------------------------------------------------------------------------
   Total Refineries                                  661,963    647,430    611,468    532,770    442,426
--------------------------------------------------------------------------------------------------------

COPPER SALES (thousands of pounds)
Refined                                              553,246    542,786    514,320    439,400    436,638
In blister                                            66,169    105,374    110,412    162,418    200,592
Concentrates                                          21,433         17     19,955         --         --
SX/EW                                                109,024    103,937     99,297     92,472      9,374
--------------------------------------------------------------------------------------------------------
  Total sales of copper                              749,872    752,114    743,984    694,290    646,604
--------------------------------------------------------------------------------------------------------

LME average price (cents
   per pound)                                             71         75        103        104        133

Molybdenum
 (thousands of pounds contained in concentrate)
MINES
Toquepala                                              6,993      6,039      6,066      4,483      3,674
Cuajone                                                5,070      3,520      3,329      4,257      4,334
--------------------------------------------------------------------------------------------------------
   Total produced                                     12,063      9,559      9,395      8,740      8,008
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Sales of molybdenum
   In concentrate                                     11,836      9,677      9,398      8,813      8,402
--------------------------------------------------------------------------------------------------------

Metals Week Dealer
   Oxide mean price ($/lb.)                          $  2.65    $  3.41    $  4.30    $  3.78    $  7.90

                                                                              A9


                                       1999     1998     1997     1996     1995
--------------------------------------------------------------------------------

Silver (thousands of ounces)

--------------------------------------------------------------------------------
SMELTER (in blister)
Ilo - SPCC Concentrates                3,378    2,890    3,146    3,097    2,958
--------------------------------------------------------------------------------

REFINERY
Ilo                                    2,796    2,735    2,462    2,218    2,519
--------------------------------------------------------------------------------

SALES OF SILVER
Refined                                2,739    2,724    2,397    2,282    2,597
In blister                               497      564      576      828    1,164
In concentrates                           --       --      113       --       --
--------------------------------------------------------------------------------
   Total sales of silver               3,236    3,288    3,086    3,110    3,761
--------------------------------------------------------------------------------

COMEX average price ($/oz.)            $5.22    $5.51    $4.88    $5.18    $5.18

--------------------------------------------------------------------------------

                                                                             A10


METAL PRODUCTION STATISTICS

COPPER RESERVES

                              Mineral     Average             Metal Production
                             Reserves     Copper               Contained Metal
                               (000s      Content               (000s Pounds)
                               Tons)        (%)        -------------------------------
                            12/31/99     12/31/99        1999        1998       1997
                            --------     --------        ----        ----       ----
Toquepala    Sulfide         691,900       0.74         256,400     246,800    246,800
             Leachable     1,732,200       0.20         100,916      93,700     87,900

Cuajone      Sulfide       1,242,300       0.64         380,000     315,600    340,600
             Leachable        62,000       0.49           8,309      10,300     10,300

The Company has on going exploration programs in Peru.

The Company calculates its ore reserves by methods generally applied within the mining industry and in accordance with the regulations of the Securities and Exchange Commission. All mineral reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed by the extraction of their mineral content.

The following ore production information is provided:

                          1999                         1998                        1997
                          ----                         ----                        ----
                              Avg. Mill                     Avg. Mill                    Avg. Mill
                 Ore Milled    Recovery      Ore Milled      Recovery     Ore Milled      Recovery
                (000s Tons)    Rate (%)     (000s Tons)      Rate (%)     (000s Tons)     Rate (%)
              -------------------------------------------------------------------------------------
Toquepala         16,220        87.03%         16,339        88.49%         17,235         87.90%

Cuajone           28,607        72.31%         19,685        85.62%         19,703         87.00%

The following productive capacity is provided:

                                   Defined Capacity (a)
                                   --------------------
Ilo Smelter                           290,300 tons
Ilo Refinery                          245,000 tons
Toquepala - SX/EW                      56,250 tons

(a) SPCC's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.

                                                                             A11


Item 3. Legal Proceedings

Reference is made to the information under the caption "Litigation" in Financial Statement Footnote 19 "Commitments and Contingencies" on page A43 incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                                                             A12


Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 29, 2000, and their positions.

          Name                      Age                 Position
          ----                      ---                 --------

German Larrea Mota-Velasco          46       Chairman of the Board, CEO and Director
Oscar Gonzalez Rocha                61       President and Director
Daniel Tellechea Salido             54       Vice President, Finance
Genaro Larrea Mota-Velasco          39       Vice President, Commercial
Hector Calva Ruiz                   62       Vice President, Exploration and Development
Robert Ferri                        52       General Counsel and Secretary
Ernesto Duran Trinidad              46       Comptroller
Genaro Guerrero Diaz Mercado        40       Vice President and Treasurer

German Larrea Mota-Velasco, Chairman of the Board and Chief Executive Officer of SPCC since December 1999 and Director since November 1999. Chairman of the Board of Directors and Chief Executive Officer of Grupo Mexico (holding); Grupo Minero Mexico (mining division) and Grupo Ferroviario Mexicano (railroad division), since 1994. Previously Executive Vice Chairman of Grupo Mexico and member of the Board of Directors since 1981. Chairman and Chief Executive Officer of ASARCO Incorporated from November 1999 to present, and its President from November 1999 to January 2000.

      Oscar Gonzalez Rocha, President of SPCC since December 1999 and Director since November 1999. Managing Director for Mexicana de Cobre, S.A. de C.V. from 1986 to 1989 and of Mexicana de Cananea, S.A. de C.V. from 1990 to 1999. Alternate Director of Grupo Mexico since 1988 and a Director of ASARCO Incorporated from November 1999 to present.

      Daniel Tellechea Salido, Vice President, Finance of SPCC since December 1999 and Director since November 1999. Managing Director for Administration and Finance of Grupo Mexico since 1994 and an Alternate Director since 1998. Managing Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1993 and Director, Vice President and Chief Financial Officer of ASARCO Incorporated from November 1999 to present.

      Genaro Larrea Mota-Velasco, Vice President, Commercial of SPCC since December 1999 and Director since November 1999. Commercial Managing Director and a Director of Grupo Mexico since 1994. Director, Vice President and Chief Commercial Officer of ASARCO Incorporated from November 1999 to present.

      Hector Calva Ruiz, Vice President, Exploration and Development of SPCC since December 1999 and Director since November 1999. Managing Director for Exploration and Projects of Grupo Mexico since 1997 and an Alternate Director since 1998. Managing Director of Industrial Minera Mexico, S.A. de C.V. from 1984 to 1997 and Director of ASARCO Incorporated from November 1999 to present.

      Genaro Guerrero Diaz Mercado, Vice President and Treasurer. Treasurer of Grupo Mexico, S.A. de C.V. from 1994 to date.

      Ernesto Duran Trinidad, Comptroller. Comptroller of Grupo Mexico, S.A. de C.V. from 1994 to date. Comptroller of Mexicana de Cobre, S.A. de C.V. from 1983 to 1993.

      Robert Ferri, General Counsel and Secretary. Assistant General Counsel of ASARCO Incorporated, 1982-1987. Associate General Counsel, 1987-1996. Associate General Counsel and Secretary, 1995-1998. Senior Associate General Counsel and Secretary, 1998-1999. General Counsel and Secretary, ASARCO Incorporated, from November 1999 to present, and Vice President since January 2000 to present.

                                                                             A13


                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

At December 31, 1999, there were 3,281 holders of record of the Company's Common Stock. SPCC's Common Stock is traded on the New York Stock Exchange (NYSE) and the Lima Stock Exchange (BVL). The SPCC Common Stock symbol is PCU on the NYSE and PCUC1 on the BVL. The Common Stock commenced trading on the NYSE on a when issued basis on January 5, 1996. Regular way trading commenced January 12, 1996. On the BVL, the Common Stock commenced trading on January 5, 1996.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

                                             1999                                                     1998
                                             ----                                                     ----

                       ----------------------------------------------------     ---------------------------------------------------
       Quarters         1st       2nd        3rd       4th         Year          1st      2nd          3rd     4th       Year
                       ----------------------------------------------------     ---------------------------------------------------
Dividend per
   share               $0.03     $0.025     $0.022    $0.075       $0.152       $0.20     $0.08       $0.11    $0.12      $0.51

Stock market price
NYSE:
   High                $10-7/8   $15        $16-7/8   $18-1/16     $18-1/16     $15-1/8   $16-11/16   $13-1/2  $12-7/8    $16-11/16
   Low                 $8-7/16   $10-1/16   $13-5/8   $13-13/16    $8-7/16      $12-1/2   $13         $8-3/4   $8-15/16   $8-3/4

BVL:
   High                $10.66    $15.08     $16.95    $17.45       $17.45       $14.95    $16.50      $13.35   $12.70     $16.50
   Low                 $8.78     $10.12     $13.80    $14.01       $8.78        $12.40    $12.95      $8.93    $8.89      $8.89

On February 25, a dividend of $0.06 a share, totaling $4.8 million was declared, payable March 27, 2000. The Company's dividend policy will be reviewed at the next Board of Directors meeting taking into consideration the current intensive capital investment program, such as the expansion of mines, concentrator/leach plant, smelter and future cash flow generated from operations.

For a description of limitations on the ability of the Company to make dividend distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 14 to the Consolidated Financial Statements of the Company.

                                                                             A14


Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

(in millions, except per share and employee data)              1999             1998            1997          1996         1995
--------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings:
Net sales                                                       $585             $628           $814          $ 753        $ 929
Operating costs and expenses (1)                                 539              558            577            497          558
Operating income                                                  46               70            237            256          371
Minority interest of investment shares in
   income of Peruvian Branch                                      --               --              4              5           44
                                                          ----------------------------------------------------------------------
Net earnings                                                     $29              $55           $186          $ 181        $ 218
                                                          ----------------------------------------------------------------------

Per Share Amounts:
Net earnings - basic and diluted                               $0.37            $0.68          $2.32         $ 2.25       $ 3.31
Dividends paid                                                $0.152            $0.51          $1.26         $ 1.47       $ 1.27

Consolidated Balance Sheet:
Total assets                                                  $1,545           $1,526         $1,561         $1,280       $1,272
Cash and marketable securities                                    11              198            331            174          262
Total debt                                                       223              234            248            107           94
Stockholders' equity                                           1,126            1,109          1,098          1,015          953

Consolidated Statement of Cash Flows:
Cash provided from operating activities                          $90             $181           $278          $ 159        $ 330
Dividends paid                                                    12               41            101            118           84
Capital expenditures                                             250              259            184            121          183
Depreciation and depletion                                        74               61             47             42           36

Capital Stock:
Common shares outstanding                                       14.1             13.9           14.2           13.6         11.5
NYSE Price - high                                           $18-1/16        $16-11/16        $21-1/8           $ 21           --
           - low                                             $8-7/16           $8-3/4        $12-3/4        $13-7/8           --
Class A common shares outstanding                               65.9             65.9           65.9           66.6         68.8

Book value per share                                          $14.09           $13.88        $ 13.71        $ 12.66       $11.90
P/E ratio                                                      41.72            13.88           5.77           6.50           --

Financial Ratios:
Current assets to current liabilities                            2.4              4.2            5.6            3.8          2.8
Debt as % of capitalization                                     16.3%            17.2%          18.2%           9.3%         8.8%
Employees (at year end)                                        3,844            4,557          4,829          4,859        5,035

Notes to five year selected financial and statistical data
----------------
(1) Includes provision for workers' participation of $3.4 million, $10.6 million, $14.4 million, $18.0 million, and $32.2 million in the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

                                                                             A15


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company's business is affected by the factors outlined below which should be considered in reviewing the financial position, results of operations and cash flows of the Company for the periods described herein.

Inflation and Devaluation of the Peruvian New Sol: A portion of the Company's operating costs are denominated in Peruvian New Soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the New Sol, the financial position, results of operations and cash flows of the Company could be adversely affected. The value of the net assets of the Company denominated in new soles can be affected by devaluation of the new sol. The recent inflation and devaluation rates are as follows:

Years ended December 31,                          1999        1998        1997
                                                  ----        ----        ----

Peruvian Inflation Rate                            3.7%        6.0%       6.5%
New Sol/Dollar Devaluation Rate                   11.2%       15.7%       4.9%

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

The Branch maintains its books of account in new soles and prepares financial information in accordance with generally accepted accounting principles in Peru (Peruvian GAAP). Peruvian GAAP requires the inclusion in the financial statements of the Branch of the Resultado por Exposicion a la Inflacion (Result of Exposure to Inflation), which seeks to account for the effects of inflation by adjusting the value of non-monetary assets and liabilities and equity by a factor corresponding to wholesale price inflation rates during the period covered by the financial statements. Monetary assets and liabilities are not so adjusted.

Expansion and Modernization Project: Expansion and modernization programs announced in prior years are underway. Expansion of the Cuajone mine was finished in 1999 with an investment of $245 million. During 1999 the following major equipment was received for the Cuajone mine: one 4100 model P&H shovel with a 56 cubic yard capacity, eight 793C model Caterpillar 240 short ton capacity trucks, one 100XP model P&H rotary drill, one 844 model Caterpillar wheel tractor and one LT1800 model Letorneau front end loader with a 33 cubic yard capacity. This equipment is already operating at the mine, with the exception of the P&H shovel, which will start operations by March 2000. The expansion of the SX/EW plant in Toquepala was finished in 1999 and is producing at its design capacity of 56,250 tons per year.

The project to expand and protect the Cuajone mine from maximum flooding of the Torata River is under construction and reached 40% completion at the end of 1999, with an investment of $36.0 million out of the $75.5 million budget. The Torata River will be diverted in June 2000 to allow the beginning of the Cuajone pit expansion.

Engineering studies for the Ilo smelter modernization and expansion project were pursued until November 1999, at which time management decided to revisit the available technologies in order to both fulfill the Peruvian environmental standards, as established in the PAMA, and to better conform the project to SPCC's

                                                                             A16


financial capabilities. The alternatives under analysis may consider ways to speed up the investment commitments as long as they do not compromise SPCC's economic performance, and offer reasonable returns on the investment. This review is expected to be completed in the second quarter of 2000 at which time the best alternative will be selected.

Feasibility studies for expansion of the Toquepala concentrator and a new SX-EW plant at Cuajone are currently under way. If attractive, construction of these projects may begin in the year 2000 improving SPCC production capacity to over 900 million pounds per year.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

SPCC reported 1999 net earnings of $29.4 million, or diluted earnings per share of 37 cents, compared with net earnings of $54.6 million, or diluted earnings per share of 68 cents, in 1998 and net earnings of $185.7 million, or diluted earnings per share of $2.32, in 1997.

The decline in net earnings in 1999 compared with 1998 is primarily a result of lower copper prices and higher depreciation charges. The average price of copper in 1999 on the London Metal Exchange declined 4 cents per pound from 1998 to 71 cents per pound. The earnings decrease was partially offset by savings realized from the cost reduction program instituted by the Company in 1998.

In April 1998, SPCC initiated cost-reduction and production enhancement programs, including reductions in operating expenses, purchased services and general and administrative expenses, designed to reduce annual expense by $30 million when fully implemented. The programs are estimated to have increased pre-tax earnings by $29.2 million in 1999, improving net after-tax earnings by $18.8 million, or 24 cents per share. In the year 2000 the programs are expected to improve net earnings by approximately $40.0 million, or 50 cents per share.

Results for 1999 include a non-recurring after-tax charge of $5.4 million ($8.4 million pre-tax), or 6 cents per share, for the severance cost of foreign contract employees' early termination. In addition, the 1999 results also include a non-recurring after-tax charge of $3.6 million ($5.6 million pre-tax), or 5 cents per share, for severance costs associated with the Company's cost reduction program.

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

The decline in net earnings in 1998 compared with 1997 is primarily a result of lower copper prices. The average price of copper in 1998 on the London Metal Exchange declined 28 cents per pound from 1997 to 75 cents per pound, and at year-end 1998 was 66 cents per pound. In addition to lower metal prices, results for 1998 also reflect an increase in the effective income tax rate compared to 1997. The earnings decrease was partially offset by savings realized from the cost reduction program instituted by the Company in 1998.

In 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. Pursuant to the reinvestment allowance, the Company receives certain tax incentives in Peru. As a result, U.S. tax credit carryforwards for which no benefit had previously been recorded were utilized. Principally because of the reinvestment program, the Company's effective tax rate was lower in 1997.

                                                                             A17


As a result of the expansion program, electric power requirements will increase significantly requiring the construction of additional generating capacity. In the second quarter of 1997, the Company sold its existing power plant to an independent power company for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years. Under the agreement, the cost of power has increased somewhat from its 1996 level; however, the Company will avoid the significant capital expenditures that would be required to meet the needs of expanded operations.

Net Sales: Net sales in 1999 were $584.5 million, compared with $627.9 million in 1998 and $814.2 million in 1997. Sales decreased in 1999 by $43.4 million, largely as a result of lower copper prices. Copper sales volume was 2.2 million pounds lower in 1999 compared with 1998.

Sales decreased in 1998 by $186.3 million from 1997, largely as a result of lower copper prices, offset somewhat by an increase in copper and molybdenum volume. Copper sales volume was 8.1 million pounds higher in 1998 compared with 1997. Sales of copper produced at Company mines, however, decreased by 6.5 million pounds in 1998 as compared with 1997.

At December 31, 1999, there were no copper sales recorded at provisional prices.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data                        1999           1998            1997
                                         ----           ----            ----

Average Metal Prices
Copper (per pound - LME)             $      0.71     $      0.75     $      1.03
Molybdenum (per pound)               $      2.65     $      3.41     $      4.30
Silver (per ounce - COMEX)           $      5.22     $      5.51     $      4.88

Sales Volume (in thousands)
Copper (pounds)                          749,872         752,114         743,984
Molybdenum (pounds)(1)                    11,836           9,677           9,398
Silver (ounces)                            3,236           3,288           3,086
----------------
(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

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

                                                                             A18


Earnings include pre-tax gains from option sales and exercises of $7.2 million in 1998 and $10.2 million in 1997. At December 31, 1999, the Company held no copper put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of December 31, 1999 and 1998, the Company had the following fuel swap agreements:

                                                           Weighted
                                                           Average
                                                           Contract
                                            Quantity       Price
         Fuel Type          Period          (Barrels)      (per Barrel)
-----------------------------------------------------------------------

1999
Residual Oil               1/00-12/00       1,468,800       $12.80
Diesel Fuel                1/00-12/00         504,000       $19.36

1998
Residual Oil               1/99-9/99        1,095,000       $ 9.84
Diesel Fuel                1/99-9/99          432,000       $15.80

The unrealized gain in the Company's fuel swap positions at December 31, 1999 was $8.7 million. The effect of a hypothetical 10 percent decrease from December 31, 1999 fuel prices would be to reduce the unrealized gain on fuel swaps by $3.7 million.

In 1999, the Company's production costs would have been $10.7 million higher if this exposure had not been hedged.

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

                                                                             A19


As of December 31, 1999 the Company had the following currency swap agreements:

                                 US$            Euros               Forward
      Maturity Date                 (in millions)                 Exchange Rate
      -------------                 -------------                 -------------
       1/31/2000                 2.6              2.3                1.1189
       7/31/2000                 9.1              8.0                1.1341
      10/31/2000                 8.5              7.4                1.1419
      12/29/2000                 6.5              5.7                1.1467
       3/31/2001                 2.6              2.3                1.1535
       4/30/2001                 3.3              2.9                1.1559

The unrealized loss in the Company's currency swap position at December 31, 1999 was $3.3 million. A hypothetical 10 percent decrease from December 31, 1999 rates, would increase the unrealized loss on currency swaps by $2.9 million. The full cost of the currency swap amounts as acquired will, when exercised, be included in the cost of the capital asset for which these swaps were obtained.

Cost of Sales: Cost of sales was $410.1 million in 1999, $446.5 million in 1998 and $474.4 million in 1997. The decrease of $36.4 million in 1999 includes the lower cost of copper processed and sold from purchased concentrates, the lower unit cost of company mined copper as a result of decreases in power and fuel costs, and benefits from the Company's cost reduction program. These decreases were offset in part by a $14.8 million charge for severance costs, which were part of the Company's earnings enhancement program.

The decrease of $27.9 million in 1998 was principally due to the lower sales volume of copper produced from third parties' concentrates and lower power and fuel costs, partially offset by a $10.0 million charge for severance cost and a $10.9 million charge for Ilo townsite divestiture cost, which were part of the Company's earnings enhancement program

Other Expenses: Depreciation and depletion expense was $74.2 million in 1999, compared with $60.9 million in 1998 and $46.7 million in 1997. The increase in 1999 includes depreciation of the new ball mills of the Cuajone concentrator as well as mining equipment of the Cuajone mine expansion and the expansion of the SX/EW plant in Toquepala. The increase in 1998 includes depreciation of the tailings dam facility completed in late 1997, the acid plant expansion completed in 1998 and the addition of haul trucks in 1998 and 1997.

Exploration expenses were $7.2 million, $5.2 million and $7.4 million in 1999, 1998 and 1997, respectively. The increase in 1999 reflects the increase of drilling programs at the Company's exploration properties.

Non-Operating Items: Interest income was $7.8 million in 1999 compared with $15.8 million in 1998 and $20.9 million in 1997. The decreases in 1999 and 1998 reflects the lower invested balances as funds were utilized in the Company's expansion program. Interest income is expected to continue to decrease as available cash is used to fund the Company's expansion and modernization program.

Other income was $3.6 million in 1999 compared with $9.4 million in 1998 and $7.1 million in 1997. Other income in 1998 includes a $5.3 million insurance settlement related to flood damage, which occurred in 1997.

Total interest expense was $25.2 million in 1999, compared with $25.6 million in 1998 and $21.9 million in 1997. In 1999, 1998 and 1997, the Company capitalized $7.3 million, $10.6 million and $2.3 million of interest, respectively, principally related to expenditures on the expansion program.

                                                                             A20


Taxes on Income: Taxes on income were $9.7 million, $25.6 million and $55.6 million for 1999, 1998 and 1997, respectively, and includes $11.6 million, $22.9 million and $45.0 million of Peruvian income taxes and $(1.9) million, $2.7 million and $10.6 million, for U.S. federal and state taxes for 1999, 1998 and 1997, respectively. U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

In 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides the Company with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the Company's effective tax rate, as a result of the reinvestment allowance, lowered tax expense by approximately $14.7 million in 1997. Pursuant to the reinvestment allowance the Company has received tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). The financial statement carrying value of the qualifying property was reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund.

Minority Interest of Investment Shares (previously known as Labor Shares): There was no minority interest of investment shares in 1999, compared to $0.5 million in 1998 and $4.4 million in 1997. The provision for minority interest of investment shares represents an accrual of 1.7%, 2.0% and 2.4% for 1999, 1998 and 1997, respectively, of the Branch's after-tax earnings. The reductions in the percentage of minority interest of investment shares in 1999 and 1998 is a result of purchases of investment shares by the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities were $90.3 million in 1999, compared with $186.6 million in 1998 and $277.6 million in 1997. The decrease in 1999 was primarily attributable to an $81.1 million higher use of cash for operating assets and liabilities, which includes $25.8 million for an increase in accounts receivable because of the higher copper prices late in 1999 and $41.0 million increase in inventories of purchased concentrates, refined copper and supplies. Additionally, $25.2 million of lower earnings partially offset by $13.3 million of higher depreciation and depletion contributed to the decrease in operating cash flow. The decrease in 1998 was primarily attributable to lower copper prices. The decrease in 1998 reflects lower earnings of $131.1 million partially offset by higher depreciation and deferred tax provisions of $14.1 million and $21.7 million, respectively.

Cash Flows - Investing Activities: Net cash used for investing activities was $227.5 million in 1999 compared with $75.9 million in 1998 and $337.6 million in 1997. Capital expenditures in 1999 were $250.3 million, compared with $258.7 million in 1998 and $184.0 million in 1997.

Capital expenditures in 1999, 1998 and 1997 reflect the Company's expansion and modernization program and capitalization of mine stripping. Other investment activities in 1999 and 1998 include net proceeds of $22.2 million and $182.4 million, respectively, from held-to-maturity investments. These investments were utilized in the Company's expansion programs.

The Company's planned capital expenditures in 2000 are estimated to be approximately $269 million, which includes expenditures related to the modernization and expansion of the Ilo smelter, feasibility studies for the expansion of the Toquepala concentrator and a SX/EW plant in Cuajone and the Torata River Flood Control project.

                                                                             A21


Cash Flows - Financing Activities: Financing activities used cash of $27.3 million and $59.5 million in 1999 and 1998, respectively, compared to a source of cash of $11.8 million in 1997. In 1999 activity included dividend payments of $12.2 million, net debt repayment of $11.7 million and purchases of investment shares of $3.4 million.

Included in 1998 uses of cash are debt repayments of $13.7 million, purchases of investment shares of $3.8 million and net treasury stock transactions of $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Financing: In March 1999, the Company concluded a $100 million, 15-year loan agreement with Mitsui and Co., Ltd. The applicable interest for this loan is the LIBO rate plus 1.25%. This facility provides additional committed financing for SPCC's modernization and expansion program. A commitment fee of 0.5% per annum is payable on the undrawn portion of this loan through December 31, 2001. As of December 31, 1999 $2.0 million had been drawn from this loan facility.

In 1997, the Company entered into a $600 million, seven year loan facility with a group of international financial institutions. The facility consists of a $400 million term loan and a $200 million revolving credit line. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.0% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts had been drawn under this agreement as of December 31, 1999.

Also in 1997, the Company privately placed $150 million secured export (SENS) in the United States and international markets. These notes, which have been registered with the Securities and Exchange Commission, begin amortizing in 2000 and mature in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in 1997 the Company sold $50 million of bonds, due June 2004, to investors in Peru. The bonds have a fixed interest rate of 8.25%. The Company expects that it will meet its cash requirements for 2000 and beyond from internally generated funds, cash on hand, borrowings under the current facilities and from additional external financing.

The Company also has a loan outstanding with Corporacion Andina de Fomento (CAF) of $11.8 million with interest based on LIBOR, and an outstanding loan from the United States Export-Import Bank (EXIM)of $8.8 million, with interest at a 6.43% fixed rate. Both loans are payable in semi-annual installments through 2001. At December 31, 1999, the Company had outstanding borrowings of $222.5 million, compared with $234.2 million at December 31, 1998.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year. Net assets of the Company unavailable for the payment of dividends totaled $1.1 billion at December 31, 1999. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $903.4 million would have been permitted at December 31, 1999.

The Mitsui and Co., Ltd. credit agreement is collateralized by pledges of receivables of 24,000 tons of copper per year. The EXIM Bank credit agreement is collateralized by pledges of receivables from 7,000 tons of copper per year. The CAF loan is collateralized by liens on the SX/EW facility. The SENS and the seven year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company. The excess funds in the collateral account are remitted to the Company, if all financial requirements are

                                                                             A22


met. As part of these agreements, the Company must maintain three-month and six-month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (Asarco) voting interest in the Company to less than a majority would constitute an event of default under two of the financing agreements. The Company was in compliance with the various loan covenants at December 31, 1999. Included in Other assets are $10.7 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

At December 31, 1999, the Company's debt as a percentage of total capitalization (the total of debt, minority interest of investment shares and stockholders' equity) was 16.3% as compared with 17.2% at December 31, 1998. At December 31, 1999, the Company's cash and marketable securities amounted to $10.6 million compared with $198.1 million at December 31, 1998.

DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $12.2 million, or $0.152 per share, in 1999, $40.7 million, or $0.51 per share, in 1998 and $101.1 million, or $1.26 per share in 1997. Distributions to the investment share minority interest were $0.2 million, $0.9 million and $2.5 million in 1999, 1998 and 1997, respectively.

On February 25, 2000 a dividend of $0.06 a share, totaling $4.8 million was declared, payable March 27, 2000. The Company's dividend policy will be reviewed at the next Board of Directors meeting taking into consideration the current intensive capital investment program, such as the expansion of mines, concentrator/leach plant, smelter and future cash flow generated from operations.

At the end of 1999 and 1998, the authorized and outstanding capital stock of the Company consisted of 65,900,833 shares of Class A common stock, par value $0.01 per share; and 34,099,167 authorized shares of common stock, par value $0.01 per share, of which 14,118,862 common shares were outstanding at December 31, 1999 and 13,949,812 shares were outstanding at December 31, 1998.

ENVIRONMENTAL MATTERS

The exploration, mining, milling, smelting and refining activities of the Company are subject to Peruvian legislation and regulations. According to the law, active mining companies submitted to the Ministry of Energy and Mines an Environmental Compliance and Management Program (PAMA) that describes the investments that the Company will make to comply with the maximum permissible levels established for its operations by this Authority. The implementation of the PAMA requires that the Company commit an annual minimum investment of 1% of its sales. The Company's PAMA was approved in January 1997.

Under current Peruvian law and regulations, compliance with the PAMA will satisfy environmental requirements pertaining to the Company's operations during the applicable five-or-ten year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.

The project with the PAMA that will demand the largest investment is the modernization of the Ilo smelter. In a first phase the capture of sulfur dioxide
(SO2) will be increased from a current level of in excess of 30% to 67%. The second phase of the project will further increase the capture of SO2 to in excess of 92%, complying with current Peruvian environmental regulations.

                                                                             A23


During the implementation of the project, Southern Peru continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is restricted during periods of adverse meteorological conditions. This program, in conjunction with the operation of the smelter's sulfuric acid plant that was expanded to 317,500 tons per year, has contributed to effectively improved air quality in Ilo.

In addition to the environmental programs for the Ilo smelter and the refinery, the Company continues to have good results with the reclamation programs in both Ite Bay and the beaches to the north of the smelter. Environmental capital expenditures were $41.6 million in 1999, $25.3 million in 1998 and $47.8 million in 1997. In addition, the Company estimates spending $50.0 million for environmental control capital expenditures in 2000.

YEAR 2000

The Company completed a three phase program to identify and resolve Year 2000
(Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. As of December 31, 1999, the Company had spent approximately $1.3 million in addition to its normal internal information technology costs in connection with its Y2K program. Through January 2000, the Company noted no loss of production or disruptive events related to the Y2K issue.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.

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

                                                                             A24


Item 8. Financial Statements and Supplementary Data.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,                           1999          1998          1997
(in thousands, except for per share amounts)               ----          ----          ----

Net sales:
  Stockholders and affiliates                                   --     $  18,685     $  59,897
  Others                                                 $ 584,546       609,231       754,259
                                                         -------------------------------------
Total net sales                                            584,546       627,916       814,156

Operating costs and expenses:
  Cost of sales                                            410,134       446,515       474,385
  Administrative and other                                  47,453        44,977        48,367
  Depreciation and depletion                                74,237        60,859        46,736
  Exploration                                                7,156         5,185         7,390
                                                         -------------------------------------
      Total operating costs and expenses                   538,980       557,536       576,878
                                                         -------------------------------------

Operating income                                            45,566        70,380       237,278

Interest income                                              7,840        15,784        20,934
Interest expense                                           (17,881)      (15,009)      (19,573)
Other income                                                 3,610         9,437         7,066
                                                         -------------------------------------

Earnings before taxes on income and minority interest
  of investment shares                                      39,135        80,592       245,705

Taxes on income                                              9,740        25,567        55,610

Minority interest of investment shares in income of
 Peruvian Branch                                               (10)          461         4,437
                                                         -------------------------------------

Net earnings                                             $  29,405     $  54,564     $ 185,658
                                                         =====================================
Per common share amounts:
  Net earnings - basic and diluted                       $    0.37     $    0.68     $    2.32
  Dividends paid                                         $   0.152     $    0.51     $    1.26
  Weighted average shares outstanding-basic                 79,862        79,893        80,188
  Weighted average shares outstanding-diluted               79,892        79,893        80,197

The accompanying notes are an integral part of these financial statements.

                                                                             A25


                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,                                         1999            1998
(Dollars in thousands)                                  ----            ----

ASSETS
  Current assets:
    Cash and cash equivalents                       $    10,596     $   175,948
    Marketable securities                                    --          22,152
    Accounts receivable:
      Trade:
        Stockholders and affiliates                          --           1,446
        Other trade                                      57,041          43,976
      Other                                              23,623          19,139
    Inventories                                         110,171          88,951
    Prepaid taxes                                        48,099          35,422
    Other current assets                                 19,611          23,028
                                                    ---------------------------
         Total current assets                           269,141         410,062
  Net property                                        1,250,887       1,088,557
  Other assets                                           25,425          27,218
                                                    ---------------------------
         Total assets                               $ 1,545,453     $ 1,525,837
                                                    ===========================

LIABILITIES
  Current liabilities:
    Current portion of long-term debt               $    23,272     $    13,683
    Accounts payable:
      Trade                                              31,819          28,477
      Other                                              26,594          20,020
    Other current liabilities                            29,472          34,836
                                                    ---------------------------
         Total current liabilities                      111,157          97,016
                                                    ---------------------------

  Long-term debt                                        199,253         220,525
  Deferred credits                                          716          15,722
  Deferred income taxes                                  79,888          56,700
  Other liabilities                                      14,526          10,951
                                                    ---------------------------
         Total non-current liabilities                  294,383         303,898
                                                    ---------------------------

  Contingencies (Note 19)

Minority interest of investment shares in the
  Peruvian Branch                                        13,975          16,331
                                                    ---------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01;
    shares authorized: 34,099,167;
    shares issued: 14,330,093                               143             143
  Class A Common stock, par value $0.01;
    shares issued and authorized:
    65,900,833                                              659             659
  Additional paid-in capital                            265,745         265,745
  Retained earnings                                     864,354         847,229
  Treasury stock, at cost, common shares,
    1999 - 211,231  1998 - 380,281                       (4,963)         (5,184)
                                                    ---------------------------
         Total Stockholders' Equity                   1,125,938       1,108,592
                                                    ---------------------------
         Total Liabilities, Minority Interest
           and Stockholders' Equity                 $ 1,545,453     $ 1,525,837
                                                    ===========================

The accompanying notes are an integral part of these financial statements.

                                      A26


                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,                                 1999          1998         1997
(Dollars in thousands)                                           ----          ----         ----

OPERATING ACTIVITIES
Net earnings                                                  $  29,405     $  54,564     $ 185,658
Adjustments to reconcile net earnings to net
 cash provided from operating activities:
  Depreciation and depletion                                     74,237        60,859        46,736
  Provision (benefit) for deferred income taxes                  21,792        14,847        (6,934)
  Minority interest of investment shares                            (10)          461         4,437
  Net loss on sale or disposal of investments and property           --         9,773           268
  Cash provided from (used for) operating assets and
   liabilities:
    Accounts receivable                                         (17,536)        8,292        15,718
    Inventories                                                 (21,220)       19,732         9,998
    Accounts payable and accrued liabilities                      4,405         9,234       (25,449)
    Other operating assets and liabilities                       (3,335)        5,802        48,752
    Foreign currency transaction (gain) loss                      2,543         3,025        (1,616)
                                                              -------------------------------------
 Net cash provided from operating activities                     90,281       186,589       277,568
                                                              -------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                           (250,254)     (258,696)     (183,956)
Purchase of held-to-maturity investments                        (54,990)      (40,900)     (204,590)
Proceeds from held-to-maturity investments                       77,142       223,338         1,000
Sales of investments and property                                   609           376        49,914
                                                              -------------------------------------
Net cash used for investing activities                         (227,493)      (75,882)     (337,632)
                                                              -------------------------------------

FINANCING ACTIVITIES
Debt incurred                                                     2,000            --       200,000
Debt repaid                                                     (13,683)      (13,683)      (58,684)
Escrow deposits on long-term loans                                  (67)        2,311       (15,364)
Dividends paid to common stockholders                           (12,152)      (40,735)     (101,050)
Distributions to minority interests                                (226)         (892)       (2,504)
Net treasury stock transactions                                     221        (2,715)       (1,681)
Purchases of investment shares                                   (3,379)       (3,791)       (8,885)
                                                              -------------------------------------
Net cash provided from (used for)
 financing activities                                           (27,286)      (59,505)       11,832
                                                              -------------------------------------

Effect of exchange rate changes on cash                            (854)       (1,745)        1,518
                                                              -------------------------------------

Increase (decrease) in cash and cash equivalents               (165,352)       49,457       (46,714)
Cash and cash equivalents, at beginning of year                 175,948       126,491       173,205
                                                              -------------------------------------

Cash and cash equivalents, at end of year                     $  10,596     $ 175,948     $ 126,491
                                                              =====================================

The accompanying notes are an integral part of these financial statements.

                                                                             A27


                        Southern Peru Copper Corporation
                                and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31,                         1999            1998           1997
(Dollars in thousands)                                   ----            ----           ----
CAPITAL STOCK:
COMMON STOCK:
Balance at beginning of year                         $       143     $       143     $       137
Conversion from Class A to Common Stock,
1997 - 650,000 shares                                         --              --               6
                                                     -------------------------------------------
Balance at end of year                                       143             143             143
                                                     -------------------------------------------

CLASS A COMMON STOCK:
Balance at beginning of year                                 659             659             666
Conversion to Common Stock, 1997 - 650,000 shares             --              --              (7)
                                                     -------------------------------------------
Balance at end of year                                       659             659             659
                                                     -------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning and end of year                     265,745         265,745         265,745
                                                     -------------------------------------------

TREASURY STOCK:
Balance at beginning of year                              (5,184)         (2,469)           (788)
Purchased                                                     --          (3,001)         (1,997)
Used for corporate purposes                                  221             286             316
                                                     -------------------------------------------
Balance at end of year                                    (4,963)         (5,184)         (2,469)
                                                     -------------------------------------------

RETAINED EARNINGS:
Balance at beginning of year                             847,229         833,560         749,267
Net earnings                                              29,405          54,564         185,658
Dividends paid                                           (12,152)        (40,735)       (101,050)
Stock awards                                                (128)           (160)           (315)
                                                     -------------------------------------------
Balance at end of year                                   864,354         847,229         833,560
                                                     -------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                           $ 1,125,938     $ 1,108,592     $ 1,097,638
                                                     ===========================================

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

Revenue recognition:

Substantially all of the Company's copper is sold under annual contracts. Revenue is recognized primarily in the month product is shipped to customers based on prices as provided in sales contracts. When the price is not determinable at the time of shipment to customers, revenue is recognized based on prices prevailing at the time of shipment with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices, which may occur between shipment and settlement. The Company sells copper in blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, silver, molybdenum, acid, and gains from the sale or settlement of copper put options.

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

Property:

Assets are valued at the lower of cost or net realizable value. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets and certain identifiable intangibles related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

                                                                             A29


The Company evaluates the carrying value of assets based on undiscounted future cash flows considering expected metal prices based on historical metal prices and price trends.

Betterments, renewals, costs of bringing new mineral properties into production, and the cost of major development programs at existing mines are capitalized as mineral land. Maintenance, repairs, normal development costs at existing mines, and gains or losses on assets retired or sold are reflected in earnings as incurred. Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 40 years or the estimated life of the mine if shorter. Depletion of mineral land is computed by the units-of-production method using proven and probable ore reserves.

Exploration:

Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Hedging Activities:

Derivative instruments may be used to manage exposure to market risk from changes in commodity prices, interest rates or the value of the Company's assets and liabilities. Derivative instruments, which are designated as hedges, must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

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

Swap Agreements:

Fuel swap agreements limit the effect of changes in the price of fuel. The differential to be paid or received as fuel prices change is recorded as a component of cost of sales in the period the swap covers.

Stock-Based Compensation:

The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Impact of New Accounting Standards:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No.133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.

2. Merger of Subsidiary Company

Southern Peru Copper Corporation was reorganized into a holding company structure effective January 2, 1996, upon completion of a public offer to exchange newly issued Common Stock for outstanding investment shares of the Company's Peruvian Branch. Effective December 31, 1998, the Company's predecessor and wholly owned operating subsidiary, Southern Peru Limited, was merged into the Company.

                                                                             A30


3. Foreign Exchange

The functional currency of the Company is the U.S. dollar. The Company's sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated. A portion of the operating costs of the Company is denominated in Peruvian soles.

Gains and (losses) resulting from foreign currency transactions are included in "Cost of sales" and amounted to ($2.5) million,($3.0) million, and $2.0 million in 1999, 1998, and 1997, respectively.

4. Restructuring Charges

The Company's 1999 results include a $5.6 million pre-tax charge ($3.6 million after-tax and workers' participation) for severance costs associated with the Company's ongoing cost reduction program. The severance costs accrued are for 337 employees at the Company's locations in Peru and Miami, Florida. Approximately $3.8 million of the provision is included as a cost of sales deduction on the Company's statement of earnings, and $1.8 million is included in administrative expense as it relates to non-operating personnel. This accrual was paid in full as of December 31, 1999.

5. Administrative Reorganization

The Company's full year results include an $8.4 million pre-tax charge ($5.4 million after-tax and workers' participation) associated with the severance cost of foreign contract employees' early termination. The severance costs accrued are for 55 employees at the Company's locations in Peru. Approximately $5.8 million of the provision is included as cost of sales deduction on the Company's statement of earnings, and $2.6 million is included in administrative expense as it relates to non-operating personnel. Payments in the amount of $2.9 million were made against this accrual in the year 1999.

6. Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31,                  1999        1998        1997
(in millions)                                     ----        ----        ----

U.S. Federal and state
  Current                                        $(2.5)       $ 2.2       $10.2
  Deferred                                         0.6          0.5         0.4
                                                 ------------------------------
                                                  (1.9)         2.7        10.6
                                                 ------------------------------
Foreign:
  Current                                         (9.5)         8.5        52.3
  Deferred                                        21.1         14.4        (7.3)
                                                 ------------------------------
                                                  11.6         22.9        45.0
                                                 ------------------------------
  Total provision for income taxes               $ 9.7        $25.6       $55.6
                                                 ==============================

Total taxes paid were $1.2 million, $10.4 million and $30.1 million in 1999, 1998 and 1997, respectively.

                                                                             A31


Reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

For the years ended December 31,                  1999        1998        1997
                                                  ----        ----        ----
Peruvian income tax at maximum
  statutory rates                                 30.0%       30.0%       30.0%
U.S. income tax at statutory rate                 35.0        35.0        35.0
Utilization of foreign tax credits               (30.2)      (20.8)      (16.9)
Peruvian reinvestment allowance                     --          --        (9.0)
Alternative minimum tax (AMT) credit                --          --        (3.4)
Percentage depletion                              (5.2)      (10.5)       (9.6)
Income not taxable in Peru                        (1.8)       (1.8)       (2.6)
Reversal of taxes previously accrued              (5.1)         --          --
Other                                              2.2        (0.2)       (0.9)
                                                  ----------------------------
  Effective income tax rate                       24.9%       31.7%       22.6%
                                                  ============================

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances are as follows:

Deferred tax assets (liabilities)
At December 31,                                              1999         1998
(in millions)                                                ----         ----

Current:
  Accounts receivable                                       $  4.0       $  1.7
  Inventories                                                  0.1          0.1
                                                            -------------------
    Net deferred tax assets                                    4.1          1.8
                                                            -------------------
Non-current:
  Foreign tax credit carryforwards                            29.6         23.4
  AMT credit carryforwards                                    12.2         12.2
  Property, plant and equipment                              (82.3)       (58.5)
  Other                                                        2.4          1.8
  Valuation allowance for deferred tax assets                (41.8)       (35.6)
                                                            -------------------
    Net deferred tax liabilities                             (79.9)       (56.7)
                                                            -------------------

Total net deferred tax liabilities                          $(75.8)      $(54.9)
                                                            ===================

At December 31, 1999, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $29.6 million expiring as follows: $26.1 million in 2000, $3.1 million in 2003 and $0.4 million in 2004.

In 1997, the Government of Peru approved a reinvestment allowance for the Company's program to expand the Cuajone mine. The reinvestment allowance provides SPCC with tax incentives in Peru, and as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the effective tax rate, as a result of the reinvestment allowance for the twelve months ended December 31, 1997, lowered tax expense approximately $14.7 million. Pursuant to the reinvestment allowance SPCC has received tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). The financial statement carrying value of the qualifying property was reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

The Company has not recorded the benefit of foreign tax credit carryforwards because of both the expiration dates and the rules governing the order in which such credits are utilized. The Company also has not recorded a benefit

                                                                             A32


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

7. Net Sales

Net sales by country were as follows:
For the years ended December 31,           1999            1998            1997
(in millions)                              ----            ----            ----

United States                             $155.0          $127.5          $132.1
Italy                                       46.7            86.9           110.0
United Kingdom                             122.8            96.1            98.4
The Netherlands                               --            57.7            83.8
Japan                                       52.4            44.7            72.5
Foreign - Other                            207.6           215.0           317.4
                                          --------------------------------------
  Net sales                               $584.5          $627.9          $814.2
                                          ======================================

At December 31, 1999, the Company had no copper sales recorded at provisional prices.

Under the terms of a sales contract with Union Miniere as amended through December 31, 1999, the Company is required to supply Union Miniere, through its agent, S.A. Sogem N.V., with 16,300 tons of blister copper annually for a ten year period from January 1, 2000 through December 31, 2009. The price of the copper, contained in blister, supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

Under the terms of a sales contract with Mitsui & Co. Ltd. (Mitsui), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually for a fifteen-year period through December 31, 2013. Pricing of the cathodes is based upon the LME monthly average settlement price plus a producer premium, which is agreed upon annually based on world market terms. 90,000 tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 in 2014 and 42,000 in 2015.

8. Financial Instruments

Hedging Activities: The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Copper: Depending on the market fundamentals and other conditions, the Company may purchase put options to reduce or eliminate the risk of price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is

                                                                             A33


amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction. Earnings include pre-tax gains from option sales and exercises of $7.2 million in 1998 and $10.2 million in 1997. At December 31, 1999, the Company held no copper put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of December 31, 1999 and 1998, the Company has entered into the following fuel swap agreements:

                                                             Weighted
                                                             Average
                                                             Contract
                                               Quantity      Price
       Fuel Type            Period             (Barrels)     (per Barrel)
-------------------------------------------------------------------------

1999
Residual Oil               1/00-12/00          1,468,800      $12.80
Diesel Fuel                1/00-12/00            504,000      $19.36

1998
Residual Oil               1/99-9/99           1,095,000      $ 9.84
Diesel Fuel                1/99-9/99             432,000      $15.80

The unrealized gain in the Company's fuel swap positions at December 31, 1999 was $8.7 million. The effect of a hypothetical 10 percent decrease from December 31, 1999 fuel prices would be to reduce the unrealized gain on fuel swaps by $3.7 million.

In 1999, the Company's production cost would have been $10.7 million higher if this exposure had not been hedged.

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

As of December 31, 1999 the Company had the following currency swap agreements:

                                       US$            Euros           Forward
      Maturity Date                        (in millions)           Exchange Rate
      -------------                        -------------           -------------
      1/31/2000                        2.6              2.3           1.1189
      7/31/2000                        9.1              8.0           1.1341
      10/31/2000                       8.5              7.4           1.1419
      12/29/2000                       6.5              5.7           1.1467
      3/31/2001                        2.6              2.3           1.1535
      4/30/2001                        3.3              2.9           1.1559
                                      ---------------------
                                      32.6             28.6
                                      ---------------------

                                                                             A34


The unrealized loss in the Company's currency swap position at December 31, 1999 was $3.3 million. A hypothetical 10 percent decrease from December 31, 1999 rates, would increase the unrealized loss of currency swaps by $2.9 million. The full cost of the currency swap amounts as acquired will, when exercised, be included in the cost of the capital asset for which these swaps were obtained.

For certain of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivables and accounts payable the carrying amounts approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments:

At December 31,                                 1999                1998
(in millions)                           -----------------    -----------------
                                        Carrying    Fair     Carrying    Fair
                                          Value     Value      Value     Value
                                        --------    -----    --------    -----
Assets:
Fuel swap agreements                         --    $  8.7         --    $ (1.6)
Currency swap agreements                     --      (3.3)        --        --
Liabilities:
Long-term debt                           $222.5    $206.6     $234.2    $225.0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fuel swap agreements - Fair value is based on quoted market prices.

Currency swap agreements: Fair value is based on quoted market prices.

Long-term debt - Fair value is based on the quoted market prices for the same or similar issues.

9. Workers' Participation

Provisions for workers' participation are calculated at 8% of pre-tax earnings and are included in "Cost of sales" on the earnings statement. The current portion of this participation, which is accrued during the year, is based on Branch taxable income and is distributed to workers following determination of final results for the year.

10. Minority Interest of Investment Shares (Previously known as "Labor Shares")

The minority interest of the Investment Shares is based on the earnings of the Company's Peruvian Branch.

The Company acquired 0.8 million, 1.0 million and 2.0 million investment shares at a cost of $3.4 million, $3.8 million and $8.9 million in the years 1999, 1998 and 1997, respectively. The carrying value of the minority interest purchased was reduced by $2.1 million, $2.5 million and $5.1 million in 1999, 1998 and 1997, respectively, and the excess paid over the carrying value was assigned primarily to proven and probable sulfide and leachable ore reserves and mineralized material and is being amortized based on production. As a result of these acquisitions, the remaining investment shareholders hold a 1.7% interest in the Branch at December 31, 1999, and are entitled to a pro rata participation in the cash distributions made by the Branch. The investment shares are recorded as a minority interest in the Company's financial statements.

                                                                             A35


11. Inventories

At December 31,                                           1999            1998
(in millions)                                             ----            ----

Metals:
  Finished goods                                        $    1.5        $    1.5
  Work-in-process                                           48.7            37.9
Supplies, net of reserves                                   59.9            49.5
                                                        ------------------------
  Total inventories                                     $  110.1        $   88.9
                                                        ------------------------

12. Property

At December 31,                                           1999            1998
(in millions)                                             ----            ----

Buildings and equipment                                 $1,825.2        $1,623.4
Mineral land                                               395.6           376.7
Land, other than mineral                                     3.1             1.8
                                                        ------------------------
  Total property                                         2,223.9         2,001.9
Accumulated depreciation and depletion                     973.0           913.3
                                                        ------------------------
  Net property                                          $1,250.9        $1,088.6
                                                        ------------------------

In 1998, the Company recorded a charge of $9.8 million to write-off the remaining book value of the Ilo townsite property, transferred to its worker occupants and the city of Ilo, Peru.

13. Other Current Liabilities

At December 31,                                           1999            1998
(in millions)                                             ----            ----

Accrued workers' participation                          $    0.6        $    1.2
Accrued severance pay, current portion                       1.3             1.8
Salaries and wages                                           6.8             7.8
Taxes on income                                             20.4            22.0
Other                                                        0.4             2.0
                                                        ------------------------
  Total other current liabilities                       $   29.5        $   34.8
                                                        ------------------------

14.  Debt and Available Credit Facilities

Long-term debt at December 31,                            1999            1998
(in millions)                                             ----            ----

6.43% EXIM Bank credit agreement due 2001               $    8.7        $   14.6
9.2% CAF credit agreement due 2001                          11.8            19.6
7.9% Secured Export Notes (SENS) due 2007                  150.0           150.0
8.25% Corporate bonds due 2004                              50.0            50.0
6.09% MITSUI credit agreement due 2013                       2.0              --
                                                        ------------------------
  Total debt                                               222.5           234.2
Less, current portion                                       23.3            13.7
                                                        ------------------------
  Total long-term debt                                  $  199.2        $  220.5
                                                        ------------------------

Interest paid by the Company (excluding amounts capitalized of $7.3 million, $10.6 million and $2.3 million in 1999, 1998 and 1997, respectively) was $15.3 million, $12.5 million and $19.0 million in 1999, 1998 and 1997, respectively.

                                                                             A36


Aggregate maturities of the borrowings outstanding at December 31, 1999, are as follows (in millions):

             2000                        $23.3
             2001                         24.3
             2002                         18.9
             2003                         20.5
             2004                         72.4
          Thereafter                      63.1
                                        ------
            Total                       $222.5
                                        ------

In March 1999, the Company concluded a $100 million 15-year loan agreement with Mitsui and Co., Ltd. The applicable interest for this loan is the LIBO rate plus 1.25%. This facility provides additional committed financing for SPCC's modernization and expansion program. A commitment fee of 0.5% per annum is payable on the undrawn portion of this loan through December 31, 2001. As of December 31, 1999, $2.0 million had been drawn from this loan facility.

In 1997, the Company entered into a $600 million seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.0% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn under this agreement as of December 31, 1999.

Also in 1997, the Company privately placed $150 million of SENS in the United States and international markets. These notes, which have been registered with the Securities and Exchange Commission, begin amortizing in 2000 and mature in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in June 1997 the Company sold $50 million of 8.25% bonds due June 2004 to investors in Peru.

Some financing agreements contain covenants, which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, net assets of the Company unavailable for the payment of dividends totaled $1.1 billion at December 31, 1999. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $903.4 million would have been permitted at December 31, 1999.

The Mitsui and Co., Ltd. credit agreement is collateralized by pledges of receivables of 24,000 tons of copper per year. The EXIM Bank credit agreement is collateralized by pledges of receivables from sales of 7,000 tons of copper per year. The CAF loan is collateralized by liens on the SX/EW facility. The SENS and the seven-year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company.

The excess funds in the collateral account are remitted to the Company, if all financial requirements are met. As part of these agreements, the Company must maintain three-month and six month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (Asarco) voting interest in the Company to less than a majority would

                                                                             A37


constitute an event of default under two of the financing agreements. The Company was in compliance with the various loan covenants at December 31, 1999. Included in Other assets are $10.7 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

15. Benefit Plans

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

The components of net periodic benefit costs are as follows:

For the years ended December 31,                     1999       1998       1997
(in millions)                                        ----       ----       ----

Service cost                                         $0.5       $0.6       $0.4
Interest cost                                         0.7        0.7        0.5
Expected return on plan assets                       (0.9)      (0.7)      (0.5)
Amortization of prior service cost                    0.1        0.1        --
Amortization of transitional obligation               0.2        0.2        0.2
                                                     --------------------------
Net periodic benefit cost                            $0.6       $0.9       $0.6
                                                     --------------------------

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,
(in millions)                                             1999          1998
                                                          ----          ----
Change in Benefit Obligation
Projected benefit obligation at beginning of year       $   11.1       $    8.5
  Service cost                                               0.5            0.6
  Interest cost                                              0.7            0.7
  Plan amendments                                           --              1.1
  Benefits paid                                             (0.6)          (0.6)
  Actuarial loss                                             1.2            0.8
                                                        -----------------------
Projected benefit obligation at end of year             $   10.5       $   11.1
                                                        =======================

Change in Plan Assets
Fair value of plan assets at beginning of year          $   11.2       $    7.7
  Actual return on plan assets                               1.8            2.5
  Employer contributions                                    --              1.5
  Benefits paid                                             (0.6)          (0.5)
  Administrative expenses                                   (0.1)          --
                                                        -----------------------
Fair value of plan assets at end of year                $   12.3       $   11.2
                                                        =======================

Reconciliation of Funded Status
  Funded status                                         $    1.7       $    0.1
  Unrecognized actuarial gain                               (3.7)          (1.7)
  Unrecognized transition obligation                         1.4            1.6
  Unrecognized prior service cost                            1.0            1.0
                                                        -----------------------
   Net amount reflected in consolidated
     Balance sheet                                      $    0.4       $    1.0
                                                        =======================

                                                                             A38


At December 31,
(in millions)                                             1999          1998
                                                          ----          ----
Weighted Average Assumptions
Discount rate                                             7.75%          7.0%
Expected long-term rate of return on plan
  Assets                                                   8.0%          8.0%
Rate of compensation increase                              4.0%          4.0%

Post-retirement Benefits:

The post-retirement health care plan for retired salaried employees eligible for Medicare was adopted by the Company on May 1, 1996. Secondary coverage under the Company's plan is available for all retired salaried employees who permanently reside in the United States and who contribute amounts as defined by the plan. The plan is unfunded.

The components of net periodic benefit costs are as follows:

For the years ended December 31,                      1999       1998       1997
(in millions)                                         ----       ----       ----

Service cost                                          $0.1       $0.1       $0.1
Interest cost                                          0.1        0.1         --
Amortization of prior service cost                     0.1        0.1        0.1
                                                      --------------------------
Net periodic benefit cost                             $0.3       $0.3       $0.2
                                                      ==========================

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,
(in millions)                                                  1999       1998
                                                               ----       ----
Change in Benefit Obligation
Benefit obligation at beginning of year                       $ 1.2       $ 0.9
  Service cost                                                  0.1         0.1
  Interest cost                                                 0.1         0.1
  Plan amendments                                              --           0.1
  Benefits paid                                                (0.2)       --
  Actuarial (gain) loss                                        (0.1)       --
                                                              -----------------
Benefit obligation at end of year                             $ 1.1       $ 1.2
                                                              =================

Reconciliation of Funded Status
  Funded status                                               $(1.1)      $(1.2)
  Unrecognized actuarial (gain) loss                           (0.3)       (0.1)
  Unrecognized prior service cost                               0.6         0.6
                                                              -----------------
   Postretirement benefit obligation                          $(0.8)      $(0.7)
                                                              =================

Weighted-Average Assumptions
    Discount rate                                              7.75%          7%
    Expected long-term rate of return on plan assets            N/A         N/A
    Rate of compensation increase                                 4%          4%

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation costs

                                                                             A39


for 1999 by $0.1 million and the service and interest cost components of net periodic postretirement benefit would have an insignificant change. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation for 1999 by $0.1 million and the service and interest cost components of net periodic postretirement benefit costs would have an insignificant change.

Employee Savings Plan:

The Company maintains an employee savings plan for employees working in the United States and expatriate employees in Peru which permits employees to make contributions by payroll deduction pursuant to section 401(k) of the Internal Revenue Code. The plan provides for a Company matching contribution equal to 50% of the first 6% of employee contributions. In connection with the required match, the Company's contributions charged against earnings were $0.1 million, $0.2 million and $0.2 million in the years 1999, 1998 and 1997, respectively.

16. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 1999 were:

                                                                     Percent of
                                                                    Total Number
                                                      Shares          of Shares
                                                    ----------      ------------

      Class A Common Shares:
          Southern Peru Holdings
          Corporation                               43,348,949          54.2%
        Cerro Trading Co., Inc.                     11,378,088          14.2
        Phelps Dodge Overseas Capital
          Corporation                               11,173,796          14.0
                                                    ----------         -----
        Total Class A                               65,900,833          82.4
      Common Shares                                 14,118,862          17.6
                                                    ----------         -----
        Total                                       80,019,695         100.0%
                                                    ----------         -----

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

                                                                             A40

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock. At December 31, 1999, 645,060 shares are available for future grants under this plan (737,610 shares at December 31, 1998). The weighted average remaining contractual life of stock option's outstanding as of December 31, 1999 was 7.1 years.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for awards under the stock incentive plan. If compensation cost for the Company's Stock Incentive Plan had been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below:

(in millions, except per share amounts)

                                                          1999      1998      1997
                                                          ----      ----      ----

Net earnings - as reported                              $  29.4   $  54.6   $ 185.7
Net earnings - pro forma                                $  29.1   $  54.4   $ 185.5

Earnings per share (Basic and diluted) - as reported    $  0.37   $  0.68   $  2.32

Earnings per share (Basic and diluted) - pro forma      $  0.36   $  0.68   $  2.32

For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:

Weighted average common shares outstanding:          1999        1998      1997
(in millions)                                        ----        ----      ----

  Basic and diluted                                  79.9        79.9      80.2

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of 7.9%(4.8%-1998, 4.05%-1997); expected volatility of 48.0% (40.4%-1998, 29.2%-1997); risk-free interest rate of 4.8% (5.6%-1998, 6.3%-1997); and expected life of 7.1 years (7.1 years-1998, 7.0 years-1997).

Stock option activity over the past three years under the Stock Incentive Plan was:

                                                                                Weighted
                                           Number of     Average              Option Price
                                            Shares        Price             (Range Per Share)
                                           ---------     -------           -------------------
Outstanding at January 1, 1997              69,890     $  16.06                       $  16.06
Granted                                     90,475        16.30           16.25 to       17.06
Exercised                                   (3,238)       16.06                          16.06
Canceled or expired                         (1,342)       16.15           16.06 to       16.25
                                            ------

Outstanding at January 1, 1998             155,785        16.20           16.06 to       17.06
Granted                                    102,025        12.78           12.78
Exercised                                   (5,915)          --              --
Canceled or expired                           (960)       16.16           16.06 to       16.25
                                            ------

Outstanding at
  January 1, 1999                          250,935        14.88           12.78 to       17.06
Granted                                     92,550         9.75            8.78 to       14.37
Exercised                                 (141,865)       10.99            8.78 to       14.37
Cancelled or expired                       (36,780)       12.38            8.78 to       16.25
                                           -------
Outstanding and exercisable at
   December 31, 1999                       164,840     $  15.28           $8.78 to    $  17.06

                                                                             A41


The Directors' Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter. Under the directors' plan, 100,000 shares have been reserved for awards. At December 31, 1999, 14,000 shares had been awarded under this plan.

17. Related Party Transactions

Asarco, a 54.2% stockholder of the Company, provides legal, tax, treasury and administrative support services to the Company. The amounts paid to Asarco for these services were $0.8 million, $1.0 million and $1.6 million in 1999, 1998, and 1997, respectively.

The Company purchases shipping services from a company indirectly controlled by Quemchi S.A. of which the Vice Chairman is also director of SPCC. The total cost of these services amounted to $8.3 million, $11.5 million and $13.3 million in 1999, 1998 and 1997, respectively.

18. Concentration of Risk

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

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Canada and Peru, or in commercial paper of highly rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and by policy, limits the amount of credit exposure to any one institution. At December 31, 1999, the Company had no investments of its cash equivalents and marketable securities with Peruvian banks.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 68.3% of the trade accounts receivable at December 31, 1999, of which one customer represented 18.6%.

19. Commitments and Contingencies

In September 1996, the Company announced a two-stage project which includes an expansion of the Cuajone mine and an expansion and modernization of the copper smelter at Ilo.

The Cuajone mine expansion, which consists of an expansion in annual copper production by 130 million pounds at an estimated capital investment of $245 million, was completed at December 31, 1999. Additional mining equipment will be received next year.

                                                                             A42


The second stage of the program, the expansion and modernization of the Ilo smelter is expected to be completed by the year 2006. Early in January 2000 the Company announced that technologies currently being evaluated would allow achievement of the smelter improvements at significantly less than the $875 million budgeted for the project. If such modifications to the original plan are made, the smelter will still meet government standards when the modernization program is completed, despite the capital savings. This evaluation should be completed in the second quarter of 2000.

In 1998, the Company commenced a $48 million project to expand annual SX/EW copper production by 26 million pounds. The project was completed in the third quarter of 1999.

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

Environmental:

The exploration, mining, milling, smelting and refining activities of the Company are subject to Peruvian legislation and regulations. According to the law, active mining companies submitted to the Ministry of Energy and Mines an Environmental Compliance and Management Program (PAMA) that describes the investments that Company will make to comply with the maximum permissible levels established for its operations by this Authority. The implementation of the PAMA requires that the Company commit an annual minimum investment of 1% of its sales. The Company's PAMA was approved in January 1997.

Under current Peruvian law and regulations, compliance with the PAMA will satisfy environmental requirements pertaining to the Company's operations during the applicable five-or-ten year implementation period. The Company remains, however, subject to other environmental requirements applicable to its operations.

The project with the PAMA that will demand the largest investment is the modernization of the Ilo smelter. In the first phase, the capture of sulfur dioxide (SO2) will be increased from a current level of in excess of 30% to 67%. The second phase of the project will further increase the capture of SO2 to in excess of 92%, complying with current Peruvian environmental regulations.

During the implementation of the project, Southern Peru continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is restricted during periods of adverse meteorological conditions. This program, in conjunction with the operation of the smelter's sulfuric acid plant that was expanded to 317,500 tons per year, has contributed to improve air quality in Ilo.

In addition to the environmental programs for the Ilo smelter and the refinery, the Company continues to have good results with the reclamation programs in both Ite Bay and the beaches to the north of the smelter. Environmental capital expenditures were $41.6 million in 1999, $25.3 million in 1998 and $43.8 million in 1997. In addition, the Company estimates spending $50.0 million for environmental control capital expenditures in 2000.

                                                                             A43


Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiff filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Superior Court had denied plaintiff's extraordinary appeal and affirmed the decision of the Supreme Court of Lima which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical ground and remanded the case to the lower court for further proceedings. In December 1999, the lower court dismissed the complaint against the Company. Plaintiffs appealed this decision in January 2000.

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

                                                                             A44


                        Report of Independent Accountants

To the Board of Directors and Stockholders of Southern Peru Copper Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of Southern Peru Copper Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 10, 2000

                                                                             A45


Unaudited Quarterly Data
Quarters
(in millions, except per share data)

                                                        1999
                                                        ----

                                  1st       2nd          3rd         4th         Year
                               ==========================================================
Net sales                      $  123.9   $  132.4    $  156.1    $   172.1   $  584.5
Operating Income               $    6.4   $    7.1    $   18.6    $    13.4   $   45.6

Net earnings                   $    4.0   $    3.6    $   12.1    $     9.7   $   29.4

Net earnings per share:
  Basic and diluted            $   0.05   $   0.05    $   0.15    $    0.12   $   0.37
Dividend per share             $   0.03   $  0.025    $  0.022    $   0.075   $  0.152

Stock prices
New York Stock Exchange:
  High                         $ 10-7/8   $     15    $ 16-7/8    $ 18-1/16   $18-1/16
  Low                          $ 8-7/16   $10-1/16    $ 13-5/8    $13-13/16   $ 8-7/16

Lima Stock Exchange:
  High                         $  10.66   $  15.08    $  16.95    $   17.45   $  17.45
  Low                          $   8.78   $  10.12    $  13.80    $   14.01   $   8.78



                                                       1998
                                                       ----

                                  1st         2nd         3rd         4th       Year
                                =======================================================
Net sales                       $  152.4    $   152.5   $  173.8   $  149.2   $  627.9
Operating Income                $   17.3    $    19.7   $   30.2   $    2.9   $   70.1

Net earnings                    $   12.9    $    18.4   $   19.9   $    3.4   $   54.6

Net earnings per share:
  Basic and diluted             $   0.16    $    0.23   $   0.25   $   0.04   $   0.68
Dividend per share              $   0.20    $    0.08   $   0.11   $   0.12   $   0.51

Stock prices
New York Stock Exchange:
  High                          $ 15-1/8    $16-11/16   $ 13-1/2   $ 12-7/8   $16-11/16
  Low                           $ 12-1/2    $      13   $  8-3/4   $8-15/16   $   8-3/4

Lima Stock Exchange:
  High                          $  14.95    $   16.50   $  13.35   $  12.70   $  16.50
  Low                           $  12.40    $   12.95   $   8.93   $   8.89   $   8.89


Metal Price Sensitivity

Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2000. Estimates are based on
80.0 million shares outstanding.

                                       Copper          Silver         Molybdenum
                                       ------          ------         ----------

Change in Metal Price                  $0.01/lb.       $1.00/oz.      $1.00/lb.

Annual Change in Earnings per Share    $0.06           $0.02          $0.11

                                                                             A46


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 25, 2000, the Board of Directors of the Company selected Arthur Andersen L.L.P. to serve as independent accountants for the Company for the calendar year 2000, and resolved to submit this selection to the approval of the stockholders of the Company at the annual meeting of stockholders to be held on May 9, 2000.

      The Company's professional relationship with PricewaterhouseCoopers L.L.P., the current accountants, has been harmonious and during the last two fiscal years to date, the Company and its managers had no disagreement with PricewaterhouseCoopers L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. PricewaterhouseCoopers L.L.P.'s reports on the Company's consolidated financial statements for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Items 10, 11, 12, and 13

Reference is made to the Section captioned "Executive Officers of the Registrant" on page A-12. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1999 Proxy Statement indicated below:

                                                                         Proxy
                                                                       Statement
Item  Required Information       Proxy Statement Section                 Pages
----  --------------------       -----------------------                 -----

10.  Directors and Executive     Nominees for Election as Directors
        Officers                   Representing Common Stock and
                                   Nominees for Election as
                                   Directors Representing
                                   Class A Common Stock                    4-6
                                 Section 16(a) Beneficial Ownership
                                   Reporting Compliance                     19
11.  Executive Compensation      Committee Reports on Executive
                                   Compensation through Employment
                                   Agreements                             9-16
                                 Compensation of Directors and
                                   Compensation Committee Interlocks
                                   and Insider Participation             18-19
12.  Security Ownership          Security Ownership of Certain
                                   Beneficial Owners and Beneficial
                                   Ownership of Management                 7-9
13.  Certain Relationships       Certain Transactions                    17-19
       and Related Transactions

The information referred to above is incorporated herein by reference.

                                                                             A47


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1.    Financial Statements

      The following financial statements of Southern Peru Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                          Form
                                                                         10 - K
                                                                         Pages
                                                                         -----

        Consolidated Statement of Earnings for the years ended
        December 31, 1999, 1998 and 1997                                  A24

        Consolidated Balance Sheet at December 31, 1999 and 1998          A25

        Consolidated Statement of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997                                  A26

        Consolidated Statement of Stockholders' Equity for the
        years ended December 31, 1999, 1998 and 1997                      A27

        Notes to Consolidated Financial Statements                     A28 - A43

        Report of Independent Accountants                                 A44

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

                                                                             A48


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

            4.6 Supplemental Indenture, dated as of December 22, 1998 between Southern Peru Copper Corporation and Citibank, N.A. as Trustee.

            10.1  Form of Agreement Among Certain Stockholders of the Company

            10.2 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

            10.3  Incentive Compensation Plan of the Company

            10.4 Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999

            10.5  Stock Incentive Plan of the Company

            10.6  Form of Directors Stock Award Plan of the Company

            10.7 Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999

            10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees

            10.9 Compensation Deferral Plan, as amended and restated as of November 4, 1999

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

                                                                             A49


            21.1  Subsidiaries of the Company

            23.1  Consent of Independent Accountants

The exhibits listed as 10.4 through 10.9 and 10.13 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to
Item 14(c) of Form 10-K.

(B) Reports on Form 8-K filed in the fourth quarter of 1999 and the first quarter of 2000:

1. Report on Form 8-K, filed December 1, 1999 disclosing the acquisition by Grupo Mexico S.A. de C.V. on November 17, 1999 of all of the shares of ASARCO Incorporated following a tender offer, and the appointment of new directors of the Company.

2. Report on Form 8-K/A filed March 1, 2000 disclosing the selection of Arthur Andersen L.L.P. to serve as independent accountants for the Company for calendar year 2000.

3. Report on Form 8-K/A-2 filed March 14, 2000 enclosing the letter of PricewaterhouseCoopers L.L.P. agreeing with the statements made by the Company regarding the change of independent accountants.

(C) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B1 through B3. Copies of the following exhibits are filed with this Form 10-K:

      10.4 Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999

      10.7 Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999

      10.9 Compensation Deferral Plan, as amended and restated as of November 4, 1999

      21.1  Subsidiaries of the Company

      23.1  Consent of Independent Accountants

Copies of exhibits may be acquired upon written request to the Secretary and the payment of processing and mailing costs.

                                                                             A50


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

                                    SOUTHERN PERU COPPER CORPORATION
                                    (Registrant)


                                By: /s/ Oscar Gonzalez Rocha
                                    --------------------------------------------
                                         Oscar Gonzalez Rocha
                                         President and Director

Date:  March 15, 2000

      Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ German Larrea Mota/Velasco                    Chairman of the Board, Chief
------------------------------                    Executive Officer and Director
German Larrea Mota/Velasco                        (principal executive Officer)


/s/ Oscar Gonzalez Rocha                          President and Director
------------------------------
    Oscar Gonzalez Rocha


/s/ Daniel Tellechea Salido                       Vice President, Finance and
------------------------------                    Director (principal financial
    Daniel Tellechea Salido                       officer)

/s/ Ernesto Duran Trinidad                        Comptroller (principal
------------------------------                    accounting officer)
    Ernesto Duran Trinidad

                                    DIRECTORS


/s/ Everett E. Briggs                    /s/ Manuel Calderon Cardenas
------------------------------           ----------------------------
    Everett E. Briggs                        Manuel Calderon Cardenas


/s/ Jaime Claro                          /s/ Robert A. Pritzker
------------------------------           ----------------------------
    Jaime Claro                              Robert A. Pritzker

/s/ Genaro Larrea Mota-Velasco
------------------------------           ----------------------------
Genaro Larrea Mota-Velasco                   Charles B. Smith


/s/ Hector Calva Ruiz                    /s/ J. Steven Whisler
------------------------------           ----------------------------
    Hector Calva Ruiz                        J. Steven Whisler


/s/ Xavier Garcia de Quevedo
------------------------------           ----------------------------
    Xavier Garcia de Quevedo                 Douglas C. Yearley


/s/ John F. McGillicuddy
------------------------------
    John F. McGillicuddy


/s/ Alberto de la Parra Zavala
------------------------------
    Alberto de la Parra Zavala

Date: March 15, 2000

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                             Page
Number                  Document Description                                       Number
------                  --------------------                                       ------
3.    Certificate of Incorporation and By-Laws

3.1   Restated Certificate of Incorporation, filed December 29,1995 (Filed as
      Exhibit 3.1 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference)

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

3.6   By-Laws, as last amended on February 3, 1998 (Filed as Exhibit 3.6 to the
      Company's 1997 Annual Report on Form 10-K and incorporated herein by reference).

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

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                                       Page
Number                            Document Description                                       Number
------                            --------------------                                       ------
4.4   Form of Series A-1 Secured Export Notes due 2007 (Filed as Exhibit 4.1(d)
      to the Company's Registration Statement on Form S-4, as amended by
      Amendment No. 1 thereto, File No. 333-34305, and incorporated herein by reference)

4.5   Supplemental Indenture, dated as of October 15, 1998 among Southern Peru
      Limited, Southern Peru Copper Corporation as guarantor, and Citibank,
      N.A., as Trustee (Filed as Exhibit 4.5 to the Company's 1998 Annual Report on Form 10-K and incorporated herein by reference).

4.6   Supplemental Indenture, dated as of December 22, 1998 between Southern
      Peru Copper Corporation and Citibank, N.A., as Trustee (Filed as Exhibit
      4.6 to the Company's 1998 Annual Report on Form 10-K and incorporated herein by reference).

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

10.4 Supplemental Retirement Plan of the Company, as amended and restated as of November 4,1999

10.5  Stock Incentive Plan of the Company (Filed as an Exhibit to the Company's
      Registration Statement on Form S-8 dated March 25, 1996 (Registration No.
      333-2736) and incorporated herein by reference)

10.6 Form of Directors Stock Award Plan of the Company (Filed as Exhibit 10.16 to the Company's Form S-4 and incorporated herein by reference)

10.7  Deferred Fee Plan for Directors, as amended and restated as of November 4,
      1999

10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees (Filed as Exhibit 10.17 to the Company's Form S-4 and incorporated herein by reference)

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                                       Page
Number                            Document Description                                       Number
------                            --------------------                                       ------

10.9   Compensation Deferral Plan, as amended and restated as of November 4, 1999

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

10.12  Assignment and Assumption Agreement dated as of December 30, 1998, between
       Southern Peru Copper Corporation, a Delaware Corporation, and Southern
       Peru Limited (Filed as Exhibit 10.12 to the Company's 1998 Annual Report on Form 10-K and incorporated herein by reference)

10.13  Consulting Agreement between the Company and Mr. C. G. Preble dated March
       18, 1999 (Filed as Exhibit 10.13 to the Company's 1998 Annual Report on
       Form 10-K and incorporated herein by reference)

21.1   Subsidiaries of the Company

23.1   Consent of Independent Accountants