Form 10-Q
period 2000-03-31
SOUTHERN PERU COPPER CORP/
filed 2000-05-15
CIK 1001838

                                   SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2000
                                  First Quarter
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended MARCH 31, 2000            Commission file number 1-14066


                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          13-3849074
           --------                                          ----------
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)

    180 MAIDEN LANE, NEW YORK, N.Y.                             10038
    -------------------------------                             -----
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

                                                         Yes |X|     No |_|

As of April 30, 2000 there were outstanding 14,095,792 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

      PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statement of Earnings
                    Three months ended March 31, 2000 and 1999              2

                  Condensed Consolidated Balance Sheet
                    March 31, 2000 and December 31, 1999                    3

                  Condensed Consolidated Statement of Cash Flows
                    Three Months ended March 31, 2000 and 1999              4

                  Notes to Condensed Consolidated Financial Statements     5-7

      Item 2.  Management's Discussion and Analysis of                    8-12
               Financial Condition and Results of
               Operations

      Report of Independent Public Accountants                             13

      PART II.  OTHER INFORMATION:

      Item 4.  Submission of matters to a vote of Security Holders         14

      Item 6.  Exhibits on Form 10-Q                                       14


      Signatures                                                           15

      Exhibit 15 - Independent Accountants' Awareness Letter

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                          3 Months Ended
                                                             March 31,
                                                      2000              1999
                                                    ---------         ---------
                                                   (in thousands, except for per
                                                           share amounts)
Net sales:
 Stockholders and affiliates                        $  16,337         $    --
 Others                                               146,785           123,942
                                                    ---------         ---------
      Total net sales                                 163,122           123,942
                                                    ---------         ---------

Operating costs and expenses:
 Cost of sales                                        109,803            89,250
 Administrative and other expenses                      7,202            10,099
 Depreciation and depletion                            18,638            17,386
 Exploration expense                                      732               760
                                                    ---------         ---------
  Total operating costs and expenses                  136,375           117,495
                                                    ---------         ---------

  Operating income                                     26,747             6,447

Interest income                                           428             2,917
Other income                                              983             1,465
Interest expense                                       (3,916)           (5,052)
                                                    ---------         ---------

Earnings before taxes on income
 and minority interest of investment
 shares                                                24,242             5,777

Taxes on income                                         7,611             1,733

Minority interest of investment shares
 in income of Peruvian Branch                             156                 2
                                                    ---------         ---------

Net earnings                                        $  16,475         $   4,042
                                                    =========         =========

Per common share amounts:
 Net earnings - basic and diluted                   $    0.21         $    0.05
 Dividends paid                                     $    0.06         $    0.03

Weighted average common shares
  outstanding:              Basic                      80,001            79,857
                            Diluted                    80,008            79,883

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                     March 31,        December 31,
                                                       2000              1999
                                                    ----------        ----------
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                         $   18,174        $   10,596
  Accounts receivable, net                              83,569            80,664
  Inventories                                           99,937           110,171
  Other current assets                                  61,479            67,710
                                                    ----------        ----------
    Total current assets                               263,159           269,141

Net property                                         1,265,291         1,250,887
Other assets                                            24,446            25,425
                                                    ----------        ----------
      Total Assets                                  $1,552,896        $1,545,453
                                                    ==========        ==========

LIABILITIES
Current liabilities:
  Current portion of long-term debt                 $   27,518        $   23,272
  Accounts payable                                      35,849            58,413
  Accrued liabilities                                   34,443            29,472
                                                    ----------        ----------
    Total current liabilities                           97,810           111,157
                                                    ----------        ----------

Long-term debt                                         205,007           199,253
Deferred income taxes                                   84,007            79,888
Other liabilities                                       14,938            15,242
                                                    ----------        ----------
    Total non-current liabilities                      303,952           294,383
                                                    ----------        ----------

Minority interest of investment shares
  in the Peruvian Branch                                13,521            13,975
                                                    ----------        ----------

STOCKHOLDERS' EQUITY
Common stock (a)                                       261,584           261,584
Retained earnings                                      876,029           864,354
                                                    ----------        ----------
      Total Stockholders' Equity                     1,137,613         1,125,938
                                                    ----------        ----------

      Total Liabilities, Minority
       Interest and Stockholders' Equity            $1,552,896        $1,545,453
                                                    ==========        ==========

(a) Common shares: Authorized                           34,099            34,099
                   Outstanding                          14,096            14,119
    Class A common shares Authorized
      and Outstanding                                   65,901            65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                  3 Months Ended
                                                                     March 31,
                                                               2000            1999
                                                             --------        ---------
                                                                  (in thousands)
OPERATING ACTIVITIES
  Net earnings                                               $ 16,475        $   4,042
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and depletion                               18,638           17,386
      Provision for deferred income taxes                       4,222            5,256
      Foreign currency transaction losses                         902            1,516
      Minority interest of labor shares                           156                2
      Net changes in operating assets and liabilities:
       Accounts receivable                                     (2,821)          12,582
       Inventories                                             10,234            1,371
       Accounts payable and accrued liabilities               (18,882)          (6,101)
       Other operating assets and liabilities                   8,342            2,446
                                                             --------        ---------

Net cash provided by operating activities                      37,266           38,500
                                                             --------        ---------

INVESTING ACTIVITIES
  Capital expenditures                                        (33,236)         (50,314)
  Purchases of held-to-maturity investments                      --            (24,470)
  Proceeds from held-to-maturity investments                     --             22,152
  Sales of property                                                 6              362
                                                             --------        ---------
Net cash used in investing activities                         (33,230)         (52,270)
                                                             --------        ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                                     10,000            2,000
  Escrow (deposits) withdrawals on long-term loans                190              (27)
  Dividends paid to common stockholders                        (4,800)          (2,396)
  Distributions to minority interest                              (86)             (47)
  Purchases of investment shares                                 (851)            (183)
                                                             --------        ---------
Net cash provided by(used in) financing activities              4,453             (653)
                                                             --------        ---------

Effect of exchange rate changes on cash                          (911)            (737)
                                                             --------        ---------

Increase (decrease) in cash and cash equivalents                7,578          (15,160)
Cash and cash equivalents at beginning of period               10,596          175,948
                                                             --------        ---------

Cash and cash equivalents at end of period                   $ 18,174        $ 160,788
                                                             ========        =========

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of Southern Peru Copper Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three-months ended March 31, 2000 and 1999. The condensed financial statements as of March 31, 1999 and for the three-month period then ended were reviewed by other accountants whose report dated April 16, 1999 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. Certain reclassifications have been made in the financial statements from amounts previously reported. The financial data as of March 31, 2000 and for the three-months period then ended has been subjected to a review by Medina, Zaldivar y Asociados Sociedad Civil, member firm of Arthur Andersen, the Company's independent public accountants. The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K.

B.       Inventories were as follows:
         (in millions)

                                                         March 31,      December 31,
                                                            2000            1999
                                                            ----            ----
Metals at lower of average cost or market:
   Finished goods                                        $   1.2         $   1.5
   Work-in-process                                          39.3            48.7
Supplies at average cost, net of reserves                   59.4            60.0
                                                         -------         -------

Total inventories                                        $  99.9         $ 110.2
                                                         =======         =======

C. At March 31, 2000, the Company has recorded sales of 6.7 million pounds of copper, at a provisional price of $0.80 per pound. These sales are subject to final pricing based on the average monthly LME copper prices in the month of settlement which will occur in the second quarter of 2000.

D.       Financial Instruments:

         The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments, which are designated as hedges, must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

         Copper: Depending on market fundamentals and other conditions, the Company may purchase put options to reduce or eliminate the risk of price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of the options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and reported as a component of the underlying transaction.

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

E.       Commitments and Contingencies:

         Litigation

         In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called "labor shares")of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiff filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Supreme Court had denied plaintiff's extraordinary appeal and affirmed the decision of the Superior Court of Lima which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to plaintiffs. The Company appealed this decision in January 2000. There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings. Also in December 1999, the lower court dismissed the complaint against the Company. Plaintiffs appealed this decision in January 2000.

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

                                  PART I ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $16.5 million, or 21 cents per common share, for the first quarter ended March 31, 2000 compared with net earnings of $4.0 million, or 5 cents per common share, for the first quarter of 1999.

The increase in earnings in the first quarter of 2000 is primarily attributable to higher copper prices when compared with the first quarter of 1999. The average price for copper on the London Metal Exchange (LME) in the first quarter of 2000 was 81 cents per pound, compared with 64 cents per pound in the year earlier period. Prices of the Company's principal by-products were lower during the first quarter of 2000. Molybdenum averaged $2.54 per pound and silver averaged $5.18 per ounce compared to $2.70 per pound and $5.28 per ounce, respectively, during the first quarter of 1999.

Mine copper production decreased 0.7% to 176.3 million pounds in the first quarter of 2000 compared with the first quarter of last year. Decreases in ore grade at both mines and a fire in a conveyor belt at the Cuajone concentrator were responsible for the decrease in production. These decreases were, to a great extent, offset by improved recovery and throughput at the Cuajone mine as a result of the expansion, and increased production of SX/EW copper. The fire at the Cuajone concentrator disrupted first quarter 2000 production resulting in a loss of 11.9 million pounds of copper. The Company is pursuing this loss with its insurers. Increased SX/EW copper production of 7.6 million pounds of copper is a result of the expansion of the plant, completed in the third quarter of 1999. The refined copper production increased 6.9% in the first quarter of 2000 to 172.6 million pounds. The increase is due to increased production efficiencies at the Ilo refinery and the increased SX/EW production described above.

The Company's expansion and modernization program is progressing on schedule. Engineering studies for the Ilo smelter modernization and expansion project continue. The Company plans to use the most efficient proven technology, looking not only to comply with Peruvian environmental standards but also to provide economic returns. Feasibility studies for expansion of the Toquepala concentrator and mine, the leaching section and a SX/EW plant at Cuajone are currently underway. Construction of these projects are expected to begin in the year 2000 improving SPCC's production capacity to over 900 million pounds of copper per year. The project to expand and protect the Cuajone mine from maximum flooding of the Torata river is under construction and reached 63% completion at the end of the first quarter of 2000, with an investment of $47.2 million out of the $75.5 million budget. The Torata river will be diverted in June 2000 to allow the beginning of the Cuajone pit expansion.

INFLATION AND DEVALUATION OF PERUVIAN SOL: A portion of the Company's operating costs are denominated in Peruvian soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended March 31, 2000 the inflation and devaluation rates were 1.1% and (0.7%), respectively.

NET SALES: Net sales in the first quarter of 2000 increased $39.2 million to $163.1 million from the comparable period in 1999. The increase in net sales was primarily the result of higher copper prices in 2000 and increased copper sales volume of 14.8 million pounds in the first quarter of 2000.

At March 31, 2000, the Company has recorded sales on 6.7 million pounds of copper, at a provisional price of $0.80 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement, which will occur in the second quarter of 2000.

PRICES: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the New York Commodity Exchange (COMEX) or as published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                                        Three Months Ended
                                                             March 31,
Price/Volume Data:                                    2000              1999
                                                      ----              ----
Average Metal Prices:

Copper (per pound-LME)                                $0.81             $0.64
Molybdenum (per pound)                                $2.54             $2.70
Silver (per ounce-COMEX)                              $5.18             $5.28

Sales Volume (in thousands):

Copper (pounds)                                     183,500           168,700
Molybdenum (pounds) (1)                               3,346             2,324
Silver (ounces)                                         875               633

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

At March 31, 2000, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of March 31, 2000 and December 31, 1999, the Company had the following fuel swap agreements:

                                                            Weighted Average
                                             Quantity        Contract Price
     Fuel Type               Period          (barrels)        (per barrel)
     ---------               ------          ---------        ------------
     DECEMBER 31, 1999
     Residual Oil         1/00 - 12/00        1,468,800           $12.80
     Diesel Fuel          1/00 - 12/00          504,000           $19.36

     MARCH 31, 2000
     Residual Oil         4/00 - 12/00        1,101,600           $12.80
     Diesel Fuel          4/00 - 12/00          378,000           $19.50

The unrealized gain in the Company's fuel swap positions at March 31, 2000 was $9.5 million. A hypothetical 10% decrease from March 31, 2000 fuel prices, would reduce the unrealized gain on fuel swaps by $3.1 million.

In the first quarter of 2000, the Company's production costs would have been $4.4 million higher if this exposure had not been hedged.

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

As of March 31, 2000 the Company had the following currency swap agreements:

                                         US$  Euros             Forward
                   MATURITY DATE       (IN MILLIONS)         EXCHANGE RATE
                   -------------       -------------         -------------
                     7/31/2000           9.1   8.0              1.1341
                     10/31/2000          8.5   7.4              1.1419
                     12/29/2000          6.5   5.7              1.1467
                     3/31/2001           2.6   2.3              1.1535
                     4/30/2001           3.3   2.9              1.1559

The unrealized loss in the Company's currency swap position at March 31, 2000 was $4.6 million. A hypothetical 10 percent decrease from March 31, 2000 rates, would increase the unrealized loss on currency swaps by $2.5 million. The full cost of the currency swap amount as acquired will, when exercised, be included in the cost of the capital asset for which these swaps were obtained.

OPERATING COSTS AND EXPENSES: Operating costs and expenses were $136.4 million in the first quarter of 2000 compared with $117.5 million in the first quarter of 1999.

Cost of sales for the three months ended March 31, 2000 was $109.8 million compared with $89.3 million in the comparable 1999 period. The increase of $20.6 million in 2000 includes higher volume of 8.2 million pounds of copper sold from SPCC mines equivalent to $5.7 million. It also includes an increase of $7.9 million in copper production cost, principally due to increased power cost and an increase of $3.2 million in purchased concentrates cost attributable to higher copper prices.

Depreciation and depletion expense for the three-months ended March 31, 2000 was $18.6 million compared with $ 17.4 million in the comparable 1999 period. The increase in 2000 is principally due to the depreciation of the Toquepala SX/EW plant expansion, completed in the third quarter of 1999.

NON-OPERATING ITEMS: Interest income was $0.4 million in the first quarter of 2000, compared to $2.9 million in the comparable 1999 period. The decrease reflects lower invested balances as Company funds were used for the expansion and modernization program.

TAXES ON INCOME: Taxes on income for the first three months ended March 31, 2000 were $7.6 million, compared with $1.7 million for the first quarter of 1999. The increase was principally due to higher earnings in 2000.

CASH FLOWS:

Net cash provided by operating activities was $37.3 million in the first quarter of 2000, compared with $38.5 million in the comparable 1999 period. The decrease was attributable to increased earnings by $12.4 million mainly due to higher realized copper prices and $1.3 million of higher depreciation and depletion, offset by net changes in operating assets and liabilities of $14.9 million.

Net cash used in investing activities was $33.2 million in the first quarter of 2000 and is fully explained by capital expenditures. In the first quarter of 1999, net cash used in investing activities was $52.3 million and was principally due to $50.3 million of capital expenditures and $2.3 million of net purchases of held-to-maturity investments.

Net cash provided by financing activities in the first quarter of 2000 was $4.5 million, compared with a use of $0.7 million for the first quarter of 1999. The first quarter of 2000 includes a dividend distribution of $4.8 million and proceeds from borrowings of $10 million. The first quarter of 1999 included a dividend distribution of $2.4 million and proceeds from borrowings of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES: The Company expects that it will meet its cash requirements for 2000 and beyond from internally generated funds, cash on hand, from borrowings under existing credit facilities and from additional external financing.

In the first quarter of 2000, the Company paid a dividend to shareholders of $4.8 million or 0.06 cents per share, compared with $2.4 million or 0.03 cents per share in the same period of 1999.

Certain financing agreements contain covenants, which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

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

Arthur Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Southern Peru Copper Corporation:

We have reviewed the accompanying condensed balance sheet of Southern Peru Copper Corporation and subsidiaries as of March 31, 2000, and the related condensed statements of income and cash flows for the three-month period then ended. The condensed financial statements as of March 31, 1999 and for the three-month period then ended were reviewed by other accountants whose report dated April 16, 1999, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements, referred to above, for them to be in conformity with accounting principles generally accepted in the United States of America.

Medina, Zaldivar y Asociados
member firm of Arthur Andersen

Countersigned by:


/S/ MARCO ANTONIO ZALDIVAR
--------------------------
Marco Antonio Zaldivar
C.P.C. Register No. 12477

Lima, Peru,
May 9, 2000

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on May 9, 2000, the holders of Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, were asked to approve the selection of the independent accountants for 2000.

Votes cast in the election of directors by holders of Common Stock were as follows:

                                                            Number of Shares
                 NAMES                                     FOR        WITHHELD
                 -----                                     ---        --------
                 Amb. Everett E. Briggs                 7,779,580     3,323,044
                 John F. McGillicuddy                   7,777,260     3,325,364

In the election of directors by holders of Class A Common Stock, each of the following directors received 65,900,833 votes and no votes were withheld:

                 German Larrea Mota-Velasco           Oscar Gonzalez Rocha
                 Manuel Calderon Cardenas             Manuel J. Iraola
                 Hector Calva Ruiz                    Genaro Larrea Mota-Velasco
                 Jaime Claro                          Robert A. Pritzker
                 Alberto de la Parra Zavala           Daniel Tellechea Salido
                 Hector Garcia de Quevedo Topete      J. Steven Whisler
                 Xavier Garcia de Quevedo Topete

Stockholders approved the selection of the independent accountants as follows:

                                               FOR         AGAINST     WITHHELD
                                               ---         -------     --------
                 Common Stock               11,044,369     32,680       25,573
                 Class A Common Stock      329,504,165       -            -
                                           -----------    --------     --------
                    Total                  340,548,534     32,680       25,573

Holders of Class A Common Stock are entitled to five votes per share when voting together with the holders of Common Stock as one class.

Item 6 - Exhibits on Form 10-Q

                 15. Independent Public Accountant's Awareness Letter

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOUTHERN PERU COPPER CORPORATION

                                                   (Registrant)


Date: May 12, 2000                     /s/ OSCAR GONZALEZ ROCHA
                                       ------------------------
                                       President


Date: May 12, 2000                     /s/ DANIEL TELLECHEA SALIDO
                                       ---------------------------
                                       Vice President of Finance