Form 10-K405/A
period 1999-12-31
SOUTHERN PERU COPPER CORP/
filed 2000-06-30
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                1999 FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999      Commission File Number: 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             13-3849074
         -------------------------------             ------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

                   180 MAIDEN LANE, NEW YORK, N.Y.        10038
              ----------------------------------------------------
              (Address of principal executive offices)  (zip code)

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

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting held on May 9, 2000.
Part IV:      Exhibit index is on page B1 through B3.

                        Southern Peru Copper Corporation

                                   FORM 10-K/A
                                December 31, 1999

                                      INDEX

                                                                 Page
                                                                Number
                                                                ------
FORM 10-K/A                                                       i

ITEM 14                                                           ii

EXHIBIT INDEX                                                    B1-B3

FORM 11-K                                                       B22-B40

                Southern Peru Copper Corporation and Subsidiaries

                                   FORM 10-K/A

                                December 31, 1999

The undersigned registrant hereby amends the 1999 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries pursuant to Rule 15d-21

The following item has been refiled to reflect such amendments:

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

         The Exhibits Index has been amended and is refiled herewith to include as Exhibit 99 the report on Form 11-K relating to the Savings Plan for Salaried Employees of Southern Peru Copper Corporation and Participating Subsidiaries, which is filed herewith.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on it's behalf by the undersigned thereunto duly authorized.


                                                Southern Peru Copper Corporation


                                                By /s/ OSCAR GONZALEZ ROCHA
                                                       --------------------
                                                       Oscar Gonzalez Rocha
                                                       President


Dated: June 28, 2000

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                          Page
Number                          Document Description                            Number

3.       Certificate of Incorporation and By-laws *

3.1 Restated Certificate of Incorporation, filed December 29, 1995 (Filed as Exhibit 3.1 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference) *

3.2 Certificate of Decrease, filed February 29, 1996 (Filed as Exhibit 3.2 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference) *

3.3 Certificate of Increase, filed February 29, 1996 (Filed as Exhibit 3.3 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference) *

3.4 Certificate of Decrease, filed March 24, 1997 (Filed as Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1997 and incorporated herein by reference) *

3.5 Certificate of Increase, filed March 24, 1997 (Filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1997 and incorporated herein by reference) *

3.6 By-Laws, as last amended on February 3, 1998 (Filed as Exhibits 3.6 to the Copmpany's 1997 Annual Report on Form 10-K and incorporated herein by reference) *

4.       Instruments Defining Rights of Security Holders *

4.1      Indenture, dated as of May 30, 1997, among Southern Peru Limited,
         Southern Peru Copper Corporation, as guarantor, and Citibank, NA, as
         Trustee. (Filed as Exhibit 4.1(a) to the Company's Registration
         Statement on Form S-4, as amended by Amendment No. 1 thereto, File No.
         333-34505, and incorporated herein by reference) *

4.2      Supplemental Indenture, dated as of May 30, 1997, among Southern Peru
         Limited, Southern Peru Copper Corporation, as guarantor, and Citibank,
         N.A., as Trustee. (Filed as Exhibit 4.1(b) to the Company's
         Registration Statement on Form S-4, as amended by Amendment No. 1 thereto, File No. 333-34305, and incorporated herein by reference) *

4.3      Form of Amended and Restated Collateral Trust Agreement, dated as of
         July 15, 1997, between Southern Peru Limited and Deutsche Bank AG, New
         York Branch, as collateral trustee. (Filed as Exhibit 4.1(c) to the Company's Registration Statement on Form S-4, as amended by Amendment
         No. 1 thereto, File No. 333-34305, and incorporated herein by reference) *

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                          Page
Number                          Document Description                            Number
------                          --------------------                            ------

4.4      Form of Series A-1 Secured Export Notes due 2007 (Filed as Exhibit
         4.1(d) to the Company's Registration Statement on Form S-4, as amended by Amendment No. 1 thereto, File No. 333-34305, and incorporated herein by reference) *

4.5      Supplemental Indenture, dated as of October 15, 1998 among Southern
         Peru Limited, Southern Peru Copper Corporation as guarantor, and
         Citibank, N.A., as Trustee (Filed as Exhibit 4.5 to the Company's 1998
         Annual Report on form 10-K and incorporated herein by reference) *

4.6      Supplemental Indenture, dated as of December 22, 1998 between Southern
         Peru Copper Corporation and Citibank, N.A. as Trustee (Filed as Exhibit
         4.6 to the Company's 1998 Annual Report on Form 10-K and incorporated herein by reference) *

10.      Material Contracts

10.1     Form of Agreement Among Certain Stockholders of the Company (Filed as
         Exhibit 10.1 to the Company's Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No 33-97790 (the "Form
         S-4"), and incorporated herein by reference) *

10.2 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation) (Filed as Exhibit 10.3 to the Company's Form S-4 and incorporated herein by reference) *

10.3 Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference) *

10.4 Supplemental Retirement Plan of the Company, as amended restated as of November 4, 1999 *

10.5     Stock Incentive Plan of the Company (Filed as an Exhibit to the
         Company's Registration Statement on Form S-8 dated March 25, 1996
         (Registration No. 333-2736) and incorporated herein by reference) *

10.6     Form of Directors Stock Award Plan of the Company (Filed as Exhibit
         10.16 to the Company's Form S-4 and incorporated herein by reference) *

10.7     Deferred Fee Plan for Directors, as amended and restated as of November
         4, 1999 *

10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees (Filed as Exhibit
         10.17 to the Company's Form S-4 and incorporated herein by reference) *

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                          Page
Number                          Document Description                            Number
------                          --------------------                            ------

10.9 Compensation Deferral Plan, as amended and restated as of November 4, 1999. *

10.10    Credit Agreement dated as of March 31, 1997 among Southern Peru
         Limited, as Borrower, Southern Peru Copper Corporation, as Guarantor, the several banks and other financial institutions from time to time parties to the Credit Agreement, Morgan Guaranty Trust Company of New
         York, as Administrative Agent, The Chase Manhattan Bank, as
         Documentation Agent, Citicorp Securities, Inc., as Syndication Agent, and Deutsche Bank AG, New York Branch, as Security and Collateral
         Agent. (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, File No. 333-3405, and incorporated herein by reference) *

10.11    First Amendment to the Credit Agreement, dated July 14, 1997. (Filed as
         Exhibit 10.10 to the Company's Registration Statement on Form S-4, File
         No. 333-34305, and incorporated herein by reference) *

21.1     Subsidiaries of the Company *

23.1     Consent of Arthur Andersen

23.2     Consent of PricewaterhouseCoopers LLP

99.      Report on Form 11-K relating to the Savings Plan of Southern Peru
         Cooper Corporation and Participating Subsidiaries

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

* Previously filed