Form 10-Q
period 2000-06-30
SOUTHERN PERU COPPER CORP/
filed 2000-08-11
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2000
                                 Second Quarter
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 2000                   Commission file number 1-14066
                  -------------                                          -------


                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------

             (Exact name of registrant as specified in its charter)


          DELAWARE                                            13-3849074
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S Employer
 Incorporation or organization)                           Identification No.)


     180 MAIDEN LANE, NEW YORK, N.Y.                                10038
     -------------------------------                                -----
 (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code               212-510-2000
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

                                                                 Yes |X|  No |_|

As of July 31, 2000, there were outstanding 14,100,192 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries


                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------

    PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statement of Earnings
             Three Months and Six Months
               ended June 30, 2000 and 1999                                  2

             Condensed Consolidated Balance Sheet
               June 30, 2000 and December 31, 1999                           3

             Condensed Consolidated Statement of Cash Flows
             Three Months and Six Months
               ended June 30, 2000 and 1999                                  4

             Notes to Condensed Consolidated Financial Statements           5-7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8-13

    Report of Independent Public Accountants                                 14


    PART II.  OTHER INFORMATION:

    Item 6   Exhibits on Form 10-Q                                           15

    Signatures                                                               16

    Exhibit 15 - Independent Public Accountants Awareness Letter             17

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                   3 Months Ended            6 Months Ended
                                                      June 30,                  June 30,
                                                 2000         1999         2000         1999
                                               ---------    ---------    ---------    ---------
                                                 (in thousands, except for per share amounts)
Net sales:
 Stockholders and affiliates                   $  17,094    $    --      $  33,432    $    --
 Others                                          139,927      132,376      286,711      256,318
                                               ---------    ---------    ---------    ---------

Total net sales                                  157,021      132,376      320,143      256,318
                                               ---------    ---------    ---------    ---------

Operating costs and expenses:
 Cost of sales                                   100,852       95,862      210,655      185,113
 Administrative and other expenses                 6,935        9,427       14,138       19,525
 Depreciation and depletion                       18,587       18,271       37,225       35,658
 Exploration expense                               1,378        1,706        2,109        2,466
                                               ---------    ---------    ---------    ---------
  Total operating costs and expenses             127,752      125,266      264,127      242,762
                                               ---------    ---------    ---------    ---------

  Operating income                                29,269        7,110       56,016       13,556

Interest income                                      645        2,301        1,073        5,218
Other income                                         927          175        1,910        1,641
Interest expense                                  (4,019)      (4,448)      (7,935)      (9,500)
                                               ---------    ---------    ---------    ---------

Earnings before taxes on income
and minority interest of investment
shares                                            26,822        5,138       51,064       10,915
Taxes on income                                    8,583        1,541       16,194        3,274
Minority interest of investment shares
in income of Peruvian Branch                         225            8          381           10
                                               ---------    ---------    ---------    ---------
Net earnings                                   $  18,014    $   3,589    $  34,489    $   7,631
                                               =========    =========    =========    =========

Per common share amounts:
 Net earnings - basic and diluted              $    0.22    $    0.05    $    0.43    $    0.10
 Dividends paid                                $    0.05    $   0.025    $    0.11    $   0.055
 Weighted average common shares
   outstanding:             Basic                 79,999       79,867       80,000       79,862
                            Diluted               80,017       79,888       80,026       79,876

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                        June 30,     December 31,
                                                          2000           1999
                                                       ----------     ----------
                                                            (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                            $   37,593     $   10,596
  Accounts receivable, net                                 77,437         80,664
  Inventories                                             105,148        110,171
  Other assets                                             56,822         67,710
                                                       ----------     ----------
    Total current assets                                  277,000        269,141

Net property                                            1,276,789      1,250,887
Other assets                                               26,096         25,425
                                                       ----------     ----------
      Total Assets                                     $1,579,885     $1,545,453
                                                       ==========     ==========

LIABILITIES
Current liabilities:
  Current portion of long-term debt                    $   30,505     $   23,272
  Accounts payable                                         39,123         58,413
  Accrued liabilities                                      31,491         29,472
                                                       ----------     ----------
    Total current liabilities                             101,119        111,157
                                                       ----------     ----------

Long-term debt                                            203,835        199,253
Deferred income taxes                                      93,385         79,888
Other liabilities                                          16,375         15,242
                                                       ----------     ----------
    Total non-current liabilities                         313,595        294,383
                                                       ----------     ----------

Minority interest of investment shares
  in the Peruvian Branch                                   13,544         13,975
                                                       ----------     ----------

STOCKHOLDERS' EQUITY
Common stock (a)                                          261,584        261,584
Retained earnings                                         890,043        864,354
                                                       ----------     ----------
      Total Stockholders' Equity                        1,151,627      1,125,938
                                                       ----------     ----------

      Total Liabilities, Minority
       Interest and Stockholders' Equity               $1,579,885     $1,545,453
                                                       ==========     ==========

(a) Common shares: Authorized                              34,099         34,099
                   Outstanding                             14,098         14,119
    Class A common shares Authorized
    and Outstanding                                        65,901         65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          3 Months Ended           6 Months Ended
                                                             June 30,                 June 30,
                                                         2000        1999         2000        1999
                                                       --------    ---------    --------    ---------
                                                           (in thousands)          (in thousands)
OPERATING ACTIVITIES
  Net earnings                                         $ 18,014    $   3,589    $ 34,489    $   7,631
  Adjustments to reconcile net earnings to
   net cash provided from operating activities:
    Depreciation and depletion                           18,587       18,271      37,225       35,658
    Provision (benefit) for deferred income taxes         5,211         (182)      9,433        5,074
    Foreign currency transaction losses (gains)            (145)        (286)        757        1,230
    Minority interest of investment shares                  225            8         381           10
    Net changes in operating assets and liabilities:
      Accounts receivable                                 6,116      (18,890)      3,295       (6,308)
      Inventories                                        (5,211)      (1,463)      5,023          (92)
      Accounts payable and accrued liabilities            1,623        4,609     (17,259)      (1,492)
      Other operating assets and liabilities              7,485        1,254      15,827        3,699
                                                       --------    ---------    --------    ---------

Net cash provided by operating activities                51,905        6,910      89,171       45,410
                                                       --------    ---------    --------    ---------

INVESTING ACTIVITIES
  Capital expenditures                                  (31,117)     (47,372)    (64,353)     (97,686)
  Purchases of held-to-maturity investments                --        (30,520)       --        (54,990)
  Proceeds from held-to-maturity investments               --         24,470        --         46,622
  Sales of property                                          12          736          18        1,098
                                                       --------    ---------    --------    ---------
Net cash used in investing activities                   (31,105)     (52,686)    (64,335)    (104,956)
                                                       --------    ---------    --------    ---------

FINANCING ACTIVITIES
  Debt repayment                                         (8,185)      (6,842)     (8,185)      (6,842)
  Proceeds from borrowings                               10,000         --        20,000        2,000
  Escrow (deposits) withdrawals on long-term loans          940          (40)      1,130          (67)
  Dividends paid to common stockholders                  (4,000)      (1,997)     (8,800)      (4,393)
  Distributions to minority interest                        (71)         (39)       (157)         (86)
  Purchases of investment shares                           (191)        (462)     (1,042)        (645)
                                                       --------    ---------    --------    ---------

Net cash provided by (used in) financing activities      (1,507)      (9,380)      2,946      (10,033)
                                                       --------    ---------    --------    ---------

Effect of exchange rate changes on cash                     126          284        (785)        (453)
                                                       --------    ---------    --------    ---------

Increase (decrease)in cash and cash equivalents          19,419      (54,872)     26,997      (70,032)
Cash and cash equivalents at beginning of period         18,174      160,788      10,596      175,948
                                                       --------    ---------    --------    ---------

Cash and cash equivalents at end of period             $ 37,593    $ 105,916    $ 37,593    $ 105,916
                                                       ========    =========    ========    =========

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The condensed financial statements as of June 30, 1999 and for the three and six-month periods then ended were reviewed by other accountants whose report dated July 16, 1999 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in The United States of America. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements as of June 30, 2000 and for the three and six-months periods then ended have been subjected to a review by Medina, Zaldivar y Asociados Sociedad Civil, member firm of Arthur Andersen, the Company's independent public accountants. The results of operations for the three and six-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K.

B. Inventories were as follows:
   (in millions)
                                                    June 30,      December 31,
                                                      2000            1999
                                                    --------        --------
   Metals at lower of average cost or market:
      Finished goods                                $    1.4        $    1.5
      Work-in-process                                   43.8            48.7
   Supplies at average cost, net of reserves            60.0            60.0
                                                    --------        --------
   Total inventories                                $  105.2        $  110.2
                                                    ========        ========

C. At June 30, 2000, the Company has recorded sales of 6.6 million pounds of copper, at a provisional price of $0.82 per pound. These sales are subject to final pricing based on the average monthly LME copper prices in the month of settlement which will occur in the third quarter of 2000.

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

   At June 30, 2000, the Company held no copper put options.

   Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs.

   Foreign currency: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount or foreign currency required at a future date. The Company has entered into currency swap agreements on a portion of its capital cost contracted in Euros.

E. Commitments and Contingencies:

   Litigation

   In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch, plus dividends. In October 1997, the Superior Court of Lima nullified a decision adverse to SPCC that had been rendered by the trial court. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. In March 1999, the Supreme Court denied plaintiffs' extraordinary appeal and affirmed the decision of the Superior Court of Lima. In December 1999, the trial court decided against SPCC, ordering the delivery of the labor shares and dividends to the plaintiffs. SPCC appealed this decision. There is also pending against SPCC a similar lawsuit filed by approximately 127 additional former employees. In 1997, the trial court dismissed the complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in 1998, nullified the trial court's decision and remanded the case to the trial court for further proceedings. In December 1999, the trial court dismissed the complaint against SPCC. Plaintiffs appealed this decision in January 2000.

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

F. Impact of New Accounting Standards:

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No.137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.

   In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The effective date for the application of SAB 101 has been deferred to the fourth quarter 2000. The Company is currently assessing the potential effect of SAB 101 on its revenue recognition principles.

                                  PART I ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $18.0 million, or 22 cents per common share, for the second quarter ended June 30, 2000 compared with net earnings of $3.6 million, or 5 cents per common share, for the second quarter of 1999. For the first six months of 2000, net earnings were $34.5 million or 43 cents per common share, compared to $7.6 million or 10 cents per common share, for the same period of 1999. The increase in earnings in the second quarter of 2000 is primarily a result of higher copper prices and increased production. The average price for copper on the London Metal Exchange (LME) was 79 cents per pound for the second quarter of 2000 compared with 67 cents per pound in the second quarter of 1999. Average price for copper for the six months ended June 30, was 80 cents in 2000 and 65 cents in 1999

Mine copper production increased 2.4% to 184.3 million pounds in the second quarter of 2000 compared with second quarter of last year. This increase of 4.3 million pounds included 15.4 million pounds from the Cuajone mine, a decrease of
18.6 million pounds from the Toquepala Mine and an increase of 7.5 million pounds in solvent extraction/electrowinning (SX/EW) production. The production increase at Cuajone is due to the completion of the mine expansion program. Toquepala's decrease in production was due principally to lower ore grades. The increase in SX/EW production is a result of the plant expansion completion in the third quarter of 1999.

Refined copper production increased 6.7% to 343.9 million pounds in the first six months of year 2000 compared with same period of last year. This increase of
21.7 million pounds is largely due to the SX-EW plant expansion completion in the third quarter of 1999. Production increases at the Ilo refinery in the six months of 2000 amounted to 6.6 million pounds.

The Company's expansion and modernization program is under way. The project to expand and protect the Cuajone mine from maximum flooding of the Torata river is under construction and reached 77% completion at the end of the second quarter of 2000, with an investment of $61.3 million out of the $75.5 million budget. The Torata river was diverted on June 30, 2000 to allow the beginning of the Cuajone pit expansion.

Two proposals have been received to resume the Ilo smelter modernization and expansion project, and are currently being evaluated. Both alternatives fulfill the Company's requirements to use the most efficient proven technology, to provide economic returns and comply with Peruvian environmental standards.

Feasibility studies for expansion of the Toquepala concentrator and mine were finished and the project was started with the basic engineering. Feasibility studies for a leaching section and a SX/EW plant at Cuajone are currently underway. Construction of this project is expected to begin in the year 2000. These projects will improve SPCC's production capacity to over 900 million pounds of copper per year when completed.

In July 2000, the Company registered a $200 million bond program to be issued through SPCC's Peruvian Branch. This facility will provide additional committed financing for SPCC's modernization and expansion program. In July 2000, $30 million of these bonds were sold to investors in Peru. The bonds mature in July 2007, and have a fixed interest rate of 8 3/4% per annum with quarterly interest payments. The Company also has available an undrawn $600 million committed bank credit facility and a balance of $78 million from a $100 million 15-year loan agreement with Mitsui and Co., Ltd.

INFLATION AND DEVALUATION OF PERUVIAN NUEVO SOL: A portion of the Company's operating costs is denominated in Peruvian nuevos soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian nuevo sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended June 30, 2000 the inflation and devaluation rates were 1.69% and (0.57)%, respectively, and for the six month periods ended June 30, 1999, the inflation and devaluation rate were 0.11% and (0.59)%, respectively.

NET SALES: Net sales in the second quarter of 2000 increased $24.6 million to $157.0 million from the comparable period in 1999. Net sales for the first six months of 2000 totaled $320.1 million, compared with $256.3 million for the same period of 1999. The increase in net sales in both three months and six months periods of 2000 was principally a result of higher copper prices.

At June 30, 2000, the Company has recorded sales on 6.6 million pounds of copper, at a provisional price of $0.82 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement, which will occur in the third quarter of 2000.

PRICES: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
Price/Volume Data:                2000         1999         2000        1999
                                  ----         ----         ----        ----
Average Metal Prices
Copper (per pound-LME)            $0.79        $0.67        $0.80       $0.65
Molybdenum (per pound)            $2.68        $2.64        $2.61       $2.67
Silver (per ounce-COMEX)          $5.03        $5.13        $5.11       $5.20

Sales Volume (in thousands):
Copper (pounds)                    177,800     181,200       361,300    349,900
Molybdenum (pounds) (1)              3,808       3,228         7,154      5,552
Silver (ounces)                        881         674         1,756      1,307

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

At June 30, 2000, the Company held no copper put options.

FUEL SWAPS: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of June 30, 2000, and December 31, 1999, the Company has entered into the following fuel swap agreements:

                                                          Weighted Average
                                           Quantity        Contract Price
   Fuel Type                 Period        (Barrels)        (Per Barrel)
   ---------                 ------        ---------        ------------
   DECEMBER 31, 1999
   Residual Oil           1/00 - 12/00     1,468,800           $12.80
   Diesel Fuel            1/00 - 12/00       504,000           $19.36

   JUNE 30, 2000
   Residual Oil           7/00 - 12/00       734,400           $12.78
   Diesel Fuel            7/00 - 12/00       252,000           $19.67

The unrealized gain in the Company's fuel swap positions at June 30, 2000, was $10.4 million. A hypothetical 10% decrease from June 30, 2000 fuel prices, would reduce the unrealized gain on fuel swaps by $2.6 million.

In the second quarter of 2000, the Company's production costs would have been $4.5 million higher if this exposure had not been hedged.

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

As of June 30, 2000 the Company had the following currency swap agreements:

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

The unrealized loss in the Company's currency swap position at June 30, 2000 was

$5.0 million. A hypothetical 10 percent decrease from June 30, 2000 rates, would increase the unrealized loss on currency swaps by $2.5 million. The full cost of the currency swap amount as acquired will, when exercised, be included in the cost of the capital asset for which these swaps were acquired.

OPERATING COSTS AND EXPENSES: Operating costs and expenses were $127.8 million in the second quarter of 2000 compared with $125.3 million in the second quarter of 1999. In the six months ended June 30, operating costs and expenses were $264.1 million in 2000, compared with $242.8 million in the comparable 1999 period.

Cost of sales for the three months ended June 30, 2000 was $100.9 million compared with $95.9 million in the comparable 1999 period. In the six months ended June 30, 2000, cost of sales was $210.7 million, compared with $185.1 million in the comparable 1999 period. The increases in both periods are mainly due to increased fuel oil and power cost.

Administrative and other expenses were $6.9 million in the three months ended June 30, 2000 and $9.4 million in the comparable 1999 period. In the six months ended June 30, 2000, administrative and other expenses were $14.1 million compared with $19.5 million in the six months ended June 30, 1999. The decrease is mainly due to decrease in labor costs and other benefits associated with the termination of foreign contracted employees at the end of year 1999.

Depreciation and depletion expense for the three months ended June 30, 2000 was $18.6 million compared with $18.3 million in the comparable 1999 period. In the six months ended June 30, 2000 depreciation and depletion expense was $37.2 million, compared with $35.7 million in the comparable 1999 period. The increase in 2000 is principally due to the depreciation of the Toquepala SX/EW plant expansion, completed in the third quarter of 1999.

NON-OPERATING ITEMS: Interest income was $0.7 million in the second quarter of 2000, compared to $2.3 million in the comparable 1999 period. In the six months ended June 30, 2000 interest income was $1.1 million compared to $5.2 million for the same period of 1999. The decrease reflects lower invested balances as Company funds were used for the expansion and modernization program.

TAXES ON INCOME: Taxes on income for the six months ended June 30, 2000 were $16.2 million, compared with $3.3 million for the same period of 1999. The increase was principally due to higher earnings in 2000, resulting from higher copper prices and higher production.

CASH FLOWS:

SECOND QUARTER: Net cash provided by operating activities was $51.9 million in the second quarter of 2000, compared with $6.9 million in the comparable 1999 period. The increase was principally attributable to increased operating income and the contribution of accounts receivable to cash flow. In the second quarter of 2000, a decrease in accounts receivable added $6.1 million to cash, compared to utilization of cash of $18.9 million in the second quarter of 1999. Decrease in accounts receivable in 2000 period is mainly due to prompt proceeds from sales made at beginning of June 2000. Utilization of cash in 1999 is due to delay in reimbursement of taxes from the tax department.

Net cash used in investing activities was $31.1 million of capital expenditures in the second quarter of 2000. In the second quarter of 1999, net cash used in investing activities was $52.7 million and was principally due to $ 47.4 million of capital expenditures and $6.1 million of net purchases of held-to-maturity investment, net of sales of such investments.

Net cash used for financing activities in the second quarter of 2000 was $1.5 million, compared with $9.4 million for the second quarter of 1999. The second quarter of 2000 includes a dividend distribution of $4.0 million, proceeds from borrowings of $10.0 million and repayment of $8.2 million of long-term debt. The second quarter of 1999 included a dividend distribution of $2.0 million and scheduled debt repayments of $6.8 million.

SIX MONTHS: Net cash provided by operating activities was $89.2 million for the six month period ended June 30, 2000, compared with $45.4 million in the comparable 1999 period. Increased earnings and improved contributions from operating assets and liabilities accounted for the improved cash flow.

Net cash used in investing activities was $64.3 million in the six month period ended June 30, 2000, and was primarily due to capital expenditures. In the six month period ended June 30, 1999, net cash used in investing activities was $105.0 million and was principally due to capital expenditures of $97.7 and $8.4 million of net funds used for the purchase of held-to-maturity investments. The decrease in capital expenditures in the six months ended June 30, 2000, as compared to the 1999 period is attributable to completion of various projects and the time required to evaluate the most efficient proven technology in the modernization and expansion of the Ilo Smelter.

Cash provided by financing activities for the six months ended June 30, 2000 was $2.9 million, compared with a use of $10.0 million in the comparable 1999 period. The six months ended June 30, 2000 includes a debt repayment of $8.2 million, proceeds from borrowings $20.0 million, and dividends paid to shareholders of $8.8 million. The six months ended June 30, 1999 included a debt repayment of $6.8 million, proceeds from borrowings $2.0 million and dividends paid to shareholders $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES: The Company expects that it will meet its cash requirements for 2000 and beyond from internally generated funds, cash on hand, from borrowings under existing credit facilities and from additional external financing.

On June 16, 2000 a bond program of $200 million was approved in Peru. On July 20, 2000, $30 million of these bonds were issued through SPCC's Branch to Peruvian investors. The bonds have an interest rate of 8 3/4% per annum and mature in July 2007. The proceeds will be used to finance a portion of SPCC's expansion and modernization of its Toquepala copper mine and Ilo copper smelter. SPCC plans to issue the remaining balance of this program from time to time.

In the second quarter of 2000, the Company paid a dividend to shareholders of $4.0 million or 5 cents per share, compared with $2.0 million or 2.5 cents per share in the same period of 1999. On July 25, 2000, the Company declared a quarterly dividend of 5.6 cents per share payable September 4, 2000, to stockholders of record at the close of business on August 15, 2000.

Certain financing agreements contain covenants which, limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

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

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The effective date for the application of SAB 101 has been deferred to the fourth quarter 2000. The Company is currently assessing the potential effect of SAB 101 on its revenue recognition principles.

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

Arthur Andersen


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Southern Peru Copper
Corporation:


We have reviewed the accompanying condensed balance sheet of Southern Peru Copper Corporation and subsidiaries as of June 30, 2000, and the related condensed statements of income and cash flows for the three-month and six-month periods then ended. The condensed financial statements as of June 30, 1999 for the three-month and six-month periods then ended were reviewed by other accountants whose report dated July 16, 1999, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


Countersigned by:

/s/ MARCO ANTONIO ZALDIVAR
--------------------------
Marco Antonio Zaldivar
C.P.C. Register No. 12477

Lima, Peru,
July 14, 2000

                           Part II - OTHER INFORMATION


Item 6 - Exhibits on form 10-Q

     15 - Independent Public Accountants Awareness Letter.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SOUTHERN PERU COPPER CORPORATION
                                                (Registrant)



Date: August 11, 2000                     /s/ OSCAR GONZALEZ ROCHA
                                          ------------------------
                                                  President



Date: August 11, 2000                     /s/ DANIEL TELLECHEA SALIDO
                                          ---------------------------
                                            Vice President of Finance