Form 10-Q
period 2000-09-30
SOUTHERN PERU COPPER CORP/
filed 2000-11-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2000
                                  Third Quarter
                                    FORM 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000             Commission file number 1-14066

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

                                                     Yes |X|   No |_|

As of October 31, 2000, there were outstanding 14,100,192 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statement of Earnings
         Three Months and Nine Months
            ended September 30, 2000 and 1999                               2

         Condensed Consolidated Balance Sheet
            September 30, 2000 and December 31, 1999                        3

         Condensed Consolidated Statement of Cash Flows
         Three Months and Nine Months
            ended September 30, 2000 and 1999                               4

         Notes to Condensed Consolidated Financial Statements              5-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7-12

Report of Independent Public Accountants                                   13


Part II.  Other Information:

Item 6   Exhibits on Form 10-Q                                             14

Signatures                                                                 15

Exhibit 15 - Independent Public Accountants Awareness Letter               16

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                   3 Months Ended           9 Months Ended
                                                    September 30,            September 30,
                                                  2000        1999         2000         1999
                                                  ----        ----         ----         ----
                                                 (in thousands, except for per share amounts)
Net sales:
 Stockholders and affiliates                   $  23,037    $      --    $  56,469    $      --
 Others                                          162,018      156,086      448,729      412,404
                                               ---------    ---------    ---------    ---------

Total net sales                                  185,055      156,086      505,198      412,404
                                               ---------    ---------    ---------    ---------

Operating costs and expenses:
 Cost of sales                                   113,974      105,816      324,629      290,928
 Administrative and other expenses                 5,799       11,585       19,936       31,111
 Depreciation and depletion                       18,792       18,017       56,017       53,675
 Exploration expense                               1,685        2,085        3,795        4,551
                                               ---------    ---------    ---------    ---------
  Total operating costs and expenses             140,250      137,503      404,377      380,265
                                               ---------    ---------    ---------    ---------

  Operating income                                44,805       18,583      100,821       32,139

Interest income                                      925        1,729        1,998        6,947
Other income                                         311        1,021        2,221        2,663
Interest expense                                  (3,702)      (4,089)     (11,636)     (13,589)
                                               ---------    ---------    ---------    ---------

Earnings before taxes on income and
  minority interest                               42,339       17,244       93,404       28,160
Taxes on income                                   13,549        5,173       29,743        8,447

Minority interest in income of
 Peruvian Branch                                     975          (10)       1,356            1
                                               ---------    ---------    ---------    ---------
Net earnings                                   $  27,815    $  12,081    $  62,305    $  19,712
                                               =========    =========    =========    =========

Per common share amounts:
 Net earnings - basic and diluted              $    0.35    $    0.15    $    0.78    $    0.25
 Dividends paid                                $   0.056    $   0.022    $   0.166    $   0.077
 Weighted average common shares outstanding:
                            Basic                 80,001       79,870       80,000       79,865
                            Diluted               80,024       79,910       80,025       79,884

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2000           1999
                                                         ----           ----
                                                             (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                            $   47,754     $   10,596
  Accounts receivable, net                                117,995         80,664
  Inventories                                             108,203        110,171
  Other assets                                             57,732         67,710
                                                       ----------     ----------
    Total current assets                                  331,684        269,141

Net property                                            1,292,177      1,250,887
Other assets                                               29,306         25,425
                                                       ----------     ----------
      Total Assets                                     $1,653,167     $1,545,453
                                                       ==========     ==========

LIABILITIES
Current liabilities:
  Current portion of long-term debt                    $   32,210     $   23,272
  Accounts payable                                         41,109         58,413
  Accrued liabilities                                      44,765         29,472
                                                       ----------     ----------
    Total current liabilities                             118,084        111,157
                                                       ----------     ----------

Long-term debt                                            229,418        199,253
Deferred income taxes                                     101,778         79,888
Other liabilities and reserves                             14,638         15,242
                                                       ----------     ----------
    Total non-current liabilities                         345,834        294,383
                                                       ----------     ----------

MINORITY INTEREST                                          14,286         13,975
                                                       ----------     ----------

STOCKHOLDERS' EQUITY
Common stock (a)                                          261,584        261,584
Retained earnings                                         913,379        864,354
                                                       ----------     ----------
      Total Stockholders' Equity                        1,174,963      1,125,938
                                                       ----------     ----------

      Total Liabilities, Minority
       Interest and Stockholders' Equity               $1,653,167     $1,545,453
                                                       ==========     ==========

(a) Common shares: Authorized                              34,099         34,099
                   Outstanding                             14,100         14,119
    Class A common shares Authorized and
       Outstanding                                         65,901         65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         3 Months Ended           9 Months Ended
                                                                          September 30,            September 30,
                                                                        2000        1999         2000        1999
                                                                        ----        ----         ----        ----
                                                                         (in thousands)            (in thousands)
OPERATING ACTIVITIES
  Net earnings (loss)                                                $  27,815    $  12,081    $  62,305    $  19,712
  Adjustments to reconcile net earnings to
   Net cash provided from operating activities:
       Depreciation and depletion                                       18,792       18,017       56,017       53,675
       Provision (benefit) for deferred income taxes                    11,835        4,717       21,268        9,791
       Foreign currency transaction losses (gains)                         573          932        1,330        2,162
       Minority interest of investment shares                              975          (10)       1,356            1
   Cash provided from (used for) operating assets and liabilities:
     Accounts receivable                                               (40,880)       4,491      (37,585)      (1,817)
     Inventories                                                        (3,055)     (12,943)       1,968      (13,035)
     Accounts payable and accrued liabilities                           13,949        9,993       (3,310)       8,501
     Other operating assets and liabilities                             (3,181)       3,657       12,645        7,355
                                                                     ---------    ---------    ---------    ---------

Net cash provided by operating activities                               26,823       40,935      115,994       86,345
                                                                     ---------    ---------    ---------    ---------

INVESTING ACTIVITIES
  Capital expenditures                                                 (34,198)     (69,970)     (98,551)    (167,656)
  Purchases of held-to-maturity investments                                 --           --           --      (54,990)
  Proceeds from held-to-maturity investments                                --       30,520           --       77,142
  Sales of property                                                        524         (582)         542          516
                                                                     ---------    ---------    ---------    ---------
Net cash used in investing activities                                  (33,674)     (40,032)     (98,009)    (144,988)
                                                                     ---------    ---------    ---------    ---------

FINANCING ACTIVITIES
  Debt repayment                                                        (2,712)          --      (10,897)      (6,842)
  Proceeds from borrowings                                              30,000           --       50,000        2,000
  Escrow (deposits) withdrawals on long-term loans                      (5,257)          --       (4,127)         (67)
  Dividends paid to common stockholders                                 (4,480)      (1,757)     (13,280)      (6,150)
  Distributions to minority interest                                       (80)         (33)        (237)        (119)
  Purchases of investment shares                                          (194)      (1,459)      (1,236)      (2,104)
                                                                     ---------    ---------    ---------    ---------

Net cash provided (used for)financing activities                        17,277       (3,249)      20,223      (13,282)
                                                                     ---------    ---------    ---------    ---------

Effect of exchange rate changes on cash                                   (265)        (716)      (1,050)      (1,169)
                                                                     ---------    ---------    ---------    ---------

Increase (decrease)in cash and cash equivalents                         10,161       (3,062)      37,158      (73,094)
Cash and cash equivalents, at beginning of period                       37,593      105,916       10,596      175,948
                                                                     ---------    ---------    ---------    ---------

      Cash and cash equivalents, at end of period                    $  47,754    $ 102,854    $  47,754    $ 102,854
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

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The condensed financial statements as of September 30, 1999 and for the three and nine-month periods then ended were reviewed by other accountants whose report dated October 18, 1999 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements as of September 30, 2000 and for the three and nine-months periods then ended have been subjected to a review by Arthur Andersen, the Company's independent public accountants. The results of operations for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K.

B.    Inventories were as follows:
      (In millions)
                                                    September 30,   December 31,
                                                        2000           1999
                                                        ----           ----
      Metals at lower of average cost or market:
           Finished goods                              $  1.6         $  1.5
           Work-in-process                               48.6           48.7
      Supplies at average cost, net of reserves          58.0           60.0
                                                       ------         ------
      Total inventories                                $108.2         $110.2
                                                       ======         ======

C. At September 30, 2000, the Company has recorded sales of 12.1 million pounds of copper, at a provisional price of $0.91 per pound. These sales are subject to final pricing based on the average monthly LME copper prices in the month of settlement which will occur in the fourth quarter of 2000.

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

      At September 30, 2000, the Company held no copper put options.

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

E.    Commitments and Contingencies:

      Litigation

      In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of labor shares of its Peruvian Branch, plus dividends. In October 1997, the Superior Court of Lima nullified a decision adverse to SPCC that had been rendered by the trial court. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. In March 1999, the Supreme Court denied plaintiffs' extraordinary appeal and affirmed the decision of the Superior Court of Lima. On December 1999, the trial court decided against SPCC, ordering the delivery of the labor shares and dividends to the plaintiffs. SPCC appealed this decision. In October 10, 2000, the Superior Court of Lima affirmed the lower court's decision, which had been adverse to SPCC. SPCC has filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. There is also pending against SPCC a similar lawsuit filed by approximately 127 additional former employees. In 1997, the trial court dismissed the complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in 1998, nullified the trial court's decision and remanded the case to the trial court for further proceedings. In December 1999, the trial court dismissed the complaint against SPCC. Plaintiffs appealed this decision in January 2000.

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

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $27.8 million, or 35 cents per common share, for the third quarter ended September 30, 2000 compared with net earnings of $12.1 million, or 15 cents per common share, for the third quarter of 1999. For the first nine months of 2000, net earnings were $62.3 million or 78 cents per common share, compared to $19.7 million or 25 cents per common share, for the same period of 1999. The increase in earnings in the third quarter of 2000 is primarily a result of higher copper prices and increased production. The average price for copper on the London Metal Exchange (LME) was 85 cents per pound for the third quarter of 2000 compared with 76 cents per pound in the third quarter of 1999. Average price for copper for the nine months ended September 30, was 82 cents in 2000 and 69 cents in 1999

Mine copper production increased 5.1% to 194.3 million pounds in the third quarter of 2000 compared with third quarter of last year. This increase of 9.5 million pounds included 5.4 million pounds from the Cuajone mine, 1.5 million pounds from the Toquepala Mine and an increase of 2.6 million pounds in solvent extraction/electrowinning (SX/EW) production. The production increase at Cuajone is due to the completion of the mine expansion program. Toquepala's increase in production was due principally to higher ore grades. The increase in SX/EW production is a result of the plant expansion completion in the third quarter of 1999.

Refined copper production increased 7.5% to 524.7 million pounds in the first nine months of year 2000 compared with same period of last year. This increase of 36.5 million pounds is largely due to the SX-EW plant expansion completion in the third quarter of 1999. Production increases at the Ilo refinery in the nine months of 2000 amounted to 18.7 million pounds.

The Company's expansion and modernization program is under way. The project to expand and protect the Cuajone mine from maximum flooding of the Torata river is under construction and reached 90% completion at the end of the third quarter of 2000, with an investment of $70.0 million out of the $75.5 million budgeted. The Torata River was diverted on June 30, 2000 allowing the beginning of the Cuajone pit expansion.

The Company has completed its internal evaluation of the two proposals regarding the Ilo smelter modernization and expansion project, which had been suspended last year. Both alternatives fulfill the Company requirements to use the most efficient proven technology, to provide economic returns and comply with Peruvian environmental standards. Management is presently studying the possibility, with the objective of increasing the return on investment, of increasing the design capacity to 1.83 million metric tons instead of the 1.1 million metric tons originally considered. The Company is also presently considering an increase from required SO2 gas emission recapture of 92% to a minimum of 95%. Thus, the Company is evaluating the economic terms, financial and tax benefits for new investments that would allow the Company to position this new smelter as a strategic investment in the Port of Ilo, Peru, and become the largest and best environmentally designed smelter in the southern hemisphere. The Company's objectives are to comply with the strictest international environmental requirements well before 2006, while at the same time allow for an increased capacity that would contribute to the mining development of Peru and SPCC.

The Company has completed its feasibility studies for the Toquepala concentrator and mine expansion project. Several engineering companies have been invited to present proposals for a lump-sum turnkey contract for engineering, procurement and construction. Feasibility study for an additional leaching section at the Cuajone leaching operations is currently underway. Construction of these projects is expected to begin next year. It is anticipated that these projects will improve SPCC's production capacity to over 900 million pounds of copper per year when completed.

In July 2000, the Company registered a $200 million bond program to be issued through SPCC's Peruvian Branch. This facility will provide additional committed financing for SPCC's modernization and expansion program. In July 2000, $30 million of these bonds were sold to investors in Peru. The bonds mature in July 2007, and have a fixed interest rate of 8 3/4% per annum with quarterly interest payments. The Company also has available an undrawn $600 million committed bank credit facility and an undrawn balance of $78 million from a $100 million 15-year loan agreement with Mitsui and Co., Ltd.

Inflation and Devaluation of Peruvian Nuevo Sol: A portion of the Company's operating costs is denominated in Peruvian nuevos soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian nuevo sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended September 30, 2000 the inflation and devaluation rates were 1.55% and (0.52)%, respectively, and for the nine month periods ended September 30, 1999, the inflation and devaluation rate were 3.27% and (0.06)%, respectively.

Net Sales: Net sales in the third quarter of 2000 increased $29.0 million to $185.1 million from the comparable period in 1999. Net sales for the first nine months of 2000 totaled $505.2 million, compared with $412.4 million for the same period of 1999. The increase in net sales in both the three month and nine month periods of 2000 was principally a result of higher copper prices.

At September 30, 2000, the Company has recorded sales on 12.1 million pounds of copper, at a provisional price of $0.91 per pound. These sales are subject to final pricing based on the average monthly LME copper price in the month of settlement, which will occur in the fourth quarter of 2000.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
Price/Volume Data:                  2000       1999          2000        1999
                                    ----       ----          ----        ----

Average Metal Prices
Copper (per pound-LME)             $0.85      $0.76          $0.82       $0.69
Molybdenum (per pound)             $2.64      $2.69          $2.62       $2.67
Silver (per ounce-COMEX)           $4.93      $5.24          $5.05       $5.21

Sales Volume (in thousands):
Copper (pounds)                    198,600    199,000        559,900     548,900
Molybdenum (pounds) (1)              4,165      3,018         11,319       8,570
Silver (ounces)                        966        987          2,722       2,294

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

During the year 2000, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of September 30, 2000, and December 31, 1999, the Company has entered into the following fuel swap agreements:

                                                                Weighted Average
                                                 Quantity        Contract Price
     Fuel Type                  Period           (barrels)        (per barrel)
     ---------                  ------           ---------        ------------

     December 31, 1999
     Residual Oil            1/00 - 12/00        1,468,800           $12.80
     Diesel Fuel             1/00 - 12/00          504,000           $19.36

     September 30, 2000
     Residual Oil            10/00 - 12/00         367,200           $12.83
     Diesel Fuel             10/00 - 12/00         126,000           $19.97

The unrealized gain in the Company's fuel swap positions at September 30, 2000, was $6.6 million. A hypothetical 10% decrease from September 30, 2000 fuel prices, would reduce the unrealized gain on fuel swaps by $1.3 million.

In the third quarter of 2000, the Company's production costs would have been $5.4 million higher if this exposure had not been hedged.

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

As of September 30, 2000 the Company had the following currency swap agreements:

                                          US$    Euros             Forward
             Maturity Date               (in millions)          Exchange Rate
             -------------               -------------          -------------
               10/31/2000                 8.5     7.4              1.1419
               12/29/2000                 6.5     5.7              1.1467
               3/31/2001                  2.6     2.3              1.1535
               4/30/2001                  3.3     2.9              1.1559

The unrealized loss in the Company's currency swap position at September 30, 2000 was $4.9 million. A hypothetical 10 percent decrease from September 30, 2000 rates, would increase the unrealized loss on currency swaps by $2.5 million.

Operating Costs and Expenses: Operating costs and expenses were $140.3 million in the third quarter of 2000 compared with $137.5 million in the third quarter of 1999. In the nine months ended September 30, operating costs and expenses were $404.4 million in 2000, compared with $380.3 million in the comparable 1999 period.

Cost of sales for the three months ended September 30, 2000 was $114.0 million compared with $105.8 million in the comparable 1999 period. In the nine months ended September 30, 2000, cost of sales was $324.6 million, compared with $290.9 million in the comparable 1999 period. The increases in both periods are mainly due to increased fuel oil and power cost. In the nine months of year 2000 the Company's production costs would have been $18.2 million higher if fuel oil had not been hedged.

Costs of sales for three months and nine months ended September 30, 2000, include a charge of $2.5 million for the realized currency swap agreements.

Administrative and other expenses were $5.8 million in the three months ended September 30, 2000 and $11.6 million in the comparable 1999 period. In the nine months ended September 30, 2000, administrative and other expenses were $19.9 million compared with $31.1 million in the nine months ended September 30, 1999. The decrease is mainly due to decrease in labor costs and other benefits associated with the termination of foreign contracted employees at the end of year 1999.

Depreciation and depletion expense for the three months ended September 30, 2000 was $18.8 million compared with $18.0 million in the comparable 1999 period. In the nine months ended September 30, 2000 depreciation and depletion expense was $56.0 million, compared with $53.7 million in the comparable 1999 period. The increase in 2000 is principally due to the depreciation of the Toquepala SX/EW plant expansion, completed in the third quarter of 1999.

Non-Operating Items: Interest income was $0.9 million in the third quarter of 2000, compared to $1.7 million in the comparable 1999 period. In the nine months ended September 30, 2000 interest income was $2.0 million compared to $6.9 million for the same period of 1999. The decrease reflects lower invested balances as Company funds were used for the expansion and modernization program.

Taxes on Income: Taxes on income for the nine months ended September 30, 2000 were $29.7 million, compared with $8.4 million for the same period of 1999. The increase was principally due to higher earnings in 2000, resulting from higher copper prices and higher production.

Cash Flows:

Third Quarter: Net cash provided by operating activities was $26.8 million in the third quarter of 2000, compared with $40.9 million in the comparable 1999 period. In the third quarter of 2000, an increase in accounts receivable decreased operating cash flow by $40.9 million compared with a contribution to cash flow of $4.5 million in the third quarter of 1999. Increase in accounts receivable in the 2000 period is mainly due to increase of copper prices in approximately 14.8%. Additionally in the month of September, more than 80% of copper shipments were made on the second half of the month under payment terms of 20 days from bill of lading date.

Net cash used in investing activities was $33.7 million capital expenditures in the third quarter of 2000. In the third quarter of 1999, net cash used in investing activities was $40.0 million and was principally due to $70.0 million of capital expenditures and $30.0 million of proceeds from held-to-maturity investment.

Net cash generated by financing activities in the third quarter of 2000 was $17.3 million, compared with a use of cash of $3.2 million in the third quarter of 1999. The third quarter of 2000 includes proceeds from a $30 million bond sale, reduced by a dividend distribution of $4.5 million, debt repayments of $2.7 million and escrow deposits of $5.3 million. The third quarter of 1999 included a dividend distribution of $1.8 million.

Nine Months: Net cash provided by operating activities was $116.0 million for the nine month period ended September 30, 2000, compared with $86.3 million in the comparable 1999 period. Increased earnings, somewhat reduced by operating asset requirements, accounted for the improved cash flow.

Net cash used in investing activities was $98.0 million in the nine-month period ended September 30, 2000, and was primarily due to capital expenditures. In the nine-month period ended September 30, 1999, net cash used in investing activities was $145.0 million and was principally due to capital expenditures of $167.7 less $22.1 million of net funds from the sale of held-to-maturity investments. The decrease in capital expenditures in the nine months ended September 30, 2000, as compared to the 1999 period is attributable to completion of various projects and the time required to evaluate the most efficient proven technology in the modernization and expansion of the Ilo Smelter.

Cash provided by financing activities for the nine months ended September 30, 2000 was $20.2 million, compared with a use of $13.3 million in the comparable 1999 period. The nine months ended September 30, 2000 includes a debt repayment of $10.9 million, proceeds from borrowings of $50.0 million, escrow deposit requirements of $4.1 million and dividends paid to shareholders of $13.3 million. The nine months ended September 30, 1999 included a debt repayment of $6.8 million, proceeds from borrowings $2.0 million and dividends paid to shareholders $6.2 million.

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

In the third quarter of 2000, the Company paid a dividend to shareholders of $4.5 million or 5.6 cents per share, compared with $1.8 million or 2.2 cents per share in the same period of 1999.

Certain financing agreements contain covenants, which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

Impact of New Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No.133 to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of SFAS No. 133.

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

Cautionary statement: Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company's products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metal prices on commodity exchanges, which can be volatile.

Arthur Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Southern Peru Copper Corporation:

We have reviewed the accompanying condensed balance sheet of Southern Peru Copper Corporation and subsidiaries as of September 30, 2000, and the related condensed statements of income and cash flows for the three-month and nine-month periods then ended. The condensed financial statements as of September 30, 1999 for the three-month and nine-month periods then ended were reviewed by other accountants whose report dated October 18, 1999, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

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


ARTHUR ANDERSEN LLP

Lima, Peru,
October 13, 2000

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

                                              SOUTHERN PERU COPPER CORPORATION
                                                       (Registrant)


Date: November 13, 2000                          /s/ Oscar Gonzalez Rocha
                                                 ------------------------
                                                         President


Date: November 13, 2000                          /s/ Daniel Tellechea Salido
                                                 ---------------------------
                                                  Vice President of Finance