Form 10-K
period 2000-12-31
SOUTHERN PERU COPPER CORP/
filed 2001-04-02
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 2000 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000 Commission File Number: 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3849074
-------------------------------                      --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

   1150 North 7th. Avenue, Tucson, AZ                       85705-0747
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (520) 798-7747

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

As of February 28, 2001, there were of record 14,100,192 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by non affiliates was approximately $204 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on May 9, 2001.

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

At December 31, 2000 the stockholders in the Company were Southern Peru Holdings Corporation, a subsidiary of ASARCO (54.2%), Cerro Trading Company, Inc. (14.2%), Phelps Dodge Overseas Capital Corporation (14.0%) and common stockholders (17.6%).

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

                                                                              A2


Additional business information follows:

COPPER BUSINESS

The copper operations of the Company involve the mining, milling and flotation of copper ore to produce copper concentrates, the smelting of copper concentrates to produce blister copper and the refining of blister copper to produce copper cathodes.

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

OVERVIEW

Mined copper production at SPCC increased by 0.7% in the year 2000 due principally to higher throughput at the Cuajone mine and higher production at the SW/EW plant in Toquepala, which offset losses resulting from a fire in the Cuajone Concentrator early in the year which reduced copper production by 11.9 million pounds, and harder ore processed at Toquepala. Improved operations at the Ilo copper refinery and completion of the Toquepala SX/EW facility increased 2000 refined copper production by 6.8%.

The expansion of the Toquepala SX/EW facility, which increased annual production to 56,250 tons, was completed in 1999. The Company's plan is to continue the modernization of the Ilo smelter, to improve production through the implementation of better technology, to comply with all environmental regulations and to further develop strategies for the best utilization of its financial resources. Modernization of the mining equipment at Cuajone will continue for another year. The expansion program at Cuajone and Ilo will further improve productivity, reduce operating costs, increase copper production and is expected to significantly increase the capture of sulfur dioxide in excess of 92%.

MINING OPERATIONS

Total mined copper production at SPCC increased 0.7% in 2000, compared with 1999, due to higher production at Cuajone and higher SX/EW production.

Cuajone production increased 3.8% in 2000 to 395 million pounds of copper due principally to higher throughput at the mine, following completion of its expansion. Concentrator throughput for the year was 30.5 million tons of ore producing 696 thousand tons of copper concentrates, despite a fire that occurred in the concentrator in the first quarter of the year.

Toquepala mine production decreased 9.2% in 2000 to 233 million pounds of copper due to harder ore. The Toquepala concentrator milled 16.3 million tons of ore. Together, the two mines produced 4.2 million ounces of silver and 15.9 million pounds of molybdenum as by-products.

A new drill, eight trucks, a shovel, a tractor and a front-end loader were added at the Cuajone mine in 2000 and less efficient equipment was retired.

                                                                              A3


SX/EW OPERATIONS

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The facility produced 56,100 tons in 2000 compared to 49,500 in 1999. This represents 14.4 million pounds more copper over 1999 production.

ORE RESERVES

SPCC has identified substantial geologic resources. In October 1999, the Company reported a substantial increase in proven and probable ore reserves at the Toquepala mine. At year-end 2000, probable concentrator reserves totaled 676 million tons with an average copper grade of 0.74% at Toquepala and 1,212 million tons with an average copper grade of 0.64% at Cuajone. In addition, the Company has a combined 1,793 million tons of leachable ore at Toquepala and Cuajone that can be processed by the SX/EW operation.

SMELTING AND REFINING OPERATIONS

The Ilo smelter increased concentrates processed by 2.8% in 2000, reaching 1.133 million tons, a new production record. Smelting of SPCC concentrates increased by 0.9%, while smelting of third party concentrates increased by 53.6% to 62,326 tons. As a result, blister production increased by 0.3% in 2000 as compared to 1999.

SPCC's total refined copper production increased 6.8% to 707.3 million pounds in 2000 from 662.0 million pounds in 1999. Refined production from the Ilo refinery reached 583.7 million pounds in 2000, an increase of 5.6% from 1999 due to current efficiency gains at the plant. Production from the SX/EW plant increased to 123.6 million pounds of copper, a 13.2% increase over prior year.

SPCC's Ilo smelter provides feed for the refinery. Blister copper produced by the smelter exceeds the refinery's capacity and the excess is sold to other refineries around the world.

                                                                              A4


EXPANSION AND MODERNIZATION PROGRAM

Expansion and modernization programs announced in prior years are underway. During the year 2000, the following major equipment was received for the Toquepala mine: one 4100 model P&H shovel, four Komatsu 218-ton capacity trucks, five Caterpillar 218-ton capacity trucks, one 100XP model P&H rotary drill, two 844 model Caterpillar wheel tractor, one D10R model Caterpillar tractor, and one 24H model Caterpillar bulldozer. The smelter received one articulated truck, one 14H model Caterpillar bulldozer; the rail cars for concentrate were upgraded. The Water Plan Implementation program is being continued under the approved budget of $6.5 million; the Bottom Fuel Loading project is being developed in the three operative areas covered by a budget of $1.4 million.

The project to expand and protect the Cuajone mine from maximum flooding of the Torata River is under construction and reached 95% completion by late 2000, with an investment of $67.7 million out of $75.5 million budget.

Engineering studies for the Ilo smelter modernization and expansion project were continued, introducing the most efficient technology, proven in other metallurgical facilities, looking not only to comply with Peruvian environmental standards but also to provide economic and financial returns. The expansion and modernization of the Toquepala concentrator and the Toquepala mine, as well as the leaching section at Cuajone mine, are underway. Construction of these projects is planned to begin in year 2001 improving SPCC production capacity to over 900 million pounds of copper per year by 2004.

EXPLORATION

SPCC is developing an active exploration program in the different regions of Peru, oriented to the discovery of copper and gold resources, as well as of zinc, lead and silver. The Company owns mineral rights over 356,094 hectares and has covered 51,102 hectares through joint ventures and option contracts with third parties.

Our diamond drilling program at Los Chancas Project has reached 17,485 meters and results lead us to believe resources of up to 200 million tons exist with a copper grade of 1.0%, 0.07% molybdenum and 0.12 grams per ton of gold. Evaluation will continue through metallurgical tests and a more intensive drilling program.

SPCC has a 44.245% interest in the Tantahuatay Project. Estimated resources are
18.6 million tons with 0.68 grams per ton of gold in the zone of oxides for Tantahuatay 2; and 12.6 million tons with 0.93 grams per ton of gold in the zone of oxides for Cienaga; totaling a resource of 31.2 million tons with a grade average of 0.78 grams per ton of gold and 9.5 grams per ton of silver. Results of the metallurgical leaching tests for the gold zone show recoveries of 80%. It is projected that an additional diamond drilling program and metallurgical tests will be performed.

The Company has obtained encouraging results during its exploration activities with possibilities to develop other projects in prospective areas. More exploration in these areas will continue during 2001.

ENVIRONMENT

Company activities are subject to Peruvian laws and regulations. SPCC submitted in 1996 the Environmental Compliance and Management Plan (known by its Spanish acronym, PAMA) to the Peruvian Government as part of such regulations. The PAMA included all current operations that did not have an approved environmental impact study at the time. SPCC's PAMA was approved in January 1997 and it contains 32 mitigation measures and projects necessary to bring the existing operations to the established environmental standards. By the end of year 2000, sixteen of such projects were already completed.

                                                                              A5


The Smelter Expansion and Modernization Project represents the largest and most significant project the Company will undertake in the next few years. Both options under consideration comply with the Company's requirements. That is, to employ proven technology that will provide both a good economic return and exceed the requirements of current environmental regulations. The alternatives may provide an opportunity to increase the smelter's capacity beyond the 1.1 million metric tons originally proposed and improve SO2 capture to more than the PAMA's 92% requirement.

Starting in November of 1995, Southern Peru established and continues to operate under the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions. For the year 2000, in conjunction with the operation of the smelter's sulfuric acid plant that produced over 326,000 tons, this program has contributed to improve air quality in Ilo. In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both Ite bay and the slag removal program on the beaches to the north of the smelter.

At the end of the year, SPCC submitted to the government the Spill Response Plans for the three operating areas. Both ocean and land response equipment has been purchased, and personnel training will continue during 2001.

Environmental capital expenditures for the period 1996-2000 exceeded $120 million. The Company foresees significant environmental capital expenditures starting in 2001, once the Smelter Expansion and Modernization Project begins.

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

During 2000, 1999, and 1998, substantially all of the Company's copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in the Americas. A substantial portion of SPCC's copper sales is made under annual contracts to industrial users. Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result there is little seasonality in SPCC sales volumes.

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

                                                                              A6


EMPLOYEES

At December 31, 2000 the Company employed 3,682 persons, about 57% of whom were covered by labor agreements with nine labor unions. There were no labor strikes in 2000.

ENERGY MATTERS AND WATER RESOURCES

Electric power for the Company's operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., one located adjacent to the Ilo smelter (Diesel plant) and the other to the south of the port of Ilo (Coal plant). Power generation capacity is currently 344 megawatts. In addition, the Company has 30 megawatts of power generation capacity from waste heat boilers in the smelter and two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit.

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

SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from the Suches Lake.

ENVIRONMENTAL MATTERS

Capital expenditures in connection with environmental projects were approximately $6.4 million in 2000, $41.6 million in 1999 and $ 25.3 million in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Matters" which is herein incorporated by reference.

CONCESSIONS

The Company has concessions from the Peruvian government for its exploration, exploitation, extraction and/or production operations (collectively, the "Concessions"). The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $5 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2000 were approximately $0.7 million.

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

                                                                              A7


Item 2. Properties

                                   FACILITIES

The Company's principal executive offices are located at 1150 North 7th. Avenue, Tucson, AZ, 85705-0747 and Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru. At December 31, 2000, the Company, through its Peruvian Branch, has 100% interest in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government. See Item 1 "Business--Concessions". The Company owns, through the Branch, its offices in Lima. Its offices in Tucson are located in space leased to it by ASARCO. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

The offices and the Company's major facilities, together with production commencement dates, are listed below:

              PERU                          UNITED STATES
              ----                          -------------

Toquepala Mine -- southern Peru (1960)      Executive Offices -- Tucson, AZ
Cuajone Mine -- southern Peru (1976)
SX/EW Facility -- southern Peru (1995)
Ilo Smelter -- Ilo, Peru (1960)
Ilo Refinery -- Ilo, Peru (1994-SPCC)
Acid Plant -- Ilo, Peru (1995)
Executive Offices -- Lima, Peru

The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities and a port at Ilo, which are located approximately 196 rail kilometers from the two mine sites, which are at elevations ranging from 3,220 to 3,330 meters. In addition, the Company provides housing, hospitals and schools for employees and their families.

                                                                              A8


METAL PRODUCTION STATISTICS

                                                                                    2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
 Copper Production

 MINES (contained copper in thousands of pounds)
 Toquepala                                                                         232,886              256,387              246,783
 Cuajone                                                                           394,548              379,995              315,640
 SX/EW                                                                             123,602              109,225              104,026
------------------------------------------------------------------------------------------------------------------------------------
    Total Mines                                                                    751,036              745,607              666,449
------------------------------------------------------------------------------------------------------------------------------------

 SMELTER (contained copper in thousands of pounds)
 SPCC concentrates                                                                 606,965              605,150              536,036
 Purchased concentrates                                                             45,267               32,986              111,732
------------------------------------------------------------------------------------------------------------------------------------
    Total Smelter                                                                  652,232              638,136              647,768
------------------------------------------------------------------------------------------------------------------------------------

 REFINERIES (thousands of pounds of copper)
 Ilo                                                                               583,658              552,738              543,404
 SX/EW                                                                             123,602              109,225              104,026
------------------------------------------------------------------------------------------------------------------------------------
    Total Refineries                                                               707,260              661,963              647,430
------------------------------------------------------------------------------------------------------------------------------------

 COPPER SALES (thousands of pounds)
 Refined                                                                           582,724              553,246              542,786
 In blister                                                                         57,775               66,169              105,374
 Concentrates                                                                       17,083               21,433                   17
 SX/EW                                                                             123,258              109,024              103,937
------------------------------------------------------------------------------------------------------------------------------------
   Total sales of copper                                                           780,840              749,872              752,114
------------------------------------------------------------------------------------------------------------------------------------

 LME average price (cents
    per pound)                                                                          82                   71                   75

 COMEX average price (cents
    per pound)                                                                          84                   72                   75

 Molybdenum
  (thousands of pounds contained in concentrate)
 MINES
 Toquepala                                                                           8,243                6,993                6,039
 Cuajone                                                                             7,639                5,070                3,520
------------------------------------------------------------------------------------------------------------------------------------
    Total produced                                                                  15,882               12,063                9,559
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
 Sales of molybdenum
    in concentrate                                                                  16,043               11,836                9,677
------------------------------------------------------------------------------------------------------------------------------------

 Metals Week Dealer
    Oxide mean price ($/lb.)                                                       $  2.55              $  2.65              $  3.41

                                                                              A9


 Silver (thousands of ounces)                                                          2000             1999             1998

-------------------------------------------------------------------------------------------------------------------------------
 SMELTER (in blister)
 Ilo - SPCC Concentrates                                                               4,188            3,378            2,890
-------------------------------------------------------------------------------------------------------------------------------

 REFINERY
 Ilo                                                                                   3,343            2,796            2,735
-------------------------------------------------------------------------------------------------------------------------------

 SALES OF SILVER
 Refined                                                                               3,454            2,739            2,724
 In blister                                                                              411              497              564
 In concentrates                                                                         110                -                -
-------------------------------------------------------------------------------------------------------------------------------
    Total sales of silver                                                              3,975            3,236            3,288
-------------------------------------------------------------------------------------------------------------------------------

 COMEX average price ($/oz.)                                                          $ 4.97           $ 5.22           $ 5.51

-------------------------------------------------------------------------------------------------------------------------------

                                                                             A10


COPPER RESERVES

                                            Mineral            Average                       Metal Production
                                            Reserves            Copper                       Contained Metal
                                             (000s             Content                        (000s Pounds)
                                          Metric Tons)           (%)              --------------------------------------
                                            12/31/00           12/31/00           2000             1999             1998
                                            --------           --------           ----             ----             ----
Toquepala           Sulfide                 675,615              0.74            232,900         256,400           246,800
                    Leachable             1,732,229              0.19            112,941         100,916            93,700

Cuajone             Sulfide               1,211,718              0.64            394,500         380,000           315,600
                    Leachable                61,148              0.49             10,661           8,309            10,300

The Company has ongoing exploration programs in Peru.

The Company calculates its ore reserves by methods generally applied within the mining industry and in accordance with the regulations of the Securities and Exchange Commission. All mineral reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed by the extraction of their mineral content.

The following ore production information is provided:

                                    2000                          1999                           1998
                                    ----                          ----                           ----
                                       Average Mill                   Average Mill                  Average Mill
                         Ore Milled      Recovery      Ore Milled    Recovery Rate    Ore Milled      Recovery
                         (000s Tons)     Rate (%)      (000s Tons)        (%)         (000s Tons)     Rate (%)
                        ------------------------------------------------------------------------------------------
Toquepala                  16,276         85.93%         16,220         87.03%          16,339         88.49%

Cuajone                    30,475         79.75%         28,607         72.31%          19,685         85.62%

The following productive capacity is provided:

                                         Defined Capacity (a)
                                         --------------------
Ilo Smelter                              290,300     Tons
Ilo Refinery                             245,000     Tons
Toquepala - SX/EW                         56,250     Tons

(a) SPCC's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.

                                                                             A11


Item 3.  Legal Proceedings

Reference is made to the information under the caption "Litigation" in Financial Statement Footnote 18 "Commitments and Contingencies" on page A41 incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                                                             A12


Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 06, 2001, and their positions.

          Name                         Age                 Position
          ----                         ---                 --------
German Larrea Mota-Velasco             47     Chairman of the Board, CEO and Director
Oscar Gonzalez Rocha                   62     President and Director General
Daniel Tellechea Salido                55     Vice President, Finance
Genaro Larrea Mota-Velasco             40     Vice President, Commercial
Hector Calva Ruiz                      63     Vice President, Exploration and Projects
Ernesto Duran Trinidad                 47     Comptroller
Hector Garcia de Quevedo Topete        50     Treasurer

      German Larrea Mota-Velasco, Chairman of the Board and Chief Executive Officer of SPCC since December 1999 and Director since November 1999. Chairman of the Board of Directors and Chief Executive Officer of Grupo Mexico (holding) and Grupo Minero Mexico (mining division) since 1994 and of Grupo Ferroviario Mexicano (railroad division), since 1997. Previously Executive Vice Chairman of Grupo Mexico and member of the Board of Directors since 1981. Chairman and Chief Executive Officer of ASARCO Incorporated from November 1999 to present, and its President from November 1999 to January 2000.

      Oscar Gonzalez Rocha, President and General Director of SPCC since December 1999 and Director since November 1999. Managing Director for Mexicana de Cobre, S.A. de C.V. from 1986 to 1989 and of Mexicana de Cananea, S.A. de C.V. from 1990 to 1999. Alternate Director of Grupo Mexico since 1988 and a Director of ASARCO Incorporated from November 1999 to present.

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

      Hector Calva Ruiz, Vice President, Exploration and Projects of SPCC since December 1999 and Director since November 1999. Managing Director for Exploration and Projects of Grupo Mexico since 1997 and an Alternate Director since 1998. Managing Director of Industrial Minera Mexico, S.A. de C.V. from 1984 to 1997 and Director of ASARCO Incorporated from November 1999 to present.

      Hector Garcia de Quevedo Topete, Treasurer of SPCC and a Director since May 9, 2000. He has also been Managing Director for Grupo Mexico, S.A. de C.V. since 1999. He was Advisor to the Chairman and Chief Executive Officer of Grupo Mexico from 1994 to 1998.

      Ernesto Duran Trinidad, Comptroller. Comptroller of Grupo Mexico, S.A. de C.V. from 1994 to date. Comptroller of Mexicana de Cobre, S.A. de C.V. from 1983 to 1993.

                                                                             A13


                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

At December 31, 2000, there were 2,970 holders of record of the Company's Common Stock. SPCC's Common Stock is traded on the New York Stock Exchange (NYSE) and the Lima Stock Exchange (BVL). The SPCC Common Stock symbol is PCU on the NYSE and PCUC1 on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.

                                            2000                                                    1999
                                            ----                                                    ----

                  -----------------------------------------------------------------------------------------------------------------
     Quarters         1st         2nd        3rd        4th       Year         1st        2nd       3rd        4th        Year
                  -----------------------------------------------------------------------------------------------------------------
Dividend per
   Share            $0.06       $0.05      $0.056     $0.174     $0.340      $0.03      $0.025     $0.022    $0.075      $0.152

Stock market price
NYSE:
   High             $16-7/16    $13        $15-7/8    $15-1/2    $16-7/16    $10-7/8    $15        $16-7/8   $18-1/16    $18-1/16
   Low              $12-9/16    $11        $11-5/16   $12-1/8    $11         $8-7/16    $10-1/16   $13-5/8   $13-13/16   $ 8-7/16

BVL:
   High              $16.16     $12.95     $15.84     $15.30     $16.16      $10.66     $15.08     $16.95     $17.45      $17.45
   Low               $12.52     $11.00     $11.35     $12.40     $11.00       $8.78     $10.12     $13.80     $14.01      $8.78

On February 27, 2001, a dividend of $0.143 per share, totaling $11.4 million was declared payable April 4, 2001. The Company's dividend policy continues to be reviewed at Board of Directors meetings, taking into consideration the current intensive capital investment program.

For a description of limitations on the ability of the Company to make dividend distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 13 to the Consolidated Financial Statements of the Company.

                                                                             A14


Item 6.  Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share and employee data)

                                                                     2000          1999        1998         1997        1996
----------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings:
Net sales                                                             $711         $585        $628         $814      $ 753
Operating costs and expenses (1)                                       561          539         558          577        497
Operating income                                                       150           46          70          237        256
Minority interest of investment shares in
   Income of Peruvian Branch                                             2            -           -            4          5
Net earnings                                                           $93          $29         $55         $186       $181

Per Share Amounts:
Net earnings - basic and diluted                                     $1.16        $0.37       $0.68        $2.32      $2.25
Dividends paid                                                      $0.340       $0.152       $0.51        $1.26     $ 1.47

Consolidated Balance Sheet:
Total assets                                                        $1,771       $1,545      $1,526       $1,561     $1,280

Cash and marketable securities                                         149           11         198          331        174
Total debt                                                             347          223         234          248        107
Stockholders' equity                                                 1,192        1,126       1,109        1,098      1,015

Consolidated Statement of Cash Flows:
Cash provided from operating activities                              $ 184         $ 90       $ 187        $ 278      $ 159
Dividends paid                                                          27           12          41          101        118
Capital expenditures                                                   132          250         259          184        121
Depreciation and depletion                                              77           74          61           47         42

Capital Stock:
Common shares outstanding                                             14.1         14.1        13.9         14.2       13.6
NYSE Price - high                                                 $16 7/16     $18-1/16   $16-11/16      $21-1/8        $21
           - low                                                    $11.00     $ 8-7/16     $ 8-3/4      $12-3/4    $13-7/8
Class A common shares outstanding                                     65.9         65.9        65.9         65.9       66.6
Book value per share                                               $ 14.90      $ 14.07     $ 13.88       $13.71    $ 12.66
P/E ratio                                                            12.84        38.03       13.88         5.77       6.50

Financial Ratios:
Current assets to current liabilities                                  3.3          2.4         4.2          5.6        3.8
Debt as % of capitalization                                          22.4%        16.3%       17.2%        18.2%       9.3%
Employees (at year end)                                              3,682        3,844       4,557        4,829      4,859

Notes to five year selected financial and statistical data

(1) Includes provision for workers' participation of $12.1 million, $3.4 million, $10.6 million, $14.4 million, and $18.0 million in the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

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

Years ended December 31,               2000          1999            1998
                                       ----          ----            ----

Peruvian Inflation Rate                3.7%          3.7%             6.0%
New Sol/Dollar Devaluation Rate        0.5%          11.2%           15.7%

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

The project to expand and protect the Cuajone mine from maximum flooding of the Torata River reached 95% completion at the end of 2000, with an investment of $67.7 million out of the $75.5 million budgeted. The Torata River was diverted on June 30, 2000, allowing the beginning of the Cuajone pit expansion.

The evaluation of the two proposals regarding the Ilo Smelter modernization and expansion project has been completed. Both alternatives fulfill the Company requirements to use the most efficient proven technology, to provide economic returns and exceed the requirements of current environmental standards. Management is presently studying the possibility of increasing the design capacity to 1.83 million metric tons instead of the 1.1 million metric tons originally considered and of increasing the SO2 gas emission recapture from the required 92% to a minimum of 95%. Accordingly, the Company is evaluating the economic terms and the financial and tax benefits for new investments that would allow the Company to position this new smelter as the largest and most environmentally efficient smelter in America. The Company's objectives are to

                                                                             A16


comply with the Peruvian environmental requirements well before 2006, the target date in the Company's PAMA (Environmental Management and Compliance Program) committed to with the Peruvian Government, while at the same time allowing for an increased capacity that would contribute to the mining development of Peru and SPCC.

Feasibility studies for expansion of the Toquepala concentrator, mine expansion and an additional leaching area at Cuajone have been completed. Construction of these projects may begin in the second quarter of 2001, improving SPCC production capacity to over 900 million pounds per year.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

SPCC reported 2000 net earnings of $92.9 million, or diluted earnings per share of $1.16, compared with net earnings of $29.4 million, or diluted earnings per share of 37 cents in 1999 and net earnings of $54.6 million, or diluted earnings per share of 68 cents, in 1998.

The increase in net earnings in 2000 compared with 1999 is primarily a result of higher copper prices, higher production, and sales, better sales conditions and reduced costs. The average price of copper in 2000 on the London Metal Exchange increased by 11 cents per pound from 1999 to 82 cents per pound and COMEX increased by 12 cents per pound from 1999 to 84 cents per pound.

Company's results for the year 2000, improved 3.2 times over 1999. While average copper prices improved 15%, total sales in 2000 improved 21.6% over 1999 due to increased sales volume and better sales conditions. In addition, cost cutting programs significantly reduced costs in 2000. Administrative and production costs were substantially reduced. Operating breakeven cost was reduced by 2.1 cents per pound from 56.1 cents in the year 1999 to 54.0 cents in the year 2000 notwithstanding the effect of fuel price increases worldwide in the year 2000. This reduction represents 3.7% improvement over 1999 costs. The above are the principal reasons for the increase of 216% in 2000 net earnings over the prior year net earnings.

Net Sales: Net sales in 2000 were $711.1 million, compared with $584.5 million in 1999 and $627.9 million in 1998. Sales increased in 2000 by $126.5 million, largely as a result of higher copper prices and higher sales volume. Copper sales volume was 31.0 million pounds higher in 2000 compared with 1999.

Sales decreased in 1999 by $43.4 million from 1998, largely as a result of lower copper prices. Copper sales volume was 2.2 million pounds lower in 1999 compared with 1998.

At December 31, 2000, there were no copper sales recorded at a provisional price.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data                            2000          1999            1998
                                             ----          ----            ----

Average Metal Prices
Copper (per pound - LME)                     $0.82         $0.71           $0.75
Copper (per pound - COMEX)                   $0.84         $0.72           $0.75
Molybdenum (per pound)                       $2.55         $2.65           $3.41
Silver (per ounce - COMEX)                   $4.97         $5.22           $5.51

                                                                             A17


Sales Volume (in thousands)          2000             1999             1998
                                     ----             ----             ----
Copper (pounds)                     780,840          749,872          752,114
Molybdenum (pounds) (1)              16,043           11,836            9,677
Silver (ounces)                       3,975            3,236            3,288

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

Earnings include pre-tax gains from option sales and exercises of $7.2 million in 1998. At December 31, 1999 and 2000, the Company held no copper put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of December 31, 2000, the Company had no fuel swap agreements.

In 2000 and 1999, the Company's production costs would have been $18.8 and $10.7 million higher respectively, if this exposure had not been hedged.

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

As of December 31, 2000 the Company had the following currency swap agreements:

                                            US$       Euros        Forward
  Maturity Date                             (in millions)          Exchange Rate
  -------------                             -------------          -------------
  3/31/2001                                 2.6       2.3             1.1535
  4/30/2001                                 3.3       2.9             1.1559
                                            ---       ---
                                            5.9       5.2

During 2000, $4.8 million were recognized as exchange loss in the Company's profit and loss statement. A hypothetical 10 percent decrease from December 2000 and 1999 rates, would increase the realized exchange loss on currency swaps by $0.5 million and $2.9 million, respectively. The difference between the exchange rate of the Euro published at the end of month and the exchange rate established in the contract, is recognized as an exchange gain or loss in the profit and loss statement.

                                                                             A18


Cost of Sales: Cost of sales was $ 441.5 million in 2000, $410.1 million in 1999 and $446.5 million in 1998. The increase of $31.4 million in 2000 includes the higher cost of copper processed and sold from purchased concentrates, the higher cost of company mined copper as a result of an increase in volume sold and power cost.

The decrease of $36.4 million in 1999 was principally due to the lower sales volume of copper produced from third parties concentrates, lower unit cost of company mined copper as a result of lower power and fuel costs, partially offset by a $14.8 million charge for severance costs, which were part of the Company's earnings enhancement program.

Administrative and other: Administrative and other expenses were $34.9 million in 2000, $47.5 million in 1999 and $45.0 million in 1998. The decrease of $12.6 million in 2000 was principally due to decrease in labor, retirement incentive program, pension costs and retirement plan payment for foreign contract employees. The increase in 1999 of $2.5 million is associated with payments by the severance cost of foreign contract employees' early termination.

Other Expenses: Depreciation and depletion expense was $77.4 million in 2000, compared with $74.2 million in 1999 and $60.9 million in 1998. The increase in 2000 includes depreciation of the expanded SX/EW plant in Toquepala as well as mining equipment of the Cuajone mine expansion. The increase in 1999 includes depreciation of the new ball mills of the Cuajone concentrator as well as mining equipment of the Cuajone mine expansion and the expansion of the SX/EW plant in Toquepala.

Exploration expense was $7.7 million, $7.2 million, and $5.2 million in 2000, 1999 and 1998, respectively. The increase in 2000 reflects the increase of drilling programs at the Company's exploration properties.

Non-Operating Items: Interest income was $3.5 million in 2000 compared with $7.8 million in 1999 and $15.8 million in 1998. The decreases in 2000 and 1999 reflects the lower invested balances as funds were utilized in the Company's expansion program. Interest income is expected to continue to decrease as available cash is used to fund the Company's expansion and modernization program.

Other income was $2.3 million in 2000, compared with $3.6 million in 1999 and $9.4 million in 1998. Other income in 1998 includes a $5.3 million insurance settlement related to flood damage, which occurred in 1997.

Total interest expense was $26.9 million in 2000, compared with $25.2 million in 1999 and $25.6 million in 1998. In 2000, 1999 and 1998, the Company capitalized $11.0 million, $7.3 million and $10.6 million of interest, respectively, principally related to expenditures on the expansion program.

Taxes on Income: Taxes on income were $44.6 million, $9.7 million and $25.6 million for 2000, 1999 and 1998, respectively, and include $43.1 million, $11.6 million and $22.9 million of Peruvian income taxes and $1.5 million, $(1.9) million and $2.7 million, for U.S. federal and state taxes for 2000, 1999 and 1998, respectively. U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund. The carrying value of these Peruvian tax credits approximates their fair market value.

Minority Interest of Investment Shares (previously known as Labor Shares):
Minority interest of investment shares was $2.0 million in 2000, compared with none in 1999 and $0.5 million in 1998. The provision for minority interest of investment shares represents an accrual of 1.5%, 1.7% and 2.0% for 2000, 1999 and 1998, respectively, of

                                                                             A19


the Branch's after-tax earnings. The reduction in the percentage of minority interest of investment shares in 2000 and 1999 is a result of purchases of investment shares by the Company.

Cash Flows - Operating Activities: Net cash provided from operating activities was $183.6 million in 2000, compared with $90.3 million in 1999 and $186.6 million in 1998. The increase in 2000 was primarily attributable to an earnings increase of $63.5 million and a $31.4 million lower use of cash for operating assets and liabilities, which includes a $44.6 million reduction in the increase in accounts receivable as a result of higher copper prices late in 2000 and $16.5 million decrease in inventories of purchased concentrates, refined copper and supplies.

Other operating assets and liabilities increased to $39.7 million in 2000 compared to ($3.3) million in 1999 basically due to $ 34.7 million of prepaid Peruvian taxes and $6.3 million of net book value of assets abandoned and other.

Accounts payable and accrued liabilities increased to $20.6 million in 2000 compared to $4.4 million in 1999, mainly due to workers participation $9.6 million, interest expense $0.8 million, salary and wages $1.5 million and other $4.3 million.

The decrease in 1999 compared to 1998, was primarily attributable to $81.2 million of higher use of cash for operating assets and liabilities, which includes $25.8 million for an increase in accounts receivable because of the higher copper prices late in 1999 and the $41.0 million increase in inventories of purchased concentrates, refined copper and supplies. Additionally, $25.2 million of lower earnings partially offset by $13.3 million of higher depreciation and depletion contributed to the decrease in cash flow from operating activities.

Cash Flows - Investing Activities: Net cash used for investing activities was $131.2 million in 2000 compared with $227.5 million in 1999 and $75.9 million in 1998. Capital expenditures in 2000 were $131.7 million, compared with $250.3 million in 1999 and $258.7 million in 1998.

Capital expenditures in 2000, 1999 and 1998 reflect the Company's expansion and modernization program and capitalization of mine stripping. Other investment activities in 1999 include net proceeds of $22.2 million, from held-to-maturity investments. These investments were utilized in the Company's expansion programs.

The Company's planned capital expenditures in 2001 are estimated to be approximately $360 million, which include expenditures related to the modernization and expansion of the Ilo smelter, expansion of the Toquepala concentrator, expansion in the leaching section of the SX/EW plant in Cuajone and the completion of the Torata River flooding control.

Cash Flows - Financing Activities: Financing activities provided cash of $88.9 million in 2000, compared with a use of cash of ($27.3) million in 1999 and ($59.5) million in 1998. In 2000, activity included net debt incurred of $124.7 million, dividend payments of $27.2 million, additional escrow deposits of $6.7 million and purchases of investment shares of $1.5 million.

In 1999 activity included dividend payments of $12.2 million, net debt repayment of $11.7 million and purchases of investment shares of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES:

Financing: In July 2000, the Company received authorization from CONASEV to issue the equivalent of up to $200 million in bonds in the Peruvian market. On July 20, 2000 the Company issued $30 million at a nominal fixed rate of 8.75%; on December 7, 2000 the

                                                                             A20


Company issued an additional $20 million at the same rate; in both cases, maturity is seven years.

In March 1999, the Company concluded a $100 million, 15-year loan agreement with Mitsui and Co., Ltd. The applicable interest for this loan is Japanese LIBO rate plus 1.25%. This facility provides additional committed financing for SPCC's modernization and expansion program. A commitment fee of 0.5% per annum is payable on the undrawn portion of this loan through December 31, 2000. As of December 31, 2000, $100.0 million had been drawn from this loan facility.

In 1997, the Company entered into a $600 million, seven year loan facility with a group of international financial institutions. The facility consists of a $400 million term loan and a $200 million revolving credit line. The interest rate during years four and five of the agreement on any loans outstanding is LIBOR plus 2.00% per annum for term loans and LIBOR plus 2.25% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts had been drawn under this agreement as of December 31, 2000.

The Company also has a loan outstanding with Corporacion Andina de Fomento (CAF) of $3.9 million with interest based on LIBOR, and an outstanding loan from the United States Export - Import Bank(EXIM) of $2.9 million, with interest at a 6.43% fixed rate. Both loans are payable in semi-annual installments through 2001. At December 31, 2000, the Company had outstanding borrowings of $347.2 million, compared with $222.5 million at December 31, 1999.

Certain financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year. Net assets of the Company unavailable for the payment of dividends totaled $1.2 billion at December 31, 2000. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $844.4 million would have been permitted at December 31, 2000.

The Mitsui and Co., Ltd. credit agreement is collateralized by pledges of receivables of 24,000 tons of copper per year. The EXIM Bank credit agreement is collateralized by pledges of receivables from 7,000 tons of copper per year. Starting June 1, 2001 once the EXIM Bank loan is fully paid, these 7,000 tons will be pledged to Mitsui and Co., Ltd. under the credit agreement. The CAF loan is collateralized by liens on the SX/EW facility. The SENS and the seven year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company. The excess funds in the collateral account are remitted to the Company, if all financial requirements are met. As part of these agreements, the Company must maintain three-month and six-month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (ASARCO) voting interest in the Company to less than a majority would constitute an event of default under two of the financing agreements. The Company was in compliance with the various loan covenants at December 31, 2000. Included in Other assets are $17.9 million held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

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

                                                                             A21


The Company expects that it will meet its cash requirements for 2001 and beyond from internally generated funds, cash on hand, borrowings under the seven-year loan facility signed in April 1997, and from additional external financing.

At December 31, 2000 the Company's debt as a percentage of total capitalization (the total of debt, minority interest of investment shares and stockholders equity) was 22.4% as compared with 16.3% at December 31, 1999. At December 31, 2000, the Company's cash and marketable securities amounted to $149.1 million compared to $10.6 million at December 31, 1999.

DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $27.2 million, or $0.340 per share, in 2000, $12.2 million, or $0.152 per share, in 1999, and $40.7 million, or $0.51 per share, in 1998. Distributions to the investment share minority interest were $0.5 million, $0.2 million, and $0.9 million in 2000, 1999 and 1998, respectively.

On February 27, 2001 a dividend of $0.143 per share, totaling $11.4 million was declared, payable April 4, 2001. The Company's dividend policy continues to be reviewed at the Board of Directors meetings, taking into consideration the current intensive capital investment program, such as the expansion of mines, concentrator/leach plant, smelter and future cash flow generated from operations.

At the end of 2000 and 1999, the authorized and outstanding capital stock of the Company consisted of 65,900,833 shares of Class A common stock par value $0.01 per share; and 34,099,167 authorized shares of common stock, par value $0.01 per share, of which 14,100,192 common shares were outstanding at December 31, 2000 and 14,118,862 shares were outstanding at December 31, 1999.

ENVIRONMENTAL MATTERS

Company activities are subject to Peruvian laws and regulations. SPCC submitted in 1996 the Environmental Compliance and Management Plan (known by its Spanish acronym, PAMA) to the Peruvian Government as part of such regulations. The PAMA included all current operations that did not have an approved environmental impact study at the time. SPCC's PAMA was approved in January 1997 and it contains 32 mitigation measures and projects necessary to bring the existing operations to the established environmental standards. By the end of year 2000, sixteen of such projects were already completed.

The Smelter Expansion and Modernization Project represents the largest and most significant project in which the Company will embark itself in the next few years. Both options under consideration comply with the Company's requirements. That is, to employ proven technology that will provide both a good economic return and exceed the requirements of current environmental regulations. The alternatives may provide an opportunity to increase the smelter's capacity beyond the 1.1 million tons originally proposed and improve SO2 capture to more than the PAMA's 92% requirement.

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions. For the year 2000, in conjunction with the operation of the smelter's sulfuric acid plant that produced over 326,000 metric tons, this program has contributed to improve air quality in Ilo. In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both Ite bay and the slag removal program on the beaches to the north of the smelter.

At the end of the year, SPCC submitted to the government the Spill Response Plans for the three operating areas. Both ocean and land response equipment has been purchased, and personnel training will continue during 2001.

Environmental capital expenditures for the period 1996-2000 exceeded $120 million. The Company foresees significant environmental capital expenditures starting in 2001, once

                                                                             A22


the Smelter Expansion and Modernization Project begins.

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

In June 2000 the FASB issued SFAS No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No.133 for certain derivative instruments and certain hedging activities.

The Company will adopt SFAS No.133 and No.138 effective January 1, 2001 and its implementation will not materially affect its results of operation or financial condition.

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

                                                                             A23


Item 8. Financial Statements and Supplementary Data.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,                                                  2000                 1999                  1998
                                                                                ---------            ---------            ---------
(in thousands, except for per share amounts)

Net sales:
  Stockholders and affiliates                                                   $  97,718            $      --            $  18,685
  Others                                                                          613,339              584,546              609,231
                                                                                ---------------------------------------------------
Total net sales                                                                   711,057              584,546              627,916

Operating costs and expenses:
  Cost of sales                                                                   441,476              410,134              446,515
  Administrative and other                                                         34,853               47,453               44,977
  Depreciation and depletion                                                       77,447               74,237               60,859
  Exploration                                                                       7,700                7,156                5,185
                                                                                ---------------------------------------------------
      Total operating costs and expenses                                          561,476              538,980              557,536
                                                                                ---------------------------------------------------

Operating income                                                                  149,581               45,566               70,380

Interest income                                                                     3,525                7,840               15,784
Interest expense                                                                  (15,878)             (17,881)             (15,009)
Other income                                                                        2,306                3,610                9,437
                                                                                ---------------------------------------------------

Earnings before taxes on income and minority interest
  of investment shares                                                            139,534               39,135               80,592

Taxes on income                                                                    44,648                9,740               25,567

Minority interest of investment shares in income of
 Peruvian Branch                                                                    1,969                  (10)                 461
                                                                                ---------------------------------------------------

Net earnings                                                                    $  92,917            $  29,405            $  54,564
                                                                                ===================================================
Per common share amounts:
  Net earnings - basic and diluted                                              $    1.16            $    0.37            $    0.68
  Dividends paid                                                                $   0.340            $   0.152            $    0.51
  Weighted average shares outstanding-basic                                        80,001               79,862               79,893
  Weighted average shares outstanding-diluted                                      80,003               79,892               79,893

   The accompanying notes are an integral part of these financial statements.

                                                                             A24


                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,                                                                               2000                         1999
                                                                                           -----------                  -----------
(Dollars in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                                                              $   149,088                  $    10,596

    Accounts receivable:
      Trade                                                                                     85,866                       57,041
      Other                                                                                     56,591                       23,623
    Inventories                                                                                114,931                      110,171
    Prepaid taxes                                                                               31,014                       48,099
    Other current assets                                                                         4,357                       19,611
                                                                                           ----------------------------------------
         Total current assets                                                                  441,847                      269,141
  Net property                                                                               1,298,130                    1,250,887
  Other assets                                                                                  30,581                       25,425
                                                                                           ----------------------------------------
         Total assets                                                                      $ 1,770,558                  $ 1,545,453
                                                                                           ========================================

LIABILITIES
  Current liabilities:
    Current portion of long-term debt                                                      $    24,339                  $    23,272
    Accounts payable:
      Trade                                                                                     55,042                       31,819
      Other                                                                                     13,115                       26,594
    Other current liabilities                                                                   39,884                       29,472
                                                                                           ----------------------------------------
         Total current liabilities                                                             132,380                      111,157
                                                                                           ----------------------------------------

  Long-term debt                                                                               322,914                      199,253
  Deferred income taxes                                                                         94,891                       79,888
  Other liabilities                                                                             14,253                       15,242
                                                                                           ----------------------------------------
         Total non-current liabilities                                                         432,058                      294,383
                                                                                           ----------------------------------------

  Contingencies (Note 18)

Minority interest of investment shares in the
  Peruvian Branch                                                                               14,465                       13,975
                                                                                           ----------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01;
    shares authorized: 34,099,167;
    shares issued: 14,330,093                                                                      143                          143
  Class A Common stock, par value $0.01;
    shares issued and authorized:
    65,900,833                                                                                     659                          659
  Additional paid-in capital                                                                   265,745                      265,745
  Retained earnings                                                                            930,071                      864,354
  Treasury stock, at cost, common shares,
    2000 - 229,901;  1999 - 211,231                                                             (4,963)                      (4,963)
                                                                                           ----------------------------------------
         Total Stockholders' Equity                                                          1,191,655                    1,125,938
                                                                                           ----------------------------------------
         Total Liabilities, Minority Interest
           and Stockholders' Equity                                                        $ 1,770,558                  $ 1,545,453
                                                                                           ========================================

The accompanying notes are an integral part of these financial statements.

                                                                             A25


                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,                                                    2000                1999                1998
                                                                                  ---------           ---------           ---------
(Dollars in thousands)

OPERATING ACTIVITIES
Net earnings                                                                      $  92,917           $  29,405           $  54,564
Adjustments to reconcile net earnings to net
 cash provided from operating activities:
  Depreciation and depletion                                                         77,447              74,237              60,859
  Provision for deferred income taxes                                                15,047              21,792              14,847
  Minority interest of investment shares                                              1,969                 (10)                461
  Net loss on sale or disposal of investments and property                               --                  --               9,773
  Cash provided from (used for) operating assets and
  liabilities:
    Accounts receivable                                                             (62,157)            (17,536)              8,292
    Inventories                                                                      (4,760)            (21,220)             19,732
    Accounts payable and accrued liabilities                                         20,592               4,405               9,234
    Other operating assets and liabilities                                           39,650              (3,335)              5,802
    Foreign currency transaction loss                                                 2,889               2,543               3,025
                                                                                  -------------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        183,594              90,281             186,589
                                                                                  -------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                               (131,745)           (250,254)           (258,696)
Purchase of held-to-maturity investments                                                 --             (54,990)            (40,900)
Proceeds from held-to-maturity investments                                               --              77,142             223,338
Sales of investments and property                                                       542                 609                 376
                                                                                  -------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                             (131,203)           (227,493)            (75,882)
                                                                                  -------------------------------------------------

FINANCING ACTIVITIES
Debt incurred                                                                       148,000               2,000                  --
Debt repaid                                                                         (23,272)            (13,683)            (13,683)
Escrow deposits on long-term loans                                                   (6,659)                (67)              2,311
Dividends paid to common stockholders                                               (27,200)            (12,152)            (40,735)
Distributions to minority interests                                                    (460)               (226)               (892)
Net treasury stock transactions                                                          --                 221              (2,715)
Purchases of investment shares                                                       (1,512)             (3,379)             (3,791)
                                                                                  -------------------------------------------------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                               88,897             (27,286)            (59,505)
                                                                                  -------------------------------------------------

Effect of exchange rate changes on cash                                              (2,796)               (854)             (1,745)
                                                                                  -------------------------------------------------

Increase (decrease) in cash and cash equivalents                                    138,492            (165,352)             49,457
Cash and cash equivalents, at beginning of year                                      10,596             175,948             126,491
                                                                                  -------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                         $ 149,088           $  10,596           $ 175,948
                                                                                  =================================================

   The accompanying notes are an integral part of these financial statements.

                                                                             A26


                        Southern Peru Copper Corporation
                                and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31,                                         2000                     1999                     1998
                                                                      -----------              -----------              -----------
(Dollars in thousands)
CAPITAL STOCK:
COMMON STOCK:
Balance at beginning and end of year                                  $       143              $       143              $       143
                                                                      -------------------------------------------------------------
CLASS A COMMON STOCK:
Balance at beginning and end of year                                          659                      659                      659
                                                                      -------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning and end of year                                      265,745                  265,745                  265,745
                                                                      -------------------------------------------------------------
TREASURY STOCK:
Balance at beginning of year                                               (4,963)                  (5,184)                  (2,469)
Purchased                                                                      --                       --                   (3,001)
Used for corporate purposes                                                    --                      221                      286
                                                                      -------------------------------------------------------------
Balance at end of year                                                     (4,963)                  (4,963)                  (5,184)
                                                                      -------------------------------------------------------------
 RETAINED EARNINGS:
 Balance at beginning of year                                             864,354                  847,229                  833,560
 Net earnings                                                              92,917                   29,405                   54,564
 Dividends paid                                                           (27,200)                 (12,152)                 (40,735)
 Stock awards                                                                  --                     (128)                    (160)
                                                                      -------------------------------------------------------------
 Balance at end of year                                                   930,071                  864,354                  847,229
                                                                      -------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                           $ 1,191,655              $ 1,125,938              $ 1,108,592
                                                                      =============================================================

   The accompanying notes are an integral part of these financial statements.

                                                                             A27


                        SOUTHERN PERU COPPER CORPORATION
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries (the "Company") include the accounts of significant subsidiaries in which the Company has voting control, and are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property:

Assets are valued at the lower of cost or net realizable value. In accordance with SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews long-lived assets and certain identifiable intangibles related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

The Company evaluates the carrying value of assets based on undiscounted future cash flows considering expected metal prices based on historical metal prices and price trends.

                                                                             A28


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

Stock-Based Compensation:

The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Impact of New Accounting Standards:

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No.133 one year until June 15, 2000.

In June 2000 the FASB issued SFAS No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.

The Company will adopt SFAS No.133 and No.138 effective January 1, 2001 and its implementation will not materially affect its results of operation or financial condition.

2. Foreign Exchange

The functional currency of the Company is the U.S. dollar. The Company's sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated. A portion of the operating costs of the Company is denominated in Peruvian soles.

Gains and (losses) resulting from foreign currency transactions are included in "Cost of sales" and amounted to ($2.9) million,($2.5) million, and ($3.0) million in 2000, 1999 and 1998, respectively.

                                                                             A29


3. Restructuring Charges

The Company's 1999 results include a $5.6 million pre-tax charge ($3.6 million after-tax and workers' participations) for severance costs associated with the Company's ongoing cost reduction program. The severance costs accrued are for 337 terminated employees at the Company's locations in Peru and Miami, Florida. Approximately $3.8 million of the provision is included as a cost of sales deduction on the Company's statement of earnings, and a $1.8 million is included in administrative expense as it relates to non-operating personnel. This accrual was paid in full in 1999.

4. Administrative Reorganization

The Company's 1999 results include a $8.4 million pre-tax charge ($5.4 million after-tax and workers' participations) associated with the severance cost of foreign contract employees early termination. The severance costs accrued are for 55 terminated employees at the Company's location in Peru. Approximately $5.8 million for the provision is included as cost of sales deduction on the Company's statement of earnings and $2.6 million is included in administrative expense as it relates to non-operating personnel. Payments in the amount of $4.6 and $2.9 million were made against this accrual in the years 2000 and 1999, respectively.

5. Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31,                                           2000               1999           1998
(in millions)
U.S. Federal and state
  Current                                                                  $0.5             $(2.5)             $ 2.2
  Deferred                                                                  1.0             0.6                  0.5
                                                                -------------------------------------------------------
                                                                            1.5              (1.9)               2.7
                                                                -------------------------------------------------------
Foreign:
  Current                                                                  29.1           (9.5)                  8.5
  Deferred                                                                 14.0           21.1                  14.4
                                                                -------------------------------------------------------
                                                                           43.1           11.6                  22.9
                                                                -------------------------------------------------------
  Total provision for income taxes                                        $44.6         $ 9.7                  $25.6
                                                                =======================================================

   Total taxes paid were $16.3 million, $1.2 million and $10.4 million in 2000, 1999 and 1998, respectively.

                                                                             A30


   Reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

For the years ended December 31,                                  2000                1999                 1998
Peruvian income tax at maximum
  statutory rates                                                 30.0%                30.0%               30.0%
U.S. income tax at statutory rate                                 35.0                 35.0                35.0
Utilization of foreign tax credits                               (22.7)               (30.2)              (20.8)
Percentage depletion                                             (11.8)                (5.2)              (10.5)
Income not taxable in Peru                                         0.9                 (1.8)               (1.8)
Reversal of taxes previously accrued                               -                   (5.1)                -
Other                                                              0.6                  2.2                (0.2)
                                                           -------------------------------------------------------------
  Effective income tax rate                                       32.0%                24.9%               31.7%
                                                           =============================================================

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances are as follows:

Deferred tax assets (liabilities)
At December 31,                                                                              2000               1999
(in millions)
Current:
  Accounts receivable                                                                      $  4.0              $  4.0
  Other                                                                                       0.1                 0.1
                                                                                      ------------------- ------------------
    Net deferred tax assets                                                                   4.1                 4.1
                                                                                      ------------------- ------------------
Non-current:
  Foreign tax credit carryforwards                                                            4.3                29.6
  AMT credit carryforwards                                                                   13.6                12.2
  Property, plant and equipment                                                             (93.7)              (82.3)
  Other                                                                                      (1.2)                2.4
  Valuation allowance for deferred tax assets                                               (17.9)              (41.8)
                                                                                      ------------------- ------------------
    Net deferred tax liabilities                                                            (94.9)              (79.9)
                                                                                      ------------------- ------------------

Total net deferred tax liabilities                                                         $(90.8)             $(75.8)
                                                                                      =================== ==================

The net deferred tax liabilities above reflect deferred tax assets of $55.7 million and $79.7 million, before valuation allowance, and deferred tax liabilities of $128.6 and $113.6 million at December 31, 2000 and December 31, 1999, respectively.

The decrease in the valuation allowance of $24.0 million from 1999 to 2000 is primarily attributable to both the utilization and expiration of foreign tax credits in 2000.

At December 31, 2000, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $4.3 million expiring as follows: $3.1 million in 2003 and $1.2 million in 2004. Foreign tax credit carryforwards amounting to approximately $11.5 million expired in 2000. Foreign tax credit carryforwards amounting to approximately $14.6 million were utilized in 2000. Both of these amounts had previously been entirely offset by a valuation allowance.

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

                                                                             A31


On December 30, 2000, the transitory Peruvian government issued a decree that included, among other things, a reduction in the statutory income tax rate for reinvested earnings in 2001 and for all earnings after 2001, from 30% to 20%. The Company may benefit from the reduction to the 2001 rate when the government issues the necessary regulations to make this effective. To be effective for years after 2001, the reduction to the Peruvian tax rate must be confirmed by the government in late 2001. Accordingly, the Company has not reflected the effect of such rate reductions on its recorded deferred tax liability.

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

6. Net Sales

Net sales by country were as follows:
For the years ended December 31,                                     2000            1999            1998
                                                                     ----            ----            ----
(in millions)
United States                                                        $342.8           $155.0         $127.5
Italy                                                                  42.3             46.7           86.9
Switzerland                                                            20.6              -              -
United Kingdom                                                         90.8            122.8           96.1
The Netherlands                                                         -                -             57.7
Japan                                                                  76.0             52.4           44.7
Foreign - Other                                                       138.6            207.6          215.0
                                                                -----------------------------------------------
  Net sales                                                          $711.1           $584.5         $627.9
                                                                ===============================================

At December 31, 2000, the Company had no copper sales recorded at provisional prices.

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

Under the terms of a sales contract with Mitsui & Co. Ltd. (Mitsui), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually for a fifteen-year period through December 31, 2013. If the shipment destination is Asia, the pricing of the cathodes is based upon the LME monthly average settlement price, however, if destination of shipments is the United States, the pricing of the cathodes is based upon the COMEX monthly average settlement plus a producer premium, which is agreed upon annually based on world market terms. Ninety thousand tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 in 2014 and 42,000 in 2015.

                                                                             A32


7. Financial Instruments

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

Earnings include pre-tax gains from option sales and exercises of $7.2 million in 1998. At December 31, 2000 and 1999, the Company held no copper put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. As of December 31, 2000, the company had no fuel swap agreements

In 2000 and 1999, the Company's production cost would have been $18.8 million and $10.7 million higher, respectively, if this exposure had not been hedged. In 1998 it would have been $3.3 million lower.

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

As of December 31, 2000 and 1999, the Company had the following currency swap agreements:

2000                  US$           Euros                   Forward
Maturity Date            (in millions)                   Exchange Rate
-------------     -----------------------------      ----------------------
3/31/2001                  2.6             2.3              1.1535
4/30/2001                  3.3             2.9              1.1559
                  ----------------------------
                           5.9             5.2
                  ============================

1999                  US$           Euros                   Forward
Maturity Date            (in millions)                   Exchange Rate
-------------     -----------------------------      ----------------------
1/31/2000                  2.6             2.3              1.1189
7/31/2000                  9.1             8.0              1.1341
10/31/2000                 8.5             7.4              1.1419
12/29/2000                 6.5             5.7              1.1467
3/31/2001                  2.6             2.3              1.1535
4/30/2001                  3.3             2.9              1.1559
                  -----------------------------
                          32.6            28.6
                  =============================

                                                                             A33


The unrealized loss in the Company's currency swap position at December 31, 2000 was $1.1 million. A hypothetical 10% decrease from December 31, 2000 rates, would increase the unrealized loss of currency swaps by $0.5 million. The difference between the exchange rate of the Euro published at the end of month and the exchange rate established in the contract, is recognized as an exchange gain or loss in the profit and loss statement.
In 2000 a $4.8 million loss on currency swaps was recorded in the Company's earnings results.

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

At December 31,                      2000                       1999
                             --------------------       -------------------
(in millions)                Carrying       Fair        Carrying     Fair
                              Value         Value        Value       Value
Assets:
Fuel swap agreements              --          --           --      $  8.7
Currency swap agreements          --        (1.1)          --        (3.3)
Liabilities:
Long-term debt                $347.2      $326.1       $222.5      $206.6

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fuel swap agreements: Fair value is based on quoted market prices.

Currency swap agreements: Fair value is based on quoted market prices.

Long-term debt: Fair value is based on the quoted market prices for the same or similar issues.

8. Workers' Participation

Provisions for workers' participation are calculated at 8% of pre-tax earnings and are included in "Cost of sales" on the earnings statement. The current portion of this participation, which is accrued during the year is based on Branch taxable income and is distributed to workers following determination of final results for the year.

9. Minority Interest of Investment Shares (Previously known as "Labor Shares")

The minority interest of the Investment Shares is based on the earnings of the Company's Peruvian Branch.

The Company acquired 0.4 million, 0.8 million and 1.0 million investment shares at a cost of $1.5 million, $3.4 million and $3.8 million in the years 2000, 1999 and 1998, respectively. The carrying value of the minority interest purchased was reduced by $1.0 million, $2.1 million and $2.5 million in 2000, 1999 and 1998, respectively, and the excess paid over the carrying value was assigned primarily to proven and probable sulfide and leachable ore reserves and mineralized material and is being amortized based on production. As a result of these acquisitions, the remaining investment shareholders hold a 1.5% interest in the Branch at December 31, 2000, and are entitled to a pro rata participation in the cash distributions made by the Branch. The investment shares are recorded as a minority interest in the Company's financial statements.

                                                                             A34


10. Inventories

At December 31,                                 2000              1999
                                                ----              ----
(in millions)
Metals:
  Finished goods                                      $1.9              $1.5
  Work-in-process                                     46.0              48.7
Supplies, net of reserves                             67.0              59.9
                                            --------------- -----------------
  Total inventories                                 $114.9            $110.1
                                            --------------- -----------------

11. Property

At December 31,                                 2000              1999
                                                ----              ----
(in millions)
Buildings and equipment                           $1,836.6          $1,825.2
Mineral land                                         421.5             395.6
Land, other than mineral                               2.8               3.1
                                            --------------- -----------------
  Total property                                   2,260.9           2,223.9
Accumulated depreciation and depletion               962.8             973.0
                                            --------------- -----------------
  Net property                                    $1,298.1          $1,250.9
                                            =============== =================

12.  Other Current Liabilities

At December 31,                                 2000              1999
                                                ----              ----
(in millions)
Accrued workers' participation                       $ 9.6             $ 0.6
Accrued severance pay, current portion                 1.6               1.3
Salaries and wages                                     7.4               6.8
Taxes on income                                       19.8              20.4
Other                                                  1.5               0.4
                                            --------------- -----------------
  Total other current liabilities                    $39.9             $29.5
                                            =============== =================

13.  Debt and Available Credit Facilities

Long-term debt at December 31,                   2000             1999
                                                 ----             ----
(in millions)
6.43% EXIM Bank credit agreement due 2001            $ 2.9             $ 8.7
10.04% CAF credit agreement due 2001                   3.9              11.8
7.9% Secured Export Notes (SENS) due 2007            140.4             150.0
8.25% Corporate bonds due 2004                        50.0              50.0
8.75% Corporate bonds due 2007                        50.0                 -
7.61% MITSUI credit agreement due 2013               100.0               2.0
                                            --------------- -----------------
  Total debt                                         347.2             222.5
Less, current portion                                 24.3              23.3
                                            --------------- -----------------
  Total long-term debt                             $ 322.9           $ 199.2
                                            =============== =================

Interest paid by the Company (excluding amounts capitalized of $11.0 million, $7.3 million and $10.6 million in 2000, 1999 and 1998, respectively) was $12.3 million, $15.3 million and $12.5 million in 2000, 1999 and 1998, respectively.

                                                                             A35


Aggregate maturities of the borrowings outstanding at December 31, 2000, are as follows (in millions):

                 2001                                  $24.3
                 2002                                   18.9
                 2003                                   20.5
                 2004                                   82.2
                 2005                                   34.0
              Thereafter                               167.3
                                         --------------------
                 Total                               $ 347.2
                                         --------------------

In July 2000, the Company received authorization from the Comision Nacional Supervisora de Empresas y Valores (CONASEV) to issue the equivalent of up to $200 million in bonds in the Peruvian market ("The Program"). Under this program, on July 20, 2000, the Company issued $30 million at a nominal fixed rate of 8.75%. On December 7, 2000 the Company issued an additional $20 million at the same rate; in both cases, maturity is seven years.

In March 1999, the Company concluded a $100 million 15-year loan agreement with Mitsui and Co., Ltd. The applicable interest for this loan is the LIBO rate plus 1.25%. This facility provides additional committed financing for SPCC's modernization and expansion program. A commitment fee of 0.5% per annum is payable on the undrawn portion of this loan. As of December 31, 2000, the loan was fully drawn.

In 1997, the Company privately placed $150 million SENS in the United States and international markets. These notes, which have been registered with the Securities and Exchange Commission, have an average maturity of seven years and a final maturity in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in 1997, the Company sold $50 million of bonds, due June 2004 to investors in Peru. The bonds have an effective fixed interest rate of 8.25%.

In 1997, the Company entered into a $600 million seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate for years four and five of the agreement on any loans outstanding is LIBOR plus 2.00% per annum for term loans and LIBOR plus 2.25% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn under this agreement as of December 31, 2000.

Some financing agreements contain covenants, which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, net assets of the Company unavailable for the payment of dividends totaled $1.2 billion at December 31, 2000. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $844.4 million would have been permitted at December 31, 2000.

The Mitsui and Co., Ltd. credit agreement is collateralized by pledges of receivables of 24,000 tons of copper per year. The EXIM Bank credit agreement is collateralized by pledges of receivables from sales of 7,000 tons of copper per year. Starting June 1, 2001 once the EXIM Bank loan is fully paid, these 7,000 tons will be pledged to Mitsui and Co., Ltd. under the credit agreement. The CAF loan is collateralized by liens on the SX/EW facility. The SENS and the seven-year loan facility require that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections are used as collateral for the outstanding SENS with the balance of the

                                                                             A36


collections remitted directly to the Company. The excess funds in the collateral account are remitted to the Company, if all financial requirements are met. As part of these agreements, the Company must maintain three-month and six month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities require escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specified ratios of debt to equity, current assets to current liabilities and an interest coverage test. Reduction of ASARCO Incorporated's (ASARCO) voting interest in the Company to less than a majority would constitute an event of default under two of the financing agreements. The Company was in compliance with the various loan covenants at December 31, 2000. Included in other assets at December 31, 2000 and 1999 are $17.9 million and $10.7 million, respectively, held in escrow accounts as required by the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

14.  Benefit Plans

The Company has a noncontributory defined benefit pension plan covering salaried employees in the United States and certain employees in Peru. Benefits are based on salary and years of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate. Plan assets are invested in commingled stock and bond funds.
Effective October 31, 2000 the Board of Directors amended the pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs are as follows:

 For the years ended December 31,                                       2000                1999               1998
                                                                        ----                ----               ----
 (in millions)
 Service cost                                                            $  --              $  0.5             $  0.6
 Interest cost                                                             0.7                 0.7                0.7
 Expected return on plan assets                                           (1.0)               (0.9)              (0.7)
 Curtailment loss                                                          1.1                 -                  -
 Amortization of prior service cost                                        -                   0.1                0.1
 Amortization of transitional obligation                                   -                   0.2                0.2
                                                                --------------------------------------------------------
 Net periodic benefit cost                                               $ 0.8              $  0.6             $  0.9
                                                                ========================================================

                                                                             A37


The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                       2000               1999
(in millions)
Change in Benefit Obligation
Projected benefit obligation at beginning of year     $ 10.5            $ 11.1
  Service cost                                           0.1               0.5
  Interest cost                                          0.7               0.7
  Curtailment gain (loss)                               (1.3)               --
  Benefits paid                                         (0.8)             (0.6)
  Actuarial gain (loss)                                  0.5              (1.2)
                                                   ----------------------------
Projected benefit obligation at end of year           $  9.7            $ 10.5
                                                   ============================

Change in Plan Assets
Fair value of plan assets at beginning of year        $ 12.3            $ 11.2
  Actual return on plan assets                          (0.6)              1.8
  Benefits paid                                         (0.8)             (0.6)
  Administrative expenses                               (0.1)             (0.1)
                                                   ----------------------------
Fair value of plan assets at end of year              $ 10.8            $ 12.3
                                                   ============================

Reconciliation of Funded Status
  Funded status                                       $  1.1            $  1.7
  Unrecognized actuarial gain                           (1.5)             (3.7)
  Unrecognized transition obligation                     -                 1.4
  Unrecognized prior service cost                        -                 1.0
                                                   ----------------------------
   Net amount reflected in consolidated
     Balance Sheet                                    $ (0.4)           $ 0.4
                                                   ============================

Weighted Average Assumptions:
Discount rate                                          7.75%              7.75%
Expected long-term rate of return on plan assets       8.0 %              8.0 %
Rate of Compensation Increase                          4.0 %              4.0 %

Post-retirement Benefits:

The post-retirement health care plan for retired salaried employees eligible for Medicare was adopted by the Company on May 1, 1996. Secondary coverage under the Company's plan is available for all retired salaried employees who permanently reside in the United States and who contribute amounts as defined by the plan. The plan is unfunded.

Effective October 31,2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the post-retirement health care plan of ASARCO Incorporated, which offers substantially the same benefits and requires the same contributions.

The components of net periodic benefit costs are as follows:

For the years ended December 31,        2000            1999             1998
(in millions)
Service cost                            $  0.1          $  0.1           $  0.1
Interest cost                              0.1             0.1              0.1
Curtailment loss                           0.5              --               --
Amortization of prior service cost          --             0.1              0.1
                                       -----------------------------------------
Net periodic benefit cost                $ 0.7          $  0.3           $  0.3
                                       =========================================

                                                                             A38


The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,(in millions)                    2000               1999
Change in Benefit Obligation
Benefit obligation at beginning of year         $ 1.1               $ 1.2
  Service cost                                     --                 0.1
  Interest cost                                   0.1                 0.1
  Plan amendments                                  --                  --
  Curtailments (gain) loss                        0.2                  --
  Benefits paid                                  (0.1)               (0.2)
  Actuarial (gain) loss                            --                (0.1)
                                            ---------------------------------
Benefit obligation at end of year               $ 1.3               $ 1.1
                                            =================================

Reconciliation of Funded Status
  Funded status                                $ (1.3)              $(1.1)
  Unrecognized actuarial (gain) loss               --                (0.3)
  Unrecognized prior service cost                  --                 0.6
                                            ---------------------------------
   Postretirement benefit obligation           $ (1.3)              $(0.8)
                                            =================================

Weighted-Average Assumptions
    Discount rate                                 7.8%                7.8%

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation costs for 2000 by $0.1 million and the service and interest cost components of net periodic postretirement benefit would have an insignificant change. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation for 2000 by $0.1 million and the service and interest cost components of net periodic postretirement benefit costs would have an insignificant change.

                                                                             A39


Employee Savings Plan:

The Company maintains an employee savings plan for employees working in the United States and expatriate employees in Peru, which permits employees to make contributions by payroll deduction pursuant to section 401(k) of the Internal Revenue Code. The plan provides for a Company matching contribution equal to 50% of the first 6% of employee contributions. In connection with the required match, the Company's contributions charged against earnings were $0.02 million, $0.1 million and $0.2 million in the years 2000, 1999 and 1998, respectively.

Effective November 15, 2000 the savings plan was terminated and no further contributions from employees or the Company are accepted after that date. The plan is awaiting a final letter of determination from the Internal Revenue Service to proceed with the distribution of assets to plan participants.

15. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 2000 were:

                                                              Percent of
                                                                Total
                                             Shares           Number of
                                                                Shares
                                         ---------------   ---------------

    Class A Common Shares:
        Southern Peru
        Holdings Corporation               43,348,949           54.2%
        Cerro Trading Company, Inc.        11,378,088           14.2
        Phelps Dodge Overseas Capital
        Corporation                        11,173,796           14.0
                                         ---------------   ---------------
                                         ---------------   ---------------
      Total Class A                        65,900,833           82.4
    Common Shares                          14,100,192           17.6
                                         ---------------   ---------------
      Total                                80,001,025          100.0%
                                         ---------------   ---------------

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

Options granted may provide for Stock Appreciation Rights (SAR). A SAR permits an optionee, in lieu of exercising the option, to receive from the Company payment of an amount equal to the difference between the market value of the stock on the date of election of the SAR and the purchase price of the stock under the terms of the option.

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock. At December 31, 2000, 645,060 shares are available for future grants under this plan (645,060 shares at December 31, 1999). The weighted average remaining contractual life of stock option's outstanding as of December 31, 2000 was 6.1 years.

                                                                             A40


The Directors' Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter. Under the directors' plan, 100,000 shares have been reserved for awards. At December 31, 2000, 16,800 have been awarded under this plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for awards under the stock incentive plan. If compensation cost for the Company's Stock Incentive Plan had been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(in millions, except per share amounts)

                                                                             2000            1999           1998
                                                                             ----            ----           ----
Net earnings - as reported                                                   $92.9           $29.4           $54.6
Net earnings - pro forma                                                     $92.9           $29.1           $54.4
Earnings per share (Basic and diluted) - as reported
                                                                             $1.16           $0.37           $0.68
Earnings per share (Basic and diluted) - pro forma
                                                                             $1.16           $0.36           $0.68

For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:

Weighted average common shares outstanding:                                  2000             1999            1998
(in millions)
  Basic and diluted                                                          80.0             79.9            79.9

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of nil (4.8%-1998); expected volatility of 48.0% (40.4%-1998); risk-free interest rate of 4.8% (5.6%-1998); and expected life of
6.1 years (7.1 years-1999, 7.1 years-1998). There were no options granted in 2000.

Stock option activity over the past three years under the Stock Incentive Plan was:

                                                                             Weighted
                                                       Number of              Average                   Option Price
                                                         Shares                Price                  (Range Per Share)
                                                   ------------------    ------------------           -----------------
Outstanding at January 1, 1998                              155,785            $16.20                 $16.06 to $17.06
Granted                                                     102,025             12.78                  12.78
Exercised                                                    (5,915)               --                     --
Cancelled or expired                                           (960)            16.16                  16.06 to  16.25
                                                   ------------------
Outstanding at January 1, 1999                              250,935             14.88                  12.78 to  17.06
Granted                                                      92,550              9.75                   8.78 to  14.37
Exercised                                                  (141,865)            10.99                   8.78 to  14.37
Cancelled or expired                                        (36,780)            12.38                   8.78 to  16.25
                                                   ------------------
Outstanding at January 1, 2000                              164,840             15.28                   8.78 to  17.06
Granted                                                          --
Exercised                                                    (3,235)            14.07                   8.78 to  16.19
Cancelled or expired                                         (2,220)            11.27                   8.78 to  16.25
                                                   ------------------
Outstanding and exercisable at
   December 31, 2000                                        159,385            $15.30                  $8.78 to $17.06

16. Related Party Transactions

Grupo Mexico, whose subsidiary, Southern Peru Holdings Corporation is a 54.2% stockholder of the Company, provides advice and services encompassing legal advice

                                                                             A41


on corporate matters, including shareholder and board meetings, advice on financing, refinancing and other financial matters, preparation of outside finance reports, services in all matters related to Human Resources, services for engineering and construction, services for purchasing, procurement and logistics, advice for international sales and for development of new projects to the Company. In 2000, the Company paid to Grupo Mexico $7.0 million for these services. In 1999 and 1998 the Company paid to ASARCO, 54.2% stockholder at the time, for tax, treasury and administrative support services provided to the Company, $0.8 million and $1.0 million respectively.

Minera Mexico International, Inc., a subsidiary of Grupo Mexico and Asarco, purchased copper products from SPCC during 2000 in the amount of $26.7 million. Asarco had no purchases from SPCC in 1999 and $14.6 million in purchases of copper products in 1998.

Phelps Dodge Refining Corporation, an affiliate of Phelps Dodge and Phelps Dodge Corporation, affiliated companies of a shareholder of SPCC, purchased copper products from the Company in the amount of $68.3 million in 2000. Phelps Dodge had no purchases from SPCC in 1999 and $4.1 million in purchases of copper products in 1998.

Cerro Wire & Cable Co. and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC purchased copper products from the Company during 2000 in the amount of $13.2 million. There were no copper purchases in 1999 and in 1998.

The Company purchases ocean shipping services from companies indirectly controlled by QUEMCHI S.A. Its Vice Chairman is also a director of SPCC. The total cost of these services amounted to $7.8 million, $8.3 million and $11.5 million in 2000, 1999 and 1998, respectively.

17. Concentration of Risk

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

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Canada and Peru, or in commercial paper of highly rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and by policy, limits the amount of credit exposure to any one institution. At December 31, 2000, the Company had invested 33.63% of its cash equivalents and marketable securities with Peruvian banks, out of which 42.32% was invested with one institution.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 70.6% of the trade accounts receivable at December 31, 2000, of which one customer represented 18.9%.

18. Commitments and Contingencies

In September 1996, the Company announced a two-stage project which includes an expansion of the Cuajone mine and an expansion and modernization of the copper smelter at Ilo. At present, total capital cost for this project is estimated at $870 million, budgeted to be spent through the year 2006.

The Cuajone mine expansion was completed in 1999. Additional equipment was received during year 2000.

The second stage of the program, the expansion and modernization of the Ilo smelter, is expected to be completed by the year 2006 at an estimated cost of $672 million.

As a result of the expansion program, electric power requirements will increase significantly, requiring the construction of substantial additional generating capacity. In 1997, the Company sold its existing power plant to an independent power company for $33.6 million. In connection with the sale, a power purchase

                                                                             A42


agreement was also completed, under which the Company agreed to purchase its power needs for the next twenty years.

Environmental:

Company activities are subject to Peruvian laws and regulations. SPCC submitted in 1996 the Environmental Compliance and Management Plan (known by its Spanish acronym, PAMA) to the Peruvian Government as part of such regulations. The PAMA included all current operations that did not have an approved environmental impact study at the time. SPCC's PAMA was approved in January 1997 and it contains 32 mitigation measures and projects necessary to bring the existing operations to the established environmental standards. By the end of year 2000, sixteen of such projects were already completed.

The Smelter Expansion and Modernization Project represents the largest and most significant project in which the Company will embark itself in the next few years. Both options under consideration comply with the Company's requirements. That is, to employ proven technology that will provide both a good economic return and exceed the requirements of current environmental regulations. The alternatives may provide an opportunity to increase the smelter's capacity beyond the 1.1 million metric tons originally proposed and improve SO2 capture to more than the PAMA's 92% requirement.

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions. For the year 2000, in conjunction with the operation of the smelter's sulfuric acid plant that produced over 326,000 metric tons, this program has contributed to improve air quality in Ilo. In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both Ite bay and the slag removal program on the beaches to the north of the smelter.

At the end of the year, SPCC submitted to the government the Spill Response Plans for the three operating areas. Both ocean and land response equipment has been purchased, and personnel training will continue during 2001.

Environmental capital expenditures for the period 1996-2000 exceeded $120 million. The Company foresees significant environmental capital expenditures starting in 2001, once the Smelter Expansion and Modernization Project begins.

Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Superior Court had denied plaintiffs' extraordinary appeal and affirmed the decision of the Supreme Court of Lima, which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October, 10, 2000, the Superior Court of Lima affirmed the lower court's decision which had been adverse to the Company. The Company has filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases.

There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the

                                                                             A43


Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical ground and remanded the case to the lower court for further proceedings. In December 1999, the lower court dismissed the complaint against the Company. Plaintiffs appealed this decision in January 2000 before the Superior Court. By the end of year 2000 the Superior Court rejected the appeal. Plaintiffs have filed an extraordinary appeal before the Supreme Court. The Supreme Court may grant discretionary review in limited cases.

On December 28, 2000, a lawsuit was filed against the Company in federal court in New York City. The lawsuit seeks unspecified compensatory and punitive damages for alleged personal injuries to eight persons resident in Peru arising from alleged releases into the environment from the Company's operations in Peru. The lawsuit is similar to a suit filed in 1995 in Texas, which was dismissed in 1996 by a U. S. district judge. That ruling was affirmed unanimously by a three-judge federal appeals court. The court made it clear that the claims of Peruvian residents should be tried in the courts of Peru, not in the United States.

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

                                                                             A44


                        Report of Independent Accountants

To the Board of Directors and Stockholders of Southern Peru Copper Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of Southern Peru Copper Corporation and its subsidiaries (the "Company") at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

ARTHUR ANDERSEN, LLP

Phoenix, Arizona
January 24, 2001

                                                                             A45


                        Report of Independent Accountants

To the Board of Directors and Stockholders of Southern Peru Copper Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of Southern Peru Copper Corporation and its subsidiaries (the "Company") at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1999.


PricewaterhouseCoopers LLP

Denver, Colorado
March 10, 2000

                                                                             A46


Unaudited Quarterly Data
Quarters
(in millions, except per share data)

                             2000                                                1999
                             ----                                                ----
                                1st       2nd       3rd        4th       Year       1st       2nd        3rd        4th       Year
                             =======================================================================================================
Net sales                    $  163.1  $  157.0  $  185.1   $  205.9   $  711.1  $  123.9  $  132.4   $  156.1   $  172.1   $  584.5
Operating
  Income                     $   26.7  $   29.3  $   44.8   $   48.8   $  149.6  $    6.4  $    7.1   $   18.6   $   13.4   $   45.6

Net earnings                 $   16.5  $   18.0  $   27.8   $   30.6   $   92.9  $    4.0  $    3.6   $   12.1   $    9.7   $   29.4

Net earnings per share:
  Basic and diluted          $   0.21  $   0.22  $   0.35   $   0.38   $   1.16  $   0.05  $   0.05   $   0.15   $   0.12   $   0.37
Dividend per share           $   0.06  $   0.05  $  0.056   $  0.174   $   0.34  $   0.03  $  0.025   $  0.022   $  0.075   $  0.152

Stock prices
New York Stock Exchange:
  High                       $16-7/16  $     13   $15-7/8    $15-1/2   $16-7/16  $ 10-7/8  $     15    $16-7/8   $18-1/16   $18-1/16
  Low                        $12-9/16  $     11  $11-5/16    $12-1/4   $     11  $ 8-7/16  $10-1/16    $13-5/8   $13-13/16   $8-7/16

Lima Stock Exchange:
  High                       $  16.16  $  12.95  $  15.84   $  15.30   $  16.16  $  10.66  $  15.08   $  16.95   $  17.45   $  17.45
  Low                        $  12.52  $  11.00  $  11.35   $  12.40   $  11.00  $   8.78  $  10.12   $  13.80   $  14.01   $   8.78

Metal Price Sensitivity

Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2001. Estimates are based on
80.0 million shares outstanding.

                                              Copper              Silver             Molybdenum
Change in Metal Price                         $0.01/lb.           $1.00/oz.          $1.00/lb.
Annual Change in Earnings
per Share                                     $0.06               $0.03              $0.11

                                                                             A47


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 25, 2000, the Board of Directors of the Company selected Arthur Andersen L.L.P. to serve as independent accountants for the Company for the calendar year 2000. Stockholders approved the proposal at the annual meeting of stockholders held on May 9, 2000.

PART III

Items 10, 11, 12, and 13

Reference is made to the Section captioned "Executive Officers of the Registrant" on pages A-12 to A-13. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 2000 Proxy Statement indicated below:

                                                                         Proxy
                                                                       Statement
Item  Required Information       Proxy Statement Section                 Pages
----  --------------------       -----------------------                 -----

10.  Directors and Executive     Nominees for Election as Directors
        Officers                   Representing Common Stock and
                                   Nominees for Election as
                                   Directors Representing
                                   Class A Common Stock                    4-6
11.  Executive Compensation      Committee Reports on Executive
                                   Compensation through Employment
                                   Agreements                             9-14
                                 Compensation of Directors                  17
12.  Security Ownership          Security Ownership of Certain
                                   Beneficial Owners and Beneficial
                                   Ownership of Management                 7-9
13.  Certain Relationships       Certain Transactions                       16
       and Related Transactions

The information referred to above is incorporated herein by reference.

                                                                             A48


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

      1. Financial Statements

     The following financial statements of Southern Peru Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                       Form
                                                                      10 - K
                                                                       Pages
                                                                       -----
     Consolidated Statement of Earnings for the years ended
     December 31, 2000 1999 and 1998                                    A23


     Consolidated Balance Sheet at December 31, 2000 and 1999           A24


     Consolidated Statement of Cash Flows for the years ended
     December 31, 2000 1999 and 1998                                    A25


     Consolidated Statement of Stockholders' Equity for the years
     ended December 31, 2000 1999 and 1998                              A26


     Notes to Consolidated Financial Statements                      A27 - A43

     Report of Independent Accountants                                  A44

      2. Financial Statement Schedules

      Financial Statement Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

      3. Exhibits

      3.1   Restated Certificate of Incorporation, filed December 29, 1995
      3.2   Certificate of Decrease, filed February 29, 1996
      3.3   Certificate of Increase, filed February 29, 1996
      3.4   Certificate of Decrease, filed March 24, 1997
      3.5   Certificate of Increase, filed March 24, 1997
      3.6   By-Laws, as last amended on February 3, 1998
      4.1 Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee.
      4.2 Supplemental Indenture, dated as of May 30, 1997, among Southern Peru Limited, Southern Peru Copper Corporation, as guarantor, and Citibank, N.A., as Trustee.
      4.3 Form of Amended and Restated Collateral Trust Agreement, dated as of July 15, 1997, between Southern Peru Limited and Deutsche Bank AG, New York Branch, as collateral trustee.
      4.4   Form of Series A-1 Secured Export Notes due 2007.
      4.5 Supplemental Indenture, dated as of October 15, 1998 among Southern Peru Limited, Southern Peru Copper Corporation as guarantor, and Citibank, N.A., as Trustee.
      4.6   Supplemental Indenture, dated as of December 22, 1998 between

                                                                             A49


            Southern Peru Copper Corporation and Citibank, N.A. as Trustee.
      10.1  Form of Agreement Among Certain Stockholders of the Company.
      10.2 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)
      10.3  Incentive Compensation Plan of the Company.
      10.4 Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999. Effective as of October 31, 2000, the Supplemental Retirement Plan was terminated.
      10.5  Stock Incentive Plan of the Company.
      10.6  Form of Directors Stock Award Plan of the Company.
      10.7 Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999.
      10.8 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees.
      10.9 Compensation Deferral Plan, as amended and restated as of November 4, 1999. Effective as of October 31, 2000, the Compensation Deferral Plan was terminated.
      10.10 Credit Agreement dated as of March 31, 1997 among Southern Peru Limited, as Borrower, Southern Peru Copper Corporation, as Guarantor, the several banks and other financial institutions from time to time parties to the Credit Agreement, Morgan Guaranty Trust Company of New York, as Administrative Agent, The Chase Manhattan Bank, as Documentation Agent, Citicorp Securities, Inc., as Syndication Agent, and Deutsche Bank AG, New York Branch, as Security and Collateral Agent.
      10.11 First Amendment to the Credit Agreement, dated July 14, 1997.
      10.12 Assignment and Assumption Agreement dated as of December 30, 1998, between Southern Peru Copper Corporation, a Delaware Corporation, and Southern Peru Limited.
      21.1  Subsidiaries of the Company.
      23.1  Consent of Independent Accountants (Arthur Andersen, LLP).
      23.2  Consent of Independent Accountants (PricewaterhouseCoopers, LLP).

The exhibits listed as 10.4 through 10.9 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(B) Reports on Form 8-K filed in the fourth quarter of 2000 and the first quarter of 2001:

      None

(C) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B1 through B3. Copies of the following exhibits are filed with this Form 10-K:

      21.1  Subsidiaries of the Company
      23.1  Consent of Independent Accountants (Arthur Andersen, LLP).
      23.2  Consent of Independent Accountants (PricewaterhouseCoopers, LLP).

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

                                    SOUTHERN PERU COPPER CORPORATION
                                    (Registrant)

                                    By: /s/ Oscar Gonzalez Rocha
                                        -----------------------------
                                    Oscar Gonzalez Rocha
                                    President and Director

Date:  March 29, 2001

       Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco         Chairman of the Board, Chief Executive
------------------------------               Officer and Director (principal
German Larrea Mota-Velasco                   executive Officer)

/s/ Oscar Gonzalez Rocha                President and Director
------------------------------
Oscar Gonzalez Rocha

/s/ Daniel Tellechea Salido            Vice President, Finance and Director
------------------------------               (principal financial officer)
Daniel Tellechea Salido

/s/ Ernesto Duran Trinidad             Comptroller (principal accounting
------------------------------               officer)
Ernesto Duran Trinidad

                                   DIRECTORS

/s/ Everet E. Briggs                   /s/ Manuel Calderon Cardenas
------------------------------         -----------------------------------
Everett E. Briggs                      Manuel Calderon Cardenas

/s/ Jaime Claro                        /s/ Robert A. Pritzker
------------------------------         -----------------------------------
Jaime Claro                            Robert A. Pritzker

/s/ Genaro Larrea Mota-Velasco         /s/ J. Steven Whisler
------------------------------         -----------------------------------
Genaro Larrea Mota-Velasco             J. Steven Whisler

/s/ Hector Calva Ruiz                  /s/ Manuel J. Iraola
------------------------------         -----------------------------------
Hector Calva Ruiz                      Manuel J. Iraola

/Xavier Garcia de Quevedo
------------------------------
Xavier Garcia de Quevedo

/s/ John F. McGillicudy
------------------------------
John F. McGillicuddy

/s/ Alberto de la Parra Zavala
-------------------------------
Alberto de la Parra Zavala

Date:  March 29, 2001

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

3.5 Certificate of Increase, filed March 24, 1997 (filed as Exhibit 3.5 to the Company's Quarterly Report for the quarter ended March 31, 1997 and incorporated herein by reference)

3.6         By-Laws, as last amended on February 3, 1998

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

10.3 Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference)

10.4 Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999 (Filed as Exhibit 10.4 to the Company's 1999
            Annual Report on Form 10-K and incorporated herein by reference).
            Effective as of October 31, 2000, the Supplemental Retirement Plan was terminated.

10.5        Stock Incentive Plan of the Company (Filed as an Exhibit to the
            Company's Registration Statement on Form S-8 dated March 25, 1996
            (Registration No. 333-2736) and incorporated herein by reference)

10.6        Form of Directors Stock Award Plan of the Company (Filed as Exhibit
            10.16 to the Company's Form S-4 and incorporated herein by reference)

                                                                              B3


Sequential
Exhibit                                                                           Page
Number         Document Description                                               Number
------         --------------------                                               ------
10.7        Deferred Fee Plan for Directors, as amended and restated as of
            November 4, 1999 (Filed as Exhibit 10.7 to the Company's 1999 Annual
            Report on Form 10-K and incorporated herein by reference)

10.8 Form of Agreement Accepting Membership in the Plan, containing text of the Retirement Plan and Trust for Selected Employees (Filed as
            Exhibit 10.17 to the Company's Form S-4 and incorporated herein by reference).

10.9        Compensation Deferral Plan, as amended and restated as of November
            4, 1999 (Filed as Exhibit 10.9 to the Company's 1999 Annual Report on Form 10-K and incorporated herein by reference). Effective as of October 31, 2000, the Compensation Deferral Plan was terminated.

10.10       Credit Agreement dated as of March 31, 1997 among Southern Peru
            Limited, as Borrower, Southern Peru Copper Corporation, as
            Guarantor, several banks and other financial institutions from time to time parties to the Credit Agreement, Morgan Guaranty Trust
            Company of New York, as Administrative Agent, The Chase Manhattan
            Bank, as Documentation Agent, Citicorp Securities, Inc., as
            Syndication Agent, and Deutsche Bank AG, New York Branch, as
            Security and Collateral Agent. (Filed as Exhibit 10.9 to the
            Company's Registration Statement on Form S-4, File No. 333-3405, and incorporated herein by reference).

10.11 First Amendment to the Credit Agreement, dated July 14, 1997. (Filed as Exhibit 10.10 to the Company's Registration Statement on Form
            S-4, File No. 333-34305, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement dated as of December 30, 1998 between Southern Peru Copper Corporation, a Delaware Corporation, and Southern Peru Limited. (Filed as Exhibit 10.12 to the Company's
            1998 Annual Report on Form 10-K and incorporated herein by reference).

21.1        Subsidiaries of the Company                                            B4

23.1        Consent of Independent Accountants (Arthur Andersen, LLP)              B5

23.2        Consent of Independent Accountants (PricewaterhouseCoopers, LLP)       B6