Form 10-K/A
period 2000-12-31
SOUTHERN PERU COPPER CORP/
filed 2001-04-30
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                2000 FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000 Commission File Number: 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3849074
-------------------------------                      --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

  1150 North 7th. Avenue, Tucson, AZ        85705-0747
------------------------------------------------------------------
(Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (520) 798-7747

          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------

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

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
-----------------------------------------------------------------
Part IV:      Exhibit index is on page B1 through B3.
AMENDMENT TO THE 2000 FORM 10-K
-----------------------------------------------------------------
This document is hereby amended by inserting the items called for by Part III.

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

METAL PRODUCTION STATISTICS

                                                                                     2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------------
 Copper Production

 MINES (contained copper in thousands of pounds)
 Toquepala                                                                           232,886          256,387          246,783
 Cuajone                                                                             394,548          379,995          315,640
 SX/EW                                                                               123,602          109,225          104,026
-------------------------------------------------------------------------------------------------------------------------------
    Total Mines                                                                      751,036          745,607          666,449
-------------------------------------------------------------------------------------------------------------------------------

 SMELTER (contained copper in thousands of pounds)
 SPCC concentrates                                                                   606,965          605,150          536,036
 Purchased concentrates                                                               45,267           32,986          111,732
-------------------------------------------------------------------------------------------------------------------------------
    Total Smelter                                                                    652,232          638,136          647,768
-------------------------------------------------------------------------------------------------------------------------------

 REFINERIES (thousands of pounds of copper)
 Ilo                                                                                 583,658          552,738          543,404
 SX/EW                                                                               123,602          109,225          104,026
-------------------------------------------------------------------------------------------------------------------------------
    Total Refineries                                                                 707,260          661,963          647,430
-------------------------------------------------------------------------------------------------------------------------------

 COPPER SALES (thousands of pounds)
 Refined                                                                             582,724          553,246          542,786
 In blister                                                                           57,775           66,169          105,374
 Concentrates                                                                         17,083           21,433               17
 SX/EW                                                                               123,258          109,024          103,937
-------------------------------------------------------------------------------------------------------------------------------
   Total sales of copper                                                             780,840          749,872          752,114
-------------------------------------------------------------------------------------------------------------------------------

 LME average price (cents
    per pound)                                                                            82               71               75

 COMEX average price (cents
    per pound)                                                                            84               72               75

 Molybdenum
  (thousands of pounds contained in concentrate)
 MINES
 Toquepala                                                                             8,243            6,993            6,039
 Cuajone                                                                               7,639            5,070            3,520
-------------------------------------------------------------------------------------------------------------------------------
    Total produced                                                                    15,882           12,063            9,559
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
 Sales of molybdenum
    in concentrate                                                                    16,043           11,836            9,677
-------------------------------------------------------------------------------------------------------------------------------

 Metals Week Dealer
    Oxide mean price ($/lb.)                                                          $ 2.55           $ 2.65           $ 3.41

                                                                                       2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------------
 Silver (thousands of ounces)

-------------------------------------------------------------------------------------------------------------------------------
 SMELTER (in blister)
 Ilo - SPCC Concentrates                                                               4,188            3,378            2,890
-------------------------------------------------------------------------------------------------------------------------------

 REFINERY
 Ilo                                                                                   3,343            2,796            2,735
-------------------------------------------------------------------------------------------------------------------------------

 SALES OF SILVER
 Refined                                                                               3,454            2,739            2,724
 In blister                                                                              411              497              564
 In concentrates                                                                         110                -                -
-------------------------------------------------------------------------------------------------------------------------------
    Total sales of silver                                                              3,975            3,236            3,288
-------------------------------------------------------------------------------------------------------------------------------

 COMEX average price ($/oz.)                                                          $ 4.97           $ 5.22           $ 5.51

-------------------------------------------------------------------------------------------------------------------------------

COPPER RESERVES

                                            Mineral            Average                       Metal Production
                                            Reserves            Copper                       Contained Metal
                                             (000s             Content                        (000s Pounds)
                                          Metric Tons)           (%)        ---------------------------------------------------
                                            12/31/00           12/31/00           2000             1999             1998
                                            --------           --------           ----             ----             ----
Toquepala           Sulfide                   675,615            0.74            232,900         256,400           246,800
                    Leachable               1,732,229            0.19            112,941         100,916            93,700

Cuajone             Sulfide                 1,211,718            0.64            394,500         380,000           315,600
                    Leachable                  61,148            0.49             10,661           8,309            10,300

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

The following ore production information is provided:

                                    2000                          1999                           1998
                                    ----                          ----                           ----
                                       Average Mill                   Average Mill                  Average Mill
                         Ore Milled      Recovery      Ore Milled)      Recovery      Ore Milled      Recovery
                         (000s Tons)     Rate (%)      (000s Tons)       Rate (%)     (000s Tons)     Rate (%)
                        -------------- -------------- -------------- --------------- -------------- --------------
Toquepala               16,276         85.93%         16,220         87.03%          16,339         88.49%

Cuajone                 30,475         79.75%         28,607         72.31%          19,685         85.62%

The following productive capacity is provided:

                                         Defined Capacity (a)
                                         --------------------
Ilo Smelter                              290,300     Tons
Ilo Refinery                             245,000     Tons
Toquepala - SX/EW                         56,250     Tons

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

                                            2000                                                    1999
                                            ----                                                    ----
                  ------------------------------------------------------   --------------------------------------------------------
     Quarters         1st         2nd        3rd        4th       Year         1st        2nd       3rd        4th        Year
                  ------------------------------------------------------   --------------------------------------------------------
Dividend per
   Share           $0.06       $0.05       $0.056     $0.174    $0.340       $0.03      $0.025     $0.022    $0.075      $0.152

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

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share and employee data)   2000         1999       1998           1997       1996
--------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings:
Net sales                                               $711         $585        $628         $814      $ 753
Operating costs and expenses (1)                         561          539         558          577        497
Operating income                                         150           46          70          237        256
Minority interest of investment shares in
   Income of Peruvian Branch                               2           --          --            4          5
Net earnings                                             $93          $29         $55         $186       $181

Per Share Amounts:
Net earnings - basic and diluted                       $1.16        $0.37       $0.68        $2.32      $2.25
Dividends paid                                        $0.340       $0.152       $0.51        $1.26     $ 1.47

Consolidated Balance Sheet:
Total assets                                          $1,771       $1,545      $1,526       $1,561     $1,280

Cash and marketable securities                           149           11         198          331        174
Total debt                                               347          223         234          248        107
Stockholders' equity                                   1,192        1,126       1,109        1,098      1,015

Consolidated Statement of Cash Flows:
Cash provided from operating activities                $ 184         $ 90       $ 187        $ 278      $ 159
Dividends paid                                            27           12          41          101        118
Capital expenditures                                     132          250         259          184        121
Depreciation and depletion                                77           74          61           47         42

Capital Stock:
Common shares outstanding                               14.1         14.1        13.9         14.2       13.6
NYSE Price - high                                   $16 7/16     $18-1/16   $16-11/16      $21-1/8        $21
           - low                                      $11.00     $ 8-7/16     $ 8-3/4      $12-3/4    $13-7/8
Class A common shares outstanding                       65.9         65.9        65.9         65.9       66.6
Book value per share                                 $ 14.90      $ 14.07     $ 13.88       $13.71    $ 12.66

P/E ratio                                              12.84        38.03       13.88         5.77       6.50

Financial Ratios:
Current assets to current liabilities                    3.3          2.4         4.2          5.6        3.8
Debt as % of capitalization                            22.4%        16.3%       17.2%        18.2%       9.3%
Employees (at year end)                                3,682        3,844       4,557        4,829      4,859

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

The evaluation of the two proposals regarding the Ilo Smelter modernization and expansion project has been completed. Both alternatives fulfill the Company requirements to use the most efficient proven technology, to provide economic returns and exceed the requirements of current environmental standards. Management is presently studying the possibility of increasing the design capacity to 1.83 million metric tons instead of the 1.1 million metric tons originally considered and of increasing the SO2 gas emission recapture from the required 92% to a minimum of 95%. Accordingly, the Company is evaluating the economic terms and the financial and tax benefits for new investments that would allow the Company to position this new smelter as the largest and most environmentally efficient smelter in America. The Company's objectives are to comply with the Peruvian environmental requirements well before 2006, the target date in the Company's PAMA (Environmental Management and Compliance Program) committed to with the Peruvian Government, while at the same time allowing for an increased capacity that would contribute to the mining development of Peru and SPCC.

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

Minority Interest of Investment Shares (previously known as Labor Shares):
Minority interest of investment shares was $2.0 million in 2000, compared with none in 1999 and $0.5 million in 1998. The provision for minority interest of investment shares represents an accrual of 1.5%, 1.7% and 2.0% for 2000, 1999 and 1998, respectively, of the Branch's after-tax earnings. The reduction in the percentage of minority interest of investment shares in 2000 and 1999 is a result of purchases of investment shares by the Company.

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

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions. For the year 2000, in conjunction with the operation of the smelter's sulfuric acid plant that produced over 326,000 metric tons, this program has contributed to improve air quality in Ilo. In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both the Ite bay and the slag removal program on the beaches to the north of the smelter.

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

Item 8. Financial Statements and Supplementary Data.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)              2000            1999            1998
                                                          ----            ----            ----
Net sales:
  Stockholders and affiliates                           $ 97,718        $     -          $ 18,685
  Others                                                 613,339         584,546          609,231
                                                        -----------------------------------------
Total net sales                                          711,057         584,546          627,916

Operating costs and expenses:
  Cost of sales                                          441,476         410,134          446,515
  Administrative and other                                34,853          47,453           44,977
  Depreciation and depletion                              77,447          74,237           60,859
  Exploration                                              7,700           7,156            5,185
                                                        -----------------------------------------
      Total operating costs and expenses                 561,476         538,980          557,536
                                                        -----------------------------------------

Operating income                                         149,581          45,566           70,380

Interest income                                            3,525           7,840           15,784
Interest expense                                         (15,878)        (17,881)         (15,009)
Other income                                               2,306           3,610            9,437
                                                        -----------------------------------------

Earnings before taxes on income and minority interest
  of investment shares                                   139,534          39,135           80,592

Taxes on income                                           44,648           9,740           25,567

Minority interest of investment shares in income of
 Peruvian Branch                                           1,969             (10)             461
                                                        -----------------------------------------

Net earnings                                            $ 92,917        $ 29,405         $ 54,564
                                                        =========================================
Per common share amounts:
  Net earnings - basic and diluted                         $1.16           $0.37            $0.68
  Dividends paid                                          $0.340          $0.152            $0.51
  Weighted average shares outstanding-basic               80,001          79,862           79,893
  Weighted average shares outstanding-diluted             80,003          79,892           79,893

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,
(Dollars in thousands)                               2000                 1999
                                                     ----                 ----
ASSETS
  Current assets:
    Cash and cash equivalents                      $  149,088           $   10,596

    Accounts receivable:
      Trade                                            85,866               57,041
      Other                                            56,591               23,623
    Inventories                                       114,931              110,171
    Prepaid taxes                                      31,014               48,099
    Other current assets                                4,357               19,611
                                                   ---------------------------------
         Total current assets                         441,847              269,141
  Net property                                      1,298,130            1,250,887
  Other assets                                         30,581               25,425
                                                   ---------------------------------
         Total assets                              $1,770,558           $1,545,453
                                                   =================================

LIABILITIES
  Current liabilities:
    Current portion of long-term debt              $   24,339           $   23,272
    Accounts payable:
      Trade                                            55,042               31,819
      Other                                            13,115               26,594
    Other current liabilities                          39,884               29,472
                                                   ---------------------------------
         Total current liabilities                    132,380              111,157
                                                   ---------------------------------

  Long-term debt                                      322,914              199,253
  Deferred income taxes                                94,891               79,888
  Other liabilities                                    14,253               15,242
                                                   ---------------------------------
         Total non-current liabilities                432,058              294,383
                                                   ---------------------------------

  Contingencies (Note 18)

Minority interest of investment shares in the
  Peruvian Branch                                      14,465               13,975
                                                   ---------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01;
    shares authorized: 34,099,167;
    shares issued: 14,330,093                             143                  143
  Class A Common stock, par value $0.01;
    shares issued and authorized:
    65,900,833                                            659                  659
  Additional paid-in capital                          265,745              265,745
  Retained earnings                                   930,071              864,354
  Treasury stock, at cost, common shares,
    2000 - 229,901;  1999 - 211,231                    (4,963)              (4,963)
                                                   ---------------------------------
         Total Stockholders' Equity                 1,191,655            1,125,938
                                                   ---------------------------------
         Total Liabilities, Minority Interest
           and Stockholders' Equity                $1,770,558           $1,545,453
                                                   =================================

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,
(Dollars in thousands)                                          2000            1999             1998
                                                                ----            ----             ----
OPERATING ACTIVITIES
Net earnings                                                  $ 92,917        $ 29,405          $54,564
Adjustments to reconcile net earnings to net
 cash provided from operating activities:
  Depreciation and depletion                                    77,447          74,237           60,859
  Provision for deferred income taxes                           15,047          21,792           14,847
  Minority interest of investment shares                         1,969             (10)             461
  Net loss on sale or disposal of investments and property          --              --            9,773
  Cash provided from (used for) operating assets and
  liabilities:
    Accounts receivable                                        (62,157)        (17,536)           8,292
    Inventories                                                 (4,760)        (21,220)          19,732
    Accounts payable and accrued liabilities                    20,592           4,405            9,234
    Other operating assets and liabilities                      39,650          (3,335)           5,802
    Foreign currency transaction loss                            2,889           2,543            3,025
                                                             ---------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                   183,594          90,281          186,589
                                                             ---------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                          (131,745)       (250,254)        (258,696)
Purchase of held-to-maturity investments                            --         (54,990)         (40,900)
Proceeds from held-to-maturity investments                          --          77,142          223,338
Sales of investments and property                                  542             609              376
                                                             ---------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                        (131,203)       (227,493)         (75,882)
                                                             ---------------------------------------------

FINANCING ACTIVITIES
Debt incurred                                                  148,000           2,000               --
Debt repaid                                                    (23,272)        (13,683)         (13,683)
Escrow deposits on long-term loans                              (6,659)            (67)           2,311
Dividends paid to common stockholders                          (27,200)        (12,152)         (40,735)
Distributions to minority interests                               (460)           (226)            (892)
Net treasury stock transactions                                     --             221           (2,715)
Purchases of investment shares                                  (1,512)         (3,379)          (3,791)
                                                             ---------------------------------------------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES          88,897         (27,286)         (59,505)
                                                             ---------------------------------------------

Effect of exchange rate changes on cash                         (2,796)           (854)          (1,745)
                                                             ---------------------------------------------

Increase (decrease) in cash and cash equivalents               138,492        (165,352)          49,457
Cash and cash equivalents, at beginning of year                 10,596         175,948          126,491
                                                             ---------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                     $149,088         $10,596         $175,948
                                                             =============================================

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31,
(Dollars in thousands)                      2000             1999             1998
                                            ----             ----             ----
CAPITAL STOCK:
COMMON STOCK:
Balance at beginning and end of year      $      143       $      143      $      143
                                          ---------------------------------------------

CLASS A COMMON STOCK:
Balance at beginning and end of year             659              659             659
                                          ---------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning and end of year         265,745          265,745         265,745
                                          ---------------------------------------------

TREASURY STOCK:
Balance at beginning of year                  (4,963)          (5,184)         (2,469)
Purchased                                         --                -          (3,001)
Used for corporate purposes                       --              221             286
                                          ---------------------------------------------
Balance at end of year                        (4,963)          (4,963)         (5,184)
                                          ---------------------------------------------

RETAINED EARNINGS:
Balance at beginning of year                 864,354          847,229         833,560
Net earnings                                  92,917           29,405          54,564
Dividends paid                               (27,200)         (12,152)        (40,735)
Stock awards                                      --             (128)           (160)
                                          ---------------------------------------------
Balance at end of year                       930,071          864,354         847,229
                                          ---------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                $1,191,655       $1,125,938      $1,108,592
                                          =============================================

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

5. Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31,          2000        1999        1998
(in millions)

U.S. Federal and state
  Current                               $   0.5     $  (2.5)    $   2.2
  Deferred                                  1.0         0.6         0.5
                                        -------------------------------
                                            1.5        (1.9)        2.7
                                        -------------------------------
Foreign:
  Current                                  29.1        (9.5)        8.5
  Deferred                                 14.0        21.1        14.4
                                        -------------------------------
                                           43.1        11.6        22.9
                                        -------------------------------
  Total provision for income taxes      $  44.6     $   9.7     $  25.6
                                        ===============================

Total taxes paid were $16.3 million, $1.2 million and $10.4 million in 2000, 1999 and 1998, respectively.

Reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

For the years ended December 31,              2000                1999                 1998
Peruvian income tax at maximum
  statutory rates                             30.0%                30.0%               30.0%
U.S. income tax at statutory rate             35.0                 35.0                35.0
Utilization of foreign tax credits           (22.7)               (30.2)              (20.8)
Percentage depletion                         (11.8)                (5.2)              (10.5)
Income not taxable in Peru                     0.9                 (1.8)               (1.8)
Reversal of taxes previously accrued            --                 (5.1)                 --
Other                                          0.6                  2.2                (0.2)
                                       -------------------------------------------------------------
  Effective income tax rate                   32.0%                24.9%               31.7%
                                       =============================================================

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances are as follows:

Deferred tax assets (liabilities)
At December 31,                                           2000               1999
(in millions)
Current:
  Accounts receivable                                   $  4.0              $  4.0
  Other                                                    0.1                 0.1
                                                   --------------------------------------
    Net deferred tax assets                                4.1                 4.1
                                                   --------------------------------------
Non-current:
  Foreign tax credit carryforwards                         4.3                29.6
  AMT credit carryforwards                                13.6                12.2
  Property, plant and equipment                          (93.7)              (82.3)
  Other                                                   (1.2)                2.4
  Valuation allowance for deferred tax assets            (17.9)              (41.8)
                                                   --------------------------------------
    Net deferred tax liabilities                         (94.9)              (79.9)
                                                   --------------------------------------

Total net deferred tax liabilities                      $(90.8)             $(75.8)
                                                   ======================================

The net deferred tax liabilities above reflect deferred taxes assets of $55.7 million and $79.7 million, before valuation allowance, and deferred tax liabilities of $128.6 and $113.6 million at December 31, 2000 and December 31, 1999, respectively.

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

6.  Net Sales

Net sales by country were as follows:

For the years ended December 31,           2000            1999            1998
(in millions)                              ----            ----            ----
United States                              $342.8           $155.0         $127.5
Italy                                        42.3             46.7           86.9
Switzerland                                  20.6               --             --
United Kingdom                               90.8            122.8           96.1
The Netherlands                                --               --           57.7
Japan                                        76.0             52.4           44.7
Foreign - Other                             138.6            207.6          215.0
                                      -----------------------------------------------
  Net sales                                $711.1           $584.5         $627.9
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

As of December 31, 2000 and 1999, the Company had the following currency swap agreements:

2000                   US$           Euros                   Forward
Maturity Date             (in millions)                   Exchange Rate
-------------      -----------------------------      ----------------------
3/31/2001                   2.6             2.3              1.1535
4/30/2001                   3.3             2.9              1.1559
                   -----------------------------
                            5.9             5.2
                   =============================

1999                   US$           Euros                   Forward
Maturity Date             (in millions)                   Exchange Rate
-------------      -----------------------------      ----------------------
1/31/2000                   2.6             2.3              1.1189
7/31/2000                   9.1             8.0              1.1341
10/31/2000                  8.5             7.4              1.1419
12/29/2000                  6.5             5.7              1.1467
3/31/2001                   2.6             2.3              1.1535
4/30/2001                   3.3             2.9              1.1559
                   -----------------------------
                           32.6            28.6
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

At December 31,                           2000                                   1999
(in millions)              -----------------------------------    ------------------------------------
                               Carrying           Fair                 Carrying            Fair
                                Value             Value                 Value             Value
                                -----             -----                 -----             -----
Assets:
Fuel swap agreements              --                --                    --                 $8.7
Currency swap agreements          --                (1.1)                 --                 (3.3)
Liabilities:
Long-term debt                 $ 347.2           $ 326.1                $222.5             $206.6

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

10. Inventories

At December 31,                                        2000              1999
(in millions)                                          ----              ----
Metals:
  Finished goods                                        $1.9              $1.5
  Work-in-process                                       46.0              48.7
Supplies, net of reserves                               67.0              59.9
                                            -----------------------------------
  Total inventories                                   $114.9            $110.1
                                            ===================================

11. Property

At December 31,                                        2000              1999
(in millions)                                          ----              ----
Buildings and equipment                             $1,836.6          $1,825.2
Mineral land                                           421.5             395.6
Land, other than mineral                                 2.8               3.1
                                            -----------------------------------
  Total property                                     2,260.9           2,223.9
Accumulated depreciation and depletion                 962.8             973.0
                                            -----------------------------------
  Net property                                      $1,298.1          $1,250.9
                                            ===================================

12.  Other Current Liabilities

At December 31,                                        2000              1999
(in millions)                                          ----              ----
Accrued workers' participation                         $ 9.6             $ 0.6
Accrued severance pay, current portion                   1.6               1.3
Salaries and wages                                       7.4               6.8
Taxes on income                                         19.8              20.4
Other                                                    1.5               0.4
                                            -----------------------------------
  Total other current liabilities                      $39.9             $29.5
                                            ===================================

13. Debt and Available Credit Facilities

Long-term debt at December 31,                         2000             1999
(in millions)                                          ----             ----
6.43% EXIM Bank credit agreement due 2001              $ 2.9             $ 8.7
10.04% CAF credit agreement due 2001                     3.9              11.8
7.9% Secured Export Notes (SENS) due 2007              140.4             150.0
8.25% Corporate bonds due 2004                          50.0              50.0
8.75% Corporate bonds due 2007                          50.0                 -
7.61% MITSUI credit agreement due 2013                 100.0               2.0
                                            -----------------------------------
  Total debt                                           347.2             222.5
Less, current portion                                   24.3              23.3
                                            -----------------------------------
  Total long-term debt                               $ 322.9           $ 199.2
                                            ===================================

Interest paid by the Company (excluding amounts capitalized of $11.0 million, $7.3 million and $10.6 million in 2000, 1999 and 1998, respectively) was $12.3 million, $15.3 million and $12.5 million in 2000, 1999 and 1998, respectively.

Aggregate maturities of the borrowings outstanding at December 31, 2000, are as follows (in millions):

                 2001                                 $ 24.3
                 2002                                   18.9
                 2003                                   20.5
                 2004                                   82.2
                 2005                                   34.0
              Thereafter                               167.3
                                         --------------------
                 Total                               $ 347.2
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

Effective October 31, 2000 the Board of Directors amended the pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs are as follows:

For the years ended December 31,                  2000                1999               1998
(in millions)                                     ----                ----               ----
Service cost                                       $ --               $  0.5             $  0.6
Interest cost                                        0.7                 0.7                0.7
Expected return on plan assets                      (1.0)               (0.9)              (0.7)
Curtailment loss                                     1.1                 --                 --
Amortization of prior service cost                   --                  0.1                0.1
Amortization of transitional obligation              --                  0.2                0.2
                                          --------------------------------------------------------
Net periodic benefit cost                          $ 0.8              $  0.6             $  0.9
                                          ========================================================

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                           2000               1999
(in millions)
Change in Benefit Obligation
Projected benefit obligation at beginning of year        $ 10.5             $ 11.1
  Service cost                                              0.1                0.5
  Interest cost                                             0.7                0.7
  Curtailment gain (loss)                                  (1.3)               --
  Benefits paid                                            (0.8)              (0.6)
  Actuarial gain (loss)                                     0.5               (1.2)
                                                    -------------------------------------
Projected benefit obligation at end of year               $ 9.7             $ 10.5
                                                    =====================================

Change in Plan Assets
Fair value of plan assets at beginning of year           $ 12.3             $ 11.2
  Actual return on plan assets                             (0.6)               1.8
  Benefits paid                                            (0.8)              (0.6)
  Administrative expenses                                  (0.1)              (0.1)
                                                    -------------------------------------
Fair value of plan assets at end of year                 $ 10.8             $ 12.3
                                                    =====================================

Reconciliation of Funded Status
  Funded status                                           $ 1.1             $ 1.7
  Unrecognized actuarial gain                              (1.5)              (3.7)
  Unrecognized transition obligation                        --                 1.4
  Unrecognized prior service cost                           --                 1.0
                                                    -------------------------------------
   Net amount reflected in consolidated
     Balance Sheet                                       $ (0.4)            $ 0.4
                                                    =====================================

Weighted Average Assumptions:
Discount rate                                              7.75%              7.75%
Expected long-term rate of return on plan assets           8.0 %              8.0 %
Rate of Compensation Increase                              4.0 %              4.0 %

Post-retirement Benefits:

The post-retirement health care plan for retired salaried employees eligible for Medicare was adopted by the Company on May 1, 1996. Secondary coverage under the Company's plan is available for all retired salaried employees who permanently reside in the United States and who contribute amounts as defined by the plan. The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the post-retirement health care plan of ASARCO Incorporated, which offers substantially the same benefits and requires the same contributions.

The components of net periodic benefit costs are as follows:

For the years ended December 31,                2000               1999             1998
(in millions)
Service cost                                    $  0.1             $  0.1           $  0.1
Interest cost                                      0.1                0.1              0.1
Curtailment loss                                   0.5                --               --
Amortization of prior service cost                 --                 0.1              0.1
                                        ----------------------------------------------------
Net periodic benefit cost                        $ 0.7             $  0.3           $  0.3
                                        ====================================================

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,(in millions)                         2000               1999
Change in Benefit Obligation
Benefit obligation at beginning of year              $ 1.1               $ 1.2
  Service cost                                         --                  0.1
  Interest cost                                        0.1                 0.1
  Plan amendments                                      --                  --
  Curtailments (gain) loss                             0.2                 --
  Benefits paid                                       (0.1)               (0.2)
  Actuarial (gain) loss                                --                 (0.1)
                                             -------------------------------------
Benefit obligation at end of year                    $ 1.3               $ 1.1
                                             =====================================

Reconciliation of Funded Status
  Funded status                                     $ (1.3)              $(1.1)
  Unrecognized actuarial (gain) loss                   --                 (0.3)
  Unrecognized prior service cost                      --                  0.6
                                             -------------------------------------
                                             -------------------------------------
   Postretirement benefit obligation                $ (1.3)              $(0.8)
                                             =====================================

Weighted-Average Assumptions
    Discount rate                                      7.8%                7.8%

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

Effective November 15, 2000 the savings plan was terminated and no further contribution from employees or the Company is accepted after that date. The plan is awaiting a final letter of determination from the Internal Revenue Service to proceed with the distribution of assets to plan participants.

15. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 2000 were:

                                                           Percent of
                                                           Total Number
                                        Shares             of Shares
                                  --------------------    --------------------

Class A Common Shares:
  Southern Peru
  Holdings Corporation                43,348,949                 54.2%
  Cerro Trading Company, Inc.         11,378,088                 14.2
  Phelps Dodge Overseas Capital
    Corporation                       11,173,796                 14.0
                                  --------------------    --------------------
  Total Class A                       65,900,833                 82.4
Common Shares                         14,100,192                 17.6
                                  --------------------    --------------------
  Total                               80,001,025                100.0%
                                  --------------------    --------------------

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

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock. At December 31, 2000, 645,060 shares are available for future grants under this plan (645,060 shares at December 31, 1999). The weighted average remaining contractual life of stock options outstanding as of December 31, 2000 was 6.1 years.

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

Stock option activity over the past three years under the Stock Incentive Plan was:

                                                           Weighted
                                     Number of              Average                     Option Price
                                       Shares                Price                    (Range Per Share)
                                 ------------------    ------------------     ----------------------------------
Outstanding at January 1, 1998            155,785            $16.20                 $16.06 to $17.06
Granted                                   102,025             12.78                  12.78
Exercised                                  (5,915)             --                        --
Cancelled or expired                         (960)            16.16                  16.06 to  16.25
                                 ------------------
Outstanding at January 1, 1999            250,935             14.88                  12.78 to  17.06
Granted                                    92,550              9.75                   8.78 to  14.37
Exercised                                (141,865)            10.99                   8.78 to  14.37
Cancelled or expired                      (36,780)            12.38                   8.78 to  16.25
                                 ------------------
Outstanding at January 1, 2000            164,840             15.28                   8.78 to  17.06
Granted                                        --
Exercised                                  (3,235)            14.07                   8.78 to  16.19
Cancelled or expired                       (2,220)            11.27                   8.78 to  16.25
                                 ------------------
Outstanding and exercisable at
   December 31, 2000                      159,385            $15.30                  $8.78 to $17.06

16. Related Party Transactions

Grupo Mexico, whose subsidiary, Southern Peru Holdings Corporation is a 54.2% stockholder of the Company, provides advice and services encompassing legal advice on corporate matters, including shareholder and board meetings, advice on financing, refinancing and other financial matters, preparation of outside financial reports, services in all matters related to Human Resources, services for engineering and construction, services for purchasing, procurement and logistics, advice for international sales and for development of new projects to the Company. In 2000, the Company paid to Grupo Mexico $7.0 million for these services. In 1999 and 1998 the Company paid to ASARCO, 54.2% stockholder at the time, for tax, treasury and administrative support services provided to the Company, $0.8 million and $1.0 million respectively.

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

Cerro Wire & Cable Co. and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC, purchased copper products from the Company during 2000 in the amount of $13.2 million. There were no copper purchases in 1999 and in 1998.

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

Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Superior Court had denied plaintiffs' extraordinary appeal and affirmed the decision of the Supreme Court of Lima, which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October,10, 2000, the Superior Court of Lima affirmed the lower court's decision which had been adverse to the Company. The Company has filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases.

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

                        Report of Independent Accountants
                        ---------------------------------


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


ARTHUR ANDERSEN, LLP


Phoenix, Arizona
January 24, 2001

                        Report of Independent Accountants
                        ---------------------------------


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


PricewaterhouseCoopers LLP

Denver, Colorado
March 10, 2000

Unaudited Quarterly Data
Quarters
(in millions, except per share data)

                             2000
                             ----
                                1st       2nd         3rd         4th       Year
                             =======================================================
Net sales                     $ 163.1   $ 157.0    $ 185.1     $ 205.9   $ 711.1
Operating
  Income                      $  26.7   $  29.3    $  44.8     $  48.8   $ 149.6

Net earnings                  $  16.5   $  18.0    $  27.8     $  30.6   $  92.9

Net earnings per share:
  Basic and diluted           $ 0.21     $ 0.22    $ 0.35      $ 0.38     $ 1.16
Dividend per share            $ 0.06     $ 0.05    $ 0.056     $ 0.174    $ 0.34

Stock prices
New York Stock Exchange:
  High                        $16-7/16      $13    $15-7/8     $15-1/2    $16-7/16
  Low                         $12-9/16      $11    $11-5/16    $12-1/4      $11

Lima Stock Exchange:
  High                        $16.16     $12.95    $15.84      $15.30     $16.16
  Low                         $12.52     $11.00    $11.35      $12.40     $11.00

                             1999
                             ----
                                1st        2nd          3rd        4th       Year
                             =========================================================
Net sales                       $123.9   $132.4     $156.1     $172.1     $584.5
Operating
  Income                         $ 6.4    $ 7.1     $ 18.6     $ 13.4     $ 45.6

Net earnings                     $ 4.0    $ 3.6     $ 12.1     $  9.7     $ 29.4

Net earnings per share:
  Basic and diluted             $ 0.05   $ 0.05     $ 0.15     $ 0.12     $ 0.37
Dividend per share              $ 0.03   $ 0.025    $ 0.022    $ 0.075    $ 0.152

Stock prices
New York Stock Exchange:
  High                          $10-7/8   $15       $16-7/8    $18-1/16   $18-1/16
  Low                           $ 8-7/16  $10-1/16  $13-5/8    $13-13/16  $8-7/16

Lima Stock Exchange:
  High                          $10.66    $15.08    $16.95     $17.45     $17.45
  Low                           $ 8.78    $10.12    $13.80     $14.01     $8.78

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

PART III

Items 10, 11, 12, and 13

Reference is made to the Section captioned "Executive Officers of the Registrant" on pages A-12 to A-13. Information in response to the disclosure requirements specified by these items is set forth below:


Item 10. Directors of the Registrant Representing Common Stock

Set forth below are the directors of the Company representing the Common Stock, their ages as of February 06, 2001, and their business experience.

           Common Stock                                                                                   Director
             Director                                                                             Age       Since
             --------                                                                             ---       -----
Amb. Everett E. Briggs ........     Consultant, Latin American political and business issues;      66       1996
                                    President and Chief Executive Officer of Council of
                                    the Americas and Americas Society from October 1993
                                    until December 1998. Between 1982 and 1993, Mr.
                                    Briggs was United States Ambassador to Panama,
                                    Honduras and Portugal. Prior to that he was Deputy
                                    Assistant Secretary of State and Director of Mexican
                                    Affairs at the State Department. In 1989 he served
                                    as Special Assistant to the President and Senior
                                    Advisor on Latin America at the National Security
                                    Council. He currently is a Director of the Council
                                    of Americas, the U.S.-Panama Business Council, and
                                    the U.S.-Cuba Business Council.

John F. McGillicuddy ..........     Director of UAL Corporation, USX Corporation and Empire        70       1996
                                    HealthChoice, Inc. From December 1991 until
                                    December 1993, Mr. McGillicuddy was Chairman of the
                                    Board and Chief Executive Officer of the Chemical
                                    Banking Corporation and Chemical

           Common Stock                                                                                   Director
             Director                                                                             Age       Since
             --------                                                                             ---       -----
                                    Bank. Mr. McGillicuddy was Chairman of the Board and Chief
                                    Executive Officer of Manufacturers Hanover Trust
                                    Company from 1979 to 1991.

Directors of the Registrant Representing Class A Common Stock

     Set forth below are the directors of the Company representing the Class A Common Stock, their ages as of February 06, 2001, and their business experience.

        Class A Common
          Stock Director          Age      Position
          --------------          ---      --------

German Larrea Mota-Velasco         47      Chairman of the Board, Chief
                                           Executive Officer and Director
Oscar Gonzalez Rocha               62      President and Director
Manuel Calderon Cardenas           68      Director
Hector Calva Ruiz                  63      Vice President and Director
Jaime Claro                        64      Director
Hector Garcia de Quevedo Topete    50      Treasurer and Director
Xavier Garcia de Quevedo Topete    54      Director
Manuel J. Iraola                   52      Director
Genaro Larrea Mota-Velasco         40      Vice President and Director
Alberto de la Parra Zavala         34      Director
Robert A. Pritzker                 74      Director
Daniel Tellechea Salido            55      Vice President and Director
J. Steven Whisler                  46      Director

      German Larrea Mota-Velasco, Director. Mr. Larrea has been Chairman of the Board and Chief Executive Officer of the Company since December 1999 and Director since November 1999. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994. Mr. Larrea has been chairman of the Board and Chief Executive Officer of Grupo Minero Mexico (mining division) since 1994 and of Grupo Ferroviario Mexicano (railroad division) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been member of the Board of Directors since 1981. He is also Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de Mexico (holding); Perforadora Mexico (drilling company), Mexico Compania Constructora (construction company), Fondo Inmobiliario (real estate company), since 1992. He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the Company was sold. He has been Chairman and Chief Executive Officer of ASARCO Incorporated from November 1999 to present, and its President from November 1999 to January 2000. He is also a director of Grupo Comercial America, S.A., Grupo Bursatil Mexicano S.A., Bolsa Mexicana de Valores, Grupo Televisa, S.A. de C.V. and Banco Nacional de Mexico, S.A.

      Oscar Gonzalez Rocha, Director. Mr. Gonzalez has been President of the Company since December 1999 and Director since November 1999. He was Managing Director for Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea, S.A. de C.V. from 1990 to 1999. He has been an Alternate Director of Grupo Mexico since 1988 and a Director of ASARCO Incorporated since November 1999.

      Manuel Calderon Cardenas, Director. Mr. Calderon has been a Director of the Company since November 1999. He has been the Director of Mine Planning and Control of Grupo Mexico, S.A. de C.V. since 1994 and a director of ASARCO Incorporated since November 1999.

      Hector Calva Ruiz, Director. Mr. Calva has been a Vice President, Exploration and Projects of the Company since December 1999 and Director since November 1999. He has been Managing Director for Exploration and Projects of Grupo Mexico since 1997 and an Alternate Director since 1998. He was Managing Director of Industrial Minera Mexico, S.A. de C.V. from 1984 to 1997 and has been a Director of ASARCO Incorporated since November 1999.

      Jaime Claro, Director. Mr. Claro has been a Director of the Company since September 1996. Mr. Claro has been an advisor to The Marmon Group since October 1997, and he is also Vice Chairman of Cia. Electro Metalurgica S.A. and Quemchi S.A., Chairman of Chilean Line Inc., and a Director of Cia. Sud Americana de Vapores, S.A., Cristaleria de Chile S.A. and Navarino S.A., and advisor to the Board of Compania Libra de Navegacao.

      Hector Garcia de Quevedo Topete, Director. Mr. Garcia de Quevedo has been Treasurer and a Director since May 9, 2000. He has also been Managing Director for Grupo Mexico, S.A. de C.V. since 1999. He was Advisor to the Chairman and Chief Executive Officer of Grupo Mexico from 1994 to 1998. He and Mr. Xavier Garcia de Quevedo Topete are brothers.

      Xavier Garcia de Quevedo Topete, Director. Mr. Garcia de Quevedo has been a Director of the Company since November 1999. He was Managing Director of Grupo Ferroviario Mexicano, S.A. de C. V. and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and acted as Managing Director of Exploration and Development of Grupo Mexico, S.A. de C.V. from 1994 to 1997. He has been an alternate director of Grupo Mexico since 1998. He has been a Director of ASARCO Incorporated since November 1999 and its President since January 2000.

      Manuel J. Iraola, Director. Mr. Iraola has been a Director of the Company since May 9, 2000. He has been the President of Phelps Dodge Industries, a division of Phelps Dodge Corporation, and a Senior Vice President of Phelps Dodge Corporation since 1995. From 1992 until 1995 he was President of Phelps Dodge International Corporation. He is a Director of Phelps Dodge Corporation since December 1997.

      Genaro Larrea Mota-Velasco, Director. Mr. Larrea has been Vice President, Commercial of the Company since December 1999 and Director since November 1999. He has been Managing Director, Commercial and a Director of Grupo Mexico since 1994. He has been a Director, Vice President and Chief Commercial Officer of ASARCO Incorporated since November 1999. He and Mr. German Larrea Mota-Velasco are brothers.

      Alberto de la Parra Zavala, Director. Mr. de la Parra has been a Director of the Company since November 1999. He has been a Partner with the law firm of

Santamarina y Steta, S. C. since 1997, previously an Associate before 1995 and is a Legal Advisor to Grupo Mexico, S.A. de C.V. He is Assistant Secretary of Grupo Ferroviario Mexicano, S.A. de C.V. and Ferrocarril Mexicano, S.A. de. C.V. He has been a director of ASARCO Incorporated since November 1999.

      Robert A. Pritzker, Director. Mr. Pritzker has been a Director of the Company since 1983. He is President and Chief Executive Officer of The Marmon Group, Inc., and has served in that position for over forty-seven years. He holds executive positions in its more than sixty autonomous member companies. He is also a director of Western General Insurance.

      Daniel Tellechea Salido, Director. Mr. Tellechea has been Vice President, Finance of the Company since December 1999 and Director since November 1999. He has been Managing Director for Administration and Finance of Grupo Mexico since 1994 and an Alternate Director since 1998. He was Managing Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1993 and has been Director, Vice President and Chief Financial Officer of ASARCO Incorporated since November 1999.

     J. Steven Whisler, Director. Mr. Whisler has been a Director of the Company since June 1995. He has been Chairman, President and Chief Executive Officer of Phelps Dodge Corporation since May 2000, and previously its President and Chief Operating Officer since December 1997, and its Senior Vice President from 1988 until December 1997. He was President of Phelps Dodge Mining Company from 1991 until September 1998. He is a Director of Phelps Dodge Corporation and Burlington Northern Santa Fe Corporation.

Item 11. Executive Compensation

Committee Reports on Executive Compensation

Compensation Committee

      The Compensation Committee of the Board of Directors of the Company furnished the following report on compensation of executive officers in 2000. Since December 17, 1999, this Committee is composed of the entire Board of Directors. The Committee did not meet in 2000.

      In 2000 the only executive officer compensated by the Company was Mr. Oscar Gonzalez Rocha, the President of the Company. The base salary of Mr. Gonzalez Rocha was determined by Grupo Mexico, the controlling indirect stockholder of the Company, and is reflected in an employee agreement mandated by Peruvian law. The base salary of Mr. Gonzalez Rocha follows the guidelines of salaries of other key employees of the Company in Peru. The other items of the compensation paid in 2000 to Mr. Gonzalez Rocha are consistent with compensation paid to other key employees of the Company in Peru or are mandated by Peruvian law.

      The Compensation Committee did not award cash incentive compensation to be paid to each of the Company's executive officers with respect to 2000 performance. Annual cash incentive payments to key salaried employees of the Company are determined by the Compensation Committee under the Southern Peru Copper Corporation Incentive Compensation Plan. A target level of annual incentive compensation is established for each eligible employee based on the level of responsibility attached to such employee's position. For executive officers these targets are set at competitive median levels. The officers' levels of responsibility are determined by the Compensation Committee after review of substantially equivalent positions among the Company's peers.

      Under the Incentive Compensation Plan, awards to employees are increased or decreased from a predetermined target level, based upon performance measured in the areas of production, safety and environmental at two levels: individual and Company-wide.

      Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the Company may not deduct, with certain exceptions, compensation in excess of $1 million to the Chief Executive Officer and the four other highest paid executive officers as required to be reported in the Company's proxy statement. The Compensation Committee does not believe that
Section 162(m) will have any immediate material impact on the Company because, among other things, the principal taxing jurisdiction is Peru. The Compensation Committee will, however, continue to monitor the Company's executive compensation programs to ensure their effectiveness and efficiency in light of the Company's needs, including Section 162(m).

The Board of Directors:

Amb. Everett E. Briggs                     Genaro Larrea Mota-Velasco
Manuel Calderon Cardenas                   German Larrea Mota-Velasco
Hector Calva Ruiz                          John F. McGillicuddy
Jaime Claro                                Alberto de la Parra Zavala
Hector Garcia de Quevedo Topete            Robert A. Pritzker
Xavier Garcia de Quevedo Topete            Daniel Tellechea Salido
Oscar Gonzalez Rocha                       J. Steven Whisler
Manuel J. Iraola

Stock Incentive Plan Committee

      The Stock Incentive Plan Committee of the Board of Directors of the Company administers the Company's Stock Incentive Plan. The members of the Committee are Amb. Everett E. Briggs and Mr. John F. McGillicuddy. The Committee did not meet in 2000.

      The Committee selects officers and other employees for participation and decides upon the timing, pricing and amount of awards and benefits granted under the Stock Incentive Plan. The members of the Stock Incentive Plan Committee are non-employee directors who satisfy the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

      No long-term incentive compensation was awarded in 2000. Long-term incentive compensation consists of awards of restricted stock and/or stock options and are designed to link the interests of executive officers and selected employees with those of stockholders by providing an incentive to manage the business of the Company as an owner with an equity stake. Awards generally are made to selected officers and employees, and are made within long-term incentive targets based upon analyses by the Company's compensation consultant and consideration of each executive's and employee's performance. In the case of the Chief Executive Officer, the Committee also considers his performance and responsibility in directing the Company's performance.

                  The Stock Incentive Plan Committee:
                     Everett E. Briggs
                     John F. McGillicuddy

Executive Compensation

      Set forth below is certain information concerning the compensation for services in all capacities to the Company for fiscal year 2000 of the Company's President and Chief Operating Officer. Following the management restructure of the Company, Mr. German Larrea Mota-Velasco became Chairman of the Board and Chief Executive Officer, and Mr. Oscar Gonzalez Rocha became President of the Company in December 1999. No compensation was received by Mr. Larrea from the Company in 2000 for services other than as director. Mr. Oscar Gonzalez Rocha received compensation from the Company commencing in March 2000. In addition, no compensation for services rendered to the Company and its subsidiaries was received by any executive officer of the Company during 2000, other than Mr. Gonzalez Rocha.

                           Summary Compensation Table

                        Annual Compensation
                       -----------------------------------------------------
     Name and                                            Other Annual            All Other
Principal Position      Year         Salary            Compensation (a)      Compensation (b)
------------------      ----         ------            ----------------      ----------------
Oscar Gonzalez Rocha    2000          $237,477           $49,643                 $45,918

---------------

(a) Other Annual Compensation consists mainly of Company sponsored programs or mandated by Peruvian law.

(b) Amounts shown reflect maintenance fee for a corporate residence in Lima, Peru, profit participation mandated by Peruvian law in the earnings of the Peruvian Branch of the Company and severance benefits. Peruvian law requires one month of regular income each year to be accrued for severance benefits for each employee (whether Peruvian or expatriate) working in Peru. Peruvian law requires a deposit of one twelfth of an employee's annual salary, vacation, travel, national holidays, Christmas, dependents and service award bonus, as applicable, in a bank account of the employee's choosing each year. The money accrues interest until the employee terminates employment, at which time the employee is eligible to receive the funds. Under this program, $17,717 in severance benefits were deposited on behalf of Mr. Oscar Gonzalez Rocha.

Option Grants, Exercises, and Fiscal Year-End Values

      No options were granted in 2000.

Option Exercises and Fiscal Year-End Values

      No options were exercised in 2000.

Retirement Plans

      None of the executive officers of the Company is covered by the Company's pension plans.

Severance Benefit

      As described in Note (b) to the Summary Compensation Table above, the Company provides severance benefits as required by Peruvian law.

Employment Agreements

            Pursuant to Peruvian laws concerning expatriate employees, Mr. Oscar Gonzalez Rocha has entered into an employment agreement. These contracts generally are for terms of three years and may be extended for additional periods. Pursuant to Peruvian law, the expatriate employees whose spouses and/or children are Peruvian citizens have agreements for unlimited terms. In accordance with the terms of the contracts, the Company agrees to provide expatriate employees with benefits as required by Peruvian law. The contracts provide that the Company may dismiss expatriate employees for certain serious offenses. In other instances of termination, the Company is required to provide 90 days' notice of termination. Terminated employees are also entitled to receive severance benefits as required by Peruvian law. Under the contracts, employees may resign at any time by providing the Company with 30 days' notice.

Compensation of Directors

      During 2000 directors who were not compensated as employees of the Company were paid a basic fee of $15,000 plus $1,000 for attendance at each meeting of the Company's Board or of any Committee of the Board. The Company has a Directors' Stock Award Plan pursuant to which directors who are not compensated as employees of the Company are entitled to an award of 200 shares of Common Stock upon election to the Board and 200 additional shares of Common Stock following each annual meeting of stockholders thereafter.

      Under the Deferred Fee Plan for Directors, a director may elect to defer payment of 50% or 100% of the compensation payable to such director for Board and Committee service for the calendar year for which deferral is elected. Deferred amounts will be credited to a cash subaccount, a company common stock subaccount or a combination thereof. Compensation deferred to the cash subaccount will earn interest based on U.S. Treasury debt obligations with a 10-year maturity. Compensation deferred to the stock subaccount will be credited as whole shares of Common Stock based on the stock's fair market value on the date of such credit. Dividends and fractional share amounts will be aggregated until at least one share of Common Stock may be credited at the then fair market value. Payments will be made in cash in a lump sum upon retirement as a director on January 15 of the calendar year following normal retirement, or promptly following the date of termination if the termination of service occurs at a date prior to his normal retirement date. The Plan permits early withdrawal or further deferral of participant accounts, subject to financial hardship, prior notice or penalty requirements.

Shareholder Return Performance Presentation

      Set forth below is a line graph comparing the yearly percentage change in the cumulative total return on the Company's Common Stock against the cumulative total return on the S&P Composite 500 Stock Index and the S&P Metals Miscellaneous Group Index for the Five-year period ending December 31, 2000. The Company's Common Stock commenced trading on the New York Stock Exchange on January 5, 1996. The chart below analyzes the total return on SPCC's Common Stock for the period commencing December 31, 1995 and ending December 31, 2000, compared to the total return of the S&P 500 and the S&P Metals Miscellaneous Group for the five-year period commencing December 31, 1995 and ending December 31, 2000. In 1996, SPCC's stock gained 2.48% compared to positive returns of 22.96% for the S&P 500 and 3.29% for the S&P Metals Miscellaneous Group. In 1997, SPCC's stock declined 1.48% compared to a positive return of 33.38% for the S&P 500 and a negative return of 35.13% for the S&P Metals Miscellaneous Group. In 1998, SPCC's Stock provided a negative return of 26.23% compared to a positive return of 28.57% for the S&P 500 and a negative return of 38.39% for the S&P Metals Miscellaneous Group. In 1999, SPCC's Stock provided a positive return of 65.57% compared to a positive return of 21.03% and 190.63% for the S&P 500 and the S&P Metals Miscellaneous Group, respectively. In 2000, SPCC's stock fell 14.42% compared to a negative return of 9.09% for the S&P 500 and a decline of 25.05% for the S&P Metals Group.

                Comparison of Five Year Cumulative Total Return*
              SPCC, S&P 500 Index & S&P Metals Misc. Group Index**


SPCC          102.48    100.96    74.48   123.32   105.53

S&P500        122.96    164.00   210.85   255.20   232.01

S&P Metals    103.29     67.00    41.28   119.97    89.92

*     TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS
** ASSUMES $100 INVESTED ON 01/05/96 IN SPCC COMMON STOCK, AND ON 12/31/95 IN THE S&P 500 INDEX AND S&P METALS GROUP INDEX

Item 12. Security Ownership of Certain Beneficial Owners

      Set forth below is certain information with respect to those persons who are known by the Company to have been, as of December 31, 2000, the beneficial owners of more than five percent of the Company's outstanding Common Stock or Class A Common Stock.

                                   Common Stock               Class A Common Stock
                            ----------------------------  -----------------------------
                              Shares of                     Shares of      Percent of
                               Common       Percent of        Class A      Outstanding   Percent of
                                Stock       Outstanding    Common Stock      Class A     Outstanding     Voting
                            Beneficially      Common       Beneficially      Common        Capital     Percentage
                                Owned          Stock          Owned           Stock         Stock         (a)
                            --------------  ------------  ---------------  ------------  ------------  -----------
Southern Peru Holdings
Corporation (b)
1150 N. 7th Avenue
Tucson, AZ 85705-0747 .....      --             --          43,348,949        65.8%         54.2%        63.1%

Cerro Trading Company,
Inc. (c)
225 West Washington Street
Suite 1900
Chicago, IL 60606 .........      --             --          11,378,088        17.3          14.2          16.6

Phelps Dodge Overseas
Capital Corporation(d)
2600 North Central Avenue
Phoenix, AZ 85004 .........      --             --          11,173,796        16.9          14.0          16.3

The Pritzker Family
Philanthropic Fund
200 West Madison Street
Chicago, IL 60606 ......... 2,850,000          20.2%            --             --            3.6          0.8

----------

(a) The Company's Certificate provides that, except with respect to the election of directors or as required by law, the Common Stock and the Class A Common Stock vote together as a single class, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to five votes.

(b) A subsidiary of ASARCO Incorporated, a wholly-owned indirect subsidiary of Grupo Mexico, S.A. de C.V. On November 17, 1999 Grupo Mexico acquired the outstanding common stock of Asarco following a tender offer. The stock of Southern Peru Holdings Corporation was pledged by Asarco to a syndicate of banks in connection with the financing of the tender offer.

(c)   A subsidiary of The Marmon Corporation.

(d)   A subsidiary of Phelps Dodge Corporation.

      The Class A Common Stockholders have entered into the Stockholders' Agreement, which contemplates, among other things, a Board of Directors composed of 15 members, one of whom is the President of the Company.

      Under the terms of the Stockholders' Agreement, each Class A Common Stockholder has the right to nominate that number of 12 directors which is in proportion to the percentage of Class A Common Stock owned by it (or its affiliates) out of the aggregate Class A Common Stock then owned by all holders of Class A Common Stock (without any minimum required number of shares), rounded to the nearest whole director, with 0.5 being rounded up. If this would result in the Class A Common Stockholders, as a group, being entitled to elect a number other than 12 directors, the Stockholders' Agreement contains a formula for rounding up or rounding down as necessary to apportion the 12 directors among the Class A Common Stockholders. The Class A Common Stockholders have also agreed to nominate and vote for the President as a director.

      The Stockholders' Agreement terminates, and each share of Class A Common Stock automatically converts into one share of Common Stock (voting share for share as a single class on all matters including election of directors), if at any time the number of shares of Class A Common Stock owned by the Class A Common Stockholders (or affiliates of the Class A Common Stockholders) is less than 35% of the outstanding shares of Class A Common Stock and Common Stock of the Company. In addition, the rights and obligations of each Class A Common Stockholder under the Stockholders' Agreement terminate in the event such Class A Common Stockholder (or its affiliates) ceases to own shares of Class A Common Stock.

Beneficial Ownership of Management

      The information set forth below as to the shares of Common Stock of the Company beneficially owned by the directors and executive officers named in the Summary Compensation Table below and by all directors and officers as a group is stated as of December 31, 2000.

                                          SOUTHERN PERU COPPER CORPORATION
                                  Shares of the
                                    Company's
                                  Common Stock                     Percent of
                                  Beneficially                     Outstanding
                                    Owned (a)                     Common Stock
Everett E. Briggs (b)                 1,651                            (c)
Manuel Calderon Cardenas                400                            (c)
Hector Calva Ruiz                       400                            (c)
Jaime Claro (b)                       1,000                            (c)
Hector Garcia Quevedo Topete            200                            (c)
Xavier Garcia de Quevedo Topete         400                            (c)
Oscar Gonzalez Rocha                    200                            (c)
Manuel J. Iraola                        200                            (c)
Genaro Larrea Mota-Velasco              400                            (c)
German Larrea Mota-Velasco (d)          400                            (c)
John F. McGillicuddy                  1,200                            (c)
Alberto de la Parra Zavala              400                            (c)
Robert A. Pritzker (e)                1,000                            (c)
Daniel Tellechea Salido                 400                            (c)

J. Steven Whisler (b)                 1,200                            (c)

All directors and officers
as a group (16 individuals)           9,451

-------------

(a) Information with respect to beneficial ownership is based upon information furnished by each director or officer. Except as noted below, all, directors and officers have sole voting and investment power over the shares beneficially owned by them.

(b)   See also the information below on Common Stock Equivalents.

(c)   Less than .5%

(d) Mr. Larrea disclaims beneficial ownership over the shares of the Company owned by Asarco, which in turn is controlled by Grupo Mexico.

(e)   Trusts created for the benefit of certain lineal descendants of Nicholas
      J. Pritzker, deceased, may be deemed to indirectly control Cerro, the record and beneficial owner of certain shares of the Company. Mr. Robert
      A. Pritzker disclaims beneficial ownership of shares of the Company beneficially owned by Cerro.

Common Stock Equivalents

      The following table sets forth the per share number of Common Stock Equivalents credited as of December 31, 2000, to the accounts of the Company's directors under the Company's Deferred Fee Plan for Directors. Under the Plan payments are made in cash following retirement depending on the market value of the Common Stock at that time. Amounts shown reflect the number of share equivalents credited under the Plan plus dividends credited. For additional information regarding the Plan, see Compensation of Directors below:

Directors                                          Common Stock Equivalents
---------                                       ------------------------------
Everett E. Briggs..............................             7,065
Jaime Claro....................................             7,211
J. Steven Whisler..............................             3,533
                                                          -------
                 Total.........................            17,809

      In addition, the following information is provided in satisfaction of applicable rules of the Securities and Exchange Commission. Grupo Mexico, S.A. de C.V. is a Mexican corporation with its principal executive offices located at Baja California 200, Colonia Roma Sur, 06760 Mexico City, Mexico. Grupo Mexico's principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway services. Grupo Mexico's shares are listed on the Mexican Stock Exchange.

      The largest shareholder of Grupo Mexico is Empresarios Industriales de Mexico, S.A. de C.V., a Mexican corporation ("EIM"). The principal business of EIM is to act as a holding company for shares of other corporations engaged in a variety of businesses including mining, construction, real estate and drilling. The family of the late Jorge Larrea Ortega, including Mr. German Larrea, directly controls the majority of the capital stock of EIM and directly and indirectly controls a majority of the votes of the capital stock of Grupo Mexico. Mr. Larrea disclaims beneficial ownership of such shares other than the following shares held directly by him and certain directors and officers (comprising approximately 3.06% of the outstanding shares of Grupo Mexico):

                                                                         Beneficial
Director/Officer                                                         Ownership
----------------                                                         ---------
         Hector Calva Ruiz........................................          15,000
         German Larrea Mota-Velasco ..............................      17,050,229*
         Genaro Larrea Mota-Velasco ..............................       2,652,681
         Oscar Gonzalez Rocha ....................................         171,185
         Daniel Tellechea Salido .................................          75,748
                                                                        ----------
                       Total .....................................      19,964,843

* Mr. Larrea has the right to acquire 2,000,000 additional shares of Grupo Mexico under Grupo Mexico's stock option plan.

      Except as set forth above, and to the knowledge of the Company, none of the nominees, directors and executive officers named in the Summary Compensation Table beneficially own any equity security of Grupo Mexico.

Item 13: Certain Relationships and Related Transactions

      Certain Transactions

      Grupo Mexico provides various support services to the Company. In 2000, these activities were principally related to accounting, legal, tax, treasury, price risk assessment and hedging and administrative support services. Grupo Mexico is reimbursed for these support services. The total amount paid by the Company to Grupo Mexico for such services in 2000 was $7 million.

      The Class A Common Stockholders and/or their affiliates purchase copper products from the Company from time to time at prices determined on an arm's-length basis by reference to the LME market price for copper at such time. Management believes these transactions to be on terms as favorable as could be obtained from unaffiliated parties. The Company expects that its policy of determining prices for related party transactions on an arm's-length basis by reference to the LME or COMEX market prices for copper at the time of any such transaction will be continued. Sales of copper to the Class A Common Stockholders and/or their affiliates amounted to $98 million in 2000.

      Minera Mexico Internacional, Inc. a subsidiary of Grupo Mexico and Asarco purchased copper products from SPCC during 2000 in the amount of $26.7 million. German Larrea Mota Velasco, Manuel Calderon Cardenas, Hector Calva Ruiz,
Hector Garcia de Quevedo Topete, Xavier Garcia de Quevedo Topete, Genaro
Larrea Mota-Velasco and Daniel Tellechea Salido, are executive officers of Grupo Mexico and/or of Asarco. Each is a director of the Company.

      Phelps Dodge Refining Corporation, an affiliate of Phelps Dodge and Phelps Dodge Corporation, purchased copper products from the Company in the amount of $68.3 million in 2000. J. Stephen Whisler is Chairman of the Board, President and Chief Executive Officer of Phelps Dodge Corporation. Manuel J. Iraola is President of Phelps Dodge Industries, a division of Phelps Dodge Corporation. Messrs. Whisler and Iraola are directors of the Company.

      Cerro Wire & Cable Co. and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC, purchased copper products from the Company during 2000 in the amount of $13.2 million. Mr. Robert
A. Pritzker is President and Chief Executive Officer of The Marmon Group, Inc., and has served in that position for over forty-seven years. Mr. Jaime Claro has been an advisor to The Marmon Group since October 1997. Messrs. Pritzker and Claro are directors of the Company.

     During 2000, the Company contracted an aggregate of approximately $7.8 million for shipping services to and from Peru by Cia. Sud Americana de Vapores, S.A. ("CSAV"), and a subsidiary company. CSAV is a company indirectly controlled by Quemchi, S.A. Mr. Jaime Claro is Vice Chairman of Electro and Quemchi, S.A., and his direct and indirect family interests in both companies exceed 10%. Mr. Claro is also Chairman of Chilean Line Inc., which is the agent for and is owned by CSAV.

      The Company believes that the foregoing transactions were entered into on arm's-length bases on terms as favorable as could be obtained from other third parties. It is anticipated that in the future the Company will enter into similar transactions with the same parties.

Additional Information

      The functions of the Compensation Committee, include making recommendations to the Board with respect to election of and title changes for all corporate executive officers and is composed of members of the entire Board.

      The Nominating Committee, composed of Messrs. German Larrea Mota-Velasco, Genaro Larrea Mota-Velasco, Xavier Garcia de Quevedo Topete, Amb. Everett E. Briggs and John F. McGillicuddy, did not meet in 2000. The Nominating Committee considers and makes recommendations to the Board of Directors with respect to the nominations, tenure policy and committee assignments for directors representing the Common Stockholders. The Committee considers recommendations for nominees to the Board of Directors from all sources. Recommendations for nominees to represent the Common Stockholders should be sent in writing to the Secretary of the Company. Common Stockholders are entitled to elect two directors, voting as a separate class. The Company's By-Laws define notice procedures to be followed by Common Stockholders seeking to nominate directors for election. Under the By-Laws, a Common Stockholder seeking to nominate a director for election by Common Stockholders must give written notice to the Secretary of the Company at least 90 days in advance of the anniversary date of the immediately preceding annual meeting, or within 10 days of the giving of notice of a special meeting. The notice must provide specific biographical data with respect to each nominee, including such information as is required to be included in the Company's proxy statement, and a representation by the Common Stockholder that he or she is a holder of record entitled to vote at the meeting and that he or she intends to appear in person or by proxy to make the nomination. Nominations for the Company's 2002 annual meeting of stockholders must be received at least 90 days prior to the anniversary date of the immediately preceeding annual meeting.

      The Board of Directors met four times in 2000, with 100% attendance by Messrs. Briggs and McGillicuddy, the two directors representing holders of Common Stock. All of the 13 directors representing Class A Common Stock, attended at least 83% of the aggregate number of meetings of the Board and of the committees on which they served, with the exception of Messrs. Pritzker and Tellechea Salido, who each attended 75% of such meetings.

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

            4.6 Supplemental Indenture, dated as of December 22, 1998 between Southern Peru Copper Corporation and Citibank, N.A. as Trustee.

            10.1  Form of Agreement Among Certain Stockholders of the Company.

            10.2 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

            10.3  Incentive Compensation Plan of the Company.

            10.4 Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999. Effective as of October 31, 2000 the Supplemental Retirement Plan was terminated.

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

(B) Reports on Form 8-K filed in the fourth quarter of 2000 and the first quarter of 2001:

      None

(C) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B1 through B3. Copies of the following exhibits are filed with this Form 10-K:

      21.1  Subsidiaries of the Company
      23.1  Consent of Independent Accountants (Arthur Andersen, LLP)
      23.2  Consent of Independent Accountants (PricewaterhouseCoopers, LLP)

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

                                    SOUTHERN PERU COPPER CORPORATION
                                    (Registrant)


                                    By:/s/ Oscar Gonzalez Rocha
                                       ------------------------
                                    Oscar Gonzalez Rocha
                                    President and Director

Date:  March 29, 2001


      Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ German Larrea Mota-Velasco                    Chairman of the Board, Chief
-----------------------------                     Executive Officer and Director
German Larrea Mota-Velasco                        (principal executive Officer)

/s/ Oscar Gonzalez Rocha                          President and Director
-----------------------
Oscar Gonzalez Rocha

/s/ Daniel Tellechea Salido                       Vice President, Finance and
--------------------------                        Director (principal financial
Daniel Tellechea Salido                           officer)

/s/ Ernesto Duran Trinidad                        Comptroller (principal
-------------------------                         accounting officer)
Ernesto Duran Trinidad

                                    DIRECTORS

/s/ Everet E. Briggs                              /s/ Manuel Calderon Cardenas
--------------------                              ----------------------------
Everett E. Briggs                                 Manuel Calderon Cardenas

/s/ Jaime Claro                                   /s/ Robert A. Pritzker
----------------                                  ----------------------
Jaime Claro                                       Robert A. Pritzker

/s/ Genaro Larrea Mota-Velasco                    /s/ J. Steven Whisler
------------------------------                    ---------------------
Genaro Larrea Mota-Velasco                        J. Steven Whisler

/s/ Hector Calva Ruiz                             /s/ Manuel J. Iraola
---------------------                             --------------------
Hector Calva Ruiz                                 Manuel J. Iraola

/s/ Xavier Garcia de Quevedo
----------------------------
Xavier Garcia de Quevedo

/s/ John F. McGillicudy
-----------------------
John F. McGillicuddy


/s/ Alberto de la Parra Zavala
------------------------------
Alberto de la Parra Zavala


Date:  March 29, 2001

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

10.12 Assignment and Assumption Agreement dated as of December 30, 1998 between Southern Peru Copper Corporation, a Delaware Corporation, and Southern Peru Limited.
            (Filed as Exhibit 10.12 to the Company's 1998 Annual Report on Form
            10-K and incorporated herein by reference.

21.1        Subsidiaries of the Company                                             B4

23.1        Consent of Independent Accountants (Arthur Andersen, LLP)               B5

23.2        Consent of Independent Accountants (PricewaterhouseCoopers, LLP)        B6