Form 10-Q
period 2001-03-31
SOUTHERN PERU COPPER CORP/
filed 2001-05-11
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2001
                                  First Quarter
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001                  Commission file number 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    13-3849074
--------                                                    ----------
(State or other jurisdiction of                             (I.R.S Employer
Incorporation or organization)                              Identification No.)

1150 North 7th Avenue, Tucson, Az.                          85705-0747
----------------------------------                          ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (520) 798-7747
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of April 30, 2001, there were outstanding 14,100,192 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        -------

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statement of Earnings
            Three Months ended March 31, 2001 and 2000                     2

         Condensed Consolidated Balance Sheet
            March 31, 2001 and December 31, 2000                           3

         Condensed Consolidated Statement of Cash Flows
            Three Months ended March 31, 2001 and 2000                     4

         Notes to Condensed Consolidated Financial Statements             5-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-11

Report of Independent Public Accountants                                   12

Part II.  Other Information:

Item 6   Exhibits on Form 10-Q                                             13

Signatures                                                                 14

Exhibit 15 - Independent Public Accountants Awareness Letter               15

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                    3 Months Ended
                                                       March 31,
                                                2001                2000
                                                ----                ----

Net sales:                                    $ 162,420           $ 163,122

Operating costs and expenses:
 Cost of sales                                  103,014             109,803
 Administrative and other expenses                7,114               7,202
 Depreciation and depletion                      20,825              18,638
 Exploration expense                              2,949                 732
                                              ---------           ---------
  Total operating costs and expenses            133,902             136,375
                                              ---------           ---------

  Operating income                               28,518              26,747

Interest income                                   2,754                 428
Other income                                       (373)                983
Interest expense                                 (7,001)             (3,916)
                                              ---------           ---------

Earnings before taxes on income and
  minority interest                              23,898              24,242
Taxes on income                                   7,902               7,611

Minority interest in income of
 Peruvian Branch                                   (297)               (156)
                                              ---------           ---------
Net earnings                                  $  15,699           $  16,475
                                              =========           =========

Per common share amounts:
 Net earnings - basic and diluted             $   0.196           $   0.206
Dividends declared                            $   0.143               $O.06
Dividends paid                                       --           $    0.06
Weighted average common shares
    outstanding:         Basic                   80,001              80,001
                         Diluted                 80,007              80,008

The accompanying notes are an integral part of these consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                  March 31,            December 31,
                                                    2001                  2000
                                                    ----                  ----
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                       $  614,501          $  149,088
  Accounts receivable, net                            70,515             142,457
  Inventories                                        131,715             114,931
  Other assets                                        37,460              35,371
                                                  ----------          ----------
    Total current assets                             854,191             441,847

Net property                                       1,302,998           1,298,130
Other assets                                          30,377              30,581
                                                  ----------          ----------
      Total Assets                                $2,187,566          $1,770,558
                                                  ==========          ==========

LIABILITIES
Current liabilities:
  Current portion of long-term debt               $   24,687          $   24,339
  Accounts payable                                    85,788              68,157
  Accrued liabilities                                 36,986              39,884
                                                  ----------          ----------
    Total current liabilities                        147,461             132,380
                                                  ----------          ----------

Long-term debt                                       718,320             322,914
Deferred income taxes                                 95,866              94,891
Other liabilities and reserves                        15,742              14,253
                                                  ----------          ----------
    Total non-current liabilities                    829,928             432,058
                                                  ----------          ----------

MINORITY INTEREST                                     14,263              14,465
                                                  ----------          ----------

STOCKHOLDERS' EQUITY
Common stock (a)                                     261,584             261,584
Retained earnings                                    934,330             930,071
                                                  ----------          ----------
      Total Stockholders' Equity                   1,195,914           1,191,655
                                                  ----------          ----------

      Total Liabilities, Minority
       Interest and Stockholders' Equity          $2,187,566          $1,770,558
                                                  ==========          ==========

(a) Common shares: Authorized                         34,099              34,099
                   Outstanding                        14,100              14,100
    Class A common shares Authorized and
       Outstanding                                    65,901              65,901

The accompanying notes are an integral part of these balance sheets.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  3 Months Ended
                                                                                     March 31,
                                                                              2001                2000
                                                                              ----                ----
                                                                                   (in thousands)
OPERATING ACTIVITIES
  Net earnings (loss)                                                       $  15,699           $  16,475
  Adjustments to reconcile net earnings to
   Net cash provided from operating activities:
     Depreciation and depletion                                                20,825              18,638
     Provision for deferred income taxes                                        2,125               4,222
     Foreign currency transaction losses                                        1,704                 902
     Minority interest of investment shares                                       297                 156
   Cash provided from (used for) operating assets
     and liabilities:
     Accounts receivable                                                       71,969              (2,821)
     Inventories                                                              (16,784)             10,234
     Accounts payable and accrued liabilities                                   3,228             (18,882)
     Other operating assets and liabilities                                       403               8,342
                                                                            ---------           ---------

Net cash provided by operating activities                                      99,466              37,266
                                                                            ---------           ---------

INVESTING ACTIVITIES
  Capital expenditures                                                        (27,523)            (33,236)
  Sales of property                                                                13                   6
                                                                            ---------           ---------
Net cash used in investing activities                                         (27,510)            (33,230)
                                                                            ---------           ---------

FINANCING ACTIVITIES
  Debt repayment                                                               (4,246)                 --
  Proceeds from borrowings                                                    400,000              10,000
  Escrow (deposits) withdrawals on long-term loans                                 --                 190
  Dividends paid to common stockholders                                            --              (4,800)
  Distributions to minority interest                                               --                 (86)
  Purchases of investment shares                                                 (395)               (851)
                                                                            ---------           ---------

Net cash provided by financing activities                                     395,359               4,453
                                                                            ---------           ---------

Effect of exchange rate changes on cash                                        (1,902)               (911)
                                                                            ---------           ---------

Increase in cash and cash equivalents                                         465,413               7,578
Cash and cash equivalents, at beginning of period                             149,088              10,596
                                                                            ---------           ---------

      Cash and cash equivalents, at end of period                           $ 614,501           $  18,174
                                                                            =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements as of March 31,2001 and 2000 have been subjected to a review by Arthur Andersen, the Company's independent public accountants. The results of operations for the three months period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K.

B.    Inventories were as follows:
      (In millions)

                                                        March 31,   December 31,
                                                          2001          2000
                                                          ----          ----

      Metals at lower of average cost or market:
        Finished goods                                   $   2.3       $   1.9
        Work-in-process                                     53.2          46.0
      Supplies at average cost, net of reserves             76.2          67.0
                                                         -------       -------
      Total inventories                                  $ 131.7       $ 114.9
                                                         =======       =======

C. At March 31, 2001, the Company has recorded sales of 19.8 million pounds of copper, at a provisional price of $0.76 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices in the month of settlement, which will occur in the second quarter of 2001.

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

      At March 31, 2001, the Company held no copper put options.

      Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs.

      At March 31, 2001, the Company held no fuel swaps.

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

      The Company has a long-term energy contract (Power Purchase Agreement PPA) to guarantee the supply all its energy requirements through 2017. Under the terms of the PPA, the Company pays for the energy consumed by its operations based on rates that reflect the actual cost of producing the power and other factors related thereto.

E.    Commitments and Contingencies:

      Litigation:

      In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Supreme Court had denied plaintiffs' extraordinary appeal and affirmed the decision of the Superior Court of Lima, which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court's decision, which had been adverse to the Company. The Company has filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases.

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

F.    Impact of New Accounting Standards:

      Effective January 1, 2001, the Company has adopted the SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative instruments and certain Hedging Activities". Such adoption did not have a material impact on the condensed financial statements as of 3/31/01.

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $15.7 million, or 19.6 cents per common share, for the first quarter ended March 31, 2001 compared with net earnings of $16.5 million, or 20.6 cents per common share, for the first quarter of 2000. The decrease in earnings in the first quarter of 2001 is primarily a result of lower copper prices when compared with the first quarter of 2000. The average price for copper on the London Metal Exchange (LME) was 80 cents per pound for the first quarter of 2001 compared with 81 cents per pound in the first quarter of 2000. The average price for copper on the New York Commodity Exchange (COMEX) was 82 cents per pound for the first quarter of 2001 and 2000.

Mine copper production decreased 1.4% to 173.9 million pounds in the first quarter of 2001 compared with the first quarter of last year. Lower ore grade and bad weather conditions at both mines were responsible for the decrease in production. Improved recovery and throughput at the Cuajone and Toquepala mines to a great extent offset this decrease. Decrease in SX/EW copper production of
3.0 million pounds of copper is a result of a temporary decrease in the grade of PLS (Pregnant Leach Solution) and various interruptions in the power supply system due to adverse weather conditions. Copper concentrates smelted at the Ilo smelter increased by 3.6% and blister copper production increased by 8.9% during the first quarter of 2001 compared to similar period of year 2000. The refined copper production at the Ilo refinery increased 6.7% to 149.1 million pounds in the first quarter of 2001 compared with the same period of last year. These increases are due to increased production efficiencies at the smelter and Ilo refinery.

The Company's expansion and modernization program is under way. The project to expand and protect the Cuajone mine from maximum flooding of the Torata river continues under construction and reached 96.6% completion at the end of the first quarter of 2001, with an investment of $70.6 million out of the $75.5 million budgeted. The Torata River was diverted on June 30, 2000 allowing the beginning of the Cuajone pit expansion.

On March 30, 2001, SPCC received a disbursement of $400 million under a line of credit contracted with a group of international financial institutions. This line of credit will be used by SPCC to finance its expansion and modernization plan that includes among others, the expansion of the Toquepala mine and concentrator, an additional leaching section at the Cuajone mine, and the expansion and modernization of its Ilo smelter.

Inflation and Devaluation of Peruvian Nuevo Sol: A portion of the Company's operating costs is denominated in Peruvian nuevos soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian nuevo sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended March 31, 2001 the inflation and devaluation rates were 0.95% and (0.06)%, respectively.

Net Sales: Net sales in the first quarter of 2001 decreased $0.7 million to $162.4 million from the comparable period in 2000. The decrease in net sales was primarily a result of lower copper prices in 2001 and decrease in copper sales volume of 5.6 million pounds in the first quarter of 2001.

At March 31, 2001, the Company has recorded sales on 19.8 million pounds of copper, at a provisional price of $0.76 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper price in the month of settlement, which will occur in the second quarter of 2001.

Prices: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the COMEX or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                                    Three Months Ended
                                                          March 31,
      Price/Volume Data:                           2001                 2000
                                                   ----                 ----

      Average Metal Prices
      Copper (per pound-LME)                      $0.80                $0.81
      Copper (per pound - COMEX)                  $0.82                $0.82
      Molybdenum (per pound)                      $2.25                $2.54
      Silver (per ounce-COMEX)                    $4.53                $5.18

      Sales Volume (in thousands):
      Copper (pounds)                              177,929              183,500
      Molybdenum (pounds) (1)                        4,460                3,346
      Silver (ounces)                                  920                  875

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

At March 31, 2001, the Company held no copper put options.

Fuel swaps: The Company may enter into fuel swap agreements to limit the effect of changes in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs.

At March 31, 2001, the Company held no fuel swaps.

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

As of March 31, 2001 the Company had the following currency swap agreements:

         Maturity Date             US$     Euros                 Forward
         -------------             (in millions)              Exchange Rate
                                   -------------              -------------
           4/30/2001               3.3       2.9                  1.1559

The unrealized loss in the Company's currency swap position at March 31, 2001 amounted to $0.8 million. A hypothetical 10 percent decrease from the March 31, 2001 rates, would increase the unrealized loss on currency swaps by $1.0 million.

Operating Costs and Expenses: Operating costs and expenses were $133.9 million in the first quarter of 2001 compared with $136.4 million in the first quarter of 2000.

Cost of sales for the three months ended March 31, 2001 was $103.0 million compared with $109.8 million in the comparable 2000 period. The decrease of $6.8 million in 2001 includes lower volume of 8.6 million pounds of copper sold from purchased concentrates equivalent to $6.7 millions.

Administrative and other expenses were $7.1 million in the three months ended March 31, 2001 and $7.2 million in the comparable 2000 period.

Depreciation and depletion expense for the three months ended March 31, 2001 was $20.8 million compared with $18.6 million in the comparable 2000 period. The increase in 2001 is principally due to the depreciation of the new equipment and other assets to expand and protect the Cuajone mine from maximum flooding of the Torata River.

Non-Operating Items: Interest income was $2.8 million in the first quarter of 2001, compared to $0.4 million in the comparable 2000 period. The increase reflects higher amounts of excess cash invested in year 2001.

Taxes on Income: Taxes on income for the three months ended March 31, 2001, were slightly higher as a percentage of pre-tax income as a result of lower expected foreign tax credits and amounted to $7.9 million, compared with $7.6 million for the same quarter of 2000.

Cash Flows:

Net cash provided by operating activities was $99.5 million in the first quarter of 2001, compared with $37.3 million in the comparable 2000 period. The increase was attributable to reimbursements of pending I.G.V. drawbacks made by the government of $45.5 millions and decreases in accounts receivable due to lower copper price of $14.5 million, and others. Net cash used in investing activities was $27.5 million of capital expenditures in the first quarter of 2001. In the first quarter of 2000, net cash used in investing activities was $33.2 million of capital expenditures.

Net cash generated by financing activities in the first quarter of 2001 was $395.4 million, compared with a use of cash of $4.5 million in the first quarter of 2000. The first quarter of 2001 includes a disbursement of $400.0 million under a credit line contracted with a group of international financial institutions.

Liquidity and Capital Resources: In the first quarter of 2001 the Company has received a disbursement of $400.0 million under a line of credit contracted with a group of international financial institutions. This line of credit will be used by SPCC to finance its expansion and modernization plan that includes among others, the expansion of the Toquepala mine and concentrator, an additional leaching section at the Cuajone mine, and the expansion and modernization of its smelter in Ilo.

On February 28, 2001, the Company declared a quarterly dividend of 14.3 cents per share payable April 4, 2001, to stockholders of record at the close of business on March 16, 2001. Payment was made on April 4, 2001. Additionally, on May 9, 2001, the Company declared a quarterly dividend of 9.8 cents per share payable June 15, 2001, to stockholders of record at the close of business on May 29, 2001.

Certain financing agreements contain covenants that limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

Impact of New Accounting Standards: Effective January 1, 2001, the Company has adopted the SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative instruments and certain Hedging Activities". Such adoption did not have a material impact on the condensed financial statements as of 3/31/01.

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

Arthur Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries as of March 31, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods ended 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


ARTHUR ANDERSEN LLP

Phoenix, Arizona
April 18, 2001

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

                                               SOUTHERN PERU COPPER CORPORATION
                                                         (Registrant)


Date: May 11, 2001                                   /s/ Oscar Gonzalez Rocha
                                                     ------------------------
                                                             President


Date: May 11, 2001                                   /s/ Daniel Tellechea Salido
                                                     ---------------------------
                                                      Vice President of Finance