Form 10-K/A
period 2000-12-31
SOUTHERN PERU COPPER CORP/
filed 2001-06-29
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                2000 FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal year ended DECEMBER 31, 2000     Commission File Number: 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                               13-3849074
      -------------------------                --------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

                1150 North 7th Avenue, Tucson, AZ.     85705-0747
               --------------------------------------------------
             (Address of principal executive offices)  (zip code)

       Registrant's telephone number, including area code: (520) 798-7747
                                                           --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
           ----------------------------------------------------------
                                                Name of each exchange
                Title of each class              on which registered
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

                                                      Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

As of February 28, 2001, there were of record 14,100,192 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by nonaffiliates was approximately $204 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part IV:      Exhibit index is on page B1 through B3.

                        Southern Peru Copper Corporation

                                   FORM 10-K/A
                                December 31, 2000


                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
FORM 10-K/A                                                                i

ITEM 14                                                                   ii

EXHIBIT INDEX                                                            B1-B3

FORM 11-K                                                               B22-B34

                Southern Peru Copper Corporation and Subsidiaries

                                   FORM 10-K/A

                                December 31, 2000



The undersigned registrant hereby amends the 2000 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries pursuant to Rule 15d-21.

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


                                          Southern Peru Copper Corporation

                                          By  /s/ Oscar Gonzalez Rocha
                                            ---------------------------
                                                  Oscar Gonzalez Rocha
                                                  President

Dated: June 27, 2001

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

10.3  Incentive Compensation Plan of the Company
      (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference)

10.4 Supplemental Retirement Plan of the Company, as amended restated as of November 4, 1999. (Filed as Exhibit 10.4 to the Company's 1999 Annual Report on Form 10-K and incorporated herein by reference). Effective as of October
      31, 2000, the Supplemental Retirement Plan was terminated.

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

21.1  Subsidiaries of the Company

23.1  Consent of Independent Accountants                                 B36

99.   Report on Form 11-K relating to the Savings Plan of
      Southern Peru Copper Corporation and Participating
      Subsidiaries                                                       B22-B35

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.


                               B3