Form 10-Q
period 2001-06-30
SOUTHERN PERU COPPER CORP/
filed 2001-08-10
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2001
                                 Second Quarter
                                    FORM 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001                 Commission file number 1-14066
                  -------------                                        -------



                        SOUTHERN PERU COPPER CORPORATION

             (Exact name of registrant as specified in its charter)


          DELAWARE                                            13-3849074
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S Employer
 Incorporation or organization)                           Identification No.)


    1150 North 7th., Avenue, Tucson, Az.                           85705-0747
 (Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code               520-798-7500
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

                                                            Yes /X/     No / /


As of July 31, 2000, there were outstanding 14,098,562 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

    PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statement of Earnings
             Three Months and Six Months
               ended June 30, 2001 and 2000                                  2

             Condensed Consolidated Balance Sheet
               June 30, 2001 and December 31, 2000                           3

             Condensed Consolidated Statement of Cash Flows
             Three Months and Six Months
               ended June 30, 2001 and 2000                                  4

             Notes to Condensed Consolidated Financial Statements           5-7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8-12

    Report of Independent Public Accountants                                 13


    PART II.  OTHER INFORMATION:

    Item 6   Exhibits on Form 10-Q                                           14

    Signatures                                                               15

    Exhibit 15 - Independent Public Accountants Awareness Letter             16

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)


                                                             3 Months Ended              6 Months Ended
                                                                June 30,                    June 30,
                                                          2001           2000          2001           2000
                                                        ---------      ---------     ---------      ---------
                                                             (in thousands, except for per share amounts)
Net sales:
 Stockholders and affiliates                            $   3,596      $  17,094     $   6,013      $  33,432
 Third parties                                            159,239        139,927       319,242        286,711
                                                        ---------      ---------     ---------      ---------

Total net sales                                           162,835        157,021       325,255        320,143
                                                        ---------      ---------     ---------      ---------

Operating costs and expenses:
 Cost of sales                                            115,274        100,852       218,288        210,655
 Administrative and other expenses                          8,672          6,935        15,786         14,138
 Depreciation and depletion                                18,760         18,587        39,585         37,225
 Exploration expense                                          281          1,378         3,230          2,109
                                                        ---------      ---------     ---------      ---------
  Total operating costs and expenses                      142,987        127,752       276,889        264,127
                                                        ---------      ---------     ---------      ---------

  Operating income                                         19,848         29,269        48,366         56,016

Interest income                                             6,498            645         9,252          1,073
Other income (expense)                                       (740)           927        (1,113)         1,910
Interest expense                                           13,344          4,019        20,345          7,935
                                                        ---------      ---------     ---------      ---------

Earnings before taxes on income
and minority interest of investment
shares                                                     12,262         26,822        36,160         51,064
Taxes on income                                             4,612          8,583        12,514         16,194
Minority interest of investment shares in income of
Peruvian Branch                                               193            225           490            381
                                                        ---------      ---------     ---------      ---------
Net earnings                                            $   7,457      $  18,014     $  23,156      $  34,489
                                                        =========      =========     =========      =========

Per common share amounts:
 Net earnings - basic and diluted                       $   0.093      $   0.225     $   0.289      $   0.432
 Dividends declared                                     $   0.098      $   0.050     $   0.241      $   0.110
 Dividends paid                                         $   0.241      $   0.050     $   0.241      $   0.110
 Weighted average common shares outstanding:
     Basic                                                 80,001         79,999        80,001         80,000
     Diluted                                               80,006         80,017        80,006         80,026

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                 June 30,      December 31,
                                                   2001           2000
                                                ----------     ------------
                                                     (in thousands)
   ASSETS
   Current assets:
     Cash and cash equivalents                  $  519,644     $  149,088
     Accounts receivable, net                       71,827        142,457
     Inventories                                   118,749        114,931
     Other assets                                   36,030         35,371
                                                ----------     ----------
       Total current assets                        746,250        441,847

   Net property                                  1,324,475      1,298,130
   Other assets                                     62,016         30,581
                                                ----------     ----------
         Total Assets                           $2,132,741     $1,770,558
                                                ==========     ==========

   LIABILITIES
   Current liabilities:
     Current portion of long-term debt          $  153,000     $   24,339
     Accounts payable                               72,258         68,157
     Accrued liabilities                            37,928         39,884
                                                ----------     ----------
       Total current liabilities                   263,186        132,380
                                                ----------     ----------

   Long-term debt                                  546,968        322,914
   Deferred income taxes                            97,575         94,891
   Other liabilities                                15,278         14,253
                                                ----------     ----------
       Total non-current liabilities               659,821        432,058
                                                ----------     ----------

   Minority interest of investment shares
     in the Peruvian Branch                         14,202         14,465
                                                ----------     ----------

   STOCKHOLDERS' EQUITY
   Common stock (a)                                261,584        261,584
   Retained earnings                               933,948        930,071
                                                ----------     ----------
         Total Stockholders' Equity              1,195,532      1,191,655
                                                ----------     ----------
         Total Liabilities, Minority
          Interest and Stockholders' Equity     $2,132,741     $1,770,558
                                                ==========     ==========

   (a) Common shares: Authorized                    34,099         34,099
                      Outstanding                   14,100         14,100
       Class A common shares Authorized
       and Outstanding                              65,901         65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                               3 Months Ended                6 Months Ended
                                                                  June 30,                      June 30,
                                                             2001           2000           2001            2000
                                                           ---------      ---------      ---------      ---------
                                                               (in thousands)                 (in thousands)
OPERATING ACTIVITIES
  Net earnings                                             $   7,457      $  18,014      $  23,156      $  34,489
  Adjustments to reconcile net earnings to
   net cash provided from operating activities:
      Depreciation and depletion                              18,760         18,587         39,585         37,225
      Provision for deferred income taxes                        855          5,211          2,980          9,433
      Foreign currency transaction losses (gains)              2,018           (145)         3,722            757
      Minority interest of investment shares                     193            225            490            381
      Net changes in operating assets and liabilities:
      Accounts receivable                                     (1,565)         6,116         70,404          3,295
      Inventories                                             12,965         (5,211)        (3,819)         5,023
      Accounts payable and accrued liabilities                (1,017)         1,623          2,211        (17,259)
      Other operating assets and liabilities                   1,946          7,485          2,349         15,827
                                                           ---------      ---------      ---------      ---------

Net cash provided by operating activities                     41,612         51,905        141,078         89,171
                                                           ---------      ---------      ---------      ---------

INVESTING ACTIVITIES
  Capital expenditures                                       (40,222)       (31,117)       (67,745)       (64,353)
  Sales of property                                               48             12             61             18
                                                           ---------      ---------      ---------      ---------
Net cash used in investing activities                        (40,174)       (31,105)       (67,684)       (64,335)
                                                           ---------      ---------      ---------      ---------

FINANCING ACTIVITIES
  Debt repayment                                             (43,039)        (8,185)       (47,285)        (8,185)
  Proceeds from borrowings                                        --         10,000        400,000         20,000
  Escrow (deposits) withdrawals on long-term loans           (32,063)           940        (32,063)         1,130
  Dividends paid to common stockholders                      (19,279)        (4,000)       (19,279)        (8,800)
  Distributions to minority interest                            (309)           (71)          (309)          (157)
  Purchases of investment shares                                (361)          (191)          (756)        (1,042)
                                                           ---------      ---------      ---------      ---------

Net cash provided by (used in) financing activities          (95,051)        (1,507)       300,308          2,946
                                                           ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                       (1,244)           126         (3,146)          (785)
                                                           ---------      ---------      ---------      ---------

Increase (decrease)in cash and cash equivalents              (94,857)        19,419        370,556         26,997
Cash and cash equivalents at beginning of period             614,501         18,174        149,088         10,596
                                                           ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period                 $ 519,644      $  37,593      $ 519,644      $  37,593
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

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements as of June 30, 2001 and 2000 have been subjected to a review by Arthur Andersen, the Company's independent public accountants. The results of operations for the three and six-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K.

B. Inventories were as follows:
   (in millions)


                                                      June 30,      December 31,
                                                        2001           2000
   Metals at lower of average cost or market:
      Finished goods                                  $  1.8          $  1.9
      Work-in-process                                   49.4            46.0
   Supplies at average cost, net of reserves            67.5            67.0
                                                      ------          ------
   Total inventories                                  $118.7          $114.9

C. At June 30, 2001, the Company has recorded sales of 23.3 million pounds of copper, at a provisional price of $0.70 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices in the month of settlement, which will occur in the third quarter of 2001.

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

   At June 30, 2001, the Company held no fuel swaps.

   Foreign currency: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount or foreign currency required at a future date. The Company had entered into currency swap agreements on a portion of its capital cost contracted in Euros.

   At June 30, 2001, the Company held no foreign currency swaps.

E. Commitments and Contingencies:

   Litigation

   In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch, plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Supreme Court had denied plaintiffs' extraordinary appeal and affirmed the decision of the Superior Court of Lima, which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court's decision, which had been adverse to the Company. The Company has filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases.

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

F. Impact of New Accounting Standards:

   Effective January 1, 2001, the Company has adopted the SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Such adoption did not have a material impact on the condensed financial statements as of June 30, 2001.

   In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and are required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement. The Company will adopt this statement effective January 1, 2002 and its implementation will not materially affect its results of operations or financial condition.

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $7.5 million, or 9 cents per common share, for the second quarter ended June 30, 2001 compared with net earnings of $18.0 million, or 22 cents per common share, for the second quarter of 2000. For the first six months of 2001, net earnings were $23.2 million or 29 cents per common share, compared to $34.5 million or 43 cents per common share, for the same period of 2000. The decrease in earnings in the second quarter of 2001 is primarily a result of lower copper prices and decreased production. The average price for copper on the London Metal Exchange (LME) was 75 cents per pound for the second quarter of 2001 compared with 79 cents per pound in the second quarter of 2000. Average price for copper for the six months ended June 30, was 77 cents in 2001 and 80 cents in 2000. The average price for copper on the New York Commodity Exchange (COMEX) was 75 cents per pound for the second quarter of 2001 compared with 80 cents per pound in the second quarter of 2000. Average price for copper for the six months ended June 30, was 79 cents in 2001 and 81 cents in 2000.

Mine copper production decreased 7.3% to 170.8 million pounds in the second quarter of 2001 compared with the second quarter of last year. This decrease of 13.4 million pounds included 15.8 million pounds from the Cuajone mine, an increase of 6.1 million pounds from Toquepala mine and a decrease of 3.7 million pounds in solvent extraction/electrowinning (SX/EW) production. The treated mineral production decreased 7% at the Cuajone mine during the second quarter of 2001, due to a 4-day stoppage caused by lack of energy and other damages to the facilities as a consequence of the June 23 earthquake in the south of Peru. Also, lower ore grades mined contributed to this decrease with respect to last year. Copper recovery was 3% higher than last year however; this did not compensate for the loss described above. Toquepala's increase in production was due to higher throughput at the Toquepala concentrator. The main reason for the 3.7 million pounds decrease in SX/EW production was a 4-day stoppage at the plant, because of a delay in transport of sulfuric acid caused by damage to the track lines of the Industrial Railroad occurred in the earthquake of June 23 and a decrease in the grade of PLS (Pregnant Leach Solution).

The project to expand and protect the Cuajone mine from maximum flooding of the Torata river is under construction and reached 97% completion at the end of the second quarter of 2001, with an investment of $70.7 million out of the $75.5 million budget. The Torata River was diverted on June 30, 2000 to allow the beginning of the Cuajone pit expansion. Minor damages caused by the earthquake are being repaired and completion of the project is expected for the first quarter of 2002.

On March 30, 2001, SPCC received a disbursement of $400 million under a line of credit contracted with a group of international financial institutions. This line of credit will be used by SPCC to finance its expansion and modernization plan that includes, among others, the expansion of the Toquepala mine and concentrator, an additional leaching section at the Cuajone mine, and the expansion and modernization of its Ilo smelter.

INFLATION AND DEVALUATION OF THE PERUVIAN NUEVO SOL: A portion of the Company's operating costs is denominated in Peruvian nuevos soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian nuevo sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the six months ended June 30, 2001 the inflation and devaluation rates were 0.49% and (0.37)%, respectively, and for the six month periods ended June 30, 2000, the inflation and devaluation rate were 1.69% and (0.57)%, respectively.

NET SALES: Net sales in the second quarter of 2001 increased $5.8 million to $162.8 million from the comparable period in 2000. Net sales for the first six months of 2001 totaled $325.3 million, compared with $320.1 million for the same period of 2000. The increase in net sales in both three months and six months periods of 2001 was principally a result of the increase in copper sales of
16.2 million pounds in the second quarter 2001.

At June 30, 2001, the Company has recorded sales of 23.3 million pounds of copper, at a provisional price of $0.70 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices in the month of settlement, which will occur in the third quarter of 2001.

PRICES: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the COMEX or Published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.


                                      Three Months Ended           Six Months Ended
                                          June 30,                     June 30,
Price/Volume Data:                   2001           2000           2001          2000

Average Metal Prices
Copper (per pound-LME)           $     0.75     $     0.79     $     0.77     $     0.80
Copper (per pound-Comex)         $     0.75     $     0.80     $     0.79     $     0.81
Molybdenum (per pound)           $     2.46     $     2.68     $     2.35     $     2.61
Silver (per ounce-COMEX)         $     4.38     $     5.03     $     4.45     $     5.11

Sales Volume (in thousands):
Copper (pounds)                     193,996        177,800        371,925        361,300
Molybdenum (pounds) (1)               3,737          3,808          8,197          7,154
Silver (ounces)                         890            881          1,810          1,756

----------
(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.


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

At June 30, 2001 the Company held no fuel swaps agreements.

FOREIGN CURRENCY: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date. The Company had entered into currency swap agreements on a portion of its capital cost contracted in Euros.

At June 30, 2001 the Company held no foreign currency swap.

OPERATING COSTS AND EXPENSES: Operating costs and expenses were $143.0 million in the second quarter of 2001 compared with $127.8 million in the second quarter of

2000. In the six months ended June 30, operating costs and expenses were $276.9 million in 2001, compared with $264.1 million in the comparable 2000 period.

Cost of sales for the three months ended June 30, 2001 was $115.3 million compared with $100.9 million in the comparable 2000 period. In the six months ended June 30, 2001, cost of sales was $218.3 million, compared with $210.7 million in the comparable 2000 period. The increase in the second quarter was the result of higher copper sales volumes, as well as increased fuel oil and operating materials costs for both periods presented.

Administrative and other expenses were $8.7 million in the three months ended June 30, 2001 and $6.9 million in the comparable 2000 period. In the six months ended June 30, 2001, administrative and other expenses were $15.8 million compared with $14.1 million in the six months ended June 30, 2000. The increase in the second quarter 2001 compared with the same period of 2000 is mainly due to consulting services booked on a monthly basis this year instead of in a lump sum as they were charged in October last year.

Depreciation and depletion expense for the three months ended June 30, 2001 was $18.8 million compared with $18.6 million in the comparable 2000 period. In the six months ended June 30, 2001 depreciation and depletion expense was $39.6 million, compared with $37.2 million in the comparable 2000 period. The increase in 2001 is principally due to the depreciation of the new equipment and other assets acquired to expand and protect the Cuajone mine from maximum flooding of the Torata River.

NON-OPERATING ITEMS: Interest income was $6.5 million in the second quarter of 2001, compared to $0.6 million in the comparable 2000 period. In the six months ended June 30, 2001 interest income was $9.3 million compared to $1.1 million for the same period of 2000. The increase reflects higher amounts of excess cash invested in year 2001.

Interest expense was $13.3 million in the second quarter of 2001, compared to $4.0 million in the comparable 2000 period. In the six months ended June 30, 2001 interest expense was $20.3 million compared to $7.9 million for the same period of 2000. The increase reflects the interest cost of the $400 million drawdown of March 31, 2001.

TAXES ON INCOME: Taxes on income for the six months ended June 30, 2001 were $12.5 million, compared with $16.2 million for the same period of 2000. The decrease was principally due to lower earnings in 2001, resulting from lower copper prices and lower production.


CASH FLOWS:

SECOND QUARTER: Net cash provided by operating activities was $41.6 million in the second quarter of 2001, compared with $51.9 million in the comparable 2000 period. The decrease was principally attributable to decreased operating income.

Net cash used in investing activities was $40.2 million of capital expenditures in the second quarter of 2001. In the second quarter of 2000, net cash used in investing activities was $31.1 million and was principally due to capital expenditures.

Net cash used for financing activities in the second quarter of 2001 was $95.1 million, compared with $1.5 million for the second quarter of 2000. The second quarter of 2001 includes a dividend distribution of $19.3 million, debt repayments of $ 43.0 million and escrow deposits of $ 32.0 million.

SIX MONTHS: Net cash provided by operating activities was $141.1 million for the six month period ended June 30, 2001, compared with $89.2 million in the comparable 2000 period. The increase was attributable primarily to reimbursements of pending I.G.V. drawbacks made by the government of $ 45.5 millions.

Net cash used in investing activities was $67.7 million in the six-month period ended June 30, 2001, and was primarily due to capital expenditures. In the six month period ended June 30, 2000, net cash used in investing activities was $64.3 million and was primarily due to capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2001 was $300.3 million, compared with $2.9 million in the comparable 2000 period. The six months ended June 30, 2001 includes a disbursement of $ 400.0 million under a credit line contracted with a group of international financial institutions.

LIQUIDITY AND CAPITAL RESOURCES: The Company expects that it will meet its cash requirements for 2001 and beyond from internally generated funds, cash on hand, from borrowings under existing credit facilities and from additional external financing.

In the first quarter of 2001 the Company received a disbursement of $400.0 million under a line of credit contracted with a group of international financial institutions. This line of credit will be used by SPCC to finance its expansion and modernization plan that includes, among others, the expansion of the Toquepala mine and concentrator, an additional leaching section at the Cuajone mine, and the expansion and modernization of its smelter in Ilo.

In the second quarter of 2001, the Company paid a dividend to shareholders of $19.3 million or 24 cents per share, compared with $4.0 million or 5 cents per share in the same period of 2000. On July 25, 2001, the Company declared a quarterly dividend of 4.7 cents per share payable August 29, 2001, to stockholders of record at the close of business on August 9, 2001.

Certain financing agreements contain covenants, which limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

IMPACT OF NEW ACCOUNTING STANDARDS: Effective January 1, 2001, the Company has adopted the SFAS No. 133 "Accounting for Derivate Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivate Instruments and Certain Hedging Activities". Such adoption did not have a material impact on the condensed financial statements as of June 30, 2001.

In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and are required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement. The Company will adopt this statement effective January 1, 2002 and its implementation will not materially affect its results of operations or financial condition.

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

Arthur Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Southern Peru Copper Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of June 30, 2001 and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Phoenix, Arizona
July 16, 2001

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

                                    SOUTHERN PERU COPPER CORPORATION
                                             (Registrant)




Date: August 10, 2001                     /s/ Oscar Gonzalez Rocha
                                          ------------------------
                                                  President

Date: August 10, 2001                     /s/ Daniel Tellechea Salido
                                          ---------------------------
                                            Vice President of Finance