Form 10-Q
period 2001-09-30
SOUTHERN PERU COPPER CORP/
filed 2001-11-14
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2001
                                  Third Quarter
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 2001             Commission file number 1-14066

                        SOUTHERN PERU COPPER CORPORATION

             (Exact name of registrant as specified in its charter)


                   DELAWARE                                 13-3849074
          (State or other jurisdiction of                  (IRS Employer
        Incorporation or organization)                  Identification No)

 2575 E. CAMELBACK RD. SUITE 500, PHOENIX, AZ                 85016
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:        602-977-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  X    No
                                                     ----     ----

As of October 31, 2001, there were outstanding 14,103,157 shares of Southern Peru Copper Corporation common stock; par value $0.01 per share and 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                               INDEX TO FORM 10-Q

                                                                          PAGE NO.
      PART I.  FINANCIAL INFORMATION:
      ------------------------------

      Item 1.  Financial Statements (unaudited)

               Condensed Consolidated Statement of Earnings
               Three Months and Nine Months
                 ended September 30, 2001 and 2000                            2

               Condensed Consolidated Balance Sheet
                 September 30, 2001 and December 31, 2000                     3

               Condensed Consolidated Statement of Cash Flows
               Three Months and Nine Months
                 ended September 30, 2001 and 2000                            4

               Notes to Condensed Consolidated Financial Statements          5-7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8-12

      Report of Independent Public Accountants                               13


      PART II.  OTHER INFORMATION:

      Item 4   Submission of Matters to a Vote of Security Holders          14-15

      Item 6   Exhibits on Form 10-Q                                         16

      Signatures                                                             17

      Exhibit 10.1 -First Amendment to the Agreement among Certain
                  Stockholders of Southern Peru Copper Corporation

      Exhibit 15 - Independent Public Accountants Awareness Letter

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                        3 Months Ended                           9 Months Ended
                                                          September 30,                           September 30,
                                                     2001                  2000              2001                2000
                                                     ----                  ----              ----                ----
                                                             (in thousands, except for per share amounts)
Net sales:
 Stockholders and affiliates                      $     1,457           $   23,037        $    7,470          $   56,469
 Third parties                                        170,042              162,018           489,284             448,729
                                                    ---------             --------          --------            --------

Total net sales                                       171,499              185,055           496,754             505,198
                                                    ---------             --------        ----------          ----------

Operating costs and expenses:
 Cost of sales                                        125,368              113,974           343,656             324,629
 Administrative and other expenses                      7,136                5,799            22,922              19,936
 Depreciation and depletion                            16,642               18,792            56,227              56,017
 Exploration expense                                    2,473                1,685             5,703               3,795
                                                    ---------             --------         ---------           ---------
  Total operating costs and expenses                  151,619              140,250           428,508             404,377
                                                    ---------             --------         ---------           ---------

  Operating income                                     19,880               44,805            68,246             100,821

Interest income                                         4,887                  925            14,139               1,998
Other income                                            2,473                  311             1,360               2,221
Interest expense                                      (11,433)              (3,702)          (31,778)            (11,636)
                                                    ---------              -------          --------             -------

Earnings before taxes on income and
  minority interest                                    15,807               42,339            51,967              93,404
Taxes on income                                         4,084               13,549            16,598              29,743

Minority interest in income of
 Peruvian Branch                                          150                  975               640               1,356
                                                     --------              -------           -------            --------
Net earnings                                      $    11,573           $   27,815         $  34,729          $   62,305
                                                     ========              =======           =======            ========

Per common share amounts:
 Net earnings - basic and diluted                 $      0.14           $     0.35         $    0.43          $     0.78
 Dividends paid                                   $     0.047           $    0.056         $   0.288          $    0.166
 Weighted average common shares outstanding:
                            Basic                      80,002               80,001            80,001              80,000
                            Diluted                    80,004               80,024            80,004              80,025

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                  September 30,     December 31,
                                                      2001             2000
                                                      ----             ----
                                                            (in thousands)
   ASSETS
   Current assets:
     Cash and cash equivalents                       $  462,374       $  149,088
     Accounts receivable, net                            80,737          142,457
     Inventories                                        115,251          114,931
     Other assets                                        29,709           35,371
                                                      ---------        ---------
       Total current assets                             688,071          441,847

   Net property                                       1,349,983        1,298,130
   Other assets                                          59,588           30,581
                                                      ---------        ---------
         Total Assets                                $2,097,642       $1,770,558
                                                      =========        =========

   LIABILITIES
   Current liabilities:
     Current portion of long-term debt               $  153,324       $   24,339
     Accounts payable                                    62,354           68,157
     Accrued liabilities                                 38,629           39,884
                                                      ---------        ---------
       Total current liabilities                        254,307          132,380
                                                      ---------        ---------

   Long-term debt                                       508,936          322,914
   Deferred income taxes                                101,217           94,891
   Other liabilities and reserves                        15,666           14,253
                                                      ---------        ---------
       Total non-current liabilities                    625,819          432,058
                                                      ---------        ---------

   MINORITY INTEREST                                     14,140           14,465
                                                      ---------        ---------

   STOCKHOLDERS' EQUITY
   Common stock (a)                                     261,584          261,584
   Retained earnings                                    941,792          930,071
                                                      ---------        ---------
         Total Stockholders' Equity                   1,203,376        1,191,655
                                                      ---------        ---------

         Total Liabilities, Minority
          Interest and Stockholders' Equity          $2,097,642       $1,770,558
                                                      =========        =========

   (a) Common shares: Authorized                         34,099          34,099
                      Outstanding                        14,103          14,100
       Class A common shares Authorized and
          Outstanding                                    65,901          65,901

The accompanying notes are an integral part of these financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           3 Months Ended                  9 Months Ended
                                                            September 30,                  September 30,
                                                        2001            2000            2001            2000
                                                        ----            ----            ----            ----
                                                           (in thousands)                  (in thousands)
OPERATING ACTIVITIES
  Net earnings                                         $  11,573       $  27,815      $  34,729       $  62,305
  Adjustments to reconcile net earnings to net cash
   provided from operating activities:
    Depreciation and depletion                            16,642          18,792         56,227          56,017
    Provision for deferred income taxes                    4,508          11,835          7,488          21,268
    Foreign currency transaction losses (gains)           (5,775)            573         (2,053)          1,330
    Minority interest of investment shares                   150             975            640           1,356
  Net changes in operating assets and liabilities:
     Accounts receivable                                  (8,694)        (40,880)        61,710         (37,585)
     Inventories                                           3,499          (3,055)          (320)          1,968
     Accounts payable and accrued liabilities             (9,685)         13,949         (7,474)         (3,310)
     Other operating assets and liabilities                7,350          (3,181)         9,699          12,645
                                                         --------        --------      --------        --------

Net cash provided by operating activities                 19,568          26,823        160,646         115,994
                                                         --------        -------       --------        --------

INVESTING ACTIVITIES
  Capital expenditures                                   (44,311)        (34,198)      (112,056)        (98,551)
  Sales of property                                           10             524             71             542
                                                        --------        --------        -------        --------
Net cash used in investing activities                    (44,301)        (33,674)      (111,985)        (98,009)
                                                        --------        --------       ---------       --------

FINANCING ACTIVITIES
  Debt repayment                                         (37,708)         (2,712)       (84,993)        (10,897)
  Proceeds from borrowings                                     -          30,000        400,000          50,000
  Escrow (deposits) withdrawals on long-term loans         2,996          (5,257)       (29,067)         (4,127)
  Dividends paid to common stockholders                   (3,729)         (4,480)       (23,008)        (13,280)
  Distributions to minority interest                         (59)            (80)          (368)           (237)
  Purchases of investment shares                               4            (194)          (752)         (1,236)
                                                        --------        --------         ------        --------

Net cash provided by (used in) financing activities      (38,496)         17,277        261,812          20,223
                                                        --------        --------      ---------        --------

Effect of exchange rate changes on cash                    5,959            (265)         2,813          (1,050)
                                                       ---------        --------        -------        --------

Increase (decrease)in cash and cash equivalents          (57,270)         10,161        313,286          37,158
Cash and cash equivalents, at beginning of period        519,644          37,593        149,088          10,596
                                                         -------        --------      ---------        --------

     Cash and cash equivalents, at end of period       $ 462,374       $  47,754      $ 462,374       $  47,754
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

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A. In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements as of September 30, 2001 and 2000 have been subjected to a review by Andersen, the Company's independent public accountants. The results of operations for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K.

B.   Inventories were as follows:
     (In millions)

                                                   September 30,     December 31,
                                                        2001             2000
                                                        ----             ----
     Metals at lower of average cost or market:
          Finished goods                             $    1.7         $    1.9
          Work-in-process                                48.7             46.0
     Supplies at average cost, net of reserves           64.9             67.0
                                                     --------         --------
     Total inventories                               $  115.3         $  114.9
                                                     --------         --------

C. At September 30, 2001, the Company has recorded sales of 21.1 million pounds of copper, at a provisional price of $0.65 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices in the month of settlement, which will occur in the fourth quarter of 2001.

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

     The Company held no fuel swaps at September 30, 2001.

     Foreign currency: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount or foreign currency required at a future date.

     The Company held no foreign currency swaps at September 30, 2001.


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


F.   Impact of New Accounting Standards:

     Effective January 1, 2001, the Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Such adoption did not have a material impact on the condensed financial statements as of September 30, 2001.

     In September 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied, starting with fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in the financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company will adopt this statement effective January 1, 2002 and its implementation will not materially affect its results of operations or financial condition.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on our results of operations and financial position.

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net earnings of $11.6 million, or 14 cents per common share, for the quarter ended September 30, 2001 compared with net earnings of $27.8 million, or 35 cents per common share, for the third quarter of 2000. For the first nine months of 2001, net earnings were $34.7 million or 43 cents per common share, compared to $62.3 million or 78 cents per common share, for the same period in 2000. The decrease in earnings in the third quarter of 2001 is primarily a result of lower copper prices and decreased production. The average price for copper on the London Metal Exchange (LME) was 67 cents per pound for the third quarter of 2001 compared with 85 cents per pound in the third quarter of 2000. Average price for copper for the nine months ended September 30, was 74 cents in 2001 and 82 cents in 2000. The average price for copper on the New York Commodity Exchange (COMEX) was 67 cents per pound for the third quarter of 2001 compared with 87 cents per pound in the third quarter of 2000. Average price for copper for the nine-month ended September 30, was 75 cents in 2001 and 83 cents in 2000.

Mine copper production decreased 1.5% to 191.5 million pounds in the third quarter of 2001 compared with the third quarter of 2000. This decrease of 2.8 million pounds included a decrease of 12.6 million pounds from the Cuajone mine, an increase of 10.5 million pounds from the Toquepala Mine and a decrease of 0.7 million pounds in solvent extraction/electrowinning (SX/EW) production. The production decrease at Cuajone was principally due to lower ore grade mined and copper recovery, which was 1% lower than last year. Increased production at Toquepala was due principally to higher throughput at the Toquepala concentrator and higher ore grades. The lower grade of pregnant leach solution (PLS) resulted in a 0.7 million pounds decrease in SX/EW production.

As of September 30, 2001, 54% of the Toquepala concentrator expansion and modernization project was completed with an investment of $28.7 million out of the $69.5 million budgeted. When this project reaches its completion at the end of August 2002, there will be an increase in the milling capacity from 45,000MT to 60,000MT per day. The SX/EW expansion Phase II reached 98% completion at the end of September 2001, with an investment of $15.1 million out of the $22.5 million budgeted. This project will be completed at the end of October 2001. Cuajone upgrade leaching facilities reached 40% completion at the end of September 2001, with an investment of $5.3 million out of the $12.0 million budgeted. This project is scheduled to be finished by April 2002, and projected to bring about a production increase of 2.4MT from 13.6MT to 16MT per day.

In October 2001, SPCC's Board of Directors authorized management to put in place a refinancing for $550 million. As part of the program, SPCC would increase its existing Peruvian bond placement from $200 million to $750 million. With the new financing, SPCC also plans to redeem its outstanding $150 million of Secured Export Notes issued in May 1997 and pay off and cancel the $400 million syndicated credit facility disbursed on March 30, 2001. The goal of the new program is to extend the maturity of its current debt obligations, which the Company undertook in 1997 to finance its expansion and modernization program, and to reduce interest rates. The current credit ratings of the Secured Export Notes are: Standard & Poor BB-; Moody's Baa3 and Fitch BBB-.


INFLATION AND DEVALUATION OF PERUVIAN NUEVO SOL: A portion of the Company's operating costs is denominated in Peruvian nuevos soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian nuevo sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the nine month period ended September 30, 2001 the inflation and devaluation rates were 0.42% and (1.22)%, respectively, and for the nine month period ended September 30, 2000, the inflation and devaluation rates were 3.27% and (0.06)%, respectively.


NET SALES: Net sales in the third quarter of 2001 decreased $13.6 million to $171.5 million from the comparable period in 2000. Net sales for the first nine months of 2001 totaled $496.8 million, compared with $505.2 million for the same period in 2000. The decrease in net sales in both the three-month and nine-month periods in 2001 was principally the result of lower copper prices.

At September 30, 2001, the Company has recorded sales of 21.1 million pounds of copper, at a provisional price of $0.65 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices in the month of settlement, which will occur in the fourth quarter of 2001.

PRICES: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                Three Months Ended      Nine Months Ended
                                  September 30,            September 30,
Price/Volume Data:               2001       2000        2001        2000
                                 ----       ----        ----        ----
Average Metal Prices
Copper (per pound-LME)          $0.67      $0.85       $0.74       $0.82
Copper (per pound-COMEX)        $0.67      $0.87       $0.75       $0.83
Molybdenum (per pound)          $2.41      $2.64       $2.37       $2.62
Silver (per ounce-COMEX)        $4.27      $4.93       $4.39       $5.05

Sales Volume (in thousands):
Copper (pounds)                 226,800    198,600     598,700     559,900
Molybdenum (pounds) (1)           4,667      4,165      12,863      11,319
Silver (ounces)                   1,136        966       2,946       2,722

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

The Company held no fuel swaps agreements at September 30, 2001.

FOREIGN CURRENCY: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date. The Company entered into currency swap agreements on a portion of its capital cost contracted in Euros.

The Company held no foreign currency swaps at September 30, 2001.


OPERATING COSTS AND EXPENSES: Operating costs and expenses were $151.6 million in the third quarter of 2001 compared with $140.3 million in the third quarter of 2000. In the nine months ended September 30, 2001 and 2000, operating costs and expenses were $428.5 million and $404.4 million, respectively.

Cost of sales for the three months ended September 30, 2001 was $125.4 million compared with $114.0 million in the comparable period in 2000. In the nine months ended September 30, 2001, cost of sales was $343.7 million, compared with $324.6 million in the comparable 2000 period. The increase in the three-month and the nine-month periods of 2001 was the result of higher copper sales volume and higher volume of copper sold from purchased concentrates.

Administrative and other expenses were $7.1 million in the three months ended September 30, 2001 and $5.8 million in the comparable period in 2000. In the nine months ended September 30, 2001, administrative and other expenses were $22.9 million compared with $19.9 million in the nine months ended September 30, 2000. The increase in the third quarter of 2001 compared with the 2000 period is mainly due to charges for consulting and other services due to Grupo Mexico S.A. de C.V., the parent company of SPCC, being accrued on a monthly basis for 2001. In 2000 the annual fee due to Grupo Mexico for services provided to the Company were charged to the fourth quarter earnings.

Depreciation and depletion expense for the three months ended September 30, 2001 was $16.6 million compared with $18.8 million in the comparable 2000 period. In the nine months ended September 30, 2001 depreciation and depletion expense was $56.2 million, compared with $56.0 million in the comparable period in 2000. The decrease in 2001 is principally due to the transfer of the mine equipment depreciation to the capitalized mine stripping cost.

NON-OPERATING ITEMS: Interest income was $4.9 million in the third quarter of 2001, compared to $0.9 million in the comparable 2000 period. In the nine months ended September 30, 2001 interest income was $14.1 million compared to $2.0 million for the same period of 2000. The increase reflects higher amounts of excess cash invested in year 2001.

Interest expense was $11.4 million in the third quarter of 2001, compared to $3.7 million in the comparable period in 2000. In the nine months ended September 30, 2001, interest expense was $31.8 million compared to $11.6 million for the same period in 2000. The increase reflects the interest cost of the $400 million drawdown of the Company's credit facility on March 30, 2001.

TAXES ON INCOME: Taxes on income for the nine months ended September 30, 2001 were $16.6 million, compared with $29.7 million for the same period in 2000. The decrease was principally due to lower earnings in 2001, resulting from lower copper prices.

CASH FLOWS:

THIRD QUARTER: Net cash provided by operating activities was $19.6 million in the third quarter of 2001, compared with $26.8 million in the comparable period. The decrease was principally attributable to a decrease in operating income.

Net cash used in investing activities was $44.3 million and it was due to capital expenditures made in the third quarter of 2001. In the third quarter of 2000, net cash used in investing activities was $33.7 million and was principally due to capital expenditures.


Net cash used for financing activities in the third quarter of 2001 was $38.5 million, compared with a source of cash of $17.3 million in the third quarter of

2000. The third quarter of 2001 includes a dividend distribution of $3.7 million and debt repayment of $37.7 million.

NINE MONTHS: Net cash provided by operating activities was $160.6 million for the nine-month period ended September 30, 2001, compared with $116.0 million in the comparable 2000 period. The increase was attributable primarily to reimbursement of pending IGV (Value Added Taxes) drawback made by the Peruvian government.

Net cash used in investing activities was $112.0 million in the nine-month period ended September 30, 2001, and was primarily due to capital expenditures. In the nine-month period ended September 30, 2000, net cash used in investing activities was $98.0 million and was principally due to capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2001, was $261.8 million compared with $20.2 million in the comparable 2000 period. The nine months ended September 30, 2001 include a disbursement of $400 million under the Company's credit facility with a group of international financial institutions.

LIQUIDITY AND CAPITAL RESOURCES: The Company expects that it will meet its cash requirements for 2001 and beyond from internally generated funds, cash on hand, borrowings under existing credit facilities and additional external financing.

In the third quarter of 2001, the Company paid a dividend to shareholders of $3.7 million or 4.7 cents per share, compared with $4.5 million or 5.6 cents per share in the same period of 2000.

Certain of the Company's financing agreements contain covenants, which limit the payment of dividends to stockholders. Under the most restrictive of these covenants, the Company may pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends are paid by June 30 of the following year.

IMPACT OF NEW ACCOUNTING STANDARDS: Effective January 1, 2001, the Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Such adoption did not have a material impact on the condensed financial statements as of September 30, 2001.

In September 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in the financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company will adopt this statement effective January 1, 2002 and its implementation will not materially affect its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on our results of operations and financial position.


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

Andersen


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Southern Peru Copper Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of September 30, 2001 and 2000, and the related condensed statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements and the accompanying notes are the responsibility of the Company's management.

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



Phoenix, Arizona
November 13, 2001

                           Part II - OTHER INFORMATION


       Item 4 - Submission of Matters to a Vote of Security Holders


       At the annual meeting of stockholders of the Company held on July 25, 2001, the holders of the Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, were asked to approve the amendment to Section 4.9(a) of the Company's Restated Certificate of Incorporation and the selection of the independent accountants for 2001.


       Votes cast in the election of directors by holders of Common Stock were as follows:

                                                         NUMBER OF SHARES
                                                         ----------------

       NAMES                                       For                Withheld
       -----                                       ---                --------
       Amb. Everett E. Briggs                      10,245,658         157,968

       John F. McGillicuddy                        10,247,723         155,903


       In the election of the directors by holders of Class A Common Stock, each of the following directors received 65,900,833 votes and no votes were withheld.

       German Larrea Mota-Velasco                    Manuel J. Iraola

       Manuel Calderon Cardenas                      Genaro Larrea Mota-Velasco

       Hector Calva Ruiz                             Robert A. Pritzker

       Jaime Claro                                   Jaime Serra Puche

       Hector Garcia de Quevedo Topete               Daniel Tellechea Salido

       Xavier Garcia de Quevedo Topete               J. Steven Whisler

       Oscar Gonzalez Rocha

       Stockholders approved the amendment to Section 4.9(a) of the Company's Restated Certificate of Incorporation as follows:

                                    For           Against          Abstain
                                    ---           -------          -------
       Common Stock               8,903,749      1,354,210         145,667

       Class A Common Stock     329,504,165            -                -
                                -----------      ---------         -------
       Total                    338,407,914      1,354,210         145,667
                                -----------      ---------         -------

       Stockholders approved the selection of the independent accountants as follows:

                                    For            Against         Abstain
                                    ---            -------         -------
       Common Stock              10,249,897         33,140         120,589

       Class A Common Stock     329,504,165            -               -
                                -----------       --------         -------
       Total                    339,754,062         33,140         120,589
                                -----------       --------         -------

Item 6 - Exhibits on form 10-Q

    10.1.  -   First Amendment to the Agreement among Certain Stockholders of
               Southern Peru Copper Corporation.

      15.  -   Independent Public Accountants Awareness Letter.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SOUTHERN PERU COPPER CORPORATION
                                         (Registrant)



Date: November 13, 2001             /s/ Oscar Gonzalez Rocha
                                    ------------------------
                                            President



Date: November 13, 2001             /s/ Daniel Tellechea Salido
                                    ---------------------------
                                     Vice President of Finance