Form 10-K
period 2001-12-31
SOUTHERN PERU COPPER CORP/
filed 2002-03-27
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 2001 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001 Commission File Number: 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               13-3849074
    ---------------------------------------           --------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                  2575 East Camelback Rd. Phoenix, AZ        85016
             ---------------------------------------------------------
               (Address of principal executive offices)   (Zip code)

       Registrant's telephone number, including area code: (602) 977-6500
                                                           --------------

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

                                                        Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / /

As of February 28, 2002, there were of record 14,103,157 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by non affiliates was approximately $156 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 25, 2002.
Part IV:     Exhibit index is on page B1 through B3.

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

On November 15, 1999, ASARCO Incorporated ("ASARCO") transferred all of its holdings of SPCC to Southern Peru Holdings Corporation, a wholly owned subsidiary of ASARCO. On November 17, 1999, Grupo Mexico S.A. de C.V. ("Grupo Mexico") acquired all the holdings of ASARCO following a tender offer and purchase of all outstanding common stock of ASARCO.

At December 31, 2001 the stockholders in the Company were Southern Peru Holdings Corporation, a subsidiary of ASARCO (54.2%), Cerro Trading Company, Inc. (14.2%), Phelps Dodge Overseas Capital Corporation (14.0%) and common stockholders (17.6%).

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

                                                                              A2

Additional business information follows:

COPPER BUSINESS

The copper operations of the Company involve mining, milling and flotation of copper ore to produce copper concentrates, the smelting of copper concentrates to produce blister copper and the refining of blister copper to produce copper cathodes.

The Company also produces refined copper using the solvent extraction/electrowinning ("SX/EW") technology. Silver, molybdenum and small amounts of other metals are contained in copper ore as by-products. Silver sold is recovered in the refining process or as an element of blister copper. Molybdenum is recovered from copper concentrate in a molybdenum by-product plant.

Business Reporting Segments: Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of producing copper, the Company has no other industry segment.


REVIEW OF OPERATIONS

SPCC operates the Toquepala and Cuajone mines, high in the Andes, approximately 984 kilometers southeast of Lima. It also operates a smelter and refinery west of the mines at the Pacific Ocean Coast City of Ilo, Peru. SPCC is the largest mining company in Peru and one of the 10 largest private sector copper mining companies in the world.

OVERVIEW

Copper production increased 0.5% to 755 million pounds in 2001. In addition, the Company processed 86 million pounds from purchased concentrates. This increase was principally due to higher ore grades and recovery at the Toquepala concentrator despite a loss of production of 30.6 million pounds at the Cuajone mine due to lower ore grades and a four-day stoppage caused by lack of energy and damages to certain of the facilities as a consequence of the June 23, 2001 earthquake in the south of Peru. Improved operations at the Ilo smelter increased by 2001 blister copper production by 10% to 718.4 million pounds, a new production record at the smelter. Also, improved operations at the Ilo refinery increased cathode production 5% to 611.3 million pounds, another new production record at this facility.

The Toquepala concentrator expansion and modernization project reached 61% completion at the end of December 2001, with an investment of $28.1 million out of the $69.5 million budgeted. When this project reaches completion at the end of August 2002, the Toquepala concentrator milling capacity would increase from 45,000 tons to 60,000 tons per day. This increase in production represents an annual increase of 122,815 tons of concentrates to be processed at the Ilo smelter. The SX/EW expansion Phase II, reached 100% completion at the end of October 2001, with an investment of $17.8 million out of the $22.5 million budgeted. The Cuajone upgraded leaching facilities reached 74% completion at the end of December 2001, with an investment of $4.1 million out of the $12.0 million budgeted. When this project is finished in April 2002, production would increase from 13.6 tons to 18 tons per day. The Company's plan is to continue the modernization of the Ilo smelter, to improve production through the implementation of better technology, to comply with all environmental regulations and to further develop strategies for the best utilization of its financial resources. The expansion program at Cuajone and Ilo will further improve productivity, reduce operating costs, increase copper production and is expected to significantly increase the capture of sulfur dioxide in excess of 92%.

MINING OPERATIONS

Total mined copper production at SPCC increased 0.5% in 2001, compared with 2000, due

                                                                              A3

to higher production at the Toquepala mine.

Cuajone production decreased 7.8% in 2001 to 364 million pounds of copper due principally to lower ore grades. Concentrator throughput for the year was 30.2 million tons of ore producing 612 thousand tons of copper concentrates.

Toquepala mine production increased 16.2% in 2001 to 271 million pounds of copper due to higher ore grades and recovery. The Toquepala concentrator milled
17.1 million tons of ore. Together, the two mines produced 3.8 million ounces of silver and 18.4 million pounds of molybdenum as by-products.

SX/EW OPERATIONS

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The facility produced 54,400 tons in 2001 compared to 56,100 in 2000. This represents 3.6 million pounds lower copper produced with respect to 2000 production. The decrease is mainly due to lower pregnant solution (PLS) grades.

ORE RESERVES

SPCC has identified substantial geologic resources. In October 1999, the Company reported a substantial increase in proven and probable ore reserves at the Toquepala mine. At year-end 2001, probable concentrator reserves totaled 658 million tons with an average copper grade of 0.74% at Toquepala and 1,183 million tons with an average copper grade of 0.64% at Cuajone. In addition, the Company has a total of 1,793 million tons of leachable ore at Toquepala and Cuajone that can be processed by the SX/EW operation.

SMELTING AND REFINING OPERATIONS

The Ilo smelter increased concentrates processed by 2.8% in 2001, reaching 1.165 million tons, a new production record. Smelting of SPCC concentrates decreased by 1.6%, while smelting of third party concentrates increased by 78.6% to 111,306 tons. As a result, blister production increased to 328,241 tons in 2001 compared to 295,848 in 2000. The production in 2001 represents a new production record.

SPCC's total refined copper production increased 3.4% to 731.2 million pounds in 2001 from 707.3 million pounds in 2000. Refined production from the Ilo refinery reached 611.3 million pounds in 2001, an increase of 4.7% from 2000 due to current efficiency gains at the plant. Production from the SX/EW plant decreased to 120.0 million pounds of copper, a 2.9% decrease over prior year due to lower pregnant solution (PLS) grades.

SPCC's Ilo smelter provides feed for the refinery. Blister copper produced by the smelter exceeds the refinery's capacity and the excess is sold to other refineries around the world.

                                                                              A4

EXPANSION AND MODERNIZATION PROGRAM

The expansion and modernization programs announced in prior years are underway.

The Phase II of the Toquepala SX/EW plant expansion project was completed. This will incorporate 300,000 square meters of leaching areas and maintain the copper production levels at the Toquepala SX-EW plant. The project was completed in October 2001, with an investment of $17.8 million out of $22.5 million budgeted.

In November 2001, the improvements at the Lime plant were concluded. The Lime production increased from 182 to 227 tons per day, and the requirements of the Environmental Compliance and Management Plan (known by its Spanish acronym,
PAMA) applicable to the Lime plant were satisfied. The investment to-date is $7.0 million out of a total budget of $9.0 million. There are still pending some improvements at the Coquina mine, to comply with PAMA regulations and to enhance the availability of the Lime plant.

The Cuajone leaching facilities expansion project is being developed to expand the leaching pads and the grinding plant. This will allow the plant to produce 18 tons per day of copper contained in solution for treatment at the solvent extraction plant in Toquepala. As of December 2001, the total project was 74% complete and is expected to enter into operation during the second quarter of 2002. The investment to-date is $4.1 million out of a total budget of $12.0 million.

The Toquepala concentrator modernization and expansion project is also in process. Once it is completed it will increase the concentrator's milling capacity to 60,000 tons per day. As of December 2001, the total project was 61% complete, with engineering completed and construction 23% completed. The total investment at the end of 2001 was $28.1 million out of the $69.5 million budgeted. The commencement of operations is scheduled for the third quarter of 2002.

The Company continued the detailed feasibility studies for the Ilo smelter modernization and expansion project. The goal is to introduce the most efficient technology, proven in other metallurgical facilities, looking not only to comply with Peruvian environmental standards, but also to provide economic and financial returns.

The Company is expecting a proposal from AUSMELT, an Australian company, to be evaluated together with the other two proposals received, from Mitsui and from Kvaerner. The alternatives may provide an opportunity to increase the smelter's capacity to 1.83 million tons and improve SO2 capture to more than PAMA's 92% requirement.

The project is scheduled to commence later in the year if the proper conditions are met, including obtaining the required financing.

The Company's objective is to comply with the Peruvian environmental regulations before 2007, as established by the PAMA agreement signed with the Peruvian Government and, at the same time, with the increase of smelter production capacity, contribute to the mining development of SPCC and of Peru.

Moreover, at the end of 2001, SPCC initiated a feasibility study to expand production capacity at the Ilo refinery's electrolytic plant by 80,000 tons per year to eventually reach total production of 360,000 tons of cathodes annually.

EXPLORATION

During 2001 the Company continued developing the Los Chancas project, having reached 22,136 meters of diamond drilling. Evaluation of the deposit continues together with metallurgical tests and a more intensive drilling program to confirm results that indicate resources of up to 200 million tons with a copper ore grade of 1.0%, 0.07% molybdenum and 0.12 grams of gold per ton.

                                                                              A5

SPCC has a 44.245% interest in the Tantahuatay Project. Estimated resources are
18.6 million tons with 0.68 grams of gold per ton in the zone of oxides for Tantahuatay 2; and 12.6 million tons with 0.93 grams of gold per ton in the zone of oxides for Cienaga; totaling a resource of 31.2 million tons with a grade average of 0.78 grams of gold per ton and 9.5 grams of silver per ton. Results of the metallurgical leaching tests for the gold zone show recoveries of 80%. It is projected that an additional diamond drilling program and metallurgical tests will be performed. The Company owns 175,155 hectares of mineral rights and has 89,638 additional hectares of mineral rights through joint ventures and option contracts with third parties.

The Company has obtained encouraging results due to its exploration activities with possibilities to develop other projects in prospective areas in different parts of the country, including the north of Peru. Additional exploration in these areas will continue during 2002.

ENVIRONMENT

The Company's activities are subject to Peruvian laws and regulations. As part of these regulations, SPCC submitted in 1996 the Environmental Compliance and Management Plan (known by its Spanish acronym, PAMA) to the Peruvian Government. The PAMA included all current operations that did not have an approved environmental impact study at the time. SPCC's PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to bring the existing operations to the environmental standards established by the government. By the end of 2001, twenty-five of such projects were already completed.

The Smelter Expansion and Modernization Project represents the largest and most significant project the Company will undertake under the PAMA.

The Company continued the detailed feasibility studies for the Ilo smelter modernization and expansion project. The goal is to introduce the most efficient technology, proven in other metallurgical facilities, looking not only to comply with Peruvian environmental standards but also to provide economic and financial returns.

The Company is expecting a proposal from AUSMELT, an Australian company, to be evaluated together with the other two proposals received, from Mitsui and from Kvaerner. The two proposals under consideration comply with the Company's requirements. That is, to employ proven technology that will provide both good economic return and exceed the requirements of current environmental regulations. The alternatives may provide an opportunity to increase the smelter's capacity to 1.83 million tons and improve SO2 capture to more than the PAMA's 92% requirement.

The objective of the Company is to comply with the Peruvian environmental regulations before 2007, as established by the PAMA agreement signed with the Peruvian Government and, at the same time, with the increase of smelter production capacity, contribute to the mining development of SPCC and of Peru. The project is scheduled to commence later in the year if the proper conditions are met, including obtaining the required financing.

Starting in November of 1995, Southern Peru established and continues to operate under the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions. During 2001, in conjunction with the operation of the smelter's sulfuric acid plant that produced over 355,000 tons, this program has contributed to improve the quality of air in Ilo. In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both the Ite bay and the slag removal program on the beaches to the north of the smelter.

In 2001 SPCC's laboratories obtained the ISO/IEC Guide 25 accreditation for water testing from the Canadian Council of Standards. Additionally, the Company has submitted to the Peruvian environmental authorities the pertinent spill response plans for the three operating units, Toquepala, Cuajone and Ilo. The Company also has

                                                                              A6

purchased spill response equipment for land and ocean and is training personnel to handle said equipment.

Environmental capital expenditures for the period 1997-2001 exceeded $145 million. As soon as the Smelter Expansion and Modernization project begins, the Company foresees significant environmental capital expenditures starting in 2002. Approximately $80 million have been budgeted for the smelter project in 2002.

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

During 2001, 2000, and 1999, substantially all of the Company's copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in the Americas. A substantial portion of SPCC's copper sales is made under annual contracts to industrial users. Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result there is little seasonality in SPCC sales volumes.

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

EMPLOYEES

At December 31, 2001 the Company employed 3,726 persons, about 57% of whom were covered by labor agreements with nine labor unions. There were no labor strikes in 2001.

ENERGY MATTERS AND WATER RESOURCES

Electric power for the Company's operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., one located adjacent to the Ilo smelter (Diesel and Waste heat boilers plant) and the other to the south of the port of Ilo (Coal plant).

Power generation capacity is currently 344 megawatts. In addition, the Company has 9 megawatts of power generation capacity from two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit.

                                                                              A7

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

SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from the Suches Lake, which are sufficient to supply the needs of its two operating units, Toquepala and Cuajone. At Ilo, the Company has desalinization plants that produce water for industrial and domestic use.

ENVIRONMENTAL MATTERS

Capital expenditures in connection with environmental projects were approximately $8.9 million in 2001, $5.6 million in 2000 and $41.6 million in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Matters" which is herein incorporated by reference.

CONCESSIONS

The Company has concessions from the Peruvian government for its exploration, exploitation, extraction and/or production operations (collectively, the "Concessions"). The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $3 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2001 were approximately $1.5 million.

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

                                                                              A8

ITEM 2.  PROPERTIES

                                   FACILITIES

The Company's principal executive offices are located at 2575 East Camelback Road, Suite 500, Phoenix, AZ, 85016 and at Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru. At December 31, 2001, the Company, through its Peruvian Branch, has 100% interest in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government. See Item 1 "Business--Concessions". The Company owns, through the Branch, its offices in Lima. Its offices in Phoenix are located in space leased to it by ASARCO. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

The offices and the Company's major facilities, together with production commencement dates, are listed below:

                    PERU                                                                      UNITED STATES
                    ----                                                                      -------------
         Toquepala Mine -- southern Peru (1960)                                      Executive Offices -- Phoenix, AZ
         Cuajone Mine -- southern Peru (1976)
         SX/EW Facility -- southern Peru (1995) Ilo Smelter -- Ilo, Peru (1960)
         Ilo Refinery -- Ilo, Peru (1994-SPCC) Acid Plant -- Ilo, Peru (1995)
         Executive Offices -- Lima, Peru

The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities and a port at Ilo, which are located approximately 196 rail kilometers from the two mine sites, which are at elevations ranging from 3,220 to 3,330 meters. In addition, the Company provides housing, hospitals and schools for employees and their families.

                                                                              A9

METAL PRODUCTION STATISTICS

                                                                        2001             2000             1999
-----------------------------------------------------------------------------------------------------------------
 Copper Production

 MINES (contained copper in thousands of pounds)
 Toquepala                                                             270,619          232,886          256,387

 Cuajone                                                               363,951          394,548          379,995
 SX/EW                                                                 119,993          123,602          109,225
-----------------------------------------------------------------------------------------------------------------
    Total Mines                                                        754,563          751,036          745,607
-----------------------------------------------------------------------------------------------------------------

 SMELTER (contained copper in thousands of pounds)
 SPCC concentrates                                                     636,844          606,965          605,150
 Purchased concentrates                                                 86,800           45,267           32,986
-----------------------------------------------------------------------------------------------------------------
    Total Smelter                                                      723,644          652,232          638,136
-----------------------------------------------------------------------------------------------------------------

 REFINERIES (thousands of pounds of copper)
 Ilo                                                                   611,254          583,658          552,738
 SX/EW                                                                 119,993          123,602          109,225
-----------------------------------------------------------------------------------------------------------------
    Total Refineries                                                   731,247          707,260          661,963
-----------------------------------------------------------------------------------------------------------------

 COPPER SALES (thousands of pounds)
 Refined                                                               612,138          582,724          553,246
 In blister                                                             84,302           57,775           66,169
 Concentrates                                                                -           17,083           21,433
 SX/EW                                                                 120,688          123,258          109,024
-----------------------------------------------------------------------------------------------------------------
    Total sales of copper                                              817,128          780,840          749,872
-----------------------------------------------------------------------------------------------------------------

 LME average price (cents
    per pound)                                                              72               82               71

 COMEX average price (cents
    per pound)                                                              73               84               72

 Molybdenum
  (thousands of pounds contained in concentrate)
 MINES
 Toquepala                                                               9,035            8,243            6,993
 Cuajone                                                                 9,377            7,639            5,070
-----------------------------------------------------------------------------------------------------------------
    Total produced                                                      18,412           15,882           12,063
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
 Sales of molybdenum
    in concentrate                                                      18,511           16,043           11,836
-----------------------------------------------------------------------------------------------------------------

 Metals Week Dealer
    Oxide mean price ($/lb.)                                           $  2.36          $  2.55          $  2.65

                                                                             A10

 Silver (thousands of ounces)

-------------------------------------------------------------------------------------------------------------------------------
 SMELTER (in blister)
 Ilo - SPCC Concentrates                                                               3,829            4,188            3,378
-------------------------------------------------------------------------------------------------------------------------------

 REFINERY
 Ilo                                                                                   3,452            3,343            2,796
-------------------------------------------------------------------------------------------------------------------------------

 SALES OF SILVER
 Refined                                                                               3,498            3,454            2,739
 In blister                                                                              453              411              497
 In concentrates                                                                           -              110                -
-------------------------------------------------------------------------------------------------------------------------------
    Total sales of silver                                                              3,951            3,975            3,236
-------------------------------------------------------------------------------------------------------------------------------

 COMEX average price ($/oz.)                                                         $  4.36          $  4.97          $  5.22

-------------------------------------------------------------------------------------------------------------------------------

COPPER RESERVES

                                                                Average                       Metal Production
                                              Mineral           Copper                       Contained Metal
                                              Reserves          Content                        (000s Pounds)
                                            (000s Tons)           (%)             -----------------------------------------
                                              12/31/01         12/31/01           2001             2000             1999
                                            -------------       --------          ----             ----             ----
Toquepala           Sulfide                      658,433         0.74            270,600         232,900           256,400
                    Leachable                  1,732,229         0.19            111,480         112,941           100,916

Cuajone             Sulfide                    1,182,766         0.64            364,000         394,500           380,000
                    Leachable                     61,041         0.43              8,513          10,661             8,309

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

The following ore production information is provided:

                                    2001                          2000                           1999
                                    ----                          ----                           ----
                              Ore       Average Mill                  Average Mill                   Average Mill
                             Milled      Recovery         Ore Milled  Recovery Rate    Ore Milled      Recovery
                          (000s Tons)    Rate (%)        (000s Tons)      (%)          (000s Tons)     Rate (%)
                        -------------- -------------- -------------- --------------- -------------- --------------
Toquepala                   17,130        89.68%           16,276         85.93%         16,220          87.03%

Cuajone                     30,221        81.41%           30,475         79.75%         28,607          72.31%

                                                                             A11

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

                                                                             A12

ITEM 3.  LEGAL PROCEEDINGS

Reference is made to the information under the caption "Litigation" in Financial Statement Footnote 18 "Commitments and Contingencies" on page A48 incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                                             A13

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 06, 2002, and their positions.

          Name                                     Age                      Position
          ----                                     ---                      --------
German Larrea Mota-Velasco                         48             Chairman of the Board, CEO and Director
Oscar Gonzalez Rocha                               63             President and General Director
Daniel Tellechea Salido                            56             Vice President, Finance
Genaro Larrea Mota-Velasco                         41             Vice President, Commercial
Douglas E. McAllister                              52             General Counsel
Hans A. Flury                                      50             Secretary
Hector Garcia de Quevedo Topete                    51             Treasurer
Ernesto Duran Trinidad                             48             Comptroller

     GERMAN LARREA MOTA-VELASCO, Chairman of the Board and Chief Executive Officer of SPCC since December 1999 and Director since November 1999. Chairman of the Board of Directors and Chief Executive Officer of Grupo Mexico(holding) and Grupo Minero Mexico (mining division) since 1994 and of Grupo Ferroviario Mexicano (railroad division), since 1997. Previously Executive Vice Chairman of Grupo Mexico and member of the Board of Directors since 1981. Chairman and Chief Executive Officer of ASARCO Incorporated from November 1999 to present, and its President from November 1999 to January 2000.

     OSCAR GONZALEZ ROCHA, President and General Director of SPCC since December 1999 and Director since November 1999. Managing Director for Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea, S.A. de C.V. from 1990 to 1999. Alternate Director of Grupo Mexico since 1988 and a Director of ASARCO Incorporated from November 1999 to present.

     DANIEL TELLECHEA SALIDO, Vice President, Finance of SPCC since December 1999 and Director since November 1999. Managing Director for Administration and Finance of Grupo Mexico since 1994 and an Alternate Director since 1998. Managing Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1993 and Director, Executive Vice President and Chief Financial Officer of ASARCO Incorporated from February 15, 2001 to present. Previously he was a Director and Vice President and Chief Financial Officer of ASARCO Incorporated from November 1999 until February 14, 2001.

     GENARO LARREA MOTA-VELASCO, Vice President, Commercial of SPCC since December 1999 and Director since November 1999. Commercial Managing Director of Grupo Mexico from 1994 to August 30, 2001 and a Director of Grupo Mexico from 1994 to date. He is Director, and President of ASARCO Incorporated from September 1, 2001 to present. Previously he was a Director and Vice President and Chief Commercial Officer of ASARCO Incorporated from November 1999 to August 30, 2001.

     DOUGLAS E. MCALLISTER, General Counsel of the Company since July 25, 2001. He is Vice President, General Counsel and Secretary of ASARCO Incorporated since February 15, 2001 and was its Vice President of Government and Public Affairs from April 1999 to February 15, 2001. Mr. McAllister was Director, Government and Public Affairs of ASARCO Incorporated from December 1996 to March 1999.

     HANS A. FLURY, Secretary of the Company since July 25, 2001. Director of Legal Affairs of the Company in Peru since November 1999. He was Vice President (Legal-Peru) of the Company from July 1989 to November 1999.

     HECTOR GARCIA DE QUEVEDO TOPETE, Treasurer of SPCC and Director since May 9, 2000. He has also been Managing Director for Grupo Mexico, S.A. de C.V. since 1999. He was Advisor to the Chairman and Chief Executive Officer of Grupo Mexico from 1994 to 1998.

                                                                             A14

     ERNESTO DURAN TRINIDAD, COMPTROLLER. Comptroller of Grupo Mexico, S.A. de C.V. from 1994 to date. Comptroller of Mexicana de Cobre, S.A. de C.V. from 1983 to 1993.

IN MEMORIAM

HECTOR CALVA RUIZ, 63, passed away on November 19, 2001. He was Vice President, Exploration and Projects of SPCC since December 19, 1999 and a Director since November 19, 1999. He was Managing Director for Exploration and Projects of Grupo Mexico since 1997 and an Alternate Director since 1998. Previously, he was Managing Director of Industrial Minera Mexico, SA de C.V. from 1984 to 1997 and Director of ASARCO Incorporated from November 19, 1999 until November 2001.

                                                                             A15

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2001, there were 2,830 holders of record of the Company's Common Stock. SPCC's Common Stock is traded on the New York Stock Exchange (NYSE) and the Lima Stock Exchange (BVL). The SPCC Common Stock symbol is PCU on the NYSE and PCUC1 on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.

                                                2001                                                    2000
                                                ----                                                    ----
                      --------------------------------------------------------------------------------------------------------------
     Quarters           1st        2nd         3rd        4th        Year         1st          2nd        3rd       4th       Year
                      --------------------------------------------------------------------------------------------------------------
Dividend per
   Share              $0.143      $0.098     $0.0466    $0.0723    $0.3599     $    0.06    $   0.05    $  0.056  $  0.174  $  0.340

Stock market price
NYSE:
   High               $15.10      $14.70     $ 12.06    $ 11.97    $ 15.10     $ 16-7/16    $  13.00    $ 15-7/8  $ 15-1/2  $16-7/16
   Low                $12.44      $12.35     $  9.30    $  8.42    $  8.42     $ 12-9/16    $  11.00    $11-5/16  $ 12-1/8  $  11.00

BVL:
   High               $15.00      $14.56     $ 13.35    $ 11.80    $ 15.00     $   16.16    $  12.95    $  15.84  $  15.30  $  16.16
   Low                $12.75      $13.35     $  9.40    $  8.45    $  8.45     $   12.52    $  11.00    $  11.35  $  12.40  $  11.00

On January 29, 2002, a dividend of $0.0738 per share, totaling $5.9 million was declared payable March 8, 2002. The Company's dividend policy continues to be reviewed at Board of Directors' meetings, taking into consideration the current intensive capital investment program and future cash flow generated from operations.

For a description of limitations on the ability of the Company to make dividend distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 13 to the Consolidated Financial Statements of the Company.

                                                                             A16

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share and employee data)
The selected historical financial data presented below as of and for the five years ended December 31 2001, are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP (years 2001 and 2000) and PricewaterhouseCoopers (year 1999, 1998 and 1997), independent public accountants. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

---------------------------------------------------------------------------------------------------------------------------
                                                                     2001        2000        1999        1998        1997
CONSOLIDATED STATEMENT OF EARNINGS:
Net sales                                                           $  658     $    711    $    585    $     628  $     814
Operating costs and expenses(1)                                        569          561         539          558        577
Operating income                                                        89          150          46           70        237
Minority interest of investment shares in
   Income of Peruvian Branch                                             1            2           -            -          4
Extraordinary loss from early
   extinguishment of debt                                              2.1            -           -            -          -
Net earnings                                                        $   47     $     93    $     29    $      55  $     186

PER SHARE AMOUNTS:
Net earnings - basic and diluted                                    $ 0.58     $   1.16    $   0.37    $    0.68  $    2.32
Dividends paid                                                      $ 0.36     $   0.34    $   0.15    $    0.51  $    1.26

CONSOLIDATED BALANCE SHEET:
Total assets                                                        $1,821     $  1,771    $  1,545    $   1,526  $   1,561
Cash and marketable securities                                         213          149          11          198        331
Total debt                                                             396          347         223          234        248
Stockholders' equity                                                 1,209        1,192       1,126        1,109      1,098

CONSOLIDATED STATEMENT OF CASH FLOWS:
Cash provided from operating activities                             $  198     $    184    $     91    $     187  $     278
Dividends paid                                                          29           27          12           41        101
Capital expenditures                                                   161          132         250          259        184
Depreciation and depletion                                              76           77          74           61         47

CAPITAL STOCK:
Common shares outstanding                                             14.1         14.1        14.1         13.9       14.2
NYSE Price - high                                                   $15.10     $16 7/16    $18-1/16    $16-11/16  $  21-1/8
           - low                                                    $ 8.42     $  11.00    $ 8-7/16    $   8-3/4  $  12-3/4
Class A common shares outstanding                                     65.9         65.9        65.9         65.9       65.9
Book value per share                                                $15.12     $  14.90    $  14.07    $   13.88  $   13.71
P/E ratio                                                            26.07        12.84       38.03        13.88       5.77

FINANCIAL RATIOS:
Current assets to current liabilities                                  1.9          3.3         2.4          4.2        5.6
Debt as % of capitalization                                           24.5%        22.4%       16.3%        17.2%      18.2%
Employees (at year end)                                              3,726        3,682       3,844        4,557      4,829

Notes to five year selected financial and statistical data

                                                                             A17

(1) Includes provision for workers' participation of $5.9 million, $12.1 million, $3.4 million, $10.6 million, and $14.4 million in the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

                                                                             A18

ITEM 7. AND 7.A - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

The Company's business is affected by the factors outlined below which should be considered in reviewing the financial position, results of operations and cash flows of the Company for the periods described herein.

INFLATION AND DEVALUATION OF THE PERUVIAN NEW SOL: The functional currency of the Peruvian Branch is the US Dollar. A portion of the Company's operating costs are denominated in Peruvian new soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the new sol, the financial position, results of operations and cash flows of the Company could be adversely affected. The value of the net assets of the Company denominated in new soles can be affected by devaluation of the new sol. The recent inflation and devaluation rates are as follows:

Years ended December 31,                                             2001       2000        1999
                                                                     ----       ----        ----
Peruvian Inflation/(Deflation) Rate                                 (0.1)%      3.7%         3.7%
New Sol/Dollar (Revaluation) Devaluation Rate                       (2.3)%      0.5%        11.2%

PERUVIAN BRANCH: The consolidated financial statements included herein are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (US GAAP). The Peruvian Branch (the Branch) consists of substantially all the assets and liabilities of Southern Peru Copper Corporation (SPCC) associated with its copper operations in the Republic of Peru. The Branch is registered with the Peruvian Government as a branch of a foreign mining company. The results of the Branch are consolidated in the financial statements of the Company.

For Peruvian reporting purposes, the Branch maintains its books of account in new soles and prepares financial information in accordance with accounting principles generally accepted in Peru (Peruvian GAAP). Peruvian GAAP requires the inclusion in the financial statements of the Branch of the RESULTADO POR EXPOSICION A LA INFLACION (Result of Exposure to Inflation), which seeks to account for the effects of inflation by adjusting the value of non-monetary assets and liabilities and equity by a factor corresponding to wholesale price inflation rates during the period covered by the financial statements. Monetary assets and liabilities are not so adjusted.

EXPANSION AND MODERNIZATION PROJECT: Expansion and modernization programs announced in prior years are underway.

The Company continued the detailed feasibility studies for the Ilo smelter modernization and expansion project. The goal is to introduce the most efficient technology, proven in other metallurgical facilities, looking not only to comply with Peruvian environmental standards but also to provide economic and financial returns. The Company is expecting a proposal from AUSMELT, an Australian company, to be evaluated together with the other two proposals received, from Mitsui and from Kvaerner. The alternatives may provide an opportunity to increase the smelting capacity to 1.83 million tons of concentrates, and to increase the capture of sulfur dioxide in excess of 92%. The project is scheduled to commence later in the year if the proper conditions are met, including obtaining the required financing.

The alternatives received to-date fulfill the Company requirements to use the most efficient proven technology, to provide economic returns and exceed the requirements of current environmental standards. The Company continues to evaluate the economic terms and the financial and tax benefits for new investments that would allow the Company to position this new smelter as the largest and most environmentally efficient smelter in the Americas. The Company's objectives are to comply with the Peruvian environmental

                                                                             A19

requirements well before 2007, the target date in the Company's PAMA committed to with the Peruvian Government while, at the same time, allowing for an increased capacity that would contribute to the mining development of Peru and SPCC.

The Toquepala Concentrator expansion and modernization project reached 61% completion at the end of December 2001, with an investment of $28.1 million out of the $69.5 million budgeted. When this project reaches completion at the end of August 2002, the Toquepala concentrator milling capacity would increase from 45,000 tons to 60,000 tons per day. This increase in production represents an annual increase of 122,815 tons of concentrates to be processed at the Ilo smelter. The SX/EW expansion Phase II, reached 100% completion at the end of October 2001, with an investment of $17.8 million out of the $22.5 million budgeted. The Cuajone upgraded leaching facilities reached 74% completion at the end of December 2001, with an investment of $4.1 million out of the $12.0 million budgeted. When this project is finished in April 2002, production would increase from 13.6 tons to 18 tons per day.

Moreover, at the end of 2001, SPCC initiated a feasibility study to expand production capacity at the Ilo refinery's electrolytic plant by 80,000 tons per year to eventually reach total production of 360,000 tons of cathodes annually.

METAL PRICE SENSITIVITY: There is market risk arising from the volatility of copper prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in the past production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2001. Estimates are based on 80.0 million shares outstanding.

                                               Copper             Silver           Molybdenum
                                               ------             ------           ----------
Change in Metal Price                         $0.01/lb.           $1.00/oz.         $1.00/lb.
Annual Change in Earnings per Share           $0.06               $0.03             $0.11

RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

SPCC reported 2001 net earnings of $46.6 million, or diluted earnings per share of $0.58, compared with net earnings of $92.9 million, or diluted earnings per share of $1.16 in 2000 and net earnings of $29.4 million, or diluted earnings per share of $0.37 in 1999. This represents a 49.9% decrease in net earnings in 2001 over the prior year.

The decrease in net earnings in 2001 compared with 2000 is primarily a result of lower copper prices, despite higher production, and reduced costs. The average price of copper in 2001 on the London Metal Exchange decreased by 10 cents per pound from 82 cents in 2000 to 72 cents per pound in 2001, and COMEX copper prices decreased by 11 cents per pound from 84 cents in 2000 to 73 cents per pound in 2001.

The Company's net earnings for 2001 decreased by 49.9% over 2000 results. While average copper prices decreased 12%, total sales in 2001 decreased by only 7.5% due to increased sales volumes and better sales terms. In addition, cost cutting programs significantly reduced costs in 2001. Administrative expenses were reduced by $3.9 million, from $34.8 million in 2000 to $30.9 million in 2001. Operating breakeven cost was reduced by 2.1 cents per pound from 51.4 cents in 2000 to 49.3 cents in 2001. This represents a 4.1% reduction in 2001.

NET SALES: Net sales in 2001 were $657.5 million, compared with $711.1 million in 2000 and $584.5 million in 1999. Sales decreased in 2001 by $53.6 million, largely as a result of lower copper prices, which could not be offset by higher sales volumes. Copper sales volumes were 36.3 million pounds higher in 2001 compared with 2000.

                                                                             A20

Sales increased in 2000 by $126.5 million from 1999, largely as a result of higher copper prices. Copper sales volumes were 31.0 million pounds higher in 2000 compared with 1999.

At December 31, 2001, there were 37.6 million pounds of copper sales recorded at a provisional price of 66 cents per pound.

PRICES: Sales prices for the Company's metals are established principally by reference to prices quoted on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data                                                  2001          2000             1999
                                                                   ----          ----             ----
Average Metal Prices
Copper (per pound - LME)                                           $0.72         $0.82           $0.71
Copper (per pound - COMEX)                                          0.73          0.84            0.72
Molybdenum (per pound)                                              2.36          2.55            2.65
Silver (per ounce - COMEX)                                          4.36          4.97            5.22

Sales Volume (in thousands)                                         2001             2000             1999
                                                                    ----             ----             ----
Copper (pounds)                                                    817,128          780,840          749,872
Molybdenum (pounds)(1)                                              18,511           16,043           11,836
Silver (ounces)                                                      3,951            3,975            3,236

(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

FINANCIAL INSTRUMENTS: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Any ineffectiveness of the hedge is reported in current earnings.

Copper: Depending on market fundamentals and other conditions, the Company may purchase put options to reduce or eliminate the risk of price declines below the option strike price on a portion of its anticipated future sales. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Options are carried at fair value with unrealized gains or losses recognized in current earnings. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Realized gains or losses from the sale or exercise of options, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

During the years ended December 31, 2001 and 2000 the Company held no copper put options.

Fuel swaps: the Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production cost. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. Fuel swaps are carried at fair value with unrealized gain or losses recognized in current earnings. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs. During the year ended December 31, 2000, the Company entered into a fuel swap arrangement for which production costs would have been $18.8 million higher, if this exposure had not been

                                                                             A21

hedged. During the year ended December 31 2001, the Company had no fuel swap agreements.

Foreign currency: The Company may use foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date. Foreign currency swaps are carried at fair value with unrealized gain or losses recognized in current earnings. The difference between the published price for foreign currency and the price established in the contract for the month covered by the swap is recognized as part of the underlying transaction.

During the years ended December 31, 2001 and 2000, the Company settled currency swap agreements on a portion of its capital costs contracted in Euros for which there was a loss of approximately $2.2 million and $4.8 million.

During the year ended December 31, 2001 there were no currency swap agreements.

COST OF SALES: Cost of sales was $452.6 million in 2001, $441.5 million in 2000 and $410.1 million in 1999. The increase of $11.1 million in 2001 includes the higher cost of copper processed and sold from purchased concentrates, and the higher cost of company mined copper as a result of the increase in volume sold and fuel cost.

The increase of $31.3 million in 2000 was principally due to the higher sales volume of copper produced, as well as higher power and fuel costs.

ADMINISTRATIVE AND OTHER: Administrative and other expenses were $30.9 million in 2001, $34.9 million in 2000 and $47.5 million in 1999. The decrease of $4.0 million in 2001 was principally due to lower legal and other professional fees, materials and other administrative expenses. The decrease of $12.6 million in 2000 was principally due to a decrease in personnel and a reduction in costs relating to retirement incentive programs for foreign contract employees.

OTHER EXPENSES: Depreciation and depletion expense was $76.3 million in 2001, compared with $77.4 million in 2000 and $74.2 million in 1999. The decrease in 2001 was mainly due to capitalization of $2.8 million of mine stripping. The increase in 2000 includes depreciation of the expanded SX/EW plant at Toquepala as well as additional mining equipment needed for the Cuajone mine expansion.

Exploration expense was $8.4 million, $7.7 million, and $7.2 million in 2001, 2000 and 1999, respectively. The increase in 2001 reflects the increase of drilling programs at the Company's exploration projects.

EXTRAORDINARY LOSS: A prepayment penalty of $0.1 million was paid in connection with the prepayment made in December 2001 of the $400 million credit line facility disbursed in March 2001. The unamortized balance of $3.1 million ($2.2 million net of income tax) for commission fee related to this credit line was expensed as an extraordinary item in 2001.

NON-OPERATING ITEMS: Interest income was $16.9 million in 2001 compared with $3.5 million in 2000 and $7.8 million in 1999. The increases in 2001 reflect the higher amounts of excess cash invested.

Other income was $4.8 million in 2001, compared with $2.3 million in 2000 and $3.6 million in 1999. Other income in 2001, 2000 and 1999 includes mainly miscellaneous camps, schools and medical services to third parties, and scrap sales.

Total interest expense was $47.3 million in 2001, compared with $26.9 million in 2000 and $25.2 million in 1999. The increase reflects the interest cost of the $400 million draw-down of the Company's credit facility in March 30, 2001. In 2001, 2000 and 1999, the Company capitalized $8.0 million, $11.0 million and $7.3 million of interest, respectively, principally related to expenditures for the expansion program.

                                                                             A22

TAXES ON INCOME: Taxes on income were $21.2 million, $44.6 million and $9.7 million for 2001, 2000 and 1999, respectively, and include $9.9 million, $43.1 million and $11.6 million of Peruvian income taxes and $11.3 million, $1.5 million and $(1.9) million, for U.S. federal and state taxes for 2001, 2000 and 1999, respectively. U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of capital equipment and other goods and services employed in its operations and record these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund. The carrying value of these Peruvian tax credits approximates their fair market value.

MINORITY INTEREST OF INVESTMENT SHARES (PREVIOUSLY KNOWN AS LABOR SHARES):
Minority interest of investment shares was $0.7 million in 2001, compared with $2.0 million in 2000 and zero in 1999. The provision for minority interest of investment shares represents an accrual of 1.5%, 1.5% and 1.7% for 2001, 2000 and 1999, respectively, of the Branch's after-tax earnings. The reduction in the percentage of minority interest of investment shares is a result of purchases of investment shares by the Company.

CASH FLOWS - OPERATING ACTIVITIES: Net cash provided from operating activities was $198.4 million in 2001, compared with $183.6 million in 2000 and $90.5 million in 1999. The increase in 2001 was primarily attributable to $81.9 million higher cash provided by operating assets and liabilities, partially offset by a decrease in earnings of $46.4 million and a decrease of $18.3 million of deferred income taxes.

Cash provided by operating assets and liabilities includes a decrease of $123.1 million in accounts receivable due to lower copper prices in 2001 and the collection of pending tax drawback from the Peruvian Government, a decrease in inventories of $18.7 million offset by an increase of $27.5 million of other operating assets and liabilities, and $31.7 million of accounts payable and accrued liabilities.

Other operating assets and liabilities decreased $10.0 million in 2001 compared to $39.7 million in 2000 due mainly to a decrease of $28.5 million of prepaid Peruvian tax.

Accounts payable and accrued liabilities decreased $11.1 million in 2001 compared to an increase of $20.6 million in 2000.

The increase of cash in 2000 compared to 1999 was primarily attributable to an earnings increase of $ 63.5 million, and $31.4 million lower use of cash for operating assets and liabilities, which includes a $44.6 million increase in accounts receivable due to higher copper prices in 2000 and a $16.5 million decrease in inventories of purchased concentrates, refined copper, and supplies.

Other operating assets and liabilities increased $39.7 million in 2000 compared to ($3.1) million in 1999 basically due to $34.7 million of prepaid Peruvian taxes and $6.3 million of net book value of abandoned assets and other write-offs.

Accounts payable and accrued liabilities increased $20.6 million in 2000 compared to $4.4 million in 1999, mainly due to $9.6 million in workers' participation, $0.8 million of interest expense, salary and wages, and $5.8 million of other items.

CASH FLOWS - INVESTING ACTIVITIES: Net cash used for investing activities was $161.0 million in 2001 compared with $131.2 million in 2000 and $227.5 million in 1999. Capital expenditures in 2001 were $161.0 million, compared with $131.7 million in 2000 and $250.3 million in 1999.

Capital expenditures in 2001, 2000 and 1999 reflect the Company's expansion and modernization program and capitalization of mine stripping.

                                                                             A23

The Company's planned capital expenditures in 2002 are estimated to be approximately $194 million, which include expenditures related to the modernization and expansion of the Ilo smelter, expansion of the Toquepala concentrator, expansion in the leaching section of the SX/EW plant in Cuajone and the completion of the Torata River flooding control.

CASH FLOWS - FINANCING ACTIVITIES: Financing activities provided cash of $28.0 million in 2001 compared with $88.9 million in 2000 and a use of cash of $27.5 million in 1999. Financing activity in 2001 included net debt incurred of $48.8 million, dividend payments of $28.8 million; escrow deposits drawdowns of $9.3 million, and purchases of investment shares of $0.9 million.

Financing activity in 2000 included dividend payments of $27.2 million, net debt incurred of $124.7 million, and purchases of investment shares of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES:

FINANCING: In December 2001, the Company received authorization from the Comision Nacional Supervisora de Empresas y Valores (CONASEV) to increase from $200 million to $750 million the issuance of bonds in the Peruvian market. Under this program, on July 20, 2000, the Company issued bonds for $30 million at a nominal fixed rate of 8.75%. On December 7, 2000 the Company issued bonds for an additional $20 million at the same rate; in both cases, with a seven-year maturity. On December 20, 2001, the Company sold to investors in Peru bonds for $73.1 million, with maturities ranging from March 2005 to December 2011. The bonds have an interest rate of LIBOR plus 3.0% and were issued through SPCC's Peruvian Branch. On February 27, 2002, the Company sold to investors in Peru bonds for $25.9 million, with maturities ranging from May 2005 to February 2012. The bonds have an interest rate of LIBOR plus 3.0% and were issued also through SPCC's Peruvian Branch. Proceeds from the sale of the bonds will be used to finance a portion of SPCC's expansion and modernization program. The goal of this new facility is to extend the maturity of SPCC's current debt obligations and to reduce financing costs.

The Peruvian market bond program approved in December 2001, contains financial covenants, including a limitation on the payment of dividends to stockholders of up to 50% of its net income for any fiscal year.

In March 1999, the Company concluded a $100 million, 15-year loan agreement with Mitsui and Co., Ltd. The applicable interest for this loan is Japanese LIBO rate plus 1.25%. This facility provides additional committed financing for SPCC's modernization and expansion program and was fully disbursed as of December 31, 2000.

In 1997, the Company entered into a $600 million, seven-year loan facility with a group of international financial institutions. The facility consisted of a $400 million term loan and a $200 million revolving credit line. The interest rate during years four and five of the agreement on any loans outstanding was LIBOR plus 2.00% per annum for term loans and LIBOR plus 2.25% for revolving credit loans. A commitment fee of 0.5% per annum was payable on the undrawn portion of the facility. The term loan of $400.0 million, which was disbursed in March 2001, was prepaid and cancelled in full on December 17, 2001. A breakage fee of $0.1 million was paid in connection with this prepayment. The unamortized balance of $3.1 million ($2.2 million net of income tax) for the commission fee was expensed as an extraordinary item in 2001.

At December 31, 2000, the Company had a loan outstanding with Corporacion Andina de Fomento (CAF) of $3.9 million with interest based on LIBOR, and an outstanding loan from the United States Export-Import Bank (EXIM) of $2.9 million, with interest at a 6.43% fixed rate. Both loans were payable in semi-annual installments through 2001. These loans have been cancelled as at December 31, 2001. At December 31, 2001, the Company had outstanding borrowings of $396.0 million, compared with $347.2 million at December 31, 2000.

The former financing agreements contained covenants that limited the payment of dividends to stockholders. Under the most restrictive covenant, the Company could pay

                                                                             A24

dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends were paid by June 30 of the following year. Net assets of the Company unavailable for the payment of dividends would have totaled $1.2 billion at December 31, 2001. The loan agreements containing these limitations on the payment of dividends were prepaid and cancelled as of December 31, 2001. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $813.4 million would have been permitted at December 31, 2001.

The Mitsui and Co., Ltd. credit agreement is collateralized by pledges of receivables of 24,000 tons of copper per year. The EXIM Bank credit agreement was collateralized by pledges of receivables from 7,000 tons of copper per year, which starting on June 1, 2001, upon the cancellation of the EXIM Bank Credit Agreement, were added to the pledge under the Mitsui credit agreement. The pledged tonnage under the Mitsui loan agreement currently totals 31,000 tons. The CAF loan was collateralized by liens on the SX/EW facility. The SENS and the seven year loan facility required that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections were used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company. The excess funds in the collateral account were remitted to the Company, if all financial requirements were met. As part of these agreements, the Company had to maintain three-month and six-month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities required escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specific ratio of debt to equity, and an interest coverage test. Reduction of Grupo Mexico's direct or indirect voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company was in compliance with the various loan covenants at December 31, 2001. Included in Other assets are $8.6 million held in escrow accounts as required by the Company's loan agreements. The funds were released from escrow as scheduled loan repayments were made.

Also, in 1997, the Company privately placed $150 million SENS in the United States and international markets. These notes, which had been registered with the Securities and Exchange Commission, had an average maturity of seven years, due from May 2000 to May 2007, and were priced at par with a coupon rate of 7.9%. On February 1, 2002 the Company prepaid and cancelled the balance of the $150 million Secured Export Notes. A premium of $11.4 million was paid related to this prepayment, which is being expensed in the first quarter of 2002 as an extraordinary item.

In addition, in 1997, the Company sold bonds for $50 million, due June 2004 to investors in Peru. The bonds have a fixed interest rate of 8.25%.

The Company expects that it will meet its cash requirements for 2002 and beyond from internally generated funds, cash on hand, and from additional external financing.

At December 31, 2001 the Company's debt as a percentage of total capitalization (the total of debt, minority interest of investment shares and stockholders equity) was 24.5% as compared with 22.4% at December 31, 2000. At December 31, 2001, the Company's cash and marketable securities amounted to $212.9 million compared to $149.1 million at December 31, 2000.

DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $28.8 million, or $0.36 per share, in 2001, $27.2 million, or $0.34 per share, in 2000, and $12.2 million, or $0.15 per share, in 1999. Distributions to the investment share minority interest were $0.5 million, $0.5 million, and $0.2 million in 2001, 2000 and 1999, respectively.

On January 29, 2002 a dividend of $0.0738 per share, totaling $5.9 million, was declared, payable March 8, 2002. The Company's dividend policy continues to be reviewed at Board of Directors' meetings, taking into consideration the current intensive

                                                                             A25

capital investment program, such as the expansion of mines, concentrator/leach plant, smelter, and future cash flow generated from operations.

At the end of 2001 and 2000, the authorized and outstanding capital stock of the Company consisted of 65,900,833 shares of Class A common stock par value $0.01 per share; and 34,099,167 authorized shares of common stock, par value $0.01 per share, of which 14,103,157 common shares were outstanding at December 31, 2001 and 14,100,192 shares were outstanding at December 31, 2000.

ENVIRONMENTAL MATTERS

The activities of the Company are subject to Peruvian laws and regulations. SPCC submitted in 1996 the Environmental Compliance and Management Plan (known by its Spanish acronym, PAMA) to the Peruvian Government as part of such regulations. The PAMA included all current operations that did not have an approved environmental impact study at the time. SPCC's PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to bring the existing operations to the established environmental standards. By the end of year 2001, twenty-five of such projects were already completed.

The Smelter Expansion and Modernization Project represents the largest and most significant project in which the Company will undertake under the PAMA. The Company is expecting a proposal from AUSMELT, an Australian company, to be evaluated together with the other two proposals received, from Mitsui and from Kvaerner. The project is scheduled to commence later in the year if the proper conditions are met, including obtaining the required financing. The two options under consideration comply with the Company's requirements. That is, to employ proven technology that will provide both a good economic return and exceed the requirements of current environmental regulations. The alternatives may provide an opportunity to increase the smelter's capacity to 1.83 million tons and improve SO2 capture to more than the PAMA's 92% requirement.

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions. For the year 2001, in conjunction with the operation of the smelter's sulfuric acid plant that produced over 355,000 tons, this program has contributed to improve air quality in Ilo. In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both the Ite bay and the slag removal program on the beaches to the north of the smelter.

In 2001, SPCC submitted the Spill Response Plans to the Peruvian Government for the three operating areas. Both ocean and land response equipment were purchased, and personnel training will continue through 2002.

Capital expenditures in connection with environmental projects were approximately $8.9 million in 2001, $5.6 million in 2000 and $41.6 million in 1999. The Company foresees significant environmental capital expenditures starting in 2002, once the Smelter Expansion and Modernization Project begins. Approximately $80 million have been budgeted for the smelter project in 2002.

IMPACT OF NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Neither the cumulative effect nor the adoption of these statements were material to the financial statements as of and for the year ended December 31, 2001.

In September 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB

                                                                             A26

Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied, starting with fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principles. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement effective January 1, 2002 and its implementation will not materially affect its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on the results of operations and financial position.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Management does not believe the adoption of this statement will have a material impact on the operations or financial condition of the Company.

CAUTIONARY STATEMENT

Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company's products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metals prices on commodity exchanges that can be volatile.

                                                                             A27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        Southern Peru Copper Corporation
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,                                                            2001              2000            1999
(in thousands, except for per share amounts)                                                ----              ----            ----
Net sales:
  Stockholders and affiliates                                                         $   28,222        $  107,855       $       -
  Others                                                                                 629,299           603,202         584,546
                                                                                      --------------------------------------------
Total net sales                                                                          657,521           711,057         584,546

Operating costs and expenses:
  Cost of sales                                                                          452,648           441,476         410,134
  Administrative and other                                                                30,904            34,853          47,453
  Depreciation and depletion                                                              76,285            77,447          74,237
  Exploration                                                                              8,461             7,700           7,156
                                                                                      --------------------------------------------
      Total operating costs and expenses                                                 568,298           561,476         538,980
                                                                                      --------------------------------------------

Operating income                                                                          89,223           149,581          45,566

Interest income                                                                           16,875             3,525           7,840
Interest expense                                                                         (39,323)          (15,878)        (17,881)
Other income                                                                               4,773             2,306           3,610
                                                                                      --------------------------------------------

Earnings before taxes on income and minority interest
  of investment shares                                                                    71,548           139,534          39,135

Taxes on income                                                                           22,142            44,648           9,740

Minority interest of investment shares in income of
 Peruvian Branch                                                                             696             1,969             (10)
                                                                                      --------------------------------------------

 Earnings before extraordinary loss                                                       48,710            92,917          29,405

Extraordinary loss from early extinguishment of debt
 net of income tax benefits of $967                                                        2,159                 -               -
                                                                                      --------------------------------------------
Net earnings                                                                          $   46,551        $   92,917       $  29,405
                                                                                      ============================================

Per common share amounts:
  Earnings before extraordinary losses                                                $     0.61        $     1.16       $    0.37
  Extraordinary loss from early extinguishment of debt                                     (0.03)                -               -
                                                                                      -------------- ---------------- ------------
  Net earnings - basic and diluted                                                    $     0.58        $     1.16       $    0.37
  Dividends paid                                                                      $     0.36        $     0.34       $    0.15

  Weighted average shares outstanding-basic                                               80,002            80,001          79,862
  Weighted average shares outstanding-diluted                                             80,004            80,003          79,892

The accompanying notes are an integral part of these financial statements.

                                                                             A28

                        Southern Peru Copper Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,                                                                         2001                   2000
(Dollars in thousands)                                                                  ----                   ----
ASSETS
  Current assets:
    Cash and cash equivalents                                                         $  212,857           $  149,088

    Accounts receivable:
      Trade                                                                               78,101               85,866
      Other                                                                                3,726               56,591
    Inventories                                                                          101,030              114,931
    Prepaid taxes                                                                         24,794               31,014
    Other current assets                                                                   6,137                4,357
                                                                                    -----------------------------------
         Total current assets                                                            426,645              441,847
  Net property                                                                         1,376,777            1,298,130
  Other assets                                                                            17,995               30,581
                                                                                    -----------------------------------
         Total assets                                                                 $1,821,417           $1,770,558
                                                                                    ===================================

LIABILITIES
  Current liabilities:
    Current portion of long-term debt                                                 $  122,914           $   24,339
    Accounts payable:
      Trade                                                                               42,397               55,042
      Other                                                                               11,220               13,115
    Other current liabilities                                                             44,422               39,884
                                                                                    -----------------------------------
         Total current liabilities                                                       220,953              132,380
                                                                                    -----------------------------------

  Long-term debt                                                                         273,121              322,914
  Deferred income taxes                                                                   88,615               94,891
  Other liabilities                                                                       15,252               14,253
                                                                                    -----------------------------------
         Total non-current liabilities                                                   376,988              432,058
                                                                                    -----------------------------------

  Commitments and Contingencies (Note 18)

Minority interest of investment shares in the
  Peruvian Branch                                                                         14,021               14,465
                                                                                    -----------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01;
    shares authorized: 34,099,167;
    shares issued: 14,330,093                                                                143                  143
  Class A Common stock, par value $0.01;
    shares issued and authorized:
    65,900,833                                                                               659                  659
  Additional paid-in capital                                                             265,745              265,745
  Retained earnings                                                                      947,830              930,071
  Treasury stock, at cost, common shares,
    2001 - 226,936; 2000 - 229,901                                                        (4,922)              (4,963)

                                                                                    -----------------------------------
         Total Stockholders' Equity                                                    1,209,455            1,191,655
                                                                                    -----------------------------------
         Total Liabilities, Minority Interest
           and Stockholders' Equity                                                   $1,821,417           $1,770,558
                                                                                    ===================================

       The accompanying notes are an integral part of this balance sheet.

                                                                             A29

                        Southern Peru Copper Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,                                                         2001            2000             1999
(Dollars in thousands)                                                                   ----            ----             -----
OPERATING ACTIVITIES
Net earnings                                                                          $   46,551        $ 92,917         $ 29,405
Adjustments to reconcile net earnings to net
 cash provided from operating activities:
  Depreciation and depletion                                                              76,285          77,447           74,237
  Provision for deferred income taxes                                                     (3,253)         15,047           21,792
  Minority interest of investment shares                                                     696           1,969              (10)
  Extraordinary loss                                                                       2,159               -                -
  Cash provided from (used for) operating assets and
  liabilities:
    Accounts receivable                                                                   60,899         (62,157)         (17,536)
    Inventories                                                                           13,900          (4,760)         (21,220)
    Accounts payable and accrued liabilities                                             (11,080)         20,592            4,405
    Other operating assets and liabilities                                                 9,974          39,650           (3,114)
    Foreign currency transaction loss                                                      2,292           2,889            2,543
                                                                                    ------------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                                             198,423         183,594           90,502
                                                                                    ------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                                    (161,048)       (131,745)        (250,254)
Purchase of held-to-maturity investments                                                       -               -          (54,990)
Proceeds from held-to-maturity investments                                                     -               -           77,142
Sales of investments and property                                                             83             542              609
                                                                                    ------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                  (160,965)       (131,203)        (227,493)
                                                                                    ------------------------------------------------

FINANCING ACTIVITIES
Debt incurred                                                                            473,121         148,000            2,000
Debt repaid                                                                             (424,339)        (23,272)         (13,683)
Escrow deposits on long-term loans                                                         9,291          (6,659)             (67)
Dividends paid to common stockholders                                                    (28,792)        (27,200)         (12,152)
Distributions to minority interests                                                         (462)           (460)            (226)
Purchases of investment shares                                                              (851)         (1,512)          (3,379)
                                                                                    ------------------------------------------------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                    27,968          88,897          (27,507)
                                                                                    ------------------------------------------------

Effect of exchange rate changes on cash                                                   (1,657)         (2,796)            (854)
                                                                                    ------------------------------------------------

Increase (decrease) in cash and cash equivalents                                          63,769         138,492         (165,352)
Cash and cash equivalents, at beginning of year                                          149,088          10,596          175,948
                                                                                    ------------------------------------------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                             $  212,857        $149,088          $10,596
                                                                                    ================================================

The accompanying notes are an integral part of these financial statements.

                                                                             A30

                        Southern Peru Copper Corporation
                                and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  For the years ended December 31,                                                      2001            2000              1999
  (Dollars in thousands)                                                                ----            ----              ----
  CAPITAL STOCK:
  COMMON STOCK:
  Balance at beginning and end of year                                                $      143       $     143       $      143
                                                                                    -----------------------------------------------

  CLASS A COMMON STOCK:
  Balance at beginning and end of year                                                       659             659              659
                                                                                    -----------------------------------------------

  ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning and end of year                                                   265,745         265,745          265,745
                                                                                    -----------------------------------------------

  TREASURY STOCK:
  Balance at beginning of year                                                            (4,963)         (4,963)          (5,184)
  Used for corporate purposes                                                                 41               -              221
                                                                                    -----------------------------------------------
  Balance at end of year                                                                  (4,922)         (4,963)          (4,963)
                                                                                    -----------------------------------------------

   RETAINED EARNINGS:
   Balance at beginning of year                                                          930,071          864,354         847,229
   Net earnings                                                                           46,551           92,917          29,405
   Dividends paid                                                                        (28,792)         (27,200)        (12,152)
   Stock awards                                                                                -                -            (128)
                                                                                    ------------------------------------------------
   Balance at end of year                                                                947,830          930,071         864,354
                                                                                    ------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                         $1,209,455       $1,191,655      $1,125,938
                                                                                    ================================================

The accompanying notes are an integral part of these financial statements.

                                                                             A31

                        SOUTHERN PERU COPPER CORPORATION
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of consolidation:
The consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries (the "Company") include the accounts of significant subsidiaries in which the Company has voting control, and are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Revenue recognition:
Substantially all of the Company's copper is sold under annual contracts. Revenue is recognized primarily in the month product is delivered to customers based on prices as provided in sales contracts. When the price is not determinable at the time of shipment to customers, revenue is recognized based on prices prevailing at the time of shipment with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices, which may occur between shipment and settlement. The Company sells copper in blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, silver, molybdenum, acid, and gains from the sale or settlement of copper put options.

Cash equivalents and marketable securities:
Cash equivalents include all highly liquid investments with maturity of three months or less, when purchased. Marketable securities include short-term liquid investments with a maturity of more than three months, when purchased, and are carried at cost, which approximates market.

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

                                                                             A32

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

Hedging Activities:
Derivative instruments may be used to manage exposure to market risk from changes in commodity prices, interest rates or the value of the Company's assets and liabilities. Derivative instruments, which are designated as hedges, must be deemed "highly" effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Any ineffectiveness of the hedge is reported in current earnings.

The Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future sales. Options are carried at fair value with unrealized gains or losses recognized in current earnings. Realized gains or losses from the sale or exercise of options, are recognized in the period in which the underlying hedged production is sold.

Swap Agreements:
Fuel swap agreements limit the effect of changes in the price of fuel. Fuel swaps are carried at fair value with unrealized gains or losses recognized in current earnings. The differential to be paid or received as fuel prices change is recorded as a component of cost of sales in the period the swap covers.

Foreign Currency:
The Company may use foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date. Foreign currency swaps are carried at fair value with unrealized gains or losses recognized in current earnings. The difference between the published price of foreign currency and the price established in the contract for the month covered by the swap is recognized as part of the underlying transaction.

Stock-Based Compensation:
The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Currency Translation:
The Company is domiciled in Peru but its functional currency is the US dollar. The consolidated financial statements include the accounts of the Company's Peruvian Branch ("Branch"). The Branch maintains its books of account in new Soles. In accordance with SFAS No. 52, the books of the Branch are remeasured into the US dollar. The resulting remeasurement adjustments are recorded to income.

Impact of New Accounting Standards:
Effective January 1, 2001, the Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Such adoption did not have a material impact on the consolidated financial statements as of December 31, 2001.

                                                                             A33

In September 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied, starting with fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principles. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement effective January 1, 2002 and its implementation will not materially affect its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on our results of operations and financial position.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). Management does not believe the adoption of this statement will have a material impact on the operations or financial condition of the Company.

2. Foreign Exchange

The functional currency of the Company is the U.S. dollar. The Company's sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated. A portion of the operating costs of the Company is denominated in Peruvian soles.

Gains and (losses) resulting from foreign currency transactions are included in "Cost of sales" and amounted to $(2.3) million, $(2.9) million, and $(2.5) million in 2001, 2000 and 1999, respectively.

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

4. Administrative Reorganization

The Company's 1999 results include an $8.4 million pre-tax charge ($5.4 million after-tax and workers' participations) associated with the severance cost of the early termination of foreign contract employees. The severance costs accrued are

                                                                             A34

for 55 terminated employees at the Company's location in Peru. Approximately $5.8 million of the provision is included as a cost of sales deduction on the Company's statement of earnings and $2.6 million is included in administrative expense as it relates to non-operating personnel. Payments in the amount of $5.5 million and $2.9 million were made in the years 2000 and 1999, respectively.

5. Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31,                                          2001                2000             1999
(in millions)                                                             ----                ----             ----
U.S. Federal and state
  Current                                                               $ 10.3            $    0.5          $  (2.5)
  Deferred                                                                 1.0                 1.0              0.6
                                                                    ---------------------------------------------------
                                                                          11.3                 1.5             (1.9)
                                                                    ---------------------------------------------------
Foreign:
  Current                                                                 14.2                29.1             (9.5)
  Deferred                                                                (4.3)               14.0             21.1
                                                                    ---------------------------------------------------
                                                                           9.9                43.1             11.6
                                                                    ---------------------------------------------------
  Total provision for income taxes                                      $ 21.2            $   44.6          $   9.7
                                                                    ===================================================

Total taxes paid were $4.5 million, $0.9 million, and $1.2 million in 2001, 2000, and 1999, respectively.

                                                                             A35

Reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

For the years ended December 31,                                       2001                2000              1999
                                                                       ----                ----              ----
Peruvian income tax at maximum
  statutory rates                                                      30.0%               30.0%             30.0%
U.S. income tax at statutory rate                                      35.0                35.0              35.0
Utilization of foreign tax credits                                    (29.0)              (22.7)            (30.2)
Percentage depletion                                                   (4.8)              (11.8)             (5.2)
Income not deductible(taxable) in Peru                                 (3.8)                0.9              (1.8)
Reversal of taxes previously accrued                                      -                   -              (5.1)
Other                                                                   3.6                 0.6               2.2
                                                                   ---------------------------------------------------
  Effective income tax rate                                            31.0%               32.0%             24.9%
                                                                   ===================================================

Temporary differences and carryforwards, which give rise to, deferred tax assets, liabilities and related valuation allowances are as follows:

Deferred tax assets (liabilities)
At December 31,                                                     2001                2000
(in millions)                                                       ----                ----
Current:
  Accounts receivable                                             $  1.8              $  4.0
  Other                                                              0.1                 0.1
                                                             --------------------------------------
    Net deferred tax assets                                          1.9                 4.1
                                                             --------------------------------------
Non-current:
  Foreign tax credit carryforwards                                   5.0                 4.3
  AMT credit carryforwards                                          13.1                13.6
  Property, plant and equipment                                    (86.6)              (93.7)
  Other                                                             (2.0)               (1.2)
  Valuation allowance for deferred tax assets                      (18.1)              (17.9)
                                                             --------------------------------------
    Net deferred tax liabilities                                   (88.6)              (94.9)
                                                             --------------------------------------

Total net deferred tax liabilities                                $(86.7)             $(90.8)
                                                             ======================================

The net deferred tax liabilities above reflect deferred tax assets of $30.9 million and $32.2 million, before valuation allowance, and deferred tax liabilities of $99.5 million and $105.1 million at December 31, 2001 and December 31, 2000, respectively.

At December 31, 2001, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $5 million expiring as follows: $3.1 million in 2003, $1.2 million in 2004 and $0.7 million in 2006. Foreign tax credit carryforwards amounting to approximately $0 million and $15.6 million expired in 2001 and 2000, respectively. Foreign tax credit carryforwards amounting to approximately $10.5 million were utilized in 2000. Foreign tax credit carryforwards amounting to approximately $0.7 million were created in 2001. Amounts utilized and expired in 2000 have previously been entirely offset by a valuation allowance. Foreign tax credits created in 2001 were also offset by a valuation allowance.

The Company has not recorded the benefit of foreign tax credit carryforwards because of both the expiration dates and the rules governing the order in which such credits are utilized. The Company also has not recorded a benefit for the Alternative Minimum Tax (AMT) credits, which are not available to reduce AMT. Because of limitations on both percentage depletion and foreign tax credits under the AMT, the Company expects an AMT liability for the foreseeable future. In 2001, due to the foreign sourced income limitation, foreign tax credits do not completely offset the regular tax liability. Therefore, for 2001, AMT credits are used to offset regular tax liability. While such credits do not expire, it is unlikely they will continue to be utilized in the future. Accordingly, a valuation allowance has been established for the full amount of the foreign tax credit carryforward and the AMT credit carryforward.

                                                                             A36

On December 30, 2000, the transitory Peruvian Government issued a decree, which included, among other things, a reduction in the statutory income tax rate for reinvested earnings in 2001, from 30% to 20%. The Company did not qualify for the reduced rate in 2001.

Additionally, on August 28, 2001, Peru's newly elected Congress established a new tax rate of 27% on all earnings plus a 4.1% rate on distributed earnings starting in 2002. Under this provision, as a branch, SPCC's earnings are deemed distributed at the closing of the fiscal year.

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

6. Net Sales

Net sales by country were as follows:
For the years ended December 31,                                       2001             2000           1999
(in millions)                                                          ----             ----           ----
United States                                                        $291.8           $342.8         $155.0
Italy                                                                  57.1             42.3           46.7
Switzerland                                                            40.9             20.6              -
United Kingdom                                                         88.7             90.8          122.8
Japan                                                                  74.8             76.0           52.4
Foreign - Other                                                       104.2            138.6          207.6
                                                                  ---------------------------------------------
  Net sales                                                          $657.5           $711.1         $584.5
                                                                  =============================================

At December 31, 2001, there were 37.6 million pounds of copper sales recorded at a provisional price of 66 cents per pound.

Under the terms of a forward sales contract with Union Miniere as amended through December 31, 1999, the Company is required to supply Union Miniere, through its agent, S.A. SOGEM N.V., with 16,300 tons of blister copper annually for a ten-year period from January 1, 2000 through December 31, 2009. The price of the copper, contained in blister, supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

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

Business Reporting Segments: Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of producing copper, the Company has no other industry segment.

                                                                             A37

7. Financial Instruments

Hedging Activities: The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices. Derivative instruments which are designated as hedges must be deemed "highly" effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Any ineffectiveness of the hedge is reported in current earnings.

Copper: Depending on market fundamentals and other conditions, the Company may purchase put options to reduce or eliminate the risk of price declines below the option strike price on a portion of its anticipated future sales. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Options are carried at fair value with unrealized gains or losses recognized in current earnings. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Realized gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold and are reported as a component of the underlying transaction.

During the years ended December 31, 2001 and 2000 the Company held no copper put options.

Fuel swaps: the Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production cost. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. Fuel swaps are carried at fair value with unrealized gains or losses recognized in current earnings. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized in production costs.

During the years ended December 31, 2000 and 1999 the Company entered into a fuel swap arrangement for which production costs would have been $18.8 million and $10.7 million higher, if this exposure had not been hedged.

During the year ended December 31 2001, the Company had no fuel swap agreements.

Foreign currency: The Company selectively uses foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies. A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date. Foreign currency swaps are carried at fair value with unrealized gains or losses recognized in current earnings. The difference between the published price for foreign currency and the price established in the contract for the month covered by the swap is recognized as part of the underlying transaction.

During the years ended December 31, 2001 and 2000, the Company settled currency swap agreements on a portion of its capital costs contracted in Euros for which there was a loss of approximately $2.2 million and $4.8 million.

As of December 31, 2001, there were no currency swap agreements.

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

                                                                             A38

At December 31,                               2001                              2000
(in millions)                     ---------------------------        ----------------------------
                                   Carrying           Fair            Carrying            Fair
                                     Value            Value            Value             Value
                                  ----------        ---------        ---------         ---------
Assets:
Currency swap agreements           $      -         $     -          $    -            $  (1.1)
Liabilities:
Long-term debt                        396.0           399.9           347.2              326.1

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Currency swap agreements: Fair value is based on quoted market prices.

Long-term debt: Fair value is based on the quoted market prices for the same or similar issues.

8. Workers' Participation

Provisions for workers' participation are calculated at 8% of pre-tax earnings and are included in "Cost of sales" on the earnings statement. The current portion of this participation, which is accrued during the year, is based on Branch taxable income and is distributed to workers following determination of final results for the year. During the years ended December 31, 2001, 2000 and 1999, the workers' participation expense was $5.9 million, $12.1 million and $3.4 million, respectively. $4.3 million and $9.7 million were distributed for 2001 and 2000, respectively. No distribution was made for 1999.

9. Minority Interest of Investment Shares (Previously known as "Labor Shares")

The minority interest of the Investment Shares is based on the earnings of the Company's Peruvian Branch.

The Company acquired 0.2 million, 0.4 million and 0.8 million investment shares at a cost of $0.9 million, $1.5 million and $3.4 million in the years 2001, 2000 and 1999, respectively. The carrying value of the minority interest purchased was reduced by $0.7 million, $1.0 million and $2.1 million in 2001, 2000 and 1999, respectively, and the excess paid over the carrying value was assigned primarily to proven and probable sulfide and leachable ore reserves and mineralized material and is being amortized based on production. As a result of these acquisitions, the remaining investment shareholders hold a 1.47% interest in the Branch at December 31, 2001, and are entitled to a pro rata participation in the cash distributions made by the Company. The investment shares are recorded as a minority interest in the Company's financial statements.

10. Inventories

At December 31,                                                           2001              2000
(in millions)                                                             ----              ----
Metals:
  Finished goods                                                          $  1.8            $  1.9
  Work-in-process                                                           45.9              46.0
Supplies, net of reserves                                                   53.3              67.0
                                                                       ----------------------------
  Total inventories                                                       $101.0            $114.9
                                                                       ----------------------------

                                                                             A39

11. Property

At December 31,                                                           2001              2000
(in millions)                                                             ----              ----
Buildings and equipment                                                 $1,932.6          $1,836.6
Mineral land                                                               487.0             421.5
Land, other than mineral                                                     4.1               2.8
                                                                      -----------------------------
  Total property                                                         2,423.7           2,260.9
Accumulated depreciation and depletion                                   1,046.9             962.8
                                                                      -----------------------------
  Net property                                                          $1,376.8          $1,298.1
                                                                      =============================

12. Other Current Liabilities

At December 31,                                                           2001              2000
(in millions)                                                             ----              ----
Accrued workers' participation                                            $  4.4             $ 9.6
Accrued severance pay, current portion                                       1.5               1.6
Salaries and wages                                                           8.1               7.4
Taxes on income                                                             29.2              19.8
Other                                                                        1.2               1.5
                                                                      -----------------------------
  Total other current liabilities                                         $ 44.4             $39.9
                                                                      =============================

13. Debt and Available Credit Facilities

Long-term debt at December 31,                                             2001             2000
(in millions)                                                              ----             ----
6.43% EXIM Bank credit agreement paid in 2001                              $     -         $   2.9
9.2%(10.04% in 2000) CAF credit agreement paid in 2001                           -             3.9
7.9%  Secured Export Notes (SENS) due
      2007, paid in 2002                                                     122.9           140.4
8.25% Corporate bonds due 2004                                                50.0            50.0
8.75% Corporate bonds due 2007                                                50.0            50.0
4.94% Corporate bonds due 2005-2011                                           73.1               -
3.17% (7.61% in 2000) MITSUI credit agreement due 2013                       100.0           100.0
                                                                      -----------------------------
  Total debt                                                                 396.0           347.2
Less, current portion                                                        122.9            24.3
                                                                      -----------------------------
  Total long-term debt                                                     $ 273.1         $ 322.9
                                                                      =============================

Interest paid by the Company (excluding amounts capitalized of $8.0 million, $11.0 million and $7.3 million in 2001, 2000 and 1999, respectively) was $34.5 million, $12.3 million and $15.3 million in 2001, 2000 and 1999, respectively.

Aggregate maturities of the borrowings outstanding at December 31, 2001, are as follows (in millions):

             February 2002                           $ 122.9
          March-December 2002                              -
                 2003                                      -
                 2004                                   60.0
                 2005                                   20.4
                 2006                                   20.4
              Thereafter                               172.3
                                                  -----------
                 Total                               $ 396.0
                                                  ===========

In December 2001, the Company received authorization from the Comision Nacional Supervisora de Empresas y Valores (CONASEV) to increase from $200 million to $750

                                                                             A40

million the issuance of bonds in the Peruvian market. The goal of this new facility is to extend the maturity of SPCC's current debt obligations and to reduce financing costs. Under this program, on July 20, 2000, the Company issued bonds for $30 million at a nominal fixed rate of 8.75%. On December 7, 2000 the Company issued additional bonds for $20 million at the same rate; in both cases, the maturity is seven years. In December 2001 the Company sold to investors in Peru bonds for $73.1 million, with maturities ranging from March 2005 to December 2011. The bonds have an interest rate of LIBOR plus 3.0% and were issued through SPCC's Peruvian Branch. On February 27, 2002, the Company sold to investors in Peru bonds for $25.9 million, with maturities ranging from May 2005 to February 2012. The bonds have an interest rate of LIBOR plus 3.0% and were issued also through SPCC's Peruvian Branch. Proceeds from the sale of the bonds will be used to finance a portion of SPCC's expansion and modernization program.

The Peruvian market bond program approved in December 2001, contains financial covenants, including a limitation on the payment of dividends to stockholders of up to 50% of its net income for any fiscal year.

In March 1999, the Company concluded a $100 million, 15-year loan agreement with Mitsui and Co., Ltd. The applicable interest for this loan is Japanese LIBO rate plus 1.25%. This facility provides additional committed financing for SPCC's modernization and expansion program, and was fully disbursed as of December 31, 2001.

In 1997, the Company entered into a $600 million, seven-year loan facility with a group of international financial institutions. The facility consisted of a $400 million term loan and a $200 million revolving credit line. The interest rate during years four and five of the agreement on any loans outstanding was LIBOR plus 2.00% per annum for term loans and LIBOR plus 2.25% for revolving credit loans. A commitment fee of 0.5% per annum was payable on the undrawn portion of the facility. The term loan of $400.0 million, which was disbursed in March 2001, was prepaid and cancelled in full on December 17, 2001. A breakage fee of $0.1 million was paid in connection with this prepayment. The unamortized balance of $3.1 million ($2.2 million net of income tax) for the commission fee was expensed as an extraordinary item in 2001.

Also, in 1997, the Company privately placed $150 million SENS in the United States and International markets. These notes, which had been registered with the Securities and Exchange Commission had an average maturity of seven years, due from May 2000 to May 2007, and were priced at par with a coupon rate of 7.9%. On February 1, 2002 the Company prepaid and cancelled the balance of the $150 million Secured Export Notes. A premium of $11.4 million was paid related to this prepayment and is being expensed in the first quarter of 2002 as an extraordinary item.

At December 31, 2000 the Company had a loan outstanding with Corporacion Andina de Fomento (CAF) of $3.9 million with interest based on LIBOR, and an outstanding loan from the United States Export-Import Bank (EXIM) of $2.9 million, with interest at a 6.43% fixed rate. Both loans were payable in semi-annual installments through 2001. These loans have been paid and fully cancelled as at December 31, 2001.

At December 31, 2001, the Company had outstanding borrowings of $396.0 million, compared with $347.2 million at December 31, 2000.

The former financing agreements contained covenants that limited the payment of dividends to stockholders. Under the most restrictive covenant, the Company could pay dividends to stockholders equal to 50% of the net income of the Company for any fiscal quarter as long as such dividends were paid by June 30 of the following year. Net assets of the Company unavailable for the payment of dividends would

                                                                             A41

have totaled $1.2 billion at December 31, 2001. The loan agreements containing these limitations on the payment of dividends were prepaid and cancelled as of December 31, 2001. In accordance with the most restrictive covenant of the Company's loan agreements, additional indebtedness of $813.4 million would have been permitted at December 31, 2001.

The Mitsui and Co., Ltd. credit agreement is collateralized by pledges of receivables of 24,000 tons of copper per year. The EXIM Bank credit agreement was collateralized by pledges of receivables from sales of 7,000 tons of copper per year. Starting June 1, 2001 once the EXIM Bank loan was fully paid, these 7,000 tons were pledged to Mitsui and Co., Ltd. under the credit agreement. The pledged tonnage under the Mitsui loan agreement currently totals 31,000 tons. The CAF loan was collateralized by liens on the SX/EW facility. The SENS and the seven-year loan facility required that most of the collections of export copper sales be deposited into a trust account in the United States. Twenty percent of these collections were used as collateral for the outstanding SENS with the balance of the collections remitted directly to the Company. The excess funds in the collateral account were remitted to the Company, if all financial requirements were met. As part of these agreements, the Company had to maintain three-month and six-month collection ratios, as defined (aggregate collections as a specified multiple of debt service). Both facilities required escrow deposits of three months debt service. In addition, certain of the agreements require the Company to maintain a minimum stockholders' equity of $750 million, specific ratio of debt to equity, and an interest coverage test. Reduction of Grupo Mexico's direct or indirect voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company was in compliance with the various loan covenants at December 31, 2001. Included in other assets at December 31, 2001 and 2000 are $8.6 million and $17.9 million, respectively, held in escrow accounts as required by the Company's loan agreements. The funds were released from escrow as scheduled loan repayments were made.

The balance of capitalized debt issuance costs was $4.9 million in 2001, $8.3 million in 2000 and $10.3 million in 1999. Amortization charged to interest expense was $5.4 million, $2.2 million and $2.2 million in 2001, 2000 and 1999 respectively.

                                                                             A42

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

Effective October 31, 2000 the Board of Directors amended the pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs are as follows:

 For the years ended December 31,                                         2001               2000              1999
 (in millions)                                                            ----               ----              ----
 Service cost                                                           $    -              $   -            $  0.5
 Interest cost                                                             0.7                0.7               0.7
 Expected return on plan assets                                           (0.8)              (1.0)             (0.9)
 Curtailment loss                                                            -                1.1                 -
 Amortization of prior service cost                                          -                  -               0.1
 Amortization of transitional obligation                                     -                  -               0.2
                                                                     ------------------------------------------------
 Net periodic benefit cost                                              $ (0.1)             $ 0.8            $  0.6
                                                                     ================================================

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                                                      2001               2000
(in millions)
Change in Benefit Obligation
Projected benefit obligation at beginning of year                                  $  9.7             $ 10.5
  Service cost                                                                          -                0.1
  Interest cost                                                                       0.8                0.7
  Curtailment gain (loss)                                                                               (1.3)
  Benefits paid                                                                      (0.9)              (0.8)
  Actuarial gain (loss)                                                               0.7                0.5
                                                                              -------------------------------------
Projected benefit obligation at end of year                                        $ 10.3             $  9.7
                                                                              =====================================

Change in Plan Assets
Fair value of plan assets at beginning of year                                     $ 10.8             $ 12.3
  Actual return on plan assets                                                        0.4               (0.6)
  Benefits paid                                                                      (0.9)              (0.8)
  Administrative expenses                                                            (0.1)              (0.1)
                                                                              -------------------------------------
Fair value of plan assets at end of year                                           $ 10.2             $ 10.8
                                                                              =====================================

Reconciliation of Funded Status
  Funded status                                                                    $ (0.1)            $  1.1
  Unrecognized actuarial loss                                                        (0.2)              (1.5)
                                                                              -------------------------------------
   Net amount reflected in consolidated
     Balance Sheet                                                                 $ (0.3)            $ (0.4)
                                                                              =====================================

Weighted Average Assumptions:
Discount rate                                                                        7.25%              7.75%
Expected long-term rate of return on plan assets                                     8.0 %              8.0 %
Rate of Compensation Increase                                                        4.0 %              4.0 %

                                                                             A43

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

The components of net periodic benefit costs are as follows:

For the years ended December 31,                                               2001               2000             1999
(in millions)
Service cost                                                                  $   -             $  0.1           $  0.1
Interest cost                                                                   0.1                0.1              0.1
Curtailment loss                                                                  -                0.5                -
Amortization of prior service cost                                                -                  -              0.1
                                                                          -------------------------------------------------
Net periodic benefit cost                                                     $ 0.1             $  0.7           $  0.3
                                                                          =================================================

                                                                             A44

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31(in millions)                                                               2001                2000
Change in Benefit Obligation
Benefit obligation at beginning of year                                                  $ 1.3               $ 1.1
  Interest cost                                                                            0.1                 0.1
    Curtailments loss                                                                        -                 0.2
  Benefits paid                                                                           (0.1)               (0.1)
  Actuarial loss                                                                           0.3                   -
                                                                                 -------------------------------------
Benefit obligation at end of year                                                        $ 1.6               $ 1.3
                                                                                 =====================================

Reconciliation of Funded Status
  Funded status                                                                          $(1.6)              $(1.3)
  Unrecognized actuarials loss                                                             0.3                   -
                                                                                 -------------------------------------
   Postretirement benefit obligation                                                     $(1.3)              $(1.3)
                                                                                 =====================================

Weighted-Average Assumptions
    Discount rate                                                                         7.25%               7.75%

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 10% for 2002. This rate decreases 1% per year until it reaches 5% in 2007. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation costs for 2001 by $0.1 million and the service and interest cost components of net periodic postretirement benefit would have an insignificant change. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation for 2001 by $0.1 million and the service and interest cost components of net periodic postretirement benefit costs would have an insignificant change.

                                                                             A45

Employee Savings Plan:

The Company maintained an employee savings plan for employees working in the United States and expatriate employees in Peru, which permits employees to make contributions by payroll deduction pursuant to section 401(k) of the Internal Revenue Code. The plan provided for a Company matching contribution equal to 50% of the first 6% of employee contributions. In connection with the required match, the Company's contributions charged against earnings were $0.02 million and $0.1 million in the years 2000 and 1999, respectively.

Effective November 15, 2000 the savings plan was terminated and no further contributions from employees or the Company were accepted after that date. The plan received a final letter of determination from the Internal Revenue Service and is proceeding with the distribution of assets to plan participants.

15. Stockholders' Equity

Common Stock:

The stockholders of the Company at December 31, 2001 were:

                                                                                        Percent of
                                                                                       Total Number
                                                                     Shares              of Shares
                                                               -------------------  -----------------
         Class A Common Shares:
             Southern Peru Holdings
               Corporation (A subsidiary of
               Grupo Mexico)                                      43,348,949                 54.2%
           Cerro Trading Company, Inc.                            11,378,088                 14.2
           Phelps Dodge Overseas Capital
             Corporation                                          11,173,796                 14.0
                                                               -------------------    ---------------
         Total Class A                                            65,900,833                 82.4
         Common Shares Outstanding                                14,103,157                 17.6
                                                               -------------------    ---------------
           Total                                                  80,003,990                100.0%
                                                               ===================    ===============

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

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock. At December 31, 2001, 645,060 shares are available for future grants under this plan (645,060 shares at December 31, 2000). The weighted average remaining contractual life of stock option's outstanding as of December 31, 2001 was 5.1 years.

                                                                             A46

The Directors' Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter. Under the directors' plan, 100,000 shares have been reserved for awards. At December 31, 2001, 20,000 have been awarded under this plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for awards under the stock incentive plan. If compensation cost for the Company's Stock Incentive Plan had been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(in millions, except per share amounts)                                       2001            2000            1999
                                                                              ----            ----            ----
Earnings before extraordinary losses                                         $48.7           $92.9           $29.4
Extraordinary loss from early extinguishment of debt                          (2.1)              -               -
Net earnings - as reported                                                    46.6            92.9            29.4
Net earnings - pro forma                                                      46.6            92.9            29.1
Earnings per share (Basic and diluted) - as reported                          0.58            1.16            0.37
Earnings per share (Basic and diluted) - pro forma                            0.58            1.16            0.36

For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:

Weighted average common shares outstanding:                                  2001             2000            1999
(in millions)                                                                ----             ----            ----
  Basic and diluted                                                          80.0             80.0            79.9

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of nil; expected volatility of 48.0%; risk-free interest rate of 4.8%; and expected life of 7.1 years. There were no options granted in 2001 and 2000.

Stock option activity over the past three years under the Stock Incentive Plan was:

                                                                             Weighted
                                                          Number of           Average                 Option Price
                                                            Shares             Price                (Range Per Share)
                                                       --------------    ------------------      -----------------------
Outstanding at January 1, 1999                              250,935            $14.88              $12.78 to  $17.06
Granted                                                      92,550              9.75                8.78 to  14.37
Exercised                                                  (141,865)            10.99                8.78 to  14.37
Cancelled or expired                                        (36,780)            12.38                8.78 to  16.25
                                                       --------------
Outstanding at January 1, 2000                              164,840             15.28                8.78 to  17.06
Granted                                                           -
Exercised                                                    (3,235)            14.07                8.78 to  16.19
Cancelled or expired                                         (5,010)            11.27                8.78 to  16.25
                                                       --------------
Outstanding at January 1, 2001                              156,595             15.30                8.78 to  17.06
Granted                                                           -
Exercised                                                    (1,715)            14.29               13.46 to 14.45
Cancelled or expired                                           (650)            10.32                8.78 to 12.78
                                                       --------------
Outstanding and Exercisable at
  December 31, 2001                                         154,230             15.24                8.78 to 17.06
                                                       ==============

                                                                            A47

16. Related Party Transactions

Grupo Mexico, the majority (54.2%)indirect stockholder of the Company and its affiliates, provide various support services to the Company. In 2001, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales, and administrative support services. Grupo Mexico is reimbursed for these support services. The total amount paid by the Company to Grupo Mexico for such services in 2001 and 2000 was $7 million in each year. In 1999, the Company paid $0.8 million to ASARCO, a 54.2% stockholder at the time, for tax, treasury, and administrative support services provided to the Company.

The Class A Common Stockholders and/or their affiliates, purchase copper products from the Company from time to time at prices determined on an arm's-length basis by reference to the LME and COMEX market price for copper at such time. Management believes these transactions to be on terms as favorable as could be obtained from unaffiliated parties. The Company expects that its policy of determining prices for related party transactions on an arm's-length basis by reference to the LME or COMEX market prices for copper at the time of any such transaction will be continued.

Minera Mexico Internacional, Inc., a subsidiary of Grupo Mexico and ASARCO purchased copper products from SPCC during 2001 in the amounts of $10.4 million and $26.3 million in 2000. ASARCO had no purchases from SPCC in 1999.

Additionally, in 2001, the Company purchased from ASARCO ten used 200-ton Le Torneau haulage trucks for the Toquepala mine for a total purchase price of $5.2 million, including spare parts. In compliance with Peruvian regulations related to the importation of used vehicles, the trucks were independently appraised at fair market value at the time of the purchase.

Phelps Dodge Refining Corporation, affiliate of Phelps Dodge and Phelps Dodge Corporation, affiliated companies of a shareholder of SPCC, purchased ($0.3) million of copper products from the Company in 2001. They had purchases of $68.3 million in 2000 and had no purchases in 1999.

Cerro Wire and Cable Co., and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC, purchased $18.1 million of copper products from the Company in 2001. They had purchases of $13.2 million in 2000 and had no purchases in 1999.

The Company contracted an aggregate of approximately $2.2 million, $7.8 million, and $8.3 million, in 2001, 2000 and 1999, respectively, for shipping services to and from Peru by Compania Sud-Americana de Vapores, S.A. ("CSAV"), and a subsidiary company. CSAV is a company indirectly controlled by Quemchi, S.A. Mr. Jaime Claro is Vice Chairman of Electro and Quemchi, S.A., and his direct and indirect family interests in both companies exceed 10%. Mr. Claro is also Chairman of Chilean Line Inc., which is the agent for and is owned by CSAV.

The Company believes that the foregoing transactions were entered into on arm's-length basis on terms as favorable as could be obtained from other third parties. It is anticipated that in the future the Company will enter into similar transactions with the same parties.

                                                                             A48

As of December 31, 2001, the Company had receivables of $8.7 million and $8.6 million related to sales of copper in the years 2000 and 2001 to ASARCO and Minera Mexico International Inc. (MMI), respectively. Also as of such date, the Company had receivables of $0.8 million, related to the purchase of concentrates in the year 2001 made from Mexicana de Cobre (MC), resulting from the final liquidation of the sale. Of those amounts, receivables of $8.0 million, $5.9 million and $0.8 million from ASARCO, MMI and MC, respectively, were due on December 31, 2001. Additionally, receivables of $0.7 million due from ASARCO and $2.7 million due from MMI will mature in March 2002.

As of March 8, 2002 the Company had collected $5.2 million, $3.6 million and $0.8 million from ASARCO, MMI and MC, respectively. ASARCO and MMI each have agreed with the Company that they will pay the outstanding balances of $3.5 million and $5.0 million before June 30, 2002, or in the future through a reduction in dividends and management fees.

As of December 31, 2001, the Company had a payable to ASARCO of $2.0 million related to the purchase of the used haulage trucks, account that formed part of the collection of March 8, 2002 mentioned above.

17. Concentration of Risk

The Company operates two copper mines; a smelter and two refineries in Peru and substantially all of its assets are located there. There can be no assurances that the Company's operations and assets that are subject to the jurisdiction of the Government of Peru may not be adversely affected by future actions of such government. Substantially all of the Company's products are exported from Peru to customers principally in Europe, Asia, South America and the United States.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Canada and Peru, or in commercial paper of highly rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and by policy, limits the amount of credit exposure to any one institution. At December 31, 2001, the Company had invested 44.98% of its cash equivalents and marketable securities with Peruvian banks, out of which 34.65% was invested with one institution.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 73.6% of the trade accounts receivable at December 31, 2001, of which one customer represented 17.3%.

18. Commitments and Contingencies

In September 1996, the Company announced a two-stage project, which includes an expansion of the Cuajone mine and an expansion and modernization of the copper smelter at Ilo. At present, total capital cost for this project is estimated at $870 million, budgeted to be spent through the year 2006.

The Cuajone mine expansion was completed in 1999. Additional equipment was received during year 2000.

                                                                             A49

The second stage of the program, the expansion and modernization of the Ilo smelter is expected to be completed by the year 2006 at an estimated cost of $672 million.

As a result of the expansion program, electric power requirements will increase significantly, requiring the construction of substantial additional generating capacity. In 1997, the Company sold its existing power plant to an independent power company for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years commencing in 1997.

Environmental:

Company activities are subject to Peruvian laws and regulations. SPCC submitted in 1996 the Environmental Compliance and Management Plan (known by its Spanish acronym, PAMA) to the Peruvian Government as part of such regulations. The PAMA included all current operations that did not have an approved environmental impact study at the time. SPCC's PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to bring the existing operations to the established environmental standards. By the end of 2001, twenty-five of such projects were already completed.

The Smelter Expansion and Modernization Project represents the largest and most significant project the Company will undertake under the PAMA.

The Company continued the detailed feasibility studies for the Ilo smelter modernization and expansion project. The goal is to introduce the most efficient technology, proven in other metallurgical facilities, looking not only to comply with Peruvian environmental standards but also to provide economic and financial returns.

The Company is expecting a proposal from AUSMELT, an Australian company, to be evaluated together with the other two proposals received, from Mitsui and from Kvaerner. The two options under consideration comply with the Company's requirements. That is, to employ proven technology that will provide both a good economic return and exceed the requirements of current environmental regulations. The alternatives may provide an opportunity to increase the smelter's capacity to 1.83 million tons and improve SO2 capture to more than the PAMA's 92% requirement. The project is scheduled to commence later in the year if the proper conditions are met, including obtaining the required financing.

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions. For the year 2001, in conjunction with the operation of the smelter's sulfuric acid plant that produced over 355,000 tons, this program has contributed to improve air quality in Ilo. In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both the Ite bay and the slag removal program on the beaches to the north of the smelter.

In 2001, SPCC submitted to the government the Spill Response Plans for the three operating areas. Both ocean and land response equipment were purchased, and personnel training will continue during 2002.

Environmental capital expenditures for the period 1997-2001 exceeded $145 million. As soon as the Smelter Expansion and Modernization project begins, the Company foresees significant environmental capital expenditures starting in 2002. Approximately $80 million have been budgeted for the smelter project in 2002.

                                                                             A50

Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, for unspecified amounts, seeking the delivery of substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Superior Court had denied plaintiffs' extraordinary appeal and affirmed the decision of the Supreme Court of Lima, which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court's decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The case is now pending before a labor court of first instance in Lima.

There is also pending against the Company a similar lawsuit filed by 127 additional former employees, for unspecified amounts. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical ground and remanded the case to the lower court for further proceedings. In December 1999, the lower court dismissed the complaint against the Company. Plaintiffs appealed this decision in January 2000 before the Superior Court. By the end of year 2000 the Superior Court rejected the appeal. Plaintiffs have filed an extraordinary appeal before the Supreme Court. The Supreme Court may grant discretionary review in limited cases.

In February 2002, the Company received notice that approximately 3,000 additional former employees intended to file a similar lawsuit, for unspecified amounts, seeking the delivery of a substantial number of investment shares. The Company does not have sufficient information to assess the merits of this new claim but intends to challenge its validity.

On December 28, 2000, a lawsuit was filed against the Company in the federal court in New York City. The lawsuit seeks unspecified compensatory and punitive damages for alleged personal injuries to eight persons resident in Peru arising from alleged releases into the environment from Company's operations in Peru. The lawsuit is similar to a suit filed in 1995 in Texas, for unspecified amounts, which was dismissed in 1996 by a U. S. district judge. That ruling was affirmed unanimously by a three-judge federal appeals court. The court made it clear that the claims of Peruvian residents should be tried in the courts of Peru, not in the United States.

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

                                                                             A51

19. Quarterly data (unaudited)

QUARTERS
(in millions, except per share data)

                                                2001                                              2000
                                                ----                                              ----
                            1st      2nd     3rd       4th      Year        1st     2nd        3rd        4th       Year
                         ===================================================================================================
Net sales                 $ 162.4  $162.8  $171.5    $160.8    $657.5     $163.1  $ 157.0    $ 185.1    $ 205.9    $711.1
Operating
  Income                  $  28.5  $ 19.8  $ 19.9    $ 21.0    $ 89.2     $ 26.7  $  29.3    $  44.8    $  48.8    $149.6

Net earnings before
 extraordinary loss       $  15.7  $  7.5  $ 11.6    $ 13.9    $ 48.7     $ 16.5  $  18.0    $  27.8    $  30.6    $ 92.9

Net earnings per share:
  Basic and diluted       $  0.20  $ 0.09  $ 0.14    $ 0.15    $ 0.58     $ 0.21  $  0.22    $  0.35    $  0.38    $ 1.16
Dividend per share        $  0.14  $ 0.10  $ 0.05    $ 0.07    $ 0.36     $ 0.06  $  0.05    $ 0.056    $ 0.174    $ 0.34

                                                                             A52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Peru Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Peru Copper Corporation and subsidiaries as of December 31, 2001 and 2000, and the related statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Southern Peru Copper Corporation and subsidiaries as of December 31, 1999, were audited by other auditors whose report dated March 10, 2000 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Peru Copper Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Phoenix, Arizona
March 20, 2002

                                                                             A53

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Southern Peru Copper Corporation

In our opinion, the accompanying consolidated statements of earnings, cash flows and changes in stockholders' equity present fairly, in all material respects, the results of operations and cash flows of Southern Peru Copper Corporation and its subsidiaries (the "Company") for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1999.


PricewaterhouseCoopers LLP

Denver, Colorado
March 10, 2000

                                                                             A54

PART III

Items 10, 11, 12, and 13

Reference is made to the Section captioned "Executive Officers of the Registrant" on pages A-13 to A-14. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 2002 Proxy Statement indicated below:

                                                                                                       Proxy Statement
Item           Required Information                      Proxy Statement Section                            Pages
----           --------------------                      -----------------------                       ---------------
10.            Directors and Executive                   Nominees for Election as Directors                 3 - 6
               Officers                                  Representing Common Stock and Nominees
                                                         for Election as Directors Representing
                                                         Class A Common Stock

11.            Executive Compensation                    Committee Reports on Executive                     10-14
                                                         Compensation through Employment
                                                         Agreements
                                                         Compensation of Directors                          17-18

12.            Security Ownership                        Security Ownership of Certain Beneficial           6 - 9
                                                         Owners and beneficial Ownership of
                                                         Management

13.            Certain Relationships                                                                        16-17
               and Related Transactions                  Certain Transactions

The information referred to above is incorporated herein by reference.

                                                                             A55

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements

     The following financial statements of Southern Peru Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                                      Form
                                                                                     10 - K
                                                                                      Pages
                                                                                     ------
          Consolidated Statement of Earnings for the years ended
          December 31, 2001, 2000 and 1999                                             A27

          Consolidated Balance Sheet at December 31, 2001 and 2000                     A28

          Consolidated Statement of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999                                             A29

          Consolidated Statement of Stockholders' Equity for the years
          ended December 31, 2001, 2000 and 1999                                       A30

          Notes to Consolidated Financial Statements                                 A31-A51

          Report of Independent Accountants                                          A52-A53

     2. Financial Statement Schedules

     Financial Statement Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3. Exhibits

     3.1   Restated Certificate of Incorporation, filed December 29, 1995
     3.2   Certificate of Decrease, filed February 29, 1996
     3.3   Certificate of Increase, filed February 29, 1996
     3.4   Certificate of Decrease, filed March 24, 1997
     3.5   Certificate of Increase, filed March 24, 1997
     3.6   Certificate of Amendment of Restated Certificate of
           Incorporation, filed January 18, 2002
     3.7   By-Laws, as last amended on February 3, 1998

     10.1  Form of Agreement Among Certain Stockholders of the Company.

     10.2 First Amendment to the Agreement Among Certain Stockholders of Southern Peru Copper Corporation

     10.3 Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

     10.4  Incentive Compensation Plan of the Company.

     10.5 Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999.

     10.6  Stock Incentive Plan of the Company.

                                                                             A56

     10.7  Form of Directors Stock Award Plan of the Company.

     10.8 Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999.

     10.9 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees.

     21.1  Subsidiaries of the Company.

     23.1  Consent of Independent Accountants (Arthur Andersen LLP).

     23.2  Consent of Independent Accountants
           (PricewaterhouseCoopers, LLP).

The exhibits listed as 10.4 through 10.9 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

     (B) Reports on Form 8-K filed in the fourth quarter of 2001 and the first quarter of 2002:
         None

     (C) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B1 through B3. Copies of the following exhibits are filed with this Form 10-K:

         3.6 Certificate of Amendment of Restated Certificate of Incorporation filed January 18, 2002
         21.1  Subsidiaries of the Company
         23.1  Consent of Independent Accountants (Arthur Andersen, LLP)
         23.2  Consent of Independent Accountants (PricewaterhouseCoopers, LLP)
         99.9  Representation required by SEC release 33-8070

Copies of exhibits may be acquired upon written request to the Secretary and the payment of processing and mailing costs.

                                                                             A57

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

                                    SOUTHERN PERU COPPER CORPORATION
                                    (Registrant)


                                    By:/s/ Oscar Gonzalez Rocha
                                       ------------------------
                                    Oscar Gonzalez Rocha
                                    President and General Director

Date:  March 25, 2002

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco                    Chairman of the Board,
------------------------------                    Chief Executive Officer
German Larrea Mota-Velasco                        and Director (principal
                                                  executive officer)

/s/ Oscar Gonzalez Rocha                          President and General
-------------------------                         Director
Oscar Gonzalez Rocha

/s/ Daniel Tellechea Salido                       Vice President, Finance
---------------------------                       and Director (principal
Daniel Tellechea Salido                           financial officer)

/s/ Ernesto Duran Trinidad                        Comptroller (principal
---------------------------                       accounting officer)
Ernesto Duran Trinidad

                                    DIRECTORS

/s/ German Larrea Mota-Velasco                    /s/ Genaro Larrea Mota-Velasco
------------------------------                    ------------------------------
German Larrea Mota-Velasco                        Genaro Larrea Mota-Velasco

/s/ Manuel Calderon Cardenas                      /s/ John F. McGillicuddy
---------------------------                       ------------------------
Manuel Calderon Cardenas                          John F. McGillicuddy


---------------                                   ----------------------
Jaime Claro                                       Robert A. Pritzker

/s/ Hector Garcia de Quevedo                      /s/ Jaime Serra Puche
----------------------------                      ---------------------
Hector Garcia de Quevedo                          Jaime Serra Puche

/s/ Xavier Garcia de Quevedo                      /s/ Daniel Tellechea Salido
----------------------------                      ---------------------------
Xavier Garcia de Quevedo                          Daniel Tellechea Salido

/s/ Oscar Gonzalez Rocha
---------------------------                       ---------------------
Oscar Gonzalez Rocha                              J. Steven Whisler


--------------------
Manuel J. Iraola

Date:  March 25, 2002

                                                                              B1

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                                             Page
Number                              Document Description                                            Number
----------                          --------------------                                            ------
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

3.6                 Certificate of Amendment of Restated Certificate of
                    Incorporation, filed January 18, 2002

3.7                 By-Laws, as last amended on February 3, 1998
                    (Filed as Exhibit 3.6 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference)

10.                 Material Contracts

10.1                Form of Agreement Among Certain Stockholders of the Company
                    (Filed as Exhibit 10.1 to the Company's Registration
                    Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No 33-97790 (the "Form S-4"), and incorporated herein by reference)

10.2                First Amendment to the Agreement Among Certain
                    Stockholders of Southern Peru Copper Corporation (Filed as an exhibit to the Company's Report on Form 10-Q for the third quarter of 2001 and incorporated herein by reference)


                                                                              B2

Sequential
Exhibit                                                                                                     Page
Number                           Document Description                                                       Number
------                           --------------------                                                       ------
10.3                Tax Stability Agreement, dated August 8, 1994, between the
                    Government of Peru and the Company regarding SX/EW facility
                    (and English translation)
                    (Filed as Exhibit 10.3 to the Company's Form S-4 and
                    incorporated herein by reference)

10.4                Incentive Compensation Plan of the Company
                    (Filed as Exhibit 10.11 to the Company's Form S-4 and incorporated herein by reference)

10.5 Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999
                    (Filed as Exhibit 10.4 to the Company's 1999 Annual Report on Form 10-K and incorporated herein by reference)

10.6                Stock Incentive Plan of the Company
                    (Filed as an Exhibit to the Company's Registration Statement on Form S-8 dated March 25, 1996 (Registration No. 333-2736) and incorporated herein by reference)

10.7                Form of Directors Stock Award Plan of the Company
                    (Filed as Exhibit 10.16 to the Company's Form S-4 and incorporated herein by reference)

10.8 Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999
                    (Filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K and incorporated herein by reference)

10.9 Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected
                    Employees (Filed as Exhibit 10.17 to the Company's Form S-4 and incorporated herein by reference)

21.1                Subsidiaries of the Company

23.1                Consent of Independent Accountants
                    (Arthur Andersen, LLP)

23.2                Consent of Independent Accountants
                     (PricewaterhouseCoopers, LLP)

99.9                Representation required by SEC release 33-8070