Form 10-K/A
period 2001-12-31
SOUTHERN PERU COPPER CORP/
filed 2002-04-30
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                2001 FORM 10-K/A

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

EXPLANATORY NOTE:

This Amendment No. 1 to Part III of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 is being filed solely for the purpose of adding the information called for by said Part III.

PART III

Items 10, 11, 12, and 13

Reference is made to the Section captioned "Executive Officers of the Registrant" on pages A-13 to A-14. Information in response to the disclosure requirements specified by these items is set forth below:

Item 10. Nominees for Election as Directors of the Registrant Representing the Common Stock.

                                                                                 DIRECTOR
             COMMON STOCK DIRECTOR                                       AGE      SINCE
John F. McGillicuddy.     Director of United Steel Corporation and       71        1996
                          Empire HealthChoice, Inc.  From December
                          1991 until December 1993, Mr. McGillicuddy
                          was Chairman of the Board and Chief
                          Executive Officer of the Chemical Banking
                          Corporation and Chemical Bank. Mr.
                          McGillicuddy was Chairman of the Board and
                          Chief Executive Officer of Manufacturers
                          Hanover Trust Company from 1979 to 1991.

On February 17, 2002, Ambassador Everett E. Briggs resigned from the Board of Directors because he felt that he could not devote sufficient time and attention needed to carry out his responsibilities to the Company and to the Common Stockholders whom he represented since 1996. The Board of Directors is in the process of selecting a nominee to replace Ambassador Everett E. Briggs. Information on the nominee for election by the Common Stockholders to replace Ambassador Everett E. Briggs will be provided in a timely fashion to the stockholders in the final proxy statement issued in connection with the 2002 Annual Meeting of Stockholders.

Nominees for Election as Directors of the Registrant Representing the Class A Common Stock.

       CLASS A COMMON                      AGE   POSITION
       STOCK DIRECTOR
      German Larrea Mota-Velasco..........  48   Chairman of the Board, Chief
                                                 Executive Officer and Director
       Oscar Gonzalez Rocha...............  64   President and Director
       Manuel Calderon Cardenas...........  69   Director
       Jaime Claro........................  66   Director
       Hector Garcia de Quevedo Topete....  51   Director
       Xavier Garcia de Quevedo Topete....  55   Director
       Harold S. Handelsman...............  55   Nominee
       Manuel J. Iraola...................  54   Director
       Genaro Larrea Mota-Velasco.........  42   Director


       Armando Ortega Gomez...............  41   Nominee
       Jaime Serra Puche..................  51   Director
       Daniel Tellechea Salido............  56   Vice President and Director
       J. Steven Whisler..................  47   Director

      GERMAN LARREA MOTA-VELASCO, Director. Mr. Larrea has been Chairman of the Board and Chief Executive Officer of the Company since December 1999 and Director since November 1999. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994. Mr. Larrea has been chairman of the Board and Chief Executive Officer of Grupo Minero Mexico (mining division) since 1994 and of Grupo Ferroviario Mexicano (railroad division) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been member of the Board of Directors since 1981. He is also Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de Mexico (holding); Perforadora Mexico (drilling company), Mexico Compania Constructora (construction company), Fondo Inmobiliario (real estate company), since 1992. He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the Company was sold. He has been Chairman and Chief Executive Officer of Asarco from November 1999 to present, and its President from November 1999 to January 2000. He is also a director of Grupo Comercial America, S.A., Grupo Bursatil Mexicano S.A., Bolsa Mexicana de Valores, Grupo Televisa, S.A. de C.V. and Banco Nacional de Mexico, S.A.

      OSCAR GONZALEZ ROCHA, Director. Mr. Gonzalez has been President of the Company since December 1999 and Director since November 1999. He was Managing Director for Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea, S.A. de C.V. from 1990 to 1999. He has been an alternate director of Grupo Mexico since 1988 and a director of Asarco since
November 1999.

      MANUEL CALDERON CARDENAS, Director. Mr. Calderon has been a Director of the Company since November 1999. He has been the Director of Mine Planning and Control of Grupo Mexico, S.A. de C.V. since 1994 and a director of Asarco since November 1999.

      JAIME CLARO, Director. Mr. Claro has been a Director of the Company since September 1996. Mr. Claro has been an advisor to The Marmon Group since October 1997, and he is also Chairman and a director of ME Global Inc, Vice Chairman of Cia. Electro Metalurgica S.A. and Quemchi S.A., Chairman of Chilean Line Inc., a director of Cia. Sud Americana de Vapores, S.A., Cristaleria de Chile S.A. and Navarino S.A., and advisor to the Board of Compania Libra de Navegacao.

      HECTOR GARCIA DE QUEVEDO TOPETE, Director. Mr. Garcia de Quevedo has been a Treasurer and Director since May 9, 2000. He has also been Managing Director for Grupo Mexico, S.A. de C.V. since 1999. He was Advisor to the Chairman and Chief Executive Officer of Grupo Mexico from 1994 to 1998. He and Mr. Xavier Garcia de Quevedo Topete are brothers.

      XAVIER GARCIA DE QUEVEDO TOPETE, Director. Mr. Garcia de Quevedo has been a Director of the Company since November 1999. He has been the President
of Minera Mexico, S. A. de C. V. since September 1, 2001.   He was Managing
Director of Grupo Ferroviario Mexicano, S.A. de C.V. and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and acted as Managing Director of Exploration and Development of Grupo Mexico, S.A. de C.V. from 1994 to 1997. He has been an alternate director of Grupo Mexico since 1998. He has been a director of Asarco since November 1999 and was its

President from January 2000 to September 1, 2001.

      HAROLD S. HANDELSMAN, Nominee. Mr. Handelsman is Executive Vice President and General Counsel of The Pritzker Organization, LLC, a private investment firm, since 1998. Mr. Handelsman has also been a senior executive officer of the Hyatt Corporation since 1978, currently serving as Senior Vice President, Secretary and General Counsel, and is a director of First Health Group Corp. (a managed care organization) and a number of private corporations. He received a B. A. degree from Amherst College in 1968 and a
J. D. degree from Columbia University in 1973.

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

      GENARO LARREA MOTA-VELASCO, Director. Mr. Larrea was Vice President, Commercial of the Company from December 1999 to April 25, 2002, and has been a Director since November 1999. He was Managing Director, Commercial of Grupo Mexico from 1994 to August 30, 2001 and has been a director of Grupo Mexico from 1994 to date. He has been Director and President of Asarco from September 1, 2001 to present. Previously he was a Director and Vice President and Chief Commercial Officer of Asarco from November 1999 to September 1, 2001. He and Mr. German Larrea Mota-Velasco are brothers.

      ARMANDO ORTEGA GOMEZ, Nominee. Mr. Ortega has been Vice President-Legal and Secretary of the Company since April 25, 2002. Previously, he was an Assistant Secretary of the Company from July 25, 2001 to April 25, 2002. He has been Senior Vice President and General Counsel of Grupo Mexico since May 2001. He is also an Assistant Secretary of Grupo Mexico and Asarco. Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from 1997 to May 2001, and was a negotiator for international matters for said Ministry from 1989 to May 2001.

      JAIME SERRA PUCHE, Director. Mr. Serra has been senior partner of Serra Associates International, a Mexican consulting firm for legal and economic matters for the last five years. He served as Mexico's Undersecretary of Revenue, Secretary of Trade and Secretary of Finance. Mr. Serra led the negotiation and implementation of NAFTA, the promotion of the conclusion of the Uruguay Round and the creation of the WTO. He headed the negotiation of free trade agreements with Chile, Colombia, Venezuela, Bolivia and Costa Rica, and founded the Mexican Investment Board and the Federal Competition Commission of Mexico. He serves on the Board of Directors of The Mexico Fund, Inc., Grupo Ferroviario Mexicano, S.A. de C.V., Bardahl, PVI, Tamsa, Vitro and Regional Market Makers. He was also a trustee of the Yale Corporation and currently co-chairs The President's Council on International Activities of Yale University. He is also a member of The Trilateral Commission and The U.S.-Mexico Bilateral Council.

      DANIEL TELLECHEA SALIDO, Director. Mr. Tellechea has been Vice President, Finance of the Company since December 1999 and Director since November 1999. He has been Managing Director for Administration and Finance of Grupo Mexico since 1994 and an Alternate Director since 1998. He was Managing Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1993 and has been Director, Vice President and Chief Financial Officer of Asarco since

November 1999.

      J. STEVEN WHISLER, Director. Mr. Whisler has been a Director of the Company since June 1995. He has been Chairman, President and Chief Executive Officer of Phelps Dodge Corporation since May 2000,and previously its President and Chief Operating Officer since December 1997, and its Senior Vice President from 1988 until December 1997. He was President of Phelps Dodge Mining Company from 1991 until September 1998. He is a Director of Phelps Dodge Corporation, Burlington Northern Santa Fe Corporation, America West Holdings Corporation, and its principal subsidiary, America West Airlines, Inc.

Item 11.  Executive Compensation

COMMITTEE REPORTS ON EXECUTIVE COMPENSATION

  COMPENSATION COMMITTEE

      The Compensation Committee of the Board of Directors of the Company furnished the following report on compensation of executive officers in 2001. Since December 17, 1999, this Committee is composed of the entire Board of Directors. The Committee did not meet in 2001.

      In 2001 the only executive officers compensated by the Company were Mr. Oscar Gonzalez Rocha, the President of the Company and Hans A. Flury, the then Secretary of the Company. The base salary of Mr. Gonzalez Rocha was determined by Grupo Mexico, the controlling indirect stockholder of the Company, and is reflected in an employment agreement mandated by Peruvian law. The base salary of Hans A. Flury, a long-time employee of the Company, was also determined by Grupo Mexico. Mr. Flury is a Peruvian national and is not covered by an employment agreement. The base salaries of the executives follow the guidelines of salaries of other key employees of the Company in Peru. The other items of the compensation paid in 2001 to the executives are consistent with compensation paid to other key employees of the Company in Peru or are mandated by Peruvian law. In 2001 Grupo Mexico approved incentive cash payments to the executives in recognition of their performance, which exceeded expectations. The incentive cash payments are reflected in the Summary Compensation Table.

      The Compensation Committee did not award cash incentive compensation to be paid to each of the Company's executive officers with respect to 2001 performance. Annual cash incentive payments to key salaried employees of the Company are determined by the Compensation Committee under the Southern Peru Copper Corporation Incentive Compensation Plan. A target level of annual incentive compensation is established for each eligible employee based on the level of responsibility attached to such employee's position. For executive officers these targets are set at competitive median levels. The officers' levels of responsibility are determined by the Compensation Committee after review of substantially equivalent positions among the Company's peers.

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

   THE BOARD OF DIRECTORS:
   Manuel Calderon Cardenas              Genaro Larrea Mota-Velasco
   Jaime Claro                           John F. McGillicuddy
   Hector Garcia de Quevedo Topete       Robert A. Pritzker
   Xavier Garcia de Quevedo Topete       Jaime Serra Puche
   Oscar Gonzalez Rocha                  Daniel Tellechea Salido
   Manuel J. Iraola                      J. Steven Whisler
   German Larrea Mota-Velasco

  STOCK INCENTIVE PLAN COMMITTEE

      The Stock Incentive Plan Committee of the Board of Directors of the Company administers the Company's Stock Incentive Plan. The members of the Committee were Amb. Everett E. Briggs and Mr. John F. McGillicuddy in 2001. The Committee did not meet in 2001.

      The Committee selects officers and other employees for participation and decides upon the timing, pricing and amount of awards and benefits granted under the Stock Incentive Plan. The members of the Stock Incentive Plan Committee are non-employee directors who satisfy the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

      No long-term incentive compensation was awarded in 2001. Long-term incentive compensation consists of awards of restricted stock and/or stock options and are designed to link the interests of executive officers and selected employees with those of stockholders by providing an incentive to manage the business of the Company as an owner with an equity stake. Awards generally are made to selected officers and employees, and are made within long-term incentive targets based upon analyses by the Company's compensation consultant and consideration of each executive's and employee's performance. In the case of the Chief Executive Officer, the Committee also considers his performance and responsibility in directing the Company's performance.

                  THE STOCK INCENTIVE PLAN COMMITTEE:
                  Ambassador Everett E. Briggs (until February 17, 2002) John F. McGillicuddy

EXECUTIVE COMPENSATION

      Set forth below is certain information concerning the compensation for services in all capacities to the Company for fiscal year 2001 of Mr. Oscar Gonzalez Rocha, the Company's President and Chief Operating Officer, and Mr. Hans A. Flury, the former Secretary of the Company. Mr. German Larrea, the Company's Chairman and Chief Executive Officer, received no compensation from the Company in 2001 for services other than as a director. In addition, during 2001 the Company paid no compensation to any other executive officer other than directors' fees to those executive officers also serving as directors of the Company.

==============================================================================
                           Summary Compensation Table

                                           ANNUAL COMPENSATION

  NAME                       YEAR     SALARY    BONUS     OTHER ANNUAL      ALL OTHER
  ----                       ----     ------    -----     COMPENSATION(a)  COMPENSATION(b)
------------------------------------------------------------------------------------------
Oscar Gonzalez Rocha........  2001   $304,532  $72,209    $78,398             $56,563
Hans A. Flury ............... 2001   $155,019  $24,970    $101,901            $50,873

------------------------

(a) Other Annual Compensation consists mainly of Company sponsored programs or compensation mandated by Peruvian law. Compensation amounts exceeding 25% of a named officer's total Other Annual Compensation in 2001 were as follows: Oscar Gonzalez Rocha, a Peruvian mandated vacation bonus of $24,603 and a $51,922 bonus for national holidays and Christmas, also mandated by Peruvian law; Hans A. Flury, $38,755 relating to a Peruvian mandated benefit, which requires the payment of five percent of the monthly salary for each period of five years of service and a $35,736 bonus for national holidays and Christmas.

(b) Amounts shown reflect a maintenance fee of $5,943 for a corporate residence of the President in Lima, Peru, profit participation mandated by Peruvian law in the earnings of the Peruvian Branch of the Company severance benefits and other compensation mandated by Peruvian law. Peruvian law requires one month of regular income each year to be accrued for severance benefits for each employee (whether Peruvian or expatriate) working in Peru. Peruvian law requires a deposit of one twelfth of an employee's annual salary, vacation, travel, national holidays, Christmas, dependents and service award bonus, as applicable, in a bank account of the employee's choosing each year. The money accrues interest until the employee terminates employment, at which time the employee is eligible to receive the funds. Under this program, $37,955 and $24,925 in severance benefits were deposited on behalf of Mr. Oscar Gonzalez Rocha and Mr. Hans A. Flury, respectively. Peruvian law also requires the payment of a participation in the pre-tax earnings of the Peruvian Branch of the Company. Under this program, Mr. Oscar Gonzalez Rocha received $12,664 and Mr. Flury received $8,869. The Company paid $17,079 to Mr. Hans Flury, pursuant to the requirements of the Peruvian private pension system (AFP).

OPTION GRANTS, EXERCISES, AND FISCAL YEAR-END VALUES

      No options were granted in 2001.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

      No options were exercised in 2001.

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

COMPENSATION OF DIRECTORS

      During 2001 directors who were not compensated as employees of the Company were paid a basic fee of $15,000 plus $1,000 for attendance at each meeting of the Company's Board or of any Committee of the Board. The Company has a Directors' Stock Award Plan pursuant to which directors who are not compensated as employees of the Company are entitled to an award of 200 shares of Common Stock upon election to the Board and 200 additional shares of Common Stock following each annual meeting of stockholders thereafter.

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

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

      Set forth below is a line graph comparing the yearly percentage change in the cumulative total return on the Company's Common Stock against the cumulative total return on the S&P Composite 500 Stock Index and the S&P Metals

Miscellaneous Group Index for the five-year period ending December 31, 2001. The Company's Common Stock commenced trading on the New York Stock Exchange on January 5, 1996. The chart below analyzes the total return on SPCC's Common Stock for the period commencing December 31, 1996 and ending December 31, 2001, compared to the total return of the S&P 500 and the S&P Metals Miscellaneous Group for the five-year period commencing December 31, 1996 and ending December 31, 2001. In 1997, SPCC's stock declined 1.48% compared to a positive return of 33.38% for the S&P 500 and a negative return of 32.80% for the S&P Metals Miscellaneous Group. In 1998, SPCC's Stock provided a negative return of 26.23% compared to a positive return of 28.57% for the S&P 500 and a negative return of
27.99 % for the S&P Metals Miscellaneous Group. In 1999, SPCC's Stock provided a positive return of 65.57% compared to a positive return of 21.03% and 90.07% for the S&P 500 and the S&P Metals Miscellaneous Group, respectively. In 2000, SPCC's stock fell 14.42% compared to a negative return of 9.09% for the S&P 500 and a decline of 30.37% for the S&P Metals Group. In 2001 SPCC's stock declined 4.55% compared to a negative return of 13.04% for the S&P 500 and a negative return of 21.76% for the S&P Metals Miscellaneous Group.


==============================================================================
               Comparison of Five Year Cumulative Total Return

             SPCC, S&P 500 Index & S&P Metals Misc. Group Index**


                               [LINE CHART OMITTED]


                         SPCC          S&P500         S&P METALS
                       -------         ------         ----------

         1996           100.00         100.00          100.00
         1997            98.52         133.38           67.20
         1998            72.68         171.48           48.39
         1999           120.34         207.55           91.97
         2000           102.98         188.69           64.04
         2001            98.30         164.08           50.11


==============================================================================

** ASSUMES $100 INVESTED ON 12/31/96 IN SPCC COMMON STOCK, S&P 500 INDEX AND S&P METALS GROUP INDEX

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

                                   COMMON STOCK                CLASS A COMMON STOCK
                                   ------------                --------------------
                                                         SHARES OF
                             SHARES OF    PERCENT         CLASS A     PERCENT OF
                              COMMON         OF           COMMON     OUTSTANDING   PERCENT OF
                              STOCK      OUTSTANDING      STOCK       CLASS A     OUTSTANDING   VOTING
                           BENEFICIALLY   COMMON       BENEFICIALLY   COMMON        CAPITAL    PERCENTAGE
                               OWNED      STOCK           OWNED        STOCK         STOCK        (a)
                               -----      -----           -----        -----         -----        ---
Southern Peru Holdings
Corporation(b)
  2575 E. Camelback
  Road, Suite 500,
  Phoenix, AZ 85016             -           -          43,348,949      65.8%        54.2%       63.1%
Cerro Trading Company,
Inc.(c)
  225 West Washington
  Street
  Suite 1900
  Chicago, IL 60606             -           -          11,378,088      17.3         14.2        16.6
Phelps Dodge
Overseas
Capital
Corporation(d)
  600 North Central Avenue
  Phoenix, AZ 85004             -           -          11,173,796      16.9         14.0        16.3
The Pritzker Family
Philanthropic Fund
  200 West Madison Street
  Chicago, IL 60606            2,850,000   20.2%           -             -           3.6         0.8

      -----------------------------

      (a) The Company's Certificate provides that, except with respect to the election of directors or as required by law, the Common Stock and the Class A Common Stock vote together as a single class, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to five votes.

      (b) A subsidiary of ASARCO Incorporated, an indirect wholly-owned indirect subsidiary of Grupo Mexico, S.A. de C.V. On November 17, 1999 Grupo Mexico acquired the outstanding common stock of Asarco following a tender offer. The stock of Southern Peru Holdings Corporation was pledged by Asarco to a syndicate of banks in connection with the financing of the tender offer. Asarco is contemplating a transaction in which Southern Peru Holdings Corporation would sell all its SPCC stock to Asarco's immediate parent corporation, Americas Mining Corporation. As of December 31, 2001, Asarco had acquired 185,600 shares of Common Stock of the Company.

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

BENEFICIAL OWNERSHIP OF MANAGEMENT

      The information set forth below as to the shares of Common Stock of the Company beneficially owned by the nominees, directors and executive officers named in the Summary Compensation Table below and by all nominees, directors and officers as a group is stated as of December 31, 2001.

                        SOUTHERN PERU COPPER CORPORATION

                                                           SHARES OF
                                                                 THE
                                                           COMPANY'S
                                                        COMMON STOCK    PERCENT OF
                                                        BENEFICIALLY   OUTSTANDING
                                                            OWNED(a)  COMMON STOCK
                                                            --------  ------------
     Manuel Calderon Cardenas...........................          600           (c)
     Jaime Claro(b).....................................        1,200           (c)
     Hector Garcia de Quevedo Topete....................          400           (c)
     Xavier Garcia de Quevedo Topete....................          600           (c)
     Oscar Gonzalez Rocha...............................          200           (c)
     Harold S. Handelsman...............................            0
     Manuel J. Iraola...................................          400           (c)
     Genaro Larrea Mota-Velasco.........................          600           (c)
     German Larrea Mota-Velasco(d)......................          600           (c)
     John F. McGillicuddy...............................        1,400           (c)
     Armando Ortega Gomez...............................            0
     Jaime Serra Puche..................................          400           (c)
     Daniel Tellechea Salido............................          600           (c)
     J. Steven Whisler(b)...............................        1,400           (c)
     Hans A. Flury......................................        4,624           (c)
     All nominees, directors and officers as a group
       (e)  (17 individuals)............................       13,024

---------------------------

(a) Information with respect to beneficial ownership is based upon information furnished by each nominee, director or officer. Except as noted below, all nominees, directors and officers have sole voting and investment power over the shares beneficially owned by them.

(b)   See also the information below on Common Stock Equivalents.

(c)   Less than .5%.

(d) Mr. Larrea disclaims beneficial ownership over the shares of the Company owned by Asarco, which in turn is controlled by Grupo Mexico.

(e) Hans A. Flury has the right to acquire 18,300 shares of the Company's Common Stock through the exercise of options granted under the Company's Stock Incentive Plan.

 COMMON STOCK EQUIVALENTS

      The following table sets forth the per share number of Common Stock Equivalents credited as of December 31, 2001, to the accounts of the Company's directors under the Company's Deferred Fee Plan for Directors. Under the Plan, payments are made in cash following retirement depending on the market value of the Common Stock at that time. Amounts shown reflect the number of share equivalents credited under the Plan plus dividends credited. For additional information regarding the Plan, see "Compensation of Directors" below.

                                                      DEFERRED FEE PLAN

DIRECTOR                                           COMMON STOCK EQUIVALENTS
Jaime Claro......................................             9,026
J. Steven Whisler................................             3,623
                                                             ------
       Total.....................................            12,649

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

                                                                 BENEFICIAL
DIRECTOR/OFFICER                                                 OWNERSHIP
Xavier Garcia de Quevedo Topete................................     58,887
German Larrea Mota-Velasco..................................... 37,650,000
Genaro Larrea Mota-Velasco.....................................  2,652,681
Oscar Gonzalez Rocha...........................................    203,203
Armando Ortega Gomez...........................................      6,604
Daniel Tellechea Salido........................................     52,395
                                                                ----------
       Total................................................... 40,623,770

      Except as set forth above, and to the knowledge of the Company, none of the nominees, directors and executive officers named in the Summary Compensation Table beneficially own any equity security of Grupo Mexico.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Grupo Mexico and its affiliates provide various support services to the Company. In 2001, these activities were principally related to accounting, legal, tax, treasury, price risk assessment and hedging and administrative support services. Grupo Mexico is reimbursed for these support services. The total amount paid by the Company to Grupo Mexico for such services in 2001 was $7 million.

      The Class A Common Stockholders and/or their affiliates purchase copper products from the Company from time to time at prices determined on an arm's-length basis by reference to the LME and COMEX market price for copper at such time. Management believes these transactions to be on terms as favorable as could be obtained from unaffiliated parties. The Company expects that its policy of determining prices for related party transactions on an arm's-length basis by reference to the LME or COMEX market prices for copper at the time of any such transaction will be continued. Sales of copper to the Class A Common Stockholders and/or their affiliates amounted to $28.2 million in 2001.

      Minera Mexico Internacional, Inc. ("MMI") and Asarco, subsidiaries of Grupo Mexico, purchased copper products from SPCC during 2001 in the amount of $10.4 million. German Larrea Mota Velasco, Manuel Calderon Cardenas, Hector Garcia de Quevedo Topete, Xavier Garcia de Quevedo Topete, Genaro Larrea Mota-Velasco, Armando Ortega Gomez, and Daniel Tellechea Salido are executive officers of Grupo Mexico and/or of Asarco. Each is a director of the Company. Mr. Armando Ortega Gomez is a nominee for election selected to represent Grupo Mexico and Asarco. The directors are also members of the Compensation Committee of the Company.

      Phelps Dodge Refining Corporation, an affiliate of Phelps Dodge and Phelps Dodge Corporation, affiliated companies of a shareholder of the Company, purchased copper products from the Company in the amount of $(0.3) million in 2001. J. Steven Whisler is Chairman of the Board, President and Chief Executive Officer of Phelps Dodge Corporation. Manuel J. Iraola is President of Phelps Dodge Industries, a division of Phelps Dodge Corporation. Messrs. Whisler and Iraola are directors of the Company and members of the Compensation Committee.

      Cerro Wire & Cable Co. and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC, purchased copper products from the Company during 2001 in the amount of $18.1 million. Mr. Robert A. Pritzker was President and Chief Executive Officer of The Marmon Group, Inc. until January 2002, and had served in that position for over forty-seven years. Mr. Jaime Claro has been an advisor to The Marmon Group since October 1997. Messrs. Pritzker and Claro are directors of the Company and members of the Compensation Committee.

      Additionally, in 2001, the Company purchased from Asarco ten used 200-ton Le Torneau haulage trucks for the Toquepala mine for a total purchase price of $5.2 million, including spare parts. In compliance with Peruvian regulations related to the importation of used vehicles, the trucks were independently appraised at fair market value at the time of the purchase.

      During 2001, the Company contracted an aggregate of approximately $2.2 million for shipping services to and from Peru by Cia. Sud Americana de Vapores, S.A. ("CSAV"), and a subsidiary company. CSAV is a company indirectly controlled by Quemchi, S.A. Mr. Jaime Claro is Vice Chairman of Electro and Quemchi, S.A., and his direct and indirect family interests in both companies exceed 10%. Mr. Claro is also Chairman of Chilean Line Inc.,
which is the agent for and is owned by CSAV.   Mr. Claro is a Director of the
Company and a member of the Compensation Committee.

      The Company believes that the foregoing transactions were entered into on arm's-length bases on terms as favorable as could be obtained from other third parties. It is anticipated that in the future the Company will enter into similar transactions with the same parties.

      As of December 31, 2001, the Company had receivables of $8.7 million and $8.6 million related to sales of copper in the years 2000 and 2001 to Asarco and MMI, respectively. Also as of such date, the Company had receivables of $0.8 million related to the purchase of concentrates in the year 2001 made from Mexicana de Cobre, S. A. de C. V. ("MC"), resulting from the final liquidation of the sale. Of those amounts, receivables of $8.0 million, $5.9 million and $0.8 million from Asarco, MMI and MC, respectively, were due on December 31, 2001. Additionally, receivables of $0.7 million due from Asarco and $2.7 million due from MMI will mature in March 2002.

      As of March 8, 2002, the Company had collected $5.2 million, $3.6 million and $0.8 million from Asarco, MMI and MC, respectively. Asarco and MMI each have agreed with the Company that they will pay the outstanding balances of $3.5 million and $5.0 million before June 30, 2002 or in the future through a reduction in dividends and management fees. As of December 31, 2001, the Company had a payable to Asarco of $2.0 million related to the purchase of the used haulage trucks, amount that was part of the collection of March 8, 2002.

SIGNATURES

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

Dated:  April 30, 2002