Form 10-Q
period 2002-03-31
SOUTHERN PERU COPPER CORP/
filed 2002-05-14
CIK 1001838

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2002
First Quarter
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-3849074 (I.R.S Employer Identification No.)
2575 East Camelback Rd. Phoenix, AZ (Address of principal executive offices)	85016 (Zip Code)

(602) 977-6500
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, there were outstanding 14,103,157 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

SOUTHERN PERU COPPER CORPORATION
AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statement of Earnings Three Months ended March 31, 2002 and 2001	2
	Condensed Consolidated Balance Sheet March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statement of Cash Flows Three Months ended March 31, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5-7
Items 2 and 3.	Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk	8-12
Report of Independent Public Accountants		13
Part II. Other Information:
Item 5	—Exhibits and Reports on Form 8-K	14
Signatures		15
Exhibit 15	—Independent Public Accountants Awareness Letter	16

SOUTHERN PERU COPPER CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2002	2001
Net sales:
Related parties	$2,157	$7,254
Others	134,037	155,166

Total net sales	136,194	162,420

Operating costs and expenses:
Cost of sales	87,502	103,014
Administrative and other expenses	7,076	7,114
Depreciation and depletion	16,221	20,825
Exploration expense	1,299	2,949

Total operating costs and expenses	112,098	133,902

Operating income	24,096	28,518
Interest income	727	2,754
Other income (expense)	1,192	(373)
Interest expense	(4,003)	(7,001)

Earnings before taxes on income, minority interest of investment shares and extraordinary loss	22,012	23,898
Taxes on income	7,086	7,902
Minority interest of investment shares in income of Peruvian Branch	110	297

Earnings before extraordinary loss	14,816	15,699
Extraordinary loss from early extinguishment of debt net of income tax benefits of $3,995	8,417	—

Net earnings	$6,399	$15,699

Per common share amounts:
Earnings before extraordinary loss	$0.19	$0.20
Extraordinary loss from early extinguishment of debt net of income tax benefits	0.11	—

Net earnings—basic and diluted	$0.08	$0.20

Dividends paid	$0.07	$—

Weighted average common shares outstanding (Basic)	80,004	80,001

Weighted average common shares outstanding (Diluted)	80,006	80,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN PERU COPPER CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2002	December 31, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94,598	$212,857
Marketable securities	16,632	—
Accounts receivable, net	55,412	81,827
Inventories	115,588	101,030
Other assets	30,737	30,931

Total current assets	312,967	426,645
Net property	1,399,965	1,376,777
Other assets	10,703	17,995

Total Assets	$1,723,635	$1,821,417

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$122,914
Accounts payable	53,658	53,617
Accrued liabilities	42,006	44,422

Total current liabilities	95,664	220,953

Long-term debt	299,043	273,121
Deferred income taxes	89,567	88,615
Other liabilities and reserves	15,496	15,252

Total non-current liabilities	404,106	376,988

Commitments and Contingencies
MINORITY INTEREST	13,915	14,021

STOCKHOLDERS' EQUITY
Common stock (a)	261,628	261,625
Retained earnings	948,322	947,830

Total Stockholders' Equity	1,209,950	1,209,455

Total Liabilities, Minority Interest and Stockholders' Equity	$1,723,635	$1,821,417

(a) Common shares: Authorized	34,099	34,099
Outstanding	14,103	14,103
Class A common shares Authorized and Outstanding	65,901	65,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN PERU COPPER CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Net earnings (loss)	$6,399	$15,699
Extraordinary loss, pre tax	12,412	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and depletion	16,221	20,825
Provision for deferred income taxes	1,006	2,125
Minority interest of labor shares	110	297
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	26,414	71,969
Inventories	(14,556)	(16,784)
Accounts payable and accrued liabilities	(1,165)	3,228
Other operating assets and liabilities	173	403
Foreign currency transaction losses	1,129	1,704

Net cash provided by operating activities	48,143	99,466

INVESTING ACTIVITIES
Capital expenditures	(40,984)	(27,523)
Purchase of marketable securities	(16,632)	—
Sales of property	3	13

Net cash used for investing activities	(57,613)	(27,510)

FINANCING ACTIVITIES
Cash paid for early extinguishment of debt	(11,404)	—
Debt repayment	(122,914)	(4,246)
Proceeds from borrowings	25,922	400,000
Escrow (deposits), withdrawals on long-term loans	6,991	—
Dividends paid to common stockholders	(5,905)	—
Distributions to minority interest	(95)	—
Treasury stock transaction	3	—
Labor Shares purchased	(129)	(395)

Net cash provided from (used for) financing Activities	(107,531)	395,359

Effect of exchange rate changes on cash	(1,258)	(1,902)

Increase (decrease) in cash and cash equivalents	(118,259)	465,413
Cash and cash equivalents, at beginning of period	212,857	149,088

Cash and cash equivalents, at end of period	$94,598	$614,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN PERU COPPER CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.
In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The condensed financial statements as of March 31, 2002 and 2001 have been subjected to a review by Arthur Andersen LLP, the Company's independent public accountants, whose report dated April 24, 2002, is presented on page 13. The results of operations for the three months period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K.

B.
Inventories were as follows:

	March 31, 2002	December 31, 2001
	(In millions)
Metals at lower of average cost or market:
Finished goods	$11.2	$1.8
Work-in-process	51.7	45.9
Supplies at average cost	52.7	53.3

Total inventories	$115.6	$101.0

  For explanation of increase in the inventory of finished goods, please refer to "Net Sales", on page 9.

C.
At March 31, 2002, the Company has recorded sales of 1.1 million pounds of copper, at a provisional price of $0.75 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices in the month of settlement, which will occur in the second quarter of 2002.

D.
In the first quarter of 2002, the Company changed the estimated lives of some machinery and equipment. This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $3 million in the first quarter of 2002.

E.
Commitments and Contingencies:

  Litigation:

  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a decision of a court of first instance, which had been adverse to the Company. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Supreme Court had denied plaintiffs' extraordinary appeal and affirmed the decision of the Superior Court of Lima, which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court's decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The case is now pending before a labor court of first instance in Lima.

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

  In February 2002, the Company received notice that approximately 3,000 additional former employees intended to file a similar lawsuit, for unspecified amounts, seeking the delivery of a substantial number of investment shares. The conciliation hearing took place and was concluded when no agreement was reached. The plaintiffs may now file a lawsuit against the Company. The Company will challenge the claim.

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

F.
Impact of New Accounting Standards:

  In September 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied, starting with fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement effective January 1, 2002 and such adoption did not have a material impact on the condensed consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on the results of operations and financial condition.

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). The Company adopted this statement effective January 1, 2002, and its implementation did not materially affect its results of operations or financial condition.

PART I ITEM 2 AND ITEM 3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company reported net earnings of $6.4 million, or 8 cents per common share, for the first quarter ended March 31, 2002 compared with net earnings of $15.7 million, or 20 cents per common share, for the first quarter of 2001. The decrease in earnings in the first quarter of 2002 is primarily the result of lower sales and lower copper prices when compared with the first quarter of 2001, and an extraordinary loss from early extinguishment of debt. The average price for copper on the London Metal Exchange (LME) was 71 cents per pound for the first quarter of 2002 compared with 80 cents per pound in the first quarter of 2001. The average price for copper on the New York Commodity Exchange (COMEX) was 72 cents per pound for the first quarter of 2002, compared with 82 cents per pound in the first quarter of 2001.

        Mine copper production increased 8.5% to 188.7 million pounds in the first quarter of 2002, compared with the first quarter of last year. Higher ore grades and throughput at both mines were responsible for the increase in production. SX/EW production reached 31.7 million pounds during the first quarter of 2002, an increase of 1.8 million pounds of copper over the similar period in 2001, as a result of the completion of the SX/EW plant expansion at the end of October 2001. Copper concentrates smelted at the Ilo smelter increased by 9.5% and blister copper production increased by 11.6% during the first quarter of 2002, compared with the similar period in 2001, reaching a total of 297,743 and 76,302 metric tons, respectively. The refined copper production at the Ilo refinery increased 2.3% to 152.5 million pounds in the first quarter of 2002, compared with the same period last year. These increases are due to improved production efficiencies at the smelter and Ilo refinery.

        On February 1, 2002, SPCC prepaid and canceled the balance of the $150 million Secured Export Notes that were placed in 1997 in the United States and international markets. A premium of $11.4 million and the unamortized balance of $1.0 million of commissions related to this prepayment has been expensed as an extraordinary item. This one time event had an impact on after tax earnings of $8.4 million or 11 cents per share.

        On February 22, 2002, the Company sold bonds for $25.9 million, with maturities ranging from May 2005 to February 2012, to investors in Peru. The bonds have an interest rate of LIBOR plus 3.0% and were issued through SPCC's Peruvian Branch. These bonds form part of a $750 million Peruvian bond market program, the proceeds of which will be used to finance a portion of SPCC's expansion and modernization program.

        The Toquepala concentrator expansion and modernization project had reached 84% completion at the end of March 2002, with an investment of $43.3 million out of the $69.5 million budgeted. It is anticipated that when this project reaches completion at the end of August 2002, the Toquepala concentrator milling capacity will increase from 45,000 to 60,000 metric tons per day. This increase in production represents an annual increase of 122,815 metric tons of concentrates to be processed at the Ilo smelter. The Cuajone leaching facilities expansion project is being developed to expand the leaching pads and the grinding plant. This will allow the plant to produce 18 tons per day of copper contained in solution for treatment at the solvent extraction plant in Toquepala. The combined progress of engineering, procurement and construction reached 97% completion as of March 31, 2002.

        At the end of 2001, the Company initiated a feasibility study to expand production capacity at the Ilo refinery's electrolytic plant by 80,000 tons per year to eventually reach total production of 360,000 tons of cathodes annually.

        Inflation and Devaluation of Peruvian Nuevo Sol:    The functional currency of the Peruvian Branch is the US Dollar. A portion of the Company's operating costs is denominated in Peruvian nuevos soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian nuevo sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended March 31, 2002 the inflation and devaluation rates were (0.02%) and 0.00%, respectively.

        Net Sales:    Net sales in the first quarter of 2002 decreased $26.2 million to $136.2 million from the comparable period in 2001. The decrease in net sales was principally the result of lower copper prices in 2002, and due to an unusual and unexpected delay in the arrival of 3 vessels to the port of Ilo, originally scheduled for arrival at month's end; as a consequence 10,311 metric tons of copper worth $16.3 million and 645 metric tons of molybdenum worth $1.9 million were not shipped in the month of March. As a result, $18.2 million will be recognized as sales in the month of April 2002.

        At March 31, 2002, the Company has recorded sales of 1.1 million pounds of copper, at a provisional price of $0.75 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper price in the month of settlement, which will occur in the second quarter of 2002.

        Prices:    Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the COMEX or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended March 31,
Price/Volume Data:
	2002	2001
Average Metal Prices
Copper (per pound—LME)	$0.71	$0.80
Copper (per pound—COMEX)	0.72	0.82
Molybdenum (per pound)	2.74	2.25
Silver (per ounce—COMEX)	4.47	4.53
Sales Volume (in thousands):
Copper (pounds)	170,600	177,900
Molybdenum (pounds) (1)	4,573	4,460
Silver (ounces)	888	920

(1)
The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

        Metal Price Sensitivity:    There is market risk arising from the volatility of copper prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in past production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2002. Estimates are based on 80.0 million shares outstanding.

	Copper	Silver	Molybdenum
Change in Metal Prices	$0.01/lb.	$1.00/oz.	$1.00/lb.
Annual Change in Earnings per share	$0.06	$0.03	$0.15

        Operating Costs and Expenses:    Operating costs and expenses were $112.1 million in the first quarter of 2002 compared with $133.9 million in the first quarter of 2001.

        Cost of sales for the three months ended March 31, 2002 was $87.5 million compared with $103.0 million in the comparable 2001 period. The decrease is a result of a combined effect of lower sales and lower production cost, partially offset by higher copper sales from purchased concentrates.

        Administrative and other expenses were $7.1 million in the three months ended March 31, 2002, the same amount for the comparable 2001 period.

        Depreciation and depletion expense for the three months ended March 31, 2002 was $16.2 million compared with $20.8 million in the comparable 2001 period. The decrease in 2002 is principally due to a change related to longer estimated service lives of assets on a forward going basis.

        Non-Operating Items:    Interest income was $0.7 million in the first quarter of 2002, compared to $2.8 million in the comparable 2001 period. The decrease reflects lower amounts of excess cash invested in year 2002.

        Taxes on Income:    Taxes on income for the three months ended March 31, 2002, were $3.1 million (net of a $4.0 million benefit which was recorded as part of the extraordinary loss), compared with $7.9 million for the same period in 2001. The decrease was principally due to lower earnings in 2002.

Cash Flows:

        Net cash provided by operating activities was $48.1 million in the first quarter of 2002, compared with $99.5 million in the comparable 2001 period. The decrease was principally attributable to reimbursements of pending I.G.V. drawbacks of $45.5 millions in 2001 made by the government.

        Net cash used in investing activities was $57.6 million consisting of $41.0 million of capital expenditures and $16.6 million of purchase of marketable securities in the first quarter of 2002. In the first quarter of 2001, net cash used in investing activities was $27.5 million related to capital expenditures.

        Net cash used in financing activities in the first quarter of 2002 was $107.5 million, compared with cash generated of $395.4 million in the first quarter of 2001. The first quarter of 2001 includes proceeds of $400.0 million under a credit line contracted with a group of international financial institutions, which was cancelled and repaid in December 2001.

Liquidity and Capital Resources:

        On February 1, 2002, SPCC prepaid the remaining $122.9 million of Secured Export Notes that were placed in the United States and international markets. A premium of $11.4 million and an unamortized balance of $1.0 million of commissions related to this prepayment has been expensed as an extraordinary item.

        On February 22, 2002, the Company sold bonds for $25.9 million, with maturities ranging from May 2005 to February 2012, to investors in Peru. The bonds have an interest rate of LIBOR plus 3.0% and were issued through SPCC's Peruvian Branch. These bonds form part of a $750 million Peruvian bond market program, the proceeds of which will be used to finance a portion of SPCC's expansion and modernization program.

        On March 8, 2002, the Company paid a quarterly dividend of 7.4 cents per share, to stockholders of record at the close of business on February 18, 2002. Additionally, on April 30, 2002, the Company declared a quarterly dividend of 4 cents per share payable June 7, 2002, to stockholders of record at the close of business on May 20, 2002.

        Certain financing agreements contain covenants that limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders up to 50% of the net income of the Company, on an annual basis.

        The Company expects to meet its liquidity and capital expenditure requirements, from internally generated funds, cash on hand and from additional external financing.

Critical Accounting Policies and Estimates:

        Southern Peru Copper Corporation's discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures of market risks, are based upon its consolidated financial statements, which have prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP). Preparation of these financial statements requires Southern Peru's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses, for the reported period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flow); contingencies and litigation.

        Southern Peru, at least annually, estimates its ore reserves at active properties and properties currently on care-and-maintenance status. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of a particular metal may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. Southern Peru uses its ore reserve estimates in determining the unit basis for mine depreciation, as well as in evaluating mine assets impairments. Changes in ore reserve estimates could significantly affect these items. Please also refer to "Cautionary Statement".

Impact of New Accounting Standards:

        In September 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of this statement are required to be applied, starting with fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement effective January 1, 2002 and such adoption did not have a material impact on the condensed consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on the results of operations and financial condition.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). The Company adopted this statement effective January 1, 2002, and its implementation did not materially affect its results of operations or financial condition.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Peru Copper Corporation:

        We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of March 31, 2002 and the related condensed statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements and the accompanying notes are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Southern Peru Copper Corporation as of December 31, 2001, and the related statements of earnings, stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated March 20, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
April 24, 2002

PART II—OTHER INFORMATION

Item  5—Exhibits and Reports on Form 8-K.

        15—Independent Public Accountants Awareness Letter.

Reports on Form 8-K

        On April 30, 2002, the Company filed a Current Report on Form 8-K dated April 25, 2002 reporting a change in the Company's certifying accountant. On April 25, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company approved the selection of Deloitte & Touche LLP as independent auditors for 2002, removing Arthur Andersen LLP.

SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION (Registrant)
Date: May 13, 2002	/s/ OSCAR GONZÁLEZ ROCHA

President
Date: May 13, 2002	/s/ DANIEL TELLECHEA SALIDO

Vice President of Finance

QuickLinks

SOUTHERN PERU COPPER CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q
SOUTHERN PERU COPPER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
SOUTHERN PERU COPPER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
SOUTHERN PERU COPPER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
SOUTHERN PERU COPPER CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART I ITEM 2 AND ITEM 3 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PART II—OTHER INFORMATION
SIGNATURES