Form 10-K/A
period 2001-12-31
SOUTHERN PERU COPPER CORP/
filed 2002-07-12
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                2001 FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001     Commission File Number: 1-14066
                          -----------------                             -------

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                13-3849074
      -------------------------                 --------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

                  2575 East Camelback Road, Phoenix, AZ. 85016
                  ---------------------------------------------
               (Address of principal executive offices) (zip code)

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


                                                      Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

As of February 28, 2002, there were of record 14,103,157 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by nonaffiliates was approximately $156 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
-----------------------------------------------------------------
Part IV:      Exhibit index is on page B1 through B3.

                        Southern Peru Copper Corporation

                                   FORM 10-K/A
                                December 31, 2001


                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
FORM 10-K/A                                                                i

ITEM 14                                                                   ii

EXHIBIT INDEX                                                            B1-B3

FORM 11-K                                                               B23-B36

                Southern Peru Copper Corporation and Subsidiaries


                                   FORM 10-K/A

                                December 31, 2001



The undersigned registrant hereby amends the 2001 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries pursuant to Rule 15d-21.

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


Dated: July 9, 2002

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                             Page
Number                        Document Description                                 Number
---------                     --------------------                                 ------
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

3.6   Certificate of Amendment of Restated Certificate of Incorporation, filed
      January 18, 2002.

3.7   By-Laws, as last amended on February 3, 1998 (Filed as Exhibit 3.6 to the
      Company's 1997 Annual Report on form 10-K and incorporated herein by reference)

                                        B1

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                             Page
Number                        Document Description                                 Number
----------                    --------------------                                 ------
10.   Material Contracts

10.1  Form of Agreement Among Certain Stockholders of the Company (Filed as
      Exhibit 10.1 to the Company's Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No 33-97790 (the "Form
      S-4"), and incorporated herein by reference)

10.2  First Amendment to the Agreement Among Certain Stockholders of Southern
      Peru Cooper Corporation (Filed as an exhibit to the Company's Report on Form 10-Q for the third quarter of 2001 and incorporated herein by reference)

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



                                        B2

                        Southern Peru Copper Corporation
                                  Exhibit Index

Sequential
Exhibit                                                                             Page
Number                        Document Description                                 Number
----------                    --------------------                                 -------
21.1  Subsidiaries of the Company

23.1  Consent of Independent Accountants (Arthur Andersen, LLP)

23.2  Consent of Independent Accountants (PricewaterhouseCoopers, LLP)


99.   Report on Form 11-K relating to the Savings Plan of Southern Peru Copper
      Corporation and Participating Subsidiaries                                   B23-B36

99.1  Consent of Independent Accountants (Keegan, Linscott & Kenon, PC.)

99.9  Representation required by SEC release 33-8070


Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.


                                        B3