Form 10-Q/A
period 2002-03-31
SOUTHERN PERU COPPER CORP/
filed 2002-08-14
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2002
                                  First Quarter
                                   FORM 10-Q/A
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002            Commission file number 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        --------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                             13-3849074
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                       Identification No.)

2575 East Camelback Rd. Phoenix, Az                  85016
-----------------------------------                  -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (602) 977-6500

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

                              INDEX TO FORM 10-Q/A

                                                                                      Page No.
                                                                                      --------
Explanatory Statement                                                                      3
PART I.  FINANCIAL INFORMATION:
Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Statement of Earnings
                Three Months ended March 31, 2002 (as restated)
                and 2001                                                                   4

               Condensed Consolidated Balance Sheet
                March 31, 2002 (as restated) and December 31, 2001                         5

               Condensed Consolidated Statement of Cash Flows
                Three Months ended March 31, 2002 (as restated)
                and 2001                                                                 6-7

               Notes to Condensed Consolidated Financial Statements                     8-12

Items 2 and 3. Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                and Quantitative and Qualitative Disclosure about
                Market Risk                                                            13-18

Independent Accountants' Report                                                           19

PART II.  OTHER INFORMATION:

Item 6         -  Exhibits and Reports on Form 8-K                                        20

Signatures                                                                                21
Exhibit 15     -  Independent Accountant's Awareness Letter
Certification of Financial Reports                                                     22-23

                              EXPLANATORY STATEMENT

This Form 10Q/A amends the Company's quarterly report on Form 10Q for the three months ended March 31, 2002 to reflect the correction of an overstatement of inventories and earnings for that period. See Note G to the unaudited condensed consolidated financial statements for further discussion of this matter.

Management believes the correction is largely associated with the process of compiling reported inventories. Management believes that the Company's current control systems and procedures have eliminated the excess that led to the need for adjustment.

The Company has notified Andersen LLP, which had reviewed such statements for first quarter 2002, upon discovering the need for the restatement. Andersen has advised the company that in light of the restatement, their review of the Company's financial statements for the first quarter of 2002 could not be relied upon.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended Southern Peru Copper Corporation has amended and has been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as of May 13, 2002, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the affects of the restatement and other potentially material events.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------
                                                (In thousands, except for per
                                                        share amounts)

                                               (As Restated-
                                                see Note G)

Net sales:
 Related parties                                $      2,157    $      7,254
 Others                                              134,037         155,166
                                                ------------    ------------
Total net sales                                      136,194         162,420
                                                ------------    ------------

Operating costs and expenses:
 Cost of sales                                        90,262         103,014
 Administrative and other expenses                     7,076           7,114
 Depreciation and depletion                           16,221          20,825
 Exploration expense                                   1,299           2,949
                                                ------------    ------------
  Total operating costs and expenses                 114,858         133,902
                                                ------------    ------------

Operating income                                      21,336          28,518

Interest income                                          727           2,754
Other income (expense)                                 1,192            (373)
Interest expense                                      (4,003)         (7,001)
                                                ------------    ------------

Earnings before taxes on income, minority
 interest of investment shares and
 extraordinary loss                                   19,252          23,898

Taxes on income                                        6,012           7,902

Minority interest of investment shares
 in income of Peruvian Branch                            110             297
                                                ------------    ------------

Earnings before extraordinary loss                    13,130          15,699

Extraordinary loss from early extinguishment
 of debt net of income tax benefits of $3,876          8,536               -
                                                ------------    ------------

Net earnings                                    $      4,594    $     15,699
                                                ============    ============

Per common share amounts:
 Earnings before extraordinary loss             $       0.17    $       0.20
 Extraordinary loss from early extinguishment
  of debt net of income tax benefits                   (0.11)              -
                                                ------------    ------------
 Net earnings - basic and diluted               $       0.06    $       0.20
                                                ------------    ------------
 Dividends paid                                 $       0.07    $          -
                                                ============    ============

Weighted average common shares outstanding
 (Basic)                                              80,004          80,001
                                                ============    ============
Weighted average common shares outstanding
 (Diluted)                                            80,006          80,005
                                                ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,      December 31,
                                                           2002             2001
                                                       ------------     ------------
                                                               (in thousands)

                                                       (As Restated-
                                                        see Note G)
ASSETS
Current assets:
 Cash and cash equivalents                             $     94,598     $    212,857
 Marketable securities                                       16,632                -
 Accounts receivable, net                                    55,412           81,827
 Inventories                                                112,588          101,030
 Other assets                                                31,405           30,931
                                                       ------------     ------------
  Total current assets                                      310,635          426,645

Net property                                              1,399,965        1,376,777
Other assets                                                 10,703           17,995
                                                       ------------     ------------
  Total Assets                                         $  1,721,303     $  1,821,417
                                                       ============     ============

LIABILITIES
Current liabilities:
 Current portion of long-term debt                     $          -     $    122,914
 Accounts payable                                            53,658           53,617
 Accrued liabilities                                         41,995           44,422
                                                       ------------     ------------
  Total current liabilities                                  95,653          220,953
                                                       ------------     ------------

Long-term debt                                              299,043          273,121
Deferred income taxes                                        89,292           88,615
Other liabilities and reserves                               15,256           15,252
                                                       ------------     ------------
  Total non-current liabilities                             403,591          376,988
                                                       ------------     ------------

Commitments and Contingencies

MINORITY INTEREST                                            13,915           14,021
                                                       ------------     ------------

STOCKHOLDERS' EQUITY
Common stock (a)                                            261,628          261,625
Retained earnings                                           946,516          947,830
                                                       ------------     ------------
  Total Stockholders' Equity                              1,208,144        1,209,455
                                                       ------------     ------------
  Total Liabilities, Minority Interest and
   Stockholders' Equity                                $  1,721,303     $  1,821,417
                                                       ============     ============

(a) Common shares: Authorized                                34,099           34,099
                   Outstanding                               14,103           14,103
    Class A common shares Authorized and
     Outstanding                                             65,901           65,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      3 Months Ended
                                                                                         March 31,
                                                                                  2002               2001
                                                                            -------------        ------------
                                                                                        (in thousands)

                                                                            (As Restated-
                                                                             see Note G)
OPERATING ACTIVITIES
  Net earnings                                                              $       4,594        $     15,699
  Extraordinary loss, pre tax                                                      12,412                   -
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and depletion                                                     16,221              20,825
    Remeasurement loss                                                              1,129               1,704
    Provision for deferred income taxes                                               715               2,125
    Minority interest of labor shares                                                 110                 297

  Cash provided by (used in) operating assets
    and liabilities:
    Accounts receivable                                                            23,215              71,969
    Inventories                                                                   (11,556)            (16,784)
    Accounts payable and accrued liabilities                                       (1,177)              3,228
    Other operating assets and liabilities                                           (719)                403
                                                                            -------------        ------------
Net cash provided by operating activities                                          44,944              99,466
                                                                            -------------        ------------

INVESTING ACTIVITIES
  Capital expenditures                                                            (40,984)            (27,523)
  Purchase of marketable securities                                               (16,632)                  -
  Sales of property                                                                     3                  13
                                                                            -------------        ------------
Net cash used in investing activities                                             (57,613)            (27,510)
                                                                            -------------        ------------

FINANCING ACTIVITIES
  Cash paid for early extinguishment of debt                                      (11,404)                  -
  Debt repayment                                                                 (122,914)             (4,246)
  Proceeds from borrowings                                                         25,922             400,000
  Escrow withdrawals on long-term loans                                             6,991                   -
  Dividends paid to common stockholders                                            (2,706)                  -
  Distributions to minority interest                                                  (95)                  -
  Treasury stock transaction                                                            3                   -
  Labor Shares purchased                                                             (129)               (395)
                                                                            -------------        ------------
Net cash (used in) provided by financing
  Activities                                                                     (104,332)            395,359
                                                                            -------------        ------------

Effect of exchange rate changes on cash                                            (1,258)             (1,902)
                                                                            -------------        ------------

(Decrease) Increase in cash and cash equivalents                                 (118,259)            465,413
Cash and cash equivalents, at beginning of period                                 212,857             149,088
                                                                            -------------        ------------

Cash and cash equivalents, at end of period                                 $      94,598        $    614,501
                                                                            =============        ============

                                                                               3 Months Ended
                                                                                  March 31,
                                                                              2002         2001
                                                                            -------       -------
                                                                               (in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                                  $ 4,272       $ 5,011
                                                                            -------       -------
  Income taxes                                                              $    31       $     -
                                                                            =======       =======
Supplemental schedule of noncash investing and
Financing activities:
  Accounts receivable from shareholders
    offset by dividends paid                                                $ 3,199       $     -
                                                                            ========      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The condensed financial statements for the three month period ended March 31, 2002 have been subjected to a review by Deloitte and Touche LLP, the Company's independent public accountants, whose report dated July 19, 2002, is presented on page
     19. The results of operations for the three months period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K.

B.   Inventories were as follows:

     (In millions)
                                                                              March 31,             December 31,
                                                                                2002                    2001
                                                                              --------             -------------
     Metals at lower of average cost or market:
          Finished goods                                                      $   11.2             $         1.8
          Work-in-process                                                         51.7                      45.9
     Supplies at average cost                                                     49.7                      53.3
                                                                              --------             -------------
     Total inventories                                                        $  112.6             $       101.0
                                                                              ========             =============

     For explanation of increase in the inventory of finished goods, please refer to "Net Sales", on page 14.

C. At March 31, 2002, the Company has recorded sales of 1.1 million pounds of copper, at an average provisional price of $0.75 per pound. Also the Company has recorded sales of 2.4 million pounds of molybdenum at an average provisional price of $ 2.37 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the second quarter of 2002.

D. In the first quarter of 2002, the Company changed the estimated lives of certain machinery and equipment. This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $3 million in the first quarter of 2002.

E.   Commitments and Contingencies:

     Litigation:
     In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In October 1997, the Superior Court of Lima nullified a previous ruling on the case rendered by a lower court. The Superior Court remanded the case for a new trial. Plaintiffs filed an extraordinary appeal before the Peruvian Supreme Court. The Supreme Court may grant discretionary review in limited cases. In March 1999, the Company received official notification that the Supreme Court had denied plaintiffs' extraordinary appeal and affirmed the decision of the Superior Court of Lima, which remanded the case to the lower court for further proceedings. In December 1999, the lower court decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court's decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The case is now pending before a labor court of first instance in Lima.

     There is also pending against the Company a similar lawsuit filed by 127 additional former employees. In the third quarter of 1997, the court of first instance dismissed their complaint. Upon appeal filed by the plaintiffs, the Superior Court of Lima, in the third quarter of 1998, nullified the lower court's decision on technical grounds and remanded the case to the lower court for further proceedings. In December 1999, the lower court dismissed the complaint against the Company. Plaintiffs appealed this decision in January 2000 before the Superior Court. At the end of 2000 the Superior Court rejected the appeal. Plaintiffs have filed an extraordinary appeal before the Supreme Court. The Supreme Court may grant discretionary review in limited cases.

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

     It is the opinion of management that the outcome of the aforementioned legal proceedings, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position of the Company and its consolidated subsidiaries. However, it is possible that litigation matters could have a material effect on quarterly or annual operating results, when they are resolved in future periods.

F.   Impact of New Accounting Standards:

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on the results of operations and financial condition.

     In April 2002, the FASB issued SFAS No. 145 to rescind FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement which shall be applied in fiscal years beginning after May 15, 2002, amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management is assessing the impact of this statement on the results of operations and financial condition.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or disposal activities" which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Management is assessing the impact of this statement on the results of operations and financial condition.

G. Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002, managements determined that certain inventories and operating income were overstated by approximately $3 million. The effect of the error, after income taxes and minority interests, is an overstatement of net income for the period of approximately $1.8 million. Accordingly, the Company has restated its financial statements as of and for the three months ended March 31, 2002. A summary of the effects of the restatement follows.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                                                      Condensed Consolidated Statement of Earnings
                                                                       (Unaudited)
                                                                   Three Months Ended
                                                                          2002

                                                                (In thousands, except for
                                                                   per share amounts)

                                                                                   As
                                                                 As             Previously
                                                               Restated          Reported
                                                             ------------      ------------
Net sales:
 Related parties                                             $      2,157      $      2,157
 Others                                                           134,037           134,037
                                                             ------------      ------------
Total net sales                                                   136,194           136,194
                                                             ------------      ------------

Operating costs and expenses:
 Cost of sales                                                     90,262            87,502
 Administrative and other expenses                                  7,076             7,076
 Depreciation and depletion                                        16,221            16,221
 Exploration expense                                                1,299             1,299
                                                             ------------      ------------
 Total operating costs and Expenses                               114,858           112,098
                                                             ------------      ------------

Operating income                                                   21,336            24,096

Interest income                                                       727               727
Other income (expense)                                              1,192             1,192
Interest expense                                                   (4,003)           (4,003)
                                                             ------------      ------------

Earnings before taxes on income,
  minority interest of investment
  shares and extraordinary loss                                    19,252            22,012

Taxes on income                                                     6,012             7,086

Minority interest of investment
  shares in income of Peruvian
  Branch                                                              110               110
                                                             ------------      ------------

Earnings before extraordinary loss                                 13,130            14,816

Extraordinary loss from early extinguishment of debt net
  of income tax benefits of $3,876 and $3,995                       8,536             8,417
                                                             ------------      ------------

Net earnings                                                 $      4,594      $      6,399
                                                             ============      ============

Per common share amounts:
  Earnings before extraordinary loss                         $       0.16      $       0.19
  Extraordinary loss from early Extinguishment  of
  debt net of Income tax benefits                            $       0.11      $       0.11
                                                             ------------      ------------
  Net earnings - basic and diluted                           $       0.05      $       0.08
                                                             ============      ============
  Dividends paid                                             $       0.07      $       0.07
                                                             ============      ============
Weighted average common shares outstanding (Basic)                 80,004            80,004
                                                             ============      ============
Weighted average common shares outstanding (Diluted)               80,006            80,006
                                                             ============      ============

                        Southern Peru Copper Corporation
                                and Subsidiaries


                                                               Consolidated Balance Sheets
                                                                       (Unaudited)
                                                                   As of March 31, 2002
                                                                                     As
                                                                  As             Previously
                                                               Restated           Reported
                                                             -----------        ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                              $    94,598        $     94,598
      Marketable securities                                       16,632              16,632
      Accounts receivable, net                                    55,412              55,412
      Inventories                                                112,588             115,588
      Other assets                                                31,405              30,737
                                                             -----------        ------------
       Total current assets                                      310,635             312,967

     Net property                                              1,399,965           1,399,965
     Other assets                                                 10,703              10,703
                                                             -----------        ------------
       Total Assets                                          $ 1,721,303         $1,723,635
                                                             ===========        ============
     LIABILITIES
     Current liabilities:
      Accounts payable                                       $    53,658        $     53,658
      Accrued liabilities                                         41,995              42,006
                                                             -----------        ------------
       Total current liabilities                                  95,653              95,664
                                                             -----------        ------------

     Long-term debt                                              299,043             299,043
     Deferred income taxes                                        89,292              89,567
     Other liabilities and reserves                               15,256              15,496
                                                             -----------        ------------
       Total non-current liabilities                             403,591             404,106
                                                             -----------        ------------

     Commitments and Contingencies

     MINORITY INTEREST                                            13,915              13,915
                                                             -----------        ------------

     STOCKHOLDERS' EQUITY
     Common stock (a)                                            261,628             261,628
     Retained earnings                                           946,516             948,322
                                                             -----------        ------------
       Total Stockholders' Equity                              1,208,144           1,209,950
                                                             -----------        ------------
       Total Liabilities, Minority Interest and
       Stockholders' Equity                                  $ 1,721,303        $  1,723,635
                                                             -----------        ------------

     (a) Common shares: Authorized                                34,099              34,099
                        Outstanding                               14,103              14,103
         Class A common shares Authorized and
          Outstanding                                             65,901              65,901

                            PART I ITEM 2 AND ITEM 3

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note G to the unaudited condensed consolidated financial statements, we have restated our financial statements for the quarter ended March 31, 2002. The accompanying Management's Discussion and Analysis gives effect to the restatement.

Management believes the correction is largely associated with the process of compiling reported inventories. Management believes that the Company's current control systems and procedures have eliminated the excess that led to the need for adjustment.

The Company has notified Andersen LLP, which had reviewed such statements for first quarter 2002, upon discovering the need for the restatement. Andersen has advised the company that in light of the restatement, their review of the Company's financial statements for the first quarter of 2002 could not be relied upon.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended Southern Peru Copper Corporation has amended and has been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as of May 13, 1999, the attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the affects of the restatement and other potentially material events.

The Company reported net earnings of $4.6 million, or 5 cents per common share, for the first quarter ended March 31, 2002 compared with net earnings of $15.7 million, or 20 cents per common share, for the first quarter of 2001. The decrease in earnings in the first quarter of 2002 is primarily the result of lower sales and lower copper prices when compared with the first quarter of 2001, and an extraordinary loss from early extinguishment of debt. The average price for copper on the London Metal Exchange (LME) was 71 cents per pound for the first quarter of 2002 compared with 80 cents per pound in the first quarter of 2001. The average price for copper on the New York Commodity Exchange (COMEX) was 72 cents per pound for the first quarter of 2002, compared with 82 cents per pound in the first quarter of 2001.

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

On February 1, 2002, SPCC prepaid and canceled the $122.9 million balance of the $150 million Secured Export Notes that were placed in 1997 in the United States and international markets. A premium of $11.4 million and the unamortized balance of $1.0 million of commissions related to this prepayment has been expensed as an extraordinary item. This one time event had an impact on after tax earnings of $8.5 million or 11 cents per share.

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

NET SALES: Net sales in the first quarter of 2002 decreased $26.2 million to $136.2 million from the comparable period in 2001. The decrease in net sales was principally the result of lower copper prices in 2002 and due to an unusual and unexpected delay in the arrival of 3 vessels to the port of Ilo, originally scheduled for arrival at month's end. As a result, 10,311 metric tons of copper worth $16.3 million and 645 metric tons of molybdenum worth $1.9 million were not shipped in the month of March. The shipment, which had a sales value of $18.2 million was recognized as sales in the month of April 2002.

At March 31, 2002, the Company has recorded sales of 1.1 million pounds of copper, at an average provisional price of $0.75 per pound. Also the Company has recorded sales of 2.4 million pounds of molybdenum at an average provisional price of $ 2.37 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the second quarter of 2002.

PRICES: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the COMEX or published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

                                                                 Three Months Ended
                                                                     March 31,
       Price/Volume Data:                                       2002            2001
                                                             ----------      ----------
       Average Metal Prices
       Copper (per pound-LME)                                $     0.71      $     0.80
       Copper (per pound - COMEX)                                  0.72            0.82
       Molybdenum (per pound)                                      2.74            2.25
       Silver (per ounce-COMEX)                                    4.47            4.53

       Sales Volume (in thousands):
       Copper (pounds)                                          170,600         177,900
       Molybdenum (pounds) (1)                                    4,573           4,460
       Silver (ounces)                                              888             920

(1) The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

METAL PRICE SENSITIVITY: There is market risk arising from the volatility of copper prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and disregarding the effects of hedging programs or changes in past production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2002. Estimates are based on 80.0 million shares outstanding.

                                                       Copper         Silver         Molybdenum
                                                      -------        --------        ----------
       Change in Metal Prices                         $   0.01/lb.   $   1.00/oz.    $     1.00/lb.
       Annual Change in Earnings per share            $   0.06       $   0.03        $     0.15

OPERATING COSTS AND EXPENSES: Operating costs and expenses were $114.9 million in the first quarter of 2002 compared with $133.9 million in the first quarter of 2001.

Cost of sales for the three months ended March 31, 2002 was $90.3 million compared with $103.0 million in the comparable 2001 period. The decrease is a result of a combined effect of lower sales and lower production cost, partially offset by higher copper sales from purchased concentrates.

Administrative and other expenses were $7.1 million in the three months ended March 31, 2002, the same amount for the comparable 2001 period.

Depreciation and depletion expense for the three months ended March 31, 2002 was $16.2 million compared with $20.8 million in the comparable 2001 period. The decrease in 2002 is principally due to a change to longer estimated service lives of certain machinery and equipment implemented prospectively during the first quarter 2002.

NON-OPERATING ITEMS: Interest income was $0.7 million in the first quarter of 2002, compared to $2.8 million in the comparable 2001 period. The decrease reflects lower amounts of excess cash invested in the year 2002.

Interest expense was $4.0 million in the first quarter of 2002, compared with $7.0 million in the first quarter of 2002. The decrease reflects the decrease in the levels of long-term debt maintained by the company during 2002 as compared to the same period during 2001.

TAXES ON INCOME: Taxes on income for the three months ended March 31, 2002, were $2.1 million (net of a $3.9 million benefit, which was recorded as part of the extraordinary loss), compared with $7.9 million for the same period in 2001. The decrease was principally due to lower earnings in 2002.

CASH FLOWS:

Net cash provided by operating activities was $44.9 million in the first quarter of 2002, compared with $99.5 million in the comparable 2001 period. The decrease was principally attributable to reimbursements of Peruvian value added taxes of $45.5 millions in 2001 made by the government.

Net cash used in investing activities was $57.6 million consisting of $41.0 million of capital expenditures and $16.6 million of purchase of marketable securities in the first quarter of 2002. In the first quarter of 2001, net cash used in investing activities was $27.5 million related to capital expenditures.

Net cash used in financing activities in the first quarter of 2002 was $104.3 million, compared with cash generated of $395.4 million in the first quarter of 2001. The first quarter of 2001 includes proceeds of $400.0 million under a credit line contracted with a group of international financial institutions, which was cancelled and repaid in December 2001.

LIQUIDITY AND CAPITAL RESOURCES:

On February 1, 2002, SPCC prepaid the remaining $122.9 million of Secured Export Notes that were placed in the United States and international markets. A premium of $11.4 million and an unamortized balance of $1.0 million of commissions related to this prepayment has been expensed as an extraordinary item.

On February 22, 2002, the Company sold bonds for $25.9 million, with maturities ranging from May 2005 to February 201,2 to investors in Peru. The bonds have an interest rate of LIBOR plus 3.0% and were issued through SPCC's Peruvian Branch. These bonds form part of a $750 million Peruvian bond market program, the proceeds of which will be used to finance a portion of SPCC's expansion and modernization program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Southern Peru Copper Corporation's discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures of market risks, are based upon its consolidated financial statements, which have prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP). Preparation of these financial statements requires Southern Peru's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses, for the reported period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production for mine depletion determination; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flow); litigation and contingencies.

Southern Peru, at least annually, estimates its ore reserves at active properties and properties currently on care-and-maintenance status. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of a particular metal may render certain reserves containing relatively lower grades of mineralization economically unfeasible to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. Southern Peru uses its ore reserve estimates in determining the unit basis for mine depletion, as well as in evaluating mine assets impairments. Changes in ore reserve estimates could significantly affect these items. Please also refer to "Cautionary Statement".

For the first three months of 2002, the Company changed the estimated useful lives of certain machinery and equipment. This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $3.1 million in the first three months of 2002. Estimated useful lives of the Company's fixed assets are based on periodic evaluation by the Company's management and engineers. Changes in such estimates could significantly affect, among other things, the Company's operating costs and net income.

IMPACT OF NEW ACCOUNTING STANDARDS:

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation", which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets. Management is assessing the impact of this statement on the results of operations and financial condition.

In April 2002, the FASB issued SFAS No. 145 to rescind FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement which shall be applied in fiscal years beginning after May 15, 2002, amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management is assessing the impact of this statement on the results of operations and financial condition.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or disposal activities" which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Management is assessing the impact of this statement on the results of operations and financial condition.

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

INDEPENDENT ACCOUNTANTS' REPORT

To Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of March 31, 2002 and the related condensed consolidated statements of earnings and cash flows for the three-month then ended. These financial statements are the responsibility of the Company's management.

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

As discussed in Note G, the condensed consolidated financial statements for the three month period ended March 31, 2002 have been restated.

The accompanying condensed consolidated financial information as of December 31, 2001, and for the three-month period ended March 31, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

DELOITTE & TOUCHE LLP


Phoenix, Arizona
July 19, 2002

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

Exhibit 15. Independent Accountants' Awareness Letter

Reports on Form 8-K

On April 30, 2002, the Company filed a Current Report on Form 8-K dated April 25, 2002 reporting a change in the Company's certifying accountant. On April 25, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company approved the selection of Deloitte & Touche LLP as independent auditors for 2002, removing Arthur Andersen LLP.

                           Part II - OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SOUTHERN PERU COPPER CORPORATION
                                            (Registrant)


                                   /s/ Oscar Gonzalez Rocha
                                   ------------------------
Date: August 14, 2002                  Oscar Gonzalez Rocha
                                             President


                                   /s/ Daniel Tellechea Salido
                                   ---------------------------
Date: August 14, 2002                  Daniel Tellechea Salido
                                      Vice President of Finance