Form 10-Q
period 2002-06-30
SOUTHERN PERU COPPER CORP/
filed 2002-08-14
CIK 1001838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      2002
                                 Second Quarter
                                    FORM 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 2002                  Commission file number 1-14066

                        SOUTHERN PERU COPPER CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        13-3849074
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                              Identification No.)


2575 East Camelback Rd. Phoenix, AZ                               85016
-----------------------------------                              ------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code        (602) 977-6500
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

                                                             Yes /X/   No / /

As of July 31, 2002, there were outstanding 14,103,157 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        -------
PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statement of Earnings
         Three Months and Six Months ended June 30, 2002 and 2001            2

         Condensed Consolidated Balance Sheet June 30, 2002                  3
         and December 31, 2001

         Condensed Consolidated Statement of Cash Flows
         Three Months and Six Months ended June 30, 2002 and 2001           4-5

         Notes to Condensed Consolidated Financial Statements               6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-13

Independent Accountants' Report                                             14

PART II. OTHER INFORMATION:

Item 6.  Exhibits

Exhibit 15  Independent Accountants' Awareness Letter

Signatures                                                                  15
Certification of Financial Reports                                         16-17

                        Southern Peru Copper Corporation
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  --------------------------------------------
                                   (Unaudited)

                                                                         3 Months Ended June 30,        6 Months Ended June 30,
                                                                             2002          2001           2002           2001
                                                                             ----          ----           ----           ----
                                                                               (in thousands, except for per share amounts)
Net sales:
  Related parties                                                       $      4,952   $      7,742   $      7,109   $     14,996
  Others                                                                     188,420        155,093        322,457        310,259
                                                                        ------------   ------------   ------------   ------------
Total net sales                                                              193,372        162,835        329,566        325,255
                                                                        ------------   ------------   ------------   ------------
Operating costs and expenses:
  Cost of sales                                                              124,652        115,274        214,914        218,288
  Administrative and other expenses                                            7,885          8,672         14,961         15,786
  Depreciation and depletion                                                  16,288         18,760         32,509         39,585
  Exploration expense                                                          2,109            281          3,408          3,230
                                                                        ------------   ------------   ------------   ------------
    Total operating costs and expenses                                       150,934        142,987        265,792        276,889

    Operating income                                                          42,438         19,848         63,774         48,366

Interest income                                                                  666          6,498          1,393          9,252
Other income (expense)                                                            67           (740)         1,259         (1,113)
Interest expense                                                              (3,245)       (13,344)        (7,248)       (20,345)
                                                                        ------------   ------------   ------------   ------------

Earnings before taxes on income  minority interest of investment
  shares and extraordinary loss                                               39,926         12,262         59,178         36,160
Taxes on income                                                               12,702          4,612         18,714         12,514
Minority interest of investment  shares in income of Peruvian Branch             413            193            523            490
                                                                        ------------   ------------   ------------   ------------
Earnings before extraordinary loss                                            26,811          7,457         39,941         23,156

Extraordinary loss from early  extinguishment of debt net of
  income tax benefits of $3,876                                                    -              -          8,536              -
                                                                        ------------   ------------   ------------   ------------
Net earnings                                                            $     26,811   $      7,457   $     31,405   $     23,156
                                                                        ============   ============   ============   ============
Per common share amounts:
  Earnings before extraordinary loss                                    $       0.34   $       0.09   $       0.50   $       0.29
  Extraordinary loss from early
    extinguishment of debt net of income tax benefits                              -              -          (0.11)             -
                                                                        ------------   ------------   ------------   ------------
  Net earnings - basic and diluted                                      $       0.34   $       0.09   $       0.39   $       0.29
                                                                        ============   ============   ============   ============
  Dividends paid                                                        $       0.04   $       0.24   $       0.11   $       0.24
                                                                        ============   ============   ============   ============
  Weighted average common shares  outstanding (Basic)                         80,004         80,001         80,004         80,001
                                                                        ============   ============   ============   ============
  Weighted average common shares outstanding (Diluted)                        80,009         80,006         80,007         80,006
                                                                        ============   ============   ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (unaudited)

                                                                       June 30,           December 31,
                                                                         2002                 2001
                                                                         ----                 ----
                                                                             (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    120,046         $    212,857
  Accounts receivable, net                                                83,138               81,827
  Inventories                                                            100,428              101,030
  Other assets                                                            11,396               30,931
                                                                    ------------         ------------
    Total current assets                                                 315,008              426,645

Net property                                                           1,420,682            1,376,777
Other assets                                                              11,394               17,995
                                                                    ------------         ------------
    Total Assets                                                    $  1,747,084         $  1,821,417
                                                                    ------------         ------------
LIABILITIES
Current liabilities:
  Current portion of long-term debt                                 $          -         $    122,914
  Accounts payable                                                        52,081               53,617
  Accrued liabilities                                                     47,576               44,422
                                                                    ------------         ------------
    Total current liabilities                                             99,657              220,953
                                                                    ------------         ------------

Long-term debt                                                           299,043              273,121
Deferred income taxes                                                     87,705               88,615
Other liabilities and reserves                                            14,817               15,252
                                                                    ------------         ------------
    Total non-current liabilities                                        401,565              376,988
                                                                    ------------         ------------
MINORITY INTEREST                                                         14,106               14,021
                                                                    ------------         ------------
STOCKHOLDERS' EQUITY
Common stock (a)                                                         261,628              261,625
Retained earnings                                                        970,128              947,830
                                                                    ------------         ------------
    Total Stockholders' Equity                                         1,231,756            1,209,455
                                                                    ------------         ------------

    Total Liabilities, Minority Interest and Stockholders' Equity   $  1,747,084         $  1,821,417
                                                                    ------------         ------------

(a) Common shares: Authorized                                             34,099               34,099
                   Outstanding                                            14,103               14,103
    Class A common shares Authorized
    and  Outstanding                                                      65,901               65,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (unaudited)

                                                                          3 Months Ended              6 Months Ended
                                                                             June 30,                     June 30,
                                                                        2002          2001           2002         2001
                                                                        ----          ----           ----         ----
                                                                          (in thousands)               (in thousands)
OPERATING ACTIVITIES
  Net earnings                                                      $    26,811   $      7,457   $    31,405   $   23,156
  Extraordinary loss, pre-tax                                                 -              -        12,412            -
  Adjustments to reconcile net earnings to net cash
    provided from operating activities:
    Depreciation and depletion                                           16,288         18,760        32,509       39,585
    Remeasurement (gain) loss                                            (3,238)         2,018        (2,109)       3,722
    Deferred income taxes                                                   486            855         1,201        2,980
    Minority interest of investment shares                                  413            193           523          490

  Cash provided from (used for) operating assets and liabilities:
    Accounts receivable                                                 (29,487)       (12,011)       (6,272)      59,958
    Inventories                                                          15,159         12,965           603       (3,819)
    Accounts payable and accrued liabilities                              1,785         (1,017)        3,723        2,211
    Other operating assets and liabilities                               17,386          1,946        16,552        2,349
                                                                    -----------   ------------   -----------   ----------
Net cash provided by operating activities                                45,603         31,166        90,547      130,632
                                                                    -----------   ------------   -----------   ----------
INVESTING ACTIVITIES
  Capital expenditures                                                  (37,719)       (40,222)      (78,703)     (67,745)
  Purchases of marketable securities                                          -              -       (16,632)           -
  Sales of marketable securities                                         16,632              -        16,632            -
  Sales of property                                                          75             48            78           61
                                                                    -----------   ------------   -----------   ----------
Net cash used in investing activities                                   (21,012)       (40,174)      (78,625)     (67,684)
                                                                    -----------   ------------   -----------   ----------
FINANCING ACTIVITIES
  Cash paid for early extinguishment of debt                                  -              -       (11,404)           -
  Debt repayment                                                              -        (43,039)     (122,914)     (47,285)
  Proceeds from borrowings                                                    -              -        25,922      400,000
  Escrow (deposits) withdrawals on long-term loans                          (55)       (32,063)        6,936      (32,063)
  Dividends paid to common stockholders                                  (1,466)        (8,833)       (4,172)      (8,833)
  Distributions to minority interest                                        (47)          (309)         (142)        (309)
  Treasury stock transaction                                                  -              -             3            -
  Labor shares purchased                                                   (201)          (361)         (330)        (756)
                                                                    -----------   ------------   -----------   ----------
Net cash (used for) provided from financing activities                   (1,769)       (84,605)     (106,101)     310,754
                                                                    -----------   ------------   -----------   ----------
Effect of exchange rate changes on cash                                   2,626         (1,244)        1,368       (3,146)
                                                                    -----------   ------------   -----------   ----------
Increase (decrease) in cash and cash equivalents                         25,448        (94,857)      (92,811)     370,556
Cash and cash equivalents, at beginning of period                        94,598        614,501       212,857      149,088
                                                                    -----------   ------------   -----------   ----------
Cash and cash equivalents, at end of period                         $   120,046   $    519,644   $   120,046   $  519,644
                                                                    ===========   ============   ===========   ==========

                                                                          3 Months Ended              6 Months Ended
                                                                             June 30,                     June 30,
                                                                        2002          2001           2002         2001
                                                                        ----          ----           ----         ----
                                                                          (in thousands)               (in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                          $     5,187   $     15,180   $     9,432   $   20,190
                                                                    ===========   ============   ===========   ==========
  Income taxes                                                      $     1,281   $        435   $     5,262   $      435
                                                                    -----------   ------------   -----------   ----------
Supplemental schedule of noncash investing and
Financing activities:
  Accounts receivable from shareholders
   offset by dividends paid                                         $     1,734   $     10,446   $     4,933   $   10,446
                                                                    -----------   ------------   -----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Southern Peru Copper Corporation
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. In the opinion of Southern Peru Copper Corporation (the "Company" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements as for the three and six months ended June 30, 2002 have been subjected to a review by Deloitte & Touche LLP, the Company's independent public accountants. The results of operations for the three and six-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K.

B.  Inventories were as follows:
    (in millions)

                                                      June 30, 2002     December 31, 2001
    Metals at lower of average cost or market:
      Finished goods                                    $     1.2          $    1.8
      Work-in-process                                        52.2              45.9
    Supplies at average cost, net of reserves                47.0              53.3
                                                        ---------          --------
    Total inventories                                   $   100.4          $  101.0
                                                        ---------          --------

C. At June 30, 2002, the Company has recorded sales of 7.6 million pounds of copper, at an average provisional price of $0.75 per pound. Also the Company has recorded sales of 0.5 million pounds of molybdenum at an average provisional price of $6.08 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the third quarter of 2002.

D. For the first six months of 2002, the Company changed the estimated lives of certain machinery and equipment. This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $7.0 million in the first six months of 2002.

E.  Commitments and Contingencies:

    Litigation:

    In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called "labor shares") of its Peruvian Branch plus dividends. In December 1999, the civil court of first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court's decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The case is now pending before a labor court of first instance in Lima.

    There was also pending against the Company a similar lawsuit filed by 127 additional former employees. In December 1999, the civil court of first instance of Lima dismissed the complaint against the Company. Plaintiffs appealed this decision in January 2000 before the Superior Court. By the end of year 2000 the Superior Court rejected the appeal. Plaintiffs filed an extraordinary appeal before the Supreme Court. In July 2002, the Company was notified that the Supreme Court of Peru had affirmed the decision of the lower court dismissing the case. Therefore, the case has been resolved favorably for the Company.

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

    On December 28, 2000, a lawsuit styled Flores v. Southern Peru Copper Corporation was filed against the Company in federal court in New York City. The Flores lawsuit sought unspecified compensatory and punitive damages for alleged personal injuries to eight persons resident in Peru arising from alleged releases into the environment from the Company's operations in Peru. The lawsuit invoked the jurisdiction of the court under the federal Alien Tort Claims Act, claiming violations of customary international law.

    The Flores lawsuit is similar to a suit filed in 1995 in Texas, for unspecified amounts, which was dismissed in 1996 by a U. S. district judge. That ruling was affirmed unanimously by a three-judge federal appeals court. The court made it clear that the claims of Peruvian residents should be tried in the courts of Peru, not in the United States.

    On July 16, 2002, the United States District Court for the Southern District of New York dismissed the complaint in the Flores lawsuit. In its decision, the court ruled that it lacked jurisdiction under the Alien Tort Claims Act because the Peruvian plaintiffs had failed to allege a cognizable claim that international law had been violated. In the alternative, the court stated that, even if it had jurisdiction, it nonetheless would dismiss the Flores lawsuit on the basis of the doctrine of forum non convenient, because the dispute should be litigated in the courts of Peru, not in the United States. The clerk of the court entered a judgment formally dismissing the Flores case on July 26, 2002. The period of time during which the plaintiffs may file a notice of appeal from the dismissal of their lawsuit will expire on August 25, 2002.

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

F.  First quarter 10Q report amendment:

    The Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 was amended to reflect an adjustment to its previously disclosed First Quarter 2002 earnings from $6.4 million to $4.6 million (basic and diluted earnings adjusted from 8 cents to 6 cents) or a net adjustment of $1.8 million to the first quarter results.

    The corrected first quarter condensed financial statements contained in the Form 10-Q/A is the result of the correction of an overstatement in previously reported inventories on hand as of March 31, 2002.

    Management believes the correction is largely associated with the process of compiling reported inventories. Management believes that the Company's current control systems and procedures have eliminated the excess that led to the need for adjustment.

    For purposes of the Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended Southern Peru Copper Corporation has amended and has been affected by the Restatement. In order to preserve the nature and character of the disclosures set forth in such items as of May 13, 2002, the attempt has been made in the Form 10-Q/A to modify or update such disclosures except as required to reflect the affects of the Restatement and other potentially material events.

G.  Impact of New Accounting Standards:

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

                                  Part I Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company reported net earnings of $26.8 million, or 34 cents per basic and diluted share, for the second quarter ended June 30, 2002 compared with net earnings of $7.5 million, or 9 cents per basic and diluted share, for the second quarter of 2001. For the first six months of 2002, net earnings were $31.4 million or 39 cents per basic and diluted share, compared to $23.2 million or 29 cents per basic and diluted share, for the same period of 2001. Sales of products were $193.4 million in the second quarter of 2002 compared with $162.8 million in the second quarter of 2001.

Sales of products for the first half of 2002 totaled $329.6 million compared with $325.3 million for the same period of the previous year. The increase in earnings in the second quarter of 2002 is primarily a result of higher copper production and sales, increase in molybdenum prices and a decrease in depreciation and financing expenses. The average price for copper on the London Metal Exchange (LME) was 73 cents per pound for the second quarter of 2002 compared with 75 cents per pound in the second quarter of 2001. Average price for copper for the six months ended June 30, was 72 cents in 2002 and 77 cents in 2001. The average price for copper on the New York Commodity Exchange (COMEX) was 74 cents per pound for the second quarter of 2002 compared with 75 cents per pound in the second quarter of 2001. Average price for copper for the six months ended June 30, was 73 cents in 2002 and 79 cents in 2001. The average price for molybdenum, one of SPCC's principal by-products, was higher in the second quarter of 2002 at $4.35 per pound, compared with $2.46 for the same period of 2001. In the first half of 2002 the average price for molybdenum was $3.55 per pound, compared with $2.35 for the same period of 2001.

Mine copper production increased 1.7% to 173.7 million pounds in the second quarter of 2002 compared with the second quarter of last year. This increase of
2.9 million pounds included an increase of 2.1 million pounds from the Toquepala mine, a decrease of 1.5 million pounds from the Cuajone mine and an increase of
2.3 million pounds in solvent extraction/electrowinning (SX/EW) production. The Toquepala mine increase in production was due to higher ore grades mined, and better copper recovery at the concentrator. The decrease in production at the Cuajone mine was due to a decrease of 2 percent in mineral treated at the mine and a decrease in the copper recovery, which was partially compensated by higher ore grades mined compared to same period of 2001. The main reason for the 2.3 million pounds increase in SX/EW production was a higher volume of treated solutions.

The Toquepala concentrator expansion and modernization project had reached 96% completion at the end of June 2002, with an investment of $56.2 million out of the $69.5 million budgeted. It is anticipated that when this project reaches completion in August 2002, the Toquepala concentrator milling capacity will be increased from 45,000 to 60,000 metric tons per day. This increase in production represents an annual increase of 122,815 metric tons of concentrates to be processed at the Ilo smelter. The Cuajone leaching facilities expansion project is being developed to expand the leaching pads and the grinding plant. This will allow the plant to produce 18 tons per day of copper contained in solution for treatment at the solvent extraction plant in Toquepala.

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

For the six months ended June 30, 2002, the inflation and devaluation rates were 0.62% and 1.89% respectively, and for the six months periods ended June 30, 2001 the inflation and devaluation rates were 0.49% and (0.37%), respectively.

NET SALES: Net sales in the second quarter of 2002 increased $30.5 million to $193.4 million from the comparable period in 2001. Net sales for the first six months of 2002 totaled $329.6 million, compared with $325.3 million for the same period of 2001. The increase in net sales in both the three and six month periods ended June 30, 2002 was principally a result of the increase in copper sales of 28.7 million pounds in the second quarter of 2002 and 21.4 million in the first half of 2002 as compared with the same periods of 2001. The increase in net sales is also due to higher molybdenum prices in both second quarter and first half of 2002 as compared to same periods in 2001.

At June 30, 2002, the Company has recorded sales of 7.6 million pounds of copper, at an average provisional price of $0.75 per pound. Also, the Company has recorded sales of 0.5 million pounds of molybdenum at an average provisional price of $6.08 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the third quarter of 2002.

PRICES: Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the COMEX or Published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.


                                        Three Months Ended                     Six Months Ended
                                             June 30,                              June 30,
Price/Volume Data:                     2002              2001               2002              2001
Average Metal Prices
Copper (per pound-LME)              $     0.73       $      0.75         $    0.72          $    0.77
Copper (per pound-Comex)            $     0.74       $      0.75         $    0.73          $    0.79
Molybdenum (per pound)              $     4.35       $      2.46         $    3.55          $    2.35
Silver (per ounce-COMEX)            $     4.73       $      4.38         $    4.60          $    4.45

Sales Volume (in thousands):
Copper (pounds)                        222,700           194,000           393,300            371,900
Molybdenum (pounds) (1)                  5,085             3,737             9,658              8,197
Silver (ounces)                            991               890             1,879              1,810

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

OPERATING COSTS AND EXPENSES: Operating costs and expenses were $150.9 million in the second quarter of 2002 compared with $143.0 million in the second quarter of 2001. In the six months ended June 30, operating costs and expenses were $265.8 million in 2002, compared with $276.9 million in the comparable 2001 period.

Cost of sales for the three months ended June 30, 2002 was $124.7 million compared with $115.3 million in the comparable 2001 period. In the six months ended June 30, 2002 cost of sales was $214.9 million, compared with $218.3 million in the comparable 2001 period. The increase in the second quarter was the result of higher copper sales volumes.

Administrative and other expenses were $7.9 million in the three months ended June 30, 2002 and $8.7 million in the comparable 2001 period. In the six months ended June 30, 2002, administrative and other expenses were $15.0 million compared with $15.8 million in the six months ended June 30, 2001. The decrease in the second quarter 2002 compared with the same period of 2001 is mainly due to a decrease in legal and consulting services.

Depreciation and depletion expense for the three months ended June 30, 2002 was $16.3 million compared with $18.8 million in the comparable 2001 period. In the six months ended June 30, 2002 depreciation and depletion expense was $32.5 million, compared with $39.6 million in the comparable 2001 period. The decrease in 2002 is principally due to a change related to longer estimated service lives of assets implemented during the first quarter of 2002.

NON-OPERATING ITEMS: Interest income was $0.7 million in the second quarter of 2002, compared with $6.5 million in the comparable 2001 period. In the six months ended June 30, 2002 interest income was $1.4 million compared with $9.3 million for the same period of 2001. The decrease reflects lower amounts of excess cash invested in year 2002.

Interest expense was $3.2 million in the second quarter of 2002, compared with $13.3 million in the second quarter of 2002. In the six months ended June 30, 2002, interest expense was $7.2 million compared with $20.3 million in the first six months of 2001. The decrease reflects the decrease in the levels of long-term debt maintained by the company during 2002 as compared to the same period during 2001.

TAXES ON INCOME: Taxes on income for the six months ended June 30, 2002 were $18.7 million, compared with $12.5 million for the same period of 2001. The increase was principally due to higher earnings in 2002, resulting from higher production.

CASH FLOWS:

SECOND QUARTER: Net cash provided by operating activities was $45.6 million in the second quarter of 2002, compared with $31.2 million in the comparable 2001 period. The increase was principally attributable to increased operating income.

Net cash used in investing activities was $21.0 million consisting of $37.7 million of capital expenditures offset by $16.6 million from sales of marketable securities in the second quarter of 2002. In the second quarter of 2001, net cash used in investing activities was $40.2 million related to capital expenditures.

Net cash used for financing activities in the second quarter of 2002 was $1.8 million, compared with $84.6 million for the second quarter of 2001. The second quarter of 2002 includes a dividend distribution of $1.5 million, and similar period of 2001 included a dividend distribution of $8.8 million, a debt repayment of $43.0 million and an escrow deposit of $32.1 million.

SIX MONTHS: Net cash provided by operating activities was $90.5 million for the six months period ended June 30, 2002, compared with $130.6 million in the comparable 2001 period. The decrease was attributable primarily to reimbursements of Peruvian value added taxes of $45.5 million in 2001.

Net cash used in investing activities was $78.6 million in the six-month period ended June 30, 2002, and was primarily due also to capital expenditures. In the six months period ended June 30, 2001, net cash used in investing activities was $67.7 million and was primarily due to capital expenditures.

Cash provided by (used for) financing activities for the six months ended June 30, 2002 was $106.1 million, compared with $310.8 million in the comparable 2001 period. The six months ended June 30, 2002, includes proceeds of $25.9 million from bonds issued in the first quarter, an escrow withdrawal of $6.9 million, a SEN's repayment of $134.3 million, and a dividend distribution of $4.2 million. The six months ended June 30, 2001, includes proceeds of $400.0 million under a credit line contracted with a group of international financial institutions, which was prepaid in December 2001, a debt repayment of $47.3 million, an escrow deposit of $32.1 million, and dividends distribution of $8.8 million.

LIQUIDITY AND CAPITAL RESOURCES: In the second quarter of 2002, the Company paid a dividend to shareholders of $3.2 million or 4 cents per share, compared with $19.3 million or $0.24 cents per share in the same period of 2001. On July 25, 2002, the Company declared a quarterly dividend of 15.6 cents per share payable September 3,2002, to stockholders of record at the close of business on August 13, 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:
Southern Peru Copper Corporation's discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures of market risks, are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Preparation of these financial statements requires Southern Peru's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses, for the reported period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production for mine depletion determination; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flow) and litigation contingencies.

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

During the first quarter of 2002, the Company changed the estimated useful lives of certain machinery and equipment. This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $3.1 million in the first three months of 2002. Estimated useful lives of the Company's fixed assets are based on periodic evaluation by the Company's management and engineers. Changes in such estimates could significantly affect, among other things, the Company's operating costs and net income.

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

PART II - OTHER INFORMANTION

Item 6 - Exhibits on Form 10-Q

    15. Independent Public Accountant's Awareness Letter

INDEPENDENT ACCOUNTANTS' REPORT

To Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of June 30, 2002 and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial information as of December 31, 2001, and for the three-month and six-month periods ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

DELOITTE & TOUCHE LLP


Phoenix, Arizona
July 19, 2002

                          Part II -- OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOUTHERN PERU COPPER CORPORATION
                                                       (Registrant)





                                              /s/  Oscar Gonzalez Rocha
                                              -------------------------
Date: August 14, 2002                         Oscar Gonzalez Rocha
                                                    President



                                              /s/ Daniel Tellechea Salido
                                              ---------------------------
Date: August 14, 2002                         Daniel Tellechea Salido
                                              Vice President of Finance