Form 10-Q
period 2002-09-30
SOUTHERN PERU COPPER CORP/
filed 2002-11-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2002

Third Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002                                                                           Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 977-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

As of October 31, 2002, there were outstanding 14,107,587 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

Southern Peru Copper Corporation

and Subsidiaries

INDEX TO FORM 10-Q

Part I. Financial Information:

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings Three Months and Nine Months ended September 30, 2002 and 2001

Condensed Consolidated Balance Sheet September 30, 2002 and December 31, 2001

Condensed Consolidated Statement of Cash Flows Three Months and Nine Months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Items 2. and 3	Management’s Discussion and Analysis of Financial and Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information:

Item 1. - Legal Proceedings

Item 4. - Submission of Matters to a Vote of Security Holders

Item 6. - Exhibits

Signatures

Certifications

Exhibit 99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except for per share amounts)

Net sales:
Related parties	$—	$7,580	$7,073	$22,576
Others	169,906	163,919	492,363	474,178
Total net sales	169,906	171,499	499,436	496,754

Operating costs and expenses:
Cost of sales	117,639	125,368	332,553	343,656
Administrative and other expenses	6,555	7,136	21,516	22,922
Depreciation and depletion	16,823	16,642	49,332	56,227
Exploration expense	2,971	2,473	6,379	5,703
Total operating costs and expenses	143,988	151,619	409,780	428,508

Operating income	25,918	19,880	89,656	68,246

Interest income	652	4,887	2,045	14,139
Other income	141	2,473	1,436	1,360
Interest expense	(2,926)	(11,433)	(10,174)	(31,778)

Earnings before taxes on income, minority interest of investment shares and extraordinary loss	23,785	15,807	82,963	51,967

Taxes on income	9,226	4,084	27,940	16,598
Minority interest of investment shares in income of Peruvian Branch	179	150	702	640

Earnings before extraordinary loss	14,380	11,573	54,321	34,729

Extraordinary loss from early extinguishment of debt, net of income tax benefits of $3,876	—	—	8,536	—

Net earnings	$14,380	$11,573	$45,785	$34,729

Per common share amounts:
Earnings before extraordinary loss	$0.18	$0.15	$0.68	$0.43
Extraordinary loss, net of income tax benefits	—	—	(0.11)	—
Net earnings – basic and diluted	$0.18	$0.15	$0.57	$0.43
Dividends declared	$0.16	$0.05	$0.27	$0.29
Weighted average common shares outstanding (Basic)	80,005	80,001	80,005	80,001
Weighted average common shares outstanding (Diluted)	80,009	80,006	80,009	80,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2002	December 31, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126,008	$212,857
Accounts receivable, net	63,339	83,812
Inventories, net	94,022	101,030
Prepaid taxes	7,649	24,794
Other assets	2,202	6,137
Total current assets	293,220	428,630

Net property	1,431,398	1,376,777
Other assets	11,829	17,995
Total Assets	$1,736,447	$1,823,402

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$122,914
Accounts payable	44,301	55,602
Accrued liabilities	47,122	44,422
Total current liabilities	91,423	222,938

Long-term debt	299,043	273,121
Deferred income taxes	89,292	88,615
Other liabilities and reserves	15,235	15,252
Total non-current liabilities	403,570	376,988

MINORITY INTEREST	7,799	14,021

STOCKHOLDERS’ EQUITY
Common stock (a)	261,628	261,625
Retained earnings	972,027	947,830
Total Stockholders’ Equity	1,233,655	1,209,455

Total Liabilities, Minority Interest and Stockholders’ Equity	$1,736,447	$1,823,402

(a) Common shares: Authorized	34,099	34,099
Outstanding	14,108	14,103
Class A common shares authorized and outstanding	65,901	65,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$14,380	$11,573	$45,785	$34,729
Extraordinary loss, pre-tax	—	—	12,412	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and depletion	16,823	16,642	49,332	56,227
Remeasurement gain	(1,323)	(5,775)	(3,432)	(2,053)
Deferred income taxes	3,238	4,508	4,439	7,488
Minority interest of investment shares	179	150	702	640

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	19,458	(8,694)	7,026	61,710
Inventories	6,406	3,499	7,009	(320)
Accounts payable and accrued liabilities	(8,896)	(9,685)	987	(7,474)
Other operating assets and liabilities	1,066	7,350	17,618	9,699
Net cash provided by operating activities	51,331	19,568	141,878	160,646

INVESTING ACTIVITIES
Capital expenditures	(27,038)	(44,311)	(105,741)	(112,056)
Sales of property	71	10	149	71
Net cash used for investing activities	(26,967)	(44,301)	(105,592)	(111,985)

FINANCING ACTIVITIES
Cash paid for early extinguishment of debt	—	—	(11,404)	—
Debt repayment	—	(37,708)	(122,914)	(84,993)
Proceeds from borrowings	—	—	25,922	400,000
Escrow (deposits) withdrawals on long-term loans	—	2,996	6,936	(29,067)
Dividends paid to common stockholders	(10,201)	(3,729)	(14,373)	(23,008)
Distributions to minority interest	(104)	(59)	(246)	(368)
Treasury stock transaction	—	—	3	—
Purchases of investment shares	(8,299)	4	(8,629)	(752)

Net cash (used for) provided from financing activities	(18,604)	(38,496)	(124,705)	261,812

Effect of exchange rate changes on cash	202	5,959	1,570	2,813

Increase (decrease) in cash and cash equivalents	5,962	(57,270)	(86,849)	313,286
Cash and cash equivalents, at beginning of period	120,046	519,644	212,857	149,088

Cash and cash equivalents, at end of period	$126,008	$462,374	$126,008	$462,374

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,552	$10,172	$12,984	$30,362
Income taxes	$—	$88	$31	$130
Supplemental schedule of noncash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable to affiliate	$—	$—	$6,160	$—
Accounts receivable from shareholders offset by dividends paid	$2,280	$—	$7,213	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Certain reclassifications have been made in the financial statements from amounts previously reported. The results of operations for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 annual report on Form 10-K.

B.             Inventories were as follows:

(In millions)

	September 30, 2002	December 31, 2001
Metals at lower of average cost or market:
Finished goods	$3.3	$1.8
Work-in-process	42.7	45.9
Supplies at average cost, net of reserves	48.0	53.3
Total inventories	$94.0	$101.0

C.             At September 30, 2002, the Company has recorded sales of 9.4 million pounds of copper, at an average provisional price of $0.65 per pound. Also the Company has recorded sales of 1.3 million pounds of molybdenum at an average provisional price of $4.36 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and dealer oxide molybdenum prices in the month of settlement, which will occur in the fourth quarter of 2002.

D.            In the first quarter 2002, the Company changed the estimated lives of certain machinery and equipment.  This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $9.4 million in the first nine months of 2002.

E.              Related Party Transactions:

As of September 30, 2002, the Company had overdue receivables of $2.2 million from Minera Mexico International Inc. (“MMI”) and $4.9 million from Americas Sales Corp. (“ASC”), related to sales of copper, at market prices and with customary terms to MMI and ASC, $2.2 million in 2001 and $4.9 million in 2002, respectively.  MMI and ASC are subsidiaries of Grupo Mexico, the majority (54.2%) indirect stockholders of the Company.  As of October 17, 2002, the Company collected $0.7 million from MMI reducing the balance to $1.5 million.  The Company believes ASC and MMI intend and have the ability to pay the amounts due.

F.              Purchase of Investment Shares:

In July 2002, the Company acquired 2.1 million investment shares for $8.2 million in cash.  The acquisition of the investment shares has been accounted for as the purchase of a minority interest.  The excess purchase price over the cost of the share of $6.2 million has been allocated to proven and probable copper resources. As a result of the transaction, the interest of investment shareholders in the Branch was reduced from 1.4% to 0.8%.

G.             Commitments and Contingencies:

Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called “labor shares”) of its Peruvian Branch plus dividends. In December 1999, the civil court of first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  The case is now pending before a labor court of first instance in Lima.

There was also pending against the Company a similar lawsuit filed by 127 additional former employees. In December 1999, the civil court of first instance of Lima dismissed the complaint against the Company.  Plaintiffs appealed this decision in January 2000 before the Superior Court.  By the end of 2000, the Superior Court rejected the appeal.  Plaintiffs filed an extraordinary appeal before the Supreme Court.   In July 2002, the Company was notified that the Supreme Court of Peru had affirmed the decision of the lower court dismissing the case.  Therefore, the case has been resolved favorably for the Company.

In February 2002, the Company received notice that approximately 3,000 additional former employees intended to file a similar lawsuit, for unspecified amounts, seeking the delivery of a substantial number of investment shares.  The conciliation hearing took place and was concluded when no agreement was reached.  In August 2002, the Company was notified that these former workers had filed a lawsuit before the labor court in Lima.  The labor court rejected the complaint due to procedural defects.  The plaintiffs appealed this decision before the Superior Court of Lima.

On December 28, 2000, a lawsuit styled Flores v Southern Peru Copper Corporation was filed against the Company in federal court in New York City. The Flores lawsuit sought unspecified compensatory and punitive damages for alleged personal injuries to eight persons resident in Peru arising from alleged releases into the environment from the Company’s operations in Peru. The lawsuit invoked the jurisdiction of the court under the federal Alien Tort Claims Act, claiming violations of customary international law. The Flores lawsuit is similar to a suit filed in 1995 in Texas, for unspecified amounts, which was dismissed in 1996 by a U. S. district judge. That ruling was affirmed unanimously by a three-judge federal appeals court. The court made it clear that the claims of Peruvian residents should be tried in the courts of Peru, not in the United States.  On July 16, 2002, the United States District Court for the Southern District of New York dismissed the complaint in the Flores lawsuit. In its decision, the district court ruled that it lacked jurisdiction under the Alien Tort Claims Act because the Peruvian plaintiffs had failed to allege a cognizable claim that international law had been violated. In the alternative, the district court stated that, even if it had jurisdiction, it nonetheless would dismiss the Flores lawsuit on the basis of the doctrine of forum non convenient, because the dispute should be litigated in the courts of Peru, not in the United States. On August 28, 2002, the Flores plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Second Judicial Circuit. No briefing schedule has yet been established for the appeal.

Income Taxes - United States:

The Internal Revenue Service (“IRS”) has completed the fieldwork phase of their audit of the Company for the years 1994 through 1996.  In September 2002, the IRS issued a Notice of Proposed Adjustment, which among other things challenged the Company’s method of valuation of leach dumps.  The Company will file a protest with the Appeals Office of the IRS and will vigorously defend its position.  The Company believes that in all material respects the positions taken in reporting to the IRS are correct and appropriate.

Income Taxes - Peru:

The Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed. SUNAT has challenged the Company’s depreciation methods, the deduction of certain interest expense and other expenses related to charges incurred outside of Peru. The Company has appealed these assessments. The assessments for years 1996 and 1997 are currently being contested in the Peruvian Tax Court. The assessment for years 1998 and 1999 are presently being contested by the Company before SUNAT. The Company believes that in all material respects the positions taken in reporting to SUNAT are correct and appropriate.

It is the opinion of management that the outcome of the legal proceedings and tax contingencies above mentioned, as well as other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of the Company and its consolidated subsidiaries.  However, it is possible that the tax contingencies and litigation matters could have a material effect on quarterly or annual operating results, when they are resolved in future periods.

H.            Impact of New Accounting Standards:

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which will be required to be adopted effective January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets.  Management is assessing the impact of this statement on the results of operations and financial condition.

In April 2002, the FASB issued SFAS No. 145 to rescind FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This statement, which shall be applied in fiscal years beginning after May 15, 2002, amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management is assessing the impact of this statement on the results of operations and financial condition.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with “Exit or Disposal Activities”, which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  Management is assessing the impact of this statement on the results of operations and financial condition.

Part I

Items 2 and 3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company reported net earnings of $14.4 million, or 18 cents per basic and diluted share, for the third quarter ended September 30, 2002, compared with net earnings of $11.6 million, or 15 cents per basic and diluted share, for the third quarter of 2001.  For the first nine months of 2002, net earnings were $45.8 million or 57 cents per basic and diluted share, compared to $34.7 million or 43 cents per basic and diluted share, for the same period of 2001.  Sales of products were $169.9 million in the third quarter of 2002, compared with $171.5 million in the third quarter of 2001.  Sales of products for the first nine months of 2002, totaled $499.4 million, compared with $496.8 million for the same period of the previous year.

The increase in earnings in the third quarter of 2002 is primarily due to higher molybdenum prices and decreased financing expenses, as debt levels were significantly lower in the third quarter of 2002, offset somewhat, by lower copper sales.  The average price for copper on the London Metal Exchange (LME) and the New York Commodity Exchange (COMEX), was 69 cents per pound for the third quarter of 2002 compared with 67 cents per pound in the third quarter of 2001. The average price for copper in the nine month period ended September 30, 2002 was three cents lower than the comparable 2001 period.  The average price for molybdenum, one of SPCC’s principal by-products, was higher in the third quarter of 2002 at $4.71 per pound, compared with $2.41 for the same period of 2001. In the first nine months of 2002 the average price for molybdenum was $3.94 per pound, compared with $2.37 for the same period of 2001.

Mine copper production increased 0.4% to 192.2 million pounds in the third quarter of 2002, compared with the third quarter of last year.  This increase of 0.7 million pounds included a decrease of 5.2 million pounds from the Toquepala mine, an increase of 6.8 million pounds from the Cuajone mine, and a decrease of 0.9 million pounds in solvent extraction/electrowinning (SX/EW) production. The Toquepala mine decrease in production was due to lower ore grades.  The increase in production at the Cuajone mine was due to higher ore grades mined and better copper recovery at the concentrator. The main reason for the 0.9 million pounds decrease in SX/EW production was lower grades of PLS (Pregnant Leaching Solution).

The Toquepala concentrator expansion and modernization project was completed at the end of August 2002, with a total investment of $69.5 million.  With the completion of this project, the Toquepala concentrator milling capacity has increased from 45,000 to 60,000 metric tons per day. The increase in production represents a significant step towards reducing unit costs and optimizing the break-even point of SPCC’s copper production.  The Cuajone leaching facilities expansion project was developed to expand the leaching facilities pads and the crushing plant.  This will allow the plant to increase the production of copper in PLS from 13.5 tons to 18 tons per day of copper contained in solution for treatment at the solvent extraction plant in Toquepala.

The Company announced on October 30, 2002, that union workers at the Company’s Toquepala mine in Tacna, Peru, began a strike principally as a result of a dispute over work day schedules at the mine. Workers were seeking to alter the current duration of work day shifts and the current number of days worked consecutively.

On November 10, 2002, the strike ended as Company management and the union reached an accord.  Agreement was reached on matters related to arbitrary retirement issues. Work schedules questions will continue to be discussed by Company and union representatives.

The Company estimates that lost production due to this strike is 7,800 metric tons of copper concentrates, 100 metric tons of molybdenum concentrates, 23,400 ounces of silver and 50 ounces of gold.

Inflation and Devaluation of Peruvian Nuevo Sol: The functional currency of the Peruvian Branch is the US Dollar.  A portion of the Company’s operating costs is denominated in Peruvian nuevos soles.  Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian nuevo sol, the financial position, results of operations and cash flows of the Company could be adversely affected.

For the three months ended September 30, 2002, the inflation and devaluation rates were 0.61% and 3.79%, respectively, compared with 0.00% and (0.85%) in the comparable 2001 period.  For the nine months ended September 30, 2002, the inflation and devaluation rates were 1.23% and 5.75%, respectively, and for the nine months periods ended September 30, 2001 the inflation and devaluation rates were 0.42% and (1.22%), respectively.

Net Sales: Net sales in the third quarter of 2002 decreased $1.6 million to $169.9 million from the comparable period in 2001. Net sales for the first nine months of 2002 totaled $499.4 million, compared with $496.8 million for the same period of 2001. The decrease in net sales in the three-month period ended September 30, 2002 was principally a result of the decrease in copper sales volume of 20 million pounds, offset by significantly higher molybdenum prices and a slightly higher copper price.  Net sales in the nine month period ended September 30, 2002 increased slightly from the year earlier period due to higher molybdenum prices in 2002, offset somewhat by the impact of lower copper prices in the period.

At September 30, 2002, the Company has recorded sales of 9.4 million pounds of copper, at an average provisional price of $0.65 per pound. Also the Company has recorded sales of 1.3 million pounds of molybdenum at an average provisional price of $4.36 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and dealer oxide molybdenum prices in the month of settlement, which will occur in the fourth quarter of 2002.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the LME, the COMEX or as published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Price/Volume Data:

Average Metal Prices
Copper (per pound-LME)	$0.69	$0.67	$0.71	$0.74
Copper (per pound-COMEX)	$0.69	$0.67	$0.72	$0.75
Molybdenum (per pound)	$4.71	$2.41	$3.94	$2.37
Silver (per ounce-COMEX)	$4.66	$4.27	$4.62	$4.39

Sales Volume (in thousands):
Copper (pounds)	206,800	226,800	600,100	598,700
Molybdenum (pounds) (1)	3,908	4,667	13,566	12,863
Silver (ounces)	997	1,136	2,876	2,946

(1)           The Company’s molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

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

	Copper		Silver		Molybdenum

Change in Metal Prices	$0.01	/lb.	$1.00	/oz.	$1.00	/lb.
Annual Change in Earnings per share	$0.06		$0.03		$0.15

Operating Costs and Expenses: Operating costs and expenses were $144.0 million in the third quarter of 2002, compared with $151.6 million in the third quarter of 2001. In the nine months ended September 30, 2002 operating costs and expenses were $409.8 million, compared with $428.5 million in the comparable 2001 period.

Cost of sales for the three months ended September 30, 2002 was $117.6 million compared with $125.4 million in the comparable 2001 period. The decrease in the third quarter was principally a result of lower copper sales volume. In the nine months ended September 30, 2002 cost of sales was $332.6 million, compared with $343.7 million in the comparable 2001 period, the decrease of $11.1 in the nine months of 2002, includes a lower cost of Company mined copper, this decrease was partially offset by the higher cost of copper processed and sold from purchased concentrates.

Administrative and other expenses were $6.6 million in the three months ended September 30, 2002 and $7.1 million in the comparable 2001 period. In the nine months ended September 30, 2002, administrative and other expenses were $21.5 million compared with $22.9 million in the nine months ended September 30, 2001. The decrease in the third quarter 2002 and the nine months ended September 30, 2002, compared with the same periods of 2001, is mainly due to a decrease in legal and consulting services and other expenses.

Depreciation and depletion expense for the three months ended September 30, 2002 was $16.8 million, compared with $16.6 million in the comparable 2001 period. In the nine months ended September 30, 2002 depreciation and depletion expense was $49.3 million, compared with $56.2 million in the comparable 2001 period. The decrease in the first nine months of 2002 is principally due to a change related to longer estimated service lives of assets implemented during the first quarter of 2002.

Non-Operating Items: Interest income was $0.7 million in the third quarter of 2002, compared with $4.9 million in the comparable 2001 period. In the nine months ended September 30, 2002 interest income was $2.0 million, compared with $14.1 million for the same period of 2001.  The decrease reflects lower amounts of excess cash invested in 2002.

Interest expense was $2.9 million in the third quarter of 2002, compared with $11.4 million in the third quarter of 2001. In the nine months ended September 30, 2002, interest expense was $10.2 million, compared with $31.8 million in the first nine months of 2001. The decrease reflects the lower level of long-term debt of the Company during 2002, as compared to the same periods during 2001, and lower interest rates.

Taxes on Income: Tax on income for the three months ended September 30, 2002 were $9.2 million, compared with $4.1 million for the same period of 2001.  Taxes on income for the nine months ended September 30, 2002 were $24.0 million (net of a $3.9 million benefit, which was recorded as part of the extraordinary loss), compared with $16.6 million for the same period of 2001. The increase in the third quarter and the nine months ended September 30, 2002, was principally due to higher earnings in 2002.

Cash Flows:

Third Quarter: Net cash provided by operating activities was $51.3 million in the third quarter of 2002, compared with $19.6 million in the comparable 2001 period. The increase was principally attributable to increased contributions from operating assets and liabilities.

Net cash used in investing activities was $27.0 million related to capital expenditures. In the third quarter of 2001, net cash used in investing activities was $44.3 million related to capital expenditures.

Net cash used for financing activities in the third quarter of 2002 was $18.6 million, compared with $38.5 million for the third quarter of 2001.  The third quarter of 2002 includes a dividend distribution of $10.2 million, while the third quarter of 2001 included a dividend distribution of $3.7 million.  In the third quarter of 2001 the Company had debt payments of $37.7 million and received $3.0 million from released escrow deposits.  In the third quarter of 2002 the Company acquired a significant block of outstanding investment shares at a cost of $8.3 million, reducing the investment shareholders’ interest in the Branch from 1.4% to 0.8%.

Nine Months: Net cash provided by operating activities was $141.9 million for the nine-month period ended September 30, 2002, compared with $160.6 million in the comparable 2001 period. The decrease was attributable primarily to reimbursements of Peruvian value added taxes of $45.5 million in 2001.

Net cash used in investing activities was $105.6 million in the nine-month period ended September 30, 2002, as compared with $112.0 in the comparable 2001 period.  These funds in both periods were used primarily in the Company’s expansion and modernization projects.

Cash used for financing activities for the nine months ended September 30, 2002 was $124.7 million, compared with net cash inflows of $261.8 million in the comparable 2001 period. The nine months ended September 30, 2002, include proceeds of $25.9 million from bonds issued in the first quarter and 6.9 million released from escrow deposits.  In addition, the Company prepaid the outstanding balance of its secured Exports Notes of $134.3 million, including a premium of $11.4 million; the Company also paid cash dividends to stockholders of $14.4 million and acquired investment shares at a cost of $8.6 million.  The nine months ended September 30, 2001, include proceeds of $400.0 million under a credit line contracted with a group of international financial institutions, which was prepaid in December 2001.  In addition, debt repayment of $85.0 million, an escrow deposit of $29.1 million and dividend distributions of $23.0 million were made in the nine months ended September 30, 2001.

Liquidity and Capital Resources: In the third quarter of 2002, the Company declared a dividend to shareholders of $12.5 million or 15.6 cents per share, compared with $3.7 million or 4.7 cents per share in the same period of 2001.  On October 22, 2002, the Company declared a quarterly dividend of 8.9 cents per share payable November 27, 2002, to stockholders of record at the close of business on November 12, 2002.

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

Critical Accounting Policies and Estimates:

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses, for the reported period.  The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production for mine depletion determination; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flow); and litigation and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Southern Peru, at least annually, estimates its ore reserves at active properties and properties currently on care-and-maintenance status.  Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings.  Additionally, declines in the market price of a particular metal may render certain reserves containing relatively lower grades of mineralization economically unfeasible to mine.  Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves.  Southern Peru uses its ore reserve estimates in determining the unit basis for mine depreciation, as well as in evaluating mine assets impairments.  Changes in ore reserve estimates could significantly affect these items.  Please also refer to “Cautionary Statement”.

During the first quarter of 2002, the Company changed the estimated useful lives of certain machinery and equipment. This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $9.4 million in the first nine months of 2002.  Estimated useful lives of the Company’s fixed assets are based on periodic evaluation by the Company’s management and engineers.  Changes in such estimates could significantly affect, among other things, the Company’s operating costs and net income.

Impact of New Accounting Standards:

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligation”, which will be required to be adopted effective January 1, 2003.  SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of long-lived tangible assets.  Management is assessing the impact of this statement on the results of operations and financial condition.

In April 2002, the FASB issued SFAS No. 145 to rescind FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This statement, which shall be applied in fiscal years beginning after May 15, 2002, amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management is assessing the impact of this statement on the results of operations and financial condition.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  Management is assessing the impact of this statement on the results of operations and financial condition.

Cautionary statement: Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company’s products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metal prices on commodity exchanges, which can be volatile.

Item 4.             Controls and Procedures

As of September 30, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information provided in Note G to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on August 12, 2002, the holders of the Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, to ratify the selection of Deloitte & Touche LLP, as independent accountants for 2002.

Votes cast in the election of directors by holders of Common Stock were as follows:

	Number of Shares
Names	For	Withheld
John F. McGillicuddy	6,215,038	2,989,031

Gilberto Perezalonso Cifuentes	6,219,543	2,984,526

In the election of the directors by holders of Class A Common Stock, each of the following directors received 65,900,833 votes and no votes were withheld.

German Larrea Mota-Velasco

Oscar González Rocha

Manuel Calderón Cárdenas

Jaime Claro

Héctor García de Quevedo Topete

Xavier García de Quevedo Topete

Harold S. Handelsman

Genaro Larrea Mota-Velasco

Ramiro G. Peru

Jaime Serra Puche

Armando Ortega Gómez

Daniel Tellechea Salido

J. Steven Whisler

Stockholders ratified the selection of the independent accountants as follows:

	For	Against	Abstain
Common Stock	9,178,141	2,852	23,076

Class A Common Stock	329,504,165	—	—

Total	338,682,306	2,852	23,076

Item 6.             Exhibits

Exhibit No.	Description of Exhibit

99.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Part II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

/s/ Oscar González Rocha
Date: November 14, 2002	Oscar González Rocha
President

/s/ Daniel Tellechea Salido
Date: November 14, 2002	Daniel Tellechea Salido
Vice President of Finance

CERTIFICATION PURSUANT TO

Section 302 of the Sarbanes-Oxley Act of 2002

I, Germán Larrea Mota-Velasco, Chairman and Chief Executive Officer of Southern Peru Copper Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Southern Peru Copper Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Germán Larrea Mota-Velasco
Date: November 14, 2002	Germán Larrea Mota-Velasco
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

Section 302 of the Sarbanes-Oxley Act of 2002

I, Daniel Tellechea Salido, Vice President of Finance and Chief Financial Officer of Southern Peru Copper Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Southern Peru Copper Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel Tellechea Salido
Date: November 14, 2002	Daniel Tellechea Salido
Vice President of Finance and
Chief Financial Officer