Form 10-Q/A
period 2002-09-30
SOUTHERN PERU COPPER CORP/
filed 2002-12-03
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2002

Third Quarter

FORM 10-Q/A

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

This amendment to the Company’s report on Form 10-Q that was filed on November 14, 2002 is being made to supplement disclosures to indicate that Deloitte & Touche LLP has not completed its review of the Company’s financial statements for the quarter ended September 30, 2002, pending an investigation initiated by the Company of allegations set forth in an anonymous letter delivered to the Company. Please see Note A to the financial statements contained herein for additional information. This form 10-Q/A does not otherwise modify the disclosures in the report on Form 10-Q that was filed on November 14, 2002.

Southern Peru Copper Corporation

and Subsidiaries

INDEX TO FORM 10-Q/A

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    In July 2002 Southern Peru Copper Corporation (the “Company” or SPCC) received an anonymous letter containing various allegations. The Company’s Audit Committee has retained legal counsel that has initiated an investigation of the allegations made in the letter and the Audit Committee has taken other measures to investigate these allegations. The investigation is ongoing, and accordingly, the Company’s independent accountants have not concluded their review of the financial statements for the quarter ended September 30, 2002, as required by Rule 10-01(d) of Regulation S-X. While the Company does not anticipate that this investigation will result in any change to its financial statements, if such investigation results in a change to the financial statements contained in this Quarterly Report on Form 10-Q/A, the Company will file an amendment to this Quarterly Report and file such revised financial statements, including a discussion of any material changes from the unreviewed financial statements originally filed.

B.             In the opinion of Southern Peru Copper Corporation (the “Company” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Certain reclassifications have been made in the financial statements from amounts previously reported. The results of operations for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 annual report on Form 10-K.

C.             Inventories were as follows:

(In millions)

	September 30, 2002	December 31, 2001
Metals at lower of average cost or market:
Finished goods	$3.3	$1.8
Work-in-process	42.7	45.9
Supplies at average cost, net of reserves	48.0	53.3
Total inventories	$94.0	$101.0

D.            At September 30, 2002, the Company has recorded sales of 9.4 million pounds of copper, at an average provisional price of $0.65 per pound. Also the Company has recorded sales of 1.3 million pounds of molybdenum at an average provisional price of $4.36 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and dealer oxide molybdenum prices in the month of settlement, which will occur in the fourth quarter of 2002.

E.              In the first quarter 2002, the Company changed the estimated lives of certain machinery and equipment.  This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $9.4 million in the first nine months of 2002.

F.              Related Party Transactions:

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

G.             Purchase of Investment Shares:

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

H.            Commitments and Contingencies:

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

I.                 Impact of New Accounting Standards:

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

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information provided in Note G to the financial statements contained in Part I of this Form 10-Q/A, is incorporated herein by reference.

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

SOUTHERN PERU COPPER CORPORATION
(Registrant)

/s/ Oscar González Rocha
Date: December 3, 2002	Oscar González Rocha
President

/s/ Daniel Tellechea Salido
Date: December 3, 2002	Daniel Tellechea Salido
Vice President of Finance

CERTIFICATION PURSUANT TO

Section 302 of the Sarbanes-Oxley Act of 2002

I, Germán Larrea Mota-Velasco, Chairman and Chief Executive Officer of Southern Peru Copper Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q/A of Southern Peru Copper Corporation;

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

/s/ Germán Larrea Mota-Velasco
Date: December 3, 2002	Germán Larrea Mota-Velasco
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

Section 302 of the Sarbanes-Oxley Act of 2002

I, Daniel Tellechea Salido, Vice President of Finance and Chief Financial Officer of Southern Peru Copper Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q/A of Southern Peru Copper Corporation;

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

/s/ Daniel Tellechea Salido
Date: December 3, 2002	Daniel Tellechea Salido
Vice President of Finance and
Chief Financial Officer