Form 10-Q/A
period 2002-09-30
SOUTHERN PERU COPPER CORP/
filed 2003-02-07
CIK 1001838

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

Southern Peru Copper Corporation

and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in thousands, except for per share amounts)

Net sales:
Related parties	$—	$7,580	$7,073	$22,576
Others	169,906	163,919	492,363	474,178
Total net sales	169,906	171,499	499,436	496,754

Operating costs and expenses:
Cost of sales	117,639	125,368	332,553	343,656
Administrative and other expenses	6,555	7,136	21,516	22,922
Depreciation and depletion	16,823	16,642	49,332	56,227
Exploration expense	2,971	2,473	6,379	5,703
Total operating costs and expenses	143,988	151,619	409,780	428,508

Operating income	25,918	19,880	89,656	68,246

Interest income	652	4,887	2,045	14,139
Other income	141	2,473	1,436	1,360
Interest expense	(2,926)	(11,433)	(10,174)	(31,778)

Earnings before taxes on income, minority interest of investment shares and extraordinary loss	23,785	15,807	82,963	51,967

Taxes on income	9,226	4,084	27,940	16,598

Minority interest of investment shares in income of Peruvian Branch	179	150	702	640

Earnings before extraordinary loss	14,380	11,573	54,321	34,729

Extraordinary loss from early extinguishment of debt, net of income tax benefits of $3,876	—	—	8,536	—

Net earnings	$14,380	$11,573	$45,785	$34,729

Per common share amounts:
Earnings before extraordinary loss	$0.18	$0.15	$0.68	$0.43
Extraordinary loss, net of income tax benefits	—	—	(0.11)	—
Net earnings — basic and diluted	$0.18	$0.15	$0.57	$0.43
Dividends declared	$0.16	$0.05	$0.27	$0.29
Weighted average common shares outstanding (Basic)	80,005	80,001	80,005	80,001
Weighted average common shares outstanding (Diluted)	80,009	80,006	80,009	80,006

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

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$14,380	$11,573	$45,785	$34,729
Extraordinary loss, pre-tax	—	—	12,412	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and depletion	16,823	16,642	49,332	56,227
Remeasurement gain	(1,323)	(5,775)	(3,432)	(2,053)
Deferred income taxes	3,238	4,508	4,439	7,488
Minority interest of investment shares	179	150	702	640

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	19,458	(8,694)	7,026	61,710
Inventories	6,406	3,499	7,009	(320)
Accounts payable and accrued liabilities	(8,896)	(9,685)	987	(7,474)
Other operating assets and liabilities	1,066	7,350	17,618	9,699
Net cash provided by operating activities	51,331	19,568	141,878	160,646

INVESTING ACTIVITIES
Capital expenditures	(27,038)	(44,311)	(105,741)	(112,056)
Sales of property	71	10	149	71
Net cash used for investing activities	(26,967)	(44,301)	(105,592)	(111,985)

FINANCING ACTIVITIES
Cash paid for early extinguishment of debt	—	—	(11,404)	—
Debt repayment	—	(37,708)	(122,914)	(84,993)
Proceeds from borrowings	—	—	25,922	400,000
Escrow (deposits) withdrawals on long-term loans	—	2,996	6,936	(29,067)
Dividends paid to common stockholders	(10,201)	(3,729)	(14,373)	(23,008)
Distributions to minority interest	(104)	(59)	(246)	(368)
Treasury stock transaction	—	—	3	—
Purchases of investment shares	(8,299)	4	(8,629)	(752)

Net cash (used for) provided from financing activities	(18,604)	(38,496)	(124,705)	261,812

Effect of exchange rate changes on cash	202	5,959	1,570	2,813

Increase (decrease) in cash and cash equivalents	5,962	(57,270)	(86,849)	313,286
Cash and cash equivalents, at beginning of period	120,046	519,644	212,857	149,088

Cash and cash equivalents, at end of period	$126,008	$462,374	$126,008	$462,374

	3 Months Ended September 30,		9 Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,552	$10,172	$12,984	$30,362
Income taxes	$—	$88	$31	$130
Supplemental schedule of noncash operating, investing and financing activities:
Accounts receivable from offset by Accounts Payable to affiliate	$—	$—	$6,160	$—
Accounts receivable from shareholders offset by dividends paid	$2,280	$—	$7,213	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of SPCC the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Certain reclassifications have been made in the financial statements from amounts previously reported. The results of operations for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 annual report on Form 10-K.

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

Income Taxes — United States:

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

Income Taxes — Peru:

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

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with “Exit or Disposal Activities”, which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  Management is assessing the impact of this statement on the results of operations and financial condition.

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  Management is assessing the impact of this statement on the results of operations and financial condition.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

The information provided in Note F to the financial statements contained in Part I of this Form 10-Q/A, is incorporated herein by reference.

Item 4 — Submission of Matters to a Vote of Security Holders

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

Germán Larrea Mota–Velasco

Oscar González Rocha

Manuel Calderón Cárdenas

Jaime Claro

Héctor García de Quevedo Topete

Xavier García de Quevedo Topete

Harold S. Handelsman

Genaro Larrea Mota–Velasco

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

SOUTHERN PERU COPPER CORPORATION
(Registrant)

/s/ Oscar González Rocha
Date: February 7, 2003	Oscar González Rocha
President

/s/ Daniel Tellechea Salido
Date: February 7, 2003	Daniel Tellechea Salido
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

/s/ Germán Larrea Mota-Velasco
Date: February 7, 2003	Germán Larrea Mota-Velasco
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

/s/ Daniel Tellechea Salido
Date: February 7, 2003	Daniel Tellechea Salido
Vice President of Finance and Chief Financial Officer