Form 10-K
period 2002-12-31
SOUTHERN PERU COPPER CORP/
filed 2003-03-31
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2002 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002   Commission File Number: 1-14066

SOUTHERN PERU COPPER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (602) 977-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Lima Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934)       Yes  ☒  No  ☐

As of February 28, 2003, there were of record 14,108,387 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by non affiliates was approximately $217 million.  As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
Part III:	Proxy statement in connection with the Annual Meeting to be held on May 8, 2003.
Part IV:	Exhibit index is on page B3 through B4.

PART I

Item 1.    Business

THE COMPANY

The Company, an integrated producer of copper, operates mining, smelting and refining facilities in the southern part of Peru.  Southern Peru Copper Corporation was reorganized into a holding company structure effective January 2, 1996, upon completion of a public offer to exchange newly issued Common Stock for outstanding labor shares of the Company’s Peruvian Branch (“Labor Shares”) called “Investment Shares” as of December 31, 1998.  Effective December 31, 1998, the Company’s predecessor and wholly owned operating subsidiary, Southern Peru Limited, was merged into the Company.

The Company, incorporated in 1952 was reorganized in 1955 and has conducted copper mining operations since 1960.  Pursuant to Peruvian law, the Company conducts its operations in Peru through a registered branch (the “Peruvian Branch” or the “Branch”).  The Branch is not a corporation separate from the Company.  It is, however, an establishment, registered pursuant to Peruvian law, through which the Company holds assets, incurs liabilities and conducts operations in Peru.  Although it has neither its own capital nor liability separate from that of the Company, it is deemed to have an equity capital for purposes of determining the economic interest of holders of Investment Shares.  Investment Shares are non-voting ownership interests distributed to workers in accordance with former Peruvian laws.  The Branch comprises substantially all the assets and liabilities of the Company associated with its copper operations in Peru.

Throughout this report, unless the context otherwise requires, the terms “Southern Peru”, “SPCC” and “the Company” refer to the present corporation and its consolidated subsidiaries as well as its predecessor. In addition, throughout this report, unless otherwise noted, all tonnages are in metric tons. To convert to short tons, multiply by 1.102. All distances are in kilometers. To convert to miles, multiply by 0.62137. All ounces are troy ounces.

On November 15, 1999, ASARCO Incorporated (“ASARCO”) transferred all of its holdings of SPCC to Southern Peru Holdings Corporation, a wholly owned subsidiary of ASARCO.  On November 17, 1999, Grupo México S.A. de C.V. (“Grupo Mexico”) acquired all the holdings of ASARCO following a tender offer and purchase of all outstanding common stock of ASARCO.

ASARCO is contemplating a transaction in which Southern Peru Holdings Corporation would sell all its SPCC stock to ASARCO’s immediate parent corporation, Americas Mining Corporation (“AMC”).  After the transaction, it is anticipated that the stock will be transferred to a subsidiary of AMC. The sale to AMC and subsequent transfer of SPCC’s stock to a subsidiary of AMC may close prior to the filing of this report on Form 10-K.

At December 31, 2002 the stockholders in the Company were Southern Peru Holdings Corporation, a subsidiary of ASARCO (54.2%), Cerro Trading Company, Inc. (14.2%), Phelps Dodge Overseas Capital Corporation (14.0%) and common stockholders (17.6%).

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

A1

Additional business information follows:

COPPER BUSINESS

The copper operations of the Company involve mining, milling and flotation of copper ore to produce copper concentrates, the smelting of copper concentrates to produce blister copper and the refining of blister copper to produce copper cathodes.

The Company also produces refined copper using the solvent extraction/electrowinning (“SX/EW”) technology.  Silver, molybdenum and small amounts of other metals are contained in copper ore as by-products. Silver sold is recovered in the refining process or as an element of blister copper. Molybdenum is recovered from copper concentrate in a molybdenum by-product plant.

Business Reporting Segments:  Based on the information monitored by the Company’s operating decision makers that manage the business, the Company has identified that its operations are within one reportable segment.  Accordingly, financial information on industry segments is omitted because, apart from the principal business of producing copper, the Company has no other industry segment.

REVIEW OF OPERATIONS

SPCC operates the Toquepala and Cuajone mines, high in the Andes, approximately 984 kilometers southeast of Lima.  It also operates a smelter and refinery west of the mines at the Pacific Ocean Coast City of Ilo, Peru.  SPCC is one of the largest mining companies in Peru and one of the 10 largest private sector copper mining companies in the world.

OVERVIEW

Despite a loss of 5 million pounds of copper production due to strike activity in the fourth quarter of 2002, copper production increased 1.2% to 764 million pounds in the year. In addition, the Company processed 66 million pounds of copper from purchased concentrates in 2002. The increase in SPCC production was principally due to higher ore grades for Cuajone material and higher throughput at the Toquepala concentrator related with the startup in September of the expansion of the concentrator. SX/EW copper production decreased by 3.5 million pounds because of lower grades of PLS (Pregnant Leaching Solution).

In 2002, the Ilo smelter processed 1.18 million tons of concentrates, a new record, 1.6 percent higher than 2001; however, blister copper production  decreased 3.7% to 692.6 million pounds  as concentrates with lower copper content were treated. Improved operations at the Ilo refinery increased cathodes production 1.6% to 621 million pounds, another new production record at this facility.

The Toquepala concentrator expansion and modernization project  was completed in September 2002, with an investment of $66.3 million out of an approved budget of $69.5 million. With the completion of this project the Toquepala concentrator milling capacity increased from 45,000 tons per day to 60,000 tons per day.  This increased  production now gives SPCC the ability to fill the Ilo smelter with its own concentrate production.

The Company plans to continue the modernization of the Ilo smelter using the most efficient proven technology and complying with all applicable environmental regulations.  At the same time the modernization is expected to provide economic returns, which will permit the Company to maintain its position as a competitive enterprise in worldwide copper markets.

MINING OPERATIONS

Total mined copper production at SPCC increased 1.2% in 2002, compared with 2001, due to higher production at the Toquepala and Cuajone mines.

A2

Cuajone production increased 1.9% in 2002 to 370.8 million pounds of copper due principally to higher ore grades.  The Cuajone concentrator throughput for the year was 29.8 million tons of ore resulting in the production of 651 thousand tons of copper concentrates.

Toquepala mine production increased 2.2% in 2002 to 276.5 million pounds of copper due to better recovery and increased throughput in the year.  The Toquepala concentrator, with its capacity expansion completed in September 2002, milled 17.6 million tons of ore. Together, the two mines produced 3.7 million ounces of silver and 18.3 million pounds of molybdenum as by-products.

SX/EW OPERATIONS

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The facility produced 52,900 tons of copper in 2002 compared to 54,400 tons in 2001. This represents a decrease of 3.5 million pounds of copper produced as compared with  2001 production.  The decrease is mainly due to lower PLS.

ORE RESERVES

SPCC has identified substantial geologic resources. In October 1999, the Company reported a substantial increase in proven and probable ore reserves at the Toquepala mine. At year-end 2002, probable concentrator reserves totaled 641 million tons with an average copper grade of 0.74% at Toquepala and 1,153 million tons with an average copper grade of 0.64% at Cuajone. In addition, the Company has a total of 1,792 million tons of leachable ore at Toquepala and Cuajone that can be processed by the SX/EW operation.

SMELTING AND REFINING OPERATIONS

The Ilo smelter increased concentrates processed by 1.6% in 2002, reaching 1.18 million tons, a new production record. Smelting of SPCC concentrates increased by 3.1%, while smelting of third party concentrates decreased by 12.8% to 97,042 tons. As a result, blister production decreased to 316,500 tons in 2002 compared to 328,200 in 2001.

SPCC’s total refined copper production increased 0.9% to 737.5 million pounds in 2002 from 731.2 million pounds in 2001. Refined production from the Ilo refinery reached 621.0 million pounds in 2002, an increase of 1.6% from 2001 due to current efficiency gains at the plant. Production from the SX/EW plant decreased to 116.5 million pounds of copper, a 2.9% decrease over prior year due to lower PLS grades.

SPCC’s Ilo smelter provides feed for the refinery. Blister copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.

EXPANSION AND MODERNIZATION PROGRAM

For a description of the Company’s Expansion and Modernization Program see “Expansion and Modernization Program” on pages A16 to A17, which is incorporated herein by reference.

EXPLORATION

During 2002, the Company continued with its drilling program at the Los Chancas project.  Diamond drilling of 17,500 meters were completed out of the 20,000 meters projected.  Metallurgical tests have been completed.  Test results indicate resources of 200 million tons, with a copper ore grade of 1.0%, 0.07% molybdenum and 0.12 grams of gold per ton.  This project is in its early stages.  Preliminary results of exploration do not represent resources that have been determined to be proven or probable.

A3

Additional diamond drilling was also performed at the Tantahuatay project, with a total of 3,169 meters being drilled at the “Tantahuatay 2” zone.  As a result, the resources have been recalculated to 14.5 million tons with contents of 0.85 grams of gold per ton and 16 grams of silver per ton in oxides in this zone.  Resources for the “Ciénaga” zone are 12.6 million tons with contents of 0.93 grams of gold per ton and 9.5 grams of silver per ton in the oxides.  Total resources are 27.1 million tons, with an average content of 0.89 grams of gold per ton and 13.0 grams of silver per ton.  This project is in its early stages.  Preliminary results of exploration do not represent resources that have been determined to be proven or probable.  SPCC has a 44.245% interest in the Tantahuatay project.

The Company has developed an extensive exploration program throughout Peru, in order to identify resources of copper and gold, as well as zinc, silver and lead.  For 2003, a program of diamond drilling of 15,000 meters is planned.

Currently, the Company has direct control of 114,807 hectares of mineral rights and has control over 42,838 additional hectares of mineral rights through joint ventures with other companies.

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

During 2002, 2001 and 2000, substantially all of the Company’s copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in the Americas. A substantial portion of SPCC’s copper sales is made under annual contracts to industrial users. Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts.  Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result there is little seasonality in SPCC sales volumes.

BACKLOG OF ORDERS

Substantially all of the Company’s metal production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or in spot sales.  Final sales values are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the month following the actual or contractual month of shipment or delivery according to the terms of the contract.

COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample.  The Company’s products compete with other materials, including aluminum and plastics.

EMPLOYEES

At December 31, 2002 the Company employed 3,575 persons, about 57% of whom were covered by labor agreements with nine labor unions. There was fourteen days of labor strikes in the fourth quarter in the Toquepala area.

A4

ENERGY MATTERS AND WATER RESOURCES

Electric power for the Company’s operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., one located adjacent to the Ilo smelter (diesel and waste heat boilers plant) and the other to the south of the port of Ilo (coal plant).

Power generation capacity is currently 344 megawatts. In addition, the Company has 9 megawatts of power generation capacity from two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit.

In 1997, the Company sold its Ilo power plant to Enersur S.A. and entered into a 20-year power purchase agreement. The power purchase agreement contains provisions obligating Enersur S.A. to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization. The parties also entered into an agreement for the sharing of certain services between the power plant and the Company’s smelter at Ilo. Under this agreement, the Company’s cost of power has increased somewhat from its 1996 level, while the Company has benefited by avoiding significant capital expenditures required to meet the needs of the expanded operations.

SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from the Suches Lake, which are sufficient to supply the needs of its two operating units, Toquepala and Cuajone.  At Ilo, the Company has desalinization plants that produce water for industrial and domestic use.

ENVIRONMENTAL MATTERS

Capital expenditures in connection with environmental projects were approximately $2.5 million in 2002, $8.9 million in 2001 and $5.6 million in 2000.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk”, - Environmental Matters”, which is herein incorporated by reference.

CONCESSIONS

The Company has concessions from the Peruvian government for its exploration, exploitation, extraction and/or production operations (collectively, the “Concessions”).  The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions.  The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $3 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2002 were approximately $1.0 million.

REPUBLIC OF PERU

Substantially all of the Company’s revenues are derived from the Toquepala mine, the Cuajone mine, the SX/EW facility and the smelter and refinery at Ilo, all of which are located within a 48-kilometer radius in the southern part of Peru.  Risks attendant to the Company’s operations in Peru include those associated with economic and political conditions, effects of currency fluctuations and inflation, effects of government regulations and the geographic concentration of the Company’s operations.

A5

INTERNET ADDRESS

The Company’s Internet address is www.southernperu.com.  The Company’s 2001 annual report on Form 10-K, both in Spanish and English, has been available on the Company’s website since July 2002.  Commencing with the Form 8-K dated March 14, 2003, the Company will make available free of charge on www.southernperu.com its annual, quarterly and current reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).  However, the information found on the Company’s website is not part of this or any other report.  Since November 15, 2002, when the SEC rule became effective, the Company did not post on its website its third quarter report on Form 10-Q for the period ended September 30, 2002.  The Company will voluntarily provide electronic or paper copies of this filing free of charge upon request.

A6

Item 2.    Properties

FACILITIES

The Company’s principal executive offices are located at 2575 East Camelback Road, Suite 500, Phoenix, AZ, 85016 and at Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru.  At December 31, 2002, the Company, through its Peruvian Branch, has 100% interest in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government.  See Item 1 “Business—Concessions”.  The Company owns, through the Branch, its offices in Lima. Its offices in Phoenix are located in space leased to it by ASARCO. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

The offices and the Company’s major facilities, together with production commencement dates, are listed below:

PERU	UNITED STATES

Toquepala Mine — southern Peru (1960)	Executive Offices — Phoenix, AZ
Cuajone Mine — southern Peru (1976)
SX/EW Facility — southern Peru (1995)
Ilo Smelter — Ilo, Peru (1960)
Ilo Refinery — Ilo, Peru (1994-SPCC)
Acid Plant — Ilo, Peru (1995)
Executive Offices — Lima, Peru

The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities and a port at Ilo, which are located approximately 196 rail kilometers from the two mine sites, which are at elevations ranging from 3,220 to 3,330 meters.  In addition, the Company provides housing, hospitals and schools for employees and their families.

A7

METAL PRODUCTION STATISTICS

	2002	2001	2000

Copper Production

MINES (contained copper in thousands of pounds)
Toquepala	276,513	270,619	232,886
Cuajone	370,834	363,951	394,548
SX/EW	116,524	119,993	123,602
Total Mines	763,871	754,563	751,036

SMELTER (contained copper in thousands of pounds)
SPCC concentrates	632,910	636,844	606,965
Purchased concentrates	64,836	86,800	45,267
Total Smelter	697,746	723,644	652,232

REFINERIES (thousands of pounds of copper)
Ilo	620,974	611,254	583,658
SX/EW	116,524	119,993	123,602
Total Refineries	737,498	731,247	707,260

COPPER SALES (thousands of pounds)
Refined	621,197	612,138	582,724
In blister	68,619	84,302	57,775
Concentrates	—	—	17,083
SX/EW	115,826	120,688	123,258
Total sales of copper	805,642	817,128	780,840

LME average price (cents per pound)	71	72	82

COMEX average price (cents per pound)	72	73	84

Molybdenum
(thousands of pounds contained in concentrate)
MINES
Toquepala	9,292	9,035	8,243
Cuajone	9,048	9,377	7,639
Total produced	18,340	18,412	15,882

Sales of molybdenum in concentrate	18,178	18,511	16,043

Metals Week Dealer
Oxide mean price ($/lb.)	$3.77	$2.36	$2.55

Silver (thousands of ounces)

SMELTER (in blister)
Ilo – SPCC Concentrates	3,710	3,829	4,188

REFINERY
Ilo	3,660	3,452	3,343

SALES OF SILVER
Refined	3,645	3,498	3,454
In blister	389	453	411
In concentrates	—	—	110
Total sales of silver	4,034	3,951	3,975

COMEX average price ($/oz.)	$4.60	$4.36	$4.97

A8

COPPER RESERVES

		Mineral Reserves (000s Tons) 12/31/02	Average Copper Content (%) 12/31/02	Metal Production Contained Metal (000s Pounds)

				2002	2001	2000

Toquepala	Sulfide	640,853	0.74	276,500	270,600	232,900
	Leachable	1,732,229	0.19	105,100	111,480	112,941

Cuajone	Sulfide	1,153,018	0.64	370,800	364,000	394,500
	Leachable	59,732	0.42	11,424	8,513	10,661

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

The following ore production information is provided:

	2002		2001		2000
	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)

Toquepala	17,595	90.81	17,130	89.68%	16,276	85.93%
Cuajone	29,756	81.19	30,221	81.41%	30,475	79.75%

A9

The following productive capacity is provided:

Defined Capacity (a)
Ilo Smelter	290,300 Tons
Ilo Refinery	245,000 Tons
Toquepala – SX/EW	56,250 Tons

(a)                                  SPCC’s estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown.  No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.

A10

Item 3.    Legal Proceedings

Reference is made to the information under the caption “Litigation” in Financial Statement Footnote 19 “Commitments and Contingencies” on page A54.  This information is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

A11

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 6, 2003, and their positions.

Name	Age	Position
Germán Larrea Mota-Velasco	49	Chairman of the Board, CEO and Director
Oscar González Rocha	64	President and General Director
Daniel Tellechea Salido	57	Vice President, Finance
Remigio Martínez Muller	59	Vice President, Exploration
Douglas E. McAllister	53	General Counsel
Vidal Muhech Dip	62	Vice President, Projects
Armando Ortega Gomez	42	Secretary and Vice President, Legal
Mario Vinageras Barroso	47	Vice President, Commercial
Hector García de Quevedo Topete	52	Treasurer
Ernesto Durán Trinidad	49	Comptroller

Germán Larrea Mota-Velasco, Chairman of the Board and Chief Executive Officer of SPCC since December 1999 and Director since November 1999.  Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico(holding) since 1994; Chairman of the Board of Directors and Chief Executive Officer of Grupo Minero Mexico (mining division) since 1994, and of Grupo Ferroviario Mexicano (railroad division), since 1997.  Chairman of the Board and Chief Executive Officer of Empresarios Industriales de Mexico since 1992.  Previously Executive Vice Chairman of Grupo Mexico and member of the Board of Directors since 1981. Chairman and Chief Executive Officer of ASARCO Incorporated from November 1999 to present, and its President from November 1999 to January 2000.

Oscar González Rocha, President, General Director and Chief Operating Officer of SPCC since December 1999 and Director since November 1999.  Managing Director for Mexicana de Cobre, S.A. de C.V.  from 1986 to 1999 and of Mexicana de Cananea, S.A. de C.V.  from 1990 to 1999.  Alternate Director of Grupo Mexico from 1988  until April 2002.  Director of ASARCO Incorporated from November 1999 to present.

Daniel Tellechea Salido, Vice President, Finance of SPCC since December 1999 and Director since November 1999. Managing Director for Administration and Finance of Grupo Mexico since 1994 and an Alternate Director from 1998 until April 2002.  Director of Grupo Mexico since April 2002.  Managing Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1993 and Director, Executive Vice President and Chief Financial Officer of ASARCO Incorporated from February 15, 2001 to present.  Previously he was a Director and Vice President and Chief Financial Officer of ASARCO Incorporated from November 1999 until February 14, 2001.

Remigio Martínez Muller, Vice President, Exploration since April 25, 2002.  He has been Corporate Director of Exploration of Grupo Mexico since 2002.  From 1990 to 2001 he was Associate Director of Exploration of Mexicana de Cobre S.A. de C.V.  Mr. Martínez has held several managerial positions within Grupo Mexico and its predecessor Asarco Mexicana, including the position of Mine Geologist, Chief of Projects, Chief of Geology of Mines and Manager of Explorations.

Douglas E. McAllister, General Counsel of the Company since July 25, 2001.  He is Vice President, General Counsel and Secretary of ASARCO Incorporated since February 15, 2001 and was its Vice President of Government and Public Affairs from April 1999 to February 15, 2001.  Mr. McAllister was Director, Government and Public Affairs of ASARCO Incorporated from December 1996 to March 1999.

Vidal Muhech Dip, Vice President, Projects of the Company since April 25, 2002.  He

A12

has been Corporate Director of Engineering and Construction of Grupo Mexico since April 1995.  Previously, he was Director of Engineering and Construction of Industrial Minera Mexico S.A. de C.V. from 1985 to 1995.

Armando Ortega Gomez.  Mr. Ortega has been Vice President-Legal and Secretary of the Company since April 25, 2002 and a Director since August 2002.  Previously, he was Assistant Secretary of the Company from July 25, 2001 to April 25, 2002.  He has been General Counsel of Grupo Mexico since May 2001.  He is also an Assistant Secretary of Grupo Mexico and Asarco.  Previously he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from 1997 to May 2001, and was negotiator for international matters for said Ministry from 1989 to May 2001.

Mario Vinageras Barroso, Vice President, Commercial of the Company since April 25, 2002.  He has been Commercial Director of Grupo Mexico (currently Industrial Minera México S.A. de C.V.) since September 1994 and Corporate Director of Sales of Grupo Mexico since June 1, 2000.

Héctor García de Quevedo Topete, Treasurer of SPCC and Director since May 9, 2000.  He has also been Managing Director of Special Matters for Grupo Mexico, S.A. de C.V. since 1999.  Director of Grupo Mexico since April 2002.  He was Advisor to the Chairman and Chief Executive Officer of Grupo Mexico from 1994 to 1998.

Ernesto Durán Trinidad, Comptroller.  Comptroller of Grupo Mexico, S.A. de C.V. from 1994 to date.  Comptroller of Mexicana de Cobre, S.A. de C.V. from 1983 to 1993.

A13

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2002, there were 2,816 holders of record of the Company’s Common Stock.  SPCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  The SPCC Common Stock symbol is PCU on the NYSE and PCUC1 on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.

	2002					2001
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year

Dividend per Share	$0.0738	$0.0400	$0.1560	$0.0890	$0.3588	$0.143	$0.098	$0.0466	$0.0723	$0.3599

Stock market price
NYSE:
High	$13.20	$15.54	$15.08	$14.60	$15.54	$15.10	$14.70	$12.06	$11.97	$15.10
Low	$10.82	$13.10	$12.85	$13.25	$10.82	$12.44	$12.35	$9.30	$8.42	$8.42

BVL:
High	$12.90	$15.35	$15.00	$14.50	$15.35	$15.00	$14.56	$13.35	$11.80	$15.00
Low	$10.81	$13.00	$12.96	$13.70	$10.81	$12.75	$13.35	$9.40	$8.45	$8.45

On January 30, 2003, a dividend of $0.0920 per share, totaling $7.4 million was declared payable March 11, 2003. The Company’s dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on the ability of the Company to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk -Liquidity and Capital Resources” and Note 14 to the Consolidated Financial Statements of the Company.

Equity Compensation Plan Information at December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Stock incentive plan	145,800	$15.47	645,060
Directors’ stock award plan	N/A	N/A	76,800

For further information on the Company’s equity compensation plans see “Note 16 – Stockholders’ Equity” to the Company’s financial statements included in Item 8.

A14

Item 6.    Selected Financial Data

FIVE–YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31 2002, are derived from our consolidated financial statements, which have been audited by Deloitte & Touche (year 2002), Arthur Andersen LLP (years 2001 and 2000) and PricewaterhouseCoopers (years 1999 and 1998), independent public accountants.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk” and the consolidated financial statements and notes thereto included elsewhere in this report.

	(in millions, except per share and employee data)	2002	2001	2000	1999	1998
	Consolidated Statement of Earnings:
	Net sales	$665	$658	$711	$585	$628
	Operating costs and expenses (1)	546	569	561	539	558
	Operating income	119	89	150	46	70
	Minority interest of investment shares	1	1	2	—	—
	Extraordinary loss from early extinguishment of debt	9	2	—	—	—
	Net earnings	$61	$47	$93	$29	$55

	Per Share Amounts:
	Net earnings – basic and diluted	$0.76	$0.58	$1.16	$0.37	$0.68
	Dividends paid	$0.36	$0.36	$0.34	$0.15	$0.51

	Consolidated Balance Sheet:
	Total assets	$1,752	$1,823	$1,771	$1,545	$1,526
	Cash and marketable securities	148	213	149	11	198
	Total debt	299	396	347	223	234
	Stockholders’ equity	1,241	1,209	1,192	1,126	1,109

	Consolidated Statement of Cash Flows:
	Cash provided from operating activities	$142	$151	$161	$63	$151
	Dividends paid	21	29	27	12	41
	Capital expenditures	77	114	109	223	223
	Depreciation, amortization and depletion	68	76	77	74	61

	Capital Stock:
	Common shares outstanding	14.1	14.1	14.1	14.1	13.9
NYSE Price	– high	$15.54	$15.10	$16 7/16	$18-1/16	$16-11/16
	– low	$10.82	$8.42	$11.00	$8-7/16	$8-3/4
	Class A common shares outstanding	65.9	65.9	65.9	65.9	65.9
	Book value per share	$15.71	$15.12	$14.90	$14.07	$13.88
	P/E ratio	20.67	26.07	12.84	38.03	13.88

	Financial Ratios:
	Current assets to current liabilities	3.1	1.9	3.3	2.4	4.2
	Debt as% of capitalization	19.3%	24.5%	22.4%	16.3%	17.2%
	Employees (at year end)	3,575	3,726	3,682	3,844	4,557

Notes to five year selected financial and statistical data

(1)               Includes provision for workers’ participation of $8.9 million, $5.9 million, $12.1 million, $3.4 million, and $10.6 million in the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

A15

Item 7 and 7.A – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

The Company’s business is affected by the factors outlined below which should be considered in reviewing the financial position, results of operations and cash flows of the Company for the periods described herein.

Inflation and Devaluation of the Peruvian New Sol: The functional currency of the Company is the US dollar.  A portion of the Company’s operating costs are denominated in Peruvian new soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the new sol, the financial position, results of operations and cash flows of the Company could be adversely affected.  The value of the net assets of the Company denominated in new soles can be affected by devaluation of the new sol.  The recent inflation and devaluation rates are as follows:

Years ended December 31,	2002	2001	2000

Peruvian Inflation/(Deflation) Rate	1.5%	(0.1)%	3.7%
New Sol/Dollar (Revaluation)Devaluation Rate	2.0%	(2.3)%	0.5%

Peruvian Branch: The consolidated financial statements included herein are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Peruvian Branch consists of substantially all the assets and liabilities of Southern Peru associated with its copper operations in the Republic of Peru. The Branch is registered with the Peruvian Government as a branch of a foreign mining company. The results of the Branch are consolidated in the financial statements of the Company.

For Peruvian reporting purposes, the Branch maintains its books of account in new soles and prepares financial information in accordance with accounting principles generally accepted in Peru (“Peruvian GAAP”). Peruvian GAAP requires the inclusion in the financial statements of the Branch of the Resultado por Exposición a la Inflación (Result of Exposure to Inflation), which seeks to account for the effects of inflation by adjusting the value of non-monetary assets and liabilities and equity by a factor corresponding to wholesale price inflation rates during the period covered by the financial statements. Monetary assets and liabilities are not so adjusted.

Expansion and Modernization Program:  The Toquepala concentrator expansion and modernization project was completed in September 2002 at a cost of $66.3 million compared to an approved budget of $69.5 million.  The project has increased the concentrator’s mineral processing capacity from 45,000 tons per day to 60,000 tons per day, thereby increasing annual production of concentrate by approximately 150,000 tons.  The increased concentrate output now gives SPCC the ability to fill the Ilo smelter without purchasing costly third party material.

The Cuajone leaching facility expansion project was completed in April 2002 at a cost of $8.2 million compared to an approved budget of $12.0 million.  The project increased the capacity for soluble copper from 13.5 tons per day to 18 tons per day.  Production in 2002 was 5,182 tons of copper compared with 3,861 tons of copper in 2001.

In 2002, the Company’s improvement project at the Ilo lime and coquina plant was completed at a cost of $8.6 million out of an approved budget of $9.0 million.  Lime production capacity was increased from 182 tons per day to 227 tons per day and environmental requirements of the Environmental Compliance and Management Program known as PAMA (see explanation of PAMA under Environmental Matters on Page A27) for these facilities were satisfied.

A16

In 2002, the Company completed a feasibility study to expand production capacity at the Ilo refinery to 360,000 tons per year, an increase of 80,000 tons per year over current capacity.  The study’s results were favorable and will be considered along with the Ilo smelter expansion.

Feasibility studies to utilize crusher, conveyor-belts and spreader technology in Toquepala mine dumps concluded in December 2002 with a favorable recommendation.  The main purpose is to replace the truck haulage of leachable ore  with a crushed ore transport system using conveyor belts up to the dumps where the ore will be placed with spreaders to prepare the dumps for the leaching process.  Significant savings of mine operating cost are expected.  In January 30, 2003, the Board of Directors approved the project with the engineering stage to begin immediately.  The estimated investment for this project is $69.7 million, with a 24 month estimated time to complete.

A new project for the construction of auxiliary dams at Quebrada Honda is in process.  It includes the construction of three auxiliary dams which will prevent decanted water of the Quebrada Honda embankment reservoir from entering the Quebrada Santallana; these dams will also serve as initial dams in case SPCC decides to increase the embankment volume of the Quebrada Honda dam.

Research studies for tailings disposal at Toquepala and Cuajone are in progress, the objective of these studies is to decrease operating costs with thickened tailings technology and to recover water used in the process. The recovery and reuse of water will  improve production costs and conserve scarce  resources. Previous studies at laboratory level have been completed; and a bidding for the second stage, at a pilot plant level is in process.  At December 2002,  $0.4 million have been spent out of an approved budget of $2.1 million.

The Company's PAMA, approved by the Peruvian Ministry of Energy and Mines ("MEM") in 1997, provided that the smelter would be modernized in a two-phase project; the first phase to be completed by the end of 2003 and the second and final phase by January 2007.  In January 2002 the MEM approved the modified one-phase project to be initiated by the fourth quarter of 2002 and completed by December 2004.  Given current economic, political and market conditions, in November 2002, the Company submitted a new request to MEM to reschedule the smelter modernization timetable and to start the project by the end of 2003, with completion no later than 2007.  On February 28, 2003, MEM communicated its rejection to the Company's request to reschedule the smelter modernization timetable, stating that once the Company has taken effective action to implement the project and can demonstrate the commencement of the same, SPCC would have the right to apply for the rescheduling of the smelter modernization timetable.

Also, in March 2003, in a separate regular biannual environmental review process of SPCC's mining activities, MEM issued a notice to the Company demanding compliance with the commitments established in the PAMA within the next 90 days.  MEM's notice orders the Company to commence the modernization project and to satisfy the investment requirements of the PAMA of $77.4 million within such 90-day period.  According to applicable law, if SPCC is not in full compliance with the MEM notice, the Company will be subject to a first fine that could amount to approximately $20,000.  Subsequent fines (subject to a 90-day periods) would be based on the shortfall of actual expenditures against expenditures committed under the PAMA, as modified.  The Company does not believe the amount of fines paid will be material to its financial position, results of operations or cash flows in future periods.  The Company is confident that it will be able to resolve these issues with MEM and has given MEM assurances that it intends to comply fully with its commitments under PAMA.  MEM has announced that the closure of the smelter is unlikely.

The Company has received proposals from three international construction/engineering entities (two additional proposals are pending and expected to be received by May 2003) and is evaluating these proposals while continuing discussions regarding incentives with the government.  While the Company is in the evaluation stage $63 million has been invested in this project through 2002.

The construction of the project is expected to require to 36 months and to be completed by January 2007, the original deadline imposed by PAMA.  The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the evaluation of the new proposals.

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

A17

	Copper	Silver	Molybdenum

Change in Metal Price	$0.01	$1.00	$1.00
Annual Change in Earnings per Share	$0.06	$0.03	$0.14

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has discussed the following critical accounting policies with its audit committee.

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated financial statements, which have been prepared in accordance with US GAAP.  Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses, for the reported period.  The more significant areas requiring the use of management estimates and assumptions relate to revenue recognition; ore reserves; capitalized mine stripping and related estimated mine stripping ratios; the estimated useful lives of fixed assets and litigation and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:  Substantially all of the Company’s copper is sold under annual contracts.  Revenues derived from product sales are recognized upon the transfer of title of the inventories to customers, which coincides with the shipment of products to customers in satisfaction of orders.  The Company believes that allowances for doubtful accounts on product sales is not required as losses from uncollectable accounts receivable from customers have historically been insignificant and the Company believes all of its customers have the ability and intent to pay such amounts.

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the monthly average proprietary market price estimate of Platt’s Metals Week (as is the case for sales of molybdenum products), ranging between one and three months subsequent to the shipment.  In such cases, revenue is recorded at a provisional price at the time of the shipment, based on LME or COMEX spot prices for copper sales, and the industry trade publication’s proprietary market price estimate for molybdenum.  The provisionally priced sales are adjusted to reflect spot prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for as an embedded derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended.  As of December 31, 2002 and 2001, the years in which the Company accounted for such embedded derivatives in accordance with the provisions of FASB 133, the estimated fair values of these embedded derivative instruments, which corresponds to the month-end provisional pricing adjustments noted above, amounted to ($0.6)million and $(0.3) million, respectively, and are included in accounts receivable on the balance sheets.  The effect of applying this method of accounting to provisionally priced sales for the year ended December 31, 2000, would not have a material effect on net earnings for that year.

Ore Reserves:  Southern Peru periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs.  The Company’s current ore reserve estimates utilize a 90 cent per pound copper price assumption and actual production cost data as of the most recent reserves declarations, which were made in 1998 for the Cuajone mine and in 1999 for the Toquepala mine.  The

A18

Company believes that the copper price assumption it uses is consistent with average historical prices over recent full economic and pricing cycles.

The reserves estimates have been adjusted for actual production since the most recent reserve declarations.  Many companies declare their ore reserves on an annual basis.  The Company believes that ore reserves determined by its method closely approximates the ore reserve quantities if they were determined as of December 31, 2002.

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land.  As noted above, the Company utilized a 90 cent price assumption in determining its ore reserves.  We believe this price reflects a valid price assumption over the remaining lives of our mines, which are 31 years and 37 years for the Toquepala and Cuajone mines, respectively.  The 90 cent price assumption also approximates the average price of copper over the last ten years (the actual ten year average price of copper according to COMEX is 90.7 cents).  We understand that the SEC has recently stated publicly that in calculating ore reserves, companies should use no more than a three-year historical average price.  As of December 31, 2002, the three-year average price per pound of copper was 76 cents.  If the Company were to have used a price assumption consistent with the average price of copper for the three immediately preceding years in its calculation of ore reserves as of January 1, 2002, reported net capitalized mine stripping and net property, which are non-current assets on the Company’s balance sheet, would have been reduced by $0.3 million and $1.2 million, respectively, at December 31, 2002; and on the Company’s statement of earnings, reported depreciation, amortization and depletion would have been increased by $1.2 million, and operating income would have been decreased by $1.5 million for the year ended December 31, 2002.  If ore reserves are reduced due to the use of a lower copper price assumption, the Company’s mined ore grades will improve and tonnages moved will be reduced, consequently the long-term production cost outlook will be improved. The Company believes its long-term copper price of 90 cents is reasonable and is appropriate for use in managing its operations.  However, the Company will implement the SEC’s directive as of January 1, 2003.

Mine Stripping Ratios:  In carrying out its mining operations, the Company is required to remove waste materials to access mineral deposits.  Because the concentration of mineral deposits is not evenly distributed throughout the mines; there are periods during the life of the mine where the Company mines more (or better quality) reserves as compared to waste removed, and periods during which the Company mines less (or lower quality) reserves as compared to waste removed.

For each of its existing mines in the production stage, the Company’s mine engineers have calculated a life-of-mine stripping ratio which represents the Company’s estimate of the total amount of waste to be incurred divided by the estimated total proven and probable reserves at each mine.  The mine stripping ratios are used to determine the amount of mine production costs to be charged against earnings.  In periods when the actual ratio of waste to mineral ore extracted exceeds the life-of-mine stripping ratios, the Company capitalizes production costs associated with mining operations in proportion to the excess waste mined.  Such capitalized costs are included in net capitalized mine stripping, and are amortized using the units of production method.  Copper resources contained in piles of leachable materials that have been extracted from the mines are not included in the determination of units of production amortization.  Conversely, in periods when the actual ratio of waste to mineral ore mined is less than the life-of-mine stripping ratios, the Company reduces the net capitalized mine stripping asset proportionally with a charge to amortization expense.  During periods the Company is stripping at the higher rates, increased mining costs associated with the higher tonnages are incurred.  Costs of this nature are necessary in a mining operation to insure the availability of mineable ore in future periods.

The Company understands that the SEC is currently evaluating methods for accounting for mine stripping costs.  In addition, the Company is aware that in recent public comments, the SEC has expressed unfavorable views towards the Company’s method of accounting for mine stripping costs.  However, the Company believes that its method of accounting for mine stripping costs, which effectively results in the smoothing of

A19

production costs over the lives of its mines, accurately reflects the results and operations of its mining operations and also facilitates improved matching of revenues and related expenses.

During 2002, 2001 and 2000, the Company’s stripping ratio was higher than the life-of-mine stripping ratio for both the Toquepala and Cuajone mines; which resulted in the capitalization of mine costs associated with the additional waste mined.  If the Company were to have expensed all production costs associated with its mining operations as incurred, net operating costs expenses would have increased by $43.3 million, $42.8 million and $20.8 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Estimated life-of-mine stripping ratios for each of the Company’s mines for the years ended December 31, 2002, 2001 and 2000, were as follows:

	Life-of-Mine Stripping Ratio
	Toquepala	Cuajone
2002	3.01	1.31
2001	3.06	1.34
2000	3.08	1.36

The life of mine stripping ratio for both mines decreased for the years 2001 and 2002 as the Company’s actual waste stripping for the years 2000 and 2001 were in excess of the beginning of the periods’ life of mine stripping ratios, thereby reducing the stripping ratios for the ensuing periods.  This excess stripping of waste was in line with the Company’s mine plan.

Estimated Useful Lives of Assets:  Estimated useful lives of the Company’s fixed assets are based on periodic evaluation by the Company’s management and engineers.  Changes in such estimates could significantly affect, among other things, the Company’s operating costs and net income.  During the first quarter of 2002, the Company changed the estimated useful lives of certain machinery and equipment to reflect additional information as to historical experience.  This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $12.7 million in 2002.

Litigation and Contingencies:  The Company is currently involved in certain legal and tax proceedings.  As discussed in Note 19 and Note 5 of our consolidated financial statements, as of December 31, 2002, we have accrued our estimate of the probable costs for the resolution of these claims.  This estimate has been developed in consulting legal and tax counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  We do not believe these proceedings will have a material adverse effect on our consolidated financial position.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions of the effectiveness of our strategies, related to these proceedings, or when they are resolved in future periods.

A20

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2002, 2001 AND 2000

SPCC reported 2002 net earnings of $60.6 million, or diluted earnings per share of $0.76, compared with net earnings of $46.6 million, or diluted earnings per share of $0.58 in 2001 and net earnings of $92.9 million, or diluted earnings per share of $1.16 in 2000. This represents a 30.0% increase in net earnings in 2002 over the prior year.

The increase in net earning in 2002 compared with 2001 is due to the increase in metal prices for molybdenum and silver, the more important by-products of the Company, despite a slight decrease in copper prices and volume. In addition, cost cutting programs, such as the retirement in force program, reduced administrative and production costs in 2002.  Operating break-even cost was reduced by 3.7 cents per pound to 45.6 cents per pound in 2002 from 49.3 cents per pound in 2001. This reduction represents a 7.5% improvement over 2001.

In addition, depreciation, amortization and depletion expense decreased $8.4 million in 2002, principally as a result of a change made in 2002 to the estimated useful lives of certain fixed assets of the Company.  Interest expense decreased $25.9 million in 2002 as a significant amount of Company debt was prepaid in early 2002.  Interest income also decreased as investable cash was utilized in the debt prepayment.  The decrease in interest income in 2002 as compared to 2001 was $14.1 million.

The decrease in net earnings in 2001 compared with 2000 is primarily a result of lower copper prices, despite higher production and reduced costs.  The average price of copper in 2001 on the London Metal Exchange decreased by 10 cents per pound from 82 cents in 2000 to 72 cents per pound in 2001, and COMEX copper prices decreased by 11 cents per pound from 84 cents in 2000 to 73 cents per pound in 2001.

Net Sales: Net sales in 2002 were $664.6 million, compared with $657.5 million in 2001, an  increase in 2002 of $ 7.1 million.  The increase is principally due to higher molybdenum prices in 2002, which increased net sales by approximately $25 million, reduced by lower copper prices and a 11.5 million reduction in pounds of copper sold, in part due to a strike in the fourth quarter of 2002 which reduced copper production by 5 million pounds.

Net sales in 2001 were $657.5 million, compared with $711.1 million in 2000.  Sales decreased in 2001 by $53.6 million, largely as a result of lower copper prices, which could not be offset by higher sales volumes.  Copper sales volumes were 36.3 million pounds higher in 2001 compared with 2000.

At December 31, 2002, there were 5.3 million pounds of copper sales recorded at a provisional price of 71 cents per pound. Also the Company has recorded 0.5 million pounds of molybdenum sales at a provisional price of $3.20 per pound.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the London Metal Exchange (“LME”), the New York Commodity Exchange (“COMEX”) or published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data	2002	2001	2000

Average Metal Prices
Copper (per pound – LME)	$0.71	$0.72	$0.82
Copper (per pound – COMEX)	0.72	0.73	0.84
Molybdenum (per pound)	3.77	2.36	2.55
Silver (per ounce – COMEX)	4.60	4.36	4.97

A21

Sales Volume (in thousands)	2002	2001	2000
Copper (pounds)	805,642	817,128	780,840
Molybdenum (pounds)(1)	18,178	18,511	16,043
Silver (ounces)	4,034	3,951	3,975

(1)               The Company’s molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

Financial Instruments

Hedging Activities:  From time to time, the Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices.  Derivative instruments which are designated as hedges must be deemed “highly” effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.  Any ineffectiveness of the hedge is reported in current earnings.

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

During the years ended December 31, 2002, 2001 and 2000 the Company held no copper put options.

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

For the year 2000 the Company entered into fuel swap arrangements for which production costs would have been $18.8 million higher if this exposure had not been hedged.  The Company held no fuel swap arrangements for the years 2002 and 2001.

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

During the years ended December 31, 2001 and 2000, the Company settled currency swap agreements on a portion of its capital costs contracted in Euros for which there was a loss of approximately $2.2 million and $4.8 million, respectively.  The Company held no currency swap agreements for 2002.

Provisional pricing arrangements:  For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s Metals Week (as is the case of molybdenum products), ranging between one and three months subsequent to the shipment.  In such cases, revenue is

A22

recorded at a provisional price at the time of shipment, based on LME/COMEX spot prices for copper sales, and the Platt’s proprietary market price estimate for molybdenum.  The provisionally priced sales are adjusted to reflect spot prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for as an embedded derivate instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended.  As of December 31, 2002 and 2001, the years in which the Company accounted for such embedded derivatives in accordance with the provisions of FASB 133, the estimated fair values of these embedded derivative instruments, which correspond to the month end provisional pricing adjustments noted above, are summarized below, and are included in accounts receivable on the balance sheets.  The effects of applying this method of accounting to provisionally priced sales for the year ended December 31, 2002, would not have had a material effect on net earnings for that year.

Cost of Sales:  Cost of sales was $442.5 million in 2002, $452.6 million in 2001 and $441.5 million in 2000.  The decrease of $10.2 million in 2002 includes the lower volume of copper processed and sold from purchased concentrates, and the lower cost of Company mined copper as a result of a decrease in volume sold and lower operating costs.

The increase of $11.1 million in 2001 was principally due to the higher cost of copper processed and sold from purchased concentrates, and the higher cost of company mined copper as a result of the increase in volume sold and fuel cost.

Administrative and Other:  Administrative and other expenses were $27.6 million in 2002, $30.9 million in 2001 and $34.9 million in 2000.  The decrease of $3.3 million in 2002 and $ 4.0 million in 2001 were principally due to lower legal and other professional fees, and other administrative expenses.

Other Expenses:  Depreciation, amortization and depletion expense was $67.8 million in 2002, compared with $76.3 million in 2001, and $77.4 million in 2000. The decrease in 2002 was mainly due to a change made to the estimated useful lives of certain fixed assets, this reduced depreciation expense in 2002 by $12.7 million.  This decrease was somewhat offset by an adjustment to fixed assets which resulted in a $3.7 million pre-tax charge to depreciation, such adjustment resulted from an analysis of fixed assets which identified this difference.

Extraordinary Loss:  An extraordinary loss of $8.5 million was recorded in 2002.  A penalty of $11.4 million was paid in connection with the prepayment made in February 2002 of the balance of the $150 million Secured Export Notes.  In addition, an unamortized balance of $1.0 million of deferred commissions was expensed in 2002.  These costs are presented as an extraordinary loss on the income statement, net of the related income tax benefit of $3.9 million.

The Company decided to incur the penalty in retiring its debt because the penalty offset the present value of the amount of interest that would have been due over the term of the debt.  Further, in retiring the debt, the Company was then permitted to avail itself of potentially more attractive long-term financing in the future.

A prepayment penalty of $0.1 million was paid in connection with the prepayment made in December 2001 of the $400 million credit line facility disbursed in March 2001.  The unamortized balance of $3.1 million ($2.2 million net of income tax) of commission fee related to this credit line was expensed as an extraordinary item in 2001.

Non-Operating Items: Interest income was $2.8 million in 2002 compared with $16.9 million in 2001 and $3.5 million in 2000. The decrease in 2002 reflects the lower amount of cash invested.  In early 2002, the Company used $121 million of its excess cash to prepay long-term debt.

A23

Other income was $1.6 million in 2002, compared with $4.8 million in 2001 and  $2.3 million in 2000. Other income in 2002, 2001 and 2000 includes mainly miscellaneous camps, schools and medical services to third parties, and scrap sales.

Total interest cost  was $20.0 million in 2002, compared with $47.3 million in 2001 and $26.9 million in 2000. In 2002, 2001 and 2000, the Company capitalized $6.6 million, $8.0 million and $11.0 million of interest, respectively, related to expenditures for the expansion program.  The decrease in 2002 interest expense is due to lower debt levels in 2002 and lower interest rates.  In February 2002 the Company prepaid $121 million of its long-term debt.

Taxes on Income: Taxes on income were $40.0 million, $22.1 million and $44.6 million for 2002, 2001 and 2000, respectively, and include $37.5 million, $10.8 million and $43.1 million of Peruvian income taxes, $2.5 million, $11.3 million and $1.5 million for U.S. federal and state taxes for 2002, 2001 and 2000, respectively.  U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

The effective tax rates were 36.4%, 30.9% and 32.0% for the years ended December 31, 2002, 2001 and 2000, respectively.  The difference in the effective rate between 2002 and 2001, which accounts for an increase in tax expense of approximately $6.0 million, is primarily due to a $3.4 million charge to tax expense recorded during 2002, which was identified as the result of an analysis performed by the Company to reconcile estimated payments of income taxes to current income tax expenses incurred. The remaining $2.6 million increase is attributable primarily to an increase in nondeductible items for Peruvian income tax purposes such as foreign exchange translation effects which result from the translation of the financial statements into Peruvian currency for Peruvian tax reporting purposes.  The difference in the effective rate between 2001 and 2000, which accounts for a decrease in income tax expense of approximately $0.8 million, was due primarily to a decrease in nondeductible items for Peruvian income tax purposes during 2001.

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of capital equipment and other goods and services employed in its operations and records these credits as a prepaid expense. Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund.  The carrying value of these Peruvian tax credits approximates their net realizable value.

Minority Interest of Investment Shares: Minority interest of investment shares was $0.9 million in 2002, compared with $0.7 million in 2001 and $2.0 million in 2000. The provision for minority interest of investment shares represents an accrual of 0.8%, 1.5% and 1.5% for 2002, 2001 and 2000, respectively, of the Branch’s after-tax earnings. The reduction in the percentage of minority interest of investment shares in 2002 was the result of purchases of investment shares by the Company.  The acquisition of the investment shares has been accounted for as the purchase of a minority interest.  The excess purchase price over the cost of the shares of $2.0 million has been allocated to mineral land.

Cash Flows - Operating Activities: Net cash provided from operating activities was $141.6 million in 2002, compared with $151.0 million in 2001 and $160.9  million in 2000. The decrease in 2002 was principally attributable to $22.4 million lower cash provided by operating assets and liabilities, partially offset by increase in earnings of $14.0 million.

Cash provided by operating assets and liabilities decreased by $22.4 million in 2002 as compared to 2001.  This decrease was caused by decreases in the cash flow from accounts receivable of $44.7 million and from inventories of $4.7 million.  The decrease was reduced by increased cash flow contributions from accounts payable and accrued liabilities of $13.6 million, prepaid taxes of $12.0 million and other operating assets and liabilities of $1.4 million.  In 2001 the Company collected a pending tax drawback from the Peruvian Government, which enhanced the 2001 cash flow from accounts receivable.

A24

The decrease in 2001 was primarily attributable to a decrease in earnings of $46.4 million, an increase in capitalized mine stripping costs of $24.8 million and a decrease of $18.3 million of deferred income taxes partially offset by an increase in cash provided from operating assets and liabilities of $79.4 million.

Cash Flows - Investing Activities: Net cash used for investing activities was $76.6 million in 2002 compared with $113.5 million in 2001 and $108.5 million in 2000. Capital expenditures in 2002 were $76.9 million, compared with $113.6 million in 2001 and $109.1 million in 2000.

Capital expenditures in 2002, 2001 and 2000 reflect the Company’s expansion and modernization program.  Capital expenditures for the years 2001 and 2000 were higher than 2002 and included expenditures of $16.5 million and $32.4 million, respectively, for trucks, shovels and other mine equipment.  In addition, the Company expended $17.4 million in 2001 for the expansion of the Toquepala SX/EW facility.

The Company’s planned capital expenditures in 2003 are estimated to be approximately $194 million, which includes expenditures related to the modernization and expansion of the Ilo smelter and the addition and replacement of equipment at Toquepala and Cuajone.

Cash Flows - Financing Activities: Financing activities used cash of $131.7 million in 2002 compared with contributions of $28.0 million in 2001 and $88.9 million in 2000. Financing activity in 2002 included debt payments of $122.9 million, including a prepayment of $121 million in the first quarter of 2002, new debt incurred of $25.9 million, escrow funds of $7.2 million returned to the Company, and SPCC paid a penalty of $11.4 million paid in connection with the debt prepayment.  In addition, the Company paid dividends of $21.5 million to common stockholders and $0.3 million to holders of investment shares.  The Company also purchased investment shares for $8.7 million.

Financing activity in 2001 included net debt incurred of $48.8 million, dividend payments of $28.8 million, escrow deposits drawdowns of $9.3 million, and purchases of investment shares of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES:

Financing: In December 2001, the Company received authorization from the Comisión Nacional Supervisora de Empresas y Valores (“CONASEV”) to increase from $200 million to $750 million the issuance of corporate bonds in the Peruvian market. Under this program, on July 20, 2000, the Company issued bonds for $30 million at a nominal fixed rate of 8.75%.  On December 7, 2000 the Company issued bonds for an additional $20 million at the same rate; in both cases, with a seven-year maturity. On December 20, 2001, the Company sold to investors in Peru bonds for $73.1 million, with maturities ranging from March 2005 to December 2011. The bonds have an interest rate of LIBOR plus 3.0% and were issued through SPCC’s Peruvian Branch. On February 27, 2002, the Company sold to investors in Peru bonds for $25.9 million, with maturities ranging from May 2005 to February 2012. The bonds have an interest rate of LIBOR plus 3.0% and were issued also through SPCC’s Peruvian Branch. Proceeds from the sale of the bonds will be used to finance a portion of SPCC’s expansion and modernization program. The goal of this new facility is to extend the maturity of SPCC’s current debt obligations and to reduce financing costs.

The Peruvian market bond program approved in December 2001 contains financial covenants, including a limitation on the payment of dividends to stockholders of up to 50% of its net income for any fiscal year.

In March 1999, the Company concluded a $100 million, 15-year loan agreement with Mitsui and Co., Ltd. The applicable interest for this loan is Japanese LIBO rate plus 1.25%. This facility provides additional committed financing for SPCC’s modernization and expansion program and was fully disbursed as of December 31, 2001.

In 1997, the Company entered into a $600 million, seven-year loan facility with a group of international financial institutions. The facility consisted of a $400 million term

A25

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

At December 31, 2002, the Company had outstanding borrowings of $299 million, compared with $396  million at December 31, 2001.

The Mitsui and Co., Ltd. credit agreement is collateralized by pledges of receivables of 31,000 tons of copper per year.  Certain of the agreements require the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements. The Company was in compliance with the various financing agreements at December 31, 2002. Included in other assets at December 31, 2002 and 2001 are $1.4 million and $8.6 million, respectively, held in escrow accounts as required by the Company’s financing agreements.  The funds were released from escrow as scheduled loan repayments were made.

The Company expects that it will meet its cash requirements for 2003 and beyond from internally generated funds, cash on hand, and from additional external financing.

At December 31, 2002 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest of investment shares and stockholders equity) was 19.3%  as compared with 24.5% at December 31, 2001. At December 31, 2002, the Company’s cash and marketable securities amounted to $147.5  million compared to $212.9  million at December 31, 2001.

Contractual Obligations:  The following table summarizes SPCC’s significant contractual obligations (as defined by Section 13(j) of the Securities Exchange Act of 1934, as amended) as of December 31, 2002 (in millions):

	Payments due by Period
	Total	2003	2004 to 2005	2006 to 2007	2008 and Thereafter

Long-term debt	$299.0	$—	$83.2	$98.3	$117.5
Commitment to purchase energy	1,583.4	96.5	195.4	214.4	1,077.1
Capital purchase obligations	577.1	55.5	320.0	201.6	—
Total	$2,459.5	$152.0	$598.6	$514.3	$1,194.6

Please refer to Note 14 of the Company’s financial statements to see a description of the Company’s long-term debt arrangements and credit facilities.

The Company has commitments to purchase from two suppliers.  The Company has a twenty-year agreement, signed in 1997 with its principal supplier ENERSUR S.A.  The other agreement covers a three-year period through 2005.  Amounts indicated on the above table are based on power costs in 2002, which are subject to change as energy generation costs change, and the Company’s forecasted power requirements through the life

A26

of the agreements.  (See also Energy Matters and Water Resources under Item 1, on page A5).

Under the Company’s PAMA (See Environmental Matters on pages A27 and A28) SPCC has committed to bring operations to environmental standards established by the government of Peru.  As the Company is still in the process of evaluating proposals and awaiting proposals from two bidders the final budget for this project is not yet available.  Included in the above table is the Company’s tentative estimate of the cost for this project.

DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $28.7 million, including $7.2 million used by the Company to satisfy an overdue receivable, or $0.36 per share in 2002, $28.8 million, or $0.36 per share, in 2001 and $27.2 million, or $0.34 per share, in 2000. Distributions to the investment share minority interest were $0.3 million, $0.5 million and $0.5 million in 2002, 2001 and 2000, respectively.

On January 30, 2003 a dividend of $0.092 per share, totaling $7.4 million, was declared, payable March 11, 2003.  The Company’s dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program, including the smelter modernization, and expected future cash flow generated from operations.

At the end of 2002 and 2001, the authorized and outstanding capital stock of the Company consisted of 65,900,833 shares of Class A common stock par value $0.01 per share; and 34,099,167 authorized shares of common stock, par value $0.01 per share, of which 14,107,587 common shares were outstanding at December 31, 2002 and 14,103,157 shares were outstanding at December 31, 2001.

ENVIRONMENTAL MATTERS

The Company’s activities are subject to Peruvian laws and regulations.  As part of these regulations, SPCC submitted in 1996 the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA) to the Peruvian Government.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.

The Company’s PAMA, approved by the Peruvian Ministry of Energy and Mines (“MEM”) in 1997, provided that the smelter would be modernized in a two-phase project; the first phase to be completed by the end of 2003 and the second and final phase by January 2007.  In January 2002 the MEM approved the modified one-phase project to be initiated by the fourth quarter of 2002 and completed by December 2004.  Given current economic, political and market conditions, in November 2002, the Company submitted a new request to MEM to reschedule the smelter modernization timetable and to start the project by the end of 2003, with completion no later than 2007.  On February 28, 2003, MEM communicated its rejection to the Company’s request to reschedule the smelter modernization timetable, stating that once the Company has taken effective action to implement the project and can demonstrate the commencement of the same, SPCC would have the right to apply for the rescheduling of the smelter modernization timetable.

Also, in March 2003, in a separate regular biannual environmental review process of SPCC’s mining activities, MEM issued a notice to the Company demanding compliance with the commitments established in the PAMA within the next 90 days.  MEM’s notice orders the Company to commence the modernization project and to satisfy the investment requirements of the PAMA of $77.4 million within such 90-day period.  According to applicable law, if SPCC is not in full compliance with

A27

the MEM notice, the Company will be subject to a first fine that could amount to approximately $20,000.  Subsequent fines (subject to 90-day periods) would be based on the shortfall of actual expenditures against expenditures committed under the PAMA, as modified.  The Company does not believe the amount of fines paid will be material to its financial position, results of operations or cash flows in future periods.  The Company is confident that it will be able to resolve these issues with MEM and has given MEM assurances that it intends to comply fully with its commitments under PAMA.  MEM has announced that the closure of the smelter is unlikely.

The Company has received proposals from three international construction/engineering entities (two additional proposals are pending and expected to be received by May 2003) and is evaluating these proposals while continuing discussions regarding incentives with the government.  While the Company is in the evaluation stage $63 million have been invested in this project through 2002.

The construction of the project is expected to require 36 months and to be completed by January 2007, the original deadline imposed by PAMA.  The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the evaluation of the new proposals.

The Company has on hand sufficient funds to commence the project but significant additional funds will be necessary for its completion.  The Company has an approved Peruvian bond program of $750 million since December 2001, of which $149 million has been issued in Peru.  There can be no assurance that the entire Ilo smelter project can be financed with Peruvian resources.  The Company expects to finance the portion of the cost that is not financed in Peru with funds from operations or by placing additional financing in the international market.

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (“SCP”), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions.  During 2002, in conjunction with the operation of the smelter’s sulfuric acid plant that produced over 355,000 tons, this program has contributed to improve the quality of air in Ilo.  In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both the Ite bay and the slag removal program on the beaches to the north of the smelter.

Environmental capital expenditures for the period 1997-2002 exceeded $148 million.  As soon as the Smelter Expansion and Modernization project begins, the Company foresees significant environmental capital expenditures starting in 2003.  Approximately $55 million have been budgeted for the smelter project in 2003.

In addition, the Company expects that MEM will issue new regulations during 2003 that will set forth the legal guidelines for the mining sectors remediation obligations.  Additional capital expenditures may be required to achieve compliance with these new regulations.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which must be adopted for 2003.  SFAS No. 143 establishes standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets. The Company has determined that a retirement obligation exists for a portion of its long-lived tangible assets.  It is estimated that as of January 1, 2003 the Company will record an asset retirement obligation of approximately $4.9 million, a charge to earnings for the cumulative effect of an accounting change of approximately $1.5 million net of taxes, and an increase in net property of $2.5 million. In addition the Company expects that MEM will issue new

A28

regulations during 2003 that will set forth the legal guidelines for the mining sectors remediation obligations.  Such regulations may have an effect on SPCC’s asset retirement obligations.  However, the Company has no basis for determining the possible effects of these pending regulations.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with “Exit or Disposal Activities”, which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The Company adopted the provisions of SFAS No. 146 on January 1, 2003, which did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which is effective for 2003.  SFAS No. 148 does not alter the provision of SFAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under SFAS No.123.  The Company uses the disclosure only provisions of SFAS No. 123.  The Company adopted the provisions of SFAS No. 148 on January 1, 2003, which did not have a material effect on the Company’s financial statements.

In May 2002, the FASB issued SFAS No. 145, “Recission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2003”, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30.  Under FAS 145 the Company will be required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations.  The Company implemented FAS 145 on January 1, 2003.  Beginning in the first quarter of 2003, the extraordinary loss on the early extinguishment of debt will be reclassified to earnings from continuing operations before income taxes in comparative financial statements of prior periods.

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

A29

Item 8.    Financial Statements and Supplementary Data.

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31, (in thousands, except for per share amounts)	2002	2001	2000
Net sales:
Stockholders and affiliates	$7,073	$28,222	$107,855
Others	657,577	629,299	603,202
Total net sales	664,650	657,521	711,057

Operating costs and expenses:
Cost of sales	442,477	452,648	441,476
Administrative and other	27,583	30,904	34,853
Depreciation, amortization and depletion	67,840	76,285	77,447
Exploration	7,766	8,461	7,700
Total operating costs and expenses	545,666	568,298	561,476

Operating income	118,984	89,223	149,581

Interest income	2,796	16,875	3,525
Interest expense	(13,406)	(39,323)	(15,878)
Other income	1,573	4,773	2,306

Earnings before taxes on income, minority interest and extraordinary loss	109,947	71,548	139,534

Taxes on income	39,999	22,142	44,648

Minority interest of investment shares	857	696	1,969

Earnings before extraordinary loss	69,091	48,710	92,917

Extraordinary loss from early extinguishment of debt net of income tax benefits of $3,876 in 2002 and $967 in 2001	8,536	2,159	—

Net earnings	$60,555	$46,551	$92,917

Per common share amounts:
Earnings before extraordinary losses	$0.86	$0.61	$1.16
Extraordinary loss from early extinguishment of debt	(0.10)	(0.03)	—
Net earnings – basic and diluted	$0.76	$0.58	$1.16
Dividends paid	$0.36	$0.36	$0.34

Weighted average shares outstanding-basic	80,005	80,002	80,001
Weighted average shares outstanding-diluted	80,009	80,004	80,003

The accompanying notes are an integral part of these financial statements.

A30

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31, (Dollars in thousands)	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$147,537	$212,857
Accounts receivable:
Trade
Stockholders and affiliates	4,957	15,244
Other trade	52,722	64,842
Other	2,666	3,726
Inventories	91,880	101,030
Prepaid taxes	6,558	24,794
Other current assets	4,552	6,137
Total current assets	310,872	428,630
Net property	1,248,996	1,242,207
Capitalized mine stripping, net	181,558	134,570
Other assets	10,820	17,995
Total assets	$1,752,246	$1,823,402
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$122,914
Accounts payable:
Trade	30,175	44,382
Other	9,202	11,220
Other current liabilities	61,417	44,422
Total current liabilities	100,794	222,938

Long-term debt	299,043	273,121
Deferred income taxes	88,566	88,615
Other liabilities	14,792	15,252
Total non-current liabilities	402,401	376,988

Commitments and Contingencies (Note 19)

Minority interest of investment shares	7,676	14,021

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01; shares authorized: 34,099,167; shares issued: 14,330,093	143	143
Class A Common stock, par value $0.01; shares issued and authorized: 65,900,833	659	659
Additional paid-in capital	265,745	265,745
Retained earnings	979,649	947,830
Treasury stock, at cost, common shares, 2002 – 222,506; 2001 – 226,936	(4,821)	(4,922)
Total Stockholders’ Equity	1,241,375	1,209,455
Total Liabilities, Minority Interest and Stockholders’ Equity	$1,752,246	$1,823,402

The accompanying notes are an integral part of these financial statements.

A31

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31, (Dollars in thousands)	2002	2001	2000

OPERATING ACTIVITIES
Net earnings	$60,555	$46,551	$92,917
Extraordinary loss, pre-tax	12,412	3,126	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	67,840	76,285	77,447
Remeasurement (gain) loss	(2,256)	2,292	2,889
Capitalized mine stripping	(52,054)	(47,430)	(22,662)
Provision for deferred income taxes	3,920	(3,253)	15,047
Minority interest of investment shares	857	696	1,969

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	16,222	60,899	(62,157)
Inventories	9,151	13,900	(4,760)
Accounts payable and accrued liabilities	2,535	(11,080)	20,592
Other operating assets and liabilities	4,228	2,787	4,933
Prepaid taxes	18,236	6,220	34,717
NET CASH PROVIDED FROM OPERATING ACTIVITIES	141,646	150,993	160,932

INVESTING ACTIVITIES
Capital expenditures	(76,866)	(113,618)	(109,083)
Sales of investments and property	226	83	542
NET CASH USED FOR INVESTING ACTIVITIES	(76,640)	(113,535)	(108,541)

FINANCING ACTIVITIES
Cash paid for early extinguishment of debt	(11,404)	—	—
Debt incurred	25,922	473,121	148,000
Debt repaid	(122,914)	(424,339)	(23,272)
Escrow deposits on long-term loans	7,244	9,291	(6,659)
Dividends paid to common stockholders	(21,494)	(28,792)	(27,200)
Distributions to minority interests	(305)	(462)	(460)
Purchases of investment shares	(8,745)	(851)	(1,512)
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	(131,696)	27,968	88,897

Effect of exchange rate changes on cash	1,370	(1,657)	(2,796)

Increase (decrease) in cash and cash equivalents	(65,320)	63,769	138,492
Cash and cash equivalents, at beginning of year	212,857	149,088	10,596

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$147,537	$212,857	$149,088

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,112	$43,630	$23,684
Income taxes	$9	$130	$—
Supplemental schedule of noncash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable to affiliate	$6,160	$—	$—
Accounts receivable from shareholders offset by dividends paid	$7,213	$—	$—

The accompanying notes are an integral part of these financial statements.

A32

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, (Dollars in thousands)	2002	2001	2000
CAPITAL STOCK:
COMMON STOCK:
Balance at beginning and end of year	$143	$143	$143

CLASS A COMMON STOCK:
Balance at beginning and end of year	659	659	659

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning and end of year	265,745	265,745	265,745

TREASURY STOCK:
Balance at beginning of year	(4,922)	(4,963)	(4,963)
Used for corporate purposes	101	41	—
Balance at end of year	(4,821)	(4,922)	(4,963)

RETAINED EARNINGS:
Balance at beginning of year	947,830	930,071	864,354
Net earnings	60,555	46,551	92,917
Dividends paid, per common stock and class A common stock, per share, 2002 – $0.36, 2001 – $0.36, 2000 –$0.34	(28,706)	(28,792)	(27,200)
Stock awards	(30)	—	—
Balance at end of year	979,649	947,830	930,071
TOTAL STOCKHOLDERS’ EQUITY	$1,241,375	$1,209,455	$1,191,655

The accompanying notes are an integral part of these financial statements.

A33

SOUTHERN PERU COPPER CORPORATION

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries (the “Company”) include the accounts of subsidiaries in which the Company has voting control, and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Revenue recognition:

Substantially all of the Company’s copper is sold under annual contracts.  Revenue is recognized when title passes to the customer.  The passing of title is based on terms of the contract, generally upon shipment.  Copper revenue is determined based on the monthly average of prevailing commodity prices according to the terms of the contracts.

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s Metal Week (as is the case for sales of molybdenum products), ranging between one and three months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment, based on LME or COMEX spot prices for copper sales, and Platt’s market price for molybdenum.  The provisionally priced sales are adjusted to reflect spot prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for as an embedded derivate instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended.

The Company sells copper in blister and refined form at industry standard commercial terms.  Net sales include the invoiced value of copper, silver, molybdenum, acid, and gains from the sale or settlement of copper put options.

Cash equivalents:

Cash equivalents include all highly liquid investments with original maturity of three months or less.

Inventories:

Metal inventories are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs. Supplies inventories are carried at average cost less a reserve for obsolescence.  Inventory of SX-EW copper is valued on metal included in the SX-EW plant’s tank house.

Property:

Property is recorded at acquisition cost, net of accumulated depreciation and amortization.  Cost included major expenditures for improvements and replacements, which extend useful lives or increase capacity and interest costs associated with significant capital additions.  Maintenance, repairs,

A34

normal development costs at existing mines, and gains or losses on assets retired sold are reflected in earnings as incurred.

Betterments, renewals, costs of bringing new mineral properties into production, and the cost of major development programs at existing mines are capitalized as mineral land.  Pre-production stripping costs are the costs of removing overburden ore after it has been determined that a commercially exploitable deposit exists, prior to the commencement of production.

Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 40 years or the estimated life of the mine if shorter.  Depletion of mineral land and amortization of pre-production stripping costs are computed by the units-of-production method using proven and probable ore reserves.

Property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Assets are determined impaired when the estimated future undiscounted cash flows expected to result from the use of the asset are less than the carrying value of the asset.  The Company’s estimate as to future undiscounted cash flows takes into consideration expected future metal prices, which are based on historical metal prices and price trends.  The Company measures an impairment loss as the difference between the carrying value of the asset and its fair value.

Ore Reserves:

Southern Peru periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs.  The Company’s current ore reserve estimates utilize a 90 cent per pound copper price assumption and actual production cost data as of the most recent reserves declarations, which were made in 1998 for the Cuajone mine and in 1999 for the Toquepala mine.  The Company believes that the copper price assumption it uses is consistent with average historical prices over recent full economic and pricing cycles.

The reserves estimates have been adjusted for actual production since the most recent reserve declarations.  Many companies declare their ore reserves on an annual basis.  The Company believes that ore reserves determined by its method closely approximates the ore reserve quantities if they were determined as of December 31, 2002.

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land.  As noted above, the Company utilized a 90 cent price assumption in determining its ore reserves.  We believe this price reflects a valid price assumption over the remaining lives of our mines, which are 31 years and 37 years for the Toquepala and Cuajone mines, respectively.  The 90 cent price assumption also approximates the average price of copper over the last ten years (the actual ten year average price of copper according to COMEX is 90.7 cents).  We understand that the Securities and Exchange Commission (“SEC”) has recently stated publicly that in calculating ore reserves, companies should use no more than a three-year historical average price.  As of December 31, 2002, the three-year average price per pound of copper was 76 cents.  If the Company were to have used a price assumption consistent with the average price of copper for the three immediately preceding years in its calculation of ore reserves as of January 1, 2002, reported net capitalized mine stripping and net property, which are non-current assets on the Company’s balance sheet, would have been reduced by $0.3 million and $1.2 million, respectively, at December 31, 2002; and on the Company’s statement of earnings, reported depreciation, amortization and depletion would have been increased by $1.2 million, and operating income would have been decreased by $1.5 million for the year ended December 31, 2002.  If ore reserves are reduced due to the use of a lower copper price

A35

assumption, the Company’s mined ore grades will improve and tonnages moved will be reduced, consequently the long-term production cost outlook will be improved. The Company believes its long-term copper price of 90 cents is reasonable and is appropriate for use in managing its operations.  However, the Company will implement the SEC’s directive as of January 1, 2003.

Capitalized Mine Stripping:

Stripping costs are costs associated with the removal of waste materials after production has commenced.  Over the life of the mine, stripping costs are deferred in periods when the actual ratio of waste materials to mineral ore extracted is above the life-of-mine stripping ratio, which represents the Company’s estimate of the total amount of waste to be incurred divided by the estimated total proven and probable reserves.  In periods when the actual mine stripping ratio is below the life-of-mine stripping ratio, the Company reduces the net capitalized mine stripping asset proportionally with a charge to amortization expense.  In addition, deferred mine stripping costs are amortized using the units of production method based on proven and probable ore reserves.  Copper resources contained in piles of leachable materials that have been extracted from the mines are not included in the determination of units of production amortization.

The Company’s estimate as to proven and probable ore reserves in its Toquepala mine used to determine the 2002 mine stripping ratio was 658.4 million tons of sulfide ore at January 1, 2002.  The Company’s estimate as to proven and probable ore reserves in its Cuajone mine used to determine the 2002 mine stripping ratio was 1,182.8 million tons of sulfide ore at January 1, 2002.  Such estimates were determined using a 90 cents per pound copper price assumption.  As of January 1, 2003, the Company revised such ore reserve estimates using a copper price assumption of 76 cents per pound.

The Company’s policy results in the smoothing of stripping costs over the life of the mine and, in view of the Company, better facilitates the matching of mine production costs over the life of the mine with the mine’s revenues.

Stripping costs are assessed for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If recoverable value has fallen below carrying value, the asset is written down to its recoverable value.

Exploration:

Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Hedging Activities:

Derivative instruments may be used to manage exposure to market risk from changes in commodity prices, interest rates or the value of the Company’s assets and liabilities.  Derivative instruments, which are designated as hedges, must be deemed “highly” effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.  Any ineffectiveness of the hedge is reported in current earnings.

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

A36

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

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, are unlikely to be realized.

Stock-Based Compensation:

The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Currency Translation:

The Company’s functional currency is the US dollar.  The consolidated financial statements include the accounts of the Company’s Peruvian Branch (“Branch”).  The Branch maintains its books of account in new Soles.  In accordance with SFAS No. 52, the books of the Branch are remeasured into the US dollar.  The resulting remeasurement adjustments are recorded to income.

Business Segment:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires companies to provide certain information about their operating segments.  Based on the information monitored by the Company’s operating decision makers that manage the business, the Company has identified that its operations are within one reportable segment.  Accordingly, financial information on industry segments is omitted because, apart from the principal business of producing copper, the Company has no other industry segment.

Impact of New Accounting Standards:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which must be adopted for 2003.  SFAS No. 143 establishes standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets.  The Company has determined that a retirement obligation exists for a portion of its long-lived tangible assets.  It is estimated that as of January 1, 2003 the Company will record an asset retirement obligation of approximately $4.9 million, a charge to earnings for the cumulative effect of an accounting change of approximately $1.5 million net of taxes, and an increase in net property of $2.5 million. In addition, the Company expects that the Peruvian Ministry of Energy and Mines will issue new regulations during 2003 that will set forth the legal guidelines for the mining sectors remediation obligations.  Such regulations may have material effect on SPCC’s asset retirement obligations.  However, the Company has no basis for determining the possible effects of these pending regulations.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with “Exit or Disposal Activities”, which will be required to be effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated

A37

with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The Company adopted the provisions of SFAS No. 146 on January 1, 2003, which did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which is effective for 2003.  SFAS No. 148 does not alter the provision of SFAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under SFAS No. 123.  The Company uses the disclosure only provisions of SFAS No. 123.  The Company adopted the provisions of SFAS No. 148 on January 1, 2003, which did not have a material effect on the Company’s financial statements.

In May 2002, the FASB issued SFAS No. 145, “Recission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2003”, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30.  Under FAS 145 the Company will be required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations.  The Company implemented FAS 145 on January 1, 2003.  Beginning in the first quarter of 2003, the extraordinary loss on the early extinguishment of debt will be reclassified to earnings from continuing operations before income taxes in comparative financial statements of prior periods.

2.       Reclassifications

In December 2002, the SEC commented on certain reporting and disclosure requirements related to capitalized waste stripping costs.  Among other things, the SEC indicated that capitalized waste stripping costs should be presented separately from net property on the face of the balance sheet, and that such capitalized costs should be included in cash flows from operating activities in the statement of cash flows.  As a result of such SEC guidance, the Company reclassified amounts representing net capitalized waste stripping costs that were previously included in net property in the 2001 balance sheet, and reclassified additions of capitalized waste stripping costs to cash flows from operating activities in the 2001 and 2000 statements of cash flows.

3.       Foreign Exchange

The functional currency of the Company is the U.S. dollar. The Company’s sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated.  A portion of the operating costs of the Company is denominated in Peruvian soles.

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales” and amounted to $2.3 million, $(2.3) million, and $(2.9) million in 2002, 2001 and 2000, respectively.

4.       Restructuring Charges

The Company’s 2002 results include a $3.1 million pre-tax charge ($2.1 million after-tax and workers’ participations) for severance costs associated with the Company’s ongoing cost reduction program. The severance costs accrued are for 154 employees at the Company’s locations in Peru. Approximately $2.6 million of the provision is included as a cost of sales deduction on the Company’s statement of earnings, and a $0.5 million is included in administrative expense as it relates to non-operating personnel. This accrual was paid in full in 2002.

A38

5.       Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31, (in millions)	2002	2001	2000
U.S. Federal and state
Current	$1.4	$10.3	$0.5
Deferred	1.1	1.0	1.0
	2.5	11.3	1.5
Foreign:
Current	37.6	15.1	29.1
Deferred	(0.1)	(4.3)	14.0
	37.5	10.8	43.1
Total provision for income taxes	$40.0	$22.1	$44.6

Reconciliation of statutory income tax to the effective income tax rate is as follows:

For the years ended December 31,	2002	2001	2000
Peruvian income tax at maximum statutory rates	27.0%	30.0%	30.0%
U.S. income tax at statutory rate	35.0	35.0	35.0
Utilization of foreign tax credits	(21.2)	(27.7)	(22.7)
Percentage depletion	(9.1)	(4.6)	(11.8)
Income not deductible (taxable) in Peru	1.6	(3.7)	0.9
Additional tax on SX/EW operations	1.0	—	—
Peruvian tax on net income deemed distributed	2.3	—	—
Adjustment to prepaid income taxes	3.2	—	—
Other	(3.4)	1.9	0.6
Effective income tax rate	36.4%	30.9%	32.0%

The adjustment to prepaid income taxes reflects a $3.4 million charge to tax expense recorded during 2002, which was identified as the result of an analysis performed by the Company to reconcile estimated payments of income taxes to current income taxes incurred.

Deferred taxes include both the U.S. and Peruvian tax effects of the following types of temporary differences and carryforwards, net of foreign tax credit effects:

Deferred tax assets (liabilities)

At December 31, (in millions)	2002	2001
Current:
Accounts receivable	$0.8	$1.9
Other	0.2	0.1
Valuation allowance for deferred tax assets	(0.1)	(0.1)
Net deferred tax assets	0.9	1.9
Non-current:
Foreign tax credit carryforwards	25.4	5.0
AMT credit carryforwards	14.0	13.1
Property, plant and equipment	(117.6)	(93.5)
Other	8.6	3.4
Valuation allowance for deferred tax assets	(19.0)	(16.6)
Net deferred tax liabilities	(88.6)	(88.6)

Total net deferred tax liabilities	$(87.7)	$(86.7)

The net deferred tax liabilities above reflect deferred tax assets of $58.4 million and $32.9 million, before valuation allowance, and deferred tax liabilities of $127.0 million and $102.9 million at December 31, 2002 and December 31, 2001, respectively.

A39

At December 31, 2002, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $25.4 million expiring as follows: $3.1 million in 2003, $1.2 million in 2004, $9.6 million in 2006, and $11.5 million in 2007.  No foreign tax credit carryforwards expired in 2002 or 2001.  Foreign tax credit carryforwards amounting to approximately $1.6 million were utilized in 2001.  Foreign tax credit carryfowards amounting to approximately $11.5 million were created in 2002.

U.S. net deferred tax liability, which was measured using the regular tax rate, was offset by the realized deferred Peruvian tax liability and a portion of the existing foreign tax credit carryforward.  However, the liability was not reduced to less than the amount of Tentative Minimum Tax liability, which was measured using the AMT rate and offset by not more than 90 percent by foreign tax credits resulting from the combination of the recognized Peruvian deferred tax liability and carryforwards into future years.  Although the foreign tax credit carryforwards were used to offset the U.S. deferred tax liability, the Company expects that the actual use of carryforward credits will be precluded because the Company expects that ample foreign taxes will be paid on operating income in future periods.

The Company has not recorded a benefit for the alternative minimum tax (“AMT”) credits, which are not available to reduce AMT.  Because of limitations on both percentage depletion and foreign tax credits under the AMT, the Company expects an AMT liability for the foreseeable future.  In 2001, due to the foreign sourced income limitation, foreign tax credits do not completely offset the regular tax liability.  Therefore, for 2001, a small amount of AMT credits were used to offset regular tax liability.  While such credits do not expire, it is unlikely they will continue to be utilized in the future as management estimates that the Company will not generate sufficient regular U.S. tax after deductions for percentage depletion, and application of regular foreign tax credits.

On August 28, 2001, Peru’s newly elected Congress, established a new tax rate of 27%. However, in accordance with a 1996 agreement with the Peruvian government, income generated from the SX/EW operations is still taxed at a fixed rate of 30% through the year 2003.  Additionally, Peru’s new Congress also established a new tax on distributed earnings at a rate of 4.1% starting in 2002.  As a Branch, SPCC’s earnings are deemed distributed to SPCC, the U.S. Corporation, at the closing of the fiscal year.  SPCC, the U.S. Corporation, is the payer of the 4.1% tax while SPCC, the Branch, is the withholding and remitting agent.

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

As a large corporation, the Company is regularly audited by the Federal, state and foreign tax authorities.  All of these audits can result in proposed assessments.  Among current audits, the Internal Revenue Service (IRS) has completed the fieldwork phase of their audit of the Company for the years 1994 through 1996.  In September 2002, the IRS issued a Preliminary Notice of Proposed Adjustment, which among other things challenged the Company’s method of valuation of leach dumps.  The Company filed a protest with the Appeals office of the IRS in December 2002 and has commenced negotiations with the IRS concerning the resolution of this matter.  The Company believes that in all material respects the positions taken in reporting to the IRS are correct and appropriate.

The Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method, the deduction of certain interest expense and other expenses related to charges incurred outside of Peru. The Company has appealed these assessments.

A40

6.       Net Sales

Net sales by country were as follows:

For the years ended December 31, (in millions)	2002	2001	2000
United States	$231.0	$291.8	$342.8
Italy	75.4	57.1	42.3
Switzerland	80.5	40.9	20.6
United Kingdom	50.1	88.7	90.8
Japan	81.5	74.8	76.0
Foreign – Other	146.1	104.2	138.6
Net sales	$664.6	$657.5	$711.1

At December 31, 2002, there were 5.3 million pounds of copper sales recorded at a provisional price of 71 cents per pound. Also the Company has recorded 0.5 million pounds of molybdenum at a provisional price of $3.20 per pound.

Unrealized gains (loss) on provisionally priced sales were as follows at December 31 (in millions):

	2002	2001
Copper	$0.2	$(0.5)
Molybdenum	(0.8)	0.2
Total	$(0.6)	$(0.3)

Under the terms of a forward sales contract with Union Minière as amended through December 31, 1999, the Company is required to supply Union Minière, through its agent, S.A. SOGEM N.V., with 16,300 tons of blister copper annually for a ten-year period from January 1, 2000 through December 31, 2009.  The price of the copper, contained in blister, supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

Under the terms of a sales contract with Mitsui & Co. Ltd. (“Mitsui”), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually for a fifteen-year period through December 31, 2013. If the shipment destination is Asia, the pricing of the cathodes is based upon the LME monthly average settlement price, however, if destination of shipments is the United States, the pricing of the cathodes is based upon the COMEX monthly average settlement plus a producer premium, which is agreed upon annually based on world market terms. Ninety thousand tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 in 2014 and 42,000 in 2015.

Business Reporting Segments:  Based on the information monitored by the Company’s operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment.  Accordingly, financial information on industry segments is omitted because, apart from the principal business of producing copper, the Company has no other industry segment.

A41

7.       Financial Instruments

Hedging Activities:  The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices.  Derivative instruments which are designated as hedges must be deemed “highly” effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.  Any ineffectiveness of the hedge is reported in current earnings.

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

During the years ended December 31, 2002, 2001 and 2000 the Company held no copper put options.

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

For the year 2000 the Company entered into fuel swap arrangements for which production costs would have been $18.8 million higher if this exposure had not been hedged.  The Company held no fuel swap arrangements for the years 2002 and 2001.

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

During the years ended December 31, 2001 and 2000, the Company settled currency swap agreements on a portion of its capital costs contracted in Euros for which there was a loss of approximately $2.2 million and $4.8 million, respectively.  The Company held no currency swap agreements for 2002.

Provisional pricing arrangements:  For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s (as is the case for sales of molybdenum products), ranging between one and three months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment, based on LME/COMEX spot prices for copper sales, and the Platt’s proprietary market price estimate for molybdenum.  The provisionally priced sales are adjusted to reflect spot prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.

A42

These provisional pricing arrangements are accounted for as en embedded derivate instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended.  As of December 31, 2002 and 2001, the years in which the Company accounted for such embedded derivatives in accordance with the provisions of FASB 133, the estimated fair values of these embedded derivative instruments, which corresponds to the month end provisional pricing adjustments noted above, amounted to $(0.6) million and $(0.3) million, respectively, and are included in accounts receivable on the balance sheets.

For certain of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivables and accounts payable the carrying amounts approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments:

	2002		2001
At December 31, (in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Provisionally priced sales:
Copper	$3.8	$3.8	$25.4	$25.4
Molybdenum	1.7	1.7	5.1	5.1
Liabilities:
Long-term debt	$299.0	$306.4	$396.0	$399.9

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-term debt: Fair value is based on the quoted market prices for the same or similar issues.

8.       Workers’ Participation

Provisions for workers’ participation are calculated at 8% of pre-tax earnings and are included in “Cost of sales” on the earnings statement.  The current portion of this participation, which is accrued during the year, is based on Branch taxable income and is distributed to workers following determination of final results for the year.  During the years ended December 31, 2002, 2001 and 2000, workers’ participation expense was $8.9 million, $5.9 million and $12.1 million, respectively.  $8.9 million, $4.3 million and $9.7 million were distributed for 2002, 2001 and 2000, respectively.

9.       Minority Interest of Investment Shares

The minority interest of the Investment Shares is based on the earnings of the Company’s Peruvian Branch.

The Company acquired 2.3 million, 0.2 million and 0.4 million investment shares at a cost of $8.8 million, $0.9 million and $1.5 million in the years 2002, 2001 and 2000, respectively. These acquisitions have been accounted for as purchases of minority interests.  The carrying value of the minority interest purchased was reduced by $6.8 million, $0.7 million and $1.0 million in 2002, 2001 and 2000, respectively, and the excess paid over the carrying value was assigned primarily to proven and probable sulfide and leachable ore reserves and mineralized material and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.77% interest in the Branch at December 31, 2002, and are entitled to a pro rata participation in the cash distributions made by the Company.  The investment shares are recorded as a minority interest in the Company’s financial statements.

A43

10.     Inventories

At December 31, (in millions)	2002	2001
Metals:
Finished goods	$1.7	$1.8
Work-in-process	45.0	45.9
Supplies, net of reserves	45.2	53.3
Total inventories	$91.9	$101.0

11.     Property

At December 31, (in millions)	2002	2001
Buildings and equipment	$1,999.4	$1,928.4
Mineral land	133.6	131.6
Mine development	211.4	207.0
Land, other than mineral	4.1	4.1
Total property	2,348.5	2,271.1
Accumulated depreciation, amortization and depletion	1,099.5	1,028.9
Net property	$1,249.0	$1,242.2

During 2002, the Company performed an analysis of their detailed fixed assets ledgers and noted an unreconciled difference that arose in prior years amounting to approximately $3.7 million between the subledger balance and the general ledger balance.  The Company took a pretax charge of $3.7 million to its 2002 earnings in order to correct for this difference.

12.     Capitalized Mine Stripping

At December 31, (in millions)	2002	2001

Capitalized mine stripping	$204.6	$152.5
Accumulated amortization	23.0	18.0
Capitalized mine stripping, net	$181.6	$134.5

Amortization of mine stripping is included in “Depreciation, amortization and depletion” and amounted to $5.0 million, $3.0 million and $4.0 million in 2002, 2001 and 2000, respectively.  Capitalized mine stripping costs will be fully amortized when existing mines currently in the production phase cease operations, which is estimated to occur in the years 2039 for Cuajone and 2033 for Toquepala.

The Company´s policy of deferring mine stripping costs has decreased production costs by $43.3 million, $42.8 million and $20.8 million in 2002, 2001 and 2000, respectively, as compared to what such amounts would have been if the Company expensed mine stripping costs as incurred.

13.     Other Current Liabilities

At December 31, (in millions)	2002	2001
Accrued workers’ participation	$9.2	$4.4
Accrued severance pay, current portion	0.8	1.5
Salaries and wages	7.2	8.1
Taxes on income	43.5	29.2
Other	0.7	1.2
Total other current liabilities	$61.4	$44.4

A44

14.     Debt and Available Credit Facilities

Long-term debt at December 31, (in millions)	2002	2001
7.9% Secured Export Notes (SENS) due 2007, paid in 2002	$—	$122.9
8.25% Corporate bonds due 2004	50.0	50.0
8.75% Corporate bonds due 2007	50.0	50.0
4.4375% (4.94% in 2001) Corporate bonds due 2005 - 2011	73.1	73.1
4.4375% Corporate bonds due 2005-2011	25.9	—
2.67% (3.17% in 2001) MITSUI credit agreement due 2013	100.0	100.0
Total debt	299.0	396.0
Less, current portion	—	122.9
Total long-term debt	$299.0	$273.1

Interest paid by the Company (excluding amounts capitalized of $6.6 million, $8.0 million and $11.0 million in 2002, 2001 and 2000, respectively) was $10.5 million, $34.5 million and $12.3 million in 2002, 2001 and 2000, respectively.

Aggregate maturities of the borrowings outstanding at December 31, 2002, are as follows (in millions):

2003	—
2004	$60.0
2005	23.2
2006	24.1
2007	74.2
Thereafter	117.5
Total	$299.0

In December 2001, the Company received authorization from the Comisión Nacional Supervisora de Empresas y Valores (“CONASEV”) to increase from $200 million to $750 million the issuance of corporate bonds in the Peruvian market. The goal of this new facility is to extend the maturity of SPCC’s current debt obligations and to reduce financing costs. Under this program, on July 20, 2000, the Company issued bonds for $30 million at a nominal fixed rate of 8.75%.  On December 7, 2000 the Company issued additional bonds for $20 million at the same rate; in both cases, the maturity is seven years. In December 2001 the Company sold to investors in Peru bonds for $73.1 million, with maturities ranging from March 2005 to December 2011. The bonds have an interest rate of LIBOR plus 3.0% and were issued through SPCC’s Peruvian Branch. On February 27, 2002, the Company sold to investors in Peru bonds for $25.9 million, with maturities ranging from May 2005 to February 2012. The bonds have an interest rate of LIBOR plus 3.0% and were issued also through SPCC’s Peruvian Branch. Proceeds from the sale of the bonds will be used to finance a portion of SPCC’s expansion and modernization program.

The Peruvian market bond program, approved in December 2001, contains financial covenants, including a limitation on the payment of dividends to stockholders of up to 50% of its net income for any fiscal year.

In March 1999, the Company concluded a $100 million, 15-year loan agreement with Mitsui. The applicable interest for this loan is Japanese LIBO rate plus 1.25% (Japanese LIBO at December 31, 2002 was 1.42%). This facility provides additional committed financing for SPCC’s modernization and expansion program, and was fully disbursed as of December 31, 2001.

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

A45

was disbursed in March 2001, was prepaid and cancelled in full on December 17, 2001. A breakage fee of $0.1 million was paid in connection with this prepayment. The unamortized balance of $3.1 million ($2.2 million net of income tax) for the commission fee was expensed as an extraordinary item in 2001.

Also, in 1997, the Company privately placed $150 million SENS in the United States and International markets.  These notes, which had been registered with the Securities and Exchange Commission had an average maturity of seven years, due from May 2000 to May 2007, and were priced at par with a coupon rate of 7.9%. On February 1, 2002 the Company prepaid and cancelled the balance of the $150 million Secured Export Notes. A premium of $11.4 million was paid related to this prepayment and was expensed in the first quarter of 2002 as an extraordinary item.

At December 31, 2002, the Company had outstanding borrowings of $299 million, compared with $396.0  million at December 31, 2001.

The Mitsui credit agreement is collateralized by pledges of receivables of 31,000 tons of copper per year. Certain of the agreements require the Company to maintain a minimum stockholders’ equity of $750 million, and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under one of the financing agreements.  The Company was in compliance with the various financing agreements at December 31, 2002. Included in other assets at December 31, 2002 and 2001 are $1.4 million and $8.6 million, respectively, held in escrow accounts as required by the Company’s loan agreements. The funds were released from escrow as scheduled loan repayments were made.

At December 31, 2002, 2001 and 2000, the balance of capitalized debt issuance costs were $3.5 million, $4.9 million and $8.3 million, respectively.  Amortization charged to interest expense was $2.8 million, $5.4 million and $2.2 million in 2002, 2001, and 2000, respectively.

A46

15.     Benefit Plans

The Company has a noncontributory defined benefit pension plan covering salaried employees in the United States and certain employees in Peru. Benefits are based on salary and years of service. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate. Plan assets are invested in commingled stock and bond funds. Effective October 31, 2000 the Board of Directors amended the pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs are as follows:

For the years ended December 31, (in millions)	2002	2001	2000
Interest cost	$0.8	$0.7	$0.7
Expected return on plan assets	(0.8)	(0.8)	(1.0)
Curtailment loss	—	—	1.1
Net periodic benefit cost	$—	$(0.1)	$0.8

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31, (in millions)	2002	2001
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$10.3	$9.7
Interest cost	0.8	0.8
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	1.0	0.7
Projected benefit obligation at end of year	$11.2	$10.3

Change in Plan Assets
Fair value of plan assets at beginning of year	$10.2	$10.8
Actual return on plan assets	0.9	0.4
Benefits paid	(0.8)	(0.9)
Administrative expenses	(0.1)	(0.1)
Fair value of plan assets at end of year	$10.2	$10.2

Reconciliation of Funded Status
Funded status	$1.0	$(0.1)
Unrecognized actuarial loss	(0.7)	(0.2)
Net amount reflected in consolidated Balance Sheet	$(0.3)	$(0.3)

Weighted Average Assumptions:
Discount rate	6.75%	7.25%
Expected long-term rate of return on plan assets	8.0%	8.0%
Rate of Compensation Increase	N/A	4.0%

Post-retirement Benefits:

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  Secondary coverage under the Company’s plan is available for all retired salaried employees who permanently reside in the United States and who contribute amounts as defined by the plan.  The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the post-retirement health care plan of ASARCO Incorporated, which offers substantially the same benefits and requires the same contributions.

A47

The components of net periodic benefit costs are as follows:

For the years ended December 31, (in millions)	2002	2001	2000
Service cost	$—	$—	$0.1
Interest cost	0.1	0.1	0.1
Curtailment loss	—	—	0.5
Net periodic benefit cost	$0.1	$0.1	$0.7

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31 (in millions)	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$1.5	$1.3
Interest cost	0.1	0.1
Curtailments loss	—	—
Benefits paid	(0.1)	(0.1)
Actuarial loss	—	0.3
Benefit obligation at end of year	$1.5	$1.6

Reconciliation of Funded Status
Funded status	$(1.5)	$(1.6)
Unrecognized actuarials loss	0.3	0.3
Postretirement benefit obligation	$1.2	$(1.3)

Weighted-Average Assumptions
Discount rate	6.75%	7.25%

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 10% for 2002. This rate decreases 1% per year until it reaches 5% in 2007. The health care cost trend rate assumption has a significant effect on the amounts reported.  For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation costs for 2002 by $0.1 million and the service and interest cost components of net periodic postretirement benefit would have an insignificant change.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation for 2002 by $0.1 million and the service and interest cost components of net periodic postretirement benefit costs would have an insignificant change.

A48

Employee Savings Plan:

The Company maintained an employee savings plan for employees working in the United States and expatriate employees in Peru, which permitted employees to make contributions by payroll deduction pursuant to section 401(k) of the Internal Revenue Code. The plan provided for a Company matching contribution equal to 50% of the first 6% of employee contributions. In connection with the required match, the Company’s contributions charged against earnings were $0.02 million in 2000.

Effective November 15, 2000 the savings plan was terminated and no further contributions from employees or the Company were accepted after that date. The plan received a final letter of determination from the Internal Revenue Service and is proceeding with the distribution of assets to plan participants.

16.     Stockholders’ Equity

Common Stock:

The stockholders of the Company at December 31, 2002 were:

	Shares	Percent of Total Number of Shares
Class A Common Shares:
Southern Peru Holdings Corporation (A subsidiary of Grupo Mexico)	43,348,949	54.2%
Cerro Trading Company, Inc.	11,378,088	14.2
Phelps Dodge Overseas Capital Corporation	11,173,796	14.0
Total Class A	65,900,833	82.4
Common Shares Outstanding	14,107,587	17.6
Total	80,008,420	100.0%

Class A common shares are entitled to five votes per share.  Common shares are entitled to one vote per share.

Stock Options:

The Company has two stockholder approved plans, a Stock Incentive Plan and a Directors’ Stock Award Plan.  The Stock Incentive Plan provides for the granting of nonqualified or incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, as well as for the award of restricted stock and bonuses payable in stock.  The price at which options may be granted under the Stock Incentive Plan shall not be less than 100% of the fair market value of the common stock on the date of grant in the case of incentive stock options, or 50% in the case of other options. In general, options are not exercisable for six months and expire after 10 years from the date of grant.

Options granted may provide for Stock Appreciation Rights (“SAR”).  A SAR permits an optionee, in lieu of exercising the option, to receive from the Company payment of an amount equal to the difference between the market value of the stock on the date of election of the SAR and the purchase price of the stock under the terms of the option.

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock.  At December 31, 2002 and 2001, 645,060 shares are available for future grants under this plan.  The weighted average remaining contractual life of stock option’s outstanding as of December 31, 2002 was 4.1 years.

The Directors’ Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200

A49

shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter.  Under the directors’ plan, 100,000 shares have been reserved for awards.  At December 31, 2002, 23,200 shares have been awarded under this plan.

The Company also sponsors a Deferred Fee Plan for Directors.  Under the plan, which was approved by the Board of Directors of the Company, directors may defer payment of directors’ fees for the calendar year for which deferral is elected.  Deferred amounts will be credited to a cash subaccount, a company common stock subaccount or a combination thereof.  Compensation deferred to the cash subaccount will earn interest based on U. S. Treasury debt obligations with a 10-year maturity.  Compensation deferred to the stock subaccount will be credited as whole shares of Common Stock based on the stock’s fair market value on the date of such credit.  Dividends and fractional share amounts will be aggregated until at least one share of Common Stock may be credited at the then fair market value.  Payments will be made in cash in a lump sum upon retirement or termination of service.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, no compensation cost has been recognized for awards under the stock incentive plan.  If compensation cost for the Company’s Stock Incentive Plan had been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(in millions, except per share amounts)	2002	2001	2000
Earnings before extraordinary losses	$69.1	$48.7	$92.9
Extraordinary loss from early extinguishment of debt	(8.5)	(2.1)	—
Net earnings – as reported	60.6	46.6	92.9
Net earnings – pro forma	60.6	46.6	92.9
Earnings per share (Basic and diluted) – as reported	0.76	0.58	1.16
Earnings per share (Basic and diluted) – pro forma	0.76	0.58	1.16

For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:

Weighted average common shares outstanding: (in millions)	2002	2001	2000
Basic and diluted	80.0	80.0	80.0

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of nil; expected volatility of 48.0%; risk-free interest rate of 4.8%; and expected life of 7.1 years.  There were no options granted in 2002, 2001 and 2000.

A50

Stock option activity over the past three years under the Stock Incentive Plan was:

	Number of Shares	Weighted Average Price	Option Price (Range Per Share)
Outstanding at January 1, 2000	164,840	$15.28	$8.78 to $17.06
Granted	—
Exercised	(3,235)	14.07	8.78 to 16.19
Cancelled or expired	(5,010)	11.27	8.78 to 16.25
Outstanding at January 1, 2001	156,595	15.30	8.78 to 17.06
Granted	—
Exercised	(1,715)	14.29	13.46 to 14.45
Cancelled or expired	(650)	10.32	8.78 to 12.78
Outstanding at January 1, 2002	154,230	15.24	8.78 to 17.06
Granted	—
Exercised	(8,430)	11.18	8.78 to 12.78
Cancelled or expired	—
Outstanding and Exercisable at December 31, 2002	145,800	$15.47	$8.78 to $17.06

17.     Related Party Transactions

Grupo Mexico, the majority (54.2%)indirect stockholder of the Company and its affiliates, provide various support services to the Company. In 2002, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales, and administrative support services. Grupo México is reimbursed for these support services. The total amount paid by the Company to Grupo Mexico for such services in 2002, 2001 and 2000 was $7.0 million in each year.

The Class A Common Stockholders and/or their affiliates, purchase copper products from the Company from time to time at prices determined on an arm’s-length basis by reference to the LME and COMEX market price for copper at such time. Management believes these transactions to be on terms as favorable as could be obtained from unaffiliated parties. The Company expects that its policy of determining prices for related party transactions on an arm’s-length basis by reference to the LME or COMEX market prices for copper at the time of any such transaction will be continued.

Americas Sales Corporation (“ASC”), a subsidiary of Grupo Mexico, purchased copper products from SPCC during 2002 for $4.9 million; Minera Mexico Internacional, Inc., a subsidiary of Grupo Mexico, purchased copper products from SPCC during 2001 for $10.4 million and for $26.3 million in 2000.

Additionally, in 2001, the Company purchased from ASARCO ten used 200-ton Le Torneau haulage trucks for the Toquepala mine for a total purchase price of $5.2 million, including spare parts.  In compliance with Peruvian regulations related to the importation of used vehicles, the trucks were independently appraised at fair market value at the time of the purchase. The purchase price of the trucks did not differ materially from ASARCO’s book value at the time of the purchase.

Phelps Dodge Refining Corporation (“PD”), affiliate of Phelps Dodge and Phelps Dodge Corporation, affiliated companies of a shareholder of SPCC, purchased $68.3 million of copper products from the Company in 2000.  There were no purchases by PD in 2002.

A51

Cerro Wire and Cable Co. (“Cerro”), and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC, purchased $18.1 million and $13.2 million of copper products from the Company in 2001 and 2000, respectively. There were no purchases by Cerro in 2002.

The Company contracted an aggregate of approximately $1.7 million, $2.2 million and $7.8 million, in 2002, 2001 and 2000, respectively, for shipping services to and from Peru by Compañia Sud-Americana de Vapores, S.A. (“CSAV”), and a subsidiary company. CSAV is a company indirectly controlled by Quemchi, S.A. Mr. Jaime Claro is Chairman of Quemchi, S.A.

The Company purchased $637 thousand and $334 thousand in 2002 and 2001, respectively, of industrial materials from Higher Technology Solutions S.A. (“Higher Tec”), a Peruvian corporation.  Mr. Carlos Gonzalez, a son of SPCC’s President and General Director, is a partner in Higher Tec. The Company purchased $123 thousand of industrial materials in 2002 from Higher Tech, LLC, a U.S. corporation.  Mr. Carlos Gonzalez is the owner of Higher Tech LLC.  In addition, the Company purchased $134 thousand, $71 thousand and $98 thousand, in 2002, 2001 and 2000, respectively, of industrial materials from Société Française des Bandes Transporteuses (“S.F.B.T.”), a French corporation.  Mr. Alejandro Gonzalez, a son of SPCC’s President and General Director, is affiliated with this company.

The Company believes that the foregoing transactions were entered into on an arm’s-length basis on terms as favorable as could be obtained from other third parties. It is anticipated that in the future the Company will enter into similar transactions with the same parties.

As of December 31, 2002, the Company had overdue receivables of $4.9 million from ASC, for sales of copper products made in 2002 at market prices and with customary terms.  Grupo Mexico has guaranteed payment of this receivable and the unpaid balance collects interest.  The Company believes ASC intends to and has the ability to pay the amount due.

18.     Concentration of Risk

The Company operates two copper mines; a smelter and two refineries in Peru and substantially all of its assets are located there.  There can be no assurances that the Company’s operations and assets that are subject to the jurisdiction of the Government of Peru may not be adversely affected by future actions of such government.  Substantially all of the Company’s products are exported from Peru to customers principally in Europe, Asia, South America and the United States.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Canada and Peru, or in commercial paper of highly rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and by policy, limits the amount of credit exposure to any one institution.  At December 31, 2002, the Company had invested 37.15% of its cash equivalents and marketable securities with Peruvian banks, out of which 32.94% was invested with one institution.

During the normal course of business, the Company provides credit to its customers.  Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

A52

The largest ten trade receivable balances accounted for 68.0%% of the trade accounts receivable at December 31, 2002, of which one customer represented 16.4%.

19.     Commitments and Contingencies

In 1997, the Company sold its existing power plant to an independent power company for $33.6 million.  In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years commencing in 1997.

Environmental:

The Company’s activities are subject to Peruvian laws and regulations.  As part of these regulations, SPCC submitted in 1996 the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA) to the Peruvian Government.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SPCC’s PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to bring the existing operations to the environmental standards established by the government.  By the end of 2002, thirty-one of such projects were already completed.  Additionally, in November of 2002 the government approved final completion of all PAMA commitments related to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations.

The Company’s biggest outstanding capital investment project is the Ilo smelter expansion and modernization.  This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.  The Company is hopeful that, pursuant to the government’s program of promoting and giving incentives to investments in productive areas and for the protection of the environment, it may obtain those benefits that were in place when the PAMA was approved.

The Company’s PAMA, approved by the Peruvian Ministry of Energy and Mines (“MEM”) in 1997, provided that the smelter would be modernized in a two-phase project; the first phase to be completed by the end of 2003 and the second and final phase by January 2007.  In January 2002 the MEM approved the modified one-phase project to be initiated by the fourth quarter of 2002 and completed by December 2004.  Given current economic, political and market conditions, in November 2002, the Company submitted a new request to MEM to reschedule the smelter modernization timetable and to start the project by the end of 2003, with completion no later than 2007.

A53

The Company has received proposals from three international construction/engineering entities (two additional proposals are pending and expected to be received by May 2003) and is evaluating these proposals while continuing discussions regarding incentives with the government.  While the Company is in the evaluation stage $63 million have been invested in this project through 2002.

The construction of the project is expected to require 36 months and to be completed by January 2007, the original deadline imposed by PAMA.  The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the evaluation of the new proposals.

The Company has on hand sufficient funds to commence the project but significant additional funds will be necessary for its completion.  The Company has an approved Peruvian bond program of $750 million since December 2001, of which $149 million have been issued in Peru.  There can be no assurance that the entire Ilo smelter project can be financed with Peruvian resources.  The Company plans to finance the portion of the cost that is not financed in Peru with funds from operations or by placing additional financing in the international market.

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (SCP), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions.  During 2002, in conjunction with the operation of the smelter’s sulfuric acid plant that produced over 355,000 tons, the SCP has contributed to improve the quality of air in Ilo.  In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation programs in both the Ite bay and the slag removal program on the beaches to the north of the smelter.

Environmental capital expenditures for the period 1997-2002 exceeded $148 million.  As soon as the smelter expansion and modernization project begins, the Company foresees significant environmental capital expenditures starting in 2003.  Approximately $55 million have been budgeted for the smelter project in 2003.

In addition, the Company expects that MEM will issue new regulations during 2003 that will set forth the legal guidelines for the mining sectors remediation obligations.  The Company has no basis for determining the possible effect of these pending regulations. However, material capital expenditures may be required to achieve compliance with these new regulations.

Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called “labor shares”) of its Peruvian Branch plus dividends. In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  The case is now pending before a labor court of first instance in Lima.

In August  2002, the Company was notified  that approximately 3,000 additional former employees had filed a lawsuit before a labor court in Lima, for unspecified amounts, seeking the delivery of a substantial number of investment shares.  The labor court dismissed the complaint due to procedural defects.  On appeal by the plaintiffs, the Superior Court of Lima allowed the

A54

claims to proceed and remanded the case to the lower court for further proceedings.

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

It is the opinion of management that the outcome of the legal proceedings mentioned above and tax contingencies mentioned in Note 5, as well as other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of the Company and its consolidated subsidiaries.  However, it is possible that the litigation matters and tax contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods.

20.     Subsequent events:

Environmental

On February 28, 2003, MEM communicated its rejection to the Company's request to reschedule the smelter modernization timetable, starting that once the Company has taken effective action to implement the project and can demonstrate the commencement of the same, SPCC would have the right to apply for the rescheduling the smelter modernization timetable.

In March 2003, in a separate regular biannual environmental review process of SPCC’s mining activities, MEM issued a notice to the Company demanding compliance with the commitments established in the PAMA within the next 90 days.  MEM’s notice orders the Company to commence the modernization project and to satisfy the investment requirements of the PAMA of $77.4 million within such 90-day period.  According to applicable law, if SPCC is not in full compliance with the MEM notice, the Company will be subject to a first fine that could amount to approximately $20,000.  Subsequent fines (subject to 90-day periods) would be based on the shortfall of actual expenditures against expenditures committed under the PAMA, as modified.  The Company does not believe the amount of fines paid will be material to its financial position, results of operations or cash flows in future periods.  The Company is confident that it will be able to resolve these issues with MEM and has given MEM assurances that it intends to comply fully with its commitments under PAMA.

Peruvian tax contingencies:

In February 2003, the Peruvian tax court affirmed SUNAT’s assessments related to the 1996 and 1997 tax years in which the Company’s method for deducting depreciation expense for tax purposes, and the deduction of certain expenses incurred outside Peru were challenged; thereby rejecting the Company’s appeals in connection with such assessments.  The Peruvian tax court indicated that it will not assess penalties related to the 1997 tax year.  Management notes that additional assessments of tax penalties related to the tax years 1996, 1998, and 1999 may be forthcoming.

A55

In view of the decision of the Peruvian tax court regarding SUNAT’s assessment for 1996 and 1997, the Company has withdrawn its challenge of similar assessments made by SUNAT for the 1998 and 1999 tax years.

The Company will retroactively apply Peruvian tax credits that were available during the tax years 1996 through 1999 to settle additional taxes arising from the Peruvian tax court’s decision in lieu of rendering significant additional tax payments.  The Company does not believe that such additional taxes will be significant.

It is the opinion of management that the outcome of these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company and its consolidated subsidiaries.  However, it is possible that these matters could have a material effect on quarterly or annual financial position, operating results or cash flows when they are resolved in future periods.

21.     Quarterly data (unaudited)

Quarters

(in millions, except per share data)

	2002					2001
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year

Net sales	$136.2	$193.4	$169.9	$165.2	$664.7	$162.4	$162.8	$171.5	$160.8	$657.5
Operating
Income	$21.3	$42.4	$25.9	$29.3	$119.0	$28.5	$19.8	$19.9	$21.0	$89.2

Net earnings before extraordinary loss	$13.1	$26.8	$14.4	$14.8	$69.1	$15.7	$7.5	$11.6	$13.9	$48.7

Net earnings per share:
Basic and diluted	$0.06	$0.34	$0.18	$0.18	$0.76	$0.20	$0.09	$0.14	$0.15	$0.58
Dividend per share	$0.07	$0.04	$0.16	$0.09	$0.36	$0.14	$0.10	$0.05	$0.07	$0.36

A56

INDEPENDENT AUDITORS’ REPORT

To Southern Peru Copper Corporation:

We have audited the accompanying consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company as of December 31, 2001, and each of the years in the two-year period then ended, before the reclassification adjustments described in Note 2 to the financial statements, were audited by other auditors who ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 20, 2002.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated 2002 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Southern Peru Copper Corporation and subsidiaries of December 31, 2001, and for the two years in the period then ended, were audited by other auditors who have ceased operations.  As described in Note 2, those financial statements have been revised to reclassify certain amounts in the Company’s balance sheets and statements of cash flows.  We audited the reclassifying adjustments described in Note 2 that were applied to revise the 2001 and 2000 financial statements.  Our procedures included (1) comparing reclassification adjustments to the Company’s analysis obtained from management, (2) comparing the amounts of capitalized mine stripping as presented in the balance sheets and additions thereto as presented in the statements of cash flows to supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassifying adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

New York, New York
January 30, 2003
(March 20, 2003 as to Note 20)

A57

THE FOLLOWING REPORT OF INDEPENDENT ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED IN CONNECTION WITH THE COMPANY’S 2001 ANNUAL REPORT ON FORM 10-K AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.  SEE EXHIBIT 23.2 FOR ADDITIONAL INFORMATION.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Peru Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Peru Copper Corporation and subsidiaries as of December 31, 2001 and 2000, and the related statement of earnings, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Southern Peru Copper Corporation and subsidiaries as of December 31, 1999, were audited by other auditors whose report dated March 10, 2000 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

A58

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 25, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company approved the selection of Deloitte & Touche LLP (“Deloitte & Touche”) as independent auditors for 2002, replacing Arthur Andersen LLP (“Arthur Andersen”).  In connection with the audit for 2001 and through April 25, 2002, there was no disagreement with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  Also, during that time period there have been no “reportable events”, as such term is used in Item 304 (a) (1) (v) of Regulation S-K of the SEC.  Arthur Andersen’s report on the financial statements of the Company for 2001 neither contained an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

On March 14, 2003, the Audit Committee of the Company appointed PricewaterhouseCoopers as the Company’s independent auditors for 2003, subject to ratification by the Company’s shareholders at the Company’s 2003 Annual Meeting of Shareholders scheduled for May 8, 2003.  Consequently, the Audit Committee dismissed Deloitte & Touche as the Company’s independent auditors on March 14, 2003.  Deloitte & Touche served as the Company’s independent auditors for the year ended December 31, 2002.

Deloitte & Touche’s report on the financial statements of the Company for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit for the year ended December 31, 2002 and subsequently through March 14, 2003, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement(s) in connection with its report.

A59

PART III

Items 10, 11, 12, and 13

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages A-12 to A-13.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12 and 13 will be included in a definitive proxy statement which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2003.

The information contained in such definitive proxy statement is incorporated herein by reference.

A60

Item 14.  Controls and Procedures

As of December 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

A61

PART IV

Item 15.            Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

3.	Exhibits

	3.1	Restated Certificate of Incorporation, filed December 29, 1995

	3.2	Certificate of Decrease, filed February 29, 1996

	3.3	Certificate of Increase, filed February 29, 1996

	3.4	Certificate of Decrease, filed March 24, 1997

	3.5	Certificate of Increase, filed March 24, 1997

	3.6	Certificate of Amendment of Restated Certificate of Incorporation, filed January 18, 2002

	3.7	By-Laws, as last amended on February 3, 1998

	10.1	Form of Agreement Among Certain Stockholders of the Company.

	10.2	First Amendment to the Agreement Among Certain Stockholders of Southern Peru Copper Corporation

	10.3	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility(and English translation)

	10.4	Incentive Compensation Plan of the Company.

	10.5	Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999.

	10.6	Stock Incentive Plan of the Company.

A62

10.7	Form of Directors Stock Award Plan of the Company.

10.8	Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999.

10.9	Form of Agreement Accepting Membership in the Plan, containingtext of Retirement Plan and Trust for Selected Employees.

10.10	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico, S.A. de C.V.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Accountants (Deloitte & Touche LLP).

23.2	Notice regarding consent of Arthur Andersen LLP.

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

99.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

The exhibits listed as 10.4 through 10.10 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

(B)        Reports on Form 8-K filed in the fourth quarter of 2002 and the first quarter of 2003:

On March 21, 2003, the Company filed a Form 8-K reporting that on March 14, 2003 the Audit Committee of the Company had appointed PricewaterhouseCoopers as the Company’s independent auditors for 2003, subject to ratification by the Company’s shareholders at the Company’s 2003 Annual Meeting of Shareholders scheduled for May 8, 2003.  The Form 8-K also reported that the Audit Committee had dismissed Deloitte & Touche as the Company’s independent auditors on March 14, 2003.

(C)        Exhibits – The exhibits to this Form 10-K are listed on the Exhibit Index on page B3 through B4.  Copies of the following exhibits are filed with this Form 10-K:

10.10	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico, S.A. de C.V.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants (Deloitte & Touche LLP).

23.2	Notice regarding consent of Arthur Andersen LLP.

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

99.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

Copies of exhibits may be acquired upon written request to the Secretary and the payment of processing and mailing costs.

A63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

By:	/s/ Oscar González Rocha
Oscar González Rocha
President and General Director

Date:  March 31, 2003

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco	Chairman of the Board, Chief Executive Officer and Director (principal executive Officer)
German Larrea Mota-Velasco

/s/ Oscar González Rocha	President and General Director
Oscar González Rocha

/s/ Daniel Tellechea Salido	Vice President, Finance and Director (principal financial officer)
Daniel Tellechea Salido

/s/ Ernesto Durán Trinidad	Comptroller (principal accounting officer)
Ernesto Durán Trinidad

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ John F. McGillicuddy
German Larrea Mota-Velasco	John F. McGillicuddy

/s/ Manuel Calderon Cárdenas	/s/ Armando Ortega Gomez
Manuel Calderon Cárdenas	Armando Ortega Gomez

/s/ Gilberto Perezalonso Cifuentes
Jaime Claro	Gilberto Perezalonso Cifuentes

/s/ Héctor García de Quevedo
Héctor García de Quevedo	Ramiro G. Peru

/s/ Xavier García de Quevedo	/s/ Jaime Serra Puche
Xavier García de Quevedo	Jaime Serra Puche

/s/ Oscar González Rocha	/s/ Daniel Tellechea Salido
Oscar González Rocha	Daniel Tellechea Salido

/s/ Harold S. Handelsman
Harold S. Handelsman	J. Steven Whisler

/s/ Genaro Larrea Mota-Velasco
Genaro Larrea Mota-Velasco

Date: March 31, 2003

A64

CERTIFICATION PURSUANT TO

Section 302 of the Sarbanes-Oxley Act of 2002

I,      Germán Larrea Mota-Velasco, Chairman and Chief Executive Officer of Southern Peru Copper Corporation, certify that:

1.               I have reviewed this annual report on Form 10-K of Southern Peru Copper Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Germán Larrea Mota-Velasco
Date: March 31, 2003	Germán Larrea Mota-Velasco
Chairman and Chief Executive Officer

B1

CERTIFICATION PURSUANT TO

Section 302 of the Sarbanes-Oxley Act of 2002

I,      Daniel Tellechea Salido, Vice President and Chief Financial Officer of Southern Peru Copper Corporation, certify that:

1.               I have reviewed this annual report on Form 10-K of Southern Peru Copper Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

e.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel Tellechea Salido
Date: March 31, 2003	Daniel Tellechea Salido
Vice President and Chief Financial Officer

B2

Southern Peru Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description
3.	Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation, filed December 29, 1995 (Filed as Exhibit 3.1 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Certificate of Decrease, filed February 29, 1996 (Filed as Exhibit 3.2 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.3	Certificate of Increase, filed February 29, 1996 (Filed as Exhibit 3.3 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.4	Certificate of Decrease, filed March 24, 1997 (Filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

3.5	Certificate of Increase, filed March 24, 1997 (filed as Exhibit 3.5 to the Company’s Quarterly Report for the quarter ended March 31, 1997 and incorporated herein by reference)

3.6	Certificate of Amendment of Restated Certificate of Incorporation, filed January 18, 2002 (filed as Exhibit 3.6 to the Company’s 2001 Annual Report on Form 10-K and incorporated herein by reference)

3.7	By-Laws, as last amended on February 3, 1998 (Filed as Exhibit 3.6 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by reference)

10.	Material Contracts

10.1

Form of Agreement Among Certain Stockholders of the Company (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No 33-97790 (the “Form S-4”), and incorporated herein by reference)

10.2

First Amendment to the Agreement Among Certain Stockholders of Southern Peru Copper Corporation (Filed as an exhibit to the Company’s Report on Form 10-Q for the third quarter of 2001 and incorporated herein by reference)

10.3

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation) (Filed as Exhibit 10.3 to the Company’s Form S-4 and incorporated herein by reference)

10.4	Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company’s Form S-4 and incorporated herein by reference)

B3

10.5

Supplemental Retirement Plan of the Company, as amended and restated as of November 4, 1999 (Filed as Exhibit 10.4 to the Company’s 1999 Annual Report on Form 10-K and incorporated herein by reference)

10.6	Stock Incentive Plan of the Company (Filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated March 25, 1996 (Registration No. 333-2736) and incorporated herein by reference)

10.7	Form of Directors Stock Award Plan of the Company (Filed as Exhibit 10.16 to the Company’s Form S-4 and incorporated herein by reference)

10.8	Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999 (Filed as Exhibit 10.7 to the Company’s 1999 Annual Report on Form 10-K and incorporated herein by reference)

10.9

Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees (Filed as Exhibit 10.17 to the Company’s Form S-4 and incorporated herein by reference)

10.10	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants (Deloitte & Touche LLP)

23.2	Notice regarding consent of Arthur Andersen LLP

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

99.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

B4