Form 10-Q
period 2003-03-31
SOUTHERN PERU COPPER CORP/
filed 2003-05-14
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2003
First Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2003, there were outstanding 14,108,387 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

Southern Peru Copper Corporation
and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1. Financial Statement

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except for per share amounts)
Net sales:
Stockholders and affiliates	$—	$2,157
Others	174,838	134,037
Total net sales	174,838	136,194

Operating costs and expenses:
Cost of sales	114,685	90,262
Administrative and other expenses	6,683	7,076
Depreciation, amortization and depletion	17,872	16,221
Exploration expense	875	1,299
Total operating costs and expenses	140,115	114,858

Operating income	34,723	21,336

Interest income	713	727
Other income (expense)	337	(10,212)
Interest expense	(2,969)	(5,011)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	32,804	6,840

Taxes on income	12,731	2,136

Minority interest of investment shares	212	110

Earnings before cumulative effect of the change in accounting principle	19,861	4,594

Cumulative effect of the change in accounting principle, net of income tax	1,541	—

Net earnings	$18,320	$4,594

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$0.25	$0.06
Cumulative effect of the change in accounting principle	(0.02)	—
Net earnings - basic and diluted	$0.23	$0.06
Dividends paid	$0.09	$0.07

Weighted average common shares outstanding (Basic)	80,009	80,004
Weighted average common shares outstanding (Diluted)	80,014	80,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

		March 31, 2003	December 31, 2002
		(in thousands)

	ASSETS
	Current assets:
	Cash and cash equivalents	$149,328	$147,537
	Accounts receivable, net	76,393	60,345
	Inventories	84,675	91,880
	Other assets	12,002	11,110
	Total current assets	322,398	310,872

	Net property	1,243,052	1,248,996
	Capitalized mine stripping, net	189,023	181,558
	Other assets	9,959	10,820
	Total Assets	$1,764,432	$1,752,246

	LIABILITIES
	Current liabilities:
	Accounts payable	$39,703	$39,377
	Accrued liabilities	56,307	61,417
	Total current liabilities	96,010	100,794

	Long-term debt	299,043	299,043
	Deferred income taxes	89,802	88,566
	Other liabilities and reserves	14,584	14,792
	Asset retirement obligation	4,986	—
	Total non-current liabilities	408,415	402,401

	MINORITY INTEREST	7,662	7,676

	STOCKHOLDERS’ EQUITY
	Common stock (a)	261,737	261,726
	Retained earnings	990,608	979,649
	Total Stockholders’ Equity	1,252,345	1,241,375

	Total Liabilities, Minority Interest and Stockholders’ Equity	$1,764,432	$1,752,246

(a) Common shares:	Authorized	34,099	34,099
	Outstanding	14,108	14,108
	Class A common shares Authorized and Outstanding	65,901	65,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)

OPERATING ACTIVITIES
Net earnings	$18,320	$4,594
Cumulative effect of the change in accounting principle	1,541	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and depletion	17,872	16,221
Capitalized mine stripping	(8,904)	(13,471)
Provision for deferred income tax	3,444	715
Minority interest of labor shares	212	110
Cash provided from (used in) operating assets and liabilities:
Accounts receivable	(16,034)	23,215
Inventories	7,206	(11,556)
Accounts payable and accrued liabilities	(4,927)	(1,177)
Other operating assets and liabilities	(2,618)	1,418
Net cash provided by operating activities	16,112	20,069

INVESTING ACTIVITIES
Capital expenditures	(9,189)	(27,513)
Purchase of marketable securities	—	(16,632)
Sales of property	2	3
Net cash used for investing activities	(9,187)	(44,142)

FINANCING ACTIVITIES
Debt repaid	—	(122,914)
Debt incurred	—	25,922
Escrow withdrawals on long-term loans	—	6,991
Dividends paid to common stockholders	(7,361)	(2,706)
Distributions to minority interest	(111)	(95)
Treasury stock transaction	11	3
Purchase of investment shares	(146)	(129)
Net cash used for financing activities	(7,607)	(92,928)

Effect of exchange rate changes on cash	2,473	(1,258)

Increase (decrease) in cash and cash equivalents	1,791	(118,259)
Cash and cash equivalents, at beginning of period	147,537	212,857

Cash and cash equivalents, at end of period	$149,328	$94,598

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,410	$4,272
Income taxes	$—	$9
Supplemental schedule of noncash investing and financing activities:
Accounts receivable from shareholders offset by dividends paid	$—	$3,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.                In the opinion of Southern Peru Copper Corporation (the “Company” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Certain reclassifications have been made in the financial statements from amounts previously reported.  The condensed financial statements for the three month period ended March 31, 2003 have been subjected to a review by a member firm of PricewaterhouseCoopers in Lima, Peru, the Company’s independent public accountants, whose report dated April 16, 2003, is presented on page 20.  The results of operations for the three months period are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 annual report on Form 10-K.

B.                  Inventories were as follows:

(In millions)

	March 31, 2003	December 31, 2002
Metals at lower of average cost or market:
Finished goods	$0.8	$1.7
Work-in-process	40.5	45.0
Supplies at average cost	43.4	45.2
Total inventories	$84.7	$91.9

C.                  At March 31, 2003, the Company has recorded sales of 4.0 million pounds of copper, at an average provisional price of $0.72 per pound. Also the Company has recorded sales of 1.7 million pounds of molybdenum at an average provisional price of $5.00 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the second quarter of 2003.

D.                 Ore Reserves:

Effective January 1, 2003, the Company recalculated its’ ore reserve estimates using a 76 cents per pound copper price assumption, the three-year average copper price according to COMEX, and current cost assumptions.  Ore reserve calculations for 2002 and recent prior years were calculated based on 90 cents per pound copper price assumption, which represented the Company’s long-term outlook for copper price.  The Company understands that the Securities and Exchange Commission (SEC) has recently stated that in calculating ore reserves companies should use no more than a three-year average copper price.  The Company, therefore, has made this change to comply with the SEC directive.

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land.  As a result of the change in ore reserves the amount of capitalized mine stripping on the balance sheet at March 31, 2003 was decreased by $0.3 million; and on the Company’s statement of earnings for the first quarter of 2003, reported depreciation, amortization and depletion have increased by $0.1 million and operating income decreased by $0.4 million.

E.                   Peruvian Income Tax Assessment:

In prior years, the Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method, the deduction of certain interest expense and other expenses related to charges incurred outside of Peru.  The Company has appealed these assessments.  The Company plans to appeal the portion of the assessments related to the disallowance of interest deductions.

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

In view of the decision of the Peruvian tax court regarding SUNAT’S assessment for 1996 and 1997, the Company has withdrawn its challenge of similar assessments made by SUNAT for the 1998 and 1999 tax years.  Accordingly, in the first quarter of 2003 the Company recorded a charge to worker’s participation, included in cost of sales on the statement of earnings, and to income tax expenses of $0.5 million and $1.6 million, respectively, to recognize the cost of accepting these tax assessment.  The Company continues to appeal the portion of the assessments related to the disallowance of interest deductions.

It is the opinion of management that the outcome of these matter will not materially adversely affect the financial position, results of operations or cash flows of the Company and its consolidated subsidiaries.  However, it is possible that these matters could have a material effect on quarterly or annual financial position, operating results or cash flows when they are resolved in future periods.

F.                   Related Party Transaction:

As of March 31, 2003, the Company had an overdue receivable of $5.0 million from Americas Sales Corp. (ASC), for sales of copper products made in 2002 at market prices and with customary terms.  ASC is a subsidiary of Grupo Mexico, the majority (54.2%) indirect stockholder of the Company.  Grupo Mexico has guaranteed payment of this receivable and the unpaid balance collects interest.

G.                  Commitments and Contingencies:

In 1997, the Company sold its existing power plant to an independent power company for $33.6 million.  In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years commencing in 1997.

In March 2003, the Company agreed to amend the power purchase agreement, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement.  A new contract, documenting this agreement, is to be executed by July 2003.

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

The Company has received proposals from three international technology/construction/engineering entities (two additional proposals are pending and expected to be received by May 2003) and is evaluating these proposals while continuing discussions regarding incentives with the government.  While the Company is in the evaluation stage $63 million have been invested in this project through 2002.

The construction of the project is expected to require 36 months and to be completed by January 2007, the original deadline imposed by PAMA.  The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the evaluation of the new proposals.

The Company has on hand sufficient funds to commence the project but significant additional funds will be necessary for its completion.  The Company has an approved Peruvian bond program of $750 million since December 2001, of which $174 million have been issued. There can be no assurance that the entire Ilo smelter project can be financed with Peruvian resources.  The Company plans to finance the portion of the cost that is not financed in Peru with funds from operations or by placing additional financing in the international market.

Environmental capital expenditures for the period 1997-2002 exceeded $148 million.  As soon as the smelter expansion and modernization project begins, the Company foresees significant environmental capital expenditures starting in 2003.  Approximately $55 million have been budgeted for the smelter project in 2003.

In addition, the Company expects that MEM will issue new regulations during 2002 that will set forth the legal guidelines for the mining sectors remediation obligations.  The Company has no basis for determining the possible effect of these pending regulations.  However, material capital expenditures may be required to achieve compliance with these new regulations.

Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called “labor shares”) of its Peruvian Branch plus dividends.  In December 1999, a civil court of the first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  The case is now pending before a labor court of first instance in Lima.

In August 2002, the Company was notified that approximately 3,000 additional former employees had filed a lawsuit before a labor court in Lima, for unspecified amounts, seeking the delivery of a substantial number of investment shares.  The labor court dismissed the complaint due to procedural defects.  On appeal by the plaintiffs, the Superior Court of Lima allowed the claims to proceed and remanded the case to the lower court for further proceedings.

On December 28, 2000, a lawsuit styled Flores vs. Southern Peru Copper Corporation was filed against the Company in federal court in New York City.  The Flores lawsuit sought unspecified compensatory and punitive damages for alleged personal injuries to eight persons resident in Peru arising from alleged releases into the environment from the Company’s operations in Peru.  The lawsuit invoked the jurisdiction of the court under the federal Alien Tort Claims Act, claiming violations of customary international law.  The Flores lawsuit is similar to a suit filed in 1995 in Texas, for unspecified amounts, which was dismissed in 1996 by a U. S. district judge.  That ruling was affirmed unanimously by a three-judge federal appeals court.  The court made it clear that the claims of Peruvian residents should be tried in the courts of Peru, not in the United States.  On July 16, 2002, the United States District Court for the Southern District of New York dismissed the complaint in the Flores lawsuit.  In its decision, the district court ruled that it lacked jurisdiction under the Alien Tort Claims Act because the Peruvian plaintiffs had failed to allege a cognizable claim that international law had been violated.  In the alternative, the district court stated that, even if it had jurisdiction, it nonetheless would dismiss the Flores lawsuit on the basis of the doctrine of forum non convenient, because the dispute should be litigated in the courts of Peru, not in the United States.  On August 28, 2002, the Flores plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Second Judicial Circuit.

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

H.                 Impact of New Accounting Standards:

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which established standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets.  The Company has determined that a retirement obligation exists for a portion of its long-lived assets.  These assets include a dam on the Torata River, close to the Company’s Cuajone mine and the SX/EW facility. The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company’s consolidated statement of earnings.  In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers’ participation benefits of $0.9 million.  The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.1 million for the first quarter of 2003.  If the Company adopted FAS 143 in 2002 an asset retirement obligation of $4.5 million and $4.6 million would have been recorded as of January 1, 2002 and March 31, 2002, respectively.  The asset retirement obligations were established by the Company’s environmental impact studies for these projects.  The Company’s retirement obligation for the dam is based on a weighing of two options available to the Company at the end of the dams useful life to the Company.  These options are to turn the dam over to the local municipality and provide maintenance for a number of years or to demolish the dam and restore the river to its natural course.   The Company’s retirement obligation for the SX/EW facility requires a dismantling of the plant and a reclamation of the property.  The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.

In addition, the Company expects that MEM will issue new regulations during 2003 that will set forth legal guidelines for the mining sectors remediation obligations.  Such regulations may have a material effect on SPCC’s asset retirement obligations.  However, the Company has no basis for determining the possible effects of these pending regulations.

Effective January 1, 2003, the Company implemented FAS No. 145, “Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections”, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet criteria outlined in Accounting Principles Bulletin No. 30.  Under FAS No. 145 the Company reclassified the first quarter 2002 extraordinary loss on the early extinguishment of debt to earnings from continuing operations in the Company’s comparative statements.

Effective January 1, 2003, the Company adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employees Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The adoption of FAS No. 146 did not have a material effect on them Company’s financial statements.

Effective January 1, 2003, the Company adopted FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  FAS No. 148 does not alter the provisions of FAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under FAS No. 123.  The Company uses the disclosure only provisions of FAS No. 123.  The adoption of FAS No. 148 did not have a material effect on the Company’s financial statements.

I.                      On March 31, 2003, Southern Peru Holdings Corporation the 54.2% direct stockholder of the Company and a subsidiary of ASARCO Incorporated (ASARCO) sold all its stock in Southern Peru to Americas Mining Corporation (AMC), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  As part of a financing agreement taken in support of the stock purchase, AMC has agreed to financial covenants requiring SPCC to maintain a minimum stockholders’ equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions. In addition, the agreement requires SPCC to maintain specific debt to equity ratios and interest rate coverage ratios.  While SPCC is not a party to this agreement, covenants imposed by a majority shareholder could restrict SPCC’s financial flexibility.

Part I

Items 2 and 3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company reported net earnings before the cumulative effect of the change in accounting principle of $19.9 million or diluted earnings per share of 25 cents, and net earnings of $18.3 million or diluted earnings per share of 23 cents, for the first quarter of 2003 compared with net earnings of $4.6 million, or diluted earnings per share of 6 cents, for the first quarter of 2002.

Southern Peru’s first quarter 2003 earnings as compared with the first quarter of 2002 were favorably impacted by higher metal prices and increased production and sale of copper and silver. The 2002 first quarter results were reduced by a $12.4 million charge related to the early payment of debt; this amount net of taxes was presented in the 2002 results as an extraordinary item.  Additionally, in the first quarter of 2002, 10,292 tons of copper, representing $18.3 million of sales, were not included due to late arrival of ships to the port of Ilo because of the Easter week holidays; with these two effects the first quarter 2002 sales would have been $154.5 million instead of $136.2 million and net earnings would have been approximately $19.1 million instead of $4.6 million.  First quarter 2003 results were reduced by the adoption of Financial Accounting Standard No. 143 and the Company’s acceptance of elements of a Peruvian tax assessment.  Effective January 1, 2003 the Company adopted FAS No. 143 “Accounting for Asset Retirement Obligations”, which requires the Company to accrue for the cost of future obligations associated with retirement of long-lived assets.  The Company accrued for the cumulative effect of this obligation as of January 1, 2003 with a charge to earnings of $1.5 million.  The Company also agreed to accept the portion of a SUNAT (Peruvian tax authority) tax assessment related to depreciation methodology and certain expenses.  The Company charged worker’s participation (an element of cost of sales) and income tax expense $2.1 million to provide for this assessment.  These charges reduced first quarter 2003 earnings by $3.6 million.

The average price for copper on the London Metal Exchange (LME) in the first quarter of 2003 was 75 cents per pound, compared with 71 cents per pound in the year earlier period.  The average price for copper on the New York Commodity Exchange (COMEX) in the first quarter of 2003 was 76 cents per pound, compared with 72 cents per pound in the first quarter of 2002.

Mine copper production increased 1.9% to 192.3 million pounds in the first quarter of 2003 compared with the first quarter of last year.  This increase of 3.7 million pounds included 7.6 million pounds from the Toquepala mine and a decrease of 4.1 million pounds in solvent extraction/electrowinning (SX/EW) production.  Cuajone mine production was slightly higher in the 2003 period.  The increase in Toquepala production was a result of 24% more throughput in the 2003 period.  The expansion of the concentrator, completed in the third quarter of 2002, significantly improved the facilities processing capacity.  However, Toquepala concentrate output was somewhat reduced by lower ore grades in the first quarter of 2003.  The main reason for the 4.1 million pound decrease in SX/EW production was lower grade of PLS (pregnant leaching solution).

The Company continues with the construction of an auxiliary dam at the Quebrada Honda tailings reservoir, this project reached completion in April 2003 and will protect the Quebrada Santallana from the decant water of Quebrada Honda tailings reservoir.  The investment for this Project is $ 3.9 million.  Other tailings studies are under development to place the thickener tailings up-stream from Quebrada Honda in an area called “Pampa Purgatorio”. These studies will be finished in September 2003; after which SPCC will choose the better alternative for the placement of tailings.

On January 30, 2003, the Board of Directors approved the construction of leaching dumps and a crushing & conveying system at Toquepala which is now in the bidding process for a contract.

In June 2003 the Company will choose the appropriate alternative to modernize the Ilo smelter.  The Company has received proposals from three international technology/construction/engineering entities, and is expecting two additional proposals to be evaluated along with those already received. All proposals under consideration comply with SPCC’s requirements, to employ proven technology that will provide both good economic return and meet the requirements of current environmental regulations.

Inflation and Devaluation of Peruvian New Sol: The functional currency of the Company is the US Dollar.  A portion of the Company’s operating costs are denominated in Peruvian new soles.  Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the new sol, the financial position, results of operations and cash flows of the Company could be adversely affected. For the three months ended March 31, 2003 the inflation and devaluation rates were 1.83% and (1.14%), respectively.

Net Sales: Net sales in the first quarter of 2003 increased $38.6 million to $174.8 million from the comparable period in 2002. The increase in net sales was principally the result of higher copper prices in 2003 and the increase in copper sales volume of 28.1 million pounds in the first quarter of 2003, attributable to higher production and a decrease in copper inventory.  In addition, higher molybdenum prices increased net sales by slightly more than $5.0 million.  Sales in the first quarter of 2002 were reduced by approximately $18.3 million as shipments scheduled for March 2002 were not recorded until April 2002 as the late arrival of ships delayed the sales.

At March 31, 2003, the Company has recorded sales of 4.0 million pounds of copper, at an average provisional price of $0.72 per pound. Also the Company has recorded sales of 1.7 million pounds of molybdenum at an average provisional price of $5.00 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the second quarter of 2003.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the LME, the COMEX or published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended March 31,
	2003	2002
Price/Volume Data:
Average Metal Prices
Copper (per pound-LME)	$0.75	$0.71
Copper (per pound - COMEX)	0.76	0.72
Molybdenum (per pound)	4.06	2.74
Silver (per ounce-COMEX)	4.66	4.47

Sales Volume (in thousands):
Copper (pounds)	198,700	170,600
Molybdenum (pounds) (1)	4,448	4,573
Silver (ounces)	979	888

(1)          The Company’s molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

Metal Price Sensitivity: There is market risk arising from the volatility of copper prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to hedging programs or changes in past production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2003.  Estimates are based on 80.0 million shares outstanding.

	Copper		Silver		Molybdenum

Change in Metal Prices	$0.01	/lb.	$1.00	/oz.	$1.00	/lb.
Annual Change in Earnings per share	$0.06		$0.03		$0.14

Operating Costs and Expenses: Operating costs and expenses were $140.1 million in the first quarter of 2003 compared with $114.9 million in the first quarter of 2002.  Cost of sales for the three months ended March 31, 2003 was $114.7 million compared with $90.3 million in the comparable 2002 period.  This increase of $24.4 million in 2003 was principally the result of higher sales volume and increased energy costs and workers participation costs.  SPCC sold 28.1 million more pounds of copper in the 2003 first quarter then in the comparable 2002 quarter, this increased cost of sales approximately by $14.0 million.  In addition, the Company’s fuel and power related costs increased by $8.9 million in the 2003 quarter and workers’ participation amounts, which are calculated on pre-tax profits, increased by $2.3 million in the 2003 period.

Depreciation, amortization and depletion expense for the three months ended March 31, 2003 was $17.9 million compared with $16.2 million in the comparable 2002 period. The increase in 2003 is principally due to new capitalization of fixed assets.

Non-Operating Items: Interest expense was $3.0 million in the first quarter of 2003, compared with $5.0 million in the first quarter of 2002. The decrease reflects lower levels of long-term debt maintained by the Company during the 2003 quarter as compared to the same period during 2002.  In addition, the 2002 period includes a charge or $1.0 million for the write-off of the unamortized balance of deferred loan commissions for a loan prepaid in the first quarter of 2002.

Other income (expense) was $0.3 million in the first quarter of 2003, compared with $(10.2)million in the first quarter of 2002.  Included in Other income (expense) in the 2002 period is a charge of $11.4 million for a penalty paid by the Company for the prepayment of the balance of the $150 million Secured Export Notes.

Taxes on Income: Taxes on income for the three months ended March 31, 2003, were $12.7 million, compared with $2.1 million for the same period in 2002.  The increase was principally due to higher earnings in 2003.  In addition, the Company recorded a tax charge of $1.6 million related to the acceptance of a Peruvian tax assessment for prior years.

Cash Flows:

Net cash provided by operating activities was $16.1 million in the first quarter of 2003, compared with $20.1 million in the comparable 2002 period.

The decrease in 2003 was principally caused by the lower cash contribution from changes in operating assets and liabilities.  In the first quarter of 2003 changes in operating assets and liabilities were a use of $16.4 million, while in the first quarter of 2002 these changes were a source of cash of $11.9 million.  An increase in earnings in the first quarter of 2003, before the cumulative effect of the accounting change, increased cash flow by $15.3 million.

The increase of $16.4 million in operating assets and liabilities was caused principally by an increase in accounts receivable of $16.0 million attributable to higher sales volume late in the quarter and sales to customers in Europe with longer collection time; a decrease of $4.9 million in accounts payable and accrued liabilities caused by income tax and workers’ participation payments in the first quarter.  These uses of cash were reduced by inventory decreases of $7.2 million.

Net cash used in investing activities was $9.2 million for capital expenditures in the first quarter of 2003.  In the first quarter of 2002, the activity was $44.1 million, including $27.5 million for capital expenditures and $16.6 million of purchase of marketable securities.  The Company anticipates that capital expenditures will significantly increase after the first quarter as projects such as the Ilo smelter modernization and the construction of leach dumps and a crushing and conveying system at Toquepala move from the bidding and proposal stage to construction.

Net cash used in financing activities in the first quarter of 2003 was $7.6 million, compared with $92.9 million in the first quarter of 2002.  The Company paid dividends of $7.4 million in the first quarter of 2003, as compared to payments of $2.7 million in the first quarter of 2002.  The Company had significant debt movement in the first quarter of 2002 and very little in the 2003 first quarter.  In the 2002 period, the Company paid debt of $122.9 million, incurred debt of $25.9 million and withdrew escrow deposits of $7.0 million.

Liquidity and Capital Resources:

On April 25, 2003, the Company sold, to investors in Peru, $25 million of bonds with maturities ranging from January 2005 to April 2010.  These bonds have an interest rate of LIBOR plus 2.375 percent and are the fifth issuance under a $750 million bond program.  Total issuances under this program now total $174 million.

On March 11, 2003, the Company paid a quarterly dividend of 9.2 cents per share.  On May 8, 2003 a dividend of 11.4 cents per share, totaling $9.1 million was declared, payable June 17, 2003.

Certain financing agreements contain covenants that limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders up to 50% of the net income of the Company, on an annual basis.

On March 31, 2003, Southern Peru Holdings Corporation the 54.2% direct stockholder of the Company and a subsidiary of ASARCO Incorporated (ASARCO) sold all its stock in Southern Peru to Americas Mining Corporation (AMC), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPCH II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  As part of a financing agreement taken in support of the stock purchase, AMC has agreed to financial covenants requiring SPCC to maintain a minimum stockholders’ equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions. In addition, the agreement requires SPCC to maintain specific debt to equity ratios and interest rate coverage ratios.  While SPCC is not a party to this agreement, covenants imposed by a majority shareholder could restrict SPCC’s financial flexibility.

The Company expects to meet its liquidity and capital expenditure requirements, from internally generated funds, cash on hand and from additional external financing.

At March 31, 2003 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest of investment shares and stockholders equity) was 19.2% as compared with 19.3% at December 31, 2002.  At March 31, 2003, the Company’s cash and marketable securities amounted to $149.3 million compared to $147.5 million at December 31, 2002.

Critical Accounting Policies and Estimates:

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures of market risks, are based upon its consolidated financial statements, which have prepared in accordance with generally accepted accounting principles in the United States of America.  Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses, for the reported period.  The more significant areas requiring the use of management estimates and assumptions relate to revenue recognition; ore reserves; capitalized mine stripping and related estimated mine stripping ratios; the estimated useful lives of fixed assets, asset retirement obligations and litigation and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate of the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs.  Effective January 1, 2003, the Company recalculated its ore reserve estimates using a 76 cents per pound copper price assumption, the three-year average copper price according to COMEX, and current cost assumptions. Ore reserve calculations for 2002 and recent prior years were calculated based on a 90 cents per pound copper price assumption, which represents the Company’s long-term outlook for copper price.  The Company understands that the Securities and Exchange Commission (SEC) has recently stated that in calculating ore reserves companies should use no more than a three-year average copper price.  The Company, therefore, has made this change to comply with the SEC directive.

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land.  As a result of the change in ore reserves the amount of capitalized mine stripping on the balance sheet at March 31, 2003 was decreased by $0.3 million; and on the Company’s statement of earnings for the first quarter of 2003, reported depreciation, amortization and depletion have increased by $0.1 million and operating income decreased by $0.4 million.

As of January 1, 2003, the Company adopted FAS No. 143 “Accounting for Asset Retirement Obligations”, which established standards for accounting for a legal obligation associated with the retirement of long-lived assets.  The Company charged income $1.5 million for the cumulative effect, as of January 1, 2003, of adopting this principle.  In addition, this change further reduced first quarter net income by $0.1 million.

The estimated costs of asset retirement obligations are based on periodic evaluations by Company management and engineers.  In addition, Company’s financial personnel estimate the appropriate risk-free credit adjusted interest rate and annual inflation rate to use in calculating the asset retirement obligation.  The Company uses its recent borrowing experience in determining the appropriate risk-free interest rate to use.  Annual inflation rates used in the computations are based on the current four-year average consumer price and producer price indices of the U.S.  Changes in such estimates could significantly effect the Company’s operating costs and net income.

Impact of New Accounting Standards:

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which established standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets.  The Company has determined that a retirement obligation exists for a portion of its long-lived assets.  These assets include a dam on the Torata River, close to the Company’s Cuajone mine and the SX/EW facility. The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company’s consolidated statement of earnings.  In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers’ participation benefits of $0.9 million.  The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.1 million for the first quarter of 2003.  If the Company adopted FAS 143 in 2002 an asset retirement obligation of $4.5 million and $4.6 million would have been recorded as of January 1, 2002 and March 31, 2002, respectively.  The asset retirement obligations were established by the Company’s environmental impact studies for these projects.  The Company’s retirement obligation for the dam is based on a weighing of two options available to the Company at the end of the dams useful life to the Company.  These options are to turn the dam over to the local municipality and provide maintenance for a number of years or to demolish the dam and restore the river to its natural course.   The Company’s retirement obligation for the SX/EW facility requires a dismantling of the plant and a reclamation of the property.  The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.

In addition, the Company expects that MEM will issue new regulations during 2003 that will set forth legal guidelines for the mining sectors remediation obligations.  Such regulations may have a material effect on SPCC’s asset retirement obligations.  However, the Company has no basis for determining the possible effects of these pending regulations.

Effective January 1, 2003, the Company implemented FAS No. 145, “Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections”, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet criteria outlined in Accounting Principles Bulletin No. 30.  Under FAS No. 145 the Company reclassified the first quarter 2002 extraordinary loss on the early extinguishment of debt to earnings from continuing operations in the Company’s comparative statements.

Effective January 1, 2003, the Company adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employees Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The adoption of FAS No. 146 did not have a material effect on them Company’s financial statements.

Effective January 1, 2003, the Company adopted FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  FAS No. 148 does not alter the provisions of FAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under FAS No. 123.  The Company uses the disclosure only provisions of FAS No. 123.  The adoption of FAS No. 148 did not have a material effect on the Company’s financial statements.

Cautionary statement:

Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company’s products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metal prices on commodity exchanges that can be volatile.

Item 4.                             Controls and Procedures

As of March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

INDEPENDENT ACCOUNTANTS’ REPORT

To Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of March 31, 2003 and the related condensed consolidated statements of earnings and cash flows for the three-month then ended. These financial statements are the responsibility of the Company’s management.

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

PRICEWATERHOUSECOOPERS

April 16, 2003

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information provided in Note G to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 6.                             Exhibits and Reports on Form 8-K

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

On April 4, 2003, the Company filed a Form 8-K/A reporting that Deloitte & Touche’s report on the financial statements of the Company for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Additionally the Company reported that in connection with the audit for the year ended December 31, 2002 and subsequently through March 31, 2003, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On May 6, 2003, the Company filed a Form 8-K reporting earnings of the first quarter ended March 31, 2003.

On May 9, 2003, the Company filed a Form 8-K reporting that on May 8, 2003 the Company issued a press release regarding the postponement of its annual meeting of stockholders, originally scheduled for May 8, 2003, until May 30, 2003.  The reason for the postponement was to allow the Company’s common stockholders time to consider the candidacy of a director proposed by a representative of a common stockholder.

Exhibit No.	Description of Exhibit

Exhibit 15	Independent Accountants’ Awareness Letter

99.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
99.2	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

/s/ Oscar González Rocha
Date: May 14, 2003	Oscar González Rocha
President and General Director

/s/ Daniel Tellechea Salido
Date: May 14, 2003	Daniel Tellechea Salido
Vice President of Finance and Chief Financial Officer

CERTIFICATION PURSUANT TO
Section 302 of the Sarbanes-Oxley Act of 2002

I, German Larrea Mota-Velasco, Chairman and Chief Executive Officer of Southern Peru Copper Corporation, certify that:

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

/s/ Germán Larrea Mota-Velasco
Date: May 14, 2003	Germán Larrea Mota-Velasco
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

/s/ Daniel Tellechea Salido
Date: May 14, 2003	Daniel Tellechea Salido
Vice President of Finance and Chief Financial Officer