Form 10-K/A
period 2002-12-31
SOUTHERN PERU COPPER CORP/
filed 2003-06-27
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2002 FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002     Commission File Number: 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Road, Phoenix, AZ. 85016
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

Southern Peru Copper Corporation

FORM 10-K/A

December 31, 2002

INDEX

FORM 10-K/A

ITEM 14

EXHIBIT INDEX

FORM 11-K

Southern Peru Copper Corporation and Subsidiaries

FORM 10-K/A

December 31, 2002

The undersigned registrant hereby amends the 2002 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries pursuant to Rule 15d-21.

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

Oscar Gonzalez Rocha
President

Dated: June 24, 2003

i

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ii

Southern Peru Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description

3.	Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation, filed December 29, 1995 (Filed as Exhibit 3.1 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Certificate of Decrease, filed February 29, 1996 (Filed as Exhibit 3.2 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.3	Certificate of Increase, filed February 29, 1996 (Filed as Exhibit 3.3 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.4	Certificate of Decrease, filed March 24, 1997 (Filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

3.5	Certificate of Increase, filed March 24, 1997 (Filed as Exhibit 3.5 to the Company’s Quarterly Report for the quarter ended March 31, 1997 and incorporated herein by reference)

3.6	Certificate of Amendment of Restated Certificate of Incorporation, filed January 18, 2002 (Filed as Exhibit 3.6 to the Company’s 2001 Annual Report on Form 10-K and incorporated herein by reference)

3.7	By-Laws, as last amended on February 3, 1998 (Filed as Exhibit 3.6 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by reference)

B1

Sequential Exhibit Number	Document Description

10.	Material Contracts

10.1

Form of Agreement Among Certain Stockholders of the Company (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No 33-97790 (the “Form S-4”), and incorporated herein by reference)

10.2

First Amendment to the Agreement Among Certain Stockholders of Southern Peru Cooper Corporation (Filed as an exhibit to the Company’s Report on Form 10-Q for the third quarter of 2001 and incorporated herein by reference)

10.3

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation) (Filed as Exhibit 10.3 to the Company’s Form S-4 and  incorporated herein by reference)

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

10.9

Form of Agreement Accepting Membership in the Plan, containing text of Retirement Plan and Trust for Selected Employees (Filed as Exhibit 10.17 to the Company’s Form S-4 and incorporated herein by reference)

10.10

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V. (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

B2

Sequential Exhibit Number	Document Description

21.1	Subsidiaries of the Company (Filed as Exhibit 21.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

23.1	Consent of Independent Accountants (Deloitte & Touche LLP) (Filed as Exhibit 23.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

23.2	Notice regarding consent of Arthur Andersen LLP Exhibit 23.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

99.1

Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.  This document was furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.  (Filed as Exhibit 99.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

99.2

Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.  This document was furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.  (Filed as Exhibit 99.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

99.3	Report on Form 11-K relating to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries

99.4	Consent of Independent Accountants (Keegan, Linscott & Kenon, PC.)

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

B3

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 11-K

ANNUAL REPORT

PURSUANT TO SECTION 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 1-14066

Savings Plan of Southern Peru Copper Corporation
and Participating Subsidiaries

Southern Peru Copper Corporation

2575 East Camelback Road
Phoenix, Arizona 85016

Savings Plan of Southern Peru Copper Corporation
and Participating Subsidiaries

INDEX

Report of Independent Public Accountants for the year ended December 31, 2002 and 2001

Statements of Net Assets In Liquidation as of December 31, 2002 and 2001

Statement of Changes in Net Assets In Liquidation for the Year Ended December 31, 2002

Notes to Financial Statements

Supplemental Schedule:
Schedule of Assets Held at the End of the Year

Consent of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Plan Administrator of the Savings Plan of
Southern Peru Copper Corporation and Participating Subsidiaries:

We have audited the accompanying statements of net assets in liquidation of the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries (the “Plan”) as of December 31, 2002, and 2001, and the related statement of changes in net assets in liquidation for the year ended December 31, 2002.  These financial statements and the schedule referred to below are the responsibility of the Plan’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the accompanying financial statements, the Board of Directors of Southern Peru Copper Corporation approved a plan of termination of the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries on May 9, 2000.  In accordance with accounting principles generally accepted in the United States of America, the Plan has changed its basis of accounting for periods subsequent to December 31, 1999 from a going-concern to a liquidation basis.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Plan as of December 31, 2002 and 2001, and the changes in its net assets in liquidation for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

Our audit was made for the purpose of forming an opinion of the basic financial statements taken as a whole.  The supplemental schedule of Assets Held at End of the Year is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the United States Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.  The supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Keegan, Linscott & Kenon, P. C.

Tucson, Arizona

June 20, 2003

Savings Plan of Southern Peru Copper Corporation
and Participating Subsidiaries

Statements of Net Assets In
Liquidation as of December 31, 2002 and 2001

	2002	2001
ASSETS:

Mutual Funds	$177,751	$885,192

Common Stock	36,288	158,116

Net Assets in Liquidation	$214,039	$1,043,308

The accompanying notes are an integral part of these financial statements.

B26

Savings Plan of Southern Peru Copper Corporation
and Participating Subsidiaries

Statement of Changes in Net Assets In Liquidation
For The Year Ended December 31, 2002

Additions

Investment income:

Interest and dividend income, investments	$6,051

Net depreciation in fair value of investments	(47,925)

Net investment loss	(41,874)

Deductions
Payment of benefits	(787,395)

Total deductions	(787,395)

Net decrease	(829,269)

Net assets in liquidation, beginning of period	1,043,308

Net assets in liquidation, end of period	$214,039

The accompanying notes are an integral part of these financial statements.

B27

Savings Plan of Southern Peru Copper Corporation
and Participating Subsidiaries

Notes to the Financial Statements

December 31, 2002 and 2001

1.               PLAN DESCRIPTION

The following description of the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries (the “Plan”) provides only general information. Reference should be made to the Plan document for a complete description of the Plan and Plan amendments, including eligibility requirements and vesting provisions.

General

Effective June 1, 1985, Southern Peru Copper Corporation (the “Company”) established the Plan, which has been amended thereafter. The Plan is a defined contribution plan and is administered by the Administrative Committee in accordance with authority delegated by the Board of Directors.  The Plan is designed to provide a method of savings by eligible employees for their retirement and other needs.

On May 9, 2000, the Board of Directors of the Company approved the termination of the Plan, and the taking of any action, including amending the Plan and giving notice to participants, to implement the termination. Effective November 15, 2000, the Plan was terminated and no further contributions from employees or the Company were accepted after that date.  The Plan received a final letter of determination dated August 21, 2001 from the Internal Revenue Service.  The Company proceeded with the distribution of assets to Plan participants but did not complete the distribution before December 31, 2002.  At December 31, 2002 there were 7 Plan participants who had not completed the paperwork for withdrawal and termination of their participation in the Plan.  It is anticipated that the termination will be completed before year-end 2003.

Contributions

An employee becomes eligible to participate in the Plan, after the completion of 30 days service.  Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax and/or post-tax contributions (the “contributions”) by payroll deduction.  Contributions are stated in whole percentages of 1% to 12% of the participant’s earnings, as defined, or a specified dollar amount.  A participant may elect to increase, decrease or suspend the contributions on the first day of any month.  The Internal Revenue Code of 1986 (the “Code”), as amended, limited the maximum amount an employee may contribute on a pre-tax basis.

Participants are 100% vested in their contributions and earnings therein.

Matching Company Contribution - Effective January 1, 1998, the Company matches the first 6% of a participant’s monthly contribution at a rate of 50%.  The matching contribution may be made in cash or Company common stock.  There were no Company contributions for the year ended December 31, 2002.

The Company is not obligated to make a contribution during any period in which it has no accumulated retained earnings.  The Company’s contributions are subject to all legal restrictions, which may apply, including Sections 401 and 415 of the Code, which limit the annual contributions to an employee’s account.

Loans

The Plan provides for loans to participants who have participated in the Plan for at least one year, subject to certain limitations.  The maximum loan allowed to each participant is limited to the lesser of 50% of the total value of the participant’s account, or $50,000 reduced by the highest outstanding plan loan balance to such participant during the prior twelve-month period ending on the day before the date the loan is made.

B28

A participant’s loan is repayable within a maximum of five years or immediately upon termination of employment, if sooner.  Interest is currently accrued at the prime rate, which was in existence on the first day of the month in which the loan was issued.  Loans are collateralized by a lien on the participant’s interest in the Plan.  Loan repayments are made through payroll withholdings from the participant’s earnings.  A participant may pre-pay a loan at any time without penalty.

2.               SIGNIFICANT PLAN AMENDMENTS

On May 1, 1997, the Plan was amended, effective January 1, 1998, to appoint the Vanguard Fiduciary Trust Company (“Vanguard”) as the Trustee, Investment Manager and Recordkeeper of the Plan, modify the Plan year end to be December 31, permit employees to contribute on an after-tax basis, include non-U.S. expatriates as eligible employees, require the Company matching contribution to be invested in a Southern Peru Copper Corporation Common Stock Fund which was created and change the definition of compensation used for purposes of contributions to include only base salary.

On November 4, 1997, the Plan was further amended, effective January 1, 1998, to change the eligibility waiting period from six months of service to 30 days of service and permit plan entry on the first day of any month, permit only one loan at a time, include a one year participation eligibility requirement for purposes of initiating a loan, provide for the transferability of the Company matching contributions for participants who attain age 64, remove existing hardship withdrawals subject to certain suspension penalties, revise the distribution provisions to grandfather the Joint and Survivor Annuity Option and frequency of installment payments for participants with account balances as of December 31, 1997, require the immediate distribution of account balances under $5,000, permit participants with account balances in excess of $5,000 to elect a distribution at any time prior to age 65, and provide for the payment of administrative expenses by the Company with the exception of expenses pertaining to loan administration, which shall be charged to participants with outstanding loan balances. The Plan was also amended to be in accordance with the Small Business Job Protection Act of 1996.

Effective January 1, 1998, the Plan name was amended from the Southern Peru Copper Corporation 401(k) Savings Plan to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries.

On May 9, 2000, the Board of Directors of the Company approved the termination of the Plan, and the taking of any action, including amending the Plan and giving notice to participants, to implement the termination. Effective November 15, 2000 the Plan was terminated and no further contributions from employees or the Company were accepted after that date.  The Plan received a final letter of determination dated August 21, 2001 from the Internal Revenue Service.  The Company proceeded with the distribution of assets to Plan participants but did not complete the distribution before December 31, 2002.  At December 31, 2002 there were 7 Plan participants who had not completed the paperwork for withdrawal and termination of their participation in the Plan.  It is anticipated that the termination will be completed by year-end 2003.

3.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Valuation

The Plan’s investments are stated at fair value.  Units of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end.  The Southern Peru Common Stock Fund is valued at its year-end closing price (comprised of year-end market price plus uninvested cash position).  Participant loans are valued at cost which approximates fair value.

B29

Basis of Accounting

The financial statements of the Plan are prepared under the accrual method of accounting.  The financial statements have changed its basis of accounting for periods subsequent to December 31, 1999 from a going-concern to a liquidation basis.

Investment Transactions and Investment Income

Transactions are accounted for on a trade-date basis.  Average cost is the basis used in the determination of gains or losses on sales of securities.  Dividend income is recorded at the ex-dividend (stockholder date of record) date.  Capital gain distributions are included in dividend income.  Interest income from participant loans is recorded as earned.

Net appreciation (depreciation) in the fair value of the Plan’s investments, as shown in the Statement of Changes in Net Assets in Liquidation, consists of realized gains (losses) and unrealized appreciation (depreciation) on those investments.

Payment of Benefits

Benefits are recorded when paid.

Plan Expenses

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of investment income and deductions during the reporting period.  Actual results could differ from those estimates.

Risks and Uncertainties

The Plan provides for investment options in various mutual funds.  Investment securities are exposed to various risks, such as interest rate, market and credit.  Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in near term would materially affect participants’ account balances and the amounts reported in the Statement of Net Assets in Liquidation and the participants are advised to read a Vanguard prospectus or the Plan’s summary plan description before investing in any fund.

B30

4.               INVESTMENT FUNDS

Effective January 1, 1998, Vanguard became the investment manager and participant recordkeeper for all investment funds of the Plan.  Vanguard is also the trustee of all of the funds.

Upon enrollment in the Plan, participants directed their elected contributions to be invested in one or more of the following funds in multiples of 5%:

•                  Vanguard Index 500 Fund - A fund invested in all of the stocks included in the Standard & Poor’s 500 Composite Index (the “Index”) in approximately the same proportions as they are represented in the Index.

•                  Vanguard Prime Money Market Fund - A fund invested in a portfolio of high quality money market instruments with maturities of one year or less.

•                  Vanguard Short-Term Treasury Fund – A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years.

•                  Vanguard Wellington Fund – A fund invested in bonds and common stocks.  The bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income.

•                  Vanguard Extended Market Index Fund – A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index.  The Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the Standard & Poor’s 500 Composite Stock Price Index.

•                  Vanguard U.S. Growth Fund – A fund invested primarily in a diversified portfolio of common stocks with above-average growth potential.

•                  Vanguard Windsor II Fund – A fund invested in common stocks to provide capital appreciation and dividend income.

•                  SPCC Common Stock Fund – A fund that invest exclusively in Southern Peru Copper Corporation common stock with a small amount of short-term reserves invested in the Vanguard Money Market Reserves Prime Portfolio to allow for timely responsiveness to Plan transactions.

•                  Vanguard Total Bond Money Market Index Fund – A fund that holds a combination of securities which, taken together, are expected to perform similarly to the Lehman Brothers Aggregate Bond Index.

•                  Vanguard International Growth Fund – The fund invests in stocks of high-quality, seasoned companies based outside the United States.  It includes stocks with records of exceptional growth from more than 15 countries (including Japan, the United Kingdom, the Netherlands, Switzerland and Germany.)

The Plan also maintains the following fund:

•                  Loan Fund – A fund designed to facilitate the recordkeeping and other administrative functions relating to loans made to participants based on their account balances (See Note 1).

B31

Vanguard as recordkeeper maintains individual account records reflecting each participant’s net interest in each fund of the Plan in which such participant invests.  Participant’s net interest in each fund of the Plan is represented by units of participation.  The following schedule shows the number of units of investments that represent 5 percent or more of the Plan’s net assets:

	December 31, 2002		December 31, 2001
	Number of Units	Investment at Fair Value	Number of Units	Investment at Fair Value

SPCC Common Stock Fund	2,520	$36,288	17,433	$158,116

Vanguard 500 Index Fund	496	40,231	2,173	230,088

Vanguard Wellington Fund	2,026	49,768	8,683	236,688

Vanguard Windsor II Fund	2,054	42,713	5,186	132,707

Vanguard U.S. Growth Fund	2,089	25,199	6,054	114,115

Vanguard Total Bond Market Index Fund	434	4,508	6,390	64,790

During 2002, the Plan’s investments (including gain and losses on investments bought and sold, as well as held during the year) depreciated in value by $47,925 as follows:

Common stock	$6,408

U.S. government securities	134

Mutual Funds	(54,467)

$(47,925)

5.               RELATED PARTY TRANSACTIONS

The Plan invests in shares of mutual funds managed by an affiliate of Vanguard.  Vanguard acts as trustee for only those investments as defined by the Plan.  Transactions in such investments qualify as party-in-interest transactions, which are exempt from the prohibited transaction rules.

B32

6.               TAX STATUS

The Plan, as amended through August 13, 1990, received a favorable determination letter from the Internal Revenue Service (“IRS”) that it is a qualified plan and trust under Section 401(a) of the Code and, thus, exempt from federal income taxes under provisions of Section 501(a) of the Code.  The Plan has been amended since receiving the determination letter and, as mentioned in Note 2, the Company received a final letter of determination dated August 21, 2001 from the Internal Revenue Service.  The amendments required by said final letter of determination were adopted effective November 15, 2001.

7.               TERMINATION PRIORITIES

On May 9, 2000, the Board of Directors of Southern Peru Copper Corporation approved the termination of the Plan. In the event of termination or partial termination of the Plan, participants will receive the fair value of their account as of the date of such termination or partial termination.  At December 31, 2002 there were 7 Plan participants who had not completed the paperwork for withdrawal and termination of their participation in the Plan.  It is anticipated that the termination will be completed before year-end 2003.

B33

SUPPLEMENTAL SCHEDULE

Savings Plan of Southern Peru Copper Corporation
and Participating Subsidiaries

Plan EIN: 13-3849074

Schedule of Assets Held at December 31, 2002

Identity of Issue or Borrower	Cost	Market Value

Vanguard 500 Index Fund*	$48,747	$40,231

SPCC Common Stock Fund*	32,918	36,288

Vanguard Prime Money Market Fund*	8,780	8,780

Vanguard Short-Term U.S. Treasury Fund*	5,045	5,312

Vanguard Wellington Fund*	59,180	49,768

Vanguard U.S. Growth Fund*	65,657	25,199

Vanguard Windsor II Fund*	57,615	42,713

Vanguard Total Bond Market Index Fund*	4,395	4,508

Vanguard International Growth Fund*	1,763	1,240

TOTAL INVESTMENTS	$284,100	$214,039

*Parties-in-interest for which a statutory exemption exists.

B34

Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation by reference of our report dated June 20, 2003, included in this Form 11-K of the Savings Plan of Southern Peru Copper Corporation into the Company’s previously filed Form S-8 Registration Statement Nos. 333-02736 and 333-40293.

Keegan, Linscott & Kenon, P.C.

Tucson, Arizona

June 20, 2003

B35