Form 10-Q
period 2003-06-30
SOUTHERN PERU COPPER CORP/
filed 2003-08-14
CIK 1001838

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2003
Second Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3849074 (I.R.S. Employer Identification No.)
2575 East Camelback Rd. Phoenix, AZ (Address of principal executive offices)	85016 (Zip Code)
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

Yes            ☒        No            ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).

Yes            ☒        No            ☐

        As of July 31, 2003, there were outstanding 14,111,187 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

Southern Peru Copper Corporation
and Subsidiaries

INDEX TO FORM 10-Q

		Page No.
Part I.	Financial Information:
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statement of Earnings Three Months and Six Months ended June 30, 2003 and 2002	3
	Condensed Consolidated Balance Sheet June 30, 2003 and December 31, 2002	4
	Condensed Consolidated Statement of Cash Flows Three Months and Six Months ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2 and 3.	Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk	13-20
Item 4.	Controls and procedures	21
Independent Accountants' Report		22
Part II.	Other Information:
Item 1.	Legal procedures	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25
Exhibit 15	—	Independent Accountants' Awareness letter
Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except for per share amounts)
Net sales:
Stockholders and affiliates	$—	$4,952	$—	$7,109
Others	168,387	188,420	343,225	322,457

Total net sales	168,387	193,372	343,225	329,566

Operating costs and expenses:
Cost of sales	102,653	124,652	217,337	214,914
Administrative and other expenses	7,042	7,884	13,725	14,955
Depreciation, amortization and depletion	18,497	16,288	36,369	32,509
Exploration expense	2,280	2,109	3,155	3,408

Total operating costs and expenses	130,472	150,933	270,586	265,786

Operating income	37,915	42,439	72,639	63,780
Interest income	813	666	1,526	1,393
Other income (expense)	518	66	855	(10,151)
Interest expense	(3,243)	(3,245)	(6,212)	(8,256)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	36,003	39,926	68,808	46,766
Taxes on income	14,180	12,701	26,911	14,838
Minority interest of investment shares	177	413	390	523

Earnings before cumulative effect of the change in accounting principle	21,646	26,812	41,507	31,405
Cumulative effect of the change in accounting principle, net of income tax	—	—	1,541	—

Net earnings	$21,646	$26,812	$39,966	$31,405

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$0.27	$0.34	$0.52	$0.39
Cumulative effect of the change in accounting principle, net of income tax	—	—	(0.02)	—

Net earnings—basic and diluted	$0.27	$0.34	$0.50	$0.39

Dividends paid	$0.11	$0.04	$0.21	$0.11

Weighted average common shares outstanding (Basic)	80,010	80,004	80,009	80,004

Weighted average common shares outstanding (Diluted)	80,015	80,009	80,014	80,007

        The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	June 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,585	$147,537
Accounts receivable, net	59,441	60,345
Inventories	88,905	91,880
Other assets	18,037	11,110

Total current assets	396,968	310,872
Net property	1,231,929	1,248,996
Capitalized mine stripping, net	197,740	181,558
Other assets	9,591	10,820

Total Assets	$1,836,228	$1,752,246

LIABILITIES
Current liabilities:
Current portion of long-term debt	$55,000	$—
Accounts payable	39,461	39,377
Accrued liabilities	64,003	61,417

Total current liabilities	158,464	100,794

Long-term debt	294,043	299,043
Deferred income taxes	90,993	88,566
Other liabilities and reserves	15,150	14,792
Asset retirement obligation	5,080	—

Total non-current liabilities	405,266	402,401

MINORITY INTEREST	7,628	7,676

STOCKHOLDERS' EQUITY
Common stock (a)	261,737	261,726
Retained earnings	1,003,133	979,649

Total Stockholders' Equity	1,264,870	1,241,375

Total Liabilities, Minority Interest and Stockholders' Equity	$1,836,228	$1,752,246

(a) Common shares: Authorized	34,099	34,099
Outstanding	14,109	14,108
Class A common shares Authorized and outstanding	65,901	65,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$21,646	$26,812	$39,966	$31,405
Cumulative effect of the change in accounting principle, net of income tax	—	—	1,541	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	18,497	16,288	36,369	32,509
Capitalized mine stripping	(10,338)	(14,879)	(19,242)	(28,350)
Remeasurement (gain) loss	(29)	(3,238)	(2,074)	(2,109)
Provision for deferred income taxes	3,995	486	7,439	1,201
Minority interest of investment shares	177	413	390	523
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	16,953	(29,487)	919	(6,272)
Inventories	(4,231)	12,159	2,975	603
Accounts payable and accrued liabilities	7,409	4,900	2,482	3,723
Other operating assets and liabilities	(6,900)	17,270	(7,474)	17,560

Net cash provided by operating activities	47,179	30,724	63,291	50,793

INVESTING ACTIVITIES
Capital expenditures	(6,815)	(22,840)	(16,004)	(50,353)
Sale (purchase) of marketable securities	—	16,632	—	—
Sales of property	1	75	3	78

Net cash used in investing activities	(6,814)	(6,133)	(16,001)	(50,275)

FINANCING ACTIVITIES
Debt repayment	—	—	—	(122,914)
Proceeds from borrowings	50,000	—	50,000	25,922
Escrow (deposits) withdrawals on long-term loans	183	(55)	183	6,936
Dividends paid to common stockholders	(9,121)	(1,466)	(16,482)	(4,172)
Distributions to minority interest	(72)	(47)	(183)	(142)
Treasury stock transaction	—	—	11	3
Investment shares purchased	(171)	(201)	(317)	(330)

Net cash provided from (used for) financing activities	40,819	(1,769)	33,212	(94,697)

Effect of exchange rate changes on cash	73	2,626	2,546	1,368

Increase (decrease) in cash and cash equivalents	81,257	25,448	83,048	(92,811)
Cash and cash equivalents, at beginning of period	149,328	94,598	147,537	212,857

Cash and cash equivalents, at end of period	$230,585	$120,046	$230,585	$120,046

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,145	$5,187	$8,555	$9,459

Income taxes	$2,915	$1,281	$2,915	$1,290

Supplemental schedule of noncash investing and financing activities:
Accounts receivable from shareholders offset by dividends paid	$—	$1,734	$—	$4,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	In the opinion of Southern Peru Copper Corporation (the "Company", "Southern Peru" or "SPCC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2003 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements for the three and six months ended June 30, 2003 have been subjected to a review by a member firm of PricewaterhouseCoopers, the Company's independent public accountants, whose report dated July 15, 2003, is presented on page 22. The results of operations for the three and six-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 annual report on Form 10-K.
B.	Inventories were as follows: (in millions)
	June 30, 2003	December 31, 2002
Metals at lower of average cost or market:
Finished goods	$1.6	$1.7
Work-in-process	46.0	45.0
Supplies at average cost, net of reserves	41.3	45.2

Total inventories	$88.9	$91.9

C.	At June 30, 2003, the Company has recorded sales of 3.2 million pounds of molybdenum at an average provisional price of $5.37 per pound. These sales are subject to final pricing based on the average monthly Dealer Oxide molybdenum prices in the month of settlement, which will occur in the third quarter of 2003. It is the opinion of management that the final pricing of these sales will not have a material effect on the Company's financial results.
D.
Ore Reserves:
Effective January 1, 2003, the Company recalculated its ore reserve estimates using a 76 cents per pound copper price assumption, the three-year average copper price according to COMEX, and current cost assumptions. Ore reserve calculations for 2002 and recent prior years were calculated based on 90 cents per pound copper price assumption, which represented the Company's long-term outlook for copper price. The Company understands that the Securities and Exchange Commission (SEC) has recently stated that in calculating ore reserves companies should use no more than a three-year average copper price. The Company, therefore, has made this change to comply with the SEC directive.

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land. As a result of the change in ore reserves the amount of capitalized mine stripping on the balance sheet at June 30, 2003 was decreased by $1.3 million; and on the Company's statement of earnings, reported depreciation, amortization and depletion have increased by $0.1 million and $0.2 for the second quarter of 2003 and the first six months of 2003, respectively. Operating income decreased by $0.7 million and $1.5 million for the second quarter of 2003 and the first six months of 2003, respectively.
E.
Taxes on Income:
As a large corporation, the Company is regularly audited by the Federal, state and foreign tax authorities. All of these audits can result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) has completed the fieldwork phase of their audit of the Company for the years 1994 through 1996. In September 2002, the IRS issued a Preliminary Notice of Proposed Adjustment, which among other things challenged the Company's method of valuation of leach dumps. The Company filed a protest with the Appeals office of the IRS in December 2002 and has commenced negotiations with the IRS concerning the resolution of this matter.

In prior years, the Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed. SUNAT has challenged the Company's depreciation method, the deduction of certain interest expense and other expenses related to charges incurred outside of Peru. The Company appealed these assessments. In February 2003, the Peruvian tax court affirmed SUNAT's assessments related to the 1996 and 1997 tax years in which the Company's method for deducting depreciation expense for tax purposes, and the deduction of certain expenses incurred outside Peru were challenged; thereby rejecting the Company's appeals in connection with such assessments. The Peruvian tax court indicated that it will not assess penalties related to the 1997 tax year. However, penalties related to the tax years 1996, 1998 and 1999 may be assessed depending on the outcome of the Company's appeal.

In view of the decision of the Peruvian tax court regarding SUNAT'S assessment for 1996 and 1997, the Company has withdrawn its challenge of similar assessments made by SUNAT for the 1998 and 1999 tax years.

Accordingly, in the first six months of 2003 the Company recorded a charge to worker's participation, (included in cost of sales on the statement of earnings) and income tax expense of $0.5 million and $4.7 million respectively, to recognize the cost of these assessments. The Company continues to appeal the portion of assessments related to the disallowance of interest deductions and the penalties associated with these assessments. Company management believes that it will prevail in this appeal.

It is the opinion of management that the outcome of these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company and its consolidated subsidiaries. However, it is possible that these matters could have a material effect on the Company's quarterly or annual financial position, operating results or cash flows when they are resolved in future periods.

F.
Debt and Available Credit Facilities:
On April 25, 2003, the Company sold, to investors in Peru, $25 million of bonds with maturities ranging from January 2005 to April 2010. These bonds have an interest rate of LIBOR plus 2.375 percent and are the fifth issuance under a $750 million bond program. Continuing with this program, on May 15, 2003, the Company sold an additional $25 million of bonds with maturities ranging from February 2005 to May 2010. These bonds have an interest rate of LIBOR plus 2.3125 percent and are the sixth issuance under the bond program. Total issuances under this program now total $199 million.
G.
Related Party Transaction:
As of June 30, 2003, the Company had an overdue receivable of $5.0 million from Americas Sales Corp. (ASC), for sales of copper products made in 2002 at market prices and with customary terms. ASC is a subsidiary of Grupo Mexico, the majority (54.2%) indirect stockholder of the Company. Grupo Mexico has guaranteed payment of this receivable and the unpaid balance accrues interest.
H.
Commitments and Contingencies:
In 1997, the Company sold its existing power plant to an independent power company, Enersur S.A., for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years commencing in 1997.

In March 2003, the Company agreed to amend the power purchase agreement, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement. A new contract, documenting this agreement, was executed in June 2003. The new agreement frees Enersur S.A. from the obligation to construct additional capacity upon notice to meet the Company's increased electricity requirements from the planned expansion and modernization. SPCC can satisfy the need for increased electricity requirements from other sources, including local power providers.

Environmental:
The Company's activities are subject to Peruvian laws and regulations. As part of these regulations, SPCC submitted in 1996 the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA) to the Peruvian Government. The PAMA applied to all current operations that did not have an approved environmental impact study at the time. SPCC's PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to bring the existing operations to the environmental standards established by the government. By the end of 2002, thirty-one of such projects were already completed. Additionally, in November of 2002 the government approved final completion of all PAMA commitments related to the Company's operations in Cuajone and Toquepala. The three pending PAMA projects all belong to the Ilo smelter operations.

The Company's biggest outstanding capital investment project is the Ilo smelter expansion and modernization. This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.

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

In March 2003, in a separate regular biannual environmental review process of SPCC's mining activities, MEM issued a notice to the Company demanding compliance with the commitments established in the PAMA within the next 90 days. MEM's notice orders the Company to commence the modernization project and to satisfy the investment requirements of the PAMA of $77.4 million within such 90-day period. According to applicable law, the Company has been subject to a first fine of approximately $20,000. Subsequent fines (subject to 90-day periods) would be based on the shortfall of actual expenditures against expenditures committed under the PAMA, as modified. The Company does not believe the amount of fines paid will be material to its financial position, results of operations or cash flows in future periods. The Company is confident that it will be able to resolve these issues with MEM and has given MEM assurances that it intends to comply fully with its commitments under PAMA.

In June 2003 the Company hired an independent consulting firm to review and evaluate the six proposals received for the smelter modernization. The firm has already presented their report and SPCC has awarded the contract for the project to Flour-Xstrata.

The selected proposal meets with SPCC's requirements, which are the use of proven technology (the ISASMELT from Australia), that will not only provide good economic returns but also comply with the current environmental regulations. It is estimated that the construction of the project will take no more than 36 months and it will be completed before January 2007, the original deadline established in the PAMA.

The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the completion of the basic engineering by Flour-Xstrata. The approximate value of this project is estimated to be $306 million.

The Company has on hand sufficient funds to commence the project but significant additional funds will be necessary for its completion. The Company has an approved Peruvian bond program of $750 million, of which $199 million have been issued. There can be no assurance that the entire Ilo smelter project can be financed with Peruvian resources. The Company plans to finance the portion of the cost that is not financed in Peru with funds from operations or by placing additional financing in the international market.

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

In August 2002, the Company was notified that approximately 3,000 additional former employees had filed a lawsuit before a labor court in Lima, for unspecified amounts, seeking the delivery of a substantial number of investment shares. The labor court dismissed the complaint due to procedural defects. On appeal by the plaintiffs, the Superior Court of Lima allowed the claims to proceed and remanded the case to the lower court for further proceedings. In April 2003 the lower court dismissed the case due to procedural defects.

On December 28, 2000, a lawsuit styled Flores vs. Southern Peru Copper Corporation was filed against the Company in federal court in New York City. The Flores lawsuit sought unspecified compensatory and punitive damages for alleged personal injuries to eight persons resident in Peru arising from alleged releases into the environment from the Company's operations in Peru. The lawsuit invoked the jurisdiction of the court under the federal Alien Tort Claims Act, claiming violations of customary international law. The Flores lawsuit is similar to a suit filed in 1995 in Texas, for unspecified amounts, which was dismissed in 1996 by a U. S. district judge. That ruling was affirmed unanimously by a three-judge federal appeals court. The court made it clear that the claims of Peruvian residents should be tried in the courts of Peru, not in the United States. On July 16, 2002, the United States District Court for the Southern District of New York dismissed the complaint in the Flores lawsuit. In its decision, the district court ruled that it lacked jurisdiction under the Alien Tort Claims Act because the Peruvian plaintiffs had failed to allege a cognizable claim that international law had been violated. In the alternative, the district court stated that, even if it had jurisdiction, it nonetheless would dismiss the Flores lawsuit on the basis of the doctrine of forum non convenient, because the dispute should be litigated in the courts of Peru, not in the United States. On August 28, 2002, the Flores plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Second Judicial Circuit. The appeal is still pending.

It is the opinion of management that the outcome of the aforementioned legal proceedings, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position of the Company and its consolidated subsidiaries. However, it is possible that litigation matters could have a material effect on the Company's quarterly or annual operating results, when they are resolved in future periods.
H.
Impact of New Accounting Standards:
Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which established standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets. The Company has determined that a retirement obligation exists for a portion of its long-lived assets. These assets include a dam on the Torata River, close to the Company's Cuajone mine and the SX/EW facility. The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company's consolidated statement of earnings. In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers' participation benefits of $0.9 million. The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.2 million for the six months of 2003. If the Company adopted FAS 143 in 2002 an asset retirement obligation of $4.5 million and $4.8 million would have been recorded as of January 1, 2002 and June 30, 2002, respectively. The asset retirement obligations were established by the Company's environmental impact studies for these projects. The Company's retirement obligation for the dam is based on a weighing of two options available to the Company at the end of the dams useful life to the Company. These options are to turn the dam over to the local municipality and provide maintenance for a number of years or to demolish the dam and restore the river to its natural course. The Company's retirement obligation for the SX/EW facility requires a dismantling of the plant and reclamation of the property. The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.

In addition, the Company expects that MEM will issue new regulations during 2003 that will set forth legal guidelines for the mining sectors remediation obligations. Such regulations may have a material effect on SPCC's asset retirement obligations. However, the Company has no basis for determining the possible effects of these pending regulations.

Effective January 1, 2003, the Company implemented FAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections", under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet criteria outlined in Accounting Principles Bulletin No. 30. Under FAS No. 145 the Company reclassified the first quarter 2002 extraordinary loss on the early extinguishment of debt to earnings from continuing operations in the Company's comparative statements.

Effective January 1, 2003, the Company adopted FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The adoption of FAS No. 146 did not have a material effect on them Company's financial statements.

Effective January 1, 2003, the Company adopted FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". FAS No. 148 does not alter the provisions of FAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under FAS No. 123. The Company uses the disclosure only provisions of FAS No. 123. The adoption of FAS No. 148 did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 149 on July 1, 2003, which did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003, which did not have a material effect on the Company's financial statements. The Company had no financial instruments during the period June 1 through June 30, 2003, which would have required adoption of this SFAS prior to July 1, 2003.
I.
On March 31, 2003, Southern Peru Holdings Corporation the 54.2% direct stockholder of the Company and a subsidiary of ASARCO Incorporated (ASARCO) sold all its stock in the Company to Americas Mining Corporation (AMC), the parent of ASARCO. Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions. As a part of a financing agreement taken in support of the stock purchase, AMC has agreed to financial covenants requiring SPCC to maintain a minimum stockholder's equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions. In addition, the agreement requires SPCC to maintain specific debt to equity ratios and interest rate coverage ratios. While SPCC is not a party to this agreement, covenants imposed by a majority shareholder could restrict SPCC's financial flexibility.

Part I

Item 2 and 3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company reported net earnings of $21.6 million, or diluted earnings per share of 27 cents, for the second quarter of 2003 compared with $26.8 million, or diluted earnings per share of 34 cents, for the second quarter of 2002. For the first half of 2003, net earnings were $40.0 million, or diluted earnings per share of 50 cents after the cumulative effect of a change in accounting principle, which reduced earnings per share by 2 cents, compared to $31.4 million, or diluted earnings per share of 39 cents for the first half of 2002. Sales of products were $168.4 million in the second quarter of 2003 compared with $193.4 million in the second quarter of 2002. Sales of products for the first half of 2003 totaled $343.2 million compared with $329.6 million for the same period of the previous year. Southern Peru's 2003 second quarter production was significantly higher than the second quarter of 2002. This, however, is not directly reflected in the earnings comparison of the two periods. Sales of copper products were 38.4 million pounds lower in the 2003 quarter, accounting for much of the $25 million decrease in net sales. The Company's operating costs were $20.5 million lower in the 2003 period as a result of volume reductions and the decrease in sales of third-party concentrates. Additionally, the 2002 second quarter includes sales of approximately 22.7 million pounds of copper, held over from the prior quarter because of shipping delays.

        For the first six months of 2003, earnings were $8.6 million higher than in the comparable 2002 period. While metal prices for copper and silver were slightly higher in the 2003 period, the price of molybdenum was 30 percent higher in 2003, sales volumes, however, were lower in the 2003 period, reducing some of the price gain. In addition, the 2002 six month period was reduced by an after tax charge of $8.5 million related to the early payment of debt and the 2003 six month results were reduced by the adoption of Financial Accounting Standard No. 143 (SFAS No. 143) and the Company's acceptance of elements of a Peruvian tax assessment. The adoption of SFAS No.143 and the acceptance of the Peruvian tax assessment resulted in reductions to the six months 2003 net earnings of $1.7 million and $5.2 million, respectively.

        The average price for copper on the London Metal Exchange (LME) in the second quarter of 2003 was 74 cents per pound compared with 73 cents per pound in the year earlier period. The average price for copper on the New York Commodity Exchange (COMEX) in the second quarter of 2003 was 75 cents per pound, compared with 74 cents per pound in the second quarter of 2002. The average price for molybdenum, one of the Company's principal by-products, was higher in the second quarter of 2003 at $5.21 per pound, compared with $4.35 for the same period of 2002. The price of silver, another principal by-product was lower at $4.59 per ounce on the COMEX in the second quarter of 2003, compared with $4.73 per ounce in the second quarter a year ago.

        Mine copper production increased 17% to 204.0 million pounds in the second quarter of 2003 compared with the second quarter of last year. This increase of 30.3 million pounds included 17.1 million pounds from the Toquepala mine, 16.0 million pounds from the Cuajone mine and an decrease of 2.8 million pounds in solvent extraction/electrowinning (SX/EW) production. The Toquepala mine increase in production was due to the higher concentrator capacity. The Toquepala mill processed 30% more ore in the 2003 period. The Cuajone mine increase in production was due to higher ore grades and improved copper recovery at concentrator in the 2003 period. The main reason for the 2.8 million pounds decrease in SX/EW production was lower PLS grade.

        Tailings studies are under development to place the thickened tailings up-stream from Quebrada Honda in an area called "Pampa Purgatorio", these studies are expected to be finished in September 2003; after which SPCC will choose the best alternative for the placement of tailings.

        In June 2003 the Company hired an independent consulting firm to review and evaluate the six proposals received for the smelter modernization. The firm has already presented their report and SPCC has awarded the contract for the project to Flour-Xstrata.

        The selected proposal meets with SPCC's requirements, which are the use of proven technology (the ISASMELT from Australia), that will not only provide good economic returns but also comply with the current environmental regulations. It is estimated that the construction of the project will take no more than 36 months and it will be completed before January 2007, the original deadline established in the PAMA.

        The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the completion of the basic engineering by Flour-Xstrata. The approximate value of this project is estimated to be $306 million.

        On June 27, 2003, the Company awarded a contract to Bechtel International for the design and construction of an improved leaching system at Toquepala open pit mine. The new system will replace the use of trucks to haul material, thus, compensating for a forecast decline in mineral grades by lowering costs. The project has an estimated cost of $70 million and is expected to take 24 months to complete.

        Inflation and Devaluation of Peruvian Nuevo Sol:    The functional currency of the Company is the U.S. dollar. A portion of the Company's operating costs is denominated in Peruvian new soles. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian new sol, the financial position, results of operations and cash flows of the Company could be adversely affected. The value of the net assets of the Company denominated in new soles can be affected by devaluation of the new sol.

        For the six months ended June 30, 2003, the inflation and devaluation rates were 1.26% and (1.22)% respectively, and for the six months periods ended June 30, 2002 the inflation and devaluation rates were 0.62% and 1.89%, respectively.

        Net Sales:    Net sales in the second quarter of 2003 decreased $25.0 million to $168.4 million from the comparable period in 2002. Net sales for the first six months of 2003 totaled $343.2 million, compared with $329.6 million for the same period of 2002. The decrease in net sales in the three-month period ended June 30, 2003 was principally due to lower copper sales volume. The 2003 second quarter sales volume was lower by 38.4 million pounds, when compared to the second quarter of 2002. The 2002 second quarter included sales of 22.7 million pounds of copper held over from the prior quarter because of shipping delays. In the first half of 2003 the increase in sales is due to higher molybdenum and copper prices reduced somewhat by lower sales volume.

        At June 30, 2003, the Company has recorded sales of 3.2 million pounds of molybdenum, at an average provisional price of $5.37 per pound. These sales are subject to final pricing based on the average monthly Dealer Oxide molybdenum prices in the month of settlement, which will occur in the third quarter of 2003.

        Prices:    Sales prices for the Company's metals are established principally by reference to prices quoted on the LME, the COMEX or Published in Platt's Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2003	2002	2003	2002
Price/Volume Data:
Average Metal Prices
Copper (per pound-LME)	$0.74	$0.73	$0.75	$0.72
Copper (per pound-COMEX)	$0.75	$0.74	$0.75	$0.73
Molybdenum (per pound)	$5.21	$4.35	$4.63	$3.55
Silver (per ounce-COMEX)	$4.59	$4.73	$4.63	$4.60
Sales Volume (in thousands):
Copper (pounds)	184,300	222,700	383,000	393,300
Molybdenum (pounds) (1)	4,672	5,085	9,120	9,658
Silver (ounces)	869	991	1,848	1,879

(1)
The Company's molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

        Metal Price Sensitivity:    There is market risk arising from the volatility of copper prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, giving no effects to hedging programs or changes in past production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2003. Estimates are based on 80.0 million shares outstanding.

	Copper	Silver	Molybdenum
Change in Metal Prices	$0.01/lb.	$1.00/oz.	$1.00/lb.
Annual Change in Earnings per share	$0.06	$0.03	$0.14

        Operating Costs and Expenses:    Operating costs and expenses were $130.5 million in the second quarter of 2003 compared with $150.9 million in the second quarter of 2002. In the six months ended June 30, operating costs and expenses were $270.6 million in 2003, compared with $265.8 million in the comparable 2002 period.

        Cost of sales for the three months ended June 30, 2003 was $102.7 million compared with $124.7 million in the comparable 2002 period. In the six months ended June 30, 2003 cost of sales was $217.3 million, compared with $214.9 million in the comparable 2002 period. The decrease in the second quarter was the result of lower copper sales volume and substitution of third-party copper concentrates with SPCC production, due to the Toquepala concentrator capacity increase, completed in the second half of 2002. The increase of $2.4 million in the six months ended June 30, 2003, compared with the same period of prior year is mainly due to a $3.3 million increase in the cost of energy.

        Administrative and other expenses were $7.0 million in the three months ended June 30, 2003 and $7.9 million in the comparable 2002 period. In the six months ended June 30, 2003, administrative and other expenses were $13.7 million compared with $15.0 million in the six months ended June 30, 2002. The decrease in administrative and other expense in the second quarter of 2003 as compared to the 2002 second quarter was principally due to a reduction of $0.8 million in labor costs. The six month decrease is also attributable to lower labor costs. A reduction in force program in 2002 generated these savings.

        Depreciation, amortization and depletion expense for the three months ended June 30, 2003 was $18.5 million compared with $16.3 million in the comparable 2002 period. In the six months ended June 30, 2003 depreciation, amortization and depletion expense was $36.4 million, compared with $32.5 million in the comparable 2002 period. The increase in 2003 is principally due to new capitalization of fixed assets.

        Non-Operating Items:    Interest income was $0.8 million in the second quarter of 2003, compared with $0.7 million in the comparable 2002 period. In the six months ended June 30, 2003 interest income was $1.5 million compared with $1.4 million for the same period of 2002. The increase reflects higher amounts of excess cash invested in 2003.

        Interest expense was $3.2 million in the second quarter of 2003 and 2002. In the six months ended June 30, 2003, interest expense was $6.2 million compared with $8.3 million in the first six months of 2002. The decrease is due to lower interest rates in the 2003 period. In addition, the 2002 period includes a $1.0 million write-off of a deferred loan commission related to a loan prepaid in 2002.

        Other income (expense) was $0.5 million in the second quarter of 2003, compared with $0.1 million in the second quarter of 2002. For the six month period ended June 30, 2003 other income (expense) was $0.9 million compared with $(10.2) million in the 2002 six month period. Included in the 2002 period is a charge of $11.4 million for a penalty paid by the Company on the prepayment of the $150 million Secured Export Note.

        Taxes on Income:    Taxes on income for the six months ended June 30, 2003 were $26.9 million, compared with $14.8 million for the same period of 2002. The increase was principally due to higher earnings in 2003 and a charge of $4.7 million for a Peruvian income tax assessment in the first six months of 2003.

Cash Flows:

        Second Quarter:    Net cash provided by operating activities was $47.2 million in the second quarter of 2003, compared with $30.7 million in the comparable 2002 period. The principal reasons for the increase in cash flow, include higher cash generated by operating assets and liabilities of $8.4 million and a reduction of $4.6 million in capitalized stripping.

        Net cash used in investing activities was $6.8 million in the second quarter of 2003 for capital expenditures. In the second quarter of 2002 cash used for investing activities was $6.3 million, including capital expenditures of $22.8 million and a source of cash of $16.6 million from the sale of marketable securities. The Company anticipates that capital expenditures will be higher in the second half of 2003 as major projects move forward.

        Net cash provided from financing activities in the second quarter of 2003 was $40.8 million, compared with a use of $1.8 million for the second quarter of 2002. The second quarter of 2003 includes a dividend distribution of $9.1 million, while the second quarter of 2002 includes a dividend distribution of $1.5 million. In the second quarter of 2003 the Company sold $50.0 million of its Peruvian bonds.

        Six Months:    Net cash provided by operating activities was $63.3 million in the first six months of 2003, an increase of $12.5 million over the comparable 2002 period. The increase was caused by higher earnings before the accounting change of $10.1 million and increases in non-cash charges to earnings of $3.9 million related to depreciation and $6.2 million for deferred taxes. In addition, the amount of mine cost capitalized in the 2003 period decreased by $9.1 million, as waste stripping declined from the prior year period. These positive increases in cash flow were reduced by the decline in the contribution from operating assets and liabilities in the 2003 six month period.

        Cash used in investing activities was $16.0 million in the six-month period ended June 30, 2003, attributable to capital expenditures. In the six months period ended June 30, 2002, cash used in investing activities was $50.3 million due to capital expenditures.

        Cash provided by financing activities for the six months ended June 30, 2003 was $33.2 million, compared to a use of $94.7 million in the comparable 2002 period. The six months ended June 30, 2003, includes proceeds of $50.0 million from bonds issued, and a dividend distribution of $16.5 million. The six months ended June 30, 2002, includes proceeds of $25.9 million from bond issues and a repayment of $122.9 million of debt. In addition, the six month 2002 period includes dividends distributions of $4.2 million and return of escrow deposits of $6.9 million.

Liquidity and Capital Resources:

        On April 25, 2003, the Company sold, to investors in Peru, $25 million of bonds with maturities ranging from January 2005 to April 2010. These bonds have an interest rate of LIBOR plus 2.375 percent and are the fifth issuance under a $750 million bond program. Continuing with this program on May 15, 2003 the Company sold an additional $25 million of bonds with maturities ranging from February 2005 to May 2010. These bonds have an interest rate of Libor plus 2.3125 percent and are the sixth issuance under the bond program. Total issuances under this program now total $199 million.

        On June 16, 2003, the Company paid a quarterly dividend of 11.4 cents per share. On July 24, 2003, a dividend of 13.53 cents per share was declared, payable August 25, 2003.

        Certain financing agreements contain covenants that limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders up to 50% of the net income of the Company, on an annual basis.

        On March 31, 2003, Southern Peru Holdings Corporation the 54.2% direct stockholder of the Company and a subsidiary of ASARCO Incorporated (ASARCO) sold all its stock in Southern Peru to Americas Mining Corporation (AMC), the parent of ASARCO. Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions. As part of a financing agreement taken in support of the stock purchase, AMC has agreed to financial covenants requiring SPCC to maintain a minimum stockholders' equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions. In addition, the agreement requires SPCC to maintain specific debt to equity ratios and interest rate coverage ratios. While SPCC is not a party to this agreement, covenants imposed by a majority shareholder could restrict SPCC's financial flexibility.

        The Company's biggest outstanding capital investment project is the Ilo smelter expansion and modernization. This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements. In June 2003 the Company hired an independent consulting firm to review and evaluate proposals received for the smelter modernization. The firm has presented their report and SPCC has awarded the contract for the project to Flour-Xstrata. It is estimated that the construction of the project will take no more than 36 months and it will be completed before January 2007, the original deadline established in the PAMA. The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the completion of the basic engineering by Flour-Xstrata. The approximate value of this project is estimated to be $306 million.

        The Company has on hand sufficient funds to commence this project but significant additional funds will be necessary for its completion. The Company expects to meet its capital expenditure and liquidity requirements with these funds as well as internally generated funds and additional external financing. The Company has an approved Peruvian bond program of $750 million, of which

$199 million have been issued. There can be no assurance that the Company's capital expenditure and liquidity requirements can be financed with Peruvian resources. The Company plans to finance the portion of its liquidity needs that are not financed in Peru with cash on hand, funds from operation or by placing additional financing in the international market.

        At June 30, 2003 the Company's debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 21.5% as compared with 19.3% at December 31, 2002. At June 30, 2003, the Company's cash and marketable securities amounted to $230.6 million compared to $147.5 million at December 31, 2002.

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

        The Company periodically reevaluates estimates of its ore reserves, which represent the Company's estimate of the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit. Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs. Effective January 1, 2003, the Company recalculated its ore reserve estimates using a 76 cents per pound copper price assumption, the three-year average copper price according to COMEX, and current cost assumptions. Ore reserve calculations for 2002 and recent prior years were calculated based on 90 cents per pound copper price assumption, which represents the Company's long-term outlook for copper price. The Company understands that the Securities and Exchange Commission (SEC) has recently stated that in calculating ore reserves companies should use no more than a three-year average copper price. The Company, therefore, has made this change to comply with the SEC directive. Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land. As a result of the change in ore reserves the amount of capitalized mine stripping on the balance sheet at June 30, 2003 was decreased by $1.3 million; and on the Company's statement of earnings for the six months of 2003, reported depreciation, amortization and depletion have increased by $0.2 million and operating income decreased by $1.4 million.

        As of January 1, 2003, the Company adopted FAS No. 143 "Accounting for Asset Retirement Obligations", which established standards for accounting for a legal obligation associated with the retirement of long-lived assets. The Company charged income $1.5 million for the cumulative effect, as of January 1, 2003, of adopting this principle. In addition, this change further reduced first six months net income by $0.2 million.

        The estimated costs of asset retirement obligations are based on periodic evaluations by Company management and engineers. In addition, Company's financial personnel estimate the appropriate risk-free credit adjusted interest rate and annual inflation rate to use in calculating the asset retirement obligation. The Company uses its recent borrowing experience in determining the appropriate risk-free interest rate to use. Annual inflation rates used in the computations are based on the current four-year average consumer price and producer price indices of the U.S. Changes in such estimates could significantly effect the Company's operating costs and net income.

Impact of New Accounting Standards:

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which established standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets. The Company has determined that a retirement obligation exists for a portion of its long-lived assets. These assets include a dam on the Torata River, close to the Company's Cuajone mine and the SX/EW facility. The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company's consolidated statement of earnings. In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers' participation benefits of $0.9 million. The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.2 million for the six months of 2003. If the Company adopted FAS 143 in 2002 an asset retirement obligation of $4.5 million and $4.8 million would have been recorded as of January 1, 2002 and June 30, 2002, respectively. The asset retirement obligations were established by the Company's environmental impact studies for these projects. The Company's retirement obligation for the dam is based on a weighing of two options available to the Company at the end of the dams useful life to the Company. These options are to turn the dam over to the local municipality and provide maintenance for a number of years or to demolish the dam and restore the river to its natural course. The Company's retirement obligation for the SX/EW facility requires a dismantling of the plant and reclamation of the property. The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.

        In addition, the Company expects that MEM will issue new regulations during 2003 that will set forth legal guidelines for the mining sectors remediation obligations. Such regulations may have a material effect on SPCC's asset retirement obligations. However, the Company has no basis for determining the possible effects of these pending regulations.

        Effective January 1, 2003, the Company implemented FAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections", under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet criteria outlined in Accounting Principles Bulletin No. 30. Under FAS No. 145 the Company reclassified the first quarter 2002 extraordinary loss on the early extinguishment of debt to earnings from continuing operations in the Company's comparative statements.

        Effective January 1, 2003, the Company adopted FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The adoption of FAS No. 146 did not have a material effect on them Company's financial statements.

        Effective January 1, 2003, the Company adopted FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". FAS No. 148 does not alter the provisions of FAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under FAS No. 123. The Company uses the disclosure only provisions of FAS No. 123. The adoption of FAS No. 148 did not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 149 on July 1, 2003, which did not have a material effect on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003, which did not have a material effect on the Company's financial statements. The Company had no financial instruments during the period June 1 through June 30, 2003, which would have required adoption of this SFAS prior to July 1, 2003.

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

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        There was no change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

INDEPENDENT ACCOUNTANTS' REPORT

To Southern Peru Copper Corporation:

        We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of June 30, 2003 and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

        The accompanying condensed consolidated financial information as of June 30, 2002 and for the three-month and six-month periods then ended, was not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on it.

PRICEWATERHOUSECOOPERS

Mexico, D.F.,
July 15, 2003

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

        The information provided in Note H to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 4—Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders of the Company held on May 30, 2003, the holders of the Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 13 directors, and both classes, voting together, to ratify the selection of PricewaterhouseCoopers LLP, as independent accountants for 2003.

        Votes cast in the election of directors by holders of Common Stock were as follows:

	Number of Shares
Names
	For	Withheld
Pedro-Pablo Kuczynski	6,864,286	—
Gilberto Perezalonso Cifuentes	3,226,404	7,640,882

        In the election of the directors by holders of Class A Common Stock, each of the following directors received 65,900,833 votes and no votes were withheld.

Germán Larrea Mota-Velasco	Genaro Larrea Mota-Velasco
Oscar González Rocha	Armando Ortega Gómez
Emilio Carrillo Gamboa	Ramiro G. Perú
Jaime Claro	Juan Rebolledo Gout
Héctor García de Quevedo Topete	Daniel Tellechea Salido
Xavier García de Quevedo Topete	J. Steven Whisler
Harold S. Handelsman

        Stockholders ratified the selection of the independent accountants as follows:

	For	Against	Abstain
Common Stock	10,749,354	46,287	71,645
Class A Common Stock	329,504,165	—	—
Total	340,371,451	46,287	71,645

        Under the by-laws, a Common Stockholder seeking to nominate a director for election by Common Stockholders must give written notice to the Secretary of the Company at least 90 days in advance of the anniversary date of the immediately preceding annual meeting, or within 10 days of the giving of notice of a special meeting. The notice must provide specific biographical data with respect to each nominee, including such information as is required to be included in the Company's proxy statement, and a representation by the Common Stockholder that he or she is a holder of record entitled to vote at the meeting and that he or she intends to appear in person or by proxy to make the nomination. Nominations for the Company's 2004 annual meeting of stockholders must be received by March 2, 2004.

        Proposals of stockholders intended to be presented at the Company's 2004 annual meeting of stockholders must be received by the Company at its principal executive office in the United States (2575 E. Camelback Rd. Suite 500, Phoenix, AZ 85016, USA) by January 16, 2004 in order to be considered for inclusion in the Company's 2004 proxy statement and form of proxy.

Item 6.    Exhibits and Reports on Form 8-K

        On May 22, 2003, the Company filed a Form 8-K reporting that on April 28, 2003 and on May 16, 2003 the Company issued press releases regarding debt offerings by the Company.

        On May 22, 2003, the Company filed a Form 8-K reporting a director's resignation from the Board of Directors of the Company and that he had chosen not to stand for re-election.

        On June 10, 2003, the Company filed a Form 8-K reporting that on May 30, 2003 the Company issued a press release regarding the election of 15 directors and the ratification of PricewaterhouseCoppers LLP, as independent accountants.

        On July 25, 2003, the Company filed a Form 8-K reporting (i) that on July 21, 2003, the Company issued a press release regarding the selection of a technology and engineering firm to start the capital investment project at its Ilo smelter, and (ii) that on July 23, 2003, the Company issued a press release announcing financial results for the quarter ended June 30, 2003.

Exhibit No.	Description of Exhibit
Exhibit 15	Independent Accountants' Awareness Letter
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

Part II—OTHER INFORMATION

SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION (Registrant)
Date: August 14, 2003	/s/ OSCAR GONZÁLEZ ROCHA Oscar González Rocha President and General Director

Date: August 14, 2003	/s/ DANIEL TELLECHEA SALIDO Daniel Tellechea Salido Vice President of Finance and Chief Financial Officer

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
Part I
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
INDEPENDENT ACCOUNTANTS' REPORT
Part II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Part II—OTHER INFORMATION
SIGNATURES