Form 10-Q
period 2003-09-30
SOUTHERN PERU COPPER CORP/
filed 2003-11-12
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2003
Third Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 977-6500

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

Yes ☒ No ☐

As of October 31, 2003, there were outstanding 14,118,187 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

Southern Peru Copper Corporation
and Subsidiaries

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except for per share amounts)

Net sales:
Stockholders and affiliates	$—	$(36)	$—	$7,073
Others	209,486	169,906	552,712	492,363
Total net sales	209,486	169,870	552,712	499,436

Operating costs and expenses:
Cost of sales	119,522	117,639	336,859	332,553
Administrative and other expenses	6,565	6,552	20,290	21,507
Depreciation, amortization and depletion	18,315	16,823	54,684	49,332
Exploration expense	5,914	2,971	9,070	6,379
Total operating costs and expenses	150,316	143,985	420,903	409,771

Operating income	59,170	25,885	131,809	89,665

Interest income	846	652	2,372	2,045
Other income (expense)	(315)	174	541	(9,977)
Interest expense	(3,441)	(2,926)	(9,654)	(11,183)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	56,260	23,785	125,068	70,550
Taxes on income	19,815	9,225	46,726	24,063
Minority interest of investment shares	354	180	744	702

Earnings before cumulative effect of the change in accounting principle	36,091	14,380	77,598	45,785

Cumulative effect of the change in accounting principle, net of income tax	—	—	1,541	—

Net earnings	$36,091	$14,380	$76,057	$45,785

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$0.45	$0.18	$0.97	$0.57
Cumulative effect of the change in accounting principle, net of income tax	—	—	(0.02)	—
Net earnings - basic and diluted	$0.45	$0.18	$0.95	$0.57
Dividends paid	$0.14	$0.16	$0.36	$0.27
Weighted average common shares outstanding (Basic)	80,013	80,005	80,013	80,005
Weighted average common shares outstanding (Diluted)	80,029	80,009	80,020	80,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	September 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$254,949	$147,537
Accounts receivable, net	67,406	60,345
Inventories	88,604	91,880
Other current assets	12,573	11,110
Total current assets	423,532	310,872

Net property	1,231,689	1,248,996
Capitalized mine stripping, net	205,976	181,558
Other assets	12,989	10,820
Total assets	$1,874,186	$1,752,246

LIABILITIES
Current liabilities:
Current portion of long-term debt	$55,000	$—
Accounts payable	46,368	39,377
Accrued liabilities	66,903	61,417
Total current liabilities	168,271	100,794

Long-term debt	294,043	299,043
Deferred income taxes	93,449	88,566
Other liabilities and reserves	15,353	14,792
Asset retirement obligation	5,174	—
Total non-current liabilities	408,019	402,401

MINORITY INTEREST	7,727	7,676

STOCKHOLDERS’ EQUITY
Common stock (a)	261,771	261,726
Retained earnings	1,028,398	979,649
Total Stockholders’ Equity	1,290,169	1,241,375

Total Liabilities, Minority Interest and Stockholders’ Equity	$1,874,186	$1,752,246

(a) Common shares: Authorized	34,099	34,099
Outstanding	14,117	14,108
Class A common shares authorized and outstanding	65,901	65,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$36,091	$14,380	$76,057	$45,785
Cumulative effect of the change in accounting principle, net of income tax	—	—	1,541	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	18,315	16,823	54,684	49,332
Capitalized mine stripping	(9,981)	(12,170)	(29,223)	(40,520)
Remeasurement gain	(191)	(1,323)	(2,265)	(3,432)
Provision for deferred income taxes	2,456	3,238	9,895	4,439
Minority interest of investment shares	354	179	744	702

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(7,969)	13,298	(7,050)	7,026
Inventories	301	6,406	3,276	7,009
Accounts payable and accrued liabilities	9,969	(2,736)	12,451	987
Other operating assets and liabilities	4,359	1,066	(3,115)	18,626
Net cash provided by operating activities	53,704	39,161	116,995	89,954

INVESTING ACTIVITIES
Capital expenditures	(18,362)	(14,868)	(34,366)	(65,221)
Sales of property	52	71	55	149
Net cash used in investing activities	(18,310)	(14,797)	(34,311)	(65,072)

FINANCING ACTIVITIES
Debt repayment	—	—	—	(122,914)
Proceeds from borrowings	—	—	50,000	25,922
Escrow withdrawals on long-term loans	—	—	183	6,936
Dividends paid to common stockholders	(10,826)	(10,201)	(27,308)	(14,373)
Distributions to minority interest	(84)	(104)	(267)	(246)
Treasury stock transactions	34	—	45	3
Investment shares purchased	(223)	(8,299)	(540)	(8,629)
Net cash provided from (used for) financing activities	(11,099)	(18,604)	22,113	(113,301)

Effect of exchange rate changes on cash	69	202	2,615	1,570

Increase (decrease) in cash and cash equivalents	24,364	5,962	107,412	(86,849)
Cash and cash equivalents, at beginning of period	230,585	120,046	147,537	212,857

Cash and cash equivalents, at end of period	$254,949	$126,008	$254,949	$126,008

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,632	$3,552	$12,187	$12,984
Income taxes	$5,812	$—	$8,727	$31
Supplemental schedule of noncash investing and financing activities:
Accounts receivable from affiliate offset by accounts payable to affiliate	$—	$—	$—	$6,160
Accounts receivable from shareholders offset by dividends paid	$—	$2,280	$—	$7,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2003 and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements for the three and nine months ended September 30, 2003 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public accountants, whose report dated October 16, 2003, is presented on page 21.  The results of operations for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 annual report on Form 10-K.

B.             Inventories were as follows:

(in millions)

	September 30, 2003	December 31, 2002
Metals at lower of average cost or market:
Finished goods	$1.8	$1.7
Work-in-process	44.1	45.0
Supplies at average cost, net of reserves	42.7	45.2
Total inventories	$88.6	$91.9

C.             At September 30, 2003, the Company has recorded sales of 5.7 million pounds of copper at an average provisional price of $0.80 per pound.  Also the Company has recorded sales of 3.5 million pounds of molybdenum at an average price of $6.10 per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the fourth quarter of 2003.  It is the opinion of management that the final pricing of these sales will not have a material effect on the Company’s financial results.

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

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land.  As a result of the change in ore reserves the amount of capitalized mine stripping on the balance sheet at September 30, 2003 was decreased by $2.0 million; and on the Company’s statement of earnings, reported depreciation, amortization and depletion have increased by $0.1 million and $0.3 million for the third quarter of 2003 and the first nine months of 2003, respectively. Operating income decreased by $0.8 million and $2.3 million for the third quarter of 2003 and the first nine months of 2003, respectively.

E.              Taxes on Income:

As a large corporation, the Company is regularly audited by the Federal, state and foreign tax authorities.  All of these audits can result in proposed assessments.  Among current audits, the Internal Revenue Service (IRS) has completed the fieldwork phase of their audit of the Company for the years 1994 through 1996.  In  2002, the IRS issued a Preliminary Notice of Proposed Adjustment, which among other things challenged the Company’s method of valuation of leach dumps.  The Company filed a protest with the Appeals office of the IRS in December 2002 and has commenced negotiations with the IRS concerning the resolution of this matter.

In prior years, the Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method, the deduction of certain interest expense and other expenses related to charges incurred outside of Peru.  The Company appealed these assessments.  In February 2003, the Peruvian tax court affirmed SUNAT’s assessments related to the 1996 and 1997 tax years in which the Company’s method for deducting depreciation expense for tax purposes, and the deduction of certain expenses incurred outside Peru were challenged; thereby rejecting the Company’s appeals in connection with such assessments.  The Peruvian tax court indicated that it will not assess penalties related to the 1997 tax year.  However, penalties related to the tax years 1996, 1998 and 1999 may be assessed depending on the outcome of the Company’s appeal.  The Company was required to issue a letter of credit of $3.4 million for the tax year 1996, which was deposited by SUNAT in August 2003.  The issuance of this letter of credit was necessary in order for the Company to maintain its right to appeal.

In view of the decision of the Peruvian tax court regarding SUNAT’S assessment, with regard to depreciation and certain other charges incurred outside of Peru, for 1996 and 1997, the Company has withdrawn its challenge of similar assessments made by SUNAT for the 1998 and 1999 tax years.

Accordingly, in the first nine months of 2003 the Company recorded a charge to worker’s participation, (included in cost of sales on the statement of earnings) and income tax expense of $0.5 million and $4.7 million respectively, to recognize the cost of these assessments.  The Company continues to appeal the portion of assessments related to the disallowance of interest deductions and the penalties associated with these assessments.  Company management believes that it will prevail in this appeal.

It is the opinion of management that the outcome of these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company and its consolidated subsidiaries.  However, it is possible that these matters could have a material effect on the Company’s quarterly or annual financial position, operating results or cash flows when they are resolved in future periods.

F.              Related Party Transactions:

As of September 30, 2003, the Company had an overdue receivable of $2.6 million from Americas Sales Corp. (ASC), for sales of copper products made in 2002 at market prices and with customary terms.  ASC is a subsidiary of Grupo Mexico, the majority (54.2%) indirect stockholder of the Company.  Grupo Mexico has guaranteed payment of this receivable and the unpaid balance accrues interest.

In the third quarter of 2003, the Company purchased from ASARCO Incorporated (ASARCO), a former shareholder of the Company and a subsidiary of Grupo Mexico, the majority shareholder of the Company, used mining equipment and exploration properties in Chile.  The equipment was purchased at fair value for $10.1 million and included one P&H 4100A electric shovel, four Komatsu 290 ton capacity haul trucks and two Komatsu 218 ton capacity haul trucks.  In compliance with Peruvian regulations related to used vehicles and mining equipment, the trucks and mining equipment were independently appraised at fair market value at the time of purchase.  Additionally, the Company purchased from ASARCO mining exploration properties in Chile, at a cost of $3.7 million.  The Company used an independent appraisal firm to determine the purchase price.  As these properties have not yet reached the development stage, in keeping with Company policy related to exploration, the cost of this acquisition was charged to earnings as exploration expense.

G.             Commitments and Contingencies:

In 1997, the Company sold its existing power plant to an independent power company, Enersur S.A., for $33.6 million.  In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years commencing in 1997.

In March 2003, the Company agreed to amend the power purchase agreement, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement.  A new contract, documenting this agreement, was executed in June 2003.  The new agreement frees Enersur S.A. from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization.  SPCC can satisfy the need for increased electricity requirements from other sources, including local power providers.

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

The Company’s PAMA, approved by the Peruvian Ministry of Energy and Mines (“MEM”) in 1997, provided that the smelter would be modernized in a two-phase project; the first phase to be completed by the end of 2003 and the second and final phase by January 2007.  In January 2002 the MEM approved the modified one-phase project to be initiated by the fourth quarter of 2002 and completed by December 2004.  Given current economic, political and market conditions, in November 2002, the Company submitted a new request to MEM to reschedule the smelter expansion and modernization timetable and to start the project by the end of 2003, with completion no later than 2007. In the third quarter of 2003 the MEM accepted the modification proposed by the Company to complete the smelter expansion and modernization within the timetable originally established in the PAMA.

In March 2003, in a separate regular biannual environmental review process of SPCC’s mining activities, MEM issued a notice to the Company demanding compliance with the commitments established in the PAMA within the next 90 days.  MEM’s notice ordered the Company to commence the expansion and modernization project and to satisfy the investment requirements of the PAMA of $77.4 million within such 90-day period.  According to applicable law, the Company was assessed a first fine of approximately $20,000. As a result of the Company’s agreement with MEM accepting the original timetable for the smelter expansion and modernization this issue has been satisfactorily resolved.

In July 2003, the Company awarded the contract to provide the technology and basic engineering for the expansion and modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will take no more than 36 months and that it will be completed before January 2007, the deadline established in the PAMA.

The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the completion of the basic engineering by Fluor/Xstrata.  The new estimated cost to complete this project is estimated to be $306 million.

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

Environmental capital expenditures for the period 1997-2002 exceeded $148 million.  As soon as the smelter expansion and modernization project begins, the Company foresees significant environmental capital expenditures starting in late 2003 and 2004.

On October 14, 2003 the Peruvian Congress published a new law announcing closure and remediation obligations for the mining industry.  The new law is effective immediately and requires existing mining operations to present to MEM a Mine Closure Plan (PCM), within six months, or before April 15, 2004.  The law also requires companies to provide financial guarantees to insure that remediation programs are completed.  In addition, MEM is required to publish within 60 business days, or by January 9, 2004, a draft of regulations necessary to implement this law, and within a further three months, or by April 9, 2004, final regulations.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditures to satisfy its requirements.  The Company is studying the impact this law will have on its results, but does not expect to be able to estimate the effect until regulations are published.

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

The lawsuit invoked the jurisdiction of the court under the federal Alien Tort Claims Act, claiming violations of customary international law.  The Flores lawsuit is similar to a suit filed in 1995 in Texas, for unspecified amounts, which was dismissed in 1996 by a U. S. district judge.  That ruling was affirmed unanimously by a three-judge federal appeals court.  The court made it clear that the claims of Peruvian residents should be tried in the courts of Peru, not in the United States.  On July 16, 2002, the United States District Court for the Southern District of New York dismissed the complaint in the Flores lawsuit.  In its decision, the district court ruled that it lacked jurisdiction under the Alien Tort Claims Act because the Peruvian plaintiffs had failed to allege a cognizable claim that international law had been violated.  In the alternative, the district court stated that, even if it had jurisdiction, it nonetheless would dismiss the Flores lawsuit on the basis of the doctrine of forum non convenient, because the dispute should be litigated in the courts of Peru, not in the United States.  On August 28, 2002, the Flores plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Second Judicial Circuit.  In August 2003, the U.S. Court of Appeals for the Second Circuit affirmed the decision of the district court.  The plaintiffs may appeal the decision to the U.S. Supreme Court.

It is the opinion of management that the outcome of the aforementioned legal proceedings, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position of the Company and its consolidated subsidiaries.  However, it is possible that litigation matters could have a material effect on the Company’s quarterly or annual operating results, when they are resolved in future periods.

H.            Impact of New Accounting Standards:

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which established standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets.  The Company has determined that a retirement obligation exists for a portion of its long-lived assets.  These assets include a dam on the Torata River, close to the Company’s Cuajone mine and the SX/EW facility. The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company’s consolidated statement of earnings.  In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers’ participation benefits of $0.9 million.  The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.3 million for the nine months of 2003.  If the Company adopted FAS 143 in 2002 an asset retirement obligation of $4.5 million and $4.8 million would have been recorded as of January 1, 2002 and September 30, 2002, respectively.  The asset retirement obligations were established by the Company’s environmental impact studies for these projects.  The Company’s retirement obligation for the dam is based on a weighing of two options available to the Company at the end of the dams useful life to the Company.  These options are to turn the dam over to the local municipality and provide maintenance for a number of years or to demolish the dam and restore the river to its natural course.   The Company’s retirement obligation for the SX/EW facility requires a dismantling of the plant and reclamation of the property.  The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.

On October 14, 2003 the Peruvian Congress published a new law announcing closure and remediation obligations for the mining industry.  The new law is effective immediately and requires existing mining operations to present to MEM a Mine Closure Plan (PCM), within six months, or before April 15, 2004.  The law also requires companies to provide financial guarantees to insure that remediation programs are completed.  In addition, MEM is required to publish within 60 business days, or by January 9, 2004, a draft of regulations necessary to implement this law, and within a further three months, or by April 9, 2004, final regulations.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditures to satisfy its requirements.  The Company is studying the impact this law will have on its results, but does not expect to be able to estimate the effect until regulations are published.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company adopted the provisions of SFAS No. 149 on July 1, 2003, which did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  The Company adopted the provisions of SFAS No. 150 on July 1, 2003, which did not have a material effect on the Company’s financial statements.  The Company had no financial instruments during the period June 1 through June 30, 2003, which would have required adoption of this SFAS prior to July 1, 2003.

I.                 On March 31, 2003, Southern Peru Holdings Corporation the 54.2% direct stockholder of the Company and a subsidiary of ASARCO Incorporated (ASARCO) sold all its stock in the Company to Americas Mining Corporation (AMC), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  As a part of a financing agreement taken in support of the stock purchase, AMC has agreed to financial covenants requiring SPCC to maintain a minimum stockholder’s equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions.  In addition, the agreement requires SPCC to maintain specific debt to equity ratios and interest rate coverage ratios.  While SPCC is not a party to this agreement, covenants imposed by a majority shareholder could restrict SPCC’s financial flexibility.

Part I Item 2 and 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company reported net earnings of $36.1 million, or diluted earnings per share of 45 cents, for the third quarter of 2003 compared with $14.4 million, or diluted earnings per share of 18 cents, for the third quarter of 2002.  For the first nine months of 2003, net earnings were $76.1 million, or diluted earnings per share of 95 cents after the cumulative effect of a change in accounting principle, which reduced earnings per share by 2 cents, compared to $45.8 million, or diluted earnings per share of 57 cents for the first nine months of 2002.  Sales of products were $209.5 million in the third quarter of 2003 compared with $169.9 million in the third quarter of 2002.  Sales of products for the nine months of 2003 totaled $552.7 million compared with $499.4 million for the same period of the previous year.

Southern Peru’s 2003 third quarter earnings of $36.1 million are the highest quarterly earnings for the Company since the third quarter of 1997 when the average price for copper was in excess of $1.00 on the LME, and is 150% higher than the third quarter of 2002.  Increased production and sales, lower unit cost and higher metal prices all contributed to these results.  Copper production was 217.2 million pounds in the third quarter of 2003, an increase of 13 percent over the third quarter of 2002.  Sales of copper in the third quarter of 2003 were 217.4 million pounds, all from Company mined product.  Third quarter 2002 sales totaled 206.8 million pounds of copper of which 181.2 million pounds were of Company mined product, the balance, 25.6 million pounds, were from third-party concentrates.  The completion of the Toquepala concentrator expansion in late 2002 enables SPCC to fill the Ilo smelter with SPCC mined product, thus enhancing profit margins.

For the first nine months of 2003, earnings were $30.3 million higher than in the comparable 2002 period.  Metal prices for copper, molybdenum and silver were higher in the 2003 period, this combined with higher production and sales of SPCC mined copper are the principal reasons for the improved results.  In addition, the 2002 nine month period was reduced by a charge of $11.4 million related to the early payment of debt and the 2003 nine month results were reduced by the adoption of Financial Accounting Standard No. 143 (SFAS No. 143) “Accounting for Asset Retirement Obligations” and the Company’s acceptance of elements of a Peruvian tax assessment.  The adoption of SFAS No.143 and the acceptance of the Peruvian tax assessment resulted in reductions to the nine months 2003 net earnings of $1.8 million and $5.2 million, respectively.

The average price for copper on the London Metal Exchange (LME) and New York Commodity Exchange (COMEX) in the third quarter of 2003 was 80 cents per pound compared with 69 cents per pound in the year earlier period.  The average price for molybdenum, the Company’s principal by-product, was higher in the third quarter of 2003 at $5.67 per pound, compared with $4.71 for the same period of 2002.  The price of silver, another significant by-product was higher at $5.01 per ounce on the COMEX in the third quarter of 2003, compared with $4.66 per ounce in the 2002 third quarter.

Mine copper production increased 13% to 217.2 million pounds in the third quarter of 2003 compared with the third quarter of last year.  This increase of 25.0 million pounds included 18.9 million pounds from the Toquepala mine, 8.1 million pounds from the Cuajone mine and a decrease of 2.0 million pounds in solvent extraction/electrowinning (SX/EW) production. The Toquepala mine increase in production was principally due to the higher concentrator capacity.  The Toquepala mill processed 24.6% more ore in the 2003 period. The Cuajone mine increase in production was due to higher ore grades and improved copper recovery at concentrator in the 2003 period.  The principal reason for the decrease in SX/EW production was lower PLS grade.

In July, the Company contracted Fluor/Xstrata to provide the technology and basic engineering for the expansion and modernization of the Ilo smelter. Fluor personnel are currently working on the basic engineering and the Company expects their report in the fourth quarter of this year. The smelter expansion and modernization is the last major project to be completed to satisfy the “PAMA”, the Company’s environmental agreement with the Peruvian Government. It is expected that the smelter expansion and modernization will be completed in early 2007, within the time frame agreed to with the Peruvian Government.

The Company’s Toquepala leaching project is on schedule.  During the quarter the Company issued a purchase order for the primary crusher.  The project will replace the use of trucks with conveyors, thus, compensating for declines in the PLS grades with lower costs.  The project has an estimated cost of $70 million and is projected to be completed in June 2005.

Inflation and Devaluation of Peruvian New Sol: The functional currency of the Company is the U.S. dollar.  A portion of the Company’s operating costs is denominated in Peruvian new soles.  Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation in Peru is not offset by a corresponding devaluation of the Peruvian new sol, the financial position, results of operations and cash flows of the Company could be adversely affected.  The value of the net assets of the Company denominated in new soles can be affected by devaluation of the new sol.

For the nine months ended September 30, 2003, the inflation and devaluation rates were 1.68% and (0.91)% respectively, and for the nine months periods ended September 30, 2002 the inflation and devaluation rates were 1.23% and 5.75%, respectively.

Net Sales: Net sales in the third quarter of 2003 increased $39.6 million to $209.5 million from the comparable period in 2002.  Net sales for the first nine months of 2003 totaled $552.7 million, compared with $499.4 million for the same period of 2002. The increase in net sales in the three-month period ended September 30, 2003 was principally due to higher copper and molybdenum prices and increased sales volume.  The 2003 third quarter copper and molybdenum sales volume were higher by 10.6 and 1.6 million pounds, respectively, when compared to the third quarter of 2002.  In the nine months of 2003 the increase in sales is due to higher copper and molybdenum prices and slightly higher sales volume.

At September 30, 2003, the Company has recorded sales of 5.7 million pounds of copper, at an average provisional price of $0.80 per pound.  Also the Company has recorded sales of 3.5 million pounds of molybdenum, at an average provisional price of $6.10 per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the fourth quarter of 2003.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the LME, the COMEX or published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Price/Volume Data:

Average Metal Prices
Copper (per pound-LME)	$0.80	$0.69	$0.76	$0.71
Copper (per pound-COMEX)	$0.80	$0.69	$0.77	$0.72
Silver (per ounce-COMEX)	$5.01	$4.66	$4.76	$4.62
Molybdenum (per pound)	$5.67	$4.71	$4.98	$3.94

Sales Volume (in thousands):
Copper (pounds)	217,400	206,800	600,400	600,100
Molybdenum (pounds) (1)	5,500	3,908	14,620	13,566
Silver (ounces)	1,078	997	2,925	2,876

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

Operating Costs and Expenses: Operating costs and expenses were $150.3 million in the third quarter of 2003 compared with $144.0 million in the third quarter of 2002. In the nine months ended September 30, operating costs and expenses were $420.9 million in 2003, compared with $409.8 million in the comparable 2002 period.

Cost of sales for the three months ended September 30, 2003 was $119.5 million compared with $117.6 million in the comparable 2002 period.  In the nine months ended September 30, 2003 cost of sales was $336.9 million, compared with $332.6 million in the comparable 2002 period. The increase in the third quarter was the result of higher copper sales volume.  However, on a per pound basis cost of sales decreased by 2 cents in the 2003 third quarter.  The increase of $4.3 million in the cost of sales for the nine-month period ended September 30, 2003 was principally caused by higher unit costs for fuel and energy and an increase of $4.6 million in workers participation expense, which is a component of cost of sales.  These increases were reduced by the savings the Company generated in 2003 from the replacement of third-party concentrates with Company mined copper.  The nine-month 2003 period included sales of 17.8 million pounds of copper from purchased concentrates, as compared to 65.8 million pounds in the nine-month 2002 period.

Administrative and other expenses were $6.6 million in the three months ended September 30, 2003 and September 30, 2002.  In the nine months ended September 30, 2003, administrative and other expenses were $20.3 million compared with $21.5 million in the nine months ended September 30, 2002.  The nine-month decrease is primarily attributable to lower labor costs.  A reduction in force program in 2002 generated these savings.

Depreciation, amortization and depletion expense for the three months ended September 30, 2003 was $18.3 million compared with $16.8 million in the comparable 2002 period. In the nine months ended September 30, 2003 depreciation, amortization and depletion expense was $54.7 million, compared with $49.3 million in the comparable 2002 period. The increase in 2003 is principally due to new capitalization of fixed assets.

Exploration expense for the three months ended September 30, 2003 was $5.9 million compared with $3.0 million in the comparable 2002 period.  In the nine months ended September 30, 2003, exploration expense was $9.1 million, compared with $6.4 million in the comparable 2002 period.  The increase in both the three-month and nine-month periods of 2003 was due to the Company’s purchase of exploration properties for $3.7 million from ASARCO, a company owned by SPCC’s majority stockholder.  The Company used an independent appraisal firm to determine the value of these properties.  As these properties have not yet reached the development stage, in keeping with Company policy related to exploration, the cost of this acquisition was charged to earnings as exploration expense.

Non-Operating Items: Interest expense was $3.4 million in the third quarter of 2003 and $2.9 million in the comparable 2002 period.  In the nine months ended September 30, 2003, interest expense was $9.7 million compared with $11.2 million in the first nine months of 2002.  The decrease is due to lower interest rates in the 2003 period.  In addition, the 2002 period includes a $1.0 million write-off of a deferred loan commission related to a loan prepaid in 2002.

Other income (expense) was $(0.3) million in the third quarter of 2003, compared with $0.2 million in the third quarter of 2002.  For the nine-month period ended September 30, 2003 other income (expense) was $0.5 million compared with $(10.0) million in the 2002 nine-month period.  The 2002 nine-month period includes a charge of $11.4 million for a penalty paid by the Company on the prepayment of the $150 million Secured Export Note.

The Company decided to incur the penalty in retiring its debt because the penalty offset the present value of the amount of interest that would have been due over the term of the debt.  Further, in retiring the debt, the Company was then permitted to avail itself of potentially more attractive long-term financing in the future.

Taxes on Income: Taxes on income for the nine months ended September 30, 2003 were $46.7 million, compared with $24.1 million for the same period of 2002. The increase was principally due to higher earnings in 2003 and a charge of $4.7 million for a Peruvian income tax assessment in the first nine months of 2003.

Cash Flows:

Third Quarter: Net cash provided by operating activities was $53.7 million in the third quarter of 2003, compared with $39.2 million in the comparable 2002 period.  The increase, of $14.5 million, in operating cash flow was generated by higher earnings, of $21.7 million in the 2003 period, as well as an increase of $4.2 million from adjustments to arrive at operating cash flow.  These increases, however, were substantially reduced by an increase in operating assets and liabilities.  Operating assets and liabilities provided cash of $6.7 million, a decrease of $11.3 million when compared to the third quarter of 2002.

Net cash used in investing activities was $18.3 million in the third quarter of 2003 for capital expenditures.  In the third quarter of 2002 cash used for investing activities was $14.8 million for capital expenditures.  Included in the third quarter 2003 capital expenditures are $10.1 million for the purchase of used mining equipment from ASARCO Incorporated, a subsidiary of Grupo Mexico, the Company’s majority shareholder.  The Company anticipates that capital expenditures will be higher in the latter part of 2003 and 2004 as major projects advance.

Net cash used in financing activities in the third quarter of 2003 was $11.1 million, compared with $18.6 million for the third quarter of 2002.  The third quarter of 2003 includes a dividend distribution of $10.8 million, while the third quarter of 2002 includes a dividend distribution of $10.2 million and a purchase of investment shares of $8.3 million.

Nine Months: Net cash provided by operating activities was $117.0 million in the first nine months of 2003, an increase of $27.0 million over the comparable 2002 period.  The increase was caused by higher earnings before the accounting change of $31.8 million and increases in non-cash charges to earnings of $5.4 million related to depreciation and $5.5 million for deferred taxes.  In addition, the amount of mine cost capitalized in the 2003 period decreased by $11.3 million, as waste stripping declined from the prior year period.  These positive increases in cash flow were reduced by the decline of $28.1 million in the contribution from operating assets and liabilities in the 2003 nine-month period.

Cash used in investing activities was $34.3 million in the nine-month period ended September 30, 2003, attributable to capital expenditures. In the nine months period ended September 30, 2002, cash used in investing activities was $65.1 million due to capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2003 was $22.1 million, compared to a use of $113.3 million in the comparable 2002 period.  The nine months ended September 30, 2003, includes proceeds of $50.0 million from bonds issued, and a dividend distribution of $27.3 million. The nine months ended September 30, 2002, includes proceeds of $25.9 million from bond issues and a repayment of $122.9 million of debt.  In addition, the nine-month 2002 period includes dividends distributions of $14.4 million, a return of escrow deposits of $6.9 million and the acquisition of investment shares at a cost of $8.6 million.

Liquidity and Capital Resources:

In 2003, the Company sold, to investors in Peru, $50 million of bonds with maturities ranging from January 2005 to May 2010.  These bonds, sold in two tranches, have an interest rate of LIBOR plus 2.375 percent or LIBOR plus 2.3125 percent.  Total issuance under the Company’s $750 million bond program now total $199 million.

On August 25, 2003, the Company paid a quarterly dividend of 13.53 cents per share.  On October 23, 2003, a dividend of 22.55 cents per share was declared, payable November 26, 2003.

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

The Company’s biggest outstanding capital investment project is the Ilo smelter expansion and modernization.  This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the expansion and modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia), and also comply with the current environmental regulations. It is estimated that the construction of the project will take no more than 36 months and it will be completed before January 2007, the deadline established in the PAMA.  The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the completion of the basic engineering by Fluor/Xstrata. The new estimated cost to complete this project is estimated to be $306 million.

The Company has on hand sufficient funds to commence this project but significant additional funds will be necessary for its completion.  The Company expects to meet its capital expenditure and liquidity requirements with these funds as well as internally generated funds and additional external financing.  The Company has an approved Peruvian bond program of $750 million, of which $199 million have been issued.  There can be no assurance that the Company’s capital expenditure and liquidity requirements can be financed with Peruvian resources.  The Company plans to finance the portion of its liquidity needs that are not financed in Peru with cash on hand, funds from operation or by placing additional financing in the international market.

At September 30, 2003 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 21.2% as compared with 19.3% at December 31, 2002.  At September 30, 2003, the Company’s cash and marketable securities amounted to $254.9 million compared to $147.5 million at December 31, 2002.

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

The Company periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate of the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs.  Effective January 1, 2003, the Company recalculated its ore reserve estimates using a 76 cents per pound copper price assumption, the three-year average copper price according to COMEX, and current cost assumptions. Ore reserve calculations for 2002 and recent prior years were calculated based on 90 cents per pound copper price assumption, which represents the Company’s long-term outlook for copper price.  The Company understands that the Securities and Exchange Commission (SEC) has recently stated that in calculating ore reserves companies should use no more than a three-year average copper price.  The Company, therefore, has made this change to comply with the SEC directive.  Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and depletion of mineral land.  As a result of the change in ore reserves the amount of capitalized mine stripping on the balance sheet at September 30, 2003 was decreased by $2.0 million; and on the Company’s statement of earnings for the nine months of 2003, reported depreciation, amortization and depletion have increased by $0.3 million and operating income decreased by $2.3 million.

As of January 1, 2003, the Company adopted FAS No. 143 “Accounting for Asset Retirement Obligations”, which established standards for accounting for a legal obligation associated with the retirement of long-lived assets.  The Company charged income $1.5 million for the cumulative effect, as of January 1, 2003, of adopting this principle.  In addition, this change further reduced first nine months net income by $0.3 million.

The estimated costs of asset retirement obligations are based on periodic evaluations by Company management and engineers.  In addition, Company’s financial personnel estimate the appropriate risk-free credit adjusted interest rate and annual inflation rate to use in calculating the asset retirement obligation.  The Company uses its recent borrowing experience in determining the appropriate risk-free interest rate to use.  Annual inflation rates used in the computations are based on the current four-year average consumer price and producer price indices of the U.S.  Changes in such estimates could significantly affect the Company’s operating costs and net income.

Impact of New Accounting Standards:

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which established standards for accounting for a legal obligation associated with the retirement of long-lived tangible assets.  The Company has determined that a retirement obligation exists for a portion of its long-lived assets.  These assets include a dam on the Torata River, close to the Company’s Cuajone mine and the SX/EW facility.  The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company’s consolidated statement of earnings.  In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers’ participation benefits of $0.9 million.  The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.3 million for the nine months of 2003.  If the Company adopted FAS 143 in 2002 an asset retirement obligation of $4.5 million and $4.8 million would have been recorded as of January 1, 2002 and September 30, 2002, respectively.  The asset retirement obligations were established by the Company’s environmental impact studies for these projects.  The Company’s retirement obligation for the dam is based on a weighing of two options available to the Company at the end of the dams useful life to the Company.  These options are to turn the dam over to the local municipality and provide maintenance for a number of years or to demolish the dam and restore the river to its natural course.   The Company’s retirement obligation for the SX/EW facility requires a dismantling of the plant and reclamation of the property.  The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.

On October 14, 2003, the Peruvian Congress published a new law announcing closure and remediation obligations for the mining industry.  The new law is effective immediately and requires existing mining operations to present to MEM a Mine Closure Plan (PCM), within six months, or before April 15, 2004.  The law also requires companies to provide financial guarantees to insure that remediation programs are completed.  In addition, MEM is required to publish within 60 business days, or by January 9, 2004, a draft of regulations necessary to implement this law, and within a further three months, or by April 9, 2004, final regulations.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditures to satisfy its requirements.  The Company is studying the impact this law will have on its results, but does not expect to be able to estimate the effect until regulations are published.

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

Effective January 1, 2003, the Company adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employees Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The adoption of FAS No. 146 did not have a material effect on the Company’s financial statements.

Effective January 1, 2003, the Company adopted FAS No. 148, “Accounting for

Stock-Based Compensation - Transition and Disclosure”.  FAS No. 148 does not alter the provisions of FAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under FAS No. 123.  The Company uses the disclosure only provisions of FAS No. 123.  The adoption of FAS No. 148 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company adopted the provisions of SFAS No. 149 on July 1, 2003, which did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  This Statement establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  The Company adopted the provisions of SFAS No. 150 on July 1, 2003, which did not have a material effect on the Company’s financial statements.  The Company had no financial instruments during the period June 1 through June 30, 2003, which would have required adoption of this SFAS prior to July 1, 2003.

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

Item 4.             Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT ACCOUNTANTS

To Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of September 30, 2003 and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

The accompanying condensed consolidated financial information as of September 30, 2002 and for the three-month and nine-month periods then ended, was not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on it.

PRICEWATERHOUSECOOPERS

Mexico, D.F., October 16, 2003

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information provided in Note G to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 6.             Exhibits and Reports on Form 8-K

On September 19, 2003, the Company filed a Form 8-K reporting (i) that on September 17, 2003, the Company issued a press release regarding the approval by the Peruvian Government of the rescheduling of the timetable for expansion and modernization of the Ilo smelter, and (ii) that on September 17, 2003 at a mining convention, Mr. Oscar González Rocha, the President of the Company commented on the Company’s activities and made certain production and sales forecasts for 2003.  On September 18, 2003, at the same mining convention, Mr. González Rocha also commented on certain forecasts for 2004.

On September 26, 2003, the Company filed a Form 8-K reporting that on September 25, 2003, the Company issued a press release regarding the expansion and modernization of the Ilo smelter.

On October 7, 2003, the Company filed a Form 8-K reporting that on October 6, 2003, Mr. Daniel Tellechea Salido, Vice President, Finance and Chief Financial Officer of the Company informed the Company that he was resigning from said offices, as well as the named Fiduciary of the Company.

On October 24, 2003, the Company filed a Form 8-K reporting that on October 23, 2003, the Company issued a press release announcing financial results for the quarter ended September 30, 2003.

On October 27, 2003, the Company filed a Form 8-K reporting that on October 24, 2003, the Company issued a press release regarding the resignation of Mr. Daniel Tellechea Salido as member of the Board of Directors of the Company.

Exhibit No.	Description of Exhibit

Exhibit 15	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

	/s/	Oscar González Rocha
Date: November 10, 2003		Oscar González Rocha
President and General Director

	/s/	Héctor García de Quevedo Topete
Date: November 10, 2003		Héctor García de Quevedo Topete Vice President, Finance and Chief Financial Officer