Form 10-K
period 2003-12-31
SOUTHERN PERU COPPER CORP/
filed 2004-03-12
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2003 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number: 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (602) 977-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Lima Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).                     Yes ☒           No ☐

As of February 29, 2004, there were of record 14,113,552 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by non affiliates was approximately $533 million.  As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement in connection with the 2004 Annual Meeting of Stockholders.

Part IV:	Exhibit index is on page B1 through B2.

PART I

Item 1.  Business

THE COMPANY

The Company, an integrated producer of copper, operates mining, smelting and refining facilities in the southern part of Peru.

The Company, incorporated in 1952 was reorganized in 1955, 1996 and 1998 and has conducted copper mining operations since 1960.  Pursuant to Peruvian law, the Company conducts its operations in Peru through a registered branch (the “Peruvian Branch” or the “Branch”).  The Branch is not a corporation separate from the Company.  It is, however, an establishment, registered pursuant to Peruvian law, through which the Company holds assets, incurs liabilities and conducts operations in Peru.  Although it has neither its own capital nor liability separate from that of the Company, it is deemed to have an equity capital for purposes of determining the economic interest of holders of Investment Shares.  Investment Shares are non-voting ownership interests distributed to workers in accordance with former Peruvian laws.  The Branch comprises substantially all the assets and liabilities of the Company associated with its copper operations in Peru.

Throughout this report, unless the context otherwise requires, the terms “Southern Peru”, “SPCC” and “the Company” refer to the present corporation and its consolidated subsidiaries.  In addition, throughout this report, unless otherwise noted, all tonnages are in metric tons.  To convert to short tons, multiply by 1.102.  All distances are in kilometers.  To convert to miles, multiply by 0.62137.  All ounces are troy ounces.

On November 15, 1999, ASARCO Incorporated (“ASARCO”) transferred all of the stock of SPCC owned by it to Southern Peru Holdings Corporation, a wholly owned subsidiary of ASARCO.  On November 17, 1999, Grupo México S.A. de C.V. (“Grupo Mexico”) acquired substantially all of the stock of ASARCO following a tender offer and purchase of all outstanding common stock of ASARCO.

On March 31, 2003, Southern Peru Holdings Corporation sold all its stock in the Company to Americas Mining Corporation (“AMC”), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  Pursuant to a financing agreement, AMC has agreed to comply with financial covenants, involving SPCC, including covenants requiring the maintenance of minimum stockholders’ equity, specific debt to equity ratios and interest rate coverage ratios.

At December 31, 2003 the stockholders of record in the Company were SPHC II Incorporated, a subsidiary of Grupo Mexico (54.2%), Cerro Trading Company, Inc. (14.2%), Phelps Dodge Overseas Capital Corporation (14.0%) and common stockholders (17.6%).

CAUTIONARY STATEMENT

Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company’s products.  Actual results could differ materially depending upon factors including the risks and uncertainties relating to general U.S. and international economic and political conditions, the cyclical and volatile prices of copper, other commodities and supplies, including fuel and electricity, availability of materials, insurance coverage, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, water and geological problems, the failure of equipment or processes to operate in accordance with specifications, failure to obtain financial assurance to meet closure and remediation obligations, labor relations, litigation and environmental risks, as well as political and economic risk associated with foreign operations.  Results of operations are directly affected by metals prices on commodity exchanges, which can be volatile.

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

Business Reporting Segments:  The Company’s operations are within one reportable segment.

REVIEW OF OPERATIONS

SPCC operates the Toquepala and Cuajone mines, high in the Andes, approximately 984 kilometers southeast of Lima.  It also operates a smelter and refinery west of the mines at the Pacific Ocean Coast City of Ilo, Peru.  SPCC is one of the largest mining companies in Peru and one of the 10 largest private sector copper mining companies in the world.

OVERVIEW

Mine copper production for the full-year 2003 increased 8.1% to 826 million pounds.  In addition, the Company processed 6.7 million pounds of copper from purchased concentrates compared with 66 million pounds in 2002.  The increase in SPCC production was principally due to the higher Toquepala concentrator capacity and higher Cuajone ore grade and copper recovery at the Cuajone concentrator.  SX/EW copper production decreased by 11.2 million pounds, because of lower grades of PLS (Pregnant Leaching Solution).

The Toquepala concentrator expansion and modernization project was completed in September 2002, with an investment of $68.1 million out of an approved budget of $69.5 million.  With the completion of this project the Toquepala concentrator milling capacity increased from 45,000 tons per day to 60,000 tons per day.  This increased production now gives SPCC the ability to fill the Ilo smelter with its own concentrate production.

In 2003, the Ilo smelter processed 1.18 million tons of concentrates, the same as in 2002.  Improved operations at the Ilo refinery increased cathodes production by 0.8% to 626.1 million pounds, a new production record at this facility.

In July 2003, the Company awarded a contract to provide the technology and basic engineering for the expansion and modernization of Ilo smelter to Fluor/Xstrata. The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and compliance with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the Company’s agreement with the Peruvian government.

MINING OPERATIONS

Total mined copper production at SPCC’s Toquepala and Cuajone mines increased 11.3% in 2003, compared with 2002, due to higher production at both mines.

Cuajone production increased 9.7% in 2003 to 406.8 million pounds of copper due principally to higher ore grades and better recovery.  The Cuajone concentrator throughput for the year was 29.8 million tons of ore resulting in the production of 710 thousand tons of copper concentrates.

Toquepala mine production increased 13.5% in 2003 to 313.9 million pounds of copper due to increased throughput in the year.  The Toquepala concentrator, with its capacity expansion completed in September 2002, milled 21.2 million tons of ore.  Together, the two mines produced 4.3 million ounces of silver and 19.9 million pounds of molybdenum as by-products.

SX/EW OPERATIONS

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The facility produced 105.3 million pounds of copper in 2003 compared to 116.5 million pounds in 2002, a decrease of 11.2 million pounds of copper.  The decrease is mainly due to lower grades of PLS (Pregnant Leaching Solution).

In 2003, the Board of Directors approved a leach dump project at Toquepala.  The project includes the installation of a crushing, conveying and spreading system at the Toquepala leach dumps.  The project is estimated to be completed in mid-2005 at a budgeted cost of $69.7 million.  As of December 31, 2003 $2.2 million has been expended on this project.  The project is expected to reduce to production costs for SPCC’s leaching facilities and will largely eliminate costly truck haulage in the process.

ORE RESERVES

SPCC has identified substantial geologic resources.  In 1999, the Company reported a substantial increase in proven and probable ore reserves at the Toquepala mine.  At year-end 2003, probable concentrator reserves totaled 619.6 million tons with an average copper grade of 0.74% at Toquepala and 1,123.3 million tons with an average copper grade of 0.64% at Cuajone.  In addition, the Company has a total of 1,791 million tons of leachable ore at Toquepala and Cuajone that can be processed by the SX/EW operation.

SMELTING AND REFINING OPERATIONS

The Ilo smelter processed 1.18 million tons of concentrates, the same as in 2002.  Smelting of SPCC concentrates increased by 8.0%, while smelting of third party concentrates decreased by 87,639 tons.  As a result, blister production decreased to 314,900 tons in 2003, compared to 316,500 tons in 2002.

SPCC’s total refined copper production decreased 0.8% to 731.4 million pounds in 2003 from 737.5 million pounds in 2002.  Refined production from the Ilo refinery reached 626.1 million pounds in 2003, an increase of 0.8% from 2002 due to current efficiency gains at the plant.  Production from the SX/EW plant decreased to 105.3 million pounds of copper, a 9.7% decrease from the prior year due to lower PLS grades.

SPCC’s Ilo smelter provides feed for the refinery.  Blister copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.

EXPANSION AND MODERNIZATION PROGRAM

For a description of the Company’s Expansion and Modernization Program see “Expansion and Modernization Program” on pages A17 to A18.

EXPLORATION

During 2003, the Company continued with its drilling program at the Los Chancas project.  Diamond drilling of 27,908 meters was completed out of the 27,000 meters projected.  A second and final phase of metallurgical tests is in process, results indicate resources of 200 million tons, with a copper ore grade of 1.0%, 0.07% molybdenum and 0.12 grams of gold per ton.  These results do not represent resources that have been determined to be proven or probable.  This project is in its final stage.  During 2004 a pre-feasibility study will be initiated in order to complete the information and determine the final resource.

During 2003 the Company performed hydrological and evaluation studies for the Tantahuatay project to prepare for the pre-feasibility work for gold recovery.  Total indicated resources are 27.1 million tons, with an average content of 0.89 grams of gold per ton and 13.0 grams of silver per ton.  These results do not represent resources that have been determined to be proven or probable. SPCC has a 44.245% interest in the Tantahuatay project.

The Company’s extensive exploration program throughout Peru continued in 2003.  During 2003 a diamond-drilling program of 11,265 meters was completed out of the 15,000 meters planned, to identify resources of copper and gold.   This program has been executed at the Arampal prospect (3,198 meters), the Pucay prospect (3,186 meters) and the Tía María Project (4,881 meters).

In 2003 the Company acquired several Chilean exploration properties from an affiliate.  The acquisitions are part of the Company’s strategy to increase ore reserves through exploration in Latin American countries other than Peru.  The properties, containing over 35,000 hectares of mining rights, show potential for copper, gold and silver and will be extensively tested during 2004.

Currently, the Company has direct control of 158,377 hectares of mineral rights and has control over 20,454 hectares of mineral rights through joint ventures with other companies.

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

During 2003, 2002 and 2001, substantially all of the Company’s copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in the Americas.  Approximately, 96.2%, 95.6% and 95.5% of the Company’s copper production for the years 2003, 2002 and 2001, respectively, was exported from Peru.  A substantial portion of SPCC’s copper sales are made under annual contracts to industrial users.  Silver is sold under annual contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year.  As a result, there is little seasonality in SPCC sales volumes.

BACKLOG OF ORDERS

Approximately 90%, 93% and 94% of the Company’s metal production for the years 2003, 2002 and 2001, respectively, was sold under annual or longer-term contracts.  To the extent not sold under annual contracts, production was sold on commodity exchanges or in spot sales.  Final sales prices are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the month following the actual or contractual month of shipment or delivery according to the terms of the contract.

COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample.  The Company’s products compete with other materials, including aluminum and plastics.

EMPLOYEES

At December 31, 2003 the Company employed 3,566 persons, about 58% of whom were covered by labor agreements with nine labor unions. There were no labor strikes in 2003.  There were fourteen days of labor strikes in the fourth quarter of 2002 in the Toquepala area.

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

In 1997, the Company sold its Ilo power plant to Enersur S.A. and entered into a 20-year power purchase agreement. The power purchase agreement contained provisions obligating Enersur S.A. to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization.  The parties also entered into an agreement for the sharing of certain services between the power plant and the Company’s smelter at Ilo.  Under this agreement, the Company’s cost of power increased somewhat from its 1996 level, but the Company has benefited by avoiding significant capital expenditures thought then to be required to meet the needs of the expanded operations.

In March 2003, the Company agreed to amend the power purchase agreement, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement.  A new contract, documenting this agreement, was executed in June 2003.  The new agreement releases Enersur S.A. from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the expansion and modernization program.  The Company made a one-time contractual payment to Enersur S.A. of $4.0 million in the second quarter of 2003 associated with the termination of the original power purchase agreement. SPCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

SPCC has water concessions for well fields at Huaitire and Titijones and surface water rights from the Suches Lake, which are sufficient to supply the needs of its two operating units, Toquepala and Cuajone.  At Ilo, the Company has desalinization plants that produce water for industrial and domestic use.

ENVIRONMENTAL MATTERS

Capital expenditures in connection with environmental projects were approximately $2.1 million in 2003, $2.5 million in 2002 and $8.9 million in 2001.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, - Environmental Matters”.

CONCESSIONS

The Company has concessions from the Peruvian Government for its exploration, exploitation, extraction and/or production operations (collectively, the “Concessions”).  The Concessions are in full force and effect under applicable Peruvian laws, and the Company believes it is in compliance with all material terms and requirements applicable to the Concessions.  The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $3 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2003, 2002 and 2001 were approximately $1.0 million, $1.0 million and $1.1 million, respectively.

REPUBLIC OF PERU

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

INTERNET ADDRESS

The Company’s Internet address is www.southernperu.com.  The Company’s 2002 annual report on Form 10-K, both in Spanish and English, has been available on the Company’s website since April 2003.  Commencing with the Form 8-K dated March 14, 2003, the Company has made available free of charge on www.southernperu.com its annual, quarterly and current reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).  However, the information found on the Company’s website is not part of this or any other report.

Item 2.  Properties

FACILITIES

The Company’s principal executive offices are located at 2575 East Camelback Road, Suite 500, Phoenix, AZ, 85016 and at Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru.  At December 31, 2003, the Company through its Peruvian Branch, has 100% interest in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions form the Peruvian Government.  See Item 1 “Business Concessions”.  The Company owns, through the Branch, its offices in Lima.  Its offices in Phoenix are located in space leased to it by ASARCO.  The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

The offices and the Company’s major facilities, together with production commencement dates, are listed below:

PERU	UNITED STATES
Toquepala Mine — Southern Peru (1960)	Executive Offices — Phoenix, AZ (2000)
Cuajone Mine — Southern Peru (1976)
SX/EW Facility — Southern Peru (1995)
Ilo Smelter — Ilo, Peru (1960)
Ilo Refinery — Ilo, Peru (1994-SPCC)
Acid Plant — Ilo, Peru (1995)
Executive Offices — Lima, Peru (1977)

The Company also owns and operates a railroad connecting the mines at Cuajone and Toquepala with the smelting and refining facilities and a port at Ilo, which are located approximately 196 rail kilometers from the two mine sites, which are at elevations ranging from 3,220 to 3,330 meters.  In addition, the Company owns homes, hospitals and schools, which have been included in fixed assets, in order to provide services for employees and their families.

METAL PRODUCTION STATISTICS

	2003	2002	2001

Copper Production

MINES (contained copper in thousands of pounds)
Toquepala	313,878	276,513	270,619
Cuajone	406,814	370,834	363,951
SX/EW	105,283	116,524	119,993
Total Mines	825,975	763,871	754,563

SMELTER (blister copper in thousands of pounds)
SPCC concentrates	687,727	632,910	636,844
Purchased concentrates	6,552	64,836	86,800
Total Smelter	694,279	697,746	723,644

REFINERIES (thousands of pounds of copper)
Ilo	626,126	620,974	611,254
SX/EW	105,283	116,524	119,993
Total Refineries	731,409	737,498	731,247

COPPER SALES (thousands of pounds)
Refined	625,266	621,197	612,138
In blister	61,863	68,619	84,302
Concentrates	35,586	—	—
SX/EW	104,371	115,826	120,688
Total sales of copper	827,086	805,642	817,128

LME average price (cents
per pound)	81	71	72

COMEX average price (cents per pound)	81	72	73

Molybdenum (thousands of pounds contained in concentrate)
MINES
Toquepala	9,156	9,292	9,035
Cuajone	10,730	9,048	9,377
Total produced	19,886	18,340	18,412

Sales of molybdenum in concentrate	19,953	18,178	18,511

Metals Week Dealer Oxide mean price ($/lb.)	$5.32	$3.77	$2.36

Silver (thousands of ounces)

	2003	2002	2001
SMELTER (in blister)
Ilo - SPCC Concentrates	4,270	3,710	3,829

REFINERY
Ilo	3,599	3,660	3,452

SALES OF SILVER
Refined	3,615	3,645	3,498
In blister	365	389	453
In concentrates	212	—	—
Total sales of silver	4,192	4,034	3,951

COMEX average price ($/oz.)	$4.89	$4.60	$4.36

COPPER RESERVES

		Mineral Reserves (000s Tons) 12/31/03	Average Copper Content (%) 12/31/03	Metal Production Contained Metal (000s Pounds)
				2003	2002	2001

Toquepala	Sulfide	619,638	0.74	313,900	276,500	270,600
	Leachable	1,732,229	0.18	93,624	105,100	111,480

Cuajone	Sulfide	1,123,264	0.64	406,800	370,800	364,000
	Leachable	58,552	0.41	11,659	11,424	8,513

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

The following ore production information is provided:

	2003		2002		2001
	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)

Toquepala	21,208	89.63	17,595	90.81	17,130	89.68%
Cuajone	29,798	83.13	29,756	81.19	30,221	81.41%

The following productive capacity is provided:

Defined Capacity (a)
Ilo Smelter	290,300 Tons
Ilo Refinery	245,000 Tons
Toquepala – SX/EW	56,250 Tons

(a)                                                          SPCC’s estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown.  No adjustment is made for shutdowns or production curtailments due to strikes or air quality emission restraints.

Item 3.  Legal Proceedings

Reference is made to the information under the caption “Litigation” in Financial Statement Footnote 19 “Commitments and Contingencies” on Page 55.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 6, 2004, and their positions:

Name	Age	Position
German Larrea Mota-Velasco	50	Chairman of the Board, Chief Executive Officer and Director
Oscar González Rocha	65	President and General Director
Héctor García de Quevedo Topete	53	Vice President, Finance, Chief Financial Officer and Treasurer
Remigio Martinez Muller	60	Vice President, Exploration
Vidal Muhech Dip	63	Vice President, Projects
Armando Ortega Gómez	43	Vice President, Legal, General Counsel and Secretary
Mario Vinageras Barroso	48	Vice President, Commercial
Ernesto Duran Trinidad	50	Comptroller

German Larrea  Mota-Velasco, Chairman of the Board and Chief Executive Officer of SPCC since December 1999 and Director since November 1999.  Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994; Chairman of the Board of Directors and Chief Executive Officer of Grupo Minero Mexico (mining division) since 1994, and of Grupo Ferroviario Mexicano (railroad division), since 1997.  Chairman of the Board and Chief Executive Officer of Empresarios Industriales de Mexico since 1992.  Previously Executive Vice Chairman of Grupo Mexico and member of the Board of Directors since 1981.  Chairman and Chief Executive Officer of ASARCO Incorporated from November 1999 to present, and its President from November 1999 to January 2000.

Oscar González Rocha, President, General Director and Chief Operating Officer of SPCC since December 1999 and Director since November 1999.  Director of Grupo Mexico from 2002 to present.  Managing Director for Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea, S.A. de C.V. from 1990 to 1999.  Alternate Director of Grupo Mexico from 1988 until April 2002.  Director of ASARCO Incorporated from November 1999 to present.

Héctor García de Quevedo Topete, Vice President, Finance and Chief Financial Officer since October 2003.  Mr. García has been Treasurer of SPCC and Director since May 9, 2000.  He has also been Managing Director of Special Matters for Grupo Mexico S.A. de C.V. since 1999.  Director of Grupo Mexico since April 2002.  He was Advisor to the Chairman and Chief Executive Officer of Grupo Mexico from 1994 to 1998.

Remigio Martinez Muller, Vice President, Exploration since April 25, 2002.  He has been Corporate Director of Exploration of Grupo Mexico since 2002.  From 1990 to 2001 he was Associate Director of Exploration of Mexicana de Cobre S.A. de C.V.  Mr. Martinez has held several managerial positions within Grupo Mexico and its predecessor ASARCO Mexicana, including the position of Mine Geologist, Chief of Projects, Chief of Geology of Mines and Manager of Explorations.

Vidal Muhech Dip, Vice President, Projects of the Company since April 25, 2002. He has been Corporate Director of Engineering and Construction of Grupo Mexico since April 1995.  Previously, he was Director of Engineering and Construction of Industrial Minera Mexico S.A. de C.V. from 1985 to 1995.

Armando Ortega Gomez.  Mr. Ortega has been Vice President-Legal and Secretary of the Company since April 25, 2002 and a Director since August 2002.  He has been General Counsel of SPCC since October 2003.  Previously, he was Assistant Secretary of the Company from July 25, 2001 to April 25, 2002.  He has been General Counsel of Grupo Mexico since May 2001.  He is also an Assistant Secretary of Grupo Mexico and ASARCO.  Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from 1997 to May 2001, and was negotiator for international matters for said Ministry from 1988 to May 2001.

Mario Vinageras Barroso, Vice President, Commercial of the Company since April 25, 2002.  He has been Commercial Director of Grupo Mexico (currently Industrial Minera Mexico S.A. de C.V.) since September 1994 and Corporate Director of Sales of Grupo Mexico since June 1, 2000.

Ernesto Duran Trinidad, Comptroller of SPCC since December 1999.  Comptroller of Grupo Mexico S.A. de C.V. from 1994 to date.  Comptroller of Mexicana de Cobre S.A. de C.V. from 1983 to 1993.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2003, there were 2,714 holders of record of the Company’s Common Stock.  SPCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange. (“BVL”).  The SPCC Common Stock symbol is PCU on the NYSE and PCU1 on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.

	2003					2002
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share	$0.092	$0.114	$0.1353	$0.2255	$0.5668	$0.0738	$0.04	$0.156	$0.089	$0.3588

Stock market Price
NYSE:
High	$16.17	$16.20	$22.88	$48.85	$48.85	$13.20	$15.54	$15.08	$14.60	$15.54
Low	$14.60	$14.42	$15.52	$22.03	$14.42	$10.82	$13.10	$12.85	$13.25	$10.82

BVL:
High	$16.50	$16.10	$22.80	$48.50	$48.50	$12.90	$15.35	$15.00	$14.50	$15.35
Low	$14.70	$14.50	$15.85	$22.00	$14.50	$10.81	$13.00	$12.96	$13.70	$10.81

On February 3, 2004, a dividend of $0.27 per share, totaling $21.6 million was declared payable March 9, 2004. The Company’s dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on the ability of the Company to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk - Liquidity and Capital Resources” and Note 14 to the Consolidated Financial Statements of the Company.

Equity Compensation Plan Information at December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Stock incentive plan	122,100	$15.54	645,060
Directors’ stock award plan	N/A	N/A	74,000

For further information on the Company’s equity compensation plans see “Note 16 - Stockholders’ Equity” to the Company’s financial statements included in Item 8.

Item 6.  Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31 2003, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk” and the consolidated financial statements and notes thereto which have been audited by PricewaterhouseCoopers (years 2003 and 1999), Deloitte & Touche (2002) and Arthur Andersen LLP (years 2001 and 2000), independent public accountants and included elsewhere in this report.

	(in millions, except per share and employee data)	2003	2002	2001	2000	1999
	Consolidated Statement of Earnings:
	Net sales	$798	$665	$658	$711	$585
	Operating costs and expenses (1)	581	546	569	561	539
	Operating income	217	119	89	150	46
	Minority interest of investment shares in	1	1	1	2	—
	Cumulative effect of the change in accounting principle	2	—	—	—	—
	Net earnings	$119	$61	$47	$93	$29

	Per Share Amounts:
	Net earnings – basic and diluted	$1.49	$0.76	$0.58	$1.16	$0.37
	Dividends paid	$0.57	$0.36	$0.36	$0.34	$0.15

	Consolidated Balance Sheet:
	Total assets	$1,931	$1,752	$1,823	$1,771	$1,545
	Cash and marketable securities	295	148	213	149	11
	Total debt	349	299	396	347	223
	Stockholders’ equity	1,315	1,241	1,209	1,192	1,126

	Consolidated Statement of Cash Flows:
	Cash provided from operating activities	$191	$130	$151	$161	$63
	Dividends paid	45	21	29	27	12
	Capital expenditures	50	77	114	109	223
	Depreciation, amortization and depletion	74	68	76	77	74

	Capital Stock:
	Common shares outstanding	14.1	14.1	14.1	14.1	14.1
NYSE Price	• high	$48.85	$15.54	$15.10	$16 7/16	$18-1/16
	• low	$14.42	$10.82	$8.42	$11.00	$8-7/16
	Class A common shares outstanding	65.9	65.9	65.9	65.9	65.9
	Book value per share	$16.44	$15.71	$15.12	$14.90	$14.07
	P/E ratio	31.65	20.67	26.07	12.84	38.03

	Financial Ratios:
	Current assets to current liabilities	2.5	3.1	1.9	3.3	2.4
	Debt as% of capitalization	20.9%	19.3%	24.5%	22.4%	16.3%
	Employees (at year end)	3,566	3,575	3,726	3,682	3,844

Notes to five-year selected financial and statistical data

(1)                                  Includes provision for workers’ participation of $17.8 million, $8.5 million, $5.9 million, $12.1 million and $3.4 million in the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.  Workers’ participation is required under Peruvian law and is calculated at 8% of pre-tax earnings.

Item 7 and 7.A - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

EXECUTIVE OVERVIEW

The business of the Company is the production and sale of copper in a socially conscious manner.  In the process of producing copper a number of valuable metallurgical by-products are recovered, these also are sold by SPCC.  The sales prices for Company products are largely determined by market forces outside of the Company’s control.  Company management, therefore, focuses on cost control and production enhancement to improve profitability.  The Company achieves these goals through capital spending programs, exploration efforts and cost reduction programs.  This focus enables SPCC to remain profitable during periods of low copper prices and to maximize results in periods of high copper prices.  In 2003 the Company saw the average copper price increase by about 10 cents per pound from the preceding year.  Indeed, the copper price ended 2003 at $1.05 per pound, about 35 cents above the December 31, 2002 copper price.  Through early 2004 the copper price has further increased, (average of $1.18 per pound through February).

An overall benchmark used by the Company to measure performance is its operating cash cost to produce a pound of copper.  Operating cash cost per pound of copper produced is defined as the total production cost, including the cost of purchased concentrate, freight and sales expenses, administrative expenses, and credits for by-products divided by total pounds of copper produced by SPCC plus pounds of purchased concentrates.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of SPCC’s operating cash cost per pound to GAAP cost of sales is presented on page 30.  The Company’s operating cash cost for the past three years were:

2003	39.9 cents per pound
2002	45.6 cents per pound
2001	49.3 cents per pound

The cost reduction in 2003 is to a large extent attributable to the increase in the molybdenum sales price in the past years.  The credit to the above costs for molybdenum sales amounted to 13.0 cents per pound, 7.3 cents per pound and 4.3 cents per pound, in 2003, 2002 and 2001, respectively

Significant goals and records achieved in 2003 include; 1) the Toquepala concentrator produced 506,236 tons of concentrate, a new production record; 2) the Cuajone concentrator also produced a new record, with the production of 710,004 tons of concentrate; 3) the Cuajone mine increased molybdenum production to 4,867 tons an increase of 18.6% over 2002, a new production record; and 4) the Ilo refinery produced 284,006 tons of electrolytic copper, yet another new production record.

In addition, the Company has environmental programs at its operations.  Capital spending include those projects, which enhance production and improve cost performance, as well as those which improve the environmental performance of the Company.  In 2003, the Company resolved differences with the Peruvian Ministry of Energy and Mines (“MEM”) over the Ilo smelter modernization and selected a contractor for the project.  The project is moving forward and, is expected to be completed before January 2007, the deadline agreed to with MEM.  In addition, the Company continues to operate the Supplementary Control Program at Ilo, a voluntary effort, whereby smelter operations are curtailed during periods of adverse weather conditions.

SPCC has maintained exploration programs for a number of years.  In 2003, the scope of the programs was expanded to include sites outside of Peru.  The Company acquired a number of interesting sites in Chile and in the future would consider exploration in other Latin American areas if promising sites were located.

Company management believes that its profit goals and its environmental agenda are better served by policies engendering harmonious relations with the neighboring communities and with strong open ties with the SPCC team - workers, supervisors and management.  Accordingly, the Company has community involvement programs at its operating locations.  The Company provides services to local citizens, as well as support for agricultural, cultural and educational programs.  The Company maintains active employee training programs and strives to enhance the work experience of its staff.

Inflation and Devaluation of the Peruvian New Sol:  The functional currency of the Company is the US dollar.  Portions of the Company’s operating costs are denominated in Peruvian new soles.  Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation/deflation in Peru is not offset by a change in the exchange rate of the new sol to the dollar, the financial position, results of operations and cash flows of the Company could be adversely affected.  The value of the net assets of the Company denominated in new soles can be affected by devaluation on the new sol.  The recent inflation and devaluation rates are as follows:

Years ended December 31	2003	2002	2001

Peruvian Inflation/(Deflation) Rate	2.5%	1.5%	(0.1)%

New Sol/Dollar (change in exchange rate year to year)	(1.5)%	2.0%	(2.3)%

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

Expansion and Modernization Program:

Toquepala concentrator expansion:  In September 2002, the Company completed the expansion of the Toquepala concentrator raising mineral processing capacity from 45,000 tons per day to 60,000 tons per day.  The concentrator milled 21.2 million tons of ore in 2003, compared to 17.6 million tons in 2002.  As a result SPCC’s use of third party concentrate decreased from 97,042 tons in 2002 to 9,403 tons in 2003.  Spending on the project, through 2003 amounted to $68.1 million.  The Company expects to spend $3.2 million in 2004 to further enhance this project.

Ilo refinery: In 2002, the Company completed a feasibility study to expand production capacity at the Ilo refinery to 360,000 tons per year, an increase of 80,000 tons per year over current capacity.  While the study’s results were favorable a decision to move ahead with this project is on hold pending the completion of previously committed projects.

Toquepala leach dump project: On January 30, 2003, the Board of Directors approved the Toquepala leach dump project.  The project includes the installation of a crushing,

conveying and spreading system at the Toquepala leach dumps.  The project is estimated to be completed in mid-2005 at a budgeted cost of $69.7 million. As of December 31, 2003 $2.2 million has been expended on this project.  The project is expected to reduce production costs for SPCC’s leaching facilities by eliminating costly truck haulage in the process.

Auxiliary dams - Quebrada Honda:  The construction of auxiliary dams at Quebrada Honda is in process.  It includes the construction of three auxiliary dams, which will prevent decanted water of the Quebrada Honda embankment reservoir from entering the Quebrada Santallana; these dams will also serve as initial dams in case SPCC decides to increase the embankment volume of the Quebrada Honda dam.  The project has an approved budget of $7.0 million, of which $3.8 million has been expended through 2003.

Tailings disposal project:  Research studies for tailings disposal at Toquepala and Cuajone continue.  New alternatives, including the use of new reagents and the installation of new equipment, using new techniques, are under consideration.  The goal of the project remains the enhancement of the recovery and reuse of water resources, which will improve production costs and conserve scarce resources.  Through 2003 the Company has expended $1.0 million out of an approved budget of $4.0 million.

Smelter modernization:  The Company’s largest outstanding capital investment project is the Ilo smelter modernization.  The project is part of the Company’s Environmental Compliance and Management Program (known by its Spanish acronym, PAMA), which was approved by the Peruvian government in 1997.  The project will modernize the smelter and is targeted to capture no less than 92 percent of the sulfur dioxide emissions, in compliance with PAMA requirements.  The project originally encompassed a two-phase approach to reach a final deadline for completion by January 2007.  In the third quarter of 2003 the Peruvian Ministry of Energy and Mines accepted a modification proposed by the Company to complete the smelter modernization in one-phase within the final deadline originally established in the PAMA.

In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  The cost of the project was previously estimated to exceed $600 million, but after the completion of the basic engineering by Fluor/Xstrata, the new estimated cost to complete this project is $320 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has discussed the following critical accounting policies with its audit committee.

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated financial statements, which have been prepared in accordance with US GAAP.  Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: revenue recognition; ore reserves; capitalized mine stripping and related estimated mine stripping ratios; the estimated useful lives of fixed assets, asset retirement obligations; litigation and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:  Approximately 90%, 93% and 94% for the years 2003, 2002 and 2001, respectively, of the Company’s metal production was sold under annual or longer-term contracts.  Revenues derived from product sales are recognized upon the transfer of title of the inventories to customers, which coincides with the shipment of products to customers in satisfaction of orders.  As of December 31, 2003, the Company believes that an allowance for doubtful accounts on product sales is not required as losses from uncollectible accounts receivable from customers have historically been insignificant and the Company believes all of its customers have the ability and intent to pay such amounts.

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the monthly average proprietary market price estimate of Platt’s Metals Week (as is the case for sales of molybdenum products), ranging between one and three months subsequent to the shipment.  In such cases, revenue is recorded at a provisional price at the time of the shipment, based on LME or COMEX spot prices for copper sales, and the industry trade publication’s proprietary market price estimate for molybdenum.  The provisionally priced sales are adjusted to reflect spot prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.  In the years ended December 31, 2003 and 2002, the final adjustment related to the provisionally priced contracts for sales during the last quarter of the previous year totaled $9.2 million and ($0.6) million.  We believe the final adjustment related to the provisionally priced contracts for the sales in the last quarter of the year ended December 31, 2003 will substantially exceed the adjustments in prior years as the price of copper has continued to rise during the first quarter of 2004.

These provisional pricing arrangements are accounted for as an embedded derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended.  As of December 31, 2003, 2002 and 2001, the years in which the Company accounted for such embedded derivatives in accordance with the provisions of FASB 133, the estimated fair values of these embedded derivative instruments, which corresponds to the month-end provisional pricing adjustments noted above, amounted to $9.2 million, ($0.6) million and $0.3 million, respectively, and are included in accounts receivable on the balance sheets.

Ore Reserves:  Southern Peru periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs.  The Company’s current ore reserve estimates utilize a three year average price per pound of copper assumption and actual production cost data as of the most recent reserves declarations, which were made in 1998 for the Cuajone mine and in 1999 for the Toquepala mine.  The three-year price of copper used in determining 2003 ore reserves was 76 cents per pound.  Prior to 2003, the Company utilized a 90 cents per pound copper price in its ore reserve estimates, which the Company believes to be a valid price assumption over an extended period.  At December 31, 2003 the three-year average price per pound of copper was 75 cents and is being used to determine ore reserves for 2004.  At December 31, 2003 the remaining lives of the Company mines are 29 years and 33 years, for the Toquepala and Cuajone mine, respectively.

The reserves estimates have been adjusted for actual production since the most recent reserve declarations.  Many companies declare their ore reserves on an annual basis.  The Company believes that ore reserves determined by its method closely approximates the ore reserve quantities if they were determined as of December 31, 2003.

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping depletion of mineral land and amortization of intangible asset mineral land.

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

The Company understands that the SEC is currently evaluating methods for accounting for mine stripping costs.  In addition, the Company is aware that in recent public comments, the SEC has expressed unfavorable views towards the Company’s method of accounting for mine stripping costs.  However, the Company believes that its method of accounting for mine stripping costs, which effectively results in the smoothing of production costs over the lives of its mines, accurately reflects the results and operations of its mining operations and also facilitates improved matching of revenues and related expenses.

During 2003, 2002 and 2001 the Company’s stripping ratio was higher than the life-of-mine stripping ratio for both the Toquepala and Cuajone mines; which resulted in the capitalization of mine costs associated with the additional waste mined.  If the Company were to have expensed all production costs associated with its mining operations as incurred, net operating cost expenses would have increased by $40.1 million, $52.1 million and $47.4 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Estimated life-of-mine stripping ratios for each of the Company’s mines for the years ended December 31, 2003, 2002 and 2001, were as follows:

	Life-of-Mine Stripping Ratio
	Toquepala	Cuajone
2003	3.25	1.19
2002	3.01	1.31
2001	3.06	1.34

The life of mine-stripping ratios for both mines changed at year-end 2003 and 2002 because of changes in the copper price assumption used and because of changes obtained from mine plan studies to calculate the ore reserves.  At year-end 2003, 2002 and 2001, the Company used a per pound copper price of $0.75, $0.76 and $0.90, respectively.  Beginning with year-end 2002 the Company began using the three-year average COMEX copper price; in earlier years the Company used a $0.90 per pound price to calculate ore reserves.  In addition, in 2003 SPCC implemented recommendations from a mine plan study, which changed the 2003 stripping ratios.

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

Asset Retirement Obligation:  The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” in 2003.  This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded.  In order to determine the amount of the liability the Company must estimate the cost of fulfilling the retirement obligation.  The Company calculates this estimated obligation using available facts, existing technology, current laws and regulations, current costs, and expected costs as determined by Company engineers.  This estimation is also based on inflation assumptions using the US CPI (consumer price index) and using the Company’s risk free credit rate (which is based on the Company’s credit status).

Litigation and Contingencies:  The Company is currently involved in certain legal and tax proceedings.  As discussed in Note 19 and Note 4 of our consolidated financial statements as of December 31, 2003, we have accrued our estimate of the probable costs for the resolution of these claims.  This estimate has been developed in consulting legal and tax counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  We do not believe these proceedings will have a material adverse effect on our consolidated financial position.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions of the effectiveness of our strategies, related to these proceedings, or when they are resolved in future periods.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

SPCC reported net earnings as follows:

For the years ended December 31,	2003	2002	2001

Net earnings - $ in millions	$119.2	$60.6	$46.6

% increase (decrease) from prior year	96.7%	30.0%	(99.4)%

Earnings per share	$1.49	$0.76	$0.58

The increase in net earnings in 2003 is due principally to higher copper and molybdenum prices and to higher sales volume of copper and molybdenum.  Copper prices on the LME and COMEX were about ten cents higher in 2003 and ended the year about 35 cents higher then the 2002 year-end price.  The volume of copper sold increased by 21.5 million pounds and the volume of SPCC produced copper increased by 62.1 million pounds.  The contribution of molybdenum to net sales increased to $104.9 million in 2003 from $59.4 million in 2002, attributable to a 41% increase in price and an increase of almost 10% in volume.  The 2003 results were reduced by a $10.1 million deferred tax charge recorded in the fourth quarter of 2003 to reflect a 3% increase in the Peruvian income tax rate for years after 2003.  U.S. GAAP requires that deferred taxes be recorded based on the enacted tax rate expected to apply to taxable income in the period in which the temporary differences are expected to be settled. Operating break-even cost was reduced by 5.7 cents per pound in 2003 to 39.9 cents per pound in 2003 from 45.6 cents per pound in 2002.  This reduction is an improvement of 12.5% in 2003.

The increase in net earnings in 2002 compared with 2001 is due to the increase in metal prices for molybdenum and silver, the more important by-products of the Company, despite a slight decrease in copper prices and volume.  In addition, cost cutting programs, such as the retirement in force program, reduced administrative and production costs in 2002.  Operating break-even cost was reduced by 3.7 cents per pound to 45.6 cents per pound in 2002 from 49.3 cents per pound in 2001.  This reduction represents a 7.5% improvement over 2001.

Interest expense decreased $24.9 million in 2002 as a significant amount of Company debt was prepaid in early 2002.  Interest income also decreased as cash previously available for investing was utilized in the debt prepayment.  The decrease in interest income in 2002 as compared to 2001 was $14.1 million.

Net Sales:  Net sales in 2003 were $798.4 million, compared with $664.6 million in 2002, an increase in 2003 of $133.8 million.  The increase is mainly due to higher sales prices and higher sales volumes for copper and molybdenum.

Copper sales volume in 2003 increased by 21.5 million pounds as SPCC production increased because of the Toquepala mill expansion completed in the second half of 2002 and due to higher ore grades and recoveries at the Cuajone mine.  Sales of SPCC mined copper actually increased by 62.1 million pounds, and the Company’s need for third party concentrates was reduced.  The average copper price increased by approximately 10 cents per pound in 2003, as copper prices increased significantly in the fourth quarter of 2003.  The year-end per pound price of copper on the LME and the COMEX   was $1.05 and $1.04, respectively, at December 31, 2003, compared to $0.69 and $0.70, respectively, at December 31, 2002.  Molybdenum sales increased in 2003, as the price increased by 41% and sales volume was higher by 1.8 million pounds.

Net sales in 2002 were $664.6 million, compared with $657.5 million in 2001.  The increase of $7.1 million is mainly due to higher molybdenum prices in 2002, which increased net sales by approximately $25 million, reduced by lower copper prices and a 11.5 million reduction in pounds of copper sold, in part due to a strike in the fourth quarter of 2002 which reduced copper production by 5 million pounds.

At December 31, 2003 there were 22.5 million pounds of copper sales recorded at a provisional price of $1.05 per pound.  Also the Company has recorded 3.7 million pounds of molybdenum sales at a provisional price of $7.60 per pound.

Prices:  Sales prices for the Company’s metals are established principally by reference to prices quoted on the London Metal Exchange (“LME”), the New York Commodity Exchange (“COMEX”) or published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data	2003	2002	2001

Average Metal Prices:
Copper (per pound - LME)	$0.81	$0.71	$0.72
Copper (per pound - COMEX)	0.81	0.72	0.73
Molybdenum (per pound)	5.32	3.77	2.36
Silver (per ounce - COMEX)	4.89	4.60	4.36

Sales Volume (in thousands):
Copper (pounds)	827,086	805,642	817,128
Molybdenum (pounds) (1)	19,953	18,178	18,511
Silver (ounces)	4,192	4,034	3,951

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

These provisional pricing arrangements are accounted for as an embedded derivate instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended. As of December 31, 2003, 2002, and 2001 the estimated fair values of these embedded derivative instruments, which correspond to the month end provisional pricing adjustments noted above, amounted to $9.2 million, ($0.6) million and $3.0 million, respectively, and are included in accounts receivable on the balance sheets.

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

In past years the Company has used copper put options to reduce the risk of copper price declines on a portion of its anticipated sales.  In addition, the Company entered into fuel swap arrangements, to limit the effect of increases in fuel price on production cost, and foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currency.  For the years ended December 31, 2003, 2002 and 2001 the Company held no copper put options or fuel swap arrangements.

The Company held no currency swap agreements for 2003 and 2002.  During the year ended December 31, 2001, the Company took physical settlement for its currency swap agreements related to a portion of its capital costs contracted in Euros for which there was a loss of approximately $2.2 million.  As a result of accepting Euros in settlement of these currency swap arrangements, the Company acquired and held Euros as part of its cash balances in 2003 and 2002.  Due to these cash balances in Euros, the Company recognized exchange gains of $2.5 million and $2.7 million in 2003 and 2002, respectively.  The Company utilized its Euro cash balances in the first quarter of 2003.

Cost of sales:  Cost of sales was $468.5 million in 2003, $442.5 million in 2002 and $452.6 million in 2001.  In 2003, the Company’s cost of sales was $26.0 million higher than the prior year.  Sales of Company produced copper increased by 62.1 million pounds while sales of copper processed from third party concentrate decreased by 40.6 million pounds.  The significant factors causing the 2003 increase were higher fuel and power costs in 2003 including a one time payment of $4.0 million to Enersur S.A., the Company’s power provider, and an increase of $9.5 million for workers participation, a cost based on a percentage of pre-tax earnings, which increases as Company profits increase.

The decrease of $10.2 million in 2002 against 2001 includes the lower volume of copper processed and sold from purchased concentrates, and the lower cost of Company mined copper as a result of a decrease in volume sold and lower operating costs.

Other Expenses:  Depreciation, amortization and depletion expense was $73.6 million in 2003, compared with $67.8 million in 2002 and $76.3 million in 2001.  The increase in 2003 was mainly due to capitalization and depreciation of new projects.  The decrease in 2002 was mainly due to a change made to the estimated useful lives of certain fixed assets, this reduced depreciation expense in 2002 by $12.7 million.  This decrease was somewhat offset by an adjustment to fixed assets which resulted in a $3.7 million pre-tax charge to depreciation, such adjustment resulted from an analysis of fixed assets which identified this difference.

Exploration expense was $12.3 million, $7.8 million and $8.5 million in 2003, 2002 and 2001, respectively.  The increase in 2003 was principally due to the Company’s purchase of exploration properties for $3.7 million from ASARCO, a company indirectly owned by SPCC’s majority stockholder.  The Company used an independent appraisal firm to determine the value of these properties.  As the properties have not yet reached the development stage, the cost of this acquisition was charged to earnings as an exploration expense.

Non-Operating Items:  Interest income was $3.4 million in 2003 compared with $2.8 million in 2002 and $16.9 million in 2001.  The increase in 2003 reflects higher amounts of invested cash.  The decrease in 2002 reflects lower amount of invested cash.  In early 2002, the Company used $121 million of its excess cash to prepay long-term debt.  The Company invests principally in short-term securities.

Other income (expense) was $(0.1) million in 2003, compared with $(9.8) million in 2002 and $1.6 million in 2001.  Other income (expense) generally includes miscellaneous camp and school income and medical services to third parties, as well as scrap sales.  The 2002 amount includes an $11.4 million penalty, paid in connection with the prepayment, in 2002, of the balance of the Company’s Secured Export Note financing.  The Company decided to incur the penalty in retiring this debt because the penalty offset the present value of the amount of interest that would have been due over the term of the debt.  Further, in retiring the debt, the Company was then permitted to avail itself of potentially more attractive long-term financing in the future.

Total interest cost was $17.7 million in 2003, compared with $21.0 million in 2002 and $47.3 million in 2001.  In 2003, 2002 and 2001, the Company capitalized $4.5 million, $6.6 million and $8.0 million of interest, respectively, related to expenditures for the expansion program.  The decrease in 2003 and 2002 interest expense is due to lower debt levels and lower interest rates.  In February 2002 the Company prepaid $121 million of its long-term debt.  In connection with this prepayment, an unamortized balance of $1.0 million of deferred loan commissions was expensed in 2002.

A prepayment penalty of $0.1 million was paid in connection with the prepayment made in December 2001 of the $400 million credit line facility disbursed in March 2001.  The unamortized balance of $3.1 million of commission fee related to this credit line was charged as other expenses in 2001.

Taxes on Income:  Taxes on income were $85.0 million, $36.1 million and $21.2 million for 2003, 2002 and 2001, respectively, and include $78.7 million, $33.9 million and $9.9 million of Peruvian income taxes, $6.3 million, $2.2 million and $11.3 million for U.S. federal and state taxes for 2003, 2002 and 2001, respectively.  U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

The effective tax rates were 41.1%, 37.0% and 31.0% for the years ended December 31, 2003, 2002 and 2001, respectively.  The increase in the 2003 effective tax rate from the 2002 effective tax rate is primarily due to the increase in the carrying value of deferred taxes as the result of the enacted income tax rate increase from 27% to 30% in Peru.                             The 2002 effective tax rate increased from the 2001 effective tax rate as the result of the Peruvian tax on net income deemed distributed and the diminished utilization of foreign tax credits, partially offset by the benefit of a 2002 reduction from 30% to 27% in the statutory income tax rate.

On December 23, 2003, the Peruvian government established a new tax rate of 30% for years beginning after 2003.  Although this new rate does not affect the current taxes payable, the change in the tax rate does require that the deferred Peruvian assets and liabilities be revalued at the tax rate expected to apply when these assets and liabilities are realized.  Accordingly, the Company recorded a charge of $10.1 million as additional tax deferred expense for the rate change.

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

Minority Interest of Investment Shares:  Minority interest of investment shares was $1.2 million in 2003, compared with $0.9 million in 2002 and $0.7 million in 2001.  The provision for minority interest of investment shares represents 0.7%, 0.8% and 1.5% for 2003, 2002 and 2001, respectively, of the Branch’s after-tax earnings.  The reduction in the percentage of minority interest of investment shares in 2002 was the result of purchases of investment shares by the Company.  The acquisition of the investment shares has been accounted for as the purchase of a minority interest.  The excess purchase price over the cost of the shares of $0.2, $2.0 million and $0.2 million, in 2003, 2002 and 2001, respectively, has been allocated to intangible assets-mining concessions on the Company’s balance sheet.

Cash Flows - Operating Activities:  Net cash provided from operating activities was $191.0 million in 2003, compared with $130.2 million in 2002 and $151.0 million in 2001.  The increase of $60.7 million in 2003 was principally attributable to improved cash earnings, largely generated by production increases and improvement in metal prices.  Expenditures for capitalized mine stripping decreased in 2003, by $11.9 million, from the prior year.  During 2003 the contribution from operating assets and liabilities decreased by $37.1 million from the prior year.  The decrease was primarily a result of the higher metal prices at year-end 2003, the LME copper price was $1.05 at December 31, 2003, compared with $0.69 at December 31, 2002, which increased the accounts receivable balances at year-end 2003.  The accounts receivable increase reduced cash flow by $28.9 million in 2003, as compared to an increase of $16.2 million in 2002.  The contribution to cash flow from the decrease in inventory was $6.0 million more in 2003 than 2002.  In addition, the increase in accounts payable and accrued liabilities increased 2003 cash flow by $23.2 million more than 2002.  Accruals for income taxes and workers participations were much higher in 2003, as SPCC’s earnings increased.  An increase in prepaid taxes reduced 2003 cash flow by $3.0 million, in 2002 the decrease in prepaid taxes added $18.2 million to 2002 cash flow.

The decrease in 2002, of $20.8 million, was principally attributable to $24.5 million lower cash provided by operating assets and liabilities, partially offset by the increase in earnings of $14.0 million, less an increase of $4.6 million in capitalized mine stripping and a decrease of $8.4 million in depreciation, depletion and amortization expense. In 2002, the Company changed the estimated useful lives of certain fixed assets, which reduced depreciation expense by $12.7 million.  The decrease in cash provided by operating assets and liabilities was caused by a decrease in the cash flow from accounts receivable of $44.7 million and from inventories of $4.7 million.  The decrease was reduced by increased cash flow contributions from accounts payable and accrued liabilities of $13.6 million, and prepaid taxes of $12.0 million.  In 2001 the Company collected a pending tax drawback from the Peruvian Government, which enhanced the 2001 cash flow from accounts receivable.

Cash Flows - Investing Activities:  Net cash used for investing activities was $49.8 million in 2003 compared with $76.6 million in 2002 and $113.5 million in 2001.  Capital expenditures in 2003, 2002 and 2001 reflect the Company’s expansion and modernization program.  Capital expenditures for the years 2002 and 2001 were higher than 2003 and included principally the investment in the Toquepala concentrator expansion of $38.8 million and $28.1 million respectively. Additionally the Company expended $17.4 million in 2001 for the expansion of the Toquepala SX/EW facility.  The Company’s budgeted capital expenditures for 2004 are $290.1 million, which includes $83.9 million for the Ilo smelter modernization, $54.4 million for the Toquepala leach dump project and $123.7 million for additions and replacement of equipment at the Company’s three operating areas.

Cash Flows - Financing Activities:  Financing activities provided cash of $3.8 million in 2003 and $28.0 million in 2001.  In 2002, financing activities used cash of $120.3 million.

In 2003, the Company issued $50 million in bonds in the Peruvian market.  Proceeds from these bonds will be used to help finance the Company’s capital programs.  Dividends paid during the year amounted to $45.3 million and represented 50% of the earnings on which they were paid.  In addition, the Company paid $0.4 million to holders of investment shares.  The Company also purchased investment shares for $0.6 million.

Financing activities used cash of $120.3 million in 2002 and included debt payments of $122.9 million, including a prepayment of $121 million, new debt incurred of $25.9 million and escrow funds of $7.2 million returned to the Company.  In addition, the Company paid dividends of $21.5 million to common stockholders and $0.3 million to holders of investment shares.  The Company also purchased investment shares for $8.7 million.

LIQUIDITY AND CAPITAL RESOURCES:

Financing: In 2001, the Company was authorized by the Comision Nacional Supervisora de Empresas y Valores (“CONASEV”) to issue up to $750 million of bonds in the Peruvian market.  The goal of this bond facility is to support the Company’s expansion and modernization program, by extending maturity of the Company’s debt obligations and by reducing financing costs.  In February 2002, the Company sold to investors in Peru bonds for $25.9 million, at an interest rate of LIBOR plus 3%, with maturities ranging from May 2005 to February 2012.  In 2003, the Company sold to investors in Peru bonds for $50 million with maturities ranging from January 2005 to May 2010.  These bonds were sold in two tranches of $25 million each and have interest rates of LIBOR plus

2.375% and LIBOR plus 2.3125%.  Prior to 2002, $123.1 million of bonds were sold under this program with maturities ranging from March 2005 to December 2011.  Total issuances under the program now total $199 million.  The interest rates on these bonds are adjusted on a quarterly basis.  Proceeds from the sale of these bonds are being used to finance a portion of the Company’s capital spending program.

In 1999, the Company entered a $100 million, 15-year loan agreement with Mitsui maturing in 2013.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO rate at December 31, 2003 was 1.23%).  This facility provided additional committed financing for SPCC’s modernization and expansion program, and was fully disbursed as of December 31, 2001. The Mitsui credit agreement is collateralized by pledges of receivables of 31,000 tons of copper per year.

At December 31, 2003 the Company had outstanding borrowings of $349 million, compared with $299 million at December 31, 2002.

Both the Mitsui agreement and the Peruvian bond program require the Company to maintain a minimum stockholders’ equity of $750 million, and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  The Peruvian bond program contains a limitation on the payment of stockholder dividends of no more than 50% of net income for any fiscal year.  The Company was in compliance with the various financing agreements at December 31, 2003.

On March 31, 2003, Southern Peru Holdings Corporation, the 54.2% direct stockholder of the Company, and a subsidiary of ASARCO, sold all its stock in the Company to AMC, the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  Pursuant to a financing agreement, AMC has agreed to comply with financial covenants, involving SPCC, including covenants requiring the maintenance of minimum stockholders’ equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions, specific debt to equity ratios and interest coverage ratios.  At December 31, 2003 the Company was in compliance with these covenants.

The Company expects that it will meet its cash requirements for 2004 and beyond from internally generated funds, cash on hand, and from additional external financing if required.

At December 31, 2003, the Company’s debt as a percentage of total capitalization (the total of debt, minority interest of investment shares and stockholders equity) was 20.9% as compared with 19.3% at December 31, 2002.  At December 31, 2003, the Company’s cash and marketable securities amounted to $295.5 million, compared to $147.5 million at December 31, 2002.

Contractual Obligations:  The following table summarizes SPCC’s significant contractual obligations as of December 31, 2003 (in millions):

		Payments due by Period
	Total	2004	2005 to 2006	2007 to 2008	2009 and Thereafter

Long-term debt	$349.0	$60.0	$65.5	$116.4	$107.1
Commitment to purchase energy	1,490.6	93.4	188.8	201.3	1,007.1
Capital purchase obligations	320.6	75.6	235.0	10.0	—
Total	$2,160.2	$229.0	$489.3	$327.7	$1,114.2

Please refer to Note 14 of the Company’s financial statements to see a description of the Company’s long-term debt arrangements and credit facilities.

The Company has a commitment to purchase power from Enersur S.A. until 2017.  Amounts indicated on the above table are based on power costs in 2003, which are subject to change as energy generation costs change, and the Company’s forecasted power requirements through the life of the agreements change, (See also Energy Matters and Water Resources under Item 1, on page 5).

Under the Company’s PAMA (See Environmental Matters on pages 28 to 30) SPCC has committed to bring operations to environmental standards established by the government of Peru.  The capital purchase obligation in the above table is for the estimated cost of completing the Ilo smelter modernization, the remaining obligation under the Company’s PAMA.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon SPCC’s indebtedness at December 31, 2003 a 100 basis point interest change would impact net income and cash flows by $2.4 million annually.

The Company is also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than the Company’s functional currency.  To manage the volatility related to this risk, the Company may enter into forward exchange contracts.  The Company has only had limited involvement with derivative instruments and does not use them for trading purposes.

There is market risk arising from the volatility and price sensitivity of copper prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, and giving no effect to potential hedging programs or changes in the past production, metal price sensitivity factors would indicate the following increase in estimated 2003 earnings per share resulting from metal price increases in 2003.  Estimates are based on 80.0 million shares outstanding.

	Copper	Silver	Molybdenum
Change in Metal Price	$0.01	$1.00	$1.00
Annual Change in Earnings per Share	$0.06	$0.03	$0.13

DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $45.4 million or $0.57 per share in 2003, $28.7 million, or $0.36 per share in 2002, and $28.8 million or $0.36 per share, in 2001.  Distributions to the investment share minority interest were $0.4 million, $0.3 million and $0.5 million in 2003, 2002 and 2001, respectively.

On February 3, 2004 a dividend of $0.27 per share, totaling $21.6 million, was declared, payable March 9, 2004.  The Company’s dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program, including the smelter modernization, and expected future cash flow generated from operations.

At the end of 2003 and 2002, the authorized and outstanding capital stock of the Company consisted of 65,900,833 shares of Class A common stock par value $0.01 per share; and 34,099,167 authorized shares of common stock, par value $0.01 per share, of which 14,112,942 common shares were outstanding at December 31, 2003 and 14,107,587 shares were outstanding at December 31, 2002.

ENVIRONMENTAL MATTERS

On October 14, 2003 the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The Peruvian Ministry of Energy and Mines (“MEM”) is required to issue further guidance regarding the details of the new law.  MEM was required to publish within 60 business days, or by January 9, 2004, a draft of regulations necessary to implement this law, and within three months, or by April 9, 2004, final regulations.  Further guidance has not yet been issued by MEM.  The new law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within six months, or before April 15, 2004,.  It is expected that the regulations, once published, will provide a new deadline.  The law will require companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditures to satisfy its requirements.  The liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the generalities of the law.  The Company is studying the impact this law will have on its results, but does not expect to be able to estimate the effect until regulations are published.

The Company’s activities are subject to Peruvian laws and regulations.  As part of these regulations, SPCC submitted in 1996 the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA) to the Peruvian Government.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SPCC’s PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to bring the existing operations to the environmental standards established by the government.  By the end of 2003, thirty-one of such projects were already completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.

The Company’s PAMA provided that the smelter would be modernized in a two-phase project; the first phase to be completed by the end of 2003 and the second and final phase by January 2007.  In January 2002 the MEM approved the modified one-phase project to be initiated by the fourth quarter of 2002 and completed by December 2004.  Given economic, political and market conditions, in November 2002, the Company submitted a new request to MEM to reschedule the smelter modernization timetable and to start the project by the end of 2003, with completion no later than 2007.  In the third quarter of 2003 the MEM accepted the modification proposed by the Company to complete the smelter expansion and modernization no later than 2007.

In July 2003, the Company awarded the contract to provide the technology and basic engineering for the expansion and modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  The contract has been submitted to MEM for their information.  The cost of the project was previously estimated to exceed $600 million.  The new estimated cost to complete this project is $320.

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

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (“SCP”), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions.  During 2003, in conjunction with the operation of the smelter’s sulfuric acid plant that produced over 355,000 tons, the SCP has contributed to improve the quality of air in Ilo.  In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation program for slag removal on the beaches to the north of the smelter.  This program, part of the PAMA, is scheduled to be completed by January 2007, in compliance with PAMA regulations.  The estimated cost of this project is $1.9 million.

Environmental capital expenditures for the period 1999-2003 exceeded $59 million.  The Company foresees significant environmental capital expenditures in 2004.  Approximately $84 million has been budgeted for the smelter project in 2004.

IMPACT OF NEW ACCOUNTING STANDARDS

For a description of the impact of new accounting standards see Note 1, “Summary of Significant Accounting Policies - Impact of New Accounting Standards” on pages 39 to 40.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost per pound to GAAP cost of good sold per pound, dollars and pounds are in millions.

	2003	2002	2001

Cost of sales	$468.5	$442.5	$452.6
Workers participation and other	(18.0)	(4.7)	(7.8)
Inventory change	(9.7)	(1.0)	(0.2)
Sub total	$440.8	$436.8	$444.6

Treatment and refining charges	2.3	3.5	5.1
Administrative and other	27.2	27.6	30.9
By product credit	(147.9)	(99.1)	(74.6)
Operating cash cost (A)	$322.4	$368.8	$406.0

Total pounds of copper produced (B)	808.9	809.0	823.4

Operating cash cost per pound ((A) divided by (B))	0.399	0.456	0.493
*Reconciliation of pounds
Total mine copper production	826.0	763.9	754.5
Purchased concentrates	6.7	66.2	88.7
Metallurgical loss	(23.8)	(21.1)	(19.8)
Total pounds produced	808.9	809.0	823.4

Item 8.  Financial Statements and Supplementary Data

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31, (in thousands, except for per share amounts)	2003	2002	2001
Net sales:
Stockholders and affiliates	$5,214	$9,137	$29,968
Others	793,192	655,513	627,553
Total net sales	798,406	664,650	657,521
Operating cost and expenses:
Cost of sales	468,453	442,477	452,648
Administrative and other	27,247	27,574	30,904
Depreciation, amortization and depletion	73,579	67,840	76,285
Exploration	12,293	7,766	8,461
Total operating costs and expenses	581,572	545,657	568,298

Operating income	216,834	118,993	89,223

Interest income	3,363	2,796	16,875
Interest expense	(13,165)	(14,415)	(39,323)
Other income (expense)	(133)	(9,840)	1,647

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	206,899	97,534	68,422

Taxes on income	84,969	36,122	21,175

Minority interest of investment shares	1,158	857	696

Earnings before cumulative effect of the change in accounting principle	120,772	60,555	46,551

Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	1,541	—	—

Net earnings	$119,231	$60,555	$46,551

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.51	$0.76	$0.58
Cumulative effect of the change in accounting principle, net of income tax	(0.02)	—	—
Net earnings – basic and diluted	$1.49	$0.76	$0.58
Dividends paid	$0.57	$0.36	$0.36

Weighted average shares outstanding-basic	80,012	80,005	80,002
Weighted average shares outstanding-diluted	80,017	80,009	80,004

The accompanying notes are an integral part of these financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31, (Dollars in thousands)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$295,472	$147,537
Accounts receivable:
Trade
Stockholders and affiliates	5,756	4,957
Other trade	81,610	52,722
Other	1,872	2,666
Inventories	76,692	91,880
Prepaid taxes	9,577	6,558
Other current assets	4,972	4,552
Total current assets	475,951	310,872
Net property	1,118,202	1,136,979
Capitalized mine stripping costs, net	215,207	181,558
Intangible assets	109,007	112,017
Other assets	12,385	10,820
Total assets	$1,930,752	$1,752,246
LIABILITIES
Current liabilities:
Current portion of long-term debt	$60,000	$—
Accounts payable:
Trade	39,868	30,175
Other	8,454	9,202
Other current liabilities	78,875	61,417
Total current liabilities	187,197	100,794

Long-term debt	289,043	299,043
Deferred income taxes	110,075	88,566
Other liabilities	15,854	14,792
Asset retirement obligation	5,267	—
Total non-current liabilities	420,239	402,401

Commitments and Contingencies (Note 19)

Minority interest of investment shares	7,913	7,676

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01; shares authorized: 34,099,167; shares issued: 14,324,248	143	143
Class A Common stock, par value $0.01; shares issued and authorized: 65,900,833	659	659
Additional paid-in capital	265,745	265,745
Retained earnings	1,053,528	979,649
Treasury stock, at cost, common shares, 2003 — 211,306; 2002 — 222,506	(4,672)	(4,821)
Total Stockholders’ Equity	1,315,403	1,241,375
Total Liabilities, Minority Interest and Stockholders’ Equity	$1,930,752	$1,752,246

The accompanying notes are an integral part of these financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31, (Dollars in thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net earnings	$119,231	$60,555	$46,551
Cumulative effect of the change in accounting principle, net of income tax	1,541	—	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	73,579	67,840	76,285
Remeasurement (gain) loss	(2,256)	(2,256)	2,292
Capitalized mine stripping	(40,195)	(52,054)	(47,430)
Provision for deferred income taxes	23,602	3,920	(3,253)
Minority interest of investment shares	1,158	857	696

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(28,862)	16,222	60,899
Inventories	15,188	9,151	13,900
Accounts payable and accrued liabilities	25,786	2,535	(11,080)
Other operating assets and liabilities	5,233	5,236	5,913
Prepaid taxes	(3,019)	18,236	6,220
NET CASH PROVIDED FROM OPERATING ACTIVITIES	190,986	130,242	150,993

INVESTING ACTIVITIES
Capital expenditures	(49,834)	(76,866)	(113,618)
Sales of investments and property	55	226	83
NET CASH USED FOR INVESTING ACTIVITIES	(49,779)	(76,640)	(113,535)

FINANCING ACTIVITIES
Debt incurred	50,000	25,922	473,121
Debt repaid	—	(122,914)	(424,339)
Escrow deposits on long-term loans	89	7,244	9,291
Dividends paid to common stockholders	(45,352)	(21,494)	(28,792)
Distributions to minority interests	(408)	(305)	(462)
Purchases of investment shares	(526)	(8,745)	(851)
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	3,803	(120,292)	27,968

Effect of exchange rate changes on cash	2,925	1,370	(1,657)

Increase (decrease) in cash and cash equivalents	147,935	(65,320)	63,769
Cash and cash equivalents, at beginning of year	147,537	212,857	149,088

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$295,472	$147,537	$212,857
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,188	$18,112	$43,630
Income taxes	$16,011	$9	$130
Supplemental schedule of noncash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable to affiliate	$212	$6,160	$—
Accounts receivable from shareholders offset by dividends paid	$—	$7,213	$—

The accompanying notes are an integral part of these financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, (Dollars in thousands)	2003	2002	2001
CAPITAL STOCK:
COMMON STOCK:
Balance at beginning and end of year	$143	$143	$143

CLASS A COMMON STOCK:
Balance at beginning and end of year	659	659	659

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning and end of year	265,745	265,745	265,745

TREASURY STOCK:
Balance at beginning of year	(4,821)	(4,922)	(4,963)
Used for corporate purposes	149	101	41
Balance at end of year	(4,672)	(4,821)	(4,922)

RETAINED EARNINGS:
Balance at beginning of year	979,649	947,830	930,071
Net earnings	119,231	60,555	46,551
Dividends paid, per common stock and class A common stock, per share, 2003 - $0.57, 2002 - $0.36, 2001 -$0.36	(45,352)	(28,706)	(28,792)
Stock awards	—	(30)	—
Balance at end of year	1,053,528	979,649	947,830
TOTAL STOCKHOLDERS’ EQUITY	$1,315,403	$1,241,375	$1,209,455

The accompanying notes are an integral part of these financial statements.

SOUTHERN PERU COPPER CORPORATION

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Summary of Significant Accounting Policies

Description of the Business:

The Company, an integrated producer of copper, operates mining, smelting and refining facilities in the southern part of Peru.  The Company conducts its operations in Peru through a registered branch.  The Branch is not a corporation separate from the Company.  It is, however, an establishment, registered pursuant to Peruvian law, through which the Company holds assets, incurs liabilities and conducts operations in Peru.  The Branch comprises substantially all the assets and liabilities of the Company associated with its copper operations in Peru.

Principles of consolidation:

The consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries (the “Company” or “SPCC”) include the accounts of subsidiaries in which the Company has voting control, and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions include the carrying value of ore reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation, closure and retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); bad debts; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivate instrument under SFAS No. 133 “Accounting for Derivative

Instruments and Hedging Activities” (“FASB 133”) as amended.  The Company sells copper in blister and refined form at industry standard commercial terms.  Net sales include the invoiced value of copper, silver, molybdenum, acid and other metals.

Cash equivalents:

Cash equivalents include all highly liquid investments with original maturities of three months or less.

Inventories:

Metal inventories are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs.  Supplies inventories are carried at average cost less a reserve for obsolescence.

Property:

Property is recorded at acquisition cost, net of accumulated depreciation and amortization.  Cost includes major expenditures for improvements and replacements, which extend useful lives or increase capacity and interest costs associated with significant capital additions.  Maintenance, repairs, normal development costs at existing mines, and gains or losses on assets retired sold are reflected in earnings as incurred.

Mine development includes the cost of acquiring land rights to an exploitable ore body, pre-production stripping costs at new mines that are commercially exploitable, costs associated with bringing new mineral properties into production, and removal of overburden to prepare unique and identifiable areas outside the current mining area for such future production.

Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 40 years or the estimated life of the mine if shorter.  Mine development costs are amortized on a unit of production basis over the average life of the mines, which is estimated at December 31, 2003, to be 29 years, and 33 years for Toquepala and Cuajone, respectively.

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

Intangible assets:

Intangible assets include mining concessions acquired through the purchase of outstanding investment shares and mining and engineering development studies.

Intangible assets are carried at acquisition costs, net of accumulated amortization and are amortized on a unit of production basis over the estimated remaining life of the mines. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Ore Reserves:

Southern Peru periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs.  The Company’s current ore reserve estimates utilize a three year average price per pound of copper assumption and actual production cost data as of the most recent reserves declarations, which were made in 1998 for the Cuajone mine and in 1999 for the Toquepala mine.  The three-year price of copper used in determining 2003 ore reserves was 76 cents per pound.  Prior to 2003, the Company utilized a 90 cents per pound copper price in its ore reserve estimates, which the Company believes to be a valid price assumption over an extended period.  At December 31, 2003 the three-year average price per pound of copper was 75 cents and is being used to determine ore reserves for 2004.  At December 31, 2003 the remaining lives of the Company mines are 29 years and 33 years, for the Toquepala and Cuajone mine, respectively.

The reserves estimates have been adjusted for actual production since the most recent reserve declarations.  Many companies declare their ore reserves on an annual basis.  The Company believes that ore reserves determined by its method closely approximates the ore reserve quantities if they were determined as of December 31, 2003.

Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping, depletion of mineral land and amortization of the intangible asset mineral land.

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

The Company’s estimate as to proven and probable ore reserves in its Toquepala mine used to determine the 2003 mine stripping ratio was 593.4 million tons of sulfide ore at January 1, 2003.  The Company’s estimate as to proven and probable ore reserves in its Cuajone mine used to determine the 2003 mine stripping ratio was 1,131.4 million tons of sulfide ore at January 1, 2003.  Such estimates were determined using a 76 cents per pound copper price assumption.  As of January 1, 2004, the Company revised such ore reserve estimates using a copper price assumption of 75 cents per pound.

The Company’s policy results in the smoothing of stripping costs over the life of the mine and, in view of the Company, better facilitates the matching of mine production costs over the life of the mine with the mine’s revenues.

Stripping costs are assessed for recoverability as part of property plant and equipment and reviewed whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  If recoverable value has fallen below carrying value, the asset is written down to its recoverable value.

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

The Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future sales.  Options are carried at fair value with unrealized gains or losses recognized in current earnings.  The Company did not purchase, create or own any put options in any of the three years ended December 31, 2003.

Swap agreements:

Fuel swap agreements may be used to limit the effect of changes in the price of fuel.  Fuel swaps are carried at fair value with unrealized gains or losses recognized in current earnings.  The differential to be paid or received as fuel prices change is recorded as a component of cost of sales in the period the swap covers.  The Company was not party to any fuel swap agreements in any of the three years ended December 31, 2003.

Foreign Currency:

The Company may use foreign currency swaps to limit the effects of exchange rate changes on future cash flow obligations denominated in foreign currencies.  A currency swap establishes a fixed dollar cost for a fixed amount of foreign currency required at a future date.  Foreign currency swaps are carried at fair value with unrealized gains or losses recognized in current earnings.  The difference between the published price of foreign currency and the price established in the contract for the month covered by the swap is recognized as part of the underlying transaction.  The Company held no currency swaps agreements for 2003 and 2002.  During the year ended December 31, 2001, the Company settled currency swap agreements on a portion of its capital costs contracted in Euros for which there was a loss of approximately $2.2 million.

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely than not that will not be realized.

Stock-Based Compensation:

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25).  Under the intrinsic value method, the Company records compensation expense related stock options in its consolidated statement of operations when the exercise price of employee stock-based award is less than the market price of the underlying stock on the date of the grant.  See note 17 “Stock-Based Compensation” for the impact on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) to stock-based incentives.

Foreign Exchange:

The Company’s functional currency is the US dollar.  The consolidated financial statements include the accounts on the Company’s Peruvian Branch (“Branch”).  The Branch maintains its books of account in New Soles.  Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for inventory, property, plant and equipment and other assets which are remeasured at historical exchange rates.  Revenues and expenses are generally translated at average exchange rates in effect during the period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are included in net earnings.

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales” and amounted to $2.2 million, $2.3 million and $(2.3) million in 2003, 2002 and 2001, respectively.

Business Segment:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires companies to provide certain information about their operating segments.  Based on the information monitored by the Company’s operating decision makers the Company has identified that its operations are within one reportable segment.  Accordingly, solely financial information due to the principal business of producing copper have been presented.

Impact of New Accounting Standards:

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The liability is measured at fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded.  The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.  The Company has determined that a retirement obligation exists for a portion of its long-lived assets.  These assets include a dam on the Torata River, close to the Company’s Cuajone mine and the SX/EW facility.  The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company’s consolidated statement of earnings.  In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers’ participation benefits of $0.9 million.  The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.5 million for the year 2003 and has been included as an operating cost in the Consolidated Statement of Earnings.  If the Company adopted SFAS 143 in 2002 an asset retirement obligation of $4.5 million would have been recorded as of January 1, 2002.  The asset retirement obligations were established based on the Company’s environmental impact studies for these projects.  The Company’s retirement obligation for the dam is based on a weighting of two options available to the Company at the end of the dams useful life.  These options are to turn the dam over to the local municipality and provide maintenance for a number of years or to demolish the dam and restore the river to its natural course.  The Company’s retirement obligation for the SX/EW facility requires a dismantling of the plant and reclamation of the property.  The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.

Effective January 1, 2003, the Company implemented SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections”, under which gains and losses from extinguishment of debt are classified as extraordinary items only if they meet criteria outlined in Accounting Principles Bulletin No. 30.  Under SFAS No. 145 the Company reclassified the 2002 and 2001 extraordinary losses on the early extinguishment of debt to earnings from continuing operations in the Company’s comparative statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employees Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The adoption of SFAS No. 146 did not have a material effect on them Company’s financial statements.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the Company must disclose and may be required to recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material effect on the Company’s financial statement.

Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148).  SFAS No. 148 does not alter the provisions of SFAS No. 123, nor does it require stock-based compensation to be measured under the fair-value approach under SFAS No. 123.  The Company uses the disclosure only provisions of SFAS No. 123.  The adoption of SFAS No. 148 did not have a material effect on the Company’s financial statements.

Effective February 1, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under this interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company has not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to December 31, 2003 nor is it party to any such arrangements. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

2.                                       Reclassifications

Intangible Assets: Based on guidance provided in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has reclassified certain assets as “Intangible assets” on its balance sheet. In connection with the Company’s acquisition of Southern Peru investment shares, (formerly labor shares) the excess amount paid over the book value of shares acquired has been reclassified in 2003 from Net property to Intangible assets.  In addition, certain long-term mine engineering and development study costs have been reclassified as mining concessions included in intangible assets.  Previously reported historical amounts also have been reclassified for comparative purposes.  These assets will continue to be amortized over their respective useful lives.  The reclassification had no effect on the Company’s earnings or stockholder’s equity.

In December 2002, the SEC commented on certain reporting and disclosure requirements related to capitalized waste stripping costs.  Among other things, the SEC indicated that capitalized waste stripping costs should be presented separately from net property on the face of the balance sheet, and that such capitalized costs should be included in cash flows from operating activities in the statement of cash flows.  As a result of such SEC guidance, the Company reclassified additions of capitalized waste stripping costs to cash flows from operating activities in the 2001 statements of cash flows.

3.                               Restructuring Charges

The Company’s 2002 results include a $3.1 million pre-tax charge ($2.1 million after-tax and workers’ participations) for severance costs associated with the Company’s cost reduction program.  The severance costs accrued is for 154 employees at the Company’s locations in Peru.  Approximately $2.6 million of the provision is included as a cost of sales deduction on the Company’s consolidated statement of earnings, and a $0.5 million is included in administrative expense as it relates to non-operating personnel.  This accrual was paid in full in 2002.

4.                               Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31, (in millions)	2003	2002	2001
U.S. Federal and state
Current	$4.0	$0.8	$10.3
Deferred	2.3	1.4	1.0
	6.3	2.2	11.3
Foreign:
Current	57.4	31.9	14.2
Deferred	21.3	2.0	(4.3)
	78.7	33.9	9.9
Total provision for income taxes	$85.0	$36.1	$21.2

The preceding table does not include a deferred tax benefit of $0.6 million associated with the adoption of SFAS No. 143 and the cumulative effect of the change in accounting principle.

Reconciliation of the statutory income tax to the effective tax rate is as follows:

For the years ended December 31,	2003	2002	2001
Peruvian income tax at maximum statutory rates	27.0%	27.0%	30.0%
U.S. income tax at statutory rate	35.0	35.0	35.0
Utilization of foreign tax credits	(25.7)	(23.9)	(29.0)
Percentage depletion	(9.0)	(10.3)	(4.8)
Income not deductible (taxable) in Peru	0.9	1.8	(3.8)
Additional tax on leachable ore	0.5	1.1	—
Alternative Minimum or Additional Tax	1.8	1.4	1.1
Peruvian tax on net income deemed distributed	2.5	2.6	—
Change in Peruvian tax rate as of January 1, 2004	4.9	—	—
Other	3.2	2.3	2.5
Effective income tax rate	41.1%	37.0%	31.0%

The increase in the 2003 effective tax rate from the 2002 effective tax rate is primarily due to the increase in the carrying value of deferred taxes as a result of the enacted income tax rate increase from 27% to 30% in Peru.  The 2002 effective tax rate increased from the 2001 effective tax rate as a result of the Peruvian tax on net income deemed distributed and diminished utilization of foreign tax credits, partially offset by the benefit of a 2002 reduction from 30% to 27% in the statutory income tax rate.

Deferred taxes include both the U.S. and Peruvian tax effects of the following types of temporary differences and carryforwards, net of foreign tax credit effects:

Deferred tax assets (liabilities) At December 31, (in millions)	2003	2002
Current:
Accounts receivable	$0.7	$0.8
Other	0.2	0.1
Net deferred tax assets	0.9	0.9
Non-current:
Foreign tax credit carryforwards	52.0	25.4
AMT credit carryforwards	15.9	14.0
Property, plant and equipment	(160.1)	(117.6)
Other	11.0	8.6
Valuation allowance for deferred tax assets	(28.9)	(19.0)
Net deferred tax liabilities	(110.1)	(88.6)

Total net deferred tax liabilities	$(109.2)	$(87.7)

At December 31, 2003, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $52.0 million expiring as follows: $1.2 million in 2004, $9.6 million in 2006, $22.4 million in 2007 and $18.8 million in 2008.  Approximately $3.1 million foreign tax credit carryforwards expired in 2003 and no foreign tax credit carryforwards expired in 2002.  Foreign tax credit carryforwards amounting to approximately $18.8 million were created in 2003.

The Company’s valuation allowance consists of $13.0 million foreign tax credits and $15.9 million in AMT credit carryforwards.  The increase in the valuation allowance of $9.8 million from 2002 to 2003 is mostly attributable to the increase in the value of the net Peruvian deferred tax liability and the increase in foreign tax credits.  The increase in the net Peruvian deferred tax liability, most of which arose as a result of the increase in the Peruvian tax rate, resulted in a corresponding decrease in the net U.S. deferred tax liability and utilization of less foreign tax credit carryforwards.  Management believes that it is more likely than not that the remaining foreign tax credits of $39.0 million will be realized.

The Company has not recorded a benefit for the alternative minimum tax (“AMT”) credits, which are not available to reduce AMT.  Because of limitations on both percentage depletion and foreign tax credits under the AMT, the Company expects an AMT liability for the foreseeable future.  Thus, while such credits do not expire, it is unlikely they will continue to be utilized in the future as management estimates that the Company will not generate sufficient regular U.S. taxable income after deductions for percentage depletion and application of regular foreign tax credits.

On December 23, 2003, the Peruvian government established a new tax rate of 30% for years beginning after 2003.  Although this new rate does not affect the current taxes payable, the change in the tax rate does require that the deferred Peruvian assets and liabilities be revalued at the tax rate expected to apply when these assets and liabilities are realized.  Accordingly, the Company recorded a charge of $10.1 million as additional deferred tax expense.

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

In accordance with a 1996 agreement with the Peruvian government, income generated from the SX/EW operations is taxed at a fixed rate of 30% through the year 2010.  Additionally, Peru’s Congress also established a new tax on distributed earnings at a rate of 4.1% starting in 2002.  As a branch, SPCC’s earnings are deemed distributed to SPCC, the U.S. Corporation, at the closing of the fiscal year.  SPCC, the U.S. Corporation, is the payer of the 4.1% tax while SPCC, the branch, is the withholding and remitting agent.

As a large corporation, the Company is regularly audited by the federal, state and foreign tax authorities.  All of these audits can result in proposed assessments.  In 2002, the Internal Revenue Service (“IRS”) issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996.  In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest. Generally, the years 1994 through 1996 are now closed to further adjustment.

The IRS is now completing their field audit of the tax years 1997 through 1999 as well as beginning their field audit work of tax years 2000 through 2002.  During the audit of the tax years 1997 through 1999, the IRS has questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  The Company and the IRS have jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  A response from the National Office is expected sometime during 2004.  The years 1997 through 1999 will remain open until the inventory value issue is resolved.  The Company believes that in all material respects the positions that is reporting to the IRS are correct and appropriate.

In prior years, the Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method, deduction of other expenses related to charges incurred outside of Peru, and the deduction of certain interest expense for each of the above mentioned years. The Company appealed these assessments.  In February 2003, the Peruvian tax court affirmed SUNAT’s assessments with regard to depreciation and deductions of other expenses incurred outside of Peru for the years 1996 and 1997. In view of this decision, the Company withdrew its challenge of similar assessments for depreciation and other expenses made by SUNAT for the years 1998 and 1999.  Accordingly, in 2003 the Company recorded a charge to workers’ participation, (included in cost of sales on the statement of earnings) and income tax expense of $0.5 million and $4.4 million, respectively, to recognize the cost of these assessments for the years 1996 through 1999.  The Peruvian tax court indicated that it will not assess penalties related to the 1997 tax year, with regard to this assessment.  However, penalties related to the tax years 1996, 1998 and 1999 may be assessed depending on the outcome of the Company’s appeal.

The Company continues to appeal SUNAT’s assessment related to the disallowance of certain interest expense and the related penalties for the years 1996 through 1999.  With regard to this appeal, the Company was required to issue a letter of credit of $3.4 million for the tax year 1996, which was deposited by SUNAT in August 2003.  This deposit is recorded in Other assets on the balance sheet.  Company management believes that it will prevail in this appeal.

5.                               Net Sales

Net sales by country were as follows:

For the years ended December 31, (in millions)	2003	2002	2001
United States	$245.7	$231.0	$291.8
Italy	77.7	75.4	57.1
Switzerland	115.8	80.5	40.9
United Kingdom	57.7	50.1	88.7
Japan	82.4	81.5	74.8
Chile	85.0	26.3	19.3
Foreign - Other	134.1	119.8	84.9
Net sales	$798.4	$664.6	$657.5

At December 31, 2003, there were 22.5 million pounds of copper sales recorded at a provisional price of $1.05 per pound.  Also the Company has recorded 3.7 million pounds of molybdenum at a provisional price of $7.60 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the first quarter of 2004.  It is the opinion of management that the final pricing of these sales will not have a material effect on the Company’s financial results.

Under the terms of a forward sales contract with Union Minière as amended through November 12, 2003, the Company is required to supply Union Minière, through its agent, S.A. SOGEM N.V., with 18,000 tons of blister copper annually for a five-year period from January 1, 2004 through December 31, 2008 and 13,800 tons of blister during the year 2009.  The price of the copper, contained in blister, supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

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

6.                               Financial Instruments

The Company held no currency swap agreements for 2003 and 2002.  During the year ended December 31, 2001, the Company took physical settlement for its settled currency swap agreements related to a portion of its capital costs contracted in Euros for which there was a loss of approximately $2.2 million.  As a result of accepting Euros in settlement of these currency swap arrangements the Company acquired and held Euros as part of its cash balances in 2003 and 2002.  Due to these cash balances in Euros, the Company recognized exchange gains of $2.5 million and $2.7 million in 2003 and 2002, respectively.  The Company utilized its Euro cash balances in the first quarter of 2003.

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

Unrealized gains (loss) on provisionally priced sales included in account receivable were as follows at December 31 (in millions):

	2003	2002
Copper	$2.3	$0.2
Molybdenum	6.9	(0.8)
Total	$9.2	$(0.6)

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

	2003		2002
At December 31, (in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable associated with provisionally priced sales:
Copper	$23.7	$23.7	$3.8	$3.8
Molybdenum	27.9	27.9	1.7	1.7
Liabilities
Long-term debt	$349.0	$355.8	$299.0	$306.4

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-term debt:  Fair value is based on the quoted market prices for the same or similar issues.

7.                               Workers’ Participation

Provisions for workers’ participation are calculated at 8% of pre-tax earnings and are included in “Cost of sales” on the earnings statement.  The current portion of this participation, which is accrued during the year, is based on Branch taxable income and is distributed to workers following determination of final results for the year.  During the years ended December 31, 2003, 2002 and 2001, workers’ participation expense was $17.8 million, $8.5 million and $5.9 million, respectively.  $16.8 million, $8.9 million and $4.3 million were distributed for 2003, 2002 and 2001, respectively.

8.                               Minority Interest of Investment Shares

The minority interest of the Investment Shares is based on the earnings of the Company’s Peruvian Branch.

The Company acquired 0.2 million, 2.3 million and 0.2 million investment shares at a cost of $0.7 million, $8.8 million and $0.9 million in the years 2003, 2002 and 2001, respectively.  These acquisitions have been accounted for as purchases of minority interests.  The carrying value of the minority interest purchased was reduced by $0.5 million, $6.8 million and $0.7 million in 2003, 2002 and 2001, respectively, and the excess paid over the carrying value was assigned to intangible assets, and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.72% interest in the Branch at December 31, 2003 and are entitled to a pro rata participation in the cash distributions made by the Company.  The investments shares are recorded as a minority interest in the Company’s financial statements.

9.                               Inventories

At December 31, (in millions)	2003	2002
Metals:
Finished goods	$2.3	$1.7
Work-in-process	34.7	45.0
Supplies	39.7	45.2
Total inventories	$76.7	$91.9

10.                         Property

At December 31, (in millions)	2003	2002
Buildings and equipment	$2,043.0	$1,999.4
Mine development	222.1	218.6
Land, other than mineral	4.1	4.1
Total property	2,269.2	2,222.1
Accumulated depreciation, amortization and depletion	(1,151.0)	(1,085.1)
Net property	$1,118.2	$1,137.0

During 2003, the Company capitalized $3.0 million in costs associated with establishing an asset retirement obligation.  The Company is depreciating these costs on a straight line basis over the life of the related assets.

During 2002, the Company changed the estimated useful lives of certain machinery and equipment to reflect additional information as to historical experience.  This change was accounted for prospectively and resulted in a reduction to depreciation expense of approximately $12.7 million in 2002.

Additionally, during 2002, the Company performed an analysis of the detailed fixed assets ledgers and noted an unreconciled difference that arose in prior years amounting to approximately $3.7 million between the subledger balance and the general ledger balance.  The Company took a pretax charge of $3.7 million to its 2002 earnings in order to correct for this difference.

11.                         Capitalized Mine Stripping Costs

At December 31, (in millions)	2003	2002
Capitalized mine stripping cost	$244.7	$204.6
Accumulated amortization	(29.5)	(23.0)
Capitalized mine stripping, net	$215.2	$181.6

Amortization of mine stripping is included in “Depreciation, amortization and depletion” and amounted to $6.5 million, $5.0 million and $3.0 million in 2003, 2002 and 2001, respectively.  Capitalized mine stripping costs will be fully amortized when existing mines currently in the production phase cease operations, which is estimated to occur in the years 2037 for Cuajone and 2033 for Toquepala.

The Company’s policy of deferring mine stripping costs has decreased operating costs by $33.6 million, $47.0 million and $44.5 million in 2003, 2002 and 2001, respectively, as compared to what such amounts would have been if the Company expensed mine stripping costs an incurred.

12.                         Intangible Assets

The following table summarizes the gross and net carrying amount of intangible assets at December 31, 2003 and 2002 (in millions):

At December 31,	2003	2002

Mining concessions	$121.1	$121.0
Mine engineering and development study	5.5	5.4
	126.6	126.4
Less, accumulated amortization	17.6	14.4
	$109.0	$112.0

Amortization expense on intangibles was $3.2, $2.2 and $2.7 for the years ended 2003, 2002 and 2001, respectively.  The estimated annual aggregate amortization expense for intangibles is $3.4 million for the years 2004 through 2008.

13.                         Other Current Liabilities

At December 31, (in millions)	2003	2002
Accrued workers’ participation	$16.7	$9.2
Accrued severance pay, current portion	0.8	0.8
Salaries and wages	6.2	7.2
Taxes on income	53.7	43.5
Other	1.5	0.7
Total other current liabilities	$78.9	$61.4

14.                         Debt and Available Credit Facilities

Long-term debt at December 31, (in millions)	2003	2002
8.25% Corporate bonds due 2004	$50.0	$50.0
8.75% Corporate bonds due 2007	50.0	50.0
4.1875% (4.4375% at December 31, 2002) Corporate bonds due 2005-2012	73.1	73.1
4.1875% (4.4375% at December 31, 2002) Corporate bonds due 2005-2012	25.9	25.9
3.5625% Corporate bonds due 2005-2010	25.0	—
3.5000% Corporate bonds due 2005-2010	25.0	—
2.48% (2.67% at December 31, 2002) MITSUI credit agreement due 2013	100.0	100.0
Total debt	349.0	299.0
Less, current portion	60.0	—
Total long-term debt	$289.0	$299.0

Interest paid by the Company (excluding amounts capitalized of $4.5 million, $6.6 million and $8.0 million in 2003, 2002 and 2001, respectively) was $12.6 million, $11.5 million and $35.6 million in 2003, 2002 and 2001, respectively.

Aggregate maturities of the borrowings outstanding at December 31, 2003, are as follows (in millions):

2004	$60.0
2005	32.3
2006	33.2
2007	83.2
2008	33.2
Thereafter	107.1
Total	$349.0

In 2001, the Company was authorized by the Comision Nacional Supervisora de Empresas y Valores (“CONASEV”) to issue up to $750 million of bonds in the Peruvian market.  The goal of this bond facility is to support the Company’s expansion and modernization program, by extending maturity of the Company’s debt obligations and by reducing financing costs.  In February 2002, the Company sold to investors in Peru bonds for $25.9 million, at an interest rate of LIBOR plus 3%, with maturities ranging from May 2005 to February 2012.  In 2003, the Company sold to investors in Peru bonds for $50 million with maturities ranging from January 2005 to May 2010.  These bonds were sold in two tranches of $25 million each and have interest rates of LIBOR plus 2.375% and LIBOR plus 2.3125%.  Prior to 2002, $123.1 million of bonds were sold under this program.  Total issuances under the program now total $199 million.  Proceeds from the sale of these bonds are being used to finance a portion of the Company’s capital spending program.  The LIBOR rate associated with these bonds, at December 31, 2003 and 2002 was 1.06% and 1.42%, respectively.  The interest rate on these bonds is adjusted on a quarterly basis.

In 1999, the Company entered a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO at December 31, 2003 was 1.23%).  This facility provided additional committed financing for SPCC’s modernization and expansion program, and was fully disbursed as of December 31, 2001. The Mitsui credit agreement is collateralized by pledges of receivables of 31,000 tons of copper per year.

In 2001, the Company prepaid in full a $400 million term loan.  A breakage fee of $0.1 million was paid in connection with this prepayment.  The unamortized balance of $3.1 million for the commission fee was expensed and included in other income (expense).

In 1997, the Company privately placed $150 million Secured Export Notes (“SEN”) in the United States and International markets.  These notes, which had been registered with the SEC had an average maturity of seven years, due from May 2000 to May 2007, and were priced at par with a coupon rate of 7.9%.  On February 1, 2002 the Company prepaid and canceled the balance of the $50 million SENS. In connection with this prepayment, the Company paid a premium of $11.4 million and expensed the unamortized balance of $1.0 million of deferred commission fee.  These amounts were expensed and included in Other income (expense) in 2002.

Both the Mitsui agreement and the Peruvian bond program require the Company to maintain a minimum stockholders’ equity of $750 million, and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  The Peruvian bond program contains a limitation on the payment of stockholder dividends of no more than 50% of net income for any fiscal year.  The Company was in compliance with the various financing agreements at December 31, 2003.  Included in other assets at December 31, 2003 and 2002, are $1.3 million and $1.4 million, respectively, held in escrow accounts as required by the Company’s loan agreements.  The funds are released from escrow as scheduled loan repayments were made.

At December 31, 2003, 2002 and 2001, the balance of capitalized debt issuance costs were $3.4 million, $3.5 million, and $4.9 million, respectively.  Amortization charged to interest expense was $0.6 million, $2.8 million and $5.4 million in 2003, 2002 and 2001, respectively.

15.                         Benefit Plans

Defined Benefit Pension Plans:

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru.  Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.  The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in commingled stock and bond funds.  The qualified plan is accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”  In the years ended December 31, 2003, 2002 and 2001, the net periodic benefit costs of this plan totaled $(0.1) million, nil and $(0.1) million, respectively.  The projected benefit obligation as of December 31, 2003 and 2002 totaled $12.0 million and $11.2 million, respectively, and the fair value of the plan assets totaled $9.7 million and $10.2 million, respectively.  The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors we expect our assets will earn an average of 5.0% per annum based on past returns assuming our long-term mix will be consistent with our current mix and an assumed discount rate of 6.0%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

The components of net periodic benefit costs are as follows:

For the years ended December 31, (in millions)	2003	2002	2001
Interest cost	$0.7	$0.8	$0.7
Expected return on plan assets	(0.8)	(0.8)	(0.8)
Curtailment loss	—	—	—
Net periodic benefit cost	$(0.1)	$—	$(0.1)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31, (in millions)	2003	2002
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$11.2	$10.3
Interest cost	0.7	0.8
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	1.0	1.0
Projected benefit obligation at end of year	$12.0	$11.2

Change in Plan Assets
Fair value of plan assets at beginning of year	$10.2	$10.2
Actual return on plan assets	0.5	0.9
Benefits paid	(0.9)	(0.8)
Administrative expenses	(0.1)	(0.1)
Fair value of plan assets at end of year	$9.7	$10.2

Reconciliation of Funded Status
Funded status	$(2.3)	$(1.0)
Unrecognized actuarial loss	2.1	0.7
Net amount reflected in consolidated Balance Sheet	$(0.2)	$(0.3)

Weighted Average Assumptions:
Discount rate	6.00%	6.75%
Expected long-term rate of return on plan assets	5.0%	8.0%
Rate of compensation increase	N/A	N/A

Post-retirement Health Care Plan:

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

Effective October 31, 2000 the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the then in effect post-retirement health care plan of ASARCO, a former shareholder of the Company and a subsidiary of Grupo Mexico, which offered substantially the same benefits and required the same contributions.  The plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  In the years ended December 31, 2003, 2002 and 2001, the net periodic benefit costs of this plan totaled $0.1 million each year.  The projected benefit obligation as of December 31, 2003 and 2002 totaled $1.8 million and $1.5 million, respectively.

The components of net period benefit costs are as follows:

For the years ended December 31, (in millions)	2003	2002	2001
Service cost	$—	$—	$—
Interest cost	0.1	0.1	0.1
Curtailment loss	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.1

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31 (in millions)	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$1.5	$1.5
Interest cost	0.1	0.1
Curtailment loss	—	—
Benefits paid	(0.1)	(0.1)
Actuarial loss	0.3	—
Benefit obligation at end of year	1.8	$1.5

Reconciliation of Funded Status
Funded status	$(1.8)	$(1.5)
Unrecognized actuarial loss	0.6	0.3
Postretirement benefit obligation	$(1.2)	$(1.2)

Weighted-Average Assumptions
Discount rate	6.0%	6.75%

Employee Savings Plan:

Through November 15, 2000, the Company maintained an employee savings plan for employees working in the United States and expatriate employees in Peru, which permitted employees to make contributions by payroll deduction pursuant to section 401(k) of the Internal Revenue Code.  Effective November 15, 2000 the savings plan was terminated and no further contributions from employees or the Company were accepted after that date. The plan received a final letter of determination from the Internal Revenue Service and is proceeding with the distribution of assets to plan participants.

16.                         Stockholders’ Equity

Common Stock:

The stockholders of the Company at December 31:

	2003		2002
	Shares	Percent of Total Number of Shares	Shares	Percent of Total Number of Shares
Class A Common Shares:
SPHC II Incorporated (a subsidiary of Grupo Mexico)	43,348,949	54.2%	—	—
Southern Peru Holdings Corporation (a subsidiary of Grupo Mexico)	—	—	43,348,949	54.2%
Cerro Trading Company, Inc.	11,378,088	14.2	11,378,088	14.2
Phelps Dodge Overseas Capital Corporation	11,173,796	14.0	11,173,796	14.0
Total Class A	65,900,833	82.4	65,900,833	82.4
Common Shares Outstanding	14,112,942	17.6	14,107,587	17.6
Total	80,013,775	100.0%	80,008,420	100.0%

Class A common shares are entitled to five votes per share.  Common shares are entitled to one vote per share.

On March 31, 2003, Southern Peru Holdings Corporation, the majority stockholder of the Company and a wholly owned subsidiary of ASARCO Incorporated, sold all its stock in the Company to Americas Mining Corporation (“AMC”), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.

Stock Options:

The Company has two stockholder approved plans, a Stock Incentive Plan and a Directors’ Stock Award Plan.  The Stock Incentive Plan provides for the granting of nonqualified or incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, as well as for the award of restricted stock, stock appreciation rights and bonuses payable in stock.  The price at which options may be granted under the Stock Incentive Plan shall not be less than 100% of the fair market value of the common stock on the date of grant in the case of incentive stock options, or 50% in the case of other options.  In general, options are not exercisable for six months and expire after 10 years from the date of grant.

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock.  At December 31, 2003 and 2002 645,060 shares are available for future grants under this plan.  The weighted average remaining contractual life of stock option’s outstanding as of December 31, 2003, was 4.1 years.

The Directors’ Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter.  Under the directors’ plan, 100,000 shares have been reserved for awards.  At December 31, 2003, 26,000 shares have been awarded under this plan.

The Company also sponsored a Deferred Fee Plan for Directors, which was terminated in July 2003.  Under the plan, directors’ fees could be credited to a cash subaccount, a company common stock subaccount or a combination thereof.  Compensation deferred to the cash subaccount earned interest based on U.S. Treasury debt obligations with a 10-year maturity.  Compensation deferred to the stock subaccount was credited as whole shares of Common Stock of the Company based on the stock’s fair market value on the date of such credit.  Dividends and fractional share amounts were aggregated until at least one share of Common Stock was credited at the then fair market value.  Payments were made in cash in a lump sum upon retirement or termination of service.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  Under the intrinsic value method, we record compensation expense related to stock options in our consolidated statement of operations when the exercise price of our employee stock-based award is less than the market price of the underlying stock on the date of the grant.  The Company has adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  As all awards of common stock have been granted at 100% of the fair market value, no compensation cost has been recognized for awards under the stock incentive plan pursuant to APB 25.  There have been no grants of options under the Stock Incentive Plan since 1999.

Pro forma net income and net income per share information, as required by SFAS No. 123, has been determined as if we had accounted for all employee stock options granted under SFAS No. 123’s fair value method.  The pro forma net loss of recognizing compensation expense in accordance with SFAS No. 123 was not material for each of the three years ended December 31, 2003.  The pro forma net loss per share would not have changed from the basic and diluted earnings per share as reported of $1.49, $0.76 and $0.58 in each of the years ended December 31, 2003, 2002 and 2001.

Stock option activity over the past three years under the Stock Incentive Plan was:

	Number of Shares	Weighted Average Price	Option Price (Range Per Share)
Outstanding at January 1, 2001	156,595	$15.30	$8.78 to 17.06
Granted	—
Exercised	(1,715)	14.29	13.46 to 14.45
Cancelled or expired	(650)	10.32	8.78 to 12.78
Outstanding at January 1, 2002	154,230	15.24	8.78 to 17.06
Granted	—
Exercised	(8,430)	11.18	8.78 to 12.78
Cancelled or expired	—
Outstanding at December 31,2002	145,800	15.47	8.78 to 17.06
Granted	—
Exercised	(23,700)	15.15	8.78 to 16.25
Cancelled or expired	—	—
Outstanding and exercisable
At December 31, 2003	122,100	$15.54	$8.78 to 17.06

17.                         Related Party Transactions

Grupo Mexico, the majority (54.2%) indirect stockholder of the Company and its affiliates, provide various support services to the Company.  In 2003, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative support services.  Grupo Mexico is reimbursed for these support services.  The total amount paid by the Company to Grupo Mexico for such services in 2003, 2002 and 2001 was $7.0 million in each year.

The Class A Common Stockholders and/or their affiliates, purchase copper products from the Company from time to time at prices determined by reference to the LME and COMEX market price for copper at such time.  The Company expects that its policy of determining prices for related party transactions by reference to the LME or COMEX market prices for copper at the time of any such transaction will be continued.

Subsidiary companies of Grupo Mexico purchased $3.4 million, $7.1 million and $10.4 million of copper products from SPCC in 2003, 2002 and 2001, respectively.

Sociedad Minera Cerro Verde S.A., an affiliate of Phelps Dodge and Phelps Dodge Corporation, affiliated companies of a shareholder of SPCC, purchased $1.9 million,

$2.1 million and $1.7 million of acid products from the Company in 2003, 2002 and 2001, respectively.

Cerro Wire and Cable Co. (“Cerro”) and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC, purchased $18.1 million of copper products from the Company in 2001.  There were no purchases by Cerro in 2003 and 2002.

In 2003 and 2001, the Company purchased from ASARCO, a former shareholder of the Company and a subsidiary of Grupo Mexico, used mining equipment and exploration properties in Chile.  In compliance with Peruvian regulations related to used vehicles and mining equipment, the trucks and mining equipment were independently appraised at fair market value at the time of purchase for $10 million for the assets purchased in 2003 and $5.2 million for the assets purchased in 2001.  In 2003, the Company purchased from ASARCO mining exploration properties in Chile, at a cost of $3.7 million.  The Company used an independent appraisal firm to determine the purchase price.

As of December 31, 2003, the Company had overdue receivables of $2.4 million from Americas Sales Corporation (“ASC”), a subsidiary of Grupo Mexico, for sales of copper products made in 2002 with customary terms.  Grupo Mexico has guaranteed payment of this receivable and the unpaid balance accrues interest.  The Company believes ASC intends to and has the ability to pay the amount due.

Additionally, on January 15, 2004, the Company entered into a tolling agreement with ASARCO.  Under the terms of the agreement in 2004 the Company will deliver to ASARCO, at its Amarillo, Texas refinery, 77,000 tons of copper cathodes for conversion into copper rods, which the Company will sell to customers in the United States.  Deliveries to the ASARCO refinery will be made on a monthly basis.  The Company will pay a tolling charge to ASARCO at competitive market terms.

The Company contracted an aggregate of approximately $1.2 million, $1.7 million and $2.2 million, in 2003, 2002 and 2001, respectively, for shipping services to and from Peru by Compañía Sud-Americana de Vapores S.A. (“CSAV”), and a subsidiary company.  CSAV is a company indirectly controlled by Quemchi, S.A. and Mr. Jaime Claro, a director of SPCC, is Chairman of Quemchi S.A.

The Company purchased $1.4 million, $0.7 million and $0.3 million in 2003, 2002 and 2001, respectively, of industrial materials from Higher Technology Solutions S.A. (“Higher Tec”), a Peruvian corporation and a related company.  Mr. Carlos Gonzalez, a son of SPCC’s President and General Director, is a partner in Higher Tec and the owner of the related party.  In addition, the Company purchased $0.2 million, $0.1 million and $0.1 million, in 2003, 2002 and 2001, respectively, of industrial materials from Société Française des Bandes Transporteuses (“S.F.B.T.”), a French Corporation.  Mr. Alejandro Gonzalez, a son of SPCC’s President and General Director, is affiliated with this company.

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

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Europe and Peru, or in commercial paper of highly rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2003, the Company had invested 51.97% of its cash equivalents and marketable securities with Peruvian banks, out of which 39.29% was invested with one institution.

During the normal course of business, the Company provides credit to its customers.  Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 66.9% and 68.0% of the trade accounts receivable at December 31, 2003 and 2002, respectively, of which one customer represented 10.4% and 16.4% at December 31, 2003 and 2002, respectively.

19.                         Commitments and Contingencies

In 1997, the Company sold its existing power plant to an independent power company, Enersur S.A., for $33.6 million.  In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase its power needs for twenty years commencing in 1997.

In March 2003, the Company agreed to amend the power purchase agreement, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement.  A new contract, documenting this agreement, was executed in June 2003.  The Company made a one-time contractual payment of $4.0 million to Enersur S.A. under terms of the new agreement. The new agreement releases Enersur S.A. from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization.  SPCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

Environmental:

On October 14, 2003 the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The Peruvian Ministry of Energy and Mines (“MEM”) is required to issue further guidance regarding the details of the new law.   MEM was required to publish within 60 business days, or by January 9, 2004, a draft of regulations necessary to implement this law, and within three months, or by April 9, 2004, final regulations.  Further guidance has not yet been issued by MEM.  The law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within six months, or before April 15, 2004.  It is expected that the regulations, once published, will provide a new deadline.  The law will require companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditures to satisfy its requirements.  The liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the generalities of the law.  The Company is studying the impact this law will have on its results, but does not expect to be able to estimate the effect until regulations are published.

The Company’s activities are subject to Peruvian laws and regulations.  As part of these regulations, SPCC submitted in 1996 the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA) to the Peruvian Government.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SPCC’s PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to bring the existing operations to the environmental standards established by the government.  By the end of 2003, thirty-one of such projects were already completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.

The Company’s PAMA, provided that the smelter would be modernized in a two-phase project; the first phase to be completed by the end of 2003 and the second and final phase by January 2007.  In January 2002 the MEM approved the modified one-phase project to be initiated by the fourth quarter of 2002 and completed by December 2004.  Given economic, political and market conditions, in November 2002, the Company submitted a new request to MEM to reschedule the smelter modernization timetable and to start the project by the end of 2003, with completion no later than 2007.  In the third quarter of 2003 the MEM accepted the modification proposed by the Company to complete the smelter expansion and modernization no later than 2007.

In July 2003, the Company awarded the contract to provide the technology and basic engineering for the expansion and modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  The contract has been submitted to MEM for their information.  The cost of the project was previously estimated to exceed $600 million.  The new estimated cost to complete this project is $320 million.

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

Starting in November of 1995, Southern Peru established and continues to operate the Supplementary Control Program (“SCP”), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions.  During 2003, in conjunction with the operation of the smelter’s sulfuric acid plant that produced over 355,000 tons, the SCP has contributed to improve the quality of air in Ilo.  In addition to the environmental programs dealing with air quality issues, the Company continues to have good results with the remediation program for slag removal on the beaches to the north of the smelter.  This program, part of the PAMA, is scheduled to be completed by January 2007, in compliance with PAMA regulations.  The estimated cost of this project is $1.9 million.

Environmental capital expenditures for the period 1999-2003 exceeded $59 million.  The Company foresees significant environmental capital expenditures in 2004.  Approximately $84 million has been budgeted for the smelter project in 2004.

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

On December 28, 2000, a lawsuit styled Flores vs. Southern Peru Copper Corporation was filed against the Company in federal court in New York City.  The Flores lawsuit sought unspecified compensatory and punitive damages for alleged personal injuries to eight persons resident in Peru arising from alleged releases into the environment from the Company’s operations in Peru.  The Flores lawsuit was similar to a suit filed in 1995 in Texas, for unspecified amounts, which was dismissed in 1996.

On July 16, 2002, the United States District Court for the Southern District of New York dismissed the complaint in the Flores lawsuit.

On August 28, 2002, the Flores plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Second Judicial Circuit.  In August 2003, the U.S. Court of Appeals for the Second Circuit affirmed the decision of the district court.  Since the plaintiffs did not appeal the decision to the U.S. Supreme Court, the case has concluded.

It is the opinion of management that the outcome of the aforementioned legal proceeding and tax contingencies mentioned in Note 5, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position of the Company and its consolidated subsidiaries.

20.                         Subsequent Event

On February 3, 2004, Grupo Mexico, the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of all the shares of Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), representing 99% of MM’s outstanding shares, in return for the issuance of additional shares of the Company.  MM holds substantially all of Grupo Mexico’s Mexican mining assets.

The Company has formed a special committee of Disinterested Directors, comprised of members of its Board to evaluate whether the proposal is in the best interest of the stockholders to the Company.  Southern Peru notes that there can be no assurance as to whether agreement can be reached with regard to this transaction.

If consummated, the transaction would result in the Company having a single class of common stock, listed on the New York and Lima stock exchanges.

21.                         Quarterly data (Unaudited)

Quarters

(in millions, except per share data)

	2003					2002
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Net sales	$174.8	$168.4	$209.5	$245.7	$798.4	$136.2	$193.4	$169.9	$165.2	$664.7
Operating income	$34.7	$37.9	$59.2	$85.0	$216.8	$21.3	$42.4	$25.9	$29.3	$119.0

Earnings before cumulative effect of change in accounting principle	$19.9	$21.6	$36.1	$43.2	$120.8	$4.6	$26.8	$14.4	$14.8	$60.6

Net earnings per share:
Basic and diluted	$0.25	$0.27	$0.45	$0.54	$1.51	$0.06	$0.34	$0.18	$0.18	$0.76
Dividend per share	$0.09	$0.11	$0.14	$0.23	$0.57	$0.07	$0.04	$0.16	$0.09	$0.36

REPORT OF INDEPENDENT AUDITORS

Mexico, D.F., January 28, 2004 (except for Note 20, which is as of February 3, 2004)

To the Board of Directors and Shareholders of Southern Peru Copper Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of earnings, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Southern Peru Copper Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The financial statements of the Company as of December 31, 2001 and for the year then ended, before the reclassification adjustments described in Note 2 to the financial statements were audited by other auditors, who have ceased operations.  Those auditors expressed an unqualified opinion on those statements in their report dated March 20, 2002.  Further, the financial statements of the Company as of December 31, 2002 and for the year then ended, and the reclassification adjustments made to the Company’s financial statements as of and for the year ended December 31 2001, described in Note 2 to the financial statements, were audited by other independent auditors whose report dated January 30, 2003 expressed an unqualified opinion on those statements.

PRICEWATERHOUSECOOPERS

INDEPENDENT AUDITORS’ REPORT

To Southern Peru Copper Corporation:

We have audited the accompanying consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company for the year ended December 31, 2001, before the reclassification adjustments described in Note 2 to the financial statements, were audited by other auditors who ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 20, 2002.

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

As discussed above, the consolidated financial statements of Southern Peru Copper Corporation and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations.  As described in Note 2, those financial statements have been revised to reclassify certain amounts in the Company’s statements of cash flows.  We audited the reclassifying adjustments described in Note 2 that were applied to revise the 2001 financial statements.  Our procedures included (1) comparing reclassification adjustments to the Company’s analysis obtained from management, (2) comparing the amounts of capitalized mine stripping presented in the statements of cash flows to supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassifying adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

New York, New York

January 30, 2003

The following report of the Independent Auditors is a copy of the previously issued by Arthur Andersen LLP in connection with the Company’s 2001 annual report on Form 10-K and has not been reissued by Arthur Andersen LLP.  Subsequent to the date of this report, the financial statements as of December 31, 2001 and for the two years in the period then ended have been revised to reclassify certain amounts in the Company’s balance sheets and statements of cash flows.  Those reclassification adjustments were audited by other auditors whose report appears on page A60.

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

On March 14, 2003, the Audit Committee of the Company appointed PricewaterhouseCoopers as the Company’s independent auditors for 2003, subject to ratification by the Company’s shareholders at the Company’s 2003 Annual Meeting of Shareholders. On May 30, 2003, the Company’s shareholders ratified the appointment of PricewaterhouseCoopers. Consequently, the Audit Committee dismissed Deloitte & Touche as the Company’s independent auditors on March 14, 2003.  Deloitte & Touche served as the Company’s independent auditors for the year ended December 31, 2002.

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

Item 9.A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Items 10, 11, 12, 13, and 14

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages A-12 to A-13.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 29, 2004 or will be provided by amendment to this Form 10-K, also to be filed no later than April 29, 2004.

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

3.                                       Exhibits

3.1	Restated Certificate of Incorporation, filed December 29, 1995

3.2	Certificate of Decrease, filed February 29, 1996

3.3	Certificate of Increase, filed February 29, 1996

3.4	Certificate of Decrease, filed March 24, 1997

3.5	Certificate of Increase, filed March 24, 1997

3.6	Certificate of Amendment of Restated Certificate of Incorporation, filed January 18, 2002

3.7	Certificate of Ownership and Merger merging Southern Peru Limited into Southern Peru Copper Corporation filed December 31, 1998

3.8	By-Laws, as last amended on February 3, 1998

10.1	Form of Agreement Among Certain Stockholders of the Company

10.2	First Amendment to the Agreement Among Certain Stockholders of Southern Peru Copper Corporation

10.3	Tax Stability Agreement, dated August 8, 1994, between the

Government of Peru and the Company regarding SX/EW facility (and English translation)

10.4	Incentive Compensation Plan of the Company

10.5	Stock Incentive Plan of the Company

10.6	Form of Directors Stock Award Plan of the Company

10.7	Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999. This plan was terminated effective July 2003

10.8	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V. in February 2004

14	Code of Ethics adopted by the Board of Directors on May 8, 2003

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)

23.2	Consent of Independent Accountants Deloitte & Touche LLP

23.3	Notice regarding Consent of Arthur Andersen LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8328

The exhibits listed as 10.4 through 10.8 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

(B)                       Reports on Form 8-K filed in the first quarter of 2004:

On January 7, 2004, the Company filed a Form 8-K reporting that on January 7, 2004, the Company issued a press release regarding the signing of the contract with the company Fluor for the Ilo smelter project, as well as the filing of such contract with the Peruvian Ministry of Energy and Mines.

On January 30, 2004, the Company filed a Form 8-K reporting that on January 29, 2004, Messrs. J. Steven Whisler and Ramiro G. Peru notified the Company that they were resigning from the Board of Directors of the Company.

On January 30, 2004, the Company filed a Form 8-K reporting that on January 30, 2004, the Company issued a press release announcing unaudited financial results for the 2003 calendar year and the quarter ended December 31, 2003.

On February 4, 2004, the Company filed a Form 8-K reporting that on February 3, 2004, Grupo Mexico, S.A., de C.V. (“GMEXICO”), the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of all the shares of GMEXICO’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), representing 99% of MM outstanding shares, in return for the issuance to it of additional shares of the Company.

February 13, 2004, the Company filed a Form 8-K reporting that the Board of Directors of the Company unanimously appointed Mr. Carlos Ruiz Sacristan as an independent Class A Director.  Mr. Ruiz’s appointment fills the vacancy on the Board created by the resignation of Mr. Daniel Tellechea on October 6, 2003.

On February 17, 2004, the Company filed a Form 8-K reporting that Mr. Pedro Pablo Kuczynski, a director of the Company, had resigned upon acceptance of the post of Minister of Economy and Finance of Peru.

(C)                       Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B3 through B4.  Copies of the following exhibits are filed with this Form 10-K:

3.7	Certificate of Ownership and Merger merging Southern Peru Limited into Southern Peru Copper Corporation filed December 31, 1998

14	Code of Ethics adopted by the Board of Directors on May 8, 2003

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants PricewaterhouseCoopers

23.2	Consent of Independent Accountants Deloitte & Touche LLP

23.3	Notice regarding consent of Arthur Andersen LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

Copies of exhibits may be acquired upon written request to the Secretary and the payment of processing and mailing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused his Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

By:	/s/Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and General Director

Date:  March 10, 2004

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota Velasco	Chairman of the Board, Chief
German Larrea Mota-Velasco	Executive Officer and Director
(principal executive officer)

/s/ Oscar Gonzalez Rocha	President and General Director
Oscar González Rocha

/s/ Hector Garcia de Quevedo	Vice President, Finance and
Héctor García de Quevedo	Director (principal financial
officer)

/s/ Ernesto Duran Trinidad	Comptroller (principal
Ernesto Duran Trinidad	accounting officer)

DIRECTORS

/s/German Larrea Mota-Velasco	/s/ Harold S. Handelsman
German Larrea Mota-Velasco	Harold S. Handelsman

/s/ Emilio Carrillo Gamboa	/s/Genaro Larrea Mota-Velasco
Emilio Carrillo Gamboa	Genaro Larrea Mota-Velasco

/s/Jaime Claro	/s/Armando Ortega Gomez
Jaime Claro	Armando Ortega Gomez

/s/Hector Garcia de Quevedo	/s/Gilberto Perezalonso Cifuentes
Hector Garcia de Quevedo	Gilberto Perezalonso Cifuentes

/s/Xavier Garcia de Quevedo	/s/Juan Rebolledo Gout
Xavier Garcia de Quevedo	Juan Rebolledo Gout

/s/ Oscar Gonzalez Rocha	/s/Carlos Ruiz Sacristan
Oscar Gonzalez Rocha	Carlos Ruiz Sacristan

Date:  March 10, 2004

Southern Peru Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation, filed December 29, 1995. (Filed as Exhibit 3.1 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Certificate of Decrease, filed February 29, 1996 (Filed as Exhibit 3.2 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.3	Certificate of Increase, filed February 29, 1996 (Filed as Exhibit 3.3 to the Company’s 1995 Annual Report on Form 10-K and incorporated herein by reference)

3.4	Certificate of Decrease, filed March 24, 1997 (Filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

3.5	Certificate of Increase, filed March 24, 1997 (Filed as Exhibit 3.5 to the Company’s Quarterly Report for the quarter ended March 31, 1997 and incorporated herein by reference)

3.6	Certificate of Amendment of Restated Certificate of Incorporation, filed January 18, 2002 (Filed as Exhibit 3.6 to the Company’s 2001 Annual Report on Form 10-K and incorporated herein by reference)

3.7	Certificate of Ownership and Merger merging Southern Peru Limited into Southern Peru Copper Corporation filed December 31, 1998

3.8	By-Laws, as last amended on February 3, 1998 (Filed as Exhibit 3.6 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by reference)

10.1

Form of Agreement Among Certain Stockholders of the Company (Filed as Exhibit 10.1) to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No. 33-97790 (the “Form S-4”), and incorporated herein by reference)

10.2

First Amendment to the Agreement Among Certain Stockholders of Southern Peru Copper Corporation (Filed as an exhibit to the Company’s Report on Form 10-Q for the third quarter of 2001 and incorporated herein by reference)

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

10.7

Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999 (Filed as Exhibit 10.7 to the Company’s 1999 Annual Report on Form 10-K and incorporated herein by reference).  The plan was terminated effective July 2003

10.8

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V. in February 2004 (filed as  Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

14.	Code of Ethics adopted by the Board of Directors on May 8, 2003

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)

23.2	Consent of Independent Accountants Deloitte & Touche LLP

23.3	Notice regarding consent of Arthur Andersen LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238