Form 10-K/A
period 2003-12-31
SOUTHERN PERU COPPER CORP/
filed 2004-04-15
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2003 FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number: 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (602) 977-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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

Southern Peru Copper Corporation

FORM 10-K/A

December 31, 2003

INDEX

FORM 10-K/A

EXHIBIT 23.2

Southern Peru Copper Corporation

FORM 10-K/A

December 31, 2003

This amendment to the Registrant’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003 is being filed to correct a typographical error contained in Exhibit 23.2 of the Form 10-K filed on March 13, 2004.  Exhibit 23.2, the consent of Deloitte & Touche LLP that was previously filed, stated that it related to our financial statements for the period ended December 31, 2003, a period covered by the consent of another accounting firm.  A corrected consent is attached as an exhibit to this filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Peru Copper Corporation

	By:	/s/ Armando Ortega Gómez
Armando Ortega Gómez
Vice President, Legal, General Counsel and Secretary

Dated: April 14, 2004