Form 10-Q
period 2004-03-31
SOUTHERN PERU COPPER CORP/
filed 2004-05-07
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2004

First Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 977-6500

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

Yes ☒   No ☐

As of April 30, 2004, there were outstanding 14,116,152 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share.  There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

Southern Peru Copper Corporation
and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1. Financial Statement

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except for per share amounts)

Net sales:
Stockholders and affiliates	$11,291	$134
Others	262,775	174,704
Total net sales	274,066	174,838

Operating costs and expenses:
Cost of sales	108,796	114,685
Administrative	7,080	6,683
Depreciation, amortization and depletion	18,994	17,872
Exploration	2,175	875
Total operating costs and expenses	137,045	140,115

Operating income	137,021	34,723

Interest income	1,079	713
Other income (expense)	(178)	337
Interest expense	(3,154)	(2,969)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	134,768	32,804

Taxes on income	47,168	12,731

Minority interest of investment shares	790	212

Earnings before cumulative effect of the change in accounting principle	86,810	19,861

Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	—	1,541

Net earnings	$86,810	$18,320

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.09	$0.25
Cumulative effect of the change in accounting principle	—	(0.02)
Net earnings - basic and diluted	$1.09	$0.23
Dividends paid	$0.27	$0.09

Weighted average common shares outstanding (Basic)	80,014	80,009
Weighted average common shares outstanding (Diluted)	80,023	80,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2004	December 31, 2003
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$276,034	$295,472
Accounts receivable, net	146,124	89,238
Inventories	102,197	76,692
Other current assets	14,374	14,549
Total current assets	538,729	475,951

Net property	1,134,412	1,118,202
Capitalized mine stripping, net	219,909	215,207
Intangible assets	108,303	109,007
Other assets	17,676	12,385
Total Assets	$2,019,029	$1,930,752

LIABILITIES
Current liabilities:
Current portion of long-term debt	$64,884	$60,000
Accounts payable	58,219	48,322
Accrued liabilities	88,756	78,875
Total current liabilities	211,859	187,197

Long-term debt	284,159	289,043
Deferred income taxes	112,284	110,075
Other liabilities	16,221	15,854
Asset retirement obligation	5,361	5,267
Total non-current liabilities	418,025	420,239

MINORITY INTEREST	8,523	7,913

STOCKHOLDERS’ EQUITY
Common stock	261,889	261,875
Retained earnings	1,118,733	1,053,528
Total Stockholders’ Equity	1,380,622	1,315,403

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,019,029	$1,930,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)

OPERATING ACTIVITIES
Net earnings	$86,810	$18,320
Cumulative effect of the change in accounting principle, net of income tax	—	1,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and depletion	18,994	17,872
Remeasurement (gain) loss	9	(2,045)
Capitalized mine stripping	(6,583)	(8,904)
Provision for deferred income tax	2,209	3,444
Minority interest of investment shares	790	212
Cash provided from (used in) operating assets and liabilities:
Accounts receivable	(56,863)	(16,034)
Inventories	(25,505)	7,206
Accounts payable and accrued liabilities	19,736	(4,927)
Other operating assets and liabilities	1,034	(573)
Net cash provided by operating activities	40,631	16,112

INVESTING ACTIVITIES
Capital expenditures	(33,628)	(9,189)
Sales of property	—	2
Net cash used in investing activities	(33,628)	(9,187)

FINANCING ACTIVITIES
Escrow deposits on long-term loans	(5,000)	—
Dividends paid to common stockholders	(21,605)	(7,361)
Distributions to minority interest	(168)	(111)
Treasury stock transaction	14	11
Purchase of investment shares	(19)	(146)
Net cash used for financing activities	(26,778)	(7,607)

Effect of exchange rate changes on cash	337	2,473

Increase (decrease) in cash and cash equivalents	(19,438)	1,791
Cash and cash equivalents, at beginning of period	295,472	147,537

Cash and cash equivalents, at end of period	$276,034	$149,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,698	$3,410
Income taxes	$22,281	$9,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.  Certain reclassifications have been made in the financial statements from amounts previously reported.  The condensed financial statements for the three months period ended March 31, 2004 and 2003 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors, whose report dated April 16, 2004, is presented on page 18.  The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

B.             Inventories were as follows:

(In millions)

	March 31, 2004	December 31, 2003
Metals at lower of average cost or market:
Finished goods	$3.7	$2.3
Work-in-process	59.3	34.7
Supplies at average cost	39.2	39.7
Total inventories	$102.2	$76.7

C.             At March 31, 2004, the Company has recorded provisionally priced sales of 77.7 million pounds of copper, at an average provisional price of $1.38 per pound. Also the Company has recorded provisionally priced sales of 4.7 million pounds of molybdenum at an average provisional price of $10.95 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the second quarter of 2004.  At March 31, 2004 the Company has recorded $11.9 million in revenue resulting from the increase in the spot price of copper from the date of signing the provisionally priced copper sales contracts and the month-end quoted price.  Additionally, the Company has recorded $11.2 million in revenue resulting from the increase in the spot price of molybdenum from the date of signing the provisionally priced price of molybdenum sales contracts and the month-end quoted price.

D.            Ore Reserves:

Effective January 1, 2004, the Company recalculated its ore reserve estimates using a 75 cents per pound copper price assumption, the three-year average copper price according to COMEX, and current cost assumptions.  Ore reserve calculations for 2003 were calculated based on 76 cents per pound copper price assumption.  Southern Peru uses its ore reserve estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and amortization of the intangible asset mining concessions.

E.                       Taxes on Income:

As a large corporation, the Company is regularly audited by federal, state and foreign tax authorities.  All of these audits can result in proposed assessments.  In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  Generally, the years 1994 through 1996 are now closed to further adjustment.  The IRS is now completing their field audit of the tax years 1997 through 1999 as well as beginning their field audit work of tax years 2000 through 2002.  During the audit of the tax years 1997 through 1999, the IRS has questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  The Company and the IRS have jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  A response from the National Office is expected sometime during 2004.  The years 1997 through 1999 will remain open until the inventory value issue is resolved.  The Company believes that in all material respects the positions that it is reporting to the IRS are correct and appropriate.

In prior years, the Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method, deduction of other expenses related to charges incurred outside of Peru, and the deduction of certain interest expense for each of the above mentioned years. The Company appealed these assessments.  In February 2003, the Peruvian tax court affirmed SUNAT’s assessments with regard to depreciation and deductions of other expenses incurred outside of Peru for the years 1996 and 1997. In view of this decision, the Company withdrew its challenge of similar assessments for depreciation and other expenses made by SUNAT for the years 1998 and 1999.  Accordingly, in 2003 the Company recorded a charge to workers’ participation, (included in cost of sales on the statement of earnings) and income tax expense of $0.5 million and $4.4 million, respectively, to recognize the cost of these assessments for the years 1996 through 1999.  The Peruvian tax court indicated that it will not assess penalties related to the 1997 tax year with regard to this assessment. However, penalties related to the tax years 1996, 1998 and 1999 may be assessed depending on the outcome of the Company’s appeal.

The Company continues to appeal SUNAT’s assessment related to the disallowance of certain interest expense and the related penalties for the years 1996 through 1999.  With regard to this appeal, the Company was required to issue a letter of credit of $3.4 million for the tax year 1996, which was deposited by SUNAT in August 2003.  This deposit is recorded in other assets on the balance sheet.  The Company’s appeal was denied by the Peruvian tax court in March 2004.  In April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the civil court of Peru.  Company management believes that it will prevail in this action.

F.              Related Party Transaction:

In the first quarter of 2004, SPCC collected an overdue receivable of $2.6 million from American Sales Corporation, a subsidiary of Grupo Mexico, the majority (54.2%) indirect stockholder of the Company.

On January 15, 2004, the Company entered into a tolling agreement with ASARCO, Incorporated (“ASARCO”), a former shareholder of the Company and a subsidiary of Grupo Mexico.  Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly-owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to ASARCO, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company is selling to customers in the United States.  The Company is obligated to deliver 77,000 tons of copper to the ASARCO refinery in 2004 under the agreement. Deliveries to the ASARCO refinery, which are made on a monthly basis, amounted to approximately 20,000 tons in the first quarter of 2004.  This resulted in $10.5 million of sales recorded as sales to Stockholders and affiliates.  At March 31, 2004 there was a total of $10.9 million in related party accounts receivable of which $10.5 million related to SPL’s sales to an affiliate and $0.4 million related to sales by the Company to other related entities.  The Company pays ASARCO a tolling charge upon its receipt of copper rods.  These charges are based on competitive market terms.

G.             Commitments and Contingencies:

In March 2003, the Company agreed to amend an existing power purchase agreement with Enersur S.A., resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement.  A new contract, documenting this agreement, was executed in June 2003.  The Company made a one-time contractual payment of $4.0 million to Enersur S.A. under terms of the new agreement.  The new agreement released Enersur S.A. from the obligation to construct additional capacity to meet the Company’s increased electricity requirements due to the expansion and modernization programs.  SPCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

Environmental:

On October 14, 2003 the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law, as published, announced a requirement for existing mining operations to present to the Peruvian Ministry of Energy and Mines (“MEM”) a Mine Closure Plan, within six months, or before April 15, 2004.  The law requires companies to provide financial guarantees to insure that remediation programs are completed.  On March 14, 2004, MEM published proposed regulations for this law.  It is expected that final regulations will be published in the second quarter of 2004.  A proposed amendment that would extend to the fourth quarter of 2004 the requirement for mining companies to submit Mine Closure Plans is currently on the legislative agenda of the Peruvian Congress. As required, on April 15, 2004, SPCC submitted to MEM a notice stating that based on current legislation the Company is unable to make a reasonable estimate of its closure obligations.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditure to satisfy its requirements.  The liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the generalities of the law.  The Company is studying the impact this law will have on its results, but currently cannot reasonably estimate the effect until final regulations are published.

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

In the third quarter of 2003 the MEM accepted a Company plan to complete the smelter modernization by January 2007, the original PAMA deadline.

In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  Additionally, on December 31, 2003, the Company submitted to the MEM a separate contract which outlines the execution of the smelter project.  The cost of the project was previously estimated to exceed $600 million.  The new estimated cost to complete this project is $320 million.

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

The Company operates a Supplementary Control Program (“SCP”), a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions.  In addition, the Company has a remediation program for slag removal on the beaches to the north of the smelter.  This program, part of the PAMA, is scheduled to be completed by January 2007, in compliance with PAMA regulations.  The estimated cost of this project is $1.9 million.

Environmental capital expenditures for the period 1999-2003 exceeded $59 million.  The Company foresees significant environmental capital expenditures in 2004.  During the first quarter of 2004, $12 million was expended on the smelter project, out of the 2004 budget of $84 million.

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

It is the opinion of management that the outcome of the aforementioned legal proceeding and tax contingencies mentioned in Note E, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position of the Company and its consolidated subsidiaries.

H.            Proposed Purchase of Grupo Mexico Mining Shares:

On February 3, 2004, Grupo Mexico, the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of all shares of Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), representing 99% of MM’s outstanding shares, in exchange for shares of the Company.  MM holds substantially all of Grupo Mexico’s Mexican mining assets.

The Company has formed a Special Committee of Disinterested Directors, comprised of members of its Board, to evaluate whether the proposal is in the best interest of the stockholders of the Company.  The special committee hired third party advisors and consultants to assist the committee in carrying out its duties.  There can be no assurance as to whether an agreement can be reached with regard to this transaction.

If consummated, the transaction would result in the Company having a single class of common stock, listed on the New York and Lima stock exchanges.

I.                 Impact of New Accounting Standards:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  SFAS No. 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements are effective for the first quarter and all future quarterly and annual reports.  The additional disclosures required on a quarterly basis are not presented, as they did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Part I Items 2 and 3

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

Company earnings increased to $86.8 million in the first quarter of 2004 from $18.3 million in the first quarter of 2003.  The increase was principally driven by significant improvement in copper and molybdenum prices.  Economic improvement in the industrial world has fueled the price improvements.  Increased production (10.2%) and sale (9.3%) of molybdenum also contributed to the 2004 first quarter results.  SPCC’s mined copper production increased 8.7% in the first quarter of 2004, compared to 2003.  This increase in production did not, however, result in an increase in copper sales. The Company’s new program of tolling and selling copper rod was initiated in January 2004.  The initiation of this process required the build-up of an inventory in transit and in process.  This build-up is a one-time requirement and is not expected to be required in future periods.

Mine copper production increased 8.7% to 209.0 million pounds in the first quarter of 2004 compared with the first quarter of last year.  This increase of 16.7 million pounds included 5.7 million pounds from the Toquepala mine, 14.5 million pounds from the Cuajone mine and a decrease of 3.5 million pounds in solvent extraction/electrowinning (SX/EW) production.  The increase in Toquepala production was a result of 6.4% of higher material milled and a 2.4% of higher ore grade in the 2004 period.  The increase in Cuajone production was principally the result of higher ore grade in the first quarter of 2004.  The main reason for the 3.5 million pound decrease in SX/EW production was lower grade of PLS (pregnant leaching solution).

An overall benchmark used by the Company and a common industry metrics to measure performance is its operating cash cost per pound of copper sold.  Operating cash cost per pound of copper sold is defined by the Company as the total production cost, including the cost of purchased concentrate, freight and sales expenses, administrative expenses, and credits for by-products divided by total pounds of copper sold by SPCC. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of SPCC’s operating cash cost per pound to GAAP cost of sales is presented on page 16.  The Company’s operating cash cost for the first quarter of 2004 and 2003 were:

1st quarter 2004	39.9 cents per pound
1st quarter 2003	43.0 cents per pound

Cost of Sales - per pound
1st quarter 2004	53.2 cents per pound
1st quarter 2003	60.5 cents per pound

The reduction in the Company’s operating cost is due to increases in metal prices and production as well as the Company’s continuing program to reduce production costs.  The largest factor in the cost reduction noted above is due to the molybdenum sales credit which amounted to 33.6 cents per pound in the first quarter of 2004 and 8.7 cents per pound in the first quarter of 2003.  The operating cash cost, for the first quarter 2004 was one of the lowest experienced by SPCC.

The Company’s Ilo smelter project is moving ahead on schedule with detailed engineering work in process in order to finish by the end of 2006.  Additionally, the Company’s leaching project at the Toquepala mine is also progressing on schedule.  An $8.0 million contract for construction work was awarded to Cosapi, a Peruvian construction firm, in March 2004.  The contract is part of the $70 million project, which is scheduled for completion in mid-2005 and projected to save the Company $25.0 million in annual operating costs.

On February 3, 2004, Grupo Mexico, the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of all shares of Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), representing 99% of MM’s outstanding shares, in return for the issuance of additional shares of the Company.  MM holds substantially all of Grupo Mexico’s Mexican mining assets.

The Company has formed a Special Committee of Disinterested Directors, comprised of members of its Board, to evaluate whether the proposal is in the best interest of the stockholders of the Company.  The special committee hired financial and legal advisors, in order to assist the committee in carrying out its duties.  Southern Peru notes that there can be no assurance as to whether agreement can be reached with regard to this transaction.  If consummated, the transaction would result in the Company having a single class of common stock, listed on the New York and Lima stock exchanges.

Inflation of Peruvian New Sol: The functional currency of the Company is the U.S. dollar.  Portions of the Company’s operating costs are denominated in Peruvian new soles.  Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation/deflation in Peru is not offset by a change in the exchange rate of the new sol to the dollar, the financial position, results of operations and cash flows of the Company could be adversely affected.  The value of the net assets of the Company denominated in new soles can be affected by inflation of the new sol.

For the three months ended March 31, 2004 and 2003, the inflation rates were as follows:

Quarters ended March 31	2004	2003

Peruvian Inflation Rate	2.1%	1.8%
New Sol/Dollar (change in quarters exchange rate)	(0.1)%	(1.1)%

Results of Operations:

	Three Months Ended March 31,
	2004	2003

Net earnings ($in millions)	$86.8	$18.3
Earnings per share	$1.09	$0.23
% increase from prior years comparable quarter	374%

The Company reported net earnings of $86.8 million or diluted earnings per share of 1.09 cents, for the first quarter of 2004 compared with net earnings before cumulative effect of the change in accounting principle of $19.9 million or diluted earnings per share of 25 cents and net earnings of $18.3 million or diluted earnings per share of 23 cents, for the first quarter of 2003.  Sales of products were $274.1 million in the first quarter of 2004, compared with $174.8 million in the first quarter of 2003, an increase of 56.8% over the 2003 period.  The increase in net earnings in 2004 is due principally to higher copper and molybdenum prices and to higher sales volume of molybdenum.

In addition, first quarter 2003 results were reduced by the adoption of Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligation” (SFAS 143) and expenses related to the Company’s acceptance of a Peruvian tax assessment.  Effective January 1, 2003 the Company adopted SFAS 143, which requires the Company to accrue for the cost of future obligations associated with retirement of long-lived assets.  The Company accrued for the cumulative effect, since 1995, of this obligation as of January 1, 2003 with an after-tax charge to earnings of $1.5 million.  Additionally, the charge to earnings for the tax assessment amounted to $2.1 million for which $1.6 million was charged to taxes and $0.5 million was charged to workers participation.

Net Sales: Net sales in the first quarter of 2004 increased $99.2 million to $274.1 million from the comparable period in 2003. The increase in net sales was principally the result of higher copper and molybdenum prices in 2004.

SPCC sold 43.4 million less pounds of copper in the 2004 first quarter than in the comparable 2003 quarter. The decrease of 22% in sales volume in the first quarter of 2004 compared with the same period of the previous year was mainly due to adverse weather conditions in Ilo, which, in line with the voluntary emission supplementary control program, limited the smelter blister production.  Also the initiation in the first quarter of the Company’s new program of tolling and selling copper rod required a build-up of an inventory of cathodes in transit and in process.  This build-up is a one-time requirement and is not expected to be required in future periods.

At March 31, 2004, the Company has recorded provisionally priced sales of 77.7 million pounds of copper, at an average provisional price of $1.38 per pound. Also the Company has recorded provisionally priced sales of 4.7 million pounds of molybdenum at an average provisional price of $10.95 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the second quarter of 2004.

At March 31, 2004 the Company has recorded $11.9 million in revenue resulting from the increase in the spot price of copper from the date of signing the provisionally priced copper sales contracts and the month-end quoted price.  Additionally, the Company has recorded $11.2 million in revenue resulting from the increase in the spot price of molybdenum from the date of signing the provisionally priced molybdenum sales contract and the month-end quoted price.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the LME, the COMEX or published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended March 31,
	2004	2003
Price/Volume Data:

Average Metal Prices:
Copper (per pound-LME)	$1.24	$0.75
Copper (per pound-COMEX)	$1.23	$0.76
Silver (per ounce-COMEX)	$6.71	$4.66
Molybdenum (per pound)	$8.27	$4.06

Sales Volume (in thousands):
Copper (pounds)	155,300	198,700
Molybdenum (pounds) (1)	4,862	4,448
Silver (ounces)	940	979

(1)           The Company’s molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

Metal Price Sensitivity: There is market risk arising from the volatility of copper prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, giving no effect to potential hedging programs or changes in past production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2004.  Estimates are based on 80.0 million shares outstanding.

	Copper	Silver	Molybdenum
Change in Metal Prices	$0.01/lb.	$1.00/oz.	$1.00/lb.
Annual Change in Earnings per share	$0.06	$0.03	$0.13

Operating Costs and Expenses: Operating costs and expenses were $137.0 million in the first quarter of 2004 compared with $140.1 million in the first quarter of 2003.  Cost of sales for the three months ended March 31, 2004 was $108.8 million compared with $114.7 million in the comparable 2003 period which includes the sale of 15.4 million pounds of copper concentrates purchased from third parties. The decrease of $5.9 million in 2004 was principally the result of lower sales volume $13.3 million and no sales of purchased concentrates $12.1 million offset by higher energy and fuel costs $4.0 million, higher freight and selling costs $1.4 million, lower capitalization of stripping costs $4.7 million and an increase in workers participation cost $8.9 million.

Depreciation, amortization and depletion expense for the three months ended March 31, 2004 was $19.0 million compared with $17.9 million in the comparable 2003 period. The increase in 2004 is principally due to new capitalization of fixed asset.

Taxes on Income: Taxes on income for the three months ended March 31, 2004, were $47.2 million, compared with $12.7 million for the same period in 2003.  The increase was principally due to higher earnings in 2004.  In addition, in the first quarter of 2003 the Company recorded a tax charge of $1.6 million related to the acceptance of a Peruvian tax assessment for prior years.

Cash Flows:

Net cash provided by operating activities was $40.6 million in the first quarter of 2004, compared with $16.1 million in the comparable 2003 period.

The increase in the 2004 quarter versus the 2003 quarter was principally the result of higher net earning of $68.5 million, reduced by an increased build-up in operating assets and liabilities of $47.3 million.  Higher metal prices, particularly copper and molybdenum were the key factors increasing net earnings.  The principal changes in operating assets and liabilities were the increase of account receivable ($40.8) million, inventories ($32.7) million and accounts payable and accrued liabilities $24.6 million.  The receivable increase was caused by the higher copper and molybdenum prices in the first quarter of 2004 as well as by the build-up of the receivable for copper rod sales of $18.2 million (the tolling and selling of copper rod began in the first quarter of 2004).  The inventory increase in the 2004 quarter was caused by a build-up of metal-in-process including 28 million pounds being tolled at the ASARCO Amarillo refinery.

The increases in account payable and accrued liabilities of $24.6 million includes an increase in income tax liability of $14 million and other increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $33.6 million and $9.2 million for capital expenditures in the first quarter of 2004 and 2003, respectively.  Included in the first quarter of 2004 are capital expenditures of $12 million for the smelter modernization project, $5.5 million for the Toquepala mine leaching project, $5.9 million for an electric shovel and casks at the Cuajone mine and $2.1 million for a fire protection system.  The Company anticipates that capital expenditures will significantly increase after the first quarter as the smelter and leaching projects move from the bidding and proposal stage to construction.

Net cash used in financing activities in the first quarter of 2004 was $26.8 million, compared with $7.6 million in the first quarter of 2003.  The Company paid dividends of $21.6 million in the first quarter of 2004 and $7.4 million in the first quarter of 2003.  In the 2004 period, the Company made an escrow deposit of $5.0 million, required for the Mitsui loan.

Liquidity and Capital Resources:

On March 9, 2004, the Company paid a quarterly dividend of $0.27 per share, totaling $21.6 million.

Certain financing agreements contain covenants that limit the payment of dividends to stockholders.  Under the most restrictive covenant, the Company may pay dividends to stockholders up to 50% of the net income of the Company, on an annual basis.

On March 31, 2003, Southern Peru Holdings Corporation, the 54.2% direct stockholder of the Company, and a subsidiary of ASARCO, sold all its stock in the Company to Americas Mining Corporation (“AMC”), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  Pursuant to a financing agreement, AMC has agreed to comply with financial covenants, involving SPCC, including covenants requiring the maintenance of minimum stockholders’ equity of $900.0 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions, specific debt to equity ratios and interest coverage ratios.  At March 31, 2004 the Company was in compliance with these covenants.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia), and also comply with current environmental regulations. It is estimated that the construction of the project will take no more than 36 months and it will be completed before January 2007, the deadline established in the PAMA.  The cost of the project was previously estimated to exceed $600.0 million, but has not been finalized pending the completion of the basic engineering by Fluor/Xstrata. The new estimated cost to complete this project is $320.0 million.

The Company has on hand sufficient funds to commence this project but significant additional funds will be necessary for its completion.  The Company has an approved Peruvian bond program of $750.0 million, of which $199.0 million have been issued.  There can be no assurance that the Company’s capital expenditure and liquidity requirements can be financed with Peruvian resources.  The Company plans to finance the portion of its liquidity needs that are not financed in Peru with cash on hand, funds from operation or by placing additional financing in the international market.

At March 31, 2004 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 20.1% as compared with 20.9% at December 31, 2003.  At March 31, 2004, the Company’s cash and marketable securities amounted to $276.0 million compared to $295.5 million at December 31, 2003.

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

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost per pound to GAAP cost of good sold per pound, dollars and pounds are in millions.

For the quarter ended March 31,	2004	2003

Cost of sales (GAAP)	$108.8	$114.7
Workers participation and other	(14.5)	(4.1)
Inventory change	26.0	(5.4)
Sub total	$120.3	$105.2

Treatment and refining charges	0.3	0.6
Administrative and other	7.1	6.7
By product credit	(65.7)	(27.1)
Operating cash cost (A)	$62.0	$85.4

Total pounds of copper sold (B)	155.3	198.7

Operating cash cost per pound ((A) divided by (B))	0.399	0.430

Cautionary statement:

Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company’s products. Actual results could differ materially depending upon factors including the risks and uncertainties relating to general U.S. and international economic and political conditions, the cyclical and volatile prices of copper, other commodities and supplies, including fuel and electricity, availability of materials, insurance coverage, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, water and geological problems, the failure of equipment or processes to operate in accordance with specifications, failure to obtain financial assurance to meet closure and remediation obligations, labor relations, litigation and environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metal prices on commodity exchanges that can be volatile.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico, D.F., April 16, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of March 31, 2004 and the related condensed consolidated statements of earnings and cash flows for each of the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statement of earnings, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 2004 (except for Note 20, which is as of February 3, 2004) we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information provided in Note G to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 6.              Exhibits and Reports on Form 8-K

On March 22, 2004, the Company filed a Form 8-K reporting that effective March 19, 2004, the Board of Directors appointed Mr. Luis Miguel Palomino Bonilla as an independent director of the Company and elected him as member of both the Audit Committee and the Special Committee of Disinterested Directors.

On April 21, 2004, the Company filed a Form 8-K reporting earnings of the first quarter ended March 31, 2004.

On April 30, 2004, the Company filed a Form 8-K reporting that the stockholders at the April 29, 2004 annual meeting had elected directors and had ratified the selection of PricewaterhouseCoopers.  The Form 8-K also reports the resignation of Mr. Héctor García de Quevedo Topete, as Director, Vice President, Finance, Chief Financial Officer, and Named Fiduciary of the Company and the election of Mr. Jaime Fernando Collazo González to fill the vacancy resulting from the resignation of Mr. García de Quevedo.

Exhibit No.	Description of Exhibit

Exhibit 15	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

	/s/	Oscar González Rocha
Date: May 7, 2004		Oscar González Rocha
President and General Director

/s/	Jaime Fernando Collazo González
Date: May 7, 2004	Jaime Fernando Collazo González
Vice President of Finance and Chief Financial Officer