Form 10-K/A
period 2003-12-31
SOUTHERN PERU COPPER CORP/
filed 2004-06-28
CIK 1001838

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

December 31, 2003

INDEX

FORM 10-K/A

ITEM 14

EXHIBIT INDEX

FORM 11-K

Southern Peru Copper Corporation and Subsidiaries

FORM 10-K/A

December 31, 2003

The undersigned registrant hereby amends the 2003 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries pursuant to Rule 15d-21.

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

Southern Peru Copper Corporation

	By	/s/ Jose N. Chirinos

Jose N. Chirinos
Treasurer

Dated: June 25, 2004

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

10.7

Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999 (Filed as Exhibit 10.7 to the Company’s 1999 Annual Report on Form 10-K and incorporated herein by reference).  The Plan was terminated effective July 2003

10.8

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V.in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

B2

Sequential Exhibit Number	Document Description

14.	Code of Ethics adopted by the Board of Directors on May 8,2003

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants (PricewaterhouseCoopers, LLP)

23.2	Consent of Independent Accountants (Deloitte & Touche LLP)

23.3	Notice regarding consent of Arthur Andersen LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC release No. 33-8238

99.	Report on Form 11-K relating to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries

99.1	Consent of Independent Accountants (PricewaterhouseCoopers)

99.2	Consent of Independent Accountants (Keegan, Linscott & Kenon,P.C.)

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

B3