Form 10-Q
period 2004-06-30
SOUTHERN PERU COPPER CORP/
filed 2004-08-06
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2004
Second Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2004, there were outstanding 14,116,152 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, per value $0.01 per share.

Southern Peru Copper Corporation

and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)

Net sales:
Stockholders and affiliates	$21,117	$619	$32,408	$753
Others	367,896	167,768	630,671	342,472
Total net sales	389,013	168,387	663,079	343,225

Operating costs and expenses:
Cost of sales	168,736	102,653	277,531	217,337
Administrative	7,643	7,042	14,723	13,725
Depreciation, amortization and depletion	18,684	18,497	37,677	36,369
Exploration	2,414	2,280	4,589	3,155
Total operating costs and expenses	197,477	130,472	334,520	270,586

Operating income	191,536	37,915	328,559	72,639

Interest income	1,122	813	2,201	1,526
Other income (expense)	(1,864)	518	(2,043)	855
Interest expense	(3,031)	(3,243)	(6,186)	(6,212)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	187,763	36,003	322,531	68,808
Taxes on income	65,958	14,180	113,126	26,911
Minority interest of investment shares	894	177	1,684	390

Earnings before cumulative effect of the change in accounting principle	120,911	21,646	207,721	41,507
Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	—	—	—	1,541

Net earnings	$120,911	$21,646	$207,721	$39,966

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.51	$0.27	$2.60	$0.52
Cumulative effect of the change in accounting principle	—	—	—	(0.02)
Net earnings – basic and diluted	$1.51	$0.27	$2.60	$0.50
Dividends paid	$0.54	$0.11	$0.81	$0.21
Weighted average common shares outstanding (Basic)	80,017	80,010	80,015	80,009
Weighted average common shares outstanding (Diluted)	80,025	80,015	80,025	80,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30, 2004	December 31, 2003
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$331,973	$295,472
Accounts receivable, net	161,568	89,238
Inventories	96,049	76,692
Other current assets	11,938	14,549
Total current assets	601,528	475,951

Net property	1,144,455	1,118,202
Capitalized mine stripping, net	229,190	215,207
Intangible assets	107,642	109,007
Other assets	15,311	12,385
Total Assets	$2,098,126	$1,930,752

LIABILITIES
Current liabilities:
Current portion of long-term debt	$20,694	$60,000
Accounts payable	61,155	48,322
Accrued liabilities	138,210	78,875
Total current liabilities	220,059	187,197

Long-term debt	273,349	289,043
Deferred income taxes	114,153	110,075
Other liabilities	17,871	15,854
Asset retirement obligation	5,455	5,267
Total non-current liabilities	410,828	420,239

MINORITY INTEREST	9,017	7,913

STOCKHOLDERS’ EQUITY
Common stock	261,946	261,875
Retained earnings	1,196,276	1,053,528
Total Stockholders’ Equity	1,458,222	1,315,403

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,098,126	$1,930,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$120,911	$21,646	$207,721	$39,966
Cumulative effect of the change in accounting principle, net of income tax	—	—	—	1,541
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	18,684	18,497	37,677	36,369
Capitalized mine stripping	(11,125)	(10,338)	(17,708)	(19,242)
Remeasurement gain	(291)	(29)	(282)	(2,074)
Provision for deferred income taxes	1,868	3,996	4,078	7,439
Minority interest of investment shares	894	177	1,684	390

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(15,457)	16,953	(72,330)	919
Inventories	6,148	(4,231)	(19,357)	2,975
Accounts payable and accrued liabilities	52,600	7,408	72,336	2,482
Other operating assets and liabilities	8,553	(6,900)	9,597	(7,474)
Net cash provided by operating activities	182,785	47,179	223,416	63,291

INVESTING ACTIVITIES
Capital expenditures	(28,014)	(6,815)	(61,642)	(16,004)
Sales of property	—	1	—	3
Net cash used in investing activities	(28,014)	(6,814)	(61,642)	(16,001)

FINANCING ACTIVITIES
Debt incurred	—	50,000	—	50,000
Debt repaid	(55,000)	—	(55,000)	—
Escrow (deposits) withdrawals on long-term loans	(241)	183	(5,241)	183
Dividends paid to common stockholders	(43,368)	(9,121)	(64,973)	(16,482)
Distributions to minority interest	(339)	(72)	(507)	(183)
Treasury stock transaction	57	—	71	11
Purchase of investment shares	(79)	(171)	(98)	(317)
Net cash provided by (used for) financing activities	(98,970)	40,819	(125,748)	33,212

Effect of exchange rate changes on cash and cash equivalents	138	73	475	2,546

Increase in cash and cash equivalents	55,939	81,257	36,501	83,048
Cash and cash equivalents, at beginning of period	276,034	149,328	295,472	147,537

Cash and cash equivalents, at end of period	$331,973	$230,585	$331,973	$230,585

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Supplemental disclosure of cash flow information: Cash paid during the year for:
Interest	$4,956	$5,145	$8,654	$8,555
Income taxes	$30,622	$12,151	$58,247	$28,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of operations and cash flows for the three months and six months ended June 30, 2004 and 2003.  Certain reclassifications have been made in the financial statements from amounts previously reported.  The condensed financial statements for the three months and six months period ended June 30, 2004 and 2003 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors, whose report dated July 14, 2004, is presented on page 21.  The results of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

B.             Inventories were as follows:
(in millions)

	June 30, 2004	December 31, 2003
Metals at lower of average cost or market:
Finished goods	$2.4	$2.3
Work-in-process	54.4	34.7
Supplies at average cost	39.2	39.7
Total inventories	$96.0	$76.7

C.             At June 30, 2004, the Company has recorded, provisionally priced sales of 95.1 million pounds of copper, at an average provisional price of $1.21 per pound. Also the Company has recorded provisionally priced sales of 4.7 million pounds of molybdenum at an average provisional price of $15.55 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the third quarter of 2004.

At June 30, 2004 the Company has recorded a $2.6 million reduction in revenue resulting from the decrease in the price of copper from the date of signing the provisionally priced copper sales contracts and the month-end quoted price.  Additionally, the Company has recorded $8.5 million in revenue resulting from the increase in the price of molybdenum from the date of signing the provisionally priced molybdenum sales contracts and the month-end quoted price.

D.            Ore Reserves:

The Company uses a copper price of 90 cents per pound to calculate its official ore reserve position, which were declared and filed with the Security and Exchange Commission (“SEC”) in 1998 for the Cuajone mine and in 1999 for the Toquepala mine.  The Company uses these reserves estimates for planning purposes and managing its operations.  These ore reserves are reported to governmental authorities in Peru on an annual basis.  The Company believes that the 90 cent copper price assumption is consistent with long-term projections based on average historical prices over recent full economic and pricing cycles.

Pursuant to SEC guidance, commencing in 2003, for purposes of calculating financial statements results, the Company recalculates its ore reserves using a copper price based on the three-year copper price according to COMEX.  Accordingly, for the year 2004 and 2003 the Company used 75 cents and 76 cents copper price, respectively, for financial statement purposes.  Southern Peru uses these ore reserves estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and amortization of intangible asset mining concessions.

E.              Taxes on Income:

As a large corporation, the Company is regularly audited by federal, state and foreign tax authorities.  All of these audits can result in proposed assessments.   In 2002, the Internal Revenue Service (“IRS”) issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996. In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  Generally, the years 1994 through 1996 are now closed to further adjustment.  The IRS is now completing their field audit of the tax years 1997 through 1999 as well as beginning their field audit work of tax years 2000 through 2002.  As a result of the audit of the tax years 1997 through 1999, the IRS has questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  The Company and the IRS have jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  A response from the National Office is expected sometime during 2004.  The years 1997 through 1999 will remain open until the inventory value issue is resolved.  The Company believes that in all material respects the positions that it is reporting to the IRS are correct and appropriate.

In prior years, the Company received assessments and penalties from the Peruvian Tax Administration (SUNAT) for fiscal years 1996 through 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method and deduction of other expense related to charges incurred outside of Peru from 1996 through 1999, and the deduction of certain interest expenses from 1997 through 1999.  The Company appealed these assessments.

In February 2003, the Peruvian tax court confirmed SUNAT’s assessments and penalties with regard to depreciation and deductions of other expenses incurred outside of Peru for fiscal years 1996 and 1997. In consequence, the Company recognized an additional tax and workers participation liability for fiscal years 1998 and 1999 on the amounts assessed by SUNAT. Therefore, in 2003 the Company recorded a charge to workers’ participation, (included in cost of sales on the condensed consolidated statement of earnings) and income tax expense of $0.5 million and $4.4 million, respectively.  The Company, however, has not recognized a liability for penalties and interest assessed by SUNAT in connection with the depreciation and other expenses deduction as it considers they are not applicable.  The status of the penalty appeals is as follows:

With regards to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit of $3.4 million, which was executed by SUNAT in July 2003. This deposit is recorded in other assets on the condensed consolidated balance sheet. The Peruvian tax court denied the Company’s appeal in February 2004.  In consequence, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru in April 2004. The Company was not required to issue a deposit for appeal of assessments and rulings on any other years.

In regard to the penalty issued by SUNAT related to fiscal year 1997, in November

2002 the Peruvian tax court indicated that it needed to be modified and declared the previously issued penalty null.  According to this tax court resolution, SUNAT issued a new penalty in December 2003.  This penalty, and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.

The Company continues to appeal SUNAT’S assessment of penalties and interest related to the disallowance of the above-mentioned items (even though recognized) for fiscal years 1997 through 1999.

The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, or 1999.

The Company’s appeal before Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997, was denied. In this regard, the Company filed in May 2003 a lawsuit before the superior court against SUNAT and the Peruvian tax court seeking the reversal of the ruling of the Tax Court. The tax court has not ruled yet on the interest deductions for 1998 or 1999.

Company management believes that it will prevail in all of the above actions.

F.              Related Party Transaction:

On January 15, 2004, the Company entered into a tolling agreement with ASARCO, Incorporated (“ASARCO”), a former shareholder of the Company and a subsidiary of Grupo Mexico.  Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to ASARCO, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company is selling to customers in the United States.  The Company is obligated to deliver 77,000 tons of copper to the ASARCO refinery in 2004 under the agreement. Deliveries to the ASARCO refinery, which are made on a monthly basis, amounted to approximately 37,000 tons in the first six months of 2004.  During the first six months of 2004, SPL sold $85.2 million of copper rods, of which $30.9 million were recorded as sales to stockholders and affiliates in the condensed consolidated statement of earnings.  At June 30, 2004 there was a total of $10.4 million in related party accounts receivable of which $10.0 million related to SPL’s sales to an affiliate, the Marmon Group-Cerro Wire, and $0.4 million related to sales by the Company to other related entities.  The Company pays ASARCO a tolling charge upon its receipt of copper rods.  These charges are based on competitive market terms. The Audit Committee of the Board of Directors of the Company reviews with management and the independent auditors of the Company the financial statement disclosures, including disclosure relating to related party transactions.  The prospective operations of SPL were reviewed at the meeting of the Audit Committee of January 27, 2004 and again at the meeting of the Audit Committee held on April 29, 2004.

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

Environmental:

On October 14, 2003 the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  On March 14, 2004, the

Peruvian Ministry of Energy and Mines (MEM) published proposed regulations for this law. The law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within six months, or before April 15, 2004.  On April 15, 2004, SPCC submitted to MEM a notice stating that based on current legislation the Company was unable to make a reasonable estimate of its closure obligation. The Company now has until October 15, 2004 to submit this estimate.  The law requires companies to provide financial guarantees to insure that remediation program are completed.  It is expected that final regulation detailing requirements will be published in the third quarter of 2004. The Company anticipates that this law when in force will increase its asset retirement obligations and require future expenditures to satisfy its requirements.  The liability for these asset retirement obligations can not currently be measured, or reasonably estimated, based on the proposed generalities of this law.  The Company is studying the impact this law will have on its results, but currently can not reasonably estimate the effect until final regulations are published.

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

In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal met with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.    Additionally, on December 31, 2003, the Company submitted to the MEM a separate contract, which outlines the execution of the smelter project.  The cost of the project was previously estimated to exceed $600 million.  The new estimated cost to complete this project is $320 million. The project is in the construction phase and it is estimated that the construction will be complete before January 2007, the deadline established in the PAMA.

The Company has on hand sufficient funds to commence the project but significant additional funds may be necessary for its completion.  The Company has an approved Peruvian bond program of $750 million, of which $199 million have been issued.  There can be no assurance that the entire Ilo smelter project can be financed with Peruvian resources.  The Company plans to finance the portion of the cost that is not financed in Peru with funds from operations or by placing additional financing in the international market.

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

The Company foresees significant environmental capital expenditures in 2004.  During the first six months of 2004, $18.1 million was expended on the smelter project, out of the 2004 budget of $84 million.  In the second quarter of 2004, as part of the smelter modernization, the Company signed a $46.1 million contract with Chemetics, for purchase of equipment; and a $13.4 million contract with Kvaerner Peru S.A., for construction services related to the installation of an acid plant.

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

In February 2004 a lawsuit was filed against the Company by approximately 3,000 former employees of SPCC seeking the delivery of a substantial number of labor shares (now called investment shares) plus dividends. The Labor Court dismissed the complaint due to procedural defects on the grounds that each of the plaintiffs should file an individual lawsuit.  The plaintiffs’ attorney appealed this resolution before the Superior Labor Court.  In May 2004, the appeal by the plaintiffs was granted and the lawsuit was reinstated.  A similar lawsuit was dismissed in April 2003 due to procedural defects.  The Company intends to defend vigorously against the lawsuit.

It is the opinion of management that the outcome of the aforementioned legal proceeding and tax contingencies mentioned in Note E, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position of the Company and its consolidated subsidiaries.

H.            Proposed Purchase of Grupo Mexico Mining Shares:

On February 3, 2004, Grupo Mexico, the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of all shares of Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), representing 99% of MM’s outstanding shares, in return for the issuance to it of additional shares of the Company.  MM holds substantially all of Grupo Mexico’s Mexican mining assets.

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

SPCC’s earnings were $120.9 million in the second quarter of 2004 and $207.7 million for the first six months of 2004.  These substantial increases over the comparable 2003 periods were driven by significant increases in copper and molybdenum prices, and increased production and sale of Company metal.  During the second quarter of 2004, SPCC strengthened its balance sheet by reducing outstanding debt by $55 million while increasing cash balances by $55.9 million.

Mine copper production increased 6.9% to 218.0 million pounds in the second quarter of 2004 compared with the second quarter of last year.  This increase of 14.0 million pounds included 13.9 million pounds from the Toquepala mine, 3.5 million pounds from the Cuajone mine offset by a decrease of 3.4 million pounds in solvent extraction/electrowinning (SX/EW) production. The Toquepala and Cuajone mine increases in production were largely due to higher ore grades.  The main reason for the 3.4 million pounds decrease in SX/EW production was due to a lower grade of PLS (pregnant leaching solution).

An overall benchmark used by the Company and a common industry metrics to measure performance is its operating cash cost per pound of copper sold.  Operating cash cost per pound of copper sold is defined by the Company as the total production cost, including the cost of purchased copper, freight and sales expenses, administrative expenses, credits for by-products such as molybdenum and premiums on copper sales divided by total pounds of copper sold by SPCC. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of SPCC’s operating cash cost per pound to GAAP cost of sales is presented on page 19.  The Company’s operating cash cost for the three months and six months ended June 30, 2004 and 2003 were:

	Three Months, Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in cents per pound)		(in cents per pound)

Cash cost per pound of copper sold	17.2	44.3	26.1	43.6

GAAP cost of sales per pound	70.6	55.6	70.3	56.7

The reduction in the Company’s operating cash cost in the three and six months period of 2004 is principally due to the credit for the sales of molybdenum, the most significant by-product. Molybdenum sales increased significantly in these periods due to the increase in market prices.  The credit for molybdenum sales amounted to 37.0 cents per pound in the second quarter of 2004 and 35.7 cents per pound in the first six months of 2004, compared to 12.0 cents per pound in the second quarter of 2003 and 10.3 cents per pound in the first six months of 2003.

The Company’s Ilo smelter project is moving ahead on schedule, detailed engineering is in process.  As part of the smelter project, in the second quarter of 2004 the Company signed a $46.1 million contract with Chemetics for an acid plant with a 3,760 ton per day capacity.  In addition, the Company signed a $13.4 million contract with Kvaerner for construction services related to the installation of the acid plant. The Company’s leaching project at the Toquepala mine is progressing and is on schedule for completion in mid-2005 and projected to save the Company $25.0 million in annual operating costs.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty tax on the mining industry, but regulations of the new law are pending to be issued in the third quarter of 2004.  The Company estimates that at current metal prices this new assessment would reduce annualized operating income by approximately $20 million, however, this is a preliminary estimate, pending publication of the final regulations of the law and expected modifications to the law.  In addition, in the last quarter of 2003, the Peruvian Congress published legislation announcing future closure and remediation obligations for the mining industry.  SPCC expects that this law will increase its asset retirement obligation and require future expenditure to satisfy its requirements.  Final regulations delineating the requirements of this law are pending.  The Company is studying the impact the law may have on its results but cannot make a reasonable estimate until the final regulations are published.

On February 3, 2004, Grupo Mexico, the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of all shares of Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), representing 99% of MM’s outstanding shares, in return for the issuance of additional shares of the Company.  MM holds substantially all of Grupo Mexico’s Mexican mining assets.

The Company has formed a Special Committee of Disinterested Directors, comprised of members of its Board, to evaluate whether the proposal is in the best interest of the stockholders of the Company.  The special committee hired financial and legal advisors, in order to assist the committee in carrying out its duties.  Southern Peru notes that there can be no assurance as to whether an agreement can be reached with regard to this transaction.  If consummated, the transaction would result in the Company having a single class of common stock, listed on the New York and Lima stock exchanges.

Inflation of Peruvian New Sol: The functional currency of the Company is the U.S. dollar.  Portions of the Company’s operating costs are denominated in Peruvian new soles.  Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation/deflation in Peru is not offset by a change in the exchange rate of the new soles to the dollar, the financial position, results of operations and cash flows of the Company could be adversely affected.  The value of the net assets of the Company denominated in new soles can be affected by inflation of the new soles.

For the three and six months ended June 30, 2004 and 2003, the Peruvian inflation rates and the change in the value of the new sol versus the dollar were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Peruvian Inflation Rate	0.9%	(0.6)%	3.0%	1.3%
New Sol/Dollar (change in quarters exchange rate)	0.32%	(0.1)%	0.2%	(1.2)%

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings ($in millions)	$120.9	$21.6	$207.7	$40.0
Earnings per share	$1.51	$0.27	$2.60	$0.50
% increase from prior years comparable period	459%		419%

The increase in earnings in the 2004 periods is principally due to higher copper and molybdenum prices and increases in the production and sale of Company products.  The six month 2003 results were reduced by the adoption of Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”, which was adopted January 1, 2003, and expenses related to the Company’s acceptance of a Peruvian tax assessment.

Net Sales: Net sales in the second quarter of 2004 increased $220.6 million to $389.0 million from the comparable period in 2003.  Copper sales accounted for $305.0 million while molybdenum and other sales accounted for $84 million.  Net sales for the first six months of 2004 totaled $663.1 million, compared with $343.2 million for the same period of 2003.  Copper sales accounted for $506.6 million while molybdenum and other sales accounted for $156.5 million. The increase in net sales in the three-month and six-month periods ended June 30, 2004 was principally due to higher copper and molybdenum prices.

In addition, copper sales volume in the second quarter of 2004 increased by 54.6 million pounds to 238.9 million pounds when compared to the second quarter of 2003.  The increased sales volume is attributable to increased second quarter production and sales of material delayed in the first quarter of 2004 due to weather conditions at Ilo.  Also the initiation in the first quarter of the Company’s new program of tolling and selling copper rod required a build-up of an inventory of cathodes in transit and in process.  This build-up was a one-time requirement and was completed in the first quarter of 2004.

At June 30, 2004, the Company recorded provisionally priced sales of 95.1 million pounds of copper, at an average provisional price of $1.21 per pound. Additionally, the Company recorded provisionally priced sales of 4.7 million pounds of molybdenum at an average provisional price of $15.55 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the third quarter of 2004.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the LME, the COMEX or Published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Price/Volume Data:

Average Metal Prices
Copper (per pound-LME)	$1.27	$0.74	$1.25	$0.75
Copper (per pound-COMEX)	$1.23	$0.75	$1.23	$0.75
Molybdenum (per pound)	$14.57	$5.21	$11.42	$4.63
Silver (per ounce-COMEX)	$6.25	$4.59	$6.48	$4.63

Sales Volume (in thousands):
Copper (pounds)	238,900	184,300	394,200	383,000
Molybdenum (pounds) (1)	4,882	4,672	9,743	9,120
Silver (ounces)	1,161	869	2,101	1,848

(1)          The Company’s molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

Metal Price Sensitivity: There is market risk arising from the volatility of copper prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, that the number of shares outstanding is unchanged, giving no effects to potential hedging programs or changes in past production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 2004.  Estimates are based on 80.0 million shares outstanding.

	Copper		Silver		Molybdenum

Change in Metal Prices	$0.01	/lb.	$1.00	/oz.	$1.00	/lb.
Annual Change in Earnings per share	$0.06		$0.03		$0.15

Operating Costs and Expenses: Operating costs and expenses were $197.5 million in the second quarter of 2004 compared with $130.5 million in the second quarter of 2003.  Cost of sales for the three months ended June 30, 2004 was $168.7 million compared with $102.7 million in the comparable 2003 period.  Included in cost of sales for both periods is the cost of copper acquired from third parties.  In the second quarter of 2004, the Company sold 6.6 million pounds of copper rod that was produced by cathodes purchased from third parties.  These copper rods had a cost of $8.4 million.  In the second quarter of 2003, the Company sold 3 million pounds of copper processed from third party concentrate, at a cost of $1.8 million.  In addition to these transactions, the increase in cost of sales is attributable to higher 2004 sales volume, increases in the cost of fuel and power and an increase of $15.4 million in the provision for workers’ participation.  The provision for workers participation is accrued at 8% of pre-tax earnings.

For the first half of 2004, operating cost and expenses were $334.5 million compared with $270.6 million in the six first months of 2003. Cost of sales for the 2004 period was $277.5 million, compared with $217.3 million in the 2003 six-month period. The cost of sales increase of $60.2 million in 2004 was the result of higher sales volume, including the cost of the purchased cathodes, an increase in power and fuel costs and a $24.3 million increase in workers’ participation.

Taxes on Income: Taxes on income for the six months ended June 30, 2004 were $113.1 million, compared with $26.9 million for the same period of 2003. The increase was principally due to higher earnings in 2004.  In addition, the six-month 2003 period includes a $4.4 million charge for Peruvian tax assessments.

Cash Flows:

Second Quarter: Net cash provided by operating activities was $182.8 million in the second quarter of 2004, compared with $47.2 million in 2003 period.  The main reasons for this significant increase are an increase of $99.3 million in earnings, driven by improved metal prices and an increase of $38.6 million in working capital contribution, largely due to the increase in income tax and workers’ participation liabilities.

Net cash used in investing activities was $28.0 million in the second quarter of 2004 for capital expenditures.  The capital expenditures included investments for the Ilo smelter modernization project $6.0 million, the Toquepala leach dump project $5.0 million, an electrical shovel $5.0 million, trucks $5.1 million, rotary drilling $1.7 million and other fixed assets.  In the second quarter of 2003, cash used for investing activities was $6.8 million.  The Company anticipates that capital expenditures will be higher in the second half of 2004 as major projects move forward.

Net cash used in financing activities in the second quarter of 2004 was $99.0 million, compared with $40.8 million provided in the second quarter of 2003.  The second quarter of 2004 includes a dividend distribution of $43.4 million, compared with a distribution of $9.1 million in the second quarter of 2003.  Additionally, in the second quarter of 2004, the Company paid down $50 million of Peruvian bonds and made a $5 million loan payment to Mitsui.  In second quarter of 2003, the Company sold $50 million bonds in the Peruvian market.

Six Months: Net cash provided by operating activities was $223.4 million in the first six months of 2004, an increase of $160.1 million over the comparable 2003 period.  The increase was principally due to earnings.

Cash used in investing activities was $61.6 million in the six-month period ended June 30, 2004, attributable to capital expenditures.  The significant capital expenditures included investment for the Ilo smelter modernization project $18.0 million, the Toquepala leach dump project $11.0 million, an electrical shovel $8.0 million, trucks $6.7 million, rotary drilling $2.4 million, and other fixed assets.  In the six months period ended June 30, 2003, cash used for capital expenditures was $16.0 million.  The increase is principally due to the investment in smelter modernization, the Toquepala mine leaching project and mining equipment.

Cash used in financing activities for the six months ended June 30, 2004 was $125.7 million, compared with $33.2 million provided in the comparable 2003 period. The six months ended June 30, 2004, includes a repayment of $55 million of debt while 2003 includes $50 million of bonds sold.  Additionally, there were dividend distributions of $65 million in 2004, compared with $16.5 million in 2003.

Liquidity and Capital Resources:

On June 4, 2004, the Company paid a quarterly dividend of 0.54 cents per share, totaling $43.7 million.

Certain financing agreements contain covenants that limit the payment of dividends to stockholders. Under the most restrictive covenant, the Company may pay dividends to stockholders up to 50% of the net income of the Company, on an annual basis.

On March 31, 2003, Southern Peru Holdings Corporation, the 54.2% direct stockholder of the Company, and a subsidiary of ASARCO, sold all its stock in the Company to Americas Mining Corporation (“AMC”), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  Pursuant to a financing agreement, AMC has agreed to comply with financial covenants, involving SPCC, including covenants requiring the maintenance of minimum stockholders’ equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions, specific debt to equity ratios and interest coverage ratios.  At June 30, 2004, the Company was in compliance with these covenants.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia), and also comply with current environmental regulations. It is estimated that the construction of the project will take no more than 36 months and it will be completed before January 2007, the deadline established in the PAMA.  The cost of the project was previously estimated to exceed $600 million, but has not been finalized pending the completion of the basic engineering by Fluor/Xstrata. The new estimated cost to complete this project is $320 million.  The Company has incurred $18.0 million costs related to the project in 2004.

The Company has on hand sufficient funds to commence this project but significant additional funds may be necessary for its completion.  The Company has an approved Peruvian bond program of $750 million, of which $199 million have been issued.  There can be no assurance that the Company’s capital expenditure and liquidity requirements can be financed with Peruvian resources.  The Company plans to finance the portion of its liquidity needs that are not financed in Peru with cash on hand, funds from operation or by placing additional financing in the international market.

At June 30, 2004, the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 16.7% as compared with 20.9% at December 31, 2003.  At June 30, 2004, the Company’s cash and marketable securities amounted to $332 million compared to $295.5 million at December 31, 2003.  At June 30, 2004, the Company’s Cash and Marketable Securities exceeded the total Long Term Debt, including its current portion by $38.0 million.

Critical Accounting Policies and Estimates:

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated financial statements, which have been prepared in accordance with US GAAP.  Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: revenue recognition; ore reserves; capitalized mine stripping and related estimated mine stripping ratios; the estimated useful lives of fixed assets, asset retirement obligations; litigation and contingencies, including those related to taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost per pound to GAAP cost of good sold per pound, dollars and pounds are in millions.

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003

Cost of sales (GAAP)	$168.7	$102.6	$277.5	$217.3
Workers participation and other	(23.0)	(2.6)	(37.5)	(6.7)
Inventory change	(6.2)	6.3	19.8	0.9

Treatment and refining charges	1.2	0.1	1.5	0.7
Administrative	7.6	7.0	14.7	13.7

By product credit and copper premiums	(107.3)	(31.8)	(173.0)	(58.9)
Operating cash cost (A)	$41.0	$81.6	$103.0	$167.0

Total pounds of copper sold (B)	238.9	184.3	394.2	383.0

Operating cash cost per pound [(A) divided by (B)]	0.172	0.443	0.261	0.436

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico, D.F., July 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of June 30, 2004 and the related condensed consolidated statements of earnings and cash flows for each of the three-month and six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

Item 1.    Legal Proceedings

The information provided in Note G to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 29, 2004, the holders of the Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 11 directors, and both classes, voting together, to ratify the selection of PricewaterhouseCoopers, as independent auditors for 2004.

Votes cast in the election of directors by holders of Common Stock were as follows:

Names	Number of Shares
	For	Withheld
Luis Miguel Palomino Bonilla	9,738,781	56,096
Gilberto Perezalonso Cifuentes	6,061,376	3,733,501

In the election of the directors by holders of Class A Common Stock, each of the following directors received 54,727,037 votes and no votes were withheld.

Germán Larrea Mota-Velasco	Harold S. Handelsman
Oscar González Rocha	Genaro Larrea Mota-Velasco
Emilio Carrillo Gamboa	Armando Ortega Gómez
Jaime Claro	Juan Rebolledo Gout
Jaime Fernando Collazo González	Carlos Ruiz Sacristán
Xavier García de Quevedo Topete

Stockholders ratified the selection of the independent auditors as follows:

	For	Against	Abstain
Common Stock	8,460,286	5,190	1,314,787
Class A Common Stock	273,635,185	—	—
Total	282,095,471	5,190	1,314,787

Item 6.    Exhibits and Reports on Form 8-K

Exhibit No.	Description of Exhibit

Exhibit 15	Independent Auditors’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

Part II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

	/s/	Oscar González Rocha
Date: August 4, 2004		Oscar González Rocha
President and General Director

	/s/	Jaime Fernando Collazo González
Date: August 4, 2004		Jaime Fernando Collazo González
Vice President of Finance and
Chief Financial Officer