Form 10-Q
period 2004-09-30
SOUTHERN PERU COPPER CORP/
filed 2004-11-09
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2004
Third Quarter
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒   No   ☐

As of October 31, 2004, there were outstanding 14,116,152 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, per value $0.01 per share.

Southern Peru Copper Corporation

and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,

	2004	2003	2004	2003
	(in thousands, except for per share amounts)

Net sales:
Stockholders and affiliates	$20,733	$347	$53,141	$1,100
Others	407,352	209,139	1,038,023	551,612
Total net sales	428,085	209,486	1,091,164	552,712

Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	188,193	119,522	465,726	336,859
Administrative	6,717	6,565	21,439	20,290
Depreciation, amortization and depletion	19,880	18,315	57,557	54,684
Exploration	1,578	5,914	6,167	9,070
Total operating costs and expenses	216,368	150,316	550,889	420,903

Operating income	211,717	59,170	540,275	131,809

Interest income	1,417	846	3,618	2,372
Other income (expense)	(787)	(315)	(2,829)	541
Interest expense	(2,170)	(3,441)	(8,355)	(9,654)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	210,177	56,260	532,709	125,068
Taxes on income	77,087	19,815	190,213	46,726
Minority interest of investment shares	1,144	354	2,828	744

Earnings before cumulative effect of the change in accounting principle	131,946	36,091	339,668	77,598
Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	—	—	—	1,541

Net earnings	$131,946	$36,091	$339,668	$76,057

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.65	$0.45	$4.25	$0.97

Cumulative effect of the change in accounting principle	—	—	—	(0.02)
Net earnings - basic and diluted	$1.65	$0.45	$4.25	$0.95
Dividends paid	$0.76	$0.14	$1.57	$0.36
Weighted average common shares outstanding (Basic)	80,017	80,013	80,016	80,013
Weighted average common shares outstanding (Diluted)	80,017	80,029	80,016	80,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30, 2004	December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$418,617	$295,472
Accounts receivable, net	183,986	89,238
Inventories	106,998	76,692
Other current assets	15,411	14,549
Total current assets	725,012	475,951

Net property	1,175,026	1,118,202
Capitalized mine stripping, net	234,164	215,207
Intangible assets	106,941	109,007
Other assets	15,673	12,385
Total Assets	$2,256,816	$1,930,752

LIABILITIES
Current liabilities:
Current portion of long-term debt	$26,504	$60,000
Accounts payable	75,560	48,322
Accrued liabilities	204,665	78,875
Total current liabilities	306,729	187,197

Long-term debt	267,539	289,043
Deferred income taxes	116,890	110,075
Other liabilities	20,545	15,854
Asset retirement obligation	5,549	5,267
Total non-current liabilities	410,523	420,239

MINORITY INTEREST	9,808	7,913

STOCKHOLDERS’ EQUITY
Common stock	261,946	261,875
Retained earnings	1,267,810	1,053,528
Total Stockholders’ Equity	1,529,756	1,315,403

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,256,816	$1,930,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$131,946	$36,091	$339,668	$76,057
Cumulative effect of the change in accounting principle, net of income tax	—	—	—	1,541
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	19,880	18,315	57,557	54,684
Capitalized mine stripping	(7,403)	(9,981)	(25,111)	(29,223)
Remeasurement gain	4,633	(191)	4,351	(2,265)
Provision for deferred income taxes	2,737	2,456	6,815	9,895
Minority interest of investment shares	1,144	354	2,828	744

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(22,208)	(7,969)	(94,538)	(7,050)
Inventories	(10,949)	301	(30,306)	3,276
Accounts payable and accrued liabilities	72,753	9,969	145,089	12,451
Other operating assets and liabilities	349	4,359	9,945	(3,115)
Net cash provided by operating activities	192,882	53,704	416,298	116,995

INVESTING ACTIVITIES
Capital expenditures	(48,330)	(18,362)	(109,972)	(34,366)
Sales of property	—	52	—	55
Net cash used in investing activities	(48,330)	(18,310)	(109,972)	(34,311)

FINANCING ACTIVITIES
Debt incurred	—	—	—	50,000
Debt repaid	—	—	(55,000)	—
Escrow (deposits) withdrawals on long-term loans	—	—	(5,241)	183
Dividends paid to common stockholders	(60,413)	(10,826)	(125,386)	(27,308)
Distributions to minority interest	(471)	(84)	(978)	(267)
Treasury stock transaction	—	34	71	45
Purchase of investment shares	(6)	(223)	(104)	(540)
Net cash provided by (used for) financing activities	(60,890)	(11,099)	(186,638)	22,113

Effect of exchange rate changes on cash and cash equivalents	2,982	69	3,457	2,615

Increase in cash and cash equivalents	86,644	24,364	123,145	107,412
Cash and cash equivalents, at beginning of period	331,973	230,585	295,472	147,537

Cash and cash equivalents, at end of period	$418,617	$254,949	$418,617	$254,949

Supplemental disclosure of cash flow information:
Cash paid during the year for:

Interest	$2,814	$3,632	$11,468	$12,187
Income taxes	$24,759	$7,725	$83,006	$35,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of operations and cash flows for the three months and nine months ended September 30, 2004 and 2003.  Certain reclassifications have been made in the financial statements from amounts previously reported.  The condensed financial statements for the three months and nine months period ended September 30, 2004 and 2003 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors, whose report dated October 15, 2004, is presented on page 23.  The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

With respect to the unaudited financial information of the Company for the nine-month periods ended September 30, 2004 and 2003, included in this Form 10-Q, PricewaterhouseCoopers reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 15, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

B.             Inventories were as follows:

(in millions)

	September 30, 2004	December 31, 2003
Metals at lower of average cost or market:
Finished goods	$2.7	$2.3
Work-in-process	60.8	34.7
Supplies at average cost	43.5	39.7
Total inventories	$107.0	$76.7

C.             At September 30, 2004, the Company has recorded, provisionally priced sales of 130.3 million pounds of copper, at an average provisional price of $1.42 per pound. Also, the Company has recorded provisionally priced sales of 4.9 million pounds of molybdenum at an average provisional price of $18.45 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur largely in the fourth quarter of 2004.

At September 30, 2004, the Company has recorded $18.0 million in revenue resulting from the increase in the price of copper from the date of signing the provisionally priced copper sales contracts and the month-end quoted price.  Additionally, the Company has recorded $6.8 million in revenue resulting from the increase in the price of molybdenum from the date of signing the provisionally priced molybdenum sales contracts and the month-end quoted price.

D.            Ore Reserves:

The Company uses a copper price of 90 cents per pound to calculate its official ore reserve position, which were declared and filed with the Security and Exchange Commission in 1998 for the Cuajone mine and in 1999 for the Toquepala mine.  The Company uses these reserves estimates for planning purposes and managing its operations.  These ore reserves are reported to governmental authorities in Peru on an annual basis and are reported annually in the Company’s annual report and form 10K.  The Company believes that the 90 cent copper price assumption is consistent with long-term projections based on average historical prices over recent full economic and pricing cycles.

Commencing in 2003, for purposes of calculating financial statements results, the Company recalculates its ore reserves using a copper price based on the three-year copper price according to COMEX.  Accordingly, for the year 2004 and 2003 the Company used 75 cents and 76 cents copper price, respectively, for financial statement purposes.  Southern Peru uses these ore reserves estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets mining concessions.

E.              Taxes on Income:

As a large corporation, the Company is regularly audited by federal, state and foreign tax authorities.  All of these audits can result in proposed assessments.  In 2002, the Internal Revenue Service (“IRS”) issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996. In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  Generally, the years 1994 through 1996 are now closed to further adjustment.  The IRS is now continuing their field audit of the tax years 1997 through 1999 as well as continuing their field audit work of tax years 2000 through 2002.  As a result of the audit of the tax years 1997 through 1999, the IRS has questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  The Company and the IRS have jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  A response from the National Office is pending.  The years 1997 through 1999 will remain open until the inventory value issue is resolved.  The Company believes that in all material respects the positions that it is reporting to the IRS are correct and appropriate.

In prior years, the Company received assessments and penalties from the Peruvian Tax Administration (SUNAT) for fiscal years 1996 through 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method and deduction of other expenses related to charges incurred outside of Peru from 1996 through 1999, and the deduction of certain interest expenses from 1997 through 1999.  The Company appealed these assessments.

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

In regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  According to this tax court resolution, SUNAT issued a new penalty in December 2003.  This penalty, and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.

The Company continues to appeal SUNAT’s assessment of penalties and interest related to the disallowance of the above-mentioned items for fiscal years 1997 through 1999.

The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, or 1999.

The Company’s appeal before Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997, was denied. In this regard, the Company filed in May 2003 a lawsuit before the superior court against SUNAT and the Peruvian tax court seeking the reversal of the ruling of the Tax Court. The tax court has not ruled on the interest deductions for 1998 or 1999.

Company management believes that it will prevail in all of the above actions.

F.              Debt and Available Credit Facilities:

The Company´s Peruvian bonds contain a limitation on the payment of stockholder dividends of no more then 50% of net income for any fiscal year.  On October 18, 2004, the Company obtained a waiver of this restriction allowing for the payment of dividends of up to 100% of net income for each of the quarters ending September 30, 2004, December 31, 2004 and March 31, 2005.

G.             Related Party Transaction:

On January 15, 2004, the Company entered into a tolling agreement with ASARCO, Incorporated (“ASARCO”), a former shareholder of the Company and a subsidiary of Grupo Mexico.  Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to ASARCO, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company is selling to customers in the United States.  The Company is obligated to deliver 77,000 tons of copper to the ASARCO refinery in 2004 under the agreement. Deliveries to the ASARCO refinery, which are made on a monthly basis, amounted to approximately 56,600 tons in the first nine months of 2004.  During the first nine months of 2004, SPL sold $148.1 million of copper rods, of which $50.5 million of sales to The Marmon Group - Cerro Wire, were recorded as sales to stockholders and affiliates in the condensed consolidated statement of earnings.  In addition, SPCC had sales of $2.6 million to other affiliates. At September 30, 2004, there was a total of $10.0 million in related party accounts receivable of which $9.0 million related to SPL’s sales to an affiliate, The Marmon Group - Cerro Wire and $1.0 million related to sales by the Company to other related entities.  The Company pays ASARCO a tolling charge upon its receipt of copper rods.

H.            Commitments and Contingencies:

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

Environmental:

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  On March 14, 2004, the Peruvian Ministry of Energy and Mines (MEM) published proposed regulations for this law.  The law was amended on May 28, 2004.  The amended law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within one year, or before October 15, 2004.  Since the regulations have not been approved, on October 15, 2004, SPCC submitted to MEM a notice stating that based on current legislation the Company was unable to make a reasonable estimate of its closure obligation.  It is expected that final regulations detailing requirements will be published by the second quarter of 2005, and the Company will be required to submit its Mine Closure Plan thereafter.  The law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law when in force will increase its asset retirement obligations and require future expenditures and amortizations over the life of the mine to satisfy its requirements.  The liability for these asset retirement obligations can not currently be measured, or reasonably estimated, based on the proposed generalities of this law.  The Company is studying the impact this law will have on its results, but currently can not reasonably estimate the effect until final regulations are published.

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

In the third quarter of 2003, the MEM accepted a Company plan to complete the smelter modernization by January 2007, the original PAMA deadline.

In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal met with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  Additionally, on December 31, 2003, the Company submitted to the MEM a separate contract, which outlines the execution of the smelter project.  The cost of the project was previously estimated to exceed $600 million.  The new estimated cost to complete this project is $500 million, including $94 million expended through 2003.  This new estimate is approximately $85 million higher than the estimate reported at December 31, 2003 as it incorporates increases for additional equipment, expenses and capitalization of finance costs.  The project is in the construction phase and it is estimated that the construction will be complete before January 2007, the deadline established in the PAMA.

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

The Company operates a Supplementary Control Program, a voluntary effort, by which the smelter production is curtailed during periods of adverse meteorological conditions.  In addition, the Company has a remediation program for slag removal on the beaches to the north of the smelter.  This program, part of the PAMA, is scheduled to be completed by January 2007, in compliance with PAMA regulations.  The estimated cost of this project is $1.9 million.

During the first nine months of 2004, $32.6 million was expended on the smelter project, out of the 2004 budget of $84 million.  The Company foresees significant environmental capital expenditures through 2006 to complete the smelter modernization.

Litigation:

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called “labor shares”) of its Peruvian Branch plus dividends.  In December 1999, a civil court of the first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  The case is now pending before a labor court of first instance in Lima.  The Company has not made a provision for this lawsuit, because it believes that is has meritorious defenses to the claims asserted in the complaint.

In February 2004, a lawsuit was filed against the Company by approximately 3,000 former employees of SPCC seeking the delivery of a substantial number of labor shares (now called “investment shares”) plus dividends and interest.  The labor court dismissed the complaint due to procedural defects on the grounds that each of the plaintiffs should file an individual lawsuit.  The plaintiffs’ attorney appealed this resolution before the Superior Labor Court.  In May 2004, the appeal by the plaintiffs was granted and the lawsuit was reinstated.  The case is now pending before the Superior Labor Court in Lima.  A similar lawsuit was dismissed in April 2003 due to procedural defects.  The Company intends to defend vigorously against the lawsuit.  The Company has not made a provision for this lawsuit because it believes that it has meritorious defenses to the claims asserted in the complaint.

The investments share litigation described above is based on claims of former employees for ownership of investment shares issued from the 1970s until 1989 under a former Peruvian mandatory profit sharing system.  The Company asserts that the claims are meritless and that the investment shares were distributed to the former employees in accordance with the Peruvian profit sharing system that was in effect at the time.  In most cases, the distribution of the investment shares occurred while the claimants were in the employment of the Company.  The Company’s defenses include evidence of receipt of the investment shares by the claimants.  Should the workers be successful in these cases, the Company would be responsible for back dividends and the issuance of such shares which would increase the Company’s minority interest and negatively impact the Company’s cash flow.  The amount of this contingency cannot be estimated by management at this time.

It is the opinion of management that the outcome of the aforementioned legal proceeding and tax contingencies mentioned in Note E, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position of the Company and its consolidated subsidiaries.  This is based on certain assumptions, including advice from legal counsel, the current status of private Treasury/IRS policy debates and the timing of the ultimate outcome of settlement.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions of the effectiveness of our strategies, related to those proceedings, or when they are resolved in future periods.

I.                 Proposed Purchase of Grupo Mexico Mining Shares:

On February 3, 2004, Grupo Mexico, the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of its approximately 99.15% shareholding in Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), in return for the issuance to it of additional shares of the Company.  MM holds substantially all of Grupo Mexico’s Mexican mining assets.

The Company has formed a Special Committee of Disinterested Directors, comprised of members of its Board, to evaluate whether the proposal is in the best interest of the stockholders of the Company.  The special committee hired third party advisors and consultants to assist the committee in carrying out its duties.  On October 21, 2004, the Board of Directors of SPCC, upon the recommendation of the special committee, unanimously approved a merger agreement under which Grupo Mexico will, through its subsidiary, Americas Mining Corporation (“AMC”), sell to SPCC its approximately 99.15% shareholding in MM, in return for the issuance to AMC of 67.2 million shares of SPCC.  As part of this transaction SPCC will pay a special transaction dividend in the aggregate amount of $100 million prior to the closing of the transaction to all of SPCC’s existing shareholders.  This merger agreement is subject to ratification by two-thirds of SPCC’s shareholders and a maximum net debt level of $1.0 billion in MM.  There can be no assurance as to whether a merger can be reached with regard to this transaction.

As part of the above transaction, Class A common stock, which has voting preference, would be converted to common shares with equal voting interest upon approval of the merger.  The transaction is expected to ultimately result in SPCC having a single class of registered common stock listed on the New York and Lima stock exchanges.

J.                Impact of New Accounting Standards:

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

The Emerging Issues Task Force (“EITF”) formed a committee (“Committee”) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets.

The EITF reached a consensus, subject to ratification by the Financial Accounting Standards Board (“FASB”), that mineral interests conveyed by leases should be considered tangible assets. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

The FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations.  The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (“FSP”) in this regard. These issues did not have an impact to the Company’s financial statements since it did not change its accounting.

The FASB also issued (“FSP”) an FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted.  This did not have an impact on the Company’s financial statements.

The EITF issued a Working Group Report No. 1 on September 21, 2004 titled “Accounting for Stripping Costs Incurred during Production in the Mining Industry”.  The Report applies to mining entities and the accounting for stripping costs incurred in the production phase of mining operations.  Consensus on this issue has not been reached.

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

SPCC’s earnings were $131.9 million in the third quarter of 2004 and $339.7 million for the first nine months of 2004.  These substantial increases over the comparable 2003 periods were driven by significant increases in copper and molybdenum prices, and increased production and sale of Company metal.

Despite a 13 day illegal strike in the third quarter, mine copper production increased 4.1% to 226.0 million pounds in the third quarter of 2004 compared with the third quarter of last year.  This increase of 8.8 million pounds included 7.2 million pounds from the Toquepala mine, 4.5 million pounds from the Cuajone mine offset by a decrease of 2.9 million pounds in solvent extraction/electrowinning (SX/EW) production. The Toquepala and Cuajone mine increases in production were largely due to higher ore grades.  The main reason for the 2.9 million pounds decrease in SX/EW production was due to a lower grade of PLS (pregnant leaching solution). Mine molybdenum production increased 15.5% to 6.3 million pounds in the third quarter of 2004 compared with the third quarter of last year.  This increase of 0.8 million pounds was principally a result of higher ore grade.

An overall benchmark used by the Company and a common industry metrics to measure performance is its operating cash cost per pound of copper sold.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of SPCC’s operating cash cost per pound to GAAP cost of sales is presented on page 19.  Operating cash cost per pound of copper sold is defined by the Company as the total production cost, including the cost of purchased copper, freight and sales expenses, administrative expenses, revenues for sale of by-products such as molybdenum and silver, and premiums on copper sales divided by total pounds of copper sold by SPCC.  SPCC excludes from its calculation of operating cash cost depreciation, amortization and depletion, exploration, workers’ participation provisions and items of a non-recurring nature.  Depreciation, amortization and depletion are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers participation provisions are determined on the basis of pre-tax earnings and are considered not as part of operating cash costs and are also excluded. The Company’s operating cash cost, as defined, for the three and nine months ended September 30, 2004 and 2003 were:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
	(in cents per pound)		(in cents per pound)

Cash cost per pound of copper sold	22.8	36.8	24.9	41.1

Cash cost per pound of copper sold (without molybdenum revenue)	70.5	50.6	64.9	52.7

GAAP cost of sales per pound	85.6	55.0	75.8	56.1

The reduction in the Company’s operating cash cost in the three and nine months period of 2004 is due to the credit for the sales of molybdenum. Molybdenum prices increased throughout 2003 and continued into 2004, the average molybdenum price in the third quarter of 2004 and 2003 were $16.90 per pound and $5.67 per pound, respectively.  During the five years prior to 2003, molybdenum prices averaged between $2.36 per pound and $3.77 per pound.  Cash cost per pound without the impact from molybdenum revenue is also presented above.  Cash cost per pound without the molybdenum contribution show increases in both the third quarter and first nine months of 2004.  These increases are principally attributable to higher fuel and power cost and the increased cost the Company paid for third party copper.

The Company’s Ilo smelter project is moving ahead on schedule, detailed engineering and construction work is in process in order to finish by the end of 2006.  As part of the smelter project, in the second quarter of 2004 the Company signed a $46.1 million contract with Chemetics for an acid plant with a 3,760 ton per day capacity.  In addition, the Company signed a $13.4 million contract with Kvaerner for construction services related to the installation of the acid plant. The Company’s leaching dumps, crushing and conveying project at the Toquepala mine is progressing on schedule for completion in mid-2005 and projected to save the Company $25.0 million in annual operating costs.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty tax on the mining industry, but regulations of the new law are pending issuance.  The Company estimates that at current metal prices (average nine-month 2004 prices) this new assessment would reduce annualized operating income by approximately $27 million; however, this is a preliminary estimate, pending publication of the final regulations of the law and expected modifications to the law.  The Company made an estimated provision of $7.9 million in the third quarter of 2004.  In addition, in the last quarter of 2003, the Peruvian Congress published legislation announcing future closure and remediation obligations for the mining industry.  SPCC expects that this law will increase its asset retirement obligation and require future expenditures and amortizations over the life of the mine to satisfy its requirements.  Final regulations delineating the requirements of this law are pending.  The Company is studying the impact the law may have on its results but cannot make a reasonable estimate until the final regulations are published.

On February 3, 2004, Grupo Mexico, the largest stockholder of the Company, presented a proposal regarding the possible sale to the Company of its approximately 99.15% shareholding in Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V. (“MM”), in return for the issuance to it of additional shares of the Company.  MM holds substantially all of Grupo Mexico’s Mexican mining assets.

The Company has formed a Special Committee of Disinterested Directors, comprised of members of its Board, to evaluate whether the proposal is in the best interest of the stockholders of the Company.  The special committee hired third party advisors and consultants to assist the committee in carrying out its duties.  On October 21, 2004, the Board of Directors of SPCC, upon the recommendation of the special committee, unanimously approved a merger agreement under which Grupo Mexico will, through its subsidiary, Americas Mining Corporation (“AMC”), sell to SPCC its approximately 99.15% shareholding in MM, in return for the issuance to AMC of 67.2 million shares of SPCC.  As part of this transaction SPCC will pay a special transaction dividend in the aggregate amount of $100 million prior to the closing of the transaction to all of SPCC’s existing shareholders.  This merger agreement is subject to ratification by two-thirds of SPCC’s shareholders and a maximum net debt level of $1.0 billion in MM.  There can be no assurance as to whether a merger can be reached with regard to this transaction.

As part of the above transaction, class A common stock, which has voting preference, would be converted to common shares with equal voting interest upon approval of the merger.  The transaction is expected to ultimately result in SPCC having a single class of registered common stock listed on the New York and Lima stock exchanges.

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

For the three and nine months ended September 30, 2004 and 2003, the Peruvian inflation rates and the change in the value of the new sol versus the dollar were as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Peruvian Inflation Rate	0.21%	0.42%	3.22%	1.68%
New Sol/Dollar (change in quarters exchange rate)	(3.74)%	(0.32)%	(3.52)%	(0.91)%

Results of Operations:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Net earnings ($ in millions)	$131.9	$36.1	$339.7	$76.1
Earnings per share	$1.65	$0.45	$4.25	$0.95
% increase from prior year comparable period	266%		347%

The increase in earnings in the 2004 periods is principally due to higher copper and molybdenum prices and increases in the production and sale of Company products.  The nine month 2003 results were reduced by $1.5 million as a result of the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations”, which was adopted January 1, 2003, and $4.9 million as a result of expenses related to the Company’s acceptance of a Peruvian tax assessment.

Net Sales: Net sales in the third quarter of 2004 increased $218.6 million to $428.1 million from the comparable period in 2003.  Copper sales accounted for $312.4 million, molybdenum for $104.8 million and sales of silver and other products made up the balance of $10.9 million.  Net sales for the first nine months of 2004 totaled $1,091.2 million, compared with $552.7 million for the same period of 2003.  Copper sales accounted for $816.3 million, molybdenum for $245.4 million and sales of silver and other products accounted for the balance of $29.5 million. The increase in net sales in the three-month and nine-month periods ended September 30, 2004 was principally due to higher copper and molybdenum prices.

At September 30, 2004, the Company recorded provisionally priced sales of 130.3 million pounds of copper, at an average provisional price of $1.42 per pound. Additionally, the Company recorded provisionally priced sales of 4.9 million pounds of molybdenum at an average provisional price of $18.45 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur largely in the fourth quarter of 2004.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the LME, the COMEX or Published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Price/Volume Data:

Average Metal Prices
Copper (per pound-LME)	$1.29	$0.80	$1.27	$0.76
Copper (per pound-COMEX)	$1.29	$0.80	$1.25	$0.77
Molybdenum (per pound)	$16.90	$5.67	$13.25	$4.98
Silver (per ounce-COMEX)	$6.49	$5.01	$6.48	$4.76

Sales Volume (in thousands):
Copper (pounds)	219,800	217,400	614,000	600,400
Molybdenum (pounds) (1)	6,344	5,500	16,087	14,620
Silver (ounces)	1,162	1,078	3,263	2,925

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

	Copper		Silver		Molybdenum

Change in Metal Prices	$0.01	/lb.	$1.00	/oz.	$1.00	/lb.
Annual Change in Earnings per share	$0.06		$0.03		$0.16

Operating Costs and Expenses: Operating costs and expenses were $216.4 million in the third quarter of 2004 compared with $150.3 million in the third quarter of 2003.  Cost of sales for the three months ended September 30, 2004 was $188.2 million compared with $119.5 million in the comparable 2003 period.  Factors increasing the 2004 cost of sales include the sale of 23.2 million pounds of copper purchased from third parties, further processed by SPCC and sold to SPCC customers.  This copper, acquired at prevailing market prices, cost the Company $31.1 million.  The Company purchases such additional copper in order to meet client commitments and further processes this copper into deliverable rods.  These processed rods are sold at a premium to the market price of pure copper.  The third quarter of 2003 did not include the sale of purchased materials.  In addition, other significant factors adding to the increased cost in the third quarter of 2004 include higher fuel and power costs, an estimated provision of $7.9 million for a recently enacted royalty tax and an increased provision for workers participation.  Increased energy prices added approximately $13.3 million to the Company’s 2004 third quarter fuel and power cost.  The provision for workers' participation added $15.8 million to the 2004 third quarter increase.  The provision for workers’ participation is accrued at 8% of pre-tax earning.

For the first nine months of 2004, operating cost and expenses were $550.9 million compared with $420.9 million in the first nine months of 2003.  Cost of sales for the 2004 period was $465.7 million, compared with $336.9 million in the 2003 nine-month period.  The increased nine-month 2004 cost of sales of $128.8 million is largely attributable to many of the same factors, which increased third quarter 2004 cost of sales.  These include the sale of third party materials, higher power and fuel costs, the royalty tax provision of $7.9 million and the provision for workers’ participation.  In the nine-month 2004 period the Company sold 29.8 million pounds of copper from purchased material with a cost of $39.6 million.  In the nine-month 2003 period the Company sold 17.8 million pounds of copper with a cost of $13.9 million.  Increased energy cost added approximately $34.7 million to the Company’s nine-month fuel and power cost.  The provision for workers’ participation added $40.1 million to nine-month 2004 increase.

Taxes on Income: Taxes on income for the nine months ended September 30, 2004 were $190.2 million, compared with $46.7 million for the same period of 2003.  The increase was principally due to higher earnings in 2004.  In addition, the nine-month 2003 period includes a $4.4 million charge for Peruvian tax assessments.

Cash Flows:

Third Quarter: Net cash provided by operating activities was $192.9 million in the third quarter of 2004, compared with $53.7 million in the 2003 period.  The main reasons for this significant increase are an increase of $95.9 million in earnings, driven by improved metal prices and a net increase of $33.3 million in the working capital contribution, largely due to the increase in income tax and workers’ participation liabilities.

Net cash used in investing activities was $48.3 million in the third quarter of 2004 for capital expenditures.  The capital expenditures included investments for the Ilo smelter modernization project $14.6 million, the Toquepala leach dump project $12.9 million, mine equipment at Toquepala and Cuajone $17.3 million and other fixed assets.  In the third quarter of 2003, cash used for investing activities was $18.3 million.  The Company anticipates that capital expenditures will be increasing in the fourth quarter of 2004 and the year 2005 as spending on the smelter modernization and the leaching project accelerate.

Net cash used in financing activities in the third quarter of 2004 was $60.9 million, compared with $11.1 million in the third quarter of 2003.  The third quarter of 2004 includes a dividend distribution of $60.4 million, compared with a distribution of $10.8 million in the third quarter of 2003.

Nine Months: Net cash provided by operating activities was $416.3 million in the first nine months of 2004, an increase of $299.3 million over the comparable 2003 period.  The increase was principally due to increased earnings of $263.6 million and $25.0 million in cash provided from working capital.

Cash used in investing activities was $110.0 million in the nine-month period ended September 30, 2004, attributable to capital expenditures.  The significant capital expenditures included investment for the Ilo smelter modernization project $32.6 million, the Toquepala leach dump project $23.6, mine equipment at Toquepala and Cuajone $38.0 million and other fixed assets.  In the nine months period ended September 30, 2003, cash used for capital expenditures was $34.4 million.  The increase is principally due to the investment in smelter modernization, the Toquepala mine leaching project and mining equipment.

Cash used in financing activities for the nine months ended September 30, 2004 was $186.6 million, compared with $22.1 million provided in the comparable 2003 period. The nine months ended September 30, 2004, includes a repayment of $55 million of debt while 2003 includes $50.0 million proceeds from the sale of bonds.  Additionally, there were dividend distributions of $125.4 million in 2004, compared with $27.3 million in 2003.

Liquidity and Capital Resources:

On September 1, 2004, the Company paid a quarterly dividend of 75.5 cents per share, totaling $60.4 million.  On October 21, 2004 a quarterly dividend of 82.45 cents per share, totaling $66 million, was declared, payable on November 22, 2004.

The Company’s Peruvian bonds contain a limitation on the payment of stockholder dividends of no more then 50% of net income for any fiscal year.  In light of the high current metal prices and improved cash flows, on October 18, 2004 the Company obtained a waiver of this restriction, allowing for the payment of dividends of up to 100% of net income for each of the quarters ending September 30, 2004, December 31, 2004 and March 31, 2005.  This waiver will permit SPCC the flexibility to increase investor return after determining that operating and capital requirements are provided for.

On March 31, 2003, Southern Peru Holdings Corporation, the 54.2% direct stockholder of the Company, and a subsidiary of ASARCO, sold all its stock in the Company to Americas Mining Corporation (“AMC”), the parent of ASARCO.  Immediately after the transaction, the shares were transferred to SPHC II Incorporated, a subsidiary of AMC, and were pledged to a group of financial institutions.  Pursuant to a financing agreement, AMC has agreed to comply with financial covenants, involving SPCC, including covenants requiring the maintenance of minimum stockholders’ equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions, specific debt to equity ratios and interest coverage ratios.  At September 30, 2004, the Company was in compliance with these covenants.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and is targeted to capture no less than 92 percent of sulfur dioxide emissions, in compliance with PAMA requirements.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia), and also comply with current environmental regulations. It is estimated that the construction of the project will take no more than 36 months and it will be completed before January 2007, the deadline established in the PAMA.  The cost of the project was previously estimated to exceed $600 million. The new estimated cost to complete this project is $500 million, including $94 million expended through 2003. The new estimate is approximately $85 million higher than the estimate reported at December 31, 2003 as it incorporates increases for contingencies and capitalization of finance costs.  The Company has incurred $32.6 million costs related to the project in 2004.

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

At September 30, 2004, the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 16.0% as compared with 20.9% at December 31, 2003.  At September 30, 2004, the Company’s cash and marketable securities amounted to $418.6 million compared to $295.5 million at December 31, 2003.  At September 30, 2004, the Company’s cash and cash equivalents exceeded the total long-term debt, including its current portion by $124.6 million.

Critical Accounting Policies and Estimates:

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated financial statements, which have been prepared in accordance with US GAAP.  Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: revenue recognition; ore reserves; capitalized mine stripping and related estimated mine stripping ratios; the estimated useful lives of fixed assets, amortization of mineral land asset retirement obligations; litigation and contingencies, including those related to taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost per pound to GAAP cost of good sold per pound, dollars and pounds are in millions.

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003

Cost of sales (GAAP)	$188.2	$119.6	$465.7	$336.9
Workers participation and other	(30.0)	(4.0)	(67.5)	(10.7)
Inventory change	6.7	(1.7)	26.5	(0.8)
Sub total	$164.9	$113.9	$424.7	$325.4

Treatment and refining charges	1.7	0.9	3.2	1.6
Administrative and other	6.7	6.6	21.4	20.3

By product credit	(123.2)	(41.5)	(296.2)	(100.4)
Operating cash cost (A)	$50.1	$79.9	$153.1	$246.9

Molybdenum, revenue	104.8	30.1	245.4	69.5
Operating cash cost, without molybdenum revenue (B)	154.9	110.0	398.5	316.4

Total pounds of copper sold (C)	219.8	217.4	614.0	600.4

Operating cash cost per pound [(A) divided by (C)]	0.228	0.368	0.249	0.411

Operating cash cost per pound without molybdenum revenue [(B) divided by (C)]	0.705	0.506	0.649	0.527

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico, D.F., October 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of September 30, 2004 and the related condensed consolidated statements of earnings and cash flows for each of the three-month and nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statement of earnings, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 2004 (except for Note 20, which is as of February 3, 2004) we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

The information provided in Note H to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

On July 23, 2004, the Company filed a Form 8-K reporting that on July 22, 2004 the Board of Directors of the Company had been informed of the decision of Mr. Jaime Claro to resign from the Board of Directors of the Company, effective July 7, 2004.

On July 23, 2004, the Company filed a Form 8-K reporting that on July 22, 2004, the Company issued a press release announcing financial results for the quarter ended June 30, 2004.

On August 18, 2004, the Company filed a Form 8-K reporting that on August 16, 2004, the Company issued in the City of Ilo, Peru, two press releases concerning the previously announced project for the modernization of the Ilo smelter and the investment of $81.1 million for the construction of the Acid and Oxygen plants.

On August 31, 2004, the Company filed a Form 8-K reporting that on the morning of August 31, 2004, unionized workers at its mining units in Toquepala and Cuajone started work stoppages asking for additional wage increases based on high metal prices.

On September 13, 2004, the Company filed a Form 8-K reporting that on September 13, 2004, unionized workers at its mining units in Toquepala and Cuajone terminated the strike commenced on August 31, 2004 and resumed work.

On September 24, 2004, the Company filed a Form 8-K reporting that on September 23, 2004, the Peruvian press reported several comments made by Mr. Oscar Gonzalez Rocha, the President of the Company, including the statement that so far this year Peruvian copper mining companies, as well as the Company, have faced increases in costs.

On October 22, 2004, the Company filed a Form 8-K reporting that on October 21, 2004, the Company announced that its Board of Directors had approved a merger agreement under which Grupo Mexico, S.A. de C.V., its largest stockholder, will, through its subsidiary, Americas Mining Corporation, sell to SPCC its approximately 99.15% shareholding in its subsidiary, Minera Mexico, S.A. de C.V., in return for the issuance to AMC of 67.2 million shares of SPCC.

On October 22, 2004, the Company filed a Form 8-K enclosing a copy of the merger agreement under which Grupo Mexico, S.A. de C.V., its largest stockholder, will, through its subsidiary, Americas Mining Corporation, sell to SPCC its approximately 99.15% shareholding in its subsidiary, Minera Mexico, S.A. de C.V., in return for the issuance to AMC of 67.2 million shares of SPCC.

On October 22, 2004, the Company filed a Form 8-K reporting that on October 21, 2004, the Board of Directors of the Company appointed Mr. Oscar González-Rocha Chief Executive Officer replacing Mr. Germán Larrea Mota-Velasco, who remains as Chairman of the Board of Directors of the Company.  Mr. Germán Larrea Mota-Velasco resigned as Chief Executive Officer of the Company due to internal organizational changes within Grupo Mexico, the controlling shareholder. The Form 8-K also reports that on October 21, 2004, the Board of Directors approved an amendment to the Company’s Code of Business Conduct and Ethics to clarify certain ethical requirements of directors, officers, and employees of the Company.

On October 22, 2004, the Company filed a Form 8-K reporting that on October 21, 2004, the Company issued a press release announcing financial results for the quarter ended September 30, 2004.

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

SOUTHERN PERU COPPER CORPORATION
(Registrant)

	/s/	Oscar González Rocha
Date: November 8, 2004	Oscar González Rocha
President and Chief Executive Officer

	/s/	Jaime Fernando Collazo González
Date: November 8, 2004	Jaime Fernando Collazo González
Vice President of Finance and
Chief Financial Officer