Form 10-K/A
period 2003-12-31
SOUTHERN PERU COPPER CORP/
filed 2005-02-25
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2003 FORM 10-K/A

(Amendment No. 3)

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

Southern Peru Copper Corporation

FORM 10–K/A

For the Year Ended December 31, 2003

Explanatory Note

This amendment on Form 10-K/A is being filed to amend the Annual Report on Form 10-K of Southern Peru Copper Corporation for the fiscal year ended December 31, 2003, originally filed with the Securities and Exchange Commission on March 12, 2004 and amended on Form 10-K/A on April 14, 2004 and June 25, 2004.  The purpose of this amendment is to amend portions of Item 1, Item 2, Item 7 and Item 8 of our Form 10-K.  While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for the exhibits, in an amended and restated format.  Unless stated otherwise, all information contained in this amendment is as of December 31, 2003.  We have not updated the disclosure contained in our Form 10-K to reflect any events that have occurred since that date.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Peru Copper Corporation
By: /s/ Oscar González Rocha
Oscar González Rocha
President and Chief Executive Officer

Dated: February 25, 2005

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

PRODUCTS

The copper operations of the Company involve mining, milling and flotation of copper ore to produce copper concentrates, the smelting of copper concentrates to produce blister copper, and the refining of blister copper to produce copper cathodes.  The Company also produces refined copper using the SX/EW technology.  Molybdenum, silver, and small amounts of other metals are contained in copper ore as by-products. Silver sold is recovered in the refining process or as an element of blister copper. Molybdenum is recovered from copper concentrate in a molybdenum by-product plant.

COPPER AND MOLYBDENUM PRODUCTION PROCESS

The process of producing copper starts at the open pit mines of Toquepala and Cuajone. The first step is drilling and blasting (using explosives) the rock material containing copper. Ore is loaded onto trucks using electric shovels.  Material with a copper grade over 0.4% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to less than ¾ of an inch. The ore is then sent to the ball and bar mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock. The waste rock is called tailings. Tailings are sent to thickeners where water is recovered. The remaining tailings are sent to Quebrada Honda, the Company´s tailings storage facility.

The bulk concentrated copper (copper and molybdenum) is processed in the molybdenum plant which is floated in the Rougher circuit. The underflow of this circuit constitutes the final copper concentrates. The overflow is processed in cleaning cells, flotation in Agitair cells and columnar flotation. The final molybdenum concentrate is overrated to enlarge the percentage of solid, then the product is filtered and dried; finally, is packaged and weighed for its delivery. The produced molybdenum concentrates has 54% to 55% molybdenum content with a 7.5% average humidity.

Recovered copper, which now has the consistency of froth, is filtered and dried to produce copper concentrates, with an average content of 27% copper. Concentrates from both mines are then shipped by rail to the smelter at Ilo, in the Pacific coast.

At the smelter, the concentrates are blended with flux, and then sent to the reverberatory furnaces and the El Teniente converter, producing copper matte and slag (basically iron and other impurities).  Copper matte contains approximately 35% copper and the matte of the El Teniente converter contains approximately 73% copper. Copper matte is then sent to the converters, where the material is oxidized in two steps:

a) the iron sulfides in the matte are oxidized using silica, producing a slag, which is returned to the reverberatory furnaces,

b) the copper contained in the matte sulfides is then oxidized to produce copper that, after casting, is called blister copper, containing 99.3% copper. Some of the blister production is sold to customers; the remainder is sent to the refinery.

Blister copper is smelted again in a furnace, to produce copper anodes with a content of 99.8% copper. Anodes are then suspended in tanks containing sulfuric acid and copper sulfate. A low electrical current is passed through the anodes and chemical solution and the dissolved copper is deposited on very thin copper starting sheets to produce copper cathodes. Copper cathodes contain approximately 99.99% copper. During this process, silver, gold, and other metals (palladium, platinum, selenium, etc.) along with other impurities settle on the bottom of the tank. The anodic mud (slime) is processed at the precious metal plant where silver and gold are recovered.

The Company also produces low cost refined copper, using SX-EW technology. During the SX-EW process, low-grade mineral is leached with sulfuric acid to allow for copper content recovery. The acid and copper solution is then agitated with a solvent that contains chemical additives, which attract copper ions. As the solvent is lighter than water, it floats to the surface carrying with it the copper content. The solvent is then separated using an acid solution, freeing the copper. The acid solution with the copper is then moved to the electrolytic extraction tanks, where copper is transformed to cathodes, similarly to the refining process carried out at the Ilo refinery.

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

EXPANSION AND MODERNIZATION PROGRAM

For a description of the Company’s Expansion and Modernization Program see “Expansion and Modernization Program” on page 18.

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

During 2003, 2002 and 2001, substantially all of the Company’s copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in the Americas.  Approximately, 96.2%, 95.6% and 95.5% of the Company’s copper production for the years 2003, 2002 and 2001, respectively, was exported from Peru.  A substantial portion of SPCC’s copper sales are made under annual contracts to industrial users.  Silver is sold under annual contracts or in market sales and molybdenum is sold in concentrate form to merchants and other refiners under annual contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year.  As a result, there is little seasonality in SPCC sales volumes.

BACKLOG OF ORDERS

Approximately 90%, 93% and 94% of the Company’s metal production for the years 2003, 2002 and 2001, respectively, was sold under annual or longer-term contracts.  To the extent not sold under annual contracts, production was sold on commodity exchanges or in market sales.  Final sales prices are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the month following the actual or contractual month of shipment or delivery according to the terms of the contract.

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

CONCESSIONS

The Company has 241,200.618 hectares in concessions from the Peruvian Government for its exploration, exploitation, extraction and/or production operations (collectively, the “Concessions)”, as per the following schedule:

(in Hectares)	Toquepala	Cuajone	Ilo	Other	Total

Plants	300.00	456.00	420.50		1,176.50

Operations	40,698.71	30,822.66	12,910.79		84,432.16

Exploration				155,591.96	155,591.96

Total	40,998.71	31,278.66	13,331.29	155,591.96	241,200.62

The Company believes that the Concessions are in full force and effect under applicable Peruvian laws and that it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions have indefinite terms, subject to payment by SPCC of concession fees of up to $3 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2003, 2002 and 2001 were approximately $1.0 million, $1.0 million and $1.1 million, respectively. SPCC has two types of mining concessions: metallic and non-metallic concessions. SPCC has also water concessions for well fields at Huaitire and Titijones and surface water rights from the Suches Lake, which are sufficient to supply the needs of its two operating units, Toquepala and Cuajone.

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

The Company calculates its ore reserves by methods generally applied within the mining industry and in accordance with the regulations of the SEC.  All mineral reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed by the extraction of their mineral content.

The following ore production information is provided:

	2003		2002		2001
	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)	Ore Milled (000s Tons)	Average Mill Recovery Rate (%)

Toquepala	21,208	89.63	17,595	90.81	17,130	89.68%
Cuajone	29,798	83.13	29,756	81.19	30,221	81.41%

The Company’s engineering department reviews reserve computations. In addition, the Company periodically engages independent consultants to review its mine planning procedures.

Each year, or when we have changes in assumptions, the engineering department reviews in detail and validates the calculations. Changes in assumptions could be price, result of in-field drilling, new geotechnical parameters and other.

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

An overall benchmark used by the Company and a common industry metric to measure performance is its operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of SPCC’s cash cost per pound to the Cost of sales (including depreciation, amortization and depletion) as presented in the statement of earnings is also presented.  Operating cash cost per pound has been defined by the Company as the total production cost, including the cost of purchased copper, freight and sales expenses, administrative expenses, revenues for the sale of by-products such as molybdenum and silver, and premiums on copper sales divided by total pounds of copper produced by SPCC.  SPCC includes in its calculation of operating cash cost per pound of copper produced, revenues from the sale of by-products, principal of which are molybdenum and silver.  The Company includes these credits because it considers its principal business the production and sale of copper.  The Company believes that it is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and SPCC’s ability to produce copper at a reasonable cost.  The recent surge in price of molybdenum, however, has had a significant effect on the Company’s traditional calculation of cash cost and its comparability between periods.  Accordingly, the Company is presenting cash costs with and without the inclusion of all by-products revenues.  SPCC excludes from its calculation of operating cash cost depreciation, amortization and depletion, exploration, workers’ participation provisions and items of a non-recurring nature.  Depreciation, amortization and depletion are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.

The Company’s operating cash cost, as defined, and the reconciliation to Cost of sales as presented on the statement of earnings, for the three years ended December 31, 2003 is as follows:

	2003	2002	2001
	(in cents per pound)
Cash cost per pound of copper produced	39.9	45.6	49.3
Cash cost per pound of copper produced (without by-products revenue)	58.1	57.8	58.4

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sale is presented on page 31.

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

Smelter modernization:  The Company’s largest outstanding capital investment project is the Ilo smelter modernization.  The project is part of the Company’s Environmental Compliance and Management Program (known by its Spanish acronym, PAMA), which was approved by the Peruvian government in 1997.  The project will modernize the smelter and is targeted to capture no less than 92 percent of the sulfur dioxide emissions, in compliance with PAMA requirements.  The project originally encompassed a two-phase approach to reach a final deadline for completion by January 2007.  In the third quarter of 2003 the MEM accepted a modification proposed by the Company to complete the smelter modernization in one-phase within the final deadline originally established in the PAMA.

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

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the monthly average proprietary market price estimate of Platt’s Metals Week (as is the case for sales of molybdenum products), ranging between one and three months subsequent to the shipment.  In such cases, revenue is recorded at a provisional price at the time of the shipment, based on LME or COMEX market prices for copper sales, and the industry trade publication’s proprietary market price estimate for molybdenum.  The provisionally priced sales are adjusted to reflect market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.  In the years ended December 31, 2003 and 2002, the final adjustment related to the provisionally priced contracts for sales during the last quarter of the previous year totaled $9.2 million and ($0.6) million.  We believe the final adjustment related to the provisionally priced contracts for the sales in the last quarter of the year ended December 31, 2003 will substantially exceed the adjustments in prior years as the price of copper has continued to rise during the first quarter of 2004.

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

Litigation and Contingencies:  The Company is currently involved in certain legal and tax proceedings.  As discussed in Note 19 and Note 4 of our consolidated financial statements as of December 31, 2003, we have accrued our estimate of the probable costs for the resolution of these claims.  This estimate has been developed in consulting legal and tax counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  We do not believe these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

Provisional pricing arrangements:  For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s Metals Week (as is the case of molybdenum products), ranging between one and three months subsequent to the shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment, based on LME/COMEX market prices for copper sales, and the Platt’s proprietary market price estimate for molybdenum.  The provisionally priced sales are adjusted to reflect market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.

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

Cost of sales:  Cost of sales (exclusive of depreciation, amortization and depletion) was $468.5 million in 2003, $442.5 million in 2002 and $452.6 million in 2001.  In 2003, the Company’s cost of sales was $26.0 million higher than the prior year.  Sales of Company produced copper increased by 62.1 million pounds while sales of copper processed from third party concentrate decreased by 40.6 million pounds.  The significant factors causing the 2003 increase were higher fuel and power costs in 2003 including a one time payment of $4.0 million to Enersur S.A., the Company’s power provider, and an increase of $9.5 million for workers participation, a cost based on a percentage of pre-tax earnings, which increases as Company profits increase.

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

The Company has a commitment to purchase power from Enersur S.A. until 2017.  Amounts indicated on the above table are based on power costs in 2003, which are subject to change as energy generation costs change, and the Company’s forecasted power requirements through the life of the agreements change, (See also Energy Matters and Water Resources under Item 1, on page 6).

Under the Company’s PAMA (See Environmental Matters on page 30) SPCC has committed to bring operations to environmental standards established by the government of Peru.  The capital purchase obligation in the above table is for the estimated cost of completing the Ilo smelter modernization, the remaining obligation under the Company’s PAMA.

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

ENVIRONMENTAL MATTERS

The Company’s activities are subject to Peruvian laws and regulations.  The Peruvian Government, through its Ministry of Energy and Mines (MEM), conducts seven annual audits of SPCC’s mining and metallurgical operations.  Through these environmental audits, all matters relating to environmental commitments, compliance with legal requirements, as well as atmospheric emissions and effluent monitoring are reviewed.  The Ilo operations (smelter and refinery) are audited three times a year and the operations at the Toquepala and Cuajone mines, are audited twice a year.  The Company has not incurred any material non-compliances under any environmental laws or regulations.

Pursuant to Peruvian law, in 1996, SPCC submitted the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA) to the Peruvian Government.  A thorough third party environmental audit was conducted in order to elaborate the PAMA.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SPCC’s PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to: (1) bring the existing operations to the environmental standards established by the government, and (2) identify areas impacted by the operations that were no longer active and needed to be reclaimed or remediated.

By the end of 2003, thirty-one of such projects were completed, including all PAMA commitments relating to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations.  The primary areas of environmental concern are: (1) Smelter reverberatory slag eroded from the slag deposits up until 1994, and (2) atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007.   Once the program is completed, we do not forsee any further environmental risks.

With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are to use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  This represents the biggest outstanding capital investment project for SPCC.  The cost of the project was previously estimated to exceed US $600 million.  The new estimated cost to complete this project is US $320 million.  Beginning in 1995, and continuing while the smelter project is under construction, SPCC established an emissions curtailment program that has allowed SPCC to comply with the annual SO2 air quality standards (established by the MEM in 1996) in the populated areas of the city of Ilo, and has reduced violations to the 24-hr air quality standard for the year 2004 to four episodes.  Once the modernized smelter starts operating, we do not forsee any environmental risks.

Two major remediation projects were identified in the PAMA.  One related to the old tailings conveyance and disposal sites, and the other, to the Smelter reverberatory slag mentioned above.  Environmental commitments regarding the tailings remediation have been fulfilled, and the slag program is 88% complete, as reported by the government auditors.   In the foreseeable future, the only reclamation/remediation plans concurrent with operations are the ones already included in the PAMA.

On October 14, 2003 the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The MEM is required to issue further guidance regarding the details of the new law.  MEM was required to publish within 60 business days, or by January 9, 2004, a draft of regulations necessary to implement this law, and within three months, or by April 9, 2004, final regulations.  Further guidance has not yet been issued by MEM.  The new law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within six months, or before April 15, 2004.  It is expected that the regulations, once published, will provide a new deadline.  The law will require companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditures to satisfy its requirements.  The liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the generalities of the law.  The Company is studying the impact this law will have on its results, but does not expect to be able to estimate the effect until regulations are published.

The Company has on hand sufficient funds to commence the project but significant additional funds will be necessary for its completion.  The Company has an approved Peruvian bond program of $750 million, of which $199 million has been issued.  There can be no assurance that the entire Ilo smelter project can be financed with Peruvian resources.  The Company plans to finance the portion of the cost that is not financed in Peru with funds from operations or by placing additional financing in the international market.

Environmental capital expenditures for the period 1999-2003 exceeded $59 million.  The Company foresees significant environmental capital expenditures in 2004.  Approximately $84 million has been budgeted for the smelter project in 2004.

IMPACT OF NEW ACCOUNTING STANDARDS

For a description of the impact of new accounting standards see Note 1, “Summary of Significant Accounting Policies - Impact of New Accounting Standards” on pages 40 to 41.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	2003		2002		2001
	$ million	¢ per unit	$ million	¢ per unit	$ million	¢ per unit

Cost of Sales (including depreciation, amortization and depletion) - GAAP	$542.0	67.0	$510.3	63.1	$528.9	64.2

Add:
Administrative and other	27.2	3.4	27.6	3.4	30.9	3.8
Treatment and refining charges	2.3	0.3	3.5	0.4	5.1	0.6

Less:
By-products revenue	(147.9)	(18.3)	(99.1)	(12.2)	(74.6)	(9.1)
Depreciation, amortization and depletion	(73.6)	(9.1)	(67.8)	(8.4)	(76.3)	(9.3)
Worker’s participation and other	(18.0)	(2.2)	(4.7)	(0.6)	(7.8)	(0.9)
Inventory change	(9.7)	(1.2)	(1.0)	(0.1)	(0.2)	(0.0)
Operating Cash Cost	$322.4	39.9	$368.8	45.6	$406.0	49.3
Deduct by-products revenue	147.9	18.3	99.1	12.2	74.6	9.1
Operating Cash Cost, without by-product revenue	$470.3	58.1	$467.9	57.8	$480.6	58.4

Total pounds of copper produced and purchased, in millions		808.9		809.0		823.4

Item 8.  Financial Statements and Supplementary Data

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31, (in thousands, except for per share amounts)	2003	2002	2001
Net sales:
Stockholders and affiliates	$5,214	$9,137	$29,968
Others	793,192	655,513	627,553
Total net sales	798,406	664,650	657,521
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion, shown separately below)	468,453	442,477	452,648
Administrative and other	27,247	27,574	30,904
Depreciation, amortization and depletion	73,579	67,840	76,285
Exploration	12,293	7,766	8,461
Total operating costs and expenses	581,572	545,657	568,298

Operating income	216,834	118,993	89,223

Interest income	3,363	2,796	16,875
Interest expense	(13,165)	(14,415)	(39,323)
Other income (expense)	(133)	(9,840)	1,647

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	206,899	97,534	68,422

Taxes on income	84,969	36,122	21,175

Minority interest of investment shares	1,158	857	696

Earnings before cumulative effect of the change in accounting principle	120,772	60,555	46,551

Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	1,541	—	—

Net earnings	$119,231	$60,555	$46,551

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.51	$0.76	$0.58
Cumulative effect of the change in accounting principle, net of income tax	(0.02)	—	—
Net earnings – basic and diluted	$1.49	$0.76	$0.58
Dividends paid	$0.57	$0.36	$0.36

Weighted average shares outstanding-basic	80,012	80,005	80,002
Weighted average shares outstanding-diluted	80,017	80,009	80,004

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

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s Metal Week (as is the case for sales of molybdenum products), ranging between one and three months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment, based on LME or COMEX market prices for copper sales, and Platt’s market price for molybdenum.  The provisionally priced sales are adjusted to reflect market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

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

Shipping and Handling Fees and Costs: Amounts billed to customers for shipping and handling, are classified as sales.  Amounts incurred for shipping and handling, are included in cost of products sold.

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

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” and amounted to $2.2 million, $2.3 million and $(2.3) million in 2003, 2002 and 2001, respectively.

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

As a large corporation, the Company is regularly audited by the federal, state and foreign tax authorities.  We have historically filed, and continue to file, all required income tax returns in the United States and in Peru and to pay the taxes determined to be due.  The tax rules in the United States and in Peru are highly complex and subject to interpretation.  From time to time we are subject to a review of past income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation and application of certain rules to our business activities in the United States and in Peru.  All of these audits can result in proposed assessments.  In 2002, the Internal Revenue Service (“IRS”) issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996.  In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest. Generally, the years 1994 through 1996 are now closed to further adjustment.

The IRS is now completing their field audit of the tax years 1997 through 1999 as well as beginning their field audit work of tax years 2000 through 2002.  During the audit of the tax years 1997 through 1999, the IRS has questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  The Company and the IRS have jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  A response from the National Office is expected sometime during 2004.  The years 1997 through 1999 will remain open until the inventory value issue is resolved.  The Company believes that in all material respects the positions that is reporting to the IRS are correct and appropriate. We believe that we have substantial defenses to the IRS assessments and that we have made adequate provisions so that resolution of any issues raised by the IRS will not have an adverse effect on our consolidated financial condition or results of operations. Significant management judgment is required in determining the provision for tax contingencies. The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel. We do not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued therefore.

In prior years, the Company received assessments from SUNAT (the Peruvian tax department) for years 1996 to 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method, deduction of other expenses related to charges incurred outside of Peru, and the deduction of certain interest expense for each of the above mentioned years. The Company appealed these assessments.  In February 2003, the Peruvian tax court affirmed SUNAT’s assessments with regard to depreciation and deductions of other expenses incurred outside of Peru for the years 1996 and 1997. In view of this decision, the Company withdrew its challenge of similar assessments for depreciation and other expenses made by SUNAT for the years 1998 and 1999.  Accordingly, in 2003 the Company recorded a charge to workers’ participation, (included in cost of sales (exclusive of depreciation, amortization and depletion) on the statement of earnings) and income tax expense of $0.5 million and $4.4 million, respectively, to recognize the cost of these assessments for the years 1996 through 1999.  The Peruvian tax court indicated that it will not assess penalties related to the 1997 tax year, with regard to this assessment.  However, penalties related to the tax years 1996, 1998 and 1999 may be assessed depending on the outcome of the Company’s appeal.

The Company continues to appeal SUNAT’s assessment related to the disallowance of certain interest expense and the related penalties for the years 1996 through 1999.  With regard to this appeal, the Company was required to issue a letter of credit of $3.4 million for the tax year 1996, which was deposited by SUNAT in August 2003.  This deposit is recorded in Other assets on the balance sheet.  Company management believes that it will prevail in this appeal. We believe that the assessments received from SUNAT are without merit or basis and that our position will prevail. We do not believe that a reasonable possibility exists that a loss will arise from this contingency.

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

Provisional pricing arrangements:  For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s (as is the case for sales of molybdenum products), ranging between one and three months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment, based on LME/COMEX market prices for copper sales, and the Platt’s proprietary market price estimate for molybdenum.  The provisionally priced sales are adjusted to reflect market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.

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

7.                               Workers’ Participation

Provisions for workers’ participation are calculated at 8% of pre-tax earnings and are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the earnings statement.  The current portion of this participation, which is accrued during the year, is based on Branch taxable income and is distributed to workers following determination of final results for the year.  During the years ended December 31, 2003, 2002 and 2001, workers’ participation expense was $17.8 million, $8.5 million and $5.9 million, respectively.  $16.8 million, $8.9 million and $4.3 million were distributed for 2003, 2002 and 2001, respectively.

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

Environmental:

The Company’s activities are subject to Peruvian laws and regulations.  The Peruvian Government, through its Ministry of Energy and Mines (MEM), conducts seven annual audits of SPCC’s mining and metallurgical operations.  Through these environmental audits, all matters relating to environmental commitments, compliance with legal requirements, as well as atmospheric emissions and effluent monitoring are reviewed.  The Ilo operations (smelter and refinery) are audited three times a year and the operations at the Toquepala and Cuajone mines, are audited twice a year.  The Company has not incurred any material non-compliances under any environmental laws or regulations.

Pursuant to Peruvian law, in 1996, SPCC submitted the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA) to the Peruvian Government.  A thorough third party environmental audit was conducted in order to elaborate the PAMA.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SPCC’s PAMA was approved in January 1997 and it contains 34 mitigation measures and projects necessary to: (1) bring the existing operations to the environmental standards established by the government, and (2) identify areas impacted by the operations that were no longer active and needed to be reclaimed or remediated.

By the end of 2003, thirty-one of such projects were completed, including all PAMA commitments relating to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations.  The primary areas of environmental concern are: (1) Smelter reverberatory slag eroded from the slag deposits up until 1994, and (2) atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007.   Once the program is completed, we do not forsee any further environmental risks.

With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are to use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  This represents the biggest outstanding capital investment project for SPCC.  The cost of the project was previously estimated to exceed US $600 million.  The new estimated cost to complete this project is US $320 million.  Beginning in 1995, and continuing while the smelter project is under construction, SPCC established an emissions curtailment program that has allowed SPCC to comply with the annual SO2 air quality standards (established by the MEM in 1996) in the populated areas of the city of Ilo, and has reduced violations to the 24-hr air quality standard for the year 2004 to four episodes.  Once the modernized smelter starts operating, we do not forsee any environmental risks.

Two major remediation projects were identified in the PAMA.  One related to the old tailings conveyance and disposal sites, and the other, to the Smelter reverberatory slag mentioned above.  Environmental commitments regarding the tailings remediation have been fulfilled, and the slag program is 88% complete, as reported by the government auditors.   In the foreseeable future, the only reclamation/remediation plans concurrent with operations are the ones already included in the PAMA.

On October 14, 2003 the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The MEM is required to issue further guidance regarding the details of the new law.  MEM was required to publish within 60 business days, or by January 9, 2004, a draft of regulations necessary to implement this law, and within three months, or by April 9, 2004, final regulations.  Further guidance has not yet been issued by MEM.  The new law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within six months, or before April 15, 2004.  It is expected that the regulations, once published, will provide a new deadline.  The law will require companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law will increase its asset retirement obligation and require future expenditures to satisfy its requirements.  The liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the generalities of the law.  The Company is studying the impact this law will have on its results, but does not expect to be able to estimate the effect until regulations are published.

The Company has on hand sufficient funds to commence the project but significant additional funds will be necessary for its completion.  The Company has an approved Peruvian bond program of $750 million, of which $199 million has been issued.  There can be no assurance that the entire Ilo smelter project can be financed with Peruvian resources.  The Company plans to finance the portion of the cost that is not financed in Peru with funds from operations or by placing additional financing in the international market.

Environmental capital expenditures for the period 1999-2003 exceeded $59 million.  The Company foresees significant environmental capital expenditures in 2004.  Approximately $84 million has been budgeted for the smelter project in 2004.

Litigation:

Peruvian Legal Actions.  We conduct our operations in Peru through a registered Branch.  Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares. The investment share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. We assert that the claims are meritless and that the investment shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system.  We do not believe that an unfavorable outcome is reasonably possible. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise.  What remains of the equity participation is now included in the balance sheet caption  “Minority interest.” Under the law, the equity participation was delivered to the “Mining Community”, an organization representing all workers in the mining industry.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid. In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares. These labor shares represented an equity interest in the enterprise.  In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or former employees. The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year. Effective in 1992, the law was amended to its present status. The workers participation in pre-tax profits was set at 8%, with 100% payable in cash. The equity participation component was eliminated from the law. In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law. Approximately 80.8% of the labor shares issued, were exchanged for SPCC common shares, greatly reducing the Minority interest on the Company's balance sheet.  Since 1995, the Company has periodically purchased labor/investment shares on the open market. In 1998, labor shares were renamed “investment shares.” At December 31, 2003, the investment share interest in the Company’s Peruvian Branch amounted to 0.72%.

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

In August 2002, the Company was notified that approximately 3,000 additional former employees had filed a lawsuit before a labor court in Lima, for unspecified amounts, seeking the delivery of a substantial number of investment shares.  The labor court dismissed the complaint due to procedural defects.  On appeal by the plaintiffs, the Superior Court of Lima allowed the claims to proceed and remanded the case to the lower court for further proceedings.  In April 2003 the lower court dismissed the case due to procedural defects. The labor court dismissed this lawsuit in January 2005.

Other Legal Actions

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

It is the opinion of management that the outcome of the aforementioned legal proceeding and tax contingencies mentioned in Note 4, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

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

PART III

Items 10, 11, 12, 13, and 14

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages 13 to 14.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 29, 2004 or will be provided by amendment to this Form 10-K, also to be filed no later than April 29, 2004.

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

3.                                       Exhibits

3.1	Restated Certificate of Incorporation, filed December 29, 1995

3.2	Certificate of Decrease, filed February 29, 1996

3.3	Certificate of Increase, filed February 29, 1996

3.4	Certificate of Decrease, filed March 24, 1997

3.5	Certificate of Increase, filed March 24, 1997

3.6	Certificate of Amendment of Restated Certificate of Incorporation, filed January 18, 2002

3.7	Certificate of Ownership and Merger merging Southern Peru Limited into Southern Peru Copper Corporation filed December 31, 1998

3.8	By-Laws, as last amended on February 3, 1998

10.1	Form of Agreement Among Certain Stockholders of the Company

10.2	First Amendment to the Agreement Among Certain Stockholders of Southern Peru Copper Corporation

10.3	Tax Stability Agreement, dated August 8, 1994, between the

Government of Peru and the Company regarding SX/EW facility (and English translation)

10.4	Incentive Compensation Plan of the Company

10.5	Stock Incentive Plan of the Company

10.6	Form of Directors Stock Award Plan of the Company

10.7	Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999. This plan was terminated effective July 2003

10.8	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V. in February 2004

14	Code of Ethics adopted by the Board of Directors on May 8, 2003

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)

23.2	Consent of Independent Accountants Deloitte & Touche LLP (as amended on April 14, 2004 on Form 10-K/A)

23.3	Notice regarding Consent of Arthur Andersen LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8328

99.	Report on Form 11-K relating to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries (filed as part of Form 11-K filed on June 28, 2004)

99.1	Consent of Independent Accountants (PricewaterhouseCoopers) (filed as part of Form 11-K filed on June 28, 2004)

99.2	Consent of Independent Accountants (Keegan, Linscott & Kenon, P.C.) (filed as part of Form 11-K filed on June 28, 2004)

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

(C)                       Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on page B3 through B4.  Copies of the following exhibits are filed with this Form 10-K:

3.7	Certificate of Ownership and Merger merging Southern Peru Limited into Southern Peru Copper Corporation filed December 31, 1998

14	Code of Ethics adopted by the Board of Directors on May 8, 2003

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants PricewaterhouseCoopers

23.2	Consent of Independent Accountants Deloitte & Touche LLP (as amended on April 14, 2004 on Form 10-K/A)

23.3	Notice regarding consent of Arthur Andersen LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

99.	Report on Form 11-K relating to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries (filed as part of Form 11-K filed on June 28, 2004)

99.1	Consent of Independent Accountants (PricewaterhouseCoopers) (filed as part of Form 11-K filed on June 28, 2004)

99.2	Consent of Independent Accountants (Keegan, Linscott & Kenon, P.C.) (filed as part of Form 11-K filed on June 28, 2004)

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

14.	Code of Ethics adopted by the Board of Directors on May 8, 2003

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)

23.2	Consent of Independent Accountants Deloitte & Touche LLP (as amended on April 14, 2004 on Form 10-K/A)

23.3	Notice regarding consent of Arthur Andersen LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238

99.	Report on Form 11-K relating to the Savings Plan of Southern Peru Copper Corporation and Participating Subsidiaries (filed as part of Form 11-K filed on June 28, 2004)

99.1	Consent of Independent Accountants (PricewaterhouseCoopers) (filed as part of Form 11-K filed on June 28, 2004)

99.2	Consent of Independent Accountants (Keegan, Linscott & Kenon, P.C.) (filed as part of Form 11-K filed on June 28, 2004)

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.