Form 10-Q/A
period 2004-03-31
SOUTHERN PERU COPPER CORP/
filed 2005-02-25
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2004

First Quarter

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

Southern Peru Copper Corporation

FORM 10-Q/A

For the Quarter Ended March 31, 2004

Explanatory Note

This amendment on Form 10-Q/A is being filed to amend the Quarterly Report on Form 10-Q of Southern Peru Copper Corporation for the fiscal quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 7, 2004.  The purpose of this amendment is to amend portions of Item 1, Item 2, and Item 3 of Part I of our Form 10-Q.  While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for the exhibits, in an amended and restated format.  Unless stated otherwise, all information contained in this amendment is as of March 31, 2004.  We have not updated the disclosure contained in our Form 10-Q to reflect any events that have occurred since that date.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Peru Copper Corporation
By: /s/ Oscar González Rocha
Oscar González Rocha President and Chief Executive Officer

Dated: February 25, 2005

Southern Peru Copper Corporation
and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1. Financial Statement

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except for per share amounts)

Net sales:
Stockholders and affiliates	$11,291	$134
Others	262,775	174,704
Total net sales	274,066	174,838

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion, shown separately below)	108,796	114,685
Administrative	7,080	6,683
Depreciation, amortization and depletion	18,994	17,872
Exploration	2,175	875
Total operating costs and expenses	137,045	140,115

Operating income	137,021	34,723

Interest income	1,079	713
Other income (expense)	(178)	337
Interest expense	(3,154)	(2,969)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	134,768	32,804

Taxes on income	47,168	12,731

Minority interest of investment shares	790	212

Earnings before cumulative effect of the change in accounting principle	86,810	19,861

Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	—	1,541

Net earnings	$86,810	$18,320

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.09	$0.25
Cumulative effect of the change in accounting principle	—	(0.02)
Net earnings - basic and diluted	$1.09	$0.23
Dividends paid	$0.27	$0.09

Weighted average common shares outstanding (Basic)	80,014	80,009
Weighted average common shares outstanding (Diluted)	80,023	80,014

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.  Certain reclassifications have been made in the financial statements from amounts previously reported.  The condensed financial statements for the three months period ended March 31, 2004 and 2003 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors, whose report dated April 16, 2004, is presented on page 19.  The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

B.             Inventories were as follows:

(In millions)

	March 31, 2004	December 31, 2003
Metals at lower of average cost or market:
Finished goods	$3.7	$2.3
Work-in-process	59.3	34.7
Supplies at average cost	39.2	39.7
Total inventories	$102.2	$76.7

C.             At March 31, 2004, the Company has recorded provisionally priced sales of 77.7 million pounds of copper, at an average provisional price of $1.38 per pound. Also the Company has recorded provisionally priced sales of 4.7 million pounds of molybdenum at an average provisional price of $10.95 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur in the second quarter of 2004.  At March 31, 2004 the Company has recorded $11.9 million in revenue resulting from the increase in the market price of copper from the date of signing the provisionally priced copper sales contracts and the month-end quoted price.  Additionally, the Company has recorded $11.2 million in revenue resulting from the increase in the market price of molybdenum from the date of signing the provisionally priced price of molybdenum sales contracts and the month-end quoted price.

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

Environmental capital expenditures for the period 1999-2003 exceeded $59 million. The Company foresees significant environmental capital expeditures in 2004. Approximately $84 million has been budgeted for the smelter project in 2004.

Litigation:

Peruvian Legal Action.  We conduct our operations in Peru through a registered Branch.  Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares.  The investment share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system.  We assert that the claims are meritless and that the investment shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system.  We do not believe that an unfavorable outcome is reasonably possible.  In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise.  What remains of the equity participation is now included in the balance sheet caption "Minority interest."  Under the law, the equity participation was delivered to the "Mining Community", an organization representing all workers in the mining industry.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares.  These labor shares represented an equity interest in the enterprise.  In addition, equity participations previously distributed to the "Mining Community" were returned to the Company and redistributed in the form of labor shares to individual employees or former employees  The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status.  The workers participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.  In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the labor shares issued, were exchanged for SPCC common shares, greatly reducing the Minority interest on the Company's balance sheet.  Since 1995, the Company has periodically purchased labor/investment shares on the open market.  In 1998, labor shares were renamed "investment shares."  At December 31, 2003, the investment share interest in the Company's Peruvian Branch amounted to 0.72%

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called “labor shares”) of its Peruvian Branch plus dividends.  In December 1999, a civil court of the first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  The case is now pending before a labor court of first instance in Lima.  The labor court dismissed this lawsuit in January 2005.

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

	For the quarter ended March 31,
	2004	2003
	(in cents per pound)
Cash cost of copper produced	30.4	45.0
Cash cost of copper produced (without by-products revenue)	62.5	59.3

A reconciliation of the Company's operating cash cost per pound to GAAP cost of sale is presented on page 17.

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

At March 31, 2004 the Company has recorded $11.9 million in revenue resulting from the increase in the market price of copper from the date of signing the provisionally priced copper sales contracts and the month-end quoted price.  Additionally, the Company has recorded $11.2 million in revenue resulting from the increase in the market price of molybdenum from the date of signing the provisionally priced molybdenum sales contract and the month-end quoted price.

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

Operating Costs and Expenses: Operating costs and expenses were $137.0 million in the first quarter of 2004 compared with $140.1 million in the first quarter of 2003.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2004 was $108.8 million compared with $114.7 million in the comparable 2003 period which includes the sale of 15.4 million pounds of copper concentrates purchased from third parties. The decrease of $5.9 million in 2004 was principally the result of lower sales volume $13.3 million and no sales of purchased concentrates $12.1 million offset by higher energy and fuel costs $4.0 million, higher freight and selling costs $1.4 million, lower capitalization of stripping costs $4.7 million and an increase in workers participation cost $8.9 million.

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

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost  to GAAP cost of sales in millions of dollars and cents per pound.

	For the quarter ended March 31,
	2004		2003
	$ million	¢ per unit	$ million	¢ per unit
Cost of Sales (including depreciation, amortization and depletion) - GAAP	$127.8	62.6	$132.6	69.9

Add:
Administrative and other	7.1	3.5	6.7	3.5
Treatment and refining charges	0.3	0.1	0.6	0.3

Less:
By-products revenue	(65.7)	(32.2)	(27.1)	(14.3)
Depreciation, amortization and depletion	(19.0)	(9.3)	(17.9)	(9.4)
Worker’s participation and other	(14.5)	(7.1)	(4.1)	(2.2)
Inventory change	26.0	12.7	(5.4)	(2.8)
Operating Cash Cost	$62.0	30.4	$85.4	45.0
Deduct by-products revenue	65.7	32.2	27.1	14.3
Operating Cash Cost, without by-product revenue	$127.7	62.5	$112.5	59.3

Total pounds of copper produced and purchased, in millions		204.3		189.7

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