Form 10-Q/A
period 2004-06-30
SOUTHERN PERU COPPER CORP/
filed 2005-02-25
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2004
Second Quarter

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

Southern Peru Copper Corporation

FORM 10–Q/A

For the Quarter Ended June 30, 2004

Explanatory Note

This amendment on Form 10-Q/A is being filed to amend the Quarterly Report on Form 10-Q of Southern Peru Copper Corporation for the fiscal quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004.  The purpose of this amendment is to amend portions of Item 1, Item 2, and Item 3 of Part I of our Form 10-Q.  While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for the exhibits, in an amended and restated format.  Unless stated otherwise, all information contained in this amendment is as of June 30, 2004.  We have not updated the disclosure contained in our Form 10-Q to reflect any events that have occurred since that date.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Peru Copper Corporation
By:	/s/ Oscar González Rocha
Oscar González Rocha
President and Chief Executive Officer

Dated: February 25, 2005

Southern Peru Copper Corporation

and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)

Net sales:
Stockholders and affiliates	$21,117	$619	$32,408	$753
Others	367,896	167,768	630,671	342,472
Total net sales	389,013	168,387	663,079	343,225

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion, shown separately below)	168,736	102,653	277,531	217,337
Administrative	7,643	7,042	14,723	13,725
Depreciation, amortization and depletion	18,684	18,497	37,677	36,369
Exploration	2,414	2,280	4,589	3,155
Total operating costs and expenses	197,477	130,472	334,520	270,586

Operating income	191,536	37,915	328,559	72,639

Interest income	1,122	813	2,201	1,526
Other income (expense)	(1,864)	518	(2,043)	855
Interest expense	(3,031)	(3,243)	(6,186)	(6,212)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	187,763	36,003	322,531	68,808
Taxes on income	65,958	14,180	113,126	26,911
Minority interest of investment shares	894	177	1,684	390

Earnings before cumulative effect of the change in accounting principle	120,911	21,646	207,721	41,507
Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	—	—	—	1,541

Net earnings	$120,911	$21,646	$207,721	$39,966

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.51	$0.27	$2.60	$0.52
Cumulative effect of the change in accounting principle	—	—	—	(0.02)
Net earnings – basic and diluted	$1.51	$0.27	$2.60	$0.50
Dividends paid	$0.54	$0.11	$0.81	$0.21
Weighted average common shares outstanding (Basic)	80,017	80,010	80,015	80,009
Weighted average common shares outstanding (Diluted)	80,025	80,015	80,025	80,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30, 2004	December 31, 2003
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$331,973	$295,472
Accounts receivable, net	161,568	89,238
Inventories	96,049	76,692
Other current assets	11,938	14,549
Total current assets	601,528	475,951

Net property	1,144,455	1,118,202
Capitalized mine stripping, net	229,190	215,207
Intangible assets	107,642	109,007
Other assets	15,311	12,385
Total Assets	$2,098,126	$1,930,752

LIABILITIES
Current liabilities:
Current portion of long-term debt	$20,694	$60,000
Accounts payable	61,155	48,322
Accrued liabilities	138,210	78,875
Total current liabilities	220,059	187,197

Long-term debt	273,349	289,043
Deferred income taxes	114,153	110,075
Other liabilities	17,871	15,854
Asset retirement obligation	5,455	5,267
Total non-current liabilities	410,828	420,239

MINORITY INTEREST	9,017	7,913

STOCKHOLDERS’ EQUITY
Common stock	261,946	261,875
Retained earnings	1,196,276	1,053,528
Total Stockholders’ Equity	1,458,222	1,315,403

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,098,126	$1,930,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$120,911	$21,646	$207,721	$39,966
Cumulative effect of the change in accounting principle, net of income tax	—	—	—	1,541
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	18,684	18,497	37,677	36,369
Capitalized mine stripping	(11,125)	(10,338)	(17,708)	(19,242)
Remeasurement gain	(291)	(29)	(282)	(2,074)
Provision for deferred income taxes	1,868	3,996	4,078	7,439
Minority interest of investment shares	894	177	1,684	390

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(15,457)	16,953	(72,330)	919
Inventories	6,148	(4,231)	(19,357)	2,975
Accounts payable and accrued liabilities	52,600	7,408	72,336	2,482
Other operating assets and liabilities	8,553	(6,900)	9,597	(7,474)
Net cash provided by operating activities	182,785	47,179	223,416	63,291

INVESTING ACTIVITIES
Capital expenditures	(28,014)	(6,815)	(61,642)	(16,004)
Sales of property	—	1	—	3
Net cash used in investing activities	(28,014)	(6,814)	(61,642)	(16,001)

FINANCING ACTIVITIES
Debt incurred	—	50,000	—	50,000
Debt repaid	(55,000)	—	(55,000)	—
Escrow (deposits) withdrawals on long-term loans	(241)	183	(5,241)	183
Dividends paid to common stockholders	(43,368)	(9,121)	(64,973)	(16,482)
Distributions to minority interest	(339)	(72)	(507)	(183)
Treasury stock transaction	57	—	71	11
Purchase of investment shares	(79)	(171)	(98)	(317)
Net cash provided by (used for) financing activities	(98,970)	40,819	(125,748)	33,212

Effect of exchange rate changes on cash and cash equivalents	138	73	475	2,546

Increase in cash and cash equivalents	55,939	81,257	36,501	83,048
Cash and cash equivalents, at beginning of period	276,034	149,328	295,472	147,537

Cash and cash equivalents, at end of period	$331,973	$230,585	$331,973	$230,585

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Supplemental disclosure of cash flow information: Cash paid during the year for:
Interest	$4,956	$5,145	$8,654	$8,555
Income taxes	$30,622	$12,151	$58,247	$28,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of operations and cash flows for the three months and six months ended June 30, 2004 and 2003.  Certain reclassifications have been made in the financial statements from amounts previously reported.  The condensed financial statements for the three months and six months period ended June 30, 2004 and 2003 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors, whose report dated July 14, 2004, is presented on page 20.  The results of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

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

Environmental:

The Company's activities are subject to Peruvian laws and regulations.  The Peruvian Government, through its Ministry of Energy and Mines (MEM), conducts seven annual audits of SPCC's mining and metallurgical operations.  Through these environmental audits, all matters relating to environmental commitments, compliance with legal requirements, as well as atmospheric emissions and effluent monitoring are reviewed.  The Ilo operations (smelter and refinery) are audited three times a year and the operations at the Toquepala and Cuajone mines, are audited twice a year. The Company has not incurred any material non-compliances under any environmental laws or regulations.

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

By the end of 2003, thirty-one of such projects were completed, including all PAMA commitments relating to the Company's operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations. The primary areas of environmental concern are: (1) Smelter reverberatory slag eroded from the slag deposits up until 1994, and (2) atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007. Once the program is completed, we do not forsee any further environmental risks.

With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007. In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata. The selected proposal meets with SPCC's requirements, which are to use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA. This represents the biggest outstanding capital investment project for SPCC. The cost of the project was previously estimated to exceed US $600 million. The new estimated cost to complete this project is US $320 million. Beginning in 1995, and continuing while the smelter project is under construction, SPCC established an emissions curtailment program that has allowed SPCC to comply with the annual SO2 air quality standards (established by the MEM in 1996) in the populated areas of the city of Ilo, and has reduced violations to the 24-hr air quality standard for the year 2004 to four episodes. Once the modernized smelter starts operating, we do not foresee any environmental risks.

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

Litigation:

Peruvian Legal Actions.  We conduct our operations in Peru through a registered Branch.  Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares.  The investment share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system.  We assert that the claims are meritless and that the investment shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system.  We do not believe that an unfavorable outcome is reasonably possible.  In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise.  What remains of the equity participation is now included in the balance sheet caption "Minority interest."  Under the law, the equity participation was delivered to the "Mining Community", an organization representing all workers in the mining industry.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares.  These labor shares represented an equity interest in the enterprise.  In addition, equity participations previously distributed to the "Mining Community" were returned to the Company and redistributed in the form of labor shares to individual employees or former employees.  The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status.  The workers participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.  In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the labor shares issued, were exchanged for SPCC common shares, greatly reducing the Minority interest on the Company's balance sheet.  Since 1995, the Company has periodically purchased labor/investment shares on the open market.  In 1998, labor shares were renamed "investment shares."  At December 31, 2003, the investment share interest in the Company's Peruvian Branch amounted to 0.72%.

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

An overall benchmark used by the Company and a common industry metric to measure performance is its operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. A reconciliation of SPCC's cash cost per pound to the Cost of sales (including depreciation, amortization and depletion) as presented in the statement of earnings is also presented. Operating cash cost per pound has been defined by the Company as the total production cost, including the cost of purchased copper, freight and sales expenses, administrative expenses, revenues for the sale of by-products such as molybdenum and silver, and premiums on copper sales divided by total pounds of copper produced by SPCC. SPCC includes in its calculation of operating cash cost per pound of copper produced, revenues from the sale of by-products, principal of which are molybdenum and silver.  The company includes these credits because it considers its principal business the production and sale of copper. The Company believes that it is viewed by the investment community as a copper company, and is valued, in large part, by the investment community's view of the copper market and SPCC's ability to produce copper at a reasonable cost. The recent surge in price of molybdenum, however, has had a significant effect on the Company's traditional calculation of cash cost and its comparability between periods. Accordingly, the Company is presenting cash costs with and without the inclusion of all by-products revenues. SPCC excludes from its calculation of operating cash cost depreciation, amortization and depletion, exploration, workers' participation provisions and items of a non-recurring nature. Depreciation, amortization and depletion are considered non-cash expenses. Workers' participation provisions are determined on the basis of pre-tax earnings and are also excluded.

	3 months ended June 30,		6 months ended June 30,
	2004	2003	2004	2003
	(in cents per pound)
Cash cost of copper produced	18.7	40.2	24.3	42.5
Cash cost of copper produced (without by-products revenue)	67.6	55.8	65.1	57.5

A reconcilation of the Company’s operating cash cost per pound to GAAP cost of sale is presented on page 18.

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

Operating Costs and Expenses: Operating costs and expenses were $197.5 million in the second quarter of 2004 compared with $130.5 million in the second quarter of 2003.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended June 30, 2004 was $168.7 million compared with $102.7 million in the comparable 2003 period.  Included in cost of sales for both periods is the cost of copper acquired from third parties.  In the second quarter of 2004, the Company sold 6.6 million pounds of copper rod that was produced by cathodes purchased from third parties.  These copper rods had a cost of $8.4 million.  In the second quarter of 2003, the Company sold 3 million pounds of copper processed from third party concentrate, at a cost of $1.8 million.  In addition to these transactions, the increase in cost of sales is attributable to higher 2004 sales volume, increases in the cost of fuel and power and an increase of $15.4 million in the provision for workers’ participation.  The provision for workers participation is accrued at 8% of pre-tax earnings.

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

NON-GAPP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	3 months ended June 30,				6 months ended June 30,
	2004		2003		2004		2003
	$ million	¢ per unit	$ million	¢ per unit	$ million	¢ per unit	$ million	¢ per unit

Cost of Sales (including depreciation, amortization and depletion) - GAAP	$187.4	85.4	$121.1	59.6	$315.2	74.4	$253.7	64.6

Add:
Administrative and other	7.6	3.5	7.0	3.4	14.7	3.5	13.7	3.5
Treatment and refining charges	1.2	0.5	0.1	0.0	1.5	0.4	0.7	0.2

Less:
By-products revenue	(107.3)	(48.9)	(31.8)	(15.7)	(173.0)	(40.8)	(58.8)	(15.0)
Depreciation, amortization and depletion	(18.7)	(8.5)	(18.5)	(9.1)	(37.7)	(8.9)	(38.4)	(9.3)
Worker's participation and other	(23.0)	(10.5)	(2.6)	(1.3)	(37.5)	(8.8)	(6.7)	(1.7)
Inventory change	(6.2)	(2.8)	6.3	3.1	19.8	4.7	0.9	0.2
Operating Cash Cost	$41.0	18.7	$81.6	40.2	$103.0	24.3	$167.0	42.5
Deduct by-products revenue	107.3	48.9	31.8	15.7	173.0	40.8	58.9	15.0
Operating Cash Cost, without by-product revenue	$148.3	87.8	$113.4	56.8	$276.0	65.1	$225.9	57.5

Total pounds of copper produced and purchased in millions		219.5		203.1		423.8		392.8
NYI:#3389886

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