Form 10-Q/A
period 2004-09-30
SOUTHERN PERU COPPER CORP/
filed 2005-02-25
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2004

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

Southern Peru Copper Corporation

FORM 10–Q/A

For the Quarter Ended September 30, 2004

Explanatory Note

This amendment on Form 10-Q/A is being filed to amend the Quarterly Report on Form 10-Q of Southern Peru Copper Corporation for the fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.  The purpose of this amendment is to amend portions of Item 1, Item 2, and Item 3 of Part I of our Form 10-Q.  While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for the exhibits, in an amended and restated format.  Unless stated otherwise, all information contained in this amendment is as of September 30, 2004.  We have not updated the disclosure contained in our Form 10-Q to reflect any events that have occurred since that date.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Peru Copper Corporation
By:	/s/ Oscar González Rocha
Oscar González Rocha
President and Chief Executive Officer

Dated: February 25, 2005

Southern Peru Copper Corporation

and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Peru Copper Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,

	2004	2003	2004	2003
	(in thousands, except for per share amounts)

Net sales:
Stockholders and affiliates	$20,733	$347	$53,141	$1,100
Others	407,352	209,139	1,038,023	551,612
Total net sales	428,085	209,486	1,091,164	552,712

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion, shown separately below)	188,193	119,522	465,726	336,859
Administrative	6,717	6,565	21,439	20,290
Depreciation, amortization and depletion	19,880	18,315	57,557	54,684
Exploration	1,578	5,914	6,167	9,070
Total operating costs and expenses	216,368	150,316	550,889	420,903

Operating income	211,717	59,170	540,275	131,809

Interest income	1,417	846	3,618	2,372
Other income (expense)	(787)	(315)	(2,829)	541
Interest expense	(2,170)	(3,441)	(8,355)	(9,654)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	210,177	56,260	532,709	125,068
Taxes on income	77,087	19,815	190,213	46,726
Minority interest of investment shares	1,144	354	2,828	744

Earnings before cumulative effect of the change in accounting principle	131,946	36,091	339,668	77,598
Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	—	—	—	1,541

Net earnings	$131,946	$36,091	$339,668	$76,057

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$1.65	$0.45	$4.25	$0.97

Cumulative effect of the change in accounting principle	—	—	—	(0.02)
Net earnings - basic and diluted	$1.65	$0.45	$4.25	$0.95
Dividends paid	$0.76	$0.14	$1.57	$0.36
Weighted average common shares outstanding (Basic)	80,017	80,013	80,016	80,013
Weighted average common shares outstanding (Diluted)	80,017	80,029	80,016	80,020

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of operations and cash flows for the three months and nine months ended September 30, 2004 and 2003.  Certain reclassifications have been made in the financial statements from amounts previously reported.  The condensed financial statements for the three months and nine months period ended September 30, 2004 and 2003 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors, whose report dated October 15, 2004, is presented on page 22.  The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

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

E.              Taxes on Income:

As a large corporation, the Company is regularly audited by federal, state and foreign tax authorities.  We have historically filed, and continue to file, all required income tax returns in the United States and in Peru and to pay the taxes determined to be due.  The tax rules in the United States and in Peru are highly complex and subject to interpretation.  From time to time we are subject to a review of past income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation and application of certain rules to our business activities in the United States and in Peru.  All of these audits can result in proposed assessments.  In 2002, the Internal Revenue Service (“IRS”) issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996. In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  Generally, the years 1994 through 1996 are now closed to further adjustment.  The IRS is now continuing their field audit of the tax years 1997 through 1999 as well as continuing their field audit work of tax years 2000 through 2002.  As a result of the audit of the tax years 1997 through 1999, the IRS has questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  The Company and the IRS have jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  A response from the National Office is pending.  The years 1997 through 1999 will remain open until the inventory value issue is resolved.  The Company believes that in all material respects the positions that it is reporting to the IRS are correct and appropriate.  We believe that we have substantial defenses to the IRS assessments and that we have made adequate provisions so that resolution of any issues raised by the IRS will not have an adverse effect on our consolidated financial condition or results of operations.  Significant management judgment is required in determining the provision for tax contingencies.  The estimate of the probable cost for resolution of the tax contingences has been developed in consultation with legal and tax counsel.  We do not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued therefore.

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

Litigation:

Peruvian Legal Actions:  We conduct our operations in Peru through a registered Branch.  Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares.  The investment share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system.  We assert that the claims are meritless and that the investment shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system.  We do not believe that an unfavorable outcome is reasonably possible.  In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise.  What remains of the equity participation is now included in the balance sheet caption “Minority interest.”  Under the law, the equity participation was delivered to the “Mining Community”, an organization representing all workers in the mining industry.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares.  These labor shares represented an equity interest in the enterprise.  In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or formers employees.  The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status.  The workers participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.  In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the labor shares issued, were exchanged for SPCC common shares, greatly reducing the Minority interest on the Company's balance sheet.  Since 1995, the Company has periodically purchased labor/investment shares on the open market.  In 1998, labor shares were renamed “investment shares.”  At December 31, 2003, the investment share interest in the Company’s Peruvian Branch amounted to 0.72%.

In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of investment shares (formerly called “labor shares”) of its Peruvian Branch plus dividends.  In December 1999, a civil court of the first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  The case is now pending before a labor court of first instance in Lima.  The Company has not made a provision for this lawsuit, because it believes that is has meritorious defenses to the claims asserted in the complaint.  The labor court dismissed this lawsuit in January 2005.

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

	3 months ended September 30,		9 months ended September 30,
	2004	2003	2004	2003
	(in cents per pound)
Cash cost of copper produced	20.6	37.8	22.9	40.9
Cash cost of copper produced (without by-products revenue)	71.1	57.5	67.3	57.5

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sale is presented on page 19.

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

Operating Costs and Expenses: Operating costs and expenses were $216.4 million in the third quarter of 2004 compared with $150.3 million in the third quarter of 2003.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2004 was $188.2 million compared with $119.5 million in the comparable 2003 period.  Factors increasing the 2004 cost of sales include the sale of 23.2 million pounds of copper purchased from third parties, further processed by SPCC and sold to SPCC customers.  This copper, acquired at prevailing market prices, cost the Company $31.1 million.  The Company purchases such additional copper in order to meet client commitments and further processes this copper into deliverable rods.  These processed rods are sold at a premium to the market price of pure copper.  The third quarter of 2003 did not include the sale of purchased materials.  In addition, other significant factors adding to the increased cost in the third quarter of 2004 include higher fuel and power costs, an estimated provision of $7.9 million for a recently enacted royalty tax and an increased provision for workers participation.  Increased energy prices added approximately $13.3 million to the Company’s 2004 third quarter fuel and power cost.  The provision for workers’ participation added $15.8 million to the 2004 third quarter increase.  The provision for workers’ participation is accrued at 8% of pre-tax earning.

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

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	3 months ended September 30,				9 months ended September 30,
	2004		2003		2004		2003
	$ million	¢ per unit	$ million	¢ per unit	$ million	¢ per unit	$ million	¢ per unit
Cost of Sales (including depreciation, amortization and depletion) - GAAP	$208.1	85.4	$137.9	65.3	$523.3	78.4	$391.6	64.8

Add:
Administrative and other	6.7	2.7	6.6	3.1	21.4	3.2	20.3	3.4
Treatment and refining charges	1.7	0.7	0.9	0.4	3.2	0.6	1.6	0.3

Less:
By-products revenue	(123.2)	(50.6)	(41.5)	(19.7)	(296.2)	(44.4)	(100.4)	(16.6)
Depreciation, amortization and depletion	(19.9)	(8.2)	(18.3)	(8.7)	(57.6)	(8.8)	(54.7)	(9.1)
Worker’s participation and other	(30.0)	(12.3)	(4.0)	(1.9)	(67.5)	(10.1)	(10.7)	(1.8)
Inventory change	6.7	2.7	(1.7)	(0.8)	26.5	4.0	(0.8)	(0.1)
Operating Cash Cost	$50.1	20.6	$79.9	37.8	$153.1	22.9	$246.9	40.9
Deduct by-products revenue	123.2	50.6	41.5	19.7	296.2	44.4	100.4	16.6
Operating Cash Cost, without by-product revenue	$173.3	71.1	$121.4	57.5	$449.3	67.3	$347.3	57.5

Total pounds of copper produced and purchased, in millions		243.6		211.2		667.4		603.9

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