Form 10-K
period 2004-12-31
SOUTHERN PERU COPPER CORP/
filed 2005-03-16
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2004 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number: 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(602) 977-6595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Lima Stock Exchange

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

                                Yes ☒     No ☐

As of February 28, 2005, there were of record 14,116,952 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Peru Copper Corporation held by non affiliates was approximately $888 million. As of the above date, there were also 65,900,833 shares of Class A Common Stock, par value $0.01 per share, outstanding. Class A Common Stock is convertible on a one-to-one basis into Common Stock.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement in connection with the 2005 Annual Meeting of Stockholders.

Part IV:	Exhibit index is on page B1 through B2.

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

Proposed Purchase of Grupo Mexico’s Mexican Mining Subsidiary Shares:

The Board of Directors of the Company, upon the recommendation of a special committee of disinterested directors, has unanimously approved a merger agreement under which the Company’s majority shareholder, Grupo Mexico will, through its subsidiary, Americas Mining Corporation (“AMC”), -sell to SPCC its approximately 99.15% shareholding in Minera Mexico S.A. de C.V. (“MM”), in return for the issuance to AMC of approximately 67.2 million shares of SPCC. Each member of the special committee received a fee of $15,000 per month of committee service, in lieu of regular meeting fees. The transaction will result in Grupo Mexico increasing its ownership share in the Company to approximately 75% from its current 54.2%. As part of this proposed transaction SPCC has paid on March 1, 2005 a special transaction dividend in the aggregate amount of $100 million to all of SPCC’s existing shareholders. The transaction will be treated as a reorganization of entities under common control. The Company has filed a proxy statement with the Securities and Exchange Commission and has scheduled a special stockholders meeting for March 28, 2005. The completion of the merger is dependent upon the satisfaction of a number of conditions set forth in the merger agreement and outlined in the proxy statement, including an affirmative vote by two-thirds of the

A1

outstanding shares.

It is not currently anticipated that the merger will result in any change in the two-class structure of the Company’s capital stock and that both Common Stock and Class A Common Stock will remain outstanding. Class A Common Stock, which has voting preferences, would be converted to Common Shares with equal voting interest only if all Class A Common shares are simultaneously converted. The transaction is expected to ultimately result in SPCC having a single class of registered Common Stock listed on the New York and Lima stock exchanges.

At December 31, 2004 the stockholders of record in the Company were SPHC II Incorporated, a subsidiary of Grupo Mexico (54.2%), Cerro Trading Company, Inc. (11.9%), SPCC Investors, LLC (2.3%), Phelps Dodge Overseas Capital Corporation (11.2%), Climax Molybdenum B.V. (2.8%), and common stockholders (17.6%).

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

Additional business information follows:

COPPER BUSINESS

Copper is an important component in the world’s infrastructure. Copper has unique chemical and physical properties, including high electrical conductivity and resistance to corrosion, as well as excellent malleability and ductility, that have made it a superior material for use in the electrical energy, telecommunications, building construction, transportation and industrial machinery businesses. Wire and cable products, used principally as energy cable, building wire and magnet wire, account for as much as 75% of copper consumption. Copper is also an important metal in non-electrical applications such as plumbing, roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications. The building and construction industry accounts for approximately 40% of worldwide copper usage.

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in 2004 and copper prices have continued to improve in 2005 from the 15-year price lows set during 2002.

Business Reporting Segments: The Company’s operations are within one reportable segment.

REVIEW OF OPERATIONS

SPCC operates the Toquepala and Cuajone open pit mines, high in the Andes, approximately 984 kilometers southeast of Lima. It also operates a smelter and a

A2

refinery west of the mines at the Pacific Ocean Coast City of Ilo, Peru. SPCC is one of the largest mining companies in Peru and one of the 10 largest private sector copper mining companies in the world.

PRODUCTS

The copper operations of the Company involve mining of open pit mines, milling and flotation of copper ore to produce copper concentrates, the smelting of copper concentrates to produce blister copper, and the refining of blister copper to produce copper cathodes. The Company also produces refined copper using the solvent extraction/electrowinning (“SX/EW”) technology. Molybdenum, silver, and small amounts of other metals are contained in copper ore as by-products. Silver sold is recovered in the refining process or as an element of blister copper. Molybdenum is recovered from copper concentrate in a molybdenum by-product plant.

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

The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock. The waste rock is called tailings. Tailings are sent to thickeners where water is recovered. The remaining tailings are sent to Quebrada Honda, the Company’s tailings storage facility.

The bulk concentrated copper (copper and molybdenum) is processed in the molybdenum plant, which is floated in the Rougher circuit. The underflow of this circuit constitutes the final copper concentrates. The overflow is processed in cleaning cells, flotation in Agitator cells and columnar flotation. The final molybdenum concentrate is overrated to enlarge the percentage of solid, then the product is filtered and dried; finally, is packaged and weighed for its delivery. The produced molybdenum concentrates has 54% to 55% molybdenum content with a 7.5% average humidity.

Recovered copper, which now has the consistency of froth, is filtered and dried to produce copper concentrates, with an average content of 27% copper. Concentrates from both mines are then shipped by rail to the smelter at Ilo, on the Pacific coast.

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

At the refinery, blister copper is smelted again in a furnace, to produce copper anodes with a content of 99.8% copper. Anodes are then suspended in tanks containing sulfuric acid and copper sulfate. A low electrical current is passed through the anodes and chemical solution and the dissolved copper is deposited on very thin copper starting sheets to produce copper cathodes. Copper cathodes contain approximately 99.99% copper. During this process, silver, gold, and other metals (palladium, platinum, selenium,

A3

etc.) along with other impurities settle on the bottom of the tank. The anodic mud (slime) is processed at the precious metal plant where silver and gold are recovered.

The Company also produces low cost refined copper, using SX/EW technology. During the SX/EW process, low-grade mineral is leached with sulfuric acid to allow for copper content recovery. The acid and copper solution is then agitated with a solvent that contains chemical additives, which attract copper ions. As the solvent is lighter than water, it floats to the surface carrying with it the copper content. The solvent is then separated using an acid solution, freeing the copper. The acid solution with the copper is then moved to the electrolytic extraction tanks, where copper is transformed to cathodes, similar to the refining process carried out at the Ilo refinery.

Slope Stability:   Both the Toquepala and Cuajone pits are approximately 700 meters deep and under the present mine plan configuration will reach a depth of 1200 meters. The deepening pit presents a number of geotechnical challenges to the Company. Perhaps the foremost concern is the possibility of slope failure, a possibility that all open pit mines face. In order to maintain slope stability, SPCC has in the past decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements. The Company has also responded to hydrological conditions and removed material displaced by a slope failure. There is not assurance that the Company will not have to take these or other actions in the future, any of which may negatively affect the Company’s results of operations and financial condition, as well as have the effect of diminishing the Company’s stated ore reserves. To meet the geotechnical challenges relating to slope stability of the  open pit mines, SPCC has taken the following steps:

In the late 1990’s SPCC hosted round table meetings in Vancouver, B.C. with a group of recognized slope stability and open pit mining specialist. The agenda for these meetings was principally a review of pit design for mines with greater than 700 meter depth. The discussions included practices for monitoring, data collection and blasting processes.

Based on the concepts defined at the Vancouver meetings, SPCC initiated slope stability studies to define the mining of reserves by optimum design. These studies were performed by outside consultants and included slope stability appraisals, evaluation of the numerical modeling, slope performance and inter-ramp angle design and evaluation of hydrological conditions.

The studies were completed in 2000 and SPCC believes it implemented the study recommendations. One of the major changes implemented was slope angle reduction at both mines, Toquepala by 5 degrees average and Cuajone by 7 degrees average, while this increased the waste included in the mineable reserve calculation it did improve the stability of the pits.

Since 1998, a wall depressurization program has been in place in both pits. This consists of a horizontal drilling program, which improves drainage thereby reducing saturation and increasing wall stability. Additionally, a new blasting control program was put in place, implementing vibration monitoring and blasting designs of low punctual energy. Also a new slope monitoring system was implemented using reflection prisms, deformation inclinometers and piezometers for water level control, as well as real-time robotic monitoring equipment.

To increase the possibility of mining in the event of a slide, SPCC has provided for two ramps of extraction for each open pit mine.

While these measures cannot guarantee that a slope failure will not occur, SPCC believes that its mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open pit mining.

A4

OVERVIEW

Total copper production for the full-year 2004 increased 6.1% to 876 million pounds. The increase in production was principally due to the higher ore grade and copper recovery in Toquepala and Cuajone concentrators. SX/EW copper production decreased by 12.4 million pounds, because of lower grades of PLS (Pregnant Leaching Solution).

The Toquepala concentrator milled 21.8 million tons of ore in 2004, producing 580,110 tons of copper concentrate, both new records for Toquepala. The concentrator capacity was increased in 2002 to 60,000 tons per day from 45,000 tons per day. Toquepala mine production increased by 40.7 million pounds of copper in 2004. In 2004, the Cuajone mine produced 21.7 million more pounds of copper than the previous year, largely due to higher grade ore processed.

In 2004, the Ilo smelter processed 1.21 million tons of concentrates. Ilo refinery cathode production decreased by 1.2% to 618.8 million pounds.

In July 2003, the Company awarded a contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata. The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and compliance with the current environmental regulations. It is projected that the project will be completed before January 2007, the deadline established in the Company’s agreement with the Peruvian government.

MINING OPERATIONS

Mined copper production at SPCC’s Toquepala and Cuajone mines increased 8.7% in 2004, compared with 2003, due to higher production in both mines.

Cuajone production increased 5.3% in 2004 to 428.6 million pounds of copper due principally to higher ore grades and better recovery. The Cuajone concentrator throughput for the year was 29.3 million tons of ore resulting in production of 753 thousand tons of copper concentrates.

Toquepala mine production increased 13.0% in 2004 to 354.6 million pounds of copper due to higher ore grades, mill throughput and better recoveries. The Toquepala concentrator milled 21.8 million tons of ore. Together, the two mines produced 4.8 million ounces of silver and 23.5 million pounds of molybdenum as by-products.

SX/EW OPERATIONS

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The facility produced 92.9 million pounds of copper in 2004 compared to 105.3 million pounds in 2003, a decrease of 12.4 million pounds of copper. The decrease is mainly due to lower grades of PLS.

In 2003, the Board of Directors approved a leach dump project at Toquepala. The project includes the installation of a crushing, conveying and spreading system at the Toquepala leach dumps. The project is estimated to be completed in mid-2005 at a budgeted cost of $69.7 million. As of December 31, 2004 $44.3 million has been expended on this project. The project is expected to reduce production costs for SPCC’s leaching facilities and will largely eliminate costly truck haulage in the process.

ORE RESERVES

Ore reserves at Toquepala and Cuajone are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their

A5

component value. Ore reserve estimates are based on engineering evaluations of assay values derived from the sampling of drill holes and other openings. The Company believes that the samplings taken are spaced at intervals close enough to render the estimates reliable. The ore reserve estimates include assessments of the metallurgy to determine copper recovery by flotation process and column leaching, as well as economic, marketing, legal, environmental, governmental and other necessary considerations. The Company has an internal reserve review function. The Company’s engineering department reviews reserve computations. In addition, the Company periodically engages independents consultants to review its mine planning procedure. Ore reserve tables are on pages A12 to A14.

SMELTING AND REFINING OPERATIONS

The Ilo smelter processed 1.21 million tons of concentrates. Smelting of SPCC concentrates increased by 2.5%. As a result, blister production increased to 320,722 tons in 2004, compared to 314,900 tons in 2003.

SPCC’s total refined copper production decreased 2.7% to 711.7 million pounds in 2004 from 731.4 million pounds in 2003. Refined production from the Ilo refinery was 618.8 million pounds in 2004, a decrease of 1.2% from 2003. This decrease was caused by interruptions in the flow of blister to the refinery during the early part of 2004, as a result of the Company’s Supplementary Control Program. Loss of production early in the year could not be made up despite the increasing blister availability in the latter part of the year. Production from SX/EW plant decreased to 92.9 million pounds of copper, an 11.8% decrease from the prior year due to lower PLS grades.

SPCC’s Ilo smelter provides feed for the refinery. Blister copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.

EXPANSION AND MODERNIZATION PROGRAM

For a description of the Company’s Expansion and Modernization Program see “Expansion and Modernization Programs” on page A23

EXPLORATION

Los Chancas:  This project, a copper and molybdenum porphyry deposit, is located in the south of Peru, in the department of Apurimac. In 2004, the Company completed the final phase of the diamond-drilling program, with 10,500 meters drilled. The Company has completed the second and final phase of metallurgical testing and has commenced pre-feasibility studies. Once completed, SPCC will be able to make a determination if more exploration is needed or if the project contains commercially mineable reserves, which would warrant future development after a comprehensive economic, technical and legal feasibility studies are completed. Testing to date indicate a mineral deposit of 200 million tons with a copper grade of 1.0%, 0.07% molybdenum and 0.12 grams of gold per ton.

Tantahuatay:  This project is located in north of Peru, in the department of Cajamarca. Exploration work performed by SPCC is in the upper part of the deposit principally for gold recovery. Work to date indicates mineralization of 27.1 million tons with an average gold content of 0.89 grams per ton and 13.0 grams of silver per ton. During 2004 the Company’s efforts were directed towards solving social and environmental concerns of the nearby communities. The project continues to be in the exploratory stage. SPCC has a 44.245% interest in this project.

Tia Maria:  This project, a copper porphyritic system, is located in the south of Peru in the department of Arequipa. In 2004, 12,165 meters of diamond drilling were completed out of 15,000 meters projected. The drilling is continuing into 2005 to complete the program. The project is still in the exploratory stage.

A6

Other Peruvian prospects:  As part of the Company’s 2005 program, drilling has been scheduled at the Gloria Cristina prospect located in the north of Peru, in the department of La Libertad and at the Millune prospect in the south of Peru, in the department of Tacna. Both prospects show evidence of copper-gold mineralization.

Chilean exploration prospects:  In 2003, the Company acquired several exploration properties in Chile, with over 35,000 hectares of mining rights. In 2004, the Company began drilling programs at some of these prospects. At Sierra Aspera, a copper-gold prospect, located in the north of Chile in the Atacama region, 1,715 meters of diamond drilling was completed. At El Salado, another copper-gold prospect in the Atacama region, 945 meters of diamond drilling was completed in 2004. Drilling for these prospects will continue in 2005. Other properties in the Chilean group are scheduled for future exploration.

Currently, the Company has direct control of 149,185 hectares of mineral rights.

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

During 2004, 2003 and 2002, substantially all of the Company’s copper production was exported from Peru and sold to customers in Europe, the Far East, the United States and elsewhere in the Americas. Approximately, 96.7%, 96.2% and 95.3% of the Company’s copper production for the years 2004, 2003 and 2002, respectively, was exported from Peru. A substantial portion of SPCC’s copper sales are made under annual contracts or longer-term contracts to industrial users. Silver is sold under annual or longer-term contracts or in spot sales and molybdenum is sold in concentrate form to merchants and other refiners under annual or longer-term contracts. Most customers receive shipments on a monthly basis at a constant volume throughout the year. As a result, there is little seasonality in SPCC sales volumes.

BACKLOG OF ORDERS

Approximately 86%, 90% and 93% of the Company’s metal production for the years 2004, 2003 and 2002, respectively, was sold under annual or longer-term contracts. To the extent not sold under annual contracts, production was sold on commodity exchanges or in spot sales. Final sales prices are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the months following the actual or contractual month of shipment or delivery according to the terms of the contract.

COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample. The Company’s products compete with other materials, including aluminum and plastics.

EMPLOYEES

At December 31, 2004 the Company employed 3,544 persons, about 58.6% of whom were covered by labor agreements with nine labor unions. In the third quarter of 2004, labor unions at Cuajone and Toquepala struck for 12 days. The union demands included, salary increases, benefits, different application of certain aspects of the labor agreement and they expressed opposition to SPCC’s acquisition of Minera Mexico S.A. de

A7

C.V. The Labor Ministry declared the strike illegal and the workers returned to work but asserted their right to return to strike. In early 2005, the workers removed the strike threat, indicating they would pursue their grievances through the Ministry of Labor. There were no labor strikes in 2003. There were fourteen days of labor strikes in the fourth quarter of 2002 in the Toquepala area.

ENERGY MATTERS AND WATER RESOURCES

Electric power for the Company’s operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A. (“Enersur”), one located adjacent to the Ilo smelter (diesel and waste heat boilers plant) and the other to the south of the port of Ilo (coal plant).

Power generation capacity is currently 344 megawatts. In addition, the Company has 9 megawatts of power generation capacity from two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit.

In 1997, the Company sold its Ilo power plant to Enersur and entered into a 20-year power purchase agreement. The power purchase agreement contained provisions obligating Enersur to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization. The parties also entered into an agreement for the sharing of certain services between the power plant and the Company’s smelter at Ilo. Under this agreement, the Company’s cost of power increased somewhat from its 1996 level, but the Company has benefited by avoiding significant capital expenditures thought then to be required to meet the needs of the expanded operations.

In March 2003, the Company agreed to amend the power purchase agreement, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement. A new contract, documenting this agreement, was executed in June 2003. The new agreement released Enersur from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the expansion and modernization program. The Company made a one-time contractual payment to Enersur of $4.0 million in the second quarter of 2003 associated with the termination of the original power purchase agreement. SPCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

SPCC has water concessions for well fields at Huaitire, Vizcachas and Titijones and surface water rights from the Suches Lake, which are sufficient to supply the needs of its two operating units, Toquepala and Cuajone. At Ilo, the Company has desalinization plants that produce water for industrial and domestic use.

ENVIRONMENTAL MATTERS

Capital expenditures in connection with environmental projects were approximately $65.6 million in 2004, $2.1 million in 2003 and $2.5 million in 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, - Environmental Matters”.

MINING RIGHTS AND CONCESSIONS

The Company has 214,904 hectares in concessions from the Peruvian Government for its exploration, exploitation, extraction and/or production operations (collectively, the “Concessions)”, as per the following schedule:

(In hectares)	Toquepala	Cuajone	Ilo	Other	Total
Plants	300	456	421		1,177
Operations	39,905	29,844	12,803		82,552
Exploration				131,175	131,175
Total	40,205	30,300	13,224	131,175	214,904

A8

The Company believes that the Concessions are in full force and effect under applicable Peruvian laws and that it is in compliance with all material terms and requirements applicable to the Concessions. The Concessions are granted for indefinite periods and, provided that the Company pays the concession fees of up to $3 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions, there are no conditions, occurrences or events that may cause the revocation, cancellation, lapsing or termination of the concessions. Fees paid during 2004, 2003 and 2002 were approximately $1.1 million, $1.0 million and $1.1 million, respectively. SPCC has two types of mining concessions: metallic and non-metallic concessions. SPCC has also water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which are sufficient to supply the needs of its two operating units, Toquepala and Cuajone.

In addition, in 2003, the Company acquired several exploration properties in Chile, with over 35,000 hectares of mining rights.

None of the Company’s designated reserves requires the Company to obtain or request an extension of a concession. As long as all concession fees are paid, the Company maintains the right to explore and exploit its reserves. The Company may let certain concessions lapse when it is determined that they are not material to the Company’s operations.

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

INTERNET ADDRESS

The Company’s Internet address is www.southernperu.com. Commencing with the Form 8-K dated March 14, 2003, the Company has made available free of charge on www.southernperu.com its annual, quarterly and current reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The Company’s web page includes the Corporate Governance guidelines and the charters of its most important Board Committees. However, the information found on the Company’s website is not part of this or any other report.

A9

Item 2. Properties

FACILITIES

The Company’s principal executive offices are located at 2575 East Camelback Road, Suite 500, Phoenix, AZ, 85016 and at Avenida Caminos del Inca No. 171, Chacarilla del Estanque, Santiago de Surco, Lima 33, Peru. At December 31, 2004, the Company through its Peruvian Branch has 100% interest in the Toquepala and Cuajone mines, the SX/EW facility, the Ilo smelter, the sulfuric acid plant and the Ilo refinery and operates them pursuant to concessions from the Peruvian Government. See Item 1 “Business, Mining Rights and Concessions”. The Company owns, through the Branch, its offices in Lima. Its offices in Phoenix are located in space leased to it by ASARCO. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

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

A10

METAL PRODUCTION STATISTICS

	2004	2003	2002

Copper Production

MINES (contained copper in thousands of pounds)
Toquepala	354,618	313,878	276,513
Cuajone	428,553	406,814	370,834
SX/EW	92,869	105,283	116,524
Total Mines	876,040	825,975	763,871

SMELTER (blister copper in thousands of pounds)
SPCC concentrates	707,071	687,727	632,910
Purchased concentrates	—	6,552	64,836
Total Smelter	707,071	694,279	697,746

REFINERIES (thousands of pounds of copper)
Ilo	618,790	626,126	620,974
SX/EW	92,869	105,283	116,524
Total Refineries	711,659	731,409	737,498

COPPER SALES (thousands of pounds)
Refined	498,535	625,266	621,197
In blister	65,442	61,863	68,619
Concentrates	63,294	35,586	—
SX/EW	79,832	104,371	115,826
Rod	157,292	—	—
Total sales of copper	864,395	827,086	805,642

LME average price ($/lb.)	$1.30	$0.81	$0.71

COMEX average price ($/lb.)	$1.29	$0.81	$0.72

Molybdenum (thousands of pounds contained in concentrate)
MINES
Toquepala	13,237	9,156	9,292
Cuajone	10,267	10,730	9,048
Total produced	23,504	19,886	18,340

Sales of molybdenum in concentrate	23,503	19,953	18,178

Metals Week Dealer Oxide mean price ($/lb.)	$16.41	$5.32	$3.77

A11

Silver (thousands of ounces)

	2004	2003	2002
SMELTER (in blister)
Ilo - SPCC Concentrates	4,523	4,270	3,710

REFINERY
Ilo	3,823	3,599	3,660

SALES OF SILVER
Refined	3,820	3,615	3,645
In blister	414	365	389
In concentrates	364	212	—
Total sales of silver	4,598	4,192	4,034
COMEX average price ($/oz.)	$6.68	$4.89	$4.60

ORE RESERVES:

Proven and probable ore reserves at December 31, 2004 are as follows:

The Company calculates its ore reserves by methods generally applied within the mining industry. All mineral reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed by the extraction of their mineral content.

Ore reserves calculated using current metal prices, defined as average metal prices over the latest three years. These ore reserve estimates are used by the Company to record accounting entries based on estimates of ore reserves. These ore reserve estimates are used in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets.

				Sensitivity to 20% change in metal prices (2)
	Toquepala	Cuajone		Increase price 20%	Decrease price 20%
	Mine	Mine	Combined	Combined	Combined
Mineral Reserves (1)
Metal prices:

Copper ($/lb.)	$0.939	$0.939	$0.939	$1.127	$0.751

Molybdenum ($/lb.)	$8.425	$8.425	$8.425	$10.110	$6.740
Cut off grade	0.365	0.356	0.360	0.296	0.472
Sulfide ore reserves (000’s tons)	1,382,678	1,395,244	2,777,922	3,583,824	1,397,397
Average grade:
Copper	0.665%	0.616%	0.641%	0.594%	0.727%
Molybdenum	0.036%	0.020%	0.028%	0.026%	0.030%
Leachable material (000’s tons)	1,887,267	22,763	1,910,030	1,854,939	1,431,206
Leachable material grade (%)	0.203%	0.424%	0.206%	0.187%	0.236%

Waste (000’s tons)	3,755,389	2,956,952	6,712,341	8,084,146	3,074,484

Total material (000’s tons)	7,025,334	4,374,959	11,400,293	13,522,909	5,903,087
Stripping ratio	4.08	2.14	3.10	2.77	3.22

Leachable material

Reserves in stock (000’s tons)	790,462	25,137	815,599	815,599	815,599
Leachable ore grade (%)	0.139%	0.478%	0.149%	0.149%	0.149%

In pit reserves (000’s tons)	1,887,267	22,763	1,910,030	1,854,939	1,431,206
Leachable ore grade (%)	0.203%	0.424%	0.206%	0.187%	0.236%

Total leachable reserves (000’s tons)	2,677,729	47,900	2,725,629	2,670,538	2,246,805
Average grade copper (%)	0.184%	0.452%	0.189%	0.176%	0.205%

A12

(1)  The Toquepala and Cuajone concentrator recovery calculated for these reserves were 90.3% and 83.8%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones. Mining recovery is assumed at 100% and 0% dilution in both mines.

(2) Sensitivities were determined by recalculating ore reserves with new metal prices. It was necessary to recalculate at both the higher and lower prices, as results are not proportional when increasing and decreasing metal price assumptions.

The following is the average drill-hole spacing for proven and probable sulfide reserves:

	As of December 31, 2004
	Proven	Probable
	(average spacing meters)
Toquepala	74.3	119.3
Cuajone	80.1	125.2

Reserve review function:

The Company’s engineering department reviews reserve computations. Annually the engineering department reviews in detail reserve computations. In addition, the engineering department reviews the computations when changes in assumptions occur. Changes can occur for price or cost assumptions, results of in-field drilling or new geotechnical parameters. The Company also engages third-party consultants to review mine planning procedures.

The Company recognizes that ore reserves are its principle asset and permanently maintains a development drilling program at Toquepala and Cuajone to improve the estimating process. The Company has campaigns of exploratory drilling and delineation of the ore body. Metallurgical test are conducted to determine copper recovery by flotation process and column leaching. In recent years the Company has hired outside consultants for geological modeling, mine design and planning, to review slope angles and metallurgical recovery studies. The Company has these outside consultants to assist with staff training.

A13

The following production information is provided:

	2004	2003	2002
Toquepala:
Metal production, contained metal (000’s pounds)
From sulfide ore	354,618	313,878	276,513
From leached ore	80,741	93,623	105,099

Ore milled (000’s tons)	21,807	21,208	17,595
Average mill recovery rate (%)	90.28	89.63	90.81

Cuajone:
Metal production, contained metal (000’s pounds)
From sulfide ore	428,553	406,814	370,834
From leached ore	12,128	11,658	11,424

Ore milled (000’s tons)	29,319	29,798	29,756
Average mill recovery rate (%)	83.64	83.13	81.19

For purposes of long-term planning, SPCC uses metal prices that are believed to be reflective of the full price cycle of the metal market. The Company uses these prices in preparing ore reserve estimates for use in its business plans. For this purpose SPCC uses a 90 cents copper price and a price of $4.50 for molybdenum. Reserves calculated as mentioned above were declared and filed with the Securities and Exchange Commission in 1998 for the Cuajone mine and in 1999 for Toquepala mine. Over the 10 year period ended December 31, 2004, the average price of copper on COMEX was 93.1 cents and the average molybdenum price was $5.26 per the Metals Week mean Dealer Oxide. SPCC’s ore reserves as of December 31, 2004, calculated based upon the 90 cents copper price is as follows:

	Toquepala Mine	Cuajone Mine	Combined
Metal prices:
Copper ($/lb.)	$0.90	$0.90	$0.90
Molybdenum ($/lb.)	$4.50	$4.50	$4.50

Sulfide ore reserves (000’s tons)	597,817	1,093,883	1,691,700
Average grade:
Copper	0.734%	0.636%	0.671%
Molybdenum	0.042%	0.020%	0.028%

Leachable ore reserves:
In stock reserves (000’s tons)	790,462	25,137	815,599
Average grade copper (%)	0.139%	0.478%	0.149
In pit reserves (000’s tons)	941,767	32,211	973,978
Average grade copper (%)	0.218%	0.344%	0.222%
Total leach reserves (000’s tons)	1,732,229	57,348	1,789,577
Average grade copper (%)	0.182%	0.403%	0.189%

The following productive capacity is provided:

Defined capacity (a)
Ilo Smelter	290,300 tons blister
Ilo Refinery	245,000 tons cathodes
Toquepala - SX/EW	56,250 tons cathodes

A14

(a)                                SPCC’s estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emission restraints.

OVERVIEW OF BLOCK MODEL RECONCILIATION PROCESS

The Company applies the following block model to mill reconciliation procedure.

The following stages are identified in both Toquepala and Cuajone mines:

a. Preparation of information - The mine geologists gather the necessary monthly statistical data from SPCC’s information system (SRP), referred to ore tons milled and received grades in the concentrator.

b. Mined Areas - Mined areas are topographically determined and related boundaries are built.

c. Model calculation - Using the Interactive Planner option in SPCC’s mining software (Minesight), ore metric tons and grades are calculated inside mined areas over the block model. At this point the current cutoff grade is considered.

d. Table of comparison - Finally, accumulated tons; weighted average grade for ore material and Leach is compared with data coming from the SRP information system.

Tonnage (in thousands) and grade reconciliation for the year 2004 is as follows:

Mine	Long Range Model		Mill		Variance
	MT	%Cu	MT	%Cu	MT	%Cu
Toquepala	21,261	0.838	21,825	0.817	(564)	0.021
Cuajone	29,744	0.802	29,371	0.789	373	0.013

A15

Item 3. Legal Proceedings

Reference is made to the information under the caption “Litigation” in Financial Statement Footnote 19 “Commitments and Contingencies” on Page A65.

Item 4. Submission of Matters to a Vote of Security Holders

None.

A16

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 6, 2005, and their positions:

Name	Age	Position
German Larrea Mota-Velasco	51	Chairman of the Board
Oscar Gonzalez Rocha	66	President and Chief Executive Officer
Eduardo Gonzalez Felix	36	Vice President, Finance, Chief Financial Officer
Remigio Martinez Muller	61	Vice President, Exploration
Vidal Muhech Dip	64	Vice President, Projects
Armando Ortega Gomez	44	Vice President, Legal, General Counsel and Secretary
Mario Vinageras Barroso	49	Vice President, Commercial
Jose N. Chirinos Fano	63	Treasurer
Ernesto Duran Trinidad	51	Comptroller

German Larrea Mota-Velasco, Chairman of the Board since December 1999, Chief Executive Officer of SPCC from December 1999 to October 2004 and a Director since November 1999. Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994; Chairman of the Board of Directors and Chief Executive Officer of Grupo Minero Mexico (mining division) since 1994, and of Grupo Ferroviario Mexicano (railroad division), since 1997. Chairman of the Board and Chief Executive Officer of Empresarios Industriales de Mexico since 1992. Previously Executive Vice Chairman of Grupo Mexico and member of the Board of Directors since 1981. Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de México (holding); Perforadora México (drilling company), México Compañía Constructora (construction company), Fondo Inmobiliario (real estate company), since 1992. Chairman and Chief Executive Officer of ASARCO Incorporated from November 1999 to August 2003, and its President from November 1999 to January 2000. A Director of Grupo Comercial America, S.A., Grupo Bursatil Mexicano S.A., Bolsa Mexicana de Valores and Grupo Televisa S.A. de C.V.

Oscar Gonzalez Rocha, Chief Executive Officer since October 21, 2004, President since December 1999, General Director and Chief Operating Officer of SPCC from December 1999 to October 20, 2004 and Director since November 1999.

Director of Grupo Mexico from 2002 to present. Managing Director for Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea, S.A. de C.V. from 1990 to 1999. Alternate Director of Grupo Mexico from 1988 until April 2002. Director of ASARCO Incorporated from November 1999 to August 2003.

Eduardo Gonzalez Felix, Vice President, Finance, Chief Financial Officer, and Director since March 11, 2005. He has been President of Grupo Mexico’s Mining Division (Americas Mining Corporation) since January 2004 and its Chief Financial Officer since 1999. Mr. González has been the Chief Financial Officer of Minera Mexico from mid-2001 to December 2003. He had also headed Grupo Mexico’s Treasury and Investor Relations departments from 1999 to 2001. Prior to joining Grupo Mexico, Mr. González was a Senior Associate at McKinsey & Company, Inc., heading work for clients in various countries and industry sectors. Mr. González has also worked at the Kimberly-Clark Corporation and at the Chicago Board of Trade.

Remigio Martinez Muller, Vice President, Exploration since April 25, 2002. He has been Corporate Director of Exploration of Grupo México since 2002. From 1990 to 2001 he was Director of Exploration of Mexicana de Cobre S.A. de C.V. Mr. Martinez has held several managerial positions within Grupo Mexico and its predecessor Asarco Mexicana, including the position of Mine Geologist, Chief of Projects, Chief of Geology of Mines and manager of Explorations. Currently, he is also President and Director of Minto Explorations Ltd., which is listed in the Vancouver Stock Exchange.

A17

Vidal Muhech Dip, Vice President, Projects of the Company since April 25, 2002. He has been Corporate Director of Engineering and Construction of Grupo Mexico since April 1995. Previously, he was Director of Engineering and Construction of Industrial Minera Mexico S.A. de C.V. from 1985 to 1995.

Armando Ortega Gomez. Mr. Ortega has been Vice President-Legal and Secretary of the Company since April 25, 2002 and a Director since August 2002. He has been General Counsel of SPCC since October 2003. Previously, he was Assistant Secretary of the Company from July 25, 2001 to April 25, 2002 and Assistant Secretary of ASARCO until August 2003. He has been General Counsel of Grupo Mexico since May 2001. He is also an Assistant Secretary of Grupo Mexico. Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from 1997 to May 2001, and was negotiator for international matters for said Ministry from 1988 to May 2001.

Mario Vinageras Barroso, Vice President, Commercial of the Company since April 25, 2002. He has been Commercial Director of Grupo Mexico (currently Industrial Minera Mexico S.A. de C.V.) since September 1994 and Corporate Director of Sales of Grupo Mexico since June 1, 2000.

Jose N. Chirinos Fano, Treasurer of the Company since April 2004. He has been Director of Comptroller and Finance since December 1999. From January 2004 to date Mr. Chirinos is Vice President of Finance and CFO of Southern Peru Limited. From 1994 to date he is Assistant Comptroller of SPCC. Previously he held various positions in Accounting, Administration and Finance during his 38 years in Southern Peru.

Ernesto Duran Trinidad, Comptroller of SPCC since December 1999. Comptroller of Grupo Mexico S.A. de C.V. from 1994 to date. Comptroller of Mexicana de Cobre S.A. de C.V. from 1983 to 1993.

A18

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2004, there were 2,738 holders of record of the Company’s Common Stock. SPCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange. (“BVL”). The SPCC Common Stock symbol is PCU on the NYSE and PCU1 on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.

	2004					2003
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share	$0.2700	$0.5420	$0.7550	$0.8245	$2.3915	$0.092	$0.114	$0.1353	$0.2255	$0.5668

Stock market Price
NYSE:
High	$50.50	$41.85	$51.66	$54.10	$54.10	$16.17	$16.20	$22.88	$48.85	$48.85
Low	$36.16	$26.53	$36.16	$42.15	$26.53	$14.60	$14.42	$15.52	$22.03	$14.42

BVL:
High	$50.80	$41.70	$52.00	$55.00	$55.00	$16.50	$16.10	$22.80	$48.50	$48.50
Low	$36.00	$26.50	$36.40	$42.20	$26.50	$14.70	$14.50	$15.85	$22.00	$14.50

On January 31, 2005, a special transaction dividend of $1.249725 per share, totaling $100 million was announced payable March 1, 2005 to shareholders of record as of February 17, 2005. This dividend was approved by the Board of Directors on October 21, 2004 and was paid on March 1, 2005 in connection with the announced acquisition of Minera Mexico, S.A. de C.V. The Company’s dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on the ability of the Company to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk – Liquidity and Capital Resources” and Note 14 to the Consolidated Financial Statements of the Company.

Equity Compensation Plan Information at December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Stock incentive plan	—	—	645,060
Directors’ stock award plan	N/A	N/A	74,000

For further information on the Company’s equity compensation plans see “Note 16 – Stockholders’ Equity” to the Company’s financial statements included in Item 8.

A19

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31 2004, includes certain information that has been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk” and the consolidated financial statements and notes thereto.

(in millions, except per share and employee data)	2004	2003	2002	2001	2000
Consolidated Statement of Earnings:
Net sales	$1,716	$798	$665	$658	$711
Operating costs and expenses (1)	789	581	546	569	561
Operating income	927	217	119	89	150
Minority interest of investment shares	5	1	1	1	2
Cumulative effect of the change in accounting principle	—	2	—	—	—
Net earnings	$597	$119	$61	$47	$93

Per Share Amounts:
Net earnings - basic and diluted	$7.46	$1.49	$0.76	$0.58	$1.16
Dividends paid	$2.39	$0.57	$0.36	$0.36	$0.34

Consolidated Balance Sheet:
Total assets	$2,597	$1,931	$1,752	$1,823	$1,771
Cash and marketable securities	591	295	148	213	149
Total debt	289	349	299	396	347
Stockholders’ equity	1,721	1,315	1,241	1,209	1,192

Consolidated Statement of Cash Flows:
Cash provided from operating activities	$717	$191	$130	$151	$161
Cash (used for) investing activities	(217)	(50)	(77)	(114)	(109)
Cash provided from (used for) financing activities	(258)	4	(120)	28	89
Dividends paid	191	45	21	29	27
Capital expenditures	172	50	77	114	109
Depreciation, amortization and depletion	78	74	68	76	77

Capital Stock:
Common shares outstanding	14.1	14.1	14.1	14.1	14.1
NYSE Price - high	$54.10	$48.85	$15.54	$15.10	$16.44
- low	$26.53	$14.42	$10.82	$8.42	$11.00
Class A common shares outstanding	65.9	65.9	65.9	65.9	65.9
Book value per share	$21.51	$16.44	$15.71	$15.12	$14.90
P/E ratio	6.33	31.65	20.67	26.07	12.84

Financial Ratios:
Current assets to current liabilities	2.2	2.5	3.1	1.9	3.3
Debt as % of capitalization	14.3%	20.9%	19.3%	24.5%	22.4%
Employees (at year end)	3,544	3,566	3,575	3,726	3,682

Notes to five-year selected financial and statistical data

(1)                                  Includes provision for workers’ participation of $85.3 million, $17.8 million, $8.5 million, $5.9 million, and $12.1 million in the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Workers’ participation is required under Peruvian law and is calculated at 8% of pre-tax earnings.

A20

Item 7 and 7.A – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

EXECUTIVE SUMMARY

SPCC has been mining copper in southern Peru since 1960 and currently operates two open pit mines, Toquepala and Cuajone, high in the Andes mountains. The copper concentrate produced at these mines is further processed into blister copper, at the Company’s smelter in the port city of Ilo. Approximately 90% of the smelter output is then converted into cathodes (refined copper) at SPCC’s nearby refinery. The Company also produces copper cathodes using solvent extraction/electrowinning (“SX/EW”) technology. Commencing in 2004, a portion of the cathodes are shipped to a refinery in Amarillo, Texas and converted into rod. The remaining blister copper, the copper cathodes and the rods are sold to SPCC customers throughout the world. As part of this process, the Company recovers a significant amount of by-products, principally molybdenum and silver.

Since its inception, Southern Peru has principally maintained operations in Peru. However, in recent years, the Company has refocused its plans and began steps to internationalize itself and broaden its market exposure. In 2003, the Company acquired exploration properties in Chile, which are being evaluated for potential exploitation. Beginning in 2004, SPCC began tolling copper into rod in Amarillo, Texas. The biggest step, in the new focus, however, is the acquisition of Minera Mexico (MM), which is pending completion. MM is the owner of substantial mining properties in Mexico, including:

•                                          The Mexicana de Cobre unit, which operates an open pit copper mine, a 90,000 TPD concentrator, a 22,000 ton SX/EW facility, a 300,000 ton smelter and refinery, a 150,000 ton rod plant and a precious metal plant.

•                                          The Cananea unit, which operates an open pit copper mine, an 80,000 TPD concentrator, two SX/EW refineries, with a combined capacity of 55,000 tons per year.

•                                          The Industrial Minera Mexico unit, which holds 7 underground mines, containing zinc, lead, copper, silver and gold, and processing facilities. The unit also has a coal operation.

With the completion of this acquisition, SPCC will become the third largest producer of copper in the world and will roughly double its annual sales and asset base and will substantially increase copper ore reserves.

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

A21

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

The Company’s operating cash cost, as defined, for the three years ended December 31 is as follows:

	2004	2003	2002
	(in cents per pound)
Cash cost per pound of copper produced	4.6	39.9	45.6
Cash cost per pound of copper produced (without by-products revenue)	68.3	58.1	57.8

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sale is presented on page 37.

SPCC’s financial results for 2004 improved substantially from 2003, which was a marked improvement from 2002. The higher copper and molybdenum prices received during the year were the principal reason for this improvement. In addition, SPCC’s copper and molybdenum production increased in both 2004 and 2003 enhancing Company results. The Company currently contemplates an anticipated reduction in the volume of copper produced of approximately 8% for 2005. This anticipated reduction in volume results from a decline in ore grade at the Company's Cuajone Mine. The effect of this anticipated reduction in copper volume production in respect of the Company's 2005 sales is subject to a variety of contingencies, including the price of copper and molybdenum during the year.

	Years ended December 31,
	2004	2003	2002
Net sales (in millions)	$1,715.9	$798.4	$664.6
Net income (in millions)	$596.8	$119.2	$60.6
Operating cash flow (in millions)	$717.3	$191.0	$130.2
Net income per share, basic and diluted	$7.46	$1.49	$0.76
Pounds of copper sold (in millions)	864.4	827.1	805.6
Copper price per pound, LME (1)	$1.30	$0.81	$0.71
Pounds of molybdenum sold (in millions)	23.5	20.0	18.2
Molybdenum price per pound (1)	$16.41	$5.32	$3.77

(1)          In addition to sales based on the LME copper price, SPCC sells copper based on COMEX, generally to customers in the United States, the average COMEX prices for the above periods are $1.29, $0.81 and $0.72 for the years 2004, 2003 and 2002, respectively. The molybdenum price is the dealer oxide price as published in Platt’s Metals Week.

Production levels achieved at Southern Peru’s mining and processing units were as follows:

Years ended December 31,	2004		2003		2002
Ton milled (in millions):
Toquepala	21.8	(1)	21.2	(1)	17.6
Cuajone	29.3		29.8		29.8
Copper concentrate produced (in thousand tons):
Toquepala	580.1	(1)	505.2		446.4
Cuajone	752.9		710.0		651.2
Blister copper produced (in millions of pounds)	707.1		694.3		697.7
Ilo copper cathode produced (in millions of pounds)	618.8		626.1		621.0
SX/EW cathodes produced (in millions of pounds)	92.9		105.3		116.5
Molybdenum produced (millions of pounds contained in concentrate)	23.5		19.9		18.3

A22

(1)                                  New production record.

The Ilo smelter project is by far the most significant environmental project ever undertaken by the Company and the last major project required to complete SPCC’s commitment to the Peruvian government under the 1997 PAMA. The project is on schedule to be completed within the deadlines established in the PAMA. In 2004 most of the necessary civil works required for this project were completed and, or substantially completed. Purchase orders for major equipment needs were placed. Spending on the project during 2004 amounted to $65.6 million and the Company has budgeted $171 million for 2005.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty tax on the mining industry. A number of actions have been initiated in the courts to protest this levy and Southern Peru has filed suit in the civil court of Lima to protest the law as unconstitutional. The Mining Society of Peru, of which SPCC is a member, has also filed an action in the Peruvian courts to protest this law. SPCC recorded a charge of $17.6 million in 2004 results for this tax, which took effect at the end of June 2004. The royalty tax, if upheld, is expected to have a negative impact on the Company’s future results.

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

Years ended December 31	2004	2003	2002

Peruvian Inflation/(Deflation) Rate	3.5%	2.5%	1.5%

New Sol/Dollar
(change in exchange rate year to year)	(5.2)%	(1.5)%	2.0%

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

Expansion and Modernization Programs:

Smelter modernization:  The Company’s largest outstanding capital program is the Ilo smelter modernization project. This project is part of the Company’s PAMA program agreed to with the Peruvian government in 1997. The project when completed will bring the Ilo smelter into compliance with Peru’s environmental requirements. The contract to supply the technology and basic engineering was awarded to Fluor/Xstrata, the ISASMELT technology will be used. The project is targeted to capture no less than 92% of the sulfur dioxide emissions and be completed by January 2007, as required by the PAMA. During 2004, much of the preliminary demolition and foundation work was completed, the construction contractor for the acid plant mobilized his crew, and

A23

contracts for the underground system and seawater intake were awarded with mobilization to begin in early 2005. During the fourth quarter orders were placed for the major equipment components. Total budgeted spending for this project is $500 million, including $154.0 million expended through December 31, 2004. The Company has budgeted $170.7 million spending in 2005 for this project.

Toquepala leach dump project:  This project includes the installation of a crushing; conveying and spreading system at the Toquepala leach dumps. The civil work for the crusher building is near completion, the earthworks for the route of the overland conveyor is being finalized to allow for the start of installation, the crusher reached Toquepala in February 2005. Much of the necessary equipment purchases have arrived on site. The project is now scheduled for completion in July, 2005. Total budgeted spending for this project is $69.7 million, and through December 31, 2004 $44.3 million was expended. The project is projected to reduce production cost for SPCC’s leaching facilities by eliminating truck haulage.

PLS dams at Huanaquera:  This project is for the construction of new pregnant solution collection dams for the Toquepala leaching facility. The contract for major construction was awarded and civil works are in process for this project. The budget for this project is $32.5 million and $1.5 million was expended through December 31, 2004.

New Copper Filter Project:  This project at the Toquepala concentrator, to replace the disc filters with a new vertical press filter will allow the Company to reduce operational and maintenance costs, and also comply with environmental requirements. This new copper filter will process an additional 1000 MTPD of concentrate with 8% humidity. The engineering has been completed, the filter is on site, other equipment needs are on order and construction activities have started. The project has an approved budget of $3.2 million, of which $1.5 million has been expended through December 31, 2004. This project is scheduled to be finished during the second quarter of 2005.

Studies for Tailings Disposal Project:  Feasibility studies for new tailings disposal methods continued in 2004. A pilot plant at Huacanane Creek was installed in 2004. Lab tests on a new generation of flocculants indicate that major scale testing will be necessary. Through December 31, 2004 expenditures incurred totaled $1.2 million. The Company expects to have results during the third quarter of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has discussed the following critical accounting policies with its audit committee.

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated financial statements, which have been prepared in accordance with US GAAP. Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves; capitalized mine stripping and related estimated mine stripping ratios; the estimated useful lives of fixed assets, asset retirement obligations; litigation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual

A-24

results may differ from these estimates under different assumptions or conditions.

Ore Reserves:  Southern Peru periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit. Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs. The Company uses a copper price of 90 cents per pound to calculate its official ore reserve position. Reserves calculated as mentioned above were declared and filed with the Securities and Exchange Commission in 1998 for the Cuajone mine and in 1999 for Toquepala mine. The Company uses these reserves estimates for planning purposes and managing its operations. These ore reserves are reported to governmental authorities in Peru on an annual basis. The Company believes that the 90 cent copper price assumption is consistent with long-term projections based on average historical prices over recent full economic and pricing cycles.

Commencing in 2003, for purposes of calculating financial statements results, the Company recalculates its ore reserves using a copper price based on three-year copper price according to COMEX. Accordingly, for the year 2005 the Company is using 93.9 cents, and for 2004 and 2003 the Company used, 75.1 cents and 76 cents, respectively, for financial statement purposes. Southern Peru uses these ore reserves estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets. At December 31, 2004 the remaining lives of the Company mines are 66 years and 48 years, for the Toquepala and Cuajone mine, respectively.

The reserves estimates have been adjusted for actual production since the most recent reserve declarations. Many companies declare their ore reserves on an annual basis. The Company believes that ore reserves determined by its method closely approximates the ore reserves quantities if they were determined as of December 31, 2004.

Mine Stripping Ratios:  In carrying out its mining operations, the Company is required to remove waste materials to access mineral deposits. Because the concentration of mineral deposits is not evenly distributed throughout the mines, there are periods during the life of the mine where the Company mines more waste as compared to ore produced, and periods during which the Company mines less waste as compared to ore produced.

For each of its existing mines in the production stage, the Company’s mine engineers have calculated a life-of-mine stripping ratio which represents the Company’s estimate of the total amount of waste to be incurred divided by the estimated total proven and probable reserves at each mine. The mine stripping ratios are used to determine the amount of mine production costs to be charged against earnings. In periods when the actual ratio of waste to mineral ore extracted exceeds the life-of-mine stripping ratios, the Company capitalizes production costs associated with mining operations in proportion to the excess waste mined. Such capitalized costs are included in net capitalized mine stripping, and are amortized to operations using the units of production method. This charge to operations for the amortization of deferred stripping costs could differ materially between reporting periods to the extent that there were material changes to proven and probable reserves discussed above. Copper contained in piles of leachable materials that have been extracted from the mines are not included in the determination of units of production amortization. Conversely, in periods when the actual ratio of waste to mineral ore mined is less than the life-of-mine stripping ratios, the Company reduces the net capitalized mine stripping asset proportionally with a charge to amortization expense. During periods the Company is stripping at the higher rates, increased mining costs associated with the higher tonnages are incurred. Costs of this nature are necessary in a mining operation to insure the availability of mineable ore in future periods.

The Company understands that the SEC is currently evaluating methods for accounting for

A25

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

During 2004, 2003 and 2002 the Company’s stripping ratio was higher than the life-of-mine stripping ratio for both the Toquepala and Cuajone mines; which resulted in the capitalization of mine costs associated with the additional waste mined. If the Company were to have expensed all production costs associated with its mining operations as incurred, net operating cost expenses would have increased by $37.1 million, $40.1 million and $52.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated life-of-mine stripping ratios for each of the Company’s mines for the years ended December 31, 2004, 2003 and 2002, were as follows:

	Life-of-Mine Stripping Ratio
	Toquepala	Cuajone
Dec. 31, 2004	4.08	2.14
Dec. 31, 2003	3.12	1.88
Dec. 31, 2002	3.25	1.19

The life of mine-stripping ratios for both mines changed at year-end 2004, 2003 and 2002 because of changes in the copper price assumption used and because of changes obtained from mine operation costs to calculate the ore reserves. At year-end 2004, 2003 and 2002, the Company used a per pound copper price of $0.939, $0.751 and $0.760, respectively. Beginning with year-end 2002 the Company began using the three-year average COMEX copper price; in earlier years the Company used a $0.90 per pound price to calculate ore reserves. In addition, in 2003 SPCC implemented recommendations from a mine plan study about slope stability, which changed the 2003 stripping ratios.

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

Asset Retirement Obligation:  The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” in 2003. This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. In order to determine the amount of the liability the Company must estimate the cost of fulfilling the retirement obligation. The Company calculates this estimated obligation using available facts, existing technology, current laws and regulations, current costs, and expected costs as determined by Company engineers. This estimation is also based on inflation assumptions using the US CPI (consumer price index) and using the Company’s risk free credit rate (which is based on the Company’s credit status). Future changes to any of these estimates or change in assumptions could increase the extent of reclamation and remediation work required. Any such increase on future cost could materially impact the amount charged to operations.

Litigation and Contingencies:  The Company is currently involved in certain legal and tax proceedings. As discussed in Note 4 and Note 19 of our consolidated financial statements as of December 31, 2004, we have accrued our estimate of the probable costs

A26

for the resolution of these claims. This estimate has been developed in consulting legal and tax counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

A27

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003 AND 2002

SPCC reported net earnings as follows:

For the years ended December 31,	2004	2003	2002
Net earnings – $ in millions	$596.8	$119.2	$60.6
% increase (decrease) from prior year	394.3%	96.7%	30.0%
Earnings per share	$7.46	$1.49	$0.76

The increase in net earnings in 2004 is due principally to higher copper and molybdenum prices and to higher sales volume of copper and molybdenum.  Copper prices on the LME and COMEX were about 60% higher in 2004.  The contribution of molybdenum to net sales increased to $495.6 million in 2004 from $104.9 million in 2003, largely due to molybdenum prices that were 208% higher in 2004 than the prior year and an increase of approximately 18% in production and sale of molybdenum in 2004.  In addition, increased sales volume and sales price for silver in 2004 contributed to the improvement.  Despite a 13 day strike in the third quarter of 2004 at Toquepala and Cuajone, SPCC was able to maintain ore production and meet its production goals.  The 2003 results were reduced by a $10.1 million deferred tax charge due to a tax rate change and $1.5 million to record the cumulative effect of adopting Statement of Financial Accounting Standard N° 143, “Accounting for Asset Retirement Obligations”.

The increase in net earnings in 2003 compared with 2002 is due principally to the increase in metal prices for copper and molybdenum.  Copper prices on the LME and COMEX were about ten cents higher in 2003 and ended the year about 35 cents higher than the 2002 year-end price.  The volume of copper sold increased by 21.5 million pounds and the volume of SPCC produced copper increased by 62.1 million pounds.  The contribution of molybdenum to net sales increased to $104.9 million in 2003 from $59.4 million in 2002, attributable to a 41% increase in price and an increase of almost 10% in volume.  The 2003 results were reduced by a $10.1 million deferred tax charge recorded in the fourth quarter of 2003 to reflect a 3% increase in the Peruvian income tax rate for years after 2003.  U.S. GAAP requires that deferred taxes be recorded based on the enacted tax rate expected to apply to taxable income in the period in which the temporary differences are expected to be settled.

Net sales:  Net sales in 2004 were $1,715.9 million, compared with $798.4 million in 2003, an increase in 2004 of $917.5 million.  The increase is mainly due to higher sales prices for copper and molybdenum and increases in production and sale of copper and molybdenum.

In 2004, the Company sold 864.4 million pounds of copper compared with 827.1 million pounds in 2003.  SPCC mine production was 50 million pounds higher in 2004, both the Toquepala and Cuajone mines increased production, while the SX/EW production decreased.  Increased throughput at the Toquepala mill and better recoveries and higher ore grades treated at both mills increased copper production by 62.5 million pounds.  The decrease in SX/EW production was 12.4 million pounds and was caused by low grades.  In 2004, SPCC began tolling copper at the Amarillo, Texas refinery of ASARCO, Incorporated (ASARCO, Incorporated is a related party, please see Note 17 of the Consolidated financial statements, elsewhere in this report) thus adding rod to the Company’s product mix.  Copper sales for the past three years included the following products:

A28

	2004	2003	2002
	(in millions of pounds)
Sales of SPCC mined copper:
Cathodes (electrolytic)	498.5	603.4	545.8
Cathodes (SX/EW)	79.8	104.4	115.8
Blister	65.5	61.8	68.6
Rod	119.8	—	—
Concentrate	63.3	35.6	—
Total	826.9	805.2	730.2

Sales of purchased copper:
Cathodes (electrolytic)	—	21.9	75.4
Rod	37.5	—	—
Total	37.5	21.9	75.4
Total all copper	864.4	827.1	805.6

Net sales in 2003 were $798.4 million, compared with $664.6 million in 2002, an increase in 2003 of $ 133.8 million. The increase is mainly due to higher sales prices and higher sales volume for copper and molybdenum.    Copper sales volume in 2003 increased by 21.5 million pounds as SPCC production increased because of the Toquepala mill expansion completed in the second half of 2002 and due to higher ore grades and recoveries at the Cuajone mine.  Sales of SPCC mined copper increased by 62.1 million pounds, and the Company’s need for third party concentrates was reduced.  The average copper price increased by approximately 10 cents per pound in 2003, as copper prices increased significantly in the fourth quarter of 2003.  The year-end per pound price of copper on the LME and the COMEX was $1.05 and $1.04, respectively, at December 31, 2003, compared to $0.69 and $0.70, respectively, at December 31, 2002.  Molybdenum sales increased in 2003, as the price increased by 41% and sales volume was higher by 1.8 million pounds.

At December 31, 2004 the Company has recorded, provisionally priced sales of 127.8 million pounds of copper, at an average forward price of $1.46 per pound.  Also the Company has recorded provisionally priced sales of 6.3 million pounds of molybdenum at the year-end market price of $32.38 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer oxide molybdenum prices in the future month of settlement, which will occur largely in the first quarter of 2005.

Prices:  Sales prices for the Company’s metals are established principally by reference to prices quoted on the London Metal Exchange (“LME”), the New York Commodity Exchange (“COMEX”) or published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

Price/Volume Data	2004	2003	2002
Average Metal Prices:
Copper (per pound – LME)	$1.30	$0.81	$0.71
Copper (per pound – COMEX)	1.29	0.81	0.72
Molybdenum (per pound)	16.41	5.32	3.77
Silver (per ounce – COMEX)	6.68	4.89	4.60

Sales Volume (in millions):
Copper (pounds)	864.4	827.1	805.6
Molybdenum (pounds) (1)	23.5	20.0	18.2
Silver (ounces)	4.6	4.2	4.0

(1)                                  The Company’s molybdenum production is sold in concentrate form.  Volume represents pounds of molybdenum contained in concentrates.

A29

Provisional pricing arrangements:  For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s Metals Week (as is the case of molybdenum products), ranging between one and three months subsequent to the shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment, based on LME or COMEX forward prices for copper sales, and the Platt’s proprietary market price estimate for molybdenum.  The provisionally priced copper sales are adjusted to reflect forward prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for as an embedded derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended. As of December 31, 2004, 2003, and 2002 the estimated fair values of these embedded derivative instruments, which correspond to the month end provisional pricing adjustments noted above, amounted to $80.2 million, $9.2 million and ($0.6) million, respectively, and are included in accounts receivable on the balance sheets.

Cost of sales (exclusive of depreciation, amortization and depletion):

Cost of sales was $672.2 million in 2004, $468.5 million in 2003 and $442.5 million in 2002.  In 2004, the Company’s cost of sales was $203.7 million higher than the prior year.  Sales of Company produced copper increased by 21.6 million pounds and sales of copper processed from third party material increased by 15.7 million pounds.  The significant factors causing the 2004 cost increase were higher sales volume, including sales of copper from third party material, higher fuel and power costs in 2004, an increase of $67.5 million for workers participation, a cost based on a percentage of pre-tax earnings, which increases as Company profits increase, $3.0 million provision for obsolete material and $17.6 million provided for the new Peruvian royalty tax.

In 2003, the Company’s cost of sales (exclusive of depreciation, amortization and depletion) was $26.0 million higher than the prior year.  Sales of Company produced copper increased by 62.1 million pounds while sales of copper processed from third party concentrate decreased by 40.6 million pounds.  The significant factors causing the 2003 increase were higher fuel and power costs in 2003 including a one time payment of $4.0 million to Enersur S.A., the Company’s power provider, and an increase of $9.5 million for workers participation.

Other operating expenses:  Depreciation, amortization and depletion expense was $77.8 million in 2004, compared with $73.6 million in 2003 and $67.8 million in 2002.  The increase in 2004 and 2003 was mainly due to capitalization and depreciation of new projects.

Exploration expense was $9.0 million, $12.3 million and $7.8 million in 2004, 2003 and 2002, respectively.  The increase in 2003 was principally due to the Company’s purchase of exploration properties for $3.7 million from ASARCO, a company indirectly owned by SPCC’s majority stockholder.  The Company used an independent appraisal firm to determine the value of these properties.  As the properties have not yet reached the development stage, the cost of this acquisition was charged to earnings as an exploration expense.

Non-Operating Items:  Interest income was $6.0 million in 2004 compared with $3.4 million in 2003 and $2.8 million in 2002.  The increase in 2004 and 2003 reflects higher amounts of invested cash.  The Company invests principally in short-term securities.

A30

Other income (expense) was $(5.9) million in 2004 compared with $(0.1) million in 2003 and $(9.8) million in 2002.  Other income (expense) generally includes miscellaneous camp and school income and medical services to third parties, as well as scrap sales.  The 2004 amount includes $5.8 million of legal and consulting fees related to the proposed purchase of Grupo Mexico mining shares.  The 2002 amount includes an $11.4 million penalty, paid in connection with the prepayment, in 2002, of the balance of the Company’s Secured Export Note financing.  The Company decided to incur the penalty in retiring this debt because the penalty offset the present value of the amount of interest that would have been due over the term of the debt.  Further, in retiring the debt, the Company was then permitted to avail itself of potentially more attractive long-term financing in the future.

Total interest cost was $16.9 million in 2004, compared with $17.7 million in 2003 and $21.0 million in 2002.  In 2004, 2003 and 2002, the Company capitalized $6.5 million, $4.5 million and $6.6 million of interest, respectively, related to expenditures for the expansion program.  The decrease in 2004, 2003 and 2002 interest expense is due to lower debt levels and lower interest rates.  In February 2002 the Company prepaid $121 million of its long-term debt.  In connection with this prepayment, an unamortized balance of $1.0 million of deferred loan commissions was expensed in 2002.

Taxes on Income:  Taxes on income were $315.2 million, $85.0 million and $36.1 million for 2004, 2003 and 2002, respectively, and include $301.7 million, $78.7 million and $33.9 million of Peruvian income taxes, $13.5 million, $6.3 million and $2.2 million for U.S. federal and state taxes for 2004, 2003 and 2002, respectively.  U.S. income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

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

The effective tax rates were 34.4%, 41.1% and 37.0% for the years ended December 31, 2004, 2003 and 2002, respectively.  The decrease in the 2004 effective tax rate from the 2003 effective tax rate is primarily due to the increased utilization of foreign tax credits and the effect in 2003 on deferred taxes of the Peruvian tax rate change published in 2003.  The increase in the 2003 effective tax rate from the 2002 effective tax rate is primarily due to the increase in the carrying value of deferred taxes as the result of the enacted income tax rate increase from 27% to 30% in Peru.  The additional tax on leachable ore in 2003 and 2002 resulted from the difference between the Peruvian statutory rate and the 30% rate, which applies to the SX/EW operation under a 1996 stability agreement with the Peruvian government. In 2004, as both rates are 30 percent, there is no additional tax on leachable ore.

Minority Interest of Investment Shares:  Minority interest of investment shares was $4.7 million in 2004, compared with $1.2 million in 2003 and $0.9 million in 2002.  The provision for minority interest of investment shares represents 0.7%, 0.7% and 0.8% for 2004, 2003 and 2002, respectively, of the Branch’s after-tax earnings.  The reduction in the percentage of minority interest of investment shares in 2003 was the result of purchases of investment shares by the Company.  The acquisition of the investment shares has been accounted for as the purchase of a minority interest.  The excess purchase price over the cost of the shares of $0.02 million, $0.2 million and $2.0 million, in 2004, 2003 and 2002, respectively, has been allocated to intangible assets on the Company’s balance sheet.

Cash Flows – Operating Activities:  Net cash provided from operating activities was $717.3 million in 2004, compared with $191.0 million in 2003 and $130.2 million in 2002.  The increase of $526.3 million in 2004 was principally attributable to improved cash earnings, largely generated by higher metal prices and production increases.

A31

Expenditures for capitalized mine stripping decreased in 2004, by $3.1 million, from the prior year.  During 2004 the contribution from operating assets and liabilities increased by $45.0 million from the prior year.  This increase was principally caused by a build-up of $287.4 million in payables and accrued liabilities, offset somewhat by increases in trade receivables and to a lesser extent by an increased inventory build-up.  Metal prices were the key factor both for the liability increase as well as the receivable increase.  SPCC’s 2004 earnings generated significant provisions for Peruvian income taxes and workers’ participations.  All of the workers’ participations accrued in 2004 are pending payment; the current portion will be distributed in the first quarter of 2005.  $165.6 million of Peruvian income taxes accrued in 2004 remain to be paid in 2005.  Accounts receivable increased by $218.5 million in 2004 as compared to an increase of $28.9 million in 2003.  This increase in receivables was largely caused by higher metal prices.  The price of copper on the LME rose from $1.05 a pound at December 31, 2003 to $1.49 a pound at December 31, 2004, the COMEX copper price, which SPCC uses principally in the U.S. market rose from $1.05 a pound at year-end 2003 to $1.49 at year-end 2004.  The dealer oxide price of molybdenum rose from $7.60 a pound at December 31, 2003 to $32.38 per pound at December 31, 2004.  Inventories increased by $20.2 million in 2004 as compared to a decrease of $15.2 million in 2003.  Metal inventory increased by $19.3 million in 2004 and includes $6.5 million of copper being tolled at the Amarillo, Texas refinery of Asarco, Incorporated.  This tolling business began for SPCC in January of 2004.  In addition, a furnace repair at the Ilo refinery in December 2004, created an excess of $8.5 million of blister copper at the refinery.  This blister copper is scheduled to be processed in the first quarter of 2005.

The increase of $60.7 million in 2003 was principally attributable to improved cash earnings, largely generated by higher metal prices and production increases.  Expenditures for capitalized mine stripping decreased in 2003, by $11.9 million, from the prior year.  During 2003 the contribution from operating assets and liabilities decreased by $37.1 million from the prior year.  The decrease was primarily a result of the higher metal prices at year-end 2003, the LME copper price was $1.05 per pound at December 31, 2003, compared with $0.69 per pound at December 31, 2002, which increased the accounts receivable balances at year-end 2003.  The accounts receivable increase reduced cash flow by $28.9 million in 2003, as compared to an increase of $16.2 million in 2002.  The contribution to cash flow from the decrease in inventory was $6.0 million more in 2003 than 2002.  In addition, the increase in accounts payable and accrued liabilities increased 2003 cash flow by $23.2 million more than 2002.  Accruals for income taxes and workers participations were much higher in 2003, as SPCC’s earnings increased.  An increase in prepaid taxes reduced 2003 cash flow by $3.0 million, in 2002 the decrease in prepaid taxes added $18.2 million to 2002 cash flow.

Cash flows – Investing Activities:  Included in investing cash flow are capital expenditures of $171.7 million, $49.8 million and $76.9 million, in 2004, 2003 and 2002, respectively.  In addition, in 2004 the Company purchased $69.4 million of marketable securities and redeemed $24.1 million of these securities.  The major expenditures made in 2004 were $65.6 for the smelter modernization project, $40.5 for the leach dump project, $32.5 for mine haul trucks and shovels and $33.1 for equipment replacement and upgrades.  Included in the 2002 capital expenditures was $38.8 million, which was used to complete the Toquepala concentrator expansion.

Cash Flows – Financing Activities:  Financing activities used cash of $258.4 million and $120.3 million in 2004 and 2002, respectively, and provided cash of $3.8 million in 2003.

In 2004, the Company paid-down $60 million of debt, $50 million of Peruvian bonds and $10 million of the Mitsui credit.  Dividends paid during the year amounted to $191.4 million and represented 50% of the earnings on which they were paid.  In addition, the Company paid $1.5 million to holders of investment shares and made escrow deposits of $5.5 million.

A32

In 2003, the Company issued $50 million in bonds in the Peruvian market.  Proceeds from these bonds were used to help finance the Company’s capital programs.  Dividends paid during the year amounted to $45.3 million and represented 50% of the earnings on which they were paid.  In addition, the Company paid $0.4 million to holders of investment shares.  The Company also purchased investment shares for $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

In January 2005, the Company signed a $200 million credit facility with a group of banks lead by Citibank, N.A.  Proceeds of this credit facility are being used to prepay all bonds issued under the Peruvian bond program.  In January 2005, the Company made a draw-down of $150 million to prepay $150 million of the bonds issued in 2001, 2002 and 2003.  Additional draw-downs of $20 million and $30 million, respectively, will be used to prepay the remaining outstanding bonds.  The new facility has a five-year term with an interest rate of LIBOR plus 1.25% for the first year, increasing by 0.125% each ensuing year.  Amortization of the loan principal begins in the third year. The Company is paying a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.

In 2001, the Company was authorized by the Comision Nacional Supervisora de Empresas y Valores (“CONASEV”) to issue up to $750 million of bonds in the Peruvian market.  The goal of this bond facility is to support the Company’s expansion and modernization program. In 2003, the Company sold to investors in Peru bonds for $50 million with maturities ranging from January 2005 to May 2010.  These bonds were sold in two tranches of $25 million each and have interest rates of LIBOR plus 2.375% and LIBOR plus 2.3125%.  Prior to 2003, $149 million of bonds were sold under this program with interest rates of 8.75% for $50 million and LIBOR plus 3% for the balance.  Total issuances under the program totaled $199 million.  Proceeds from the sale of these bonds were used to finance a portion of the Company’s capital spending program.  The LIBOR rate associated with these bonds, at December 31, 2004 and 2003 was 2.125% and 1.06%, respectively.  The interest rate on these bonds is adjusted on a quarterly basis.  As indicated above, these bonds are being voluntarily prepaid by the Company.

In 1999, the Company entered a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO at December 31, 2004 was 2.69%).  This facility provided additional committed financing for SPCC’s modernization and expansion program, and was fully disbursed as of December 31, 2001. The Mitsui credit agreement is collateralized by pledges of receivables of 31,000 tons of copper per year.

In 2002 the Company prepaid and canceled the $50 million balance remaining on a $150 million Secured Export Notes Financing. In connection with this prepayment, the Company paid a premium of $11.4 million and expensed the unamortized balance of $1.0 million of deferred commission fee.  These amounts were expensed and included in Other income (expense) in 2002.

The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million, and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  The Company was in compliance with the various financing agreements at December 31, 2004.  Included in other assets at December 31, 2004 and 2003, are $6.8 million and $1.3 million, respectively, held in escrow accounts as required by the Company’s loan agreements.  The funds are released from escrow as scheduled loan repayments are made.

The new $200 million Citibank credit facility contains financial covenants which require the Company to maintain a net worth equal to or greater than the December 31, 2003 amount, and to maintain a ratio of EBITDA to gross interest, as defined, of more than 3 to 1 and a leverage ratio of no greater than 2.5 to 1.

In connection with the 2003 sale of 54.2% of the Company’s stock to a subsidiary of Americas Mining Corporation (AMC)(see Note 16 – Stockholder’s Equity), AMC agreed to

A33

comply with financial covenants, involving SPCC.  These covenants require the maintenance of minimum stockholder’s equity of $900 million, adjusted to include 50% of earnings after 2002, cash proceeds from equity offerings and stockholder contributions, specific debt to equity ratios and interest coverage ratios.  At December 31, 2004 the Company was in compliance with these covenants.

The Company expects that it will meet its cash requirements for 2005 and beyond from internally generated funds, cash on hand, and from additional external financing if required.

At December 31, 2004 the Company had outstanding borrowings of $289 million, compared with $349 million at December 31, 2003.  The Company’s debt as a percentage of total capitalization (defined as the total of debt, minority interest of investment shares and stockholders’ equity) was 14.3% at December 31, 2004 as compared with 20.9% at December 31, 2003.  At December 31, 2004 the Company’s cash and marketable securities amounted to $591.3 million, compared to $295.5 million at December 31, 2003.

Contractual Obligations:  The following table summarizes SPCC’s significant contractual obligations as of December 31, 2004 (in millions):

	Payments due by Period
	Total	2005	2006 to 2007	2008 to 2009	2010 and Thereafter

Long-term debt	$333.1	$45.0	$136.7	$73.8	$77.6
Commitment to purchase energy	1,521.3	144.6	258.1	223.7	894.9
Capital purchase obligations	346.0	170.7	175.3	—	—
Total	$2,200.4	$360.3	$570.1	$297.5	$972.5

Please refer to Note 14 of the Company’s financial statements to see a description of the Company’s long-term debt arrangements and credit facilities.

The Company has a commitment to purchase power from Enersur S.A. until 2017.  Amounts indicated on the above table are based on power costs in 2004, which are subject to change as energy generation costs change, and the Company’s forecasted power requirements through the life of the agreements change, (See also Energy Matters and Water Resources under Item 1, on page A8).

Under the Company’s PAMA (See Environmental Matters on pages A35 to A37) SPCC has committed to bring operations to environmental standards established by the government of Peru.  The capital purchase obligation in the above table is for the estimated cost of completing the Ilo smelter modernization, the remaining obligation under the Company’s PAMA.

Off Balance Sheet Arrangements:

SPCC does not have any off-balance sheet arrangements involving any transactions, agreements or other contractual arrangements involving an unconsolidated entity under which the Company has:

•                  made guarantees;

•                  a retained or a contingent interest in transferred assets;

•                  an obligation under derivative instruments classified as equity; or

•                  any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to SPCC, or that engages in leasing, hedging or research and development arrangements with the Company.

A34

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon SPCC’s indebtedness at December 31, 2004 a change in interest rates of 1 percent (or 100 basis points) would impact net income and cash flows by $2.9 million annually.

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

There is market risk arising from the volatility and price sensitivity of copper prices and prices of the Company’s major by-products, molybdenum and silver. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2005 earnings resulting from metal price changes.

	Copper	Silver	Molybdenum
Change in metal price	$0.01	$1.00	$1.00
Annual change in net earnings (in millions)	$4.5	$2.4	$11.2

DIVIDENDS AND CAPITAL STOCK

The Company paid dividends to stockholders of $191.4 million or $2.39 per share in 2004, $45.4 million or $0.57 per share in 2003 and $28.7 million, or $0.36 per share in 2002.  Distributions to the investment share minority interest were $1.5 million, $0.4 million and $0.3 million in 2004, 2003 and 2003, respectively.

On January 31, 2005, a special transaction dividend of $1.249725 per share, totaling $100 million was announced payable March 1, 2005 to shareholders of record as of February 17, 2005.  This dividend was approved by the Board of Directors on October 21, 2004 and is being paid in connection with the acquisition of Minera Mexico, S.A. de C.V. please see Note 1 to the Consolidated Financial Statements.  The Company’s dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program, including the smelter modernization, and expected future cash flow generated from operations.

At the end of 2004, 2003 and 2002, the authorized and outstanding capital stock of the Company consisted of 65,900,833 shares of Class A common stock par value $0.01 per share; and 34,099,167 authorized shares of common stock, par value $0.01 per share, of which 14,116,952 common shares were outstanding at December 31, 2004 and 14,112,942 shares were outstanding at December 31, 2003.

ENVIRONMENTAL MATTERS

The Company’s activities are subject to Peruvian laws and regulations.  The Peruvian Government, through its Ministry of Energy and Mines (MEM), conducts seven annual audits of SPCC’s mining and metallurgical operations.  Through these environmental requirements, as well as atmospheric emissions and effluent monitoring are reviewed.  The Ilo operations (smelter and refinery) are audited three times a year and the operations at the Toquepala and Cuajone mines, are audited twice a year.  The Company has not incurred any material non-compliance to environmental laws and regulations.

Pursuant to Peruvian law, in 1996, SPCC submitted the Environmental Compliance and

A35

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

By the end of 2004, thirty-one of such projects were already completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations.  The primary areas of environmental concern are: (1) Smelter reverberatory slag eroded from the slag deposits up until 1994, and (2) Atmospheric Emissions from the Ilo smelter

The slag remediation program is progressing as scheduled and is expected to be completed by 2007.

With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  This represents the biggest outstanding capital investment project for SPCC.  The cost of the project was previously estimated to exceed $600 million.  The new estimated cost of this project is $500 million, including $154 million expended through 2004.  Beginning in 1995, and continuing while this project is under construction, SPCC has established an emissions curtailment program that has allowed SPCC to comply with the annual SO2 air quality standard (established by the MEM in 1996) in the populated areas of the city of Ilo, and has been able to reduced violations to the 24-hr air quality standard for the year 2004 to four episodes.

Two major remediation projects were identified in the PAMA.  One related to the old tailings conveyance and disposal sites, and the other, to the Smelter reverberatory slag mentioned above.  Environmental commitments regarding the tailings remediation have been fulfilled, and the slag program has an 88% completion, as reported by the government auditors.   In the foreseeable future, the only reclamation/remediation plans concurrent with operations are the ones already included in the PAMA.

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  On March 14, 2004, the Peruvian Ministry of Energy and Mines (MEM) published proposed regulations for this law.  The law was amended on May 28, 2004.  The amended law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within one year, or before October 15, 2004.  Since the regulations have not been approved, on October 15, 2004, SPCC submitted to MEM a notice stating that based on current legislation the Company was unable to make a reasonable estimate of its closure obligation.  It is expected that final regulations detailing requirements will be published in 2005, and the Company will be required to submit its Mine Closure Plan thereafter.  The law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law when in force will increase its asset retirement obligations and require future expenditures and amortizations over the life of the mine to satisfy its requirements.  The liability for these asset retirement obligations can not currently be measured, or reasonably estimated, based on the proposed generalities of this law.  The Company is studying the impact this law will have on its results, but currently cannot reasonably estimate the effect until final regulations are published.

Environmental capital expenditures for the period 2000-2004 exceeded $81 million.  The Company foresees significant environmental capital expenditures in 2005.  Approximately

A36

$171 million has been budgeted for the smelter project in 2005.

IMPACT OF NEW ACCOUNTING STANDARDS

For a description of the impact of new accounting standards see Note 2, “Summary of Significant Accounting Policies – Impact of New Accounting Standards” on page A48.

NON-GAAP RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	2004		2003		2002
	$ million	¢ per unit	$ million	¢ per unit	$ million	¢ per unit
Cost of sales (including depreciation, amortization and depletion) – GAAP	$749.9	84.0	$542.0	67.0	$510.3	63.1
Add:
Administrative and other	29.9	3.3	27.2	3.4	27.6	3.4
Treatment and refining charges	4.7	0.5	2.3	0.3	3.5	0.4
Less:
By-products revenue	(569.0)	(63.7)	(147.9)	(18.3)	(99.1)	(12.2)
Depreciation, amortization and depletion	(77.8)	(8.7)	(73.6)	(9.1)	(67.8)	(8.4)
Worker’s participation and other	(116.4)	(13.0)	(18.0)	(2.2)	(4.7)	(0.6)
Inventory change	19.3	2.2	(9.7)	(1.2)	(1.0)	(0.1)
Operating Cash Cost	$40.6	4.6	$322.4	39.9	$368.8	45.6
Add by-products revenue	569.0	63.7	147.9	18.3	99.1	12.2
Operating Cash Cost, without by-product revenue	$609.6	68.3	$470.3	58.1	$467.9	57.8
Total pounds of copper produced and purchased, in millions		892.7		808.9		809.0

A37

Item 8.  Financial Statements and Supplementary Data

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31, (in thousands, except for per share amounts)	2004	2003	2002
Net sales:
Stockholders and affiliates	$74,083	$5,214	$9,137
Others	1,641,836	793,192	655,513
Total net sales	1,715,919	798,406	664,650

Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	672,171	468,453	442,477
Administrative and other	29,882	27,247	27,574
Depreciation, amortization and depletion	77,753	73,579	67,840
Exploration	9,014	12,293	7,766
Total operating costs and expenses	788,820	581,572	545,657

Operating income	927,099	216,834	118,993

Interest income	5,987	3,363	2,796
Interest expense	(10,441)	(13,165)	(14,415)
Other income (expense)	(5,908)	(133)	(9,840)

Earnings before taxes on income, minority interest and cumulative effect of the change in accounting principle	916,737	206,899	97,534

Taxes on income	315,237	84,969	36,122

Minority interest of investment shares	4,727	1,158	857

Earnings before cumulative effect of the change in accounting principle	596,773	120,772	60,555

Cumulative effect of the change in accounting principle, net of income tax benefit of $0.6 million	—	1,541	—

Net earnings	$596,773	$119,231	$60,555

Per common share amounts:
Earnings before cumulative effect of the change in accounting principle	$7.46	$1.51	$0.76
Cumulative effect of the change in accounting principle, net of income tax	—	(0.02)	—
Net earnings – basic and diluted	$7.46	$1.49	$0.76
Dividends paid	$2.39	$0.57	$0.36

Weighted average shares outstanding-basic	80,016	80,012	80,005
Weighted average shares outstanding-diluted	80,016	80,017	80,009

The accompanying notes are an integral part of these financial statements.

A38

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31, (Dollars in thousands)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$546,029	$295,472
Marketable securities	45,267	—
Accounts receivable:
Trade
Stockholders and affiliates	9,279	5,756
Other trade	292,559	81,610
Other	6,193	1,872
Inventories	96,940	76,692
Prepaid taxes	14,237	9,577
Other current assets	3,049	4,972
Total current assets	1,013,553	475,951

Net property	1,217,479	1,118,202
Capitalized mine stripping costs, net	244,013	215,207
Intangible assets	106,454	109,007
Other assets	15,631	12,385
Total assets	$2,597,130	$1,930,752
LIABILITIES
Current liabilities:
Current portion of long-term debt	$32,314	$60,000
Accounts payable:
Trade	81,335	39,868
Other	19,373	8,454
Accrued income taxes	240,565	53,683
Other current liabilities	87,860	25,192
Total current liabilities	461,447	187,197

Long-term debt	256,729	289,043
Deferred income taxes	116,277	110,075
Other liabilities	24,851	15,854
Asset retirement obligation	5,643	5,267
Total non-current liabilities	403,500	420,239

Commitments and Contingencies (Note 19)

Minority interest of investment shares	11,284	7,913

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01; shares authorized: 34,099,167; shares issued: 14,324,208	143	143
Class A Common stock, par value $0.01; shares issued and authorized: 65,900,833	659	659
Additional paid-in capital	265,745	265,745
Retained earnings	1,458,941	1,053,528
Treasury stock, at cost, common shares, 2004 – 207,256; 2003 – 211,306	(4,589)	(4,672)
Total Stockholders’ Equity	1,720,899	1,315,403
Total Liabilities, Minority Interest and Stockholders’ Equity	$2,597,130	$1,930,752

The accompanying notes are an integral part of these financial statements.

A39

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31, (Dollars in thousands)	2004	2003	2002

OPERATING ACTIVITIES
Net earnings	$596,773	$119,231	$60,555
Cumulative effect of the change in accounting principle, net of income tax	—	1,541	—
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	77,753	73,579	67,840
Remeasurement loss (gain)	7,820	(2,256)	(2,256)
Capitalized mine stripping	(37,051)	(40,195)	(52,054)
Provision for deferred income taxes	6,250	23,602	3,920
Minority interest of investment shares	4,727	1,158	857

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(218,468)	(28,862)	16,222
Inventories	(20,249)	15,188	9,151
Accounts payable and accrued liabilities	289,161	25,786	2,535
Other operating assets and liabilities	15,241	5,233	5,236
Prepaid taxes	(4,660)	(3,019)	18,236
Net cash provided from operating activities	717,297	190,986	130,242

INVESTING ACTIVITIES
Capital expenditures	(171,688)	(49,834)	(76,866)
Purchase of marketable securities	(69,409)	—	—
Sales and maturity of marketable securities	24,142	—	—
Sales of investments and property	—	55	226
Net cash used for investing activities	(216,955)	(49,779)	(76,640)

FINANCING ACTIVITIES
Debt incurred	—	50,000	25,922
Debt repaid	(60,000)	—	(122,914)
Escrow deposits on long-term loans	(5,532)	89	7,244
Dividends paid to common stockholders	(191,360)	(45,352)	(21,494)
Distributions to minority interests	(1,465)	(408)	(305)
Purchases of investment shares	(21)	(526)	(8,745)
Net cash provided from (used for) financing activities	(258,378)	3,803	(120,292)

Effect of exchange rate changes on cash	8,593	2,925	1,370

Increase (decrease) in cash and cash equivalents	250,557	147,935	(65,320)
Cash and cash equivalents, at beginning of year	295,472	147,537	212,857

Cash and cash equivalents, at end of year	$546,029	$295,472	$147,537

A40

	2004	2003	2002
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,953	$17,188	$18,112
Income taxes	$129,732	$16,011	$9
Supplemental schedule of non-cash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable to affiliate	$—	$212	$6,160
Accounts receivable from shareholders offset by dividends paid	$—	$—	$7,213

The accompanying notes are an integral part of these financial statements.

A41

Southern Peru Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, (Dollars in thousands)	2004	2003	2002
CAPITAL STOCK:
COMMON STOCK:
Balance at beginning and end of year	$143	$143	$143

CLASS A COMMON STOCK:
Balance at beginning and end of year	659	659	659

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning and end of year	265,745	265,745	265,745

TREASURY STOCK:
Balance at beginning of year	(4,672)	(4,821)	(4,922)
Used for corporate purposes	83	149	101
Balance at end of year	(4,589)	(4,672)	(4,821)

RETAINED EARNINGS:
Balance at beginning of year	1,053,528	979,649	947,830
Net earnings	596,773	119,231	60,555
Dividends paid, per common stock and class A common stock, per share, 2004 – $2.39, 2003 – $0.57, 2002 – $0.36	(191,360)	(45,352)	(28,706)
Stock awards		—	(30)
Balance at end of year	1,458,941	1,053,528	979,649
TOTAL STOCKHOLDERS’ EQUITY	$1,720,899	$1,315,403	$1,241,375

The accompanying notes are an integral part of these financial statements.

A42

SOUTHERN PERU COPPER CORPORATION

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Description of the Business:

The Company, an integrated producer of copper, operates mining, smelting and refining facilities in the southern part of Peru.  The Company conducts its primary operations in Peru through a registered branch.  The Branch is not a corporation separate from the Company.  It is, however, an establishment, registered pursuant to Peruvian law, through which the Company holds assets, incurs liabilities and conducts operations in Peru.  The Branch comprises substantially all the assets and liabilities of the Company associated with its copper operations in Peru.  In addition, the Company through its wholly owned U.S. subsidiary, Southern Peru Limited, tolls copper cathode into rod in Amarillo, Texas, for resale to customers.

Proposed Purchase of Grupo Mexico Mining Shares:

The Board of Directors of the Company, upon the recommendation of a special committee of disinterested directors, has unanimously approved a merger agreement under which the Company’s majority shareholder, Grupo Mexico will, through its subsidiary, Americas Mining Corporation (“AMC”), sell to SPCC its approximately 99.15% shareholding in Minera Mexico (“MM”), in return for the issuance to AMC of approximately 67.2 million shares of SPCC.  The transaction will result in Grupo Mexico increasing its ownership share in the Company to approximately 75% from its current 54.2%.  As part of this proposed transaction SPCC agreed to pay a special transaction dividend in the aggregate amount of $100 million on March 1, 2005 prior to the closing of the transaction to all of SPCC’s existing shareholders.  The transaction will be treated as a reorganization of entities under common control.  The Company has filed a proxy statement with the Securities and Exchange Commission and has scheduled a special stockholders meeting for March 28, 2005.  The completion of the merger is dependent upon the satisfaction of a number of conditions set forth in the merger agreement and outlined in the proxy statement, including an affirmative vote by two-thirds of the outstanding shares.  There can be no assurance as to whether a merger can be reached with regard to this transaction.

It is not currently anticipated that the merger will result in any change in the two-class structure of the Company’s capital stock and that both Common Stock and Class A Common Stock will remain outstanding. Class A Common Stock, which has voting preferences, would be converted to Common Shares with equal voting interest only if all Class A Common shares are simultaneously converted.  The transaction is expected to ultimately result in SPCC having a single class of registered Common Stock listed on the New York and Lima stock exchanges.

2.                       Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements of Southern Peru Copper Corporation and Subsidiaries (the “Company” or “SPCC”) include the accounts of subsidiaries which are consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46)” and include those subsidiaries in which the Company has voting control.  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the

A43

reporting period.  Significant items subject to such estimates and assumptions include the carrying value of ore reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation, closure and retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); bad debts; inventory obsolescence; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Revenue recognition:

Substantially all of the Company’s copper is sold under annual contracts.

Revenue is recognized when title passes to the customer.  The passing of title is based on terms of the contract, generally upon shipment.  Copper revenue is determined based on the monthly average of prevailing commodity prices according to the terms of the contracts.

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the proprietary market price estimate of Platt’s Metal Week (as is the case for sales of molybdenum products), generally ranging between one and three months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward copper prices based on LME or COMEX prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivate instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) as amended.  The Company sells copper in blister and refined form at industry standard commercial terms.  Net sales include the invoiced value and corresponding fair value adjustment of the related forward contract of copper, silver, molybdenum, acid and other metals.

Shipping and handling fees and costs:

Amounts billed to customers for shipping and handling, are classified as sales.  Amounts incurred for shipping and handling, are included in cost of products sold.

Cash and cash equivalents:

Cash and cash equivalents include bank deposits and certificates of deposit with an original maturity of three months or less at the date of purchase.  The carrying value of cash and cash equivalents approximates fair value.

Marketable securities:

Marketable securities consist primarily of certificates of deposits with original maturities greater than 90 days but less than one year.  These deposits are held to maturity and carried at amortized cost, which approximates fair value.

Inventories:

Metal inventories are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs.  Supplies inventories are carried at average cost less a reserve for obsolescence.  Inventory of SX/EW copper is valued at average cost and is established based on metal included in the SX/EW facilities tank house.

A44

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

Mine development includes primarily the cost of acquiring land rights to an exploitable ore body, pre-production stripping costs at new mines that are commercially exploitable, costs associated with bringing new mineral properties into production, and removal of overburden to prepare unique and identifiable areas outside the current mining area for such future production.

Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 40 years or the estimated life of the mine if shorter.  Mine development costs are amortized on a unit of production basis over the remaining life of the mines, which is estimated at December 31, 2004, to be 66 years, and 48 years for Toquepala and Cuajone, respectively.

Property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Assets are determined impaired when the estimated future undiscounted cash flows expected to result from the use of the asset are less than the carrying value of the asset.  The Company’s estimate as to future undiscounted cash flows takes into consideration, among other things, expected future metal prices, which are based on historical metal prices and price trends.  The Company measures an impairment loss as the difference between the carrying value of the asset and its fair value as determined taking into consideration the estimated future discounted cash flows of the asset.

Intangible assets:

Intangible assets include primarily the excess amount paid over the book value for investment shares and mining and engineering development studies.

Intangible assets are carried at acquisition costs, net of accumulated amortization and are amortized on a unit of production basis over the estimated remaining life of the mines. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Asset retirement obligations (reclamation and remediation costs):

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”.  The fair value of a liability for asset retirement obligations is recognized in the period in which it is incurred.  The liability is measured at fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded.  The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

Ore reserves:

Southern Peru periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs.  The Company uses a copper price of 90 cents per pound to calculate its official ore reserve position.  The Company uses these reserves estimates for planning purposes and managing its operations.  These ore reserves are reported to governmental authorities in Peru on an annual basis.  The Company believes that the 90 cent copper price assumption is consistent with long-term projections based on average historical prices over recent full economic and pricing cycles.

Commencing in 2003, for purposes of calculating financial statements results, the

A45

Company recalculates its ore reserves using a copper price based on three-year copper price according to COMEX.  Accordingly, for the year 2005 the Company is using 93.9 cents, and for 2004 and 2003 the Company used, 75.1 cents and 76 cents, respectively, for financial statement purposes.  Southern Peru uses these ore reserves estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets.  At December 31, 2004 the remaining lives of the Company mines are 66 years and 48 years, for the Toquepala and Cuajone mine, respectively.

The reserves estimates have been adjusted for actual production since the most recent reserve declaration.  Many companies declare their ore reserves on an annual basis.  The Company believes that ore reserves determined by its method closely approximates the ore reserve quantities if they were determined as of December 31, 2004.

Capitalized mine stripping:

Stripping costs are costs associated with the removal of waste materials after production has commenced.  Over the life of the mine, stripping costs are deferred in periods when the actual ratio of waste materials to mineral ore extracted is above the life-of-mine stripping ratio, which represents the Company’s estimate of the total amount of waste to be incurred divided by the estimated total proven and probable reserves.  In periods when the actual mine stripping ratio is below the life-of-mine stripping ratio, the Company reduces the net capitalized mine stripping asset proportionally with a charge to amortization expense.  In addition, deferred mine stripping costs are amortized using the units of production method based on proven and probable ore reserves.  Copper contained in piles of leachable materials that have been extracted from the mines are not included in the determination of units of production amortization.

The Company’s estimate as to proven and probable ore reserves in its Toquepala mine used to determine the 2004 mine stripping ratio was 613.7 million tons of sulfide ore at January 1, 2004.  The Company’s estimate as to proven and probable ore reserves in its Cuajone mine used to determine the 2004 mine stripping ratio was 969.2 million tons of sulfide ore at January 1, 2004.  Such estimates were determined using a 75.1 cent per pound copper price assumption.  As of January 1, 2005, the Company revised such ore reserve estimates using a copper price assumption of 93.9 cents per pound.

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

Income taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision of

A46

income taxes.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized.

Stock-based compensation:

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25).  Under the intrinsic value method, the Company records compensation expense related stock options in its consolidated statement of operations when the exercise price of employee stock-based award is less than the market price of the underlying stock on the date of the grant.  The Company has adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  As all awards of common stock have been granted at 100% of the fair market value, no compensation cost has been recognized for awards under the stock incentive plan pursuant to APB 25.  There have been no grants of options under the Stock Incentive Plan since 1999. Pro forma net income and net income per share information, as required by SFAS No. 123, has been determined as if we had accounted for all employee stock options granted under SFAS No. 123’s fair value method.  The pro forma net earnings effect of recognizing compensation expense in accordance with SFAS No. 123 was not material for each of the three years ended December 31, 2004.  The pro forma net gain per share would not have changed from the basic and diluted earnings per share as reported of $7.46, $1.49 and $0.76 in each of the years ended December 31, 2004, 2003 and 2002.

Foreign exchange:

The Company’s functional currency is the US dollar.  The consolidated financial statements include the accounts of the Company’s Peruvian Branch (“Branch”) and all subsidiaries.  The Branch maintains its books of account in New Soles.  Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for inventory, property, plant and equipment and other assets, which are remeasured at historical exchange rates.  Revenues and expenses are generally translated at average exchange rates in effect during the period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are included in the line Cost of sales on the Consolidated statement of earnings.

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” and amounted to $(7.8) million, $2.2 million and $2.3 million in 2004, 2003 and 2002, respectively.

Business segment:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires companies to provide certain information about their operating segments.  Based on the information monitored by the Company’s operating decision makers, the Company has identified that its operations are within one reportable segment.  Accordingly, solely financial information due to the principal business of producing copper has been presented.

Change in accounting principle:

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”.  This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The cumulative effect of this change in accounting principle, net of taxes, was a charge to income of $1.5 million and is shown separately on the Company’s consolidated statement of earnings.  In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property $2.5 million and recorded deferred tax and workers’ participation benefits of $0.9 million.  The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.5 million for the year 2003 and has been included as an operating cost in the Consolidated Statement of Earnings.  If the Company adopted SFAS 143 in 2002 an asset

A47

retirement obligation of $4.5 million would have been recorded as of January 1, 2003.

Impact of new accounting standards:

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

The FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations.  The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (“FSP”) in this regard. These issues did not have a significant impact to the Company’s financial statements since it did not change its accounting.

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

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 153, “Exchange of Non-monetary Assets and amendment of APB No. 29” (“FAS 153”),which is the result of its efforts to improve comparability of  U.S. accounting standards for non-monetary transactions with International Accounting Standards.  FAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets outlined in APB No. 29 and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  FAS No. 153 is not expected to have any impact on the Company’s financial position or results of operations.

3.               Restructuring Charges

The Company’s 2002 results include a $3.1 million pre-tax charge ($2.1 million after-tax and workers’ participations) for severance costs associated with the Company’s cost

A48

reduction program.  The severance costs accrued were for 154 employees at the Company’s locations in Peru.  Approximately $2.6 million of the provision is included as a cost of sales deduction on the Company’s consolidated statement of earnings, and a $0.5 million is included in administrative expense as it relates to non-operating personnel.  This accrual was paid in full in 2002.

4.               Taxes on Income

The components of the provision for taxes on income are as follows:

For the years ended December 31, (in millions)	2004	2003	2002
U.S. Federal and state
Current	$21.7	$4.0	$0.8
Deferred	(8.2)	2.3	1.4
	13.5	6.3	2.2
Foreign:
Current	287.2	57.4	31.9
Deferred	14.5	21.3	2.0
	301.7	78.7	33.9
Total provision for income taxes	$315.2	$85.0	$36.1

Reconciliation of the statutory income tax to the effective tax rate is as follows:

For the years ended December 31,	2004	2003	2002
Peruvian income tax at maximum statutory rates	30.0%	27.0%	27.0%
U.S. income tax at statutory rate	35.0	35.0	35.0
Utilization of foreign tax credits	(27.3)	(25.7)	(23.9)
Percentage depletion	(7.8)	(9.0)	(10.3)
Income not deductible (taxable) in Peru	0.3	0.9	1.8
Additional tax on leachable ore	—	0.5	1.1
Peruvian tax on net income deemed distributed	2.5	2.5	2.6
Alternative Minimum or Additional Tax	1.9	1.8	1.4
Change in Peruvian tax rate	—	4.9	—
Other	(0.2)	3.2	2.3
Effective income tax rate	34.4%	41.1%	37.0%

The effective tax rates were 34.4%, 41.1% and 37.0% for the years ended December 31, 2004, 2003 and 2002, respectively.  The decrease in the 2004 effective tax rate from the 2003 effective tax rate is primarily due to the increased utilization of foreign tax credits and the effect in 2003 on deferred taxes of the Peruvian tax rate change published in 2003.  The increase in the 2003 effective tax rate from the 2002 effective tax rate is primarily due to the increase in the carrying value of deferred taxes as the result of the enacted income tax rate increase from 27% to 30% in Peru.  The additional tax on leachable ore in 2003 and 2002 resulted from the difference between the Peruvian statutory rate and the 30% rate, which applies to the SX/EW operation under a 1996 stability agreement with the Peruvian government. In 2004, as both rates are 30 percent, there is no additional tax on leachable ore.

Deferred taxes include both the U.S. and Peruvian tax effects of the following types of temporary differences and carryforwards, net of foreign tax credit effects:

A49

Deferred tax assets (liabilities) At December 31, (in millions)	2004	2003
Current:
Accounts receivable	$1.1	$0.7
Other	3.8	0.2
Net deferred tax assets	4.9	0.9
Non-current:
Foreign tax credit carryforwards	50.8	52.0
AMT credit carryforwards	32.6	15.9
Property, plant and equipment	(123.5)	(160.1)
Other	(46.8)	11.0
Valuation allowance for deferred tax assets	(33.4)	(28.9)
Net deferred tax liabilities	(120.3)	(110.1)

Total net deferred tax liabilities	$(115.4)	$(109.2)

At December 31, 2004, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $49.2 million expiring as follows: $14.6 million in 2006, $22.5 million in 2007, $10.4 million in 2008, and $1.7 million in 2009.  No foreign tax credit carryforwards expired in 2004 and $3.1 million expired in 2003.  Foreign tax credit carryforwards amounting to approximately $1.7 million were created in 2004.

On October 22, 2004, the President of the U.S. signed into law H.R. 4520, The American Jobs Creation Act of 2004 (AJCA).  This law repeals the 90 percent limitation on the utilization of foreign tax credits when calculating the Company’s alternative minimum tax (“AMT”).  The repeal is effective in 2005.  Although the new law is not effective until 2005, under Statement of Financial Accounting Standards No. 109, the effect of the law change is required to be reflected in the period that includes the enactment date.  As a result, $9.5 million of previously booked deferred U.S. tax liability was released into the Company’s 4th quarter 2004 earnings.

The Company’s valuation allowance consists of $0.8 million in foreign tax credits and $32.6 million in AMT credit carryforwards.   Management believes that it is more likely than not that the remaining foreign tax credits of $50 million will be realized.

As a result of The American Jobs Creation Act of 2004, the Company may be able to reduce its AMT below that of regular tax in future years.  As a result, part of the AMT credit carryforward may be utilized to reduce regular tax to AMT.  However, management estimates that the Company will not generate significant regular U.S. taxable income after deductions for percentage depletion and application of regular foreign tax credits and that it is more likely than not that the AMT credit will not be utilized.

The Company has not recorded a benefit for the prior year AMT paid; the minimum tax credit, which is only available to reduce a regular tax and not an AMT.  Because of limitations on percentage depletion under the AMT, the Company expects an AMT liability for the foreseeable future.  Thus, while such credits do not expire, it is not probable they will continue to be utilized in the future as management estimates that the Company will not generate sufficient regular U.S. taxable income after deductions for percentage depletion and application of regular foreign tax credits.

On December 23, 2003 the Peruvian government established a new tax rate of 30% for years beginning after 2003.  Although this new rate did not affect the current tax expense, the change in the tax rate does require that the deferred Peruvian assets and liabilities be re-valued at the tax rate expected to apply when these assets and liabilities are realized.  Accordingly, the Company recorded a charge of $10.1 million in additional tax expense in 2003.

A50

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

In accordance with a 1996 agreement with the Peruvian government, income generated from the SX/EW operations is taxed at a fixed rate of 30% through the year 2010.  Additionally, the Peruvian congress established a new tax on distributed earnings at a rate of 4.1% starting in 2002.  As a branch, SPCC’s earnings are deemed distributed to SPCC, the U.S. Corporation, at the closing of the fiscal year.  SPCC, the U.S. Corporation, is the payer of the 4.1% tax while SPCC, the branch, is the withholding and remitting agent.

As a large corporation, the Company is regularly audited by the federal, state and foreign tax authorities.  SPCC has historically filed, and continues to file, all required income tax returns in the United States and in Peru and to pay the taxes determined to be due.  The tax rules in the United States and in Peru are highly complex and subject to interpretation.  From time to time the Company is subject to a review of past income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation and application of certain rules to the Company’s business activities in the United States and in Peru.  All of these audits can result in proposed assessments.  In 2002, the Internal Revenue Service (IRS) issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996.  In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  Generally, the years 1994 through 1996 are now closed to further adjustment.

The IRS is now completing their field audit of the tax years 2000 through 2002 and had previously completed the field audit work for 1997 through 1999.  During the audit of the tax years 1997 through 1999, the IRS has questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  In the fourth quarter of 2003, the Company and the IRS had jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  The years 1997 through 2002 will remain open until the inventory value and all outstanding issues are resolved. The Company believes that in all material respects the positions that they are reporting to the IRS are correct and appropriate. We believe that we have substantial defenses to the IRS assessments and that we have made adequate provisions so that resolution of any issues raised by the IRS will not have an adverse effect on our consolidated financial condition or results of operations. Significant management judgment is required in determining the provision for tax contingencies. The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel. We do not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued therefore.

In December 2004 and January 2005, the Company received assessments and penalties from the Peruvian Tax Administration (SUNAT) for the fiscal years 2000 and 2001, in which certain deductions taken by the Company were disallowed.  SUNAT has objected to the Company’s method of deducting vacation pay accruals in 2000, a deduction in 2000 for a fixed asset write-off, as well as certain other deductions in both years.  The Company has appealed these assessments and resolution is still pending.

In prior years, the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed.  SUNAT has challenged the Company’s depreciation method and deduction of other expenses related to charges incurred outside of Peru from 1996 through 1999, and the deduction of certain interest expenses from 1997 through 1999.  The Company appealed these assessments and

A51

resolution is still pending.

In February 2003, the Peruvian tax court confirmed SUNAT’s assessments and penalties with regard to depreciation and deductions of other expenses incurred outside of Peru for fiscal years 1996 and 1997.  Consequently, the Company recognized an additional tax and workers participation liability for fiscal years 1998 and 1999 on the amounts assessed by SUNAT.  Therefore, in 2003 the Company recorded a charge to workers’ participation, (included in cost of sales (exclusive of depreciation, amortization and depletion) on the condensed consolidated statement of earnings) and income tax expense of $0.5 million and $4.4 million, respectively.  The Company, however, has not recognized a liability for penalties and interest assessed by SUNAT in connection with the depreciation and other expenses deduction as it considers they are not applicable.  The status of the penalty appeals is as follows:

With regards to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit of $3.4 million, which was executed by SUNAT in July 2003.  This deposit is recorded in other assets on the condensed consolidated balance sheet.  The Peruvian tax court denied the Company’s appeal in February 2004. Consequently in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru, which is the final level of the judicial courts.  The Company was not required to issue a deposit for appeal of assessments and rulings on any other years.

In regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  According to this tax court resolution, SUNAT issued a new penalty in December 2003.  This penalty, and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.

The Company continues to appeal SUNAT’s assessment of all penalties and interest related to the disallowance of the above-mentioned items for fiscal years 1997 through 1999.

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

The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, or 1999, nor has the Company recorded any expense associated with the assessments for the years 2000 and 2001.

Company management believes that it will prevail in all of the above actions.

5.               Net Sales

Net sales by country were as follows:

For the years ended December 31,
(in millions)	2004	2003	2002
United States	$429.2	$245.7	$231.0
Italy	132.0	77.7	75.4
Switzerland	119.4	115.8	80.5
United Kingdom	145.4	57.7	50.1
Japan	142.5	82.4	81.5
Chile	334.9	85.0	26.3
Belgium	122.3	23.7	31.1
Brazil	98.5	19.2	11.4
France	66.5	24.0	11.5
Foreign - Other	125.2	67.2	65.8
Net sales	$1,715.9	$798.4	$664.6

A52

At December 31, 2004, the Company has recorded provisionally priced sales of 127.8 million pounds of copper, at a forward average price of $1.45 per pound.  Also, the Company has recorded provisionally priced sales of 6.3 million pounds of molybdenum at the year-end market price of $32.38 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the first quarter of 2005.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2004:

Copper (million lbs.)	Priced at	Settlement

63.4	$1.47129	Jan. 2005
29.3	1.45286	Feb. 2005
19.4	1.43880	Mar. 2005
5.7	1.41975	Apr. 2005
9.3	1.40160	May 2005
0.7	1.38210	Jun. 2005
127.8	$1.45428	Jan/Jun 2005

Molybdenum (million lbs.)	Priced at Dec. 31, 2004	Settlement

2.4	$32.38	Jan. 2005
1.6	32.38	Feb. 2005
1.9	32.38	Mar. 2005
0.4	32.38	Apr. 2005
6.3	$32.38	Jan/Apr 2005

Provisional sales price adjustments included in account receivable and net sales were as follows at December 31 (in millions):

	2004	2003
Copper	$11.0	$2.3
Molybdenum	69.2	6.9
Total	$80.2	$9.2

It is the opinion of management that the final pricing of these sales will not have a material effect on the Company’s financial results.

Under the terms of a forward sales contract with Union Minière as amended November 12, 2003, the Company is required to supply Union Minière, through its agent, S.A. SOGEM N.V., with 18,000 tons of blister copper annually for a five-year period from January 1, 2004 through December 31, 2008 and 13,800 tons of blister during the year 2009.  The price of the copper, contained in blister, supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

Under the terms of a sales contract with Mitsui & Co. Ltd. (“Mitsui”), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually for a fifteen-year period through December 31, 2013.  If the shipment destination is Asia, the pricing of the cathodes is based upon the LME monthly average settlement price, however, if destination of shipments is the United States, the pricing of the cathodes

A53

is based upon the COMEX monthly average settlement plus a producer premium, which is agreed upon annually based on world market terms.  Ninety thousand tons related to a prior contract (period 1994-2000) will be supplied as follows:48,000 in 2014 and 42,000 in 2015.

6.               Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents and certain short-term marketable securities the carrying amounts approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments:

	2004		2003
At December 31, (in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable:
Copper	$142.4	$142.4	$69.4	$69.4
Molybdenum	$156.6	$156.6	16.2	16.2
Other	$2.8	$2.8	$1.8	$1.8
Marketable securities	$45.3	$45.3	—	—
Liabilities
Long-term debt	$289.0	$291.2	$349.0	$355.8

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts receivable associated with provisionally priced copper and molybdenum are valued at the fair value of copper which is based on published forward prices and the fair value of molybdenum based on year-end market prices.

Marketable securities are valued at fair value based on quoted market prices.

Long-term debt is valued at fair value based on the quoted market prices for the same or similar issues.

7.               Workers’ Participation

Provisions for workers’ participation are calculated at 8% of pre-tax earnings and are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the earnings statement.  The current portion of this participation, which is accrued during the year, is based on Branch taxable income and is distributed to workers following determination of final results for the year.  For the years ended December 31, 2004, 2003 and 2002, workers’ participation expense was $85.3 million, $17.8 million and $8.5 million, respectively.  $16.8 million and $8.9 million were distributed 2003 and 2002, respectively.  $78.8 million for the year 2004 is scheduled to be distributed in the first quarter of 2005.

8.               Minority Interest of Investment Shares

The minority interest of the Investment Shares is based on the earnings of the Company’s Peruvian Branch.

The Company acquired 0.02 million, 0.2 million, and 2.3 million investment shares at a cost of $0.1 million, $0.7 million and $8.8 million in the years 2004, 2003 and 2002, respectively.  These acquisitions have been accounted for as purchases of minority interests.  The carrying value of the minority interest purchased was reduced by $0.08 million, $0.5 million and $6.8 million in 2004, 2003 and 2002, respectively, and the

A54

excess paid over the carrying value was assigned to intangible assets, and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Branch at December 31, 2004 and are entitled to a pro rata participation in the cash distributions made by the Company.  The investments shares are recorded as a minority interest in the Company’s financial statements.

9.               Inventories

At December 31,
(in millions)	2004	2003
Metals:
Finished goods	$3.6	$2.3
Work-in-process	52.7	34.7
Supplies	40.6	39.7
Total inventories	$96.9	$76.7

10.         Property

At December 31,
(in millions)	2004	2003
Buildings and equipment	$2,209.9	$2,043.0
Mine development	222.5	222.1
Land, other than mineral	4.1	4.1
Total property	2,436.5	2,269.2
Accumulated depreciation, amortization and depletion	(1,219.0)	(1,151.0)
Net property	$1,217.5	$1,118.2

During 2003, the Company capitalized $3.0 million in costs associated with establishing an asset retirement obligation for a portion of its long-lived assets.  These assets include a dam on the Torata River, close to the Company’s Cuajone mine and the SX/EW facility.  The asset retirement obligations were established based on the Company’s environmental impact studies for these projects.  The Company’s retirement obligations for the dam are based on a weighting of two options available to the Company at the end of the dam’s useful life.  These options are to turn the dam over to the local municipality and provide maintenance for a number of years or demolish the dam and restore the river to its natural course.  The Company’s retirement obligation for the SX/EW facility requires a dismantling of the plant and reclamation of the property.  The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.  There were no additional costs capitalized in 2004 associated with asset retirement obligations.  The Company is depreciating these costs on a straight-line basis over the life of the related assets.

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

A55

11.                                 Capitalized Mine Stripping Costs

At December 31,
(in millions)	2004	2003
Capitalized mine stripping cost	$281.8	$244.7
Accumulated amortization	(37.7)	(29.5)
Capitalized mine stripping, net	$244.1	$215.2

Amortization of mine stripping is included in “Depreciation, amortization and depletion” and amounted to $8.2 million, $6.5 million and $5.0 million in 2004, 2003 and 2002, respectively.  Capitalized mine stripping costs will be fully amortized when existing mines currently in the production phase cease operations, which is estimated to occur in the years 2052 for Cuajone and 2070 for Toquepala.

The Company’s policy of deferring mine stripping costs has decreased operating costs by $28.8 million, $33.6 million and $47.0 million in 2004, 2003 and 2002, respectively, as compared to what such amounts would have been if the Company expensed mine stripping costs as incurred.

12.         Intangible Assets

The following table summarizes the gross and net carrying amount of intangible assets at December 31, 2004 and 2003 (in millions):

At December 31,	2004	2003

Excess paid over book value of investment shares	$121.2	$121.1
Mine engineering and development study	5.7	5.5
	126.9	126.6
Less, accumulated amortization	(20.4)	(17.6)
	$106.5	$109.0

Amortization expense on intangibles was $2.8, $3.2 and $2.2 for the years ended 2004, 2003 and 2002, respectively.  The estimated annual aggregate amortization expense for intangibles is $3.4 million for the years 2005 through 2009.

13.         Other Current Liabilities

At December 31,
(in millions)	2004	2003
Accrued workers’ participation	$78.8	$16.8
Accrued severance pay, current portion	1.0	0.8
Salaries and wages	6.6	6.2
Other	1.5	1.4
Total other current liabilities	$87.9	$25.2

A56

14.         Debt and Available Credit Facilities

Long-term debt at December 31,
(in millions)	2004	2003
8.25% Corporate bonds due 2004	$—	$50.0
8.75% Corporate bonds due 2007	50.0	50.0
5.5625% (4.1875% at December 31, 2003) Corporate bonds due 2005-2012	73.1	73.1
5.3750% (4.1875% at December 31, 2003) Corporate bonds due 2005-2012	25.9	25.9
4.5000% (3.5625% at December 31, 2003) Corporate bonds due 2005-2010	25.0	25.0
4.6250% (3.5000% at December 31, 2003) Corporate bonds due 2005-2010	25.0	25.0
3.94% (2.48% at December 31, 2003) MITSUI credit agreement due 2013	90.0	100.0
Total debt	289.0	349.0
Less, current portion	32.3	60.0
Total long-term debt	$256.7	$289.0

Interest paid by the Company (excluding amounts capitalized of $6.5 million, $4.5 million and $6.6 million in 2004, 2003 and 2002, respectively) was $9.5 million, $12.6 million and $11.5 million in 2004, 2003 and 2002, respectively.

Aggregate maturities of the borrowings outstanding at December 31, 2004, are as follows (in millions):

2005	$32.3
2006	33.2
2007	83.2
2008	33.2
2009	33.2
Thereafter	73.9
Total	$289.0

In January 2005, the Company signed a $200 million credit facility with a group of banks lead by Citibank, N.A.  Proceeds of this credit facility are being used to prepay all bonds issued under the Peruvian bond program.  In January 2005, the Company made a drawdown of $150 million to prepay $150 million of the bonds issued in 2001, 2002 and 2003.  Additional drawdowns of $20 million and $30 million, respectively, will be used to prepay the remaining outstanding bonds.  The new facility has a five-year term with an interest rate of LIBOR plus 1.25% for the first year, increasing by 0.125% each ensuing year.  Amortization of the loan principal begins in the third year.  The Company is paying a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.

In 2001, the Company was authorized by the Comision Nacional Supervisora de Empresas y Valores (“CONASEV”) to issue up to $750 million of bonds in the Peruvian market.  The goal of this bond facility is to support the Company’s expansion and modernization program. In 2003, the Company sold to investors in Peru bonds for $50 million with maturities ranging from January 2005 to May 2010.  These bonds were sold in two tranches of $25 million each and have interest rates of LIBOR plus 2.375% and LIBOR plus 2.3125%.  Prior to 2003, $149 million of bonds were sold under this program with interest rates of 8.75% for $50 million and LIBOR plus 3% for the balance.  Total issuances under the program totaled $199 million.  As indicated previously, the Company is voluntarily prepaying these bonds.  Proceeds from the sale of these bonds were used to finance a portion of the Company’s capital spending program.  The LIBOR rate associated with these bonds, at December 31, 2004 and 2003 was 2.125% and 1.06%, respectively.  The interest rate on these bonds was adjusted on a quarterly basis.

In 1999, the Company entered a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO at

A57

December 31, 2004 was 2.69%).  The Mitsui credit agreement is collateralized by pledges of receivables of 31,000 tons of copper per year.

In 2002, the Company prepaid and canceled the $50 million balance remaining on a $150 million Secured Export Notes Financing. In connection with this prepayment, the Company paid a premium of $11.4 million and expensed the unamortized balance of $1.0 million of deferred commission fee.  These amounts were expensed and included in Other income (expense) in 2002.

The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million, and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  The Company was in compliance with the various financing agreements at December 31, 2004.  Included in other assets at December 31, 2004 and 2003, are $6.8 million and $1.3 million, respectively, held in escrow accounts as required by the Company’s loan agreements.  The funds are released from escrow as scheduled loan repayments are made.

The new $200 million Citibank credit facility contains financial covenants which require the Company to maintain a net worth equal to or greater than the December 31, 2003 amount, and to maintain a ratio of EBITDA to gross interest, as defined, of more than 3 to 1 and a leverage ratio of no greater than 2.5 to 1.

At December 31, 2004, 2003 and 2002, the balance of capitalized debt issuance costs was $2.8 million, $3.4 million, and $3.5 million, respectively.  Amortization charged to interest expense was $0.6 million, $0.6 million and $2.8 million in 2004, 2003 and 2002, respectively.

15.         Benefit Plans

Defined Benefit Pension Plans:

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru.  Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.  The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in commingled stock and bond funds.  The qualified plan is accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”  In the years ended December 31, 2004, 2003 and 2002, the net periodic benefit costs of this plan totaled $0.1 million, $(0.1) million and nil, respectively.  The projected benefit obligation as of December 31, 2004 and 2003 totaled $11.5 million and $12.0 million, respectively, and the fair value of the plan assets totaled $12.3 million and $9.7 million, respectively.  The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors we expect our assets will earn an average of 5.0% per annum based on past returns assuming our long-term mix will be consistent with our current mix and an assumed discount rate of 6.0%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

The components of net periodic benefit costs are as follows:

For the years ended December 31,
(in millions)	2004	2003	2002
Interest cost	$0.7	$0.7	$0.8
Expected return on plan assets	(0.6)	(0.8)	(0.8)
Net periodic benefit cost	$0.1	$(0.1)	$—

A58

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,
(in millions)	2004	2003
Change in benefit obligation
Projected benefit obligation at beginning of year	$12.0	$11.2
Interest cost	0.7	0.7
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	(0.3)	1.0
Projected benefit obligation at end of year	$11.5	$12.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$9.7	$10.2
Actual return on plan assets	0.4	0.5
Employer contributions	3.2	—
Benefits paid	(0.9)	(0.9)
Administrative expenses	(0.1)	(0.1)
Fair value of plan assets at end of year	$12.3	$9.7

Reconciliation of Funded Status
Funded status	$0.8	$(2.3)
Unrecognized actuarial loss	2.0	2.1
Net amount reflected in consolidated Balance Sheet	$2.8	$(0.2)

Weighted Average Assumptions:
Discount rate	6.00%	6.00%
Expected long-term rate of return on plan assets	5.0%	5.0%
Rate of compensation increase	N/A	N/A

Post-retirement Health Care Plan:

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the then in effect post-retirement health care plan of ASARCO, a former shareholder of the Company and a subsidiary of Grupo Mexico, which offered substantially the same benefits and required the same contributions.  The plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  In the years ended December 31, 2004, 2003 and 2002, the net periodic benefit costs of this plan totaled $0.1 million each year.  The only component of net periodic benefit cost was interest costs for all periods presented.  The projected benefit obligation as of December 31, 2004 and 2003 totaled $1.4 million and $1.8 million, respectively.

The components of net period benefit costs are as follows:

For the years ended December 31,
(in millions)	2004	2003	2002
Service cost	$—	$—	$—
Interest cost	0.1	0.1	0.1
Curtailment loss	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.1

A59

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31 (in millions)	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$1.8	$1.5
Interest cost	0.1	0.1
Plan Amendments	(0.3)	—
Benefits paid	—	(0.1)
Actuarial (gain) or loss	(0.2)	0.3
Benefit obligation at end of year	$1.4	$1.8

Reconciliation of Funded Status
Funded status	$(1.4)	$(1.8)
Unrecognized actuarial loss	0.4	0.6
Unrecognized prior service cost	(0.3)	—
Postretirement benefit obligation	$(1.3)	$(1.2)

Weighted-Average Assumptions
Discount rate	6.0%	6.0%

16.         Stockholders’ Equity

Common Stock:

The stockholders of the Company at December 31:

	2004		2003
	Shares	Percent of Total Number of Shares	Shares	Percent of Total Number of Shares
Class A Common Shares:
SPHC II Incorporated (a subsidiary of Grupo Mexico)	43,348,949	54.2%	43,348,949	54.2%
Cerro Trading Company, Inc.	9,498,088	11.9	11,378,088	14.2
SPC Investors L.L.C.	1,880,000	2.3	—	—
Phelps Dodge Overseas Capital Corporation	8,963,796	11.2	11,173,796	14.0
Climax Molybdenum B.V.	2,210,000	2.8	—	—
Total Class A	65,900,833	82.4	65,900,833	82.4
Common Shares Outstanding	14,116,952	17.6	14,113,052	17.6
Total	80,017,785	100.0%	80,013,885	100.0%

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

A60

10 years from the date of grant.

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock.  At December 31, 2004 and 2003, 645,060 shares are available for future grants under this plan.  There were no outstanding stock options under this plan at December 31, 2004.

The Directors’ Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter.  Under the directors’ plan, 100,000 shares have been reserved for awards.  At December 31, 2004, 28,600 shares have been awarded under this plan.

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

Stock option activity over the past three years under the Stock Incentive Plan was:

	Number of Shares	Weighted Average Price	Option Price (Range Per Share)
Outstanding at January 1, 2002	154,230	$15.24	$8.78 to 17.06
Granted	—
Exercised	(8,430)	11.18	8.78 to 12.78
Cancelled or expired
Outstanding at January 1, 2002	145,800	15.47	8.78 to 17.06
Granted	—
Exercised	(23,700)	15.15	8.78 to 16.25
Cancelled or expired	—
Outstanding at December 31,2003	122,100	15.54	8.78 to 17.06
Granted	—
Exercised	(700)	14.27	12.78 to 16.25
Cancelled or expired	(121,400)	15.55	8.78 to 17.06
Outstanding and exercisable At December 31, 2004	—

17.         Related Party Transactions

Grupo Mexico, the majority (54.2%) indirect stockholder of the Company and its affiliates, provide various support services to the Company.  In 2004, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative support services.  Grupo Mexico is reimbursed for these support services.  The total amount paid by the Company to Grupo Mexico for such services in 2004, 2003 and 2002 was $7.0 million for each year.

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

Subsidiary companies of Grupo Mexico purchased $3.4 million and $7.1 million of copper products from SPCC in 2003 and 2002, respectively.  There were no purchases in 2004.

A61

Sociedad Minera Cerro Verde S.A., an affiliate of Phelps Dodge and Phelps Dodge Corporation, affiliated companies of a shareholder of SPCC, purchased $3.7 million, $1.9 million and $2.1 million of acid products from the Company in 2004, 2003 and 2002, respectively.

Cerro Wire and Cable Co. (“Cerro”) and other affiliated companies of The Marmon Group, Inc., an affiliated company of one of the shareholders of SPCC, purchased $70.2 million of copper products from the Company in 2004.  There were no purchases by Cerro in 2003 and 2002.

In 2003, the Company purchased from ASARCO Incorporated (“ASARCO”), a former shareholder of the Company and a subsidiary of Grupo Mexico, used mining equipment.  In compliance with Peruvian regulations related to used vehicles and mining equipment, the trucks and mining equipment were independently appraised at fair market value at the time of purchase for $10 million.  Additionally in 2003, the Company purchased from ASARCO mineral exploration properties in Chile, at a cost of $3.7 million.  The Company used an independent appraisal firm to determine the purchase price.

On January 15, 2004, the Company entered into a tolling agreement with ASARCO. Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”) commenced delivering to Asarco, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company is selling to customers in the United States.  The Company delivered 77,000 tons of copper during 2004, to the Asarco refinery.  During 2004, SPL sold $219.5 million of copper rods at market, of which $ 70.2 million of sales to Marmon Group – Cerro Wire were recorded as sales to stockholders and affiliates in the consolidated statement of earnings. At December 31, 2004 there was a total of $ 9.3 million in related party accounts receivable of which $8.5 million related to SPL’s sales to an affiliate, The Marmon Group – Cerro Wire and $0.8 million related to sales by the Company to other related entities.  The Company pays ASARCO a tolling charge upon its receipt of copper.  Tolling charges from ASARCO were $3.8 million in 2004 and are included in cost of sales on the Consolidated Statement of Earnings.

The Company contracted an aggregate of approximately $ 3.2 million, $1.2 million and $1.7 million in 2004, 2003 and 2002, respectively, for shipping services to and from Peru by Compañía Sud-Americana de Vapores S.A. (“CSAV”), and a subsidiary company.  CSAV is a company indirectly controlled by Quemchi, S.A. and Mr. Jaime Claro, a director of SPCC during 2002, 2003 and the first-half of 2004, is Chairman of Quemchi S.A.

The Company purchased $0.4 million, $1.4 million and $0.7 million in 2004, 2003 and 2002, respectively, of industrial materials from Higher Technology Solutions S.A. (“Higher Tec”), a Peruvian corporation and a related company.  Mr. Carlos Gonzalez, a son of SPCC’s President and Chief Executive Officer, is an investor in Higher Tec and the owner of the related company.  Additionally, in 2004 the Company purchased $1.1 million and $0.7 million of industrial material from Higher Technology S.A.C. and Servicios y Fabricaciones Mecánicas S.A.C., respectively.  Mr. Carlos Gonzalez is the principal owner of these companies.  In addition, the Company purchased $0.4 million, $0.2 million and $0.1 million, in 2004, 2003 and 2002, respectively, of industrial materials from Société Française des Bandes Transporteuses, a French corporation.  Mr. Alejandro Gonzalez, a son of SPCC’s President and Chief Executive Officer, is a sales representative with this company.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

18.         Concentration of Risk

The Company operates two copper mines; a smelter and two refineries in Peru and substantially all of its assets are located there.  There can be no assurances that the

A62

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

The Company invests or maintains available cash with various high-quality banks, principally in the U.S., Europe and Peru, or in commercial paper of highly rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2004, the Company had invested 48.45% of its cash equivalents and marketable securities with Peruvian banks, out of which 34.09% was invested with one institution.

During the normal course of business, the Company provides credit to its customers.  Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The largest ten trade receivable balances accounted for 74.2% and 66.9% of the trade accounts receivable at December 31, 2004 and 2003, respectively, of which one customer represented 22.4% and 10.4% at December 31, 2004 and 2003, respectively.

19.         Commitments and Contingencies

In June 2004, the Peruvian Congress enacted legislation imposing a royalty tax on the mining industry, regulations for the new law were published in the fourth quarter of 2004 and further in January 2005.  The Company has filed suit in the civil court of Lima, to protest that this law is unconstitutional.  The Company, however, has made a provision of $17.6 million in 2004 for this new tax.  This provision is included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the Company’s Statement of earnings and covers the period the law was in effect.

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

Environmental:

The Company’s activities are subject to Peruvian laws and regulations.  The Peruvian Government, through its Ministry of Energy and Mines (MEM), conducts seven annual audits of SPCC’s mining and metallurgical operations.  Through these environmental audits, all matters related to environmental commitments, compliance with legal requirements, as well as atmospheric emissions and effluent monitoring are reviewed.  The Ilo operations (smelter and refinery) are audited three times a year and the operations at the Toquepala and Cuajone mines, are audited twice a year.  The Company has not incurred any material non-compliance to environmental laws and regulations.

A63

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

By the end of 2004, thirty-one of such projects were already completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all belong to the Ilo smelter operations.  The primary areas of environmental concern are: (1) Smelter reverberatory slag eroded from the slag deposits up until 1994, and (2) atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007.

With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor/Xstrata.  The selected proposal meets with SPCC’s requirements, which are the use of proven technology (the ISASMELT from Australia) and comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA.  This represents the biggest outstanding capital investment project for SPCC.  The cost of the project was previously estimated to exceed $600 million.  The new estimated cost of this project is $500 million including $154 million expended through 2004.  This new budget is approximately $89 million higher than the estimate reported at December 31, 2003, as it incorporates increases for additional equipment, expenses and capitalization of finance costs.  Beginning in 1995, and continuing while this project is under construction, SPCC established an emissions curtailment program that has allowed SPCC to comply with the annual SO2 air quality standard (established by the MEM in 1996) in the populated areas of the city of Ilo, and has been able to reduced violations to the 24-hr air quality standard for the year 2004 to four episodes.

Two major remediation projects were identified in the PAMA.  One related to the old tailings conveyance and disposal sites, and the other, to the Smelter reverberatory slag mentioned above.  Environmental commitments regarding the tailings remediation have been fulfilled, and the slag program has an 88% completion, as reported by the government auditors.   In the foreseeable future, the only reclamation/remediation plans concurrent with operations are the ones already included in the PAMA.

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  On March 14, 2004, the Peruvian Ministry of Energy and Mines (MEM) published proposed regulations for this law.  The law was amended on May 28, 2004.  The amended law, as published, announced a requirement for existing mining operations to present to the MEM a Mine Closure Plan, within one year, or before October 15, 2004.  Since the regulations have not been approved, on October 15, 2004, SPCC submitted to MEM a notice stating that based on current legislation the Company was unable to make a reasonable estimate of its closure obligation.  It is expected that final regulations detailing requirements will be published in 2005, and the Company will be required to submit its Mine Closure Plan thereafter.  The law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law when in force will increase its asset retirement obligations and require future expenditures and amortizations over the life of the mine to satisfy its requirements.  The liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the generalities of this law.  The Company is studying the impact

A64

this law will have on its results, but currently cannot reasonably estimate the effect until final regulations are published.

Environmental capital expenditures for the period 2000-2004 exceeded $81 million.  The Company foresees significant environmental capital expenditures in 2005.  Approximately $171 million has been budgeted for the smelter project in 2005.

Litigation:

1)              Garcia-Ataucuri and others vs. SPCC:      In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of 38,763,806.80 “labor shares” to be issued in proportional way to each in accordance with their time of work with SPCC, plus dividends.  SPCC conducts its operations in Peru through a registered Branch. Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares. The investment share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. We assert that the claims are meritless and that the investment shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system. We do not believe that an unfavorable outcome is reasonably possible. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%. This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise. What remains of the equity participation is now included in the balance sheet caption “Minority interest.”  Under the law, the equity participation was delivered to the “Mining Community”, an organization representing all workers in the mining industry. The cash portion was distributed to the workers after the close of the year. The accrual for this participation was (and continues to be) a current liability of the Company, until paid. In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares. These labor shares represented an equity interest in the enterprise. In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or former employees. The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year. Effective in 1992, the law was amended to its present status. The workers participation in pre-tax profits was set at 8%, with 100% payable in cash. The equity participation component was eliminated from the law. In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law. Approximately 80.8% of the labor shares issued were exchanged for SPCC common shares, greatly reducing the Minority interest on the Company’s balance sheet. Since 1995, the Company has periodically purchased labor/investment shares on the open market. In 1998, labor shares were renamed “investment shares.” At December 31, 2003, the investment share interest in the Company’s Peruvian Branch amounted to 0.72%.

As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number “labor shares” (now referred as “investment shares”) of its Peruvian Branch plus dividends on such shares. This amount corresponds to the total number of labor shares for the full SPCC workers, and the complaint is seeking to have such shares issued to the plaintiffs in proportional way to each in accordance with their time of work with SPCC, plus dividends on such shares.  In December 1999, a civil court of the first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil

A65

courts lacked jurisdiction and that the matter had to be decided by a labor court. The Company has not made a provision for this lawsuit because it believes that it has meritorious defenses to the claims asserted in the complaint.

The lawsuit was dismissed in January 2005.  The plaintiffs may appeal before the Peruvian Supreme Court.

2)              In August 2002, the Company was notified that approximately 3,000 additional former employees had filed a lawsuit before a labor court in Lima, for unspecified amounts, seeking the delivery of a substantial number of investment shares.  The labor court dismissed the complaint due to procedural defects.  On appeal by the plaintiffs, the Superior Court of Lima allowed the claims to proceed and remanded the case to the lower court for further proceedings.  In April 2003, the lower court dismissed the case due to procedural defects.

Upon appeal by the plaintiffs on November 5, 2004 the Superior Court affirmed the lower court’s decision dismissing the lawsuit.

3)              On January 2005, the first circuit Judge accepted an Injunction Procedure (Acción de Amparo) initiated by the company, to obtain relief from the obligations created by law # 28258 of June 2004.  This law had created a “mining royalty” to be paid by mining companies, as compensation for the exploitation of the metal and non metal mineral reserves belonging to the country.  Mining companies consider that this law is unconstitutional and have initiated a series of lawsuits, challenging the validity of the same and therefore opposed the payment of the royalties.

Class Action

Three purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera México, S.A. de C.V. (the “Transaction”). On January 31, 2005, the three actions–Lemon Bay, LLP v. Americas Mining Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation, et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N–were consolidated into one action titled, In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. C.A. No. 961-N and the complaint filed in Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company’s common stockholders.

The consolidated complaint alleges, among other things, that the Transaction is the result of breaches of fiduciary duties by the Company’s directors and is not entirely fair to the Company and its minority stockholders. The consolidated complaint seeks, among other things, a preliminarily and permanent injunction to enjoin the Transaction, the award of damages to the class, the award of damages to the Company and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs. The Company believes that this lawsuit is without merit and intends to vigorously defend against this action.

It is the opinion of management that the outcome of the aforementioned legal proceedings and tax contingencies mentioned in Note 4, as well as other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

A66

20.         Quarterly data (Unaudited)

Quarters

(in millions, except per share data)

	2004					2003
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Net sales	$274.1	$389.0	$428.1	$624.7	$1,715.9	$174.8	$168.4	$209.5	$245.7	$798.4
Operating Income	$137.0	$191.5	$211.7	$386.9	$927.1	$34.7	$37.9	$59.2	$85.0	$216.8

Earnings before cumulative effect of change in accounting principle	$86.8	$120.9	$131.9	$257.2	$596.8	$19.9	$21.6	$36.1	$43.2	$120.8

Net earnings per share:
Basic and diluted	$1.08	$1.51	$1.65	$3.22	$7.46	$0.25	$0.27	$0.45	$0.54	$1.51

Dividend per share	$0.27	$0.54	$0.76	$0.82	$2.39	$0.09	$0.11	$0.14	$0.23	$0.57

A67

Report of Independent Registered Public Accounting Firm

Mexico, D.F. March 4, 2005

To the Board of Directors and Shareholders of Southern Peru Copper Corporation:

We have completed an integrated audit of Southern Peru Copper Corporation and its subsidiaries 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Southern Peru Copper Corporation and its subsidiaries at December 31, 2004 and 2003, and results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material

A68

respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers

A69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Southern Peru Copper Corporation:

We have audited the accompanying consolidated statements of earnings, stockholders’ equity, and cash flows of Southern Peru Copper Corporation and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Southern Peru Copper Corporation and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York

January 30, 2003

A70

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9.A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2004 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9.B.  Other Information

None

A71

PART III

Items 10, 11, 12, 13, and 14

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages A-17 to A-18.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 28, 2005 or will be provided by amendment to this Form 10-K, also to be filed no later than April 28, 2005.

The information contained in such definitive proxy statement is incorporated herein by reference.

A72

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) The following documents are filed as part of this report:

1.     Financial Statements

The following financial statements of Southern Peru Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Consolidated Statement of Earnings for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheet at December 31, 2004 and 2003

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements

Reports of Registered Public Accounting firms

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

A73

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

10.9

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Peru Copper Corporation, SPCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera México S.A. de C.V.

14	Code of Ethics adopted by the Board of Directors on May 8, 2003

21.1	Subsidiaries of the Company

23.1	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers)

23.2	Consent of Independent Accountants Deloitte & Touche LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release Nos. 33-8328

The exhibits listed as 10.4 through 10.8 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

A74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused his Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

By: /s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: March 15, 2005

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota Velasco	Chairman of the Board,
German Larrea Mota-Velasco	and Director

/s/ Oscar Gonzalez Rocha	President and Chief Executive Officer
Oscar González Rocha

/s/ J. Eduardo Gonzalez	Vice President, Finance and
J. Eduardo Gonzalez	Director (principal financial officer)

/s/ Ernesto Duran Trinidad	Comptroller (principal accounting officer)
Ernesto Duran Trinidad

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Genaro Larrea Mota-Velasco
German Larrea Mota-Velasco	Genaro Larrea Mota-Velasco

/s/ Emilio Carrillo Gamboa	/s/ Armando Ortega Gomez
Emilio Carrillo Gamboa	Armando Ortega Gomez

/s/ Jaime Collazo Gonzalez	/s/ L. Miguel Palomino Bonilla
Jaime Collazo Gonzalez	L. Miguel Palomino Bonilla

/s/ Xavier Garcia de Quevedo	/s/ Gilberto Perezalonso Cifuentes
Javier Garcia de Quevedo	Gilberto Perezalonso Cifuentes

/s/ J. Eduardo Gonzalez	/s/ Juan Rebolledo Gout
J. Eduardo Gonzalez	Juan Rebolledo Gout

/s/ Oscar Gonzalez Rocha	/s/ Carlos Ruiz Sacristan
Oscar Gonzalez Rocha	Carlos Ruiz Sacristan

/s/ Harold S. Handelsman
Harold S. Handelsman

Date:  March 15, 2005

A75

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

3.7

Certificate of Ownership and Merger merging Southern Peru Limited into Southern Peru Copper Corporation filed December 31, 1998 (Filed as Exhibit 3.7 to the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference)

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

B1

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

10.7

Deferred Fee Plan for Directors, as amended and restated as of November 4, 1999 (Filed as Exhibit 10.7 to the Company’s 1999 Annual Report on Form 10-K and incorporated herein by reference). The plan was terminated effective July 2003

10.8

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

10.9

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Peru Copper Corporation, SPCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera México S.A. de C.V. (Filed as an Exhibit to Form 8-K filed on October 22, 2004 and incorporated herein by reference)

14.	Code of Ethics adopted by the Board of Directors on May 8, 2003 (Filed as Exhibit 14 to the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference)

21.1	Subsidiaries of the Company

23.1	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers)

23.2	Consent of Independent Accountants Deloitte & Touche LLP

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238

B2