Form 10-Q
period 2005-03-31
SOUTHERN PERU COPPER CORP/
filed 2005-05-10
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2005

First Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 977-6595

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

Yes ☒ No ☐

As of April 30, 2005 there were outstanding 81,324,592 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share. There were also outstanding 65,900,833 shares of Southern Peru Copper Corporation Class A common stock, par value $0.01 per share.

Southern Peru Copper Corporation

and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1. Financial Statement

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except for per share amounts)

Net sales:
Non affiliates	$476,332	$262,775
Affiliates	10,923	11,291
Total net sales	487,255	274,066

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	172,345	108,796
Selling, general and administrative expenses	8,509	7,080
Depreciation, amortization and depletion	18,583	18,994
Exploration	3,012	2,175
Total operating costs and expenses	202,449	137,045

Operating income	284,806	137,021

Interest expense	(6,142)	(4,491)
Interest capitalized	2,269	1,337
Loss on derivative instruments	(5,962)	—
Other income (expense)	(2,247)	(178)
Interest income	4,050	1,079

Earnings before income taxes and minority interest	276,774	134,768

Income taxes	91,467	47,168

Minority interest	1,425	790

Net earnings	$183,882	$86,810

Per common share amounts:
Net earnings - basic and diluted	$2.30	$1.09
Dividends paid	$1.25	$0.27

Weighted average common shares outstanding (Basic)	80,018	80,014
Weighted average common shares outstanding (Diluted)	80,018	80,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2005	December 31, 2004
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$722,237	$546,029
Marketable securities	—	45,267
Accounts receivable, net	226,314	308,031
Inventories	108,962	96,940
Other current assets, net	14,062	17,286
Total current assets	1,071,575	1,013,553

Property, net	1,249,374	1,217,479
Capitalized mine stripping costs, net	253,710	244,013
Intangible assets, net	105,743	106,454
Other assets, net	16,213	15,631
Total assets	$2,696,615	$2,597,130

LIABILITIES
Current liabilities:
Current portion of long-term debt	$40,000	$32,314
Accounts payable	109,860	100,708
Accrued income taxes	302,212	240,565
Accrued liabilities	45,356	87,860
Total current liabilities	497,428	461,447

Long-term debt	250,000	256,729
Deferred income taxes	106,498	116,277
Other liabilities	20,243	24,851
Asset retirement obligation	5,736	5,643
Total non-current liabilities	382,477	403,500

MINORITY INTEREST	11,929	11,284

STOCKHOLDERS’ EQUITY
Common stock	261,958	261,958
Retained earnings	1,542,823	1,458,941
Total Stockholders’ Equity	1,804,781	1,720,899

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,696,615	$2,597,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)

OPERATING ACTIVITIES
Net earnings	$183,882	$86,810
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	18,583	18,994
Remeasurement loss	1,665	9
Capitalized mine stripping	(10,782)	(6,583)
(Benefit) provision for deferred income taxes	(9,779)	2,209
Loss on derivative instruments	5,962	—
Write-off of debt issuance costs	2,153	—
Minority interest	1,425	790
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	81,483	(56,863)
Inventories	(12,022)	(25,505)
Accounts payable and accrued liabilities	22,826	19,736
Other operating assets and liabilities	(637)	1,034
Net cash provided from operating activities	284,759	40,631

INVESTING ACTIVITIES
Capital expenditures	(50,424)	(33,628)
Sale and maturity of marketable securities	45,267	—
Net cash used for investing activities	(5,157)	(33,628)

FINANCING ACTIVITIES
Debt incurred	170,000	—
Debt repaid	(169,043)	—
Escrow deposits on long-term loans	—	(5,000)
Dividends paid to common stockholders	(100,000)	(21,605)
Distributions to minority interest	(780)	(168)
Treasury stock transaction	—	14
Purchase of investment shares	—	(19)
Net cash used for financing activities	(99,823)	(26,778)

Effect of exchange rate changes on cash and cash equivalents	(3,571)	337

Increase (decrease) in cash and cash equivalents	176,208	(19,438)
Cash and cash equivalents, at beginning of period	546,029	295,472

Cash and cash equivalents, at end of period	$722,237	$276,034

Supplemental disclosure of cash flow information: Cash paid during the period for:
Interest	$7,264	$3,698
Income taxes	$115,013	$47,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Peru Copper Corporation

and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Certain reclassifications have been made in the financial statements from amounts previously reported. The condensed financial statements for the three months period ended March 31, 2005 and 2004 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors whose report dated April 20, 2005, is presented on page 24. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 annual report on Form 10-K.

B.             Purchase of Minera Mexico Mining Shares:

On April 1, 2005, the Company acquired Minera México S.A. de C.V. (“MM”) from Americas Mining Corporation, or AMC, a subsidiary of Grupo México S.A. de C.V., the controlling stockholder of the Company. Minera México is the largest mining company in Mexico and the eleventh largest copper producer in the world on a stand-alone basis. On April 1, 2005, the Company exchanged 67,207,640 newly-issued shares of its common stock for the outstanding shares of MM’s direct majority stockholder, and MM became a 99%-owned subsidiary of the Company. As a part of this transaction, on March 1, 2005, the Company paid a special transaction dividend in the aggregate amount of $100 million to all of its stockholders. Upon completion of the merger, Grupo México increased its indirect beneficial ownership of the Company’s capital stock from approximately 54.2% to approximately 75.1%. The Company is now in the process of integrating the two companies that had previously been affiliated but operated independently. The first quarter 2005 financial statements included in this report reflect the results of SPCC at and for the three months ended March 31, 2005, prior to the acquisition of MM on April 1, 2005.

The transaction will be accounted for in a manner similar to a pooling of interests, since it involves the combination of entities under common control. Accordingly, all of MM’s historical assets and liabilities will be combined with SPCC at historical cost. The difference in the value of the new shares issued will be recognized in equity.

As of March 31, 2005, SPCC entered into a Registration Rights Agreement with certain Class A shareholders, and on April 29, 2005 the Company filed a shelf registration statement with the Securities and Exchange Commission covering the sale of SPCC stock by said shareholders.

C.             Inventories were as follows:

(In millions)

	March 31, 2005	December 31, 2004
Metals at lower of average cost or market:
Finished goods	$2.1	$3.6
Work-in-process	66.4	52.7
Supplies at average cost	40.5	40.6
Total inventories	$109.0	$96.9

D.            At March 31, 2005, the Company has recorded provisionally priced sales of 77.5 million pounds of copper, at an average forward price of $1.54 per pound. Also, the Company has recorded provisionally priced sales of 6.6 million pounds of molybdenum at the quarter-end market price of $34.35 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the second quarter of 2005.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2005:

Copper (million lbs.)	Priced at	Month of Settlement

50.3	$1.55121	Apr. 2005
18.3	1.52816	May 2005
3.8	1.50593	Jun. 2005
5.1	1.48189	Jul. 2005
77.5	$1.53902

Molybdenum (million lbs.)	Priced at	Month of Settlement

1.6	$34.35	Apr. 2005
3.2	34.35	May 2005
1.6	34.35	Jun. 2005
0.2	34.35	Jul. 2005
6.6	$34.35

Provisional sales price adjustments included in account receivable and net sales were as follows at March 31 (in millions):

	2005	2004
Copper	$8.0	$14.3
Molybdenum	26.0	18.1
Total	$34.0	$32.4

Management believes that the final pricing of these sales will not have a material effect on the Company's financial position or results of operations

E.   Derivative Instruments:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices and interest rate risk exposure. The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk. Although these derivative instruments are used as economic hedges, such transactions are currently recorded at fair value within the balance sheet with related gains and losses recorded in earnings, as they do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivatives”.

Copper swaps:

In the first quarter of 2005, the Company entered into copper swap contracts to protect a portion of its 2005 copper production for future sales at a fixed copper price. The Company recorded a loss of $1.0 million related to the completion of a copper swap contract in the first quarter. In addition, the Company recorded a loss of $4.9 million related to the loss in fair value of copper swaps held at March 31, 2005. These losses are recorded as non-operating items on the Condensed Consolidated Statement of Earnings. Copper swaps in place at March 31, 2005 are as follows:

Pounds (in millions)	Period	Copper swap Price (1)	% of Estimated Production

133.4	April 2005	$1.5085	116	%(2)
132.3	May 2005	$1.5100	105	%(2)
29.8	June 2005	$1.5050	25	%(2)

(1)                                  SPCC will receive (pay) if the actual average copper price for period is under (over) swap price on quantity hedged. April swap is based on both COMEX and LME exchanges, 6.6 million pounds COMEX and 60.1 million pounds LME. May and June are based on LME averages.

(2)                            April, May and June 2005 estimated production includes both SPCC and MM.

Interest rate swaps:

As of October 29, 2004, MM and Citibank-Banamex entered into an interest rate swap agreement for a notional principal amount of $600 million. Under this agreement, MM agreed to pay Banamex a fixed rate equivalent to 3.49% and, in exchange, Banamex agreed to pay a variable rate equivalent to 3-month LIBOR. Payments under the interest rate swap are scheduled to match the interest payment dates of the $600 million credit facility.

On April 1, 2005, MM assigned the Company participation in its interest rate swap for $120 million.

The fair value of the interest rate swaps used to hedge the interest rate risk was calculated based on discounted expected future cash flows of interest to be received and paid.

F.              Ore Reserves:

For purposes of calculating financial statements results, the Company calculates its ore reserves using a copper price based on the three-year copper price according to COMEX. Accordingly, for the year 2005 the Company is using $0.939 per pound copper price and used $0.751 in 2004 for financial statement purposes. The Company uses these ore reserves estimates in determining the amount of mine stripping capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets.

The Company uses a copper price of $0.90 per pound for planning purposes and managing its operations. These ore reserves are reported to governmental authorities in Peru on an annual basis and are reported annually in the Company’s annual report on Form 10-K along with ore reserves calculated using the three-year copper price.

G.             Taxes on Income:

The Company is regularly audited by the federal, state and foreign tax authorities both in the United States and internationally. These audits can result in proposed assessments. In 2002, the Internal Revenue Service (IRS) has issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996. In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest. Generally, the years 1994 through 1996 are now closed to further adjustment.

The IRS is now completing its field audit of the tax years 2000 through 2002 and had previously completed the field audit work for 1997 through 1999. During the audit of the tax years 1997 through 1999, the IRS questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment. In the fourth quarter of 2003, the Company and the IRS had jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute. The years 1997 through 2002 will remain open until the inventory value and all outstanding issues are resolved. The Company believes that the positions that it is reporting to the IRS are correct and appropriate. The Company believes that it has substantial defenses to the IRS assessments and that adequate provisions have been made so that resolution of any issues raised by the IRS will not have an adverse effect on its financial condition or results of operations. Significant management judgment is required in determining the provision for tax contingencies. The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel. The Company does not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued therefore.

In December 2004 and January 2005, the Company received assessments and penalties from the Peruvian Tax Administration (“SUNAT”) for the fiscal years 2000 and 2001, in which certain deductions taken by the Company were disallowed. SUNAT has objected to the Company’s method of deducting vacation pay accruals in 2000, a deduction in 2000 for a fixed asset write-off, as well as certain other deductions in both years. The Company has appealed these assessments and resolution is still pending.

In prior years, the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed. SUNAT has challenged the Company’s depreciation method and deduction of other expenses related to charges incurred outside of Peru from 1996 through 1999, and the deduction of certain exchange differences and interest expenses from 1997 through 1999. The Company appealed these assessments and resolution is still pending.

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

With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003. This deposit is recorded in other assets on the condensed consolidated balance sheet. The Peruvian tax court denied the Company’s appeal in February 2004. Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru, which is the final level of the judicial courts. The Company was not required to issue a deposit for appeal of assessments and rulings with respect to any other years. With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null. According to this tax court resolution, SUNAT issued a new penalty in December 2003. This penalty and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT. The Company continues to appeal SUNAT’s assessment of all penalties and interest related to the disallowance of the above-mentioned items for fiscal years 1997 through 1999. The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997, was denied. In this regard, in May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court seeking the reversal of the ruling of the tax court. The tax court has not ruled on the interest deductions for 1998 or 1999. The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, or 1999, nor has the Company recorded any expense associated with the assessments for the years 2000 and 2001.

H.            Debt and Credit Facilities:

In January 2005, SPCC signed a $200 million credit facility with a group of banks led by Citibank, N.A. In the first quarter of 2005, proceeds of this credit facility were used to prepay $170 million of the bonds issued under SPCC’s Peruvian bond program. In April 2005 an additional drawdown of $30 million was used to prepay the remaining outstanding bonds. The new facility has a five-year term with an interest rate of LIBOR plus 1.25% for the first year, increasing by 0.125% each ensuing year. The Company capitalized $2.1 million of costs associated with this facility. The new $200 million credit facility contains financial covenants that require the Company to maintain a net worth equal to or greater than that at December 31, 2003, and to maintain a ratio of EBITDA to gross interest, as defined, of more than 3.0 to 1.0 and a leverage ratio of no greater than 2.5 to 1.0. Amortization of the loan principal begins in the third year. The Company paid a prepayment penalty of 1%, or $1.7 million, to the Peruvian bondholders. This penalty is included in other income (expense) on the Company’s Condensed Consolidated Statement of Earnings. Additionally, the Company wrote off $2.2 million of previously capitalized bond issuance cost.

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

I.                 Related Party Transaction:

On January 15, 2004, the Company entered into a tolling agreement with ASARCO, LLC (“ASARCO”), a former shareholder of the Company and a subsidiary of Grupo Mexico. Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to ASARCO, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company is selling to customers in the United States. The Company is obligated to deliver 60,000 tons of copper to the ASARCO refinery in 2005 under the agreement. Deliveries to the ASARCO refinery, which are made on a monthly basis, amounted to approximately 16,000 tons in the first quarter of 2005. This resulted in $10.2 million of sales recorded as sales to affiliates. At March 31, 2005 there was a total of $9.0 million in related party accounts receivable, which related to SPL’s sales to an affiliate. The Company pays ASARCO a tolling charge upon its receipt of copper rods. These charges are based on competitive market terms.

J.                Commitments and Contingencies:

Royalty Charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located. In November 2004, more than 5,000 Peruvian citizens filed a request to the Peruvian Constitutional Tribunal to have the law declared unconstitutional. However, in April 2005, the Constitutional Tribunal ruled the royalty law to be constitutional and therefore applicable to mining activities in Peru. Although the Company filed a suit in the Lima Civil Court to protest the law as unconstitutional, after the Constitutional Tribunal’s resolution it is unlikely that the Company’s suit will be successful. Under the new law, the Company is subject to a 1% to 3% royalty charge, based on sales, applicable to the value of the concentrates produced in the Toquepala and Cuajone mines. The Company made a provision of $17.6 million in 2004 for this new royalty charge, which went into effect as of June 25, 2004. This provision was included in cost of sales (exclusive of depreciation, amortization and depletion) on the Company’s consolidated statement of earnings.

In addition, the Constitutional Tribunal stated that this charge applied to all concessions held in the mining industry, implying that those entities with stability contracts are subject to this charge. The Company believes that this interpretation is incorrect and intends to protest the imposition of the royalty charge on its SX/EW production, which is operating under a tax stability agreement (“Guaranty and Promotional Measures for Investment Contract”). The Company has recorded in 2004 and the first quarter of 2005 provisions of $17.6 million and $6.9 million, respectively, included in cost of sales on the consolidated statement of earnings, which does not include approximately $3.0 million of additional potential liability relating to its SX/EW production as of March 31, 2005.

Power purchase agreement:

In 1997, the Company sold its Ilo power plant to an independent power company, Enersur S.A., for $33.6 million. In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase all of its power needs for its Peruvian operations from Enersur S.A. for twenty years commencing in 1997.

The Company agreed to amend its power purchase agreement in June 2003, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement. The Company made a one-time contractual payment of $4.0 million to Enersur S.A. under terms of the new agreement. The new agreement releases Enersur S.A. from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization. SPCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

Environmental matters:

Some of the Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through its Ministerio de Energía y Minas (the Ministry of Energy and Mines, or MEM) conducts certain annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions and effluent monitoring are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

In accordance with Peruvian regulations, in 1996 SPCC submitted its Programa de Adecuación y Manejo Ambiental (the Environmental Compliance and Management Program, known by its Spanish acronym, PAMA) to the MEM. A third-party environmental audit was conducted in order to elaborate the PAMA. The PAMA applied to all current operations that did not have an approved environmental impact study at the time. SPCC’s PAMA was approved in January 1997 and contains 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that are no longer active and need to be reclaimed or remediated. By the end of 2004, 31 of these projects were completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala. The three pending PAMA projects all relate to the Ilo smelter operations. The primary areas of environmental concern are the smelter reverberatory slag eroded from slag deposits up until 1994, and atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007. With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007. In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holdings Limited). The Company believes that the selected proposal complies with the current environmental regulations. This project is the Company’s largest short-term capital investment project and is estimated at $500 million, including $185 million expended through March 31, 2005. Beginning in 1995 and continuing while this project is under construction, the Company has established an emissions curtailment program that has allowed the Company to comply with the annual sulfur dioxide air quality standard (established by the MEM in 1996)in the populated areas of the city of Ilo.

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry. On March 14, 2004, MEM published proposed regulations for this law. The law was amended on May 28, 2004 but the regulations have not been finalized. The amended law requires existing mining operations to present a Mine Closure Plan to the MEM within one year or before October 15, 2004. Since the regulations have not been approved, on October 15, 2004 the Company submitted a notice to the MEM stating that based on current legislation it was unable to make a reasonable estimate of its closure obligation. It is expected that final regulations detailing requirements of the law will be published in 2005, and the Company will be required to submit the Mine Closure Plan thereafter. The law requires companies to provide financial guarantees to insure that remediation programs are completed. The Company anticipates that this law, when in force, will increase its asset retirement obligations and require future expenditures and amortizations over the life of the mine to satisfy its requirements. The Company believes the liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the proposed generalities of this law. The Company is studying the impact this law will have on its results, but currently cannot reasonably estimate the effect until final regulations are published.

Environmental capital expenditures for the period 2000-2004 exceeded $81 million. The Company foresees significant environmental capital expenditures in 2005. During the first quarter of 2005, $31 million of environmental capital expenditures were made on the smelter project, out of the 2005 budget for environmental capital expenditures of $171 million.

Litigation:

1.               Garcia-Ataucuri and others vs. SPCC: In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of 38,763,806.80 “labor shares” to be issued in a proportional way to each in accordance with their time of work with SPCC, plus dividends. SPCC conducts its operations in Peru through a registered Branch. Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares. The labor shares litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. We assert that the claims are meritless and that the labor shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system. We do not believe that an unfavorable outcome is reasonably possible. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%. This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise. What remains of the equity participation is now included in the balance sheet caption “Minority interest.” Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers. The cash portion was distributed to the workers after the close of the year. The accrual for this participation was (and continues to be) a current liability of the Company, until paid. In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares. These labor shares represented an equity interest in the enterprise. In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or former employees. The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year. Effective in 1992, the law was amended to its present status. The workers participation in pre-tax profits was set at 8%, with 100% payable in cash. The equity participation component was eliminated from the law. In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law. Approximately 80.8% of the labor shares issued was exchanged for SPCC common shares, greatly reducing the Minority interest on the Company’s balance sheet. Since 1995, the Company has periodically purchased labor shares on the open market. In 1998, labor shares were renamed “investment shares.” At March 31, 2005, the investment share interest in the Company’s Peruvian Branch amounted to 0.71%.

As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of “labor shares” (now referred to as “investment shares”) of its Peruvian Branch plus dividends on such shares. This amount corresponds to the total number of labor shares for the full SPCC workers, and the complaint is seeking to have such shares issued to the plaintiffs in proportional way to each in accordance with their time of work with SPCC, plus dividends on such shares. In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The lawsuit was dismissed by the Lower Court in January 2005. The plaintiffs have appealed to the Superior Court.

The Company has not made a provision for this lawsuit because it believes that it has meritorious defenses to the claims asserted in the complaint.

2.               In August 2002, the Company was notified that approximately 3,000 additional former employees had filed a lawsuit before a labor court in Lima, for unspecified amounts, seeking the delivery of a substantial number of labor shares. The labor court dismissed the complaint due to procedural defects. On appeal by the plaintiffs, the Superior Court of Lima allowed the claims to proceed and remanded the case to the lower court for further proceedings. In April 2003, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiffs on November 5, 2004 the Superior Court affirmed the lower court’s decision dismissing the lawsuit.

Since no appeal has been filed by the plaintiffs, this case has concluded.

3.               In June 2004, the Peruvian Congress enacted Law N° 28258, creating a “royalty charge” to be paid by mining companies in favor of the regional governments and communities where mining resources are located.

The Company and other mining companies have individually challenged before lower courts the constitutionality of this law through an “injunction procedure” (Acción de Amparo). In January 2005, a civil court in Lima accepted a lawsuit initiated by the Company, challenging the constitutionality of the mining royalty law of June 2004.

As described in Note J “Commitments and Contingencies” of this document, in April 2005, the Constitutional Tribunal ruled the royalty law to be constitutional and therefore applicable to mining activities in Peru. The decision issued by the Peruvian Constitutional Tribunal cannot be appealed and must be observed by lower courts. In view of this, the Company believes that it is unlikely that the Company’s injunction procedure lawsuit will be successful.

Class Action

Three purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the merger transaction between the Company and MM,(the “Transaction”). On January 31, 2005, the three actions—Lemon Bay, LLP v. Americas Mining Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation, et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N—were consolidated into one action titled, In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. C.A. No. 961-N and the complaint filed in Lemon Bay was designated as the operative complaint in the consolidated lawsuit. The consolidated action purports to be brought on behalf of the Company’s common stockholders.

The consolidated complaint alleges, among other things, that the Transaction is the result of breaches of fiduciary duties by the Company’s directors and is not entirely fair to the Company and its minority stockholders. The consolidated complaint seeks, among other things, a preliminarily and permanent injunction to enjoin the Transaction, the award of damages to the class, the award of damages to the Company and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs. The Company believes that this lawsuit is without merit and is vigorously defending against this action.

The Company does not believe that the aforementioned legal proceedings and tax contingencies mentioned in Note G will have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

Labor matters:

In the last several years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

The Company cannot make assurances that it will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on its financial condition and results of operations.

K.            Capitalized Mine Stripping:

The Company uses the accounting policy of capitalizing mine stripping after production has commenced, during periods when waste material exceeds the life-of-mine stripping ratio. This policy is one of a number of policies that are used in the mining industry to address waste removal during operations. The policy results in the smoothing of stripping costs over the life of the mine and facilitates the matching of mine production costs over the life of the mine with mine revenues. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation included in the Company’s Form 10-K for the year ended December 31, 2004, for further information on the policy. At its March 17, 2005 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus with respect to Issue No.04-06 that stripping costs incurred during the production phase of a mine are variable production costs that should be recorded as a component of the inventory produced during the period that the stripping costs are incurred. The EITF noted that the consensus does not address the accounting for stripping costs incurred during the pre-production phase of a mine. The consensus was ratified by the FASB at its March 30, 2005 meeting and EITF Issue No.04-06 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. We are reviewing this consensus and expect to adopt a new accounting policy. The adoption of this EITF consensus would significantly change the accounting for capitalized stripping costs incurred during the production phase. At December 31, 2004, we had on our balance sheet $244.0 million of costs associated with capitalized mine striping, net, which may be impacted by this consensus. We anticipate that a significant portion of this asset may be written off and equity and net income would be reduced accordingly. In addition, future operating income could be negatively impacted to the extent that costs previously capitalized are expensed at a faster rate than we had previously amortized stripping costs.

The Company capitalized $9.7 million and $6.5 million of mine stripping cost for the quarter ended March 31, 2005 and March 31, 2004, respectively, the majority of which would have been expensed under the guidelines of new EITF.

L.              Impact of New Accounting Standards:

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, (FAS 143) “Accounting for Asset Retirement Obligations” with regard to existing uncertainties about timing and method of a liability settlement. FIN 47 requires an entity to recognize a liability if the fair value can be reasonably estimated even though the timing and method of liability settlement may be uncertain. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of FIN 47 is no later than the end of fiscal years ending after December 15, 2005. The Company is presently evaluating the impact of the new interpretation however; management does not expect that the adoption will have a material impact on the Company’s results of operations or financial position.

Part I Items 2 and 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EXECUTIVE OVERVIEW

The business of the Company is the production and sale of copper in a socially conscious manner. In the process of producing copper, a number of valuable metallurgical by products are recovered that also are sold by SPCC. The sales prices for Company products are largely determined by market forces outside of the Company’s control. Company management, therefore, focuses on cost control and production enhancement to improve profitability. The Company achieves these goals through capital spending programs, exploration efforts and cost reduction programs. This focus enables SPCC to remain profitable during periods of low copper prices and to maximize results during periods of high copper prices.

Company earnings increased to $183.9 million in the first quarter of 2005 from $86.8 million in the first quarter of 2004. The increase was principally driven by significant improvement in copper and molybdenum prices. Increased sales volume of copper and molybdenum also contributed to the improved 2005 first quarter results. SPCC’s mined copper production decreased 14.6% in the first quarter of 2005 compared to 2004. This decrease in production did not, however, result in a decrease in copper sales.

Mine copper production decreased 14.6% to 178.5 million pounds in the first quarter of 2005 compared with the first quarter of last year. This decrease of 30.5 million pounds included 7.4 million pounds from the Toquepala mine, 20.0 million pounds from the Cuajone mine and 3.1 million pounds in solvent extraction/electrowinning (SX/EW) production. The decrease in Toquepala production was a result of a lower volume of material milled and lower ore grade and the decrease in Cuajone production was a result of lower ore grade in the 2005 period. The main reason for the 3.1 million pounds decrease in SX/EW production was lower grade of PLS (pregnant leaching solution).

Subsequent to the issuance of our press release on April 21, 2005 announcing the Company’s unaudited financial results for the quarter ended March 31, 2005, the Company re-evaluated the accounting related to copper swap contracts, which it entered into in the first quarter of 2005. The Company has concluded that, although its contracts are economic hedges of its forecasted production over the next few months, the contracts did not meet the hedge documentation and effectiveness testing required by SFAS No. 133 and its interpretations. Accordingly, for the purposes of the unaudited interim financial statements included in this Form 10-Q, the Company reclassified the unrealized losses and related tax effects of outstanding contracts at March 31, 2005 from other comprehensive income to earnings for the period. Under the original accounting, these contracts would have been settled in the second quarter of 2005, and the loss would have affected earnings in periods after March 31, 2005, as the production being hedged was sold. The effect of the reclassification was to reduce earnings by approximately $3.7 million.

On April 1, 2005, the Company acquired Minera México from Americas Mining Corporation, or AMC, a subsidiary of Grupo México S.A. de C.V., the controlling stockholder of the Company. Minera México is the largest mining company in Mexico and the eleventh largest copper producer in the world on a stand-alone basis. On April 1, 2005, the Company exchanged 67,207,640 newly-issued shares of its common stock for the outstanding shares of MM’s direct majority stockholder, and MM became a 99%-owned subsidiary of the Company. As a part of this transaction, on March 1, 2005, the Company paid a special transaction dividend in the aggregate amount of US$100 million to all of its stockholders. Upon completion of the merger, Grupo México increased its direct beneficial ownership of the Company’s capital stock from approximately 54.2% to approximately 75.1%. The Company is now in the process of integrating two companies that had previously been affiliated but operated independently. The first quarter 2005 financial statements included in this report reflect the results of SPCC at March 31, 2005, prior to the acquisition of MM on April 1, 2005. Summary pro forma information of the combined company is as follows:

	First Quarter 2005
	SPCC alone	SPCC & MM
	(dollars in millions)

Sales	$487.3	$946.1
Net earnings	$183.9	$320.6
Total assets	$2,696.6	$5,373.9
Production:
Copper (000s lbs.)	178,500	356,595
Molybdenum (000s lbs.)	6,550	8,864
Silver (000s ozs.)	1,038	2,770

An overall benchmark used by the Company and a common industry metric to measure performance is its operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. A reconciliation of SPCC’s cash cost per pound to the cost of sales (including depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is also presented. Operating cash cost per pound has been defined by the Company as the total production cost, including the cost of purchased copper, freight and sales expenses, administrative expenses and treatment and refining charges less revenues from the sale of by products such as molybdenum and silver, and premiums on copper sales divided by total pounds of copper produced by SPCC. SPCC includes in its calculation of operating cash cost per pound of copper produced revenues from the sale of by products, principally molybdenum and silver. The Company includes these credits because it considers its principal business the production and sale of copper. The Company believes that it is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and SPCC’s ability to produce copper at a reasonable cost. The recent surge in the price of molybdenum, however, has had a significant effect on the Company’s traditional calculation of cash cost and its comparability between periods. Accordingly, the Company is presenting cash costs with and without the inclusion of all by products revenues. SPCC excludes from its calculation of operating cash cost depreciation, amortization and depletion, exploration, workers’ participation provisions and items of a non-recurring nature.

Depreciation, amortization and depletion are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded. Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.

The Company’s operating cash cost, as defined, for the first quarters of 2005 and 2004 were as follows:

	2005	2004
	(in cents per pound)

Cash cost per pound of copper produced	(30.6)	30.4
Cash cost per pound of copper produced (without by products revenue)	85.0	62.6

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sale is presented on page 21.

As seen on the chart above, the Company’s cash cost for the first quarter of 2005 when calculated with by-product revenue is a credit of 30.6 cents per pound. The price of molybdenum in the first quarter of 2005 averaged $31.31 per pound, the highest quarterly molybdenum price experienced by SPCC since operations began. The principal use of molybdenum is in the steel industry, and demand in recent quarters has outstripped supply thus pushing molybdenum prices to new highs. The Company’s cost, excluding by-product revenues, was higher by 22.4 cents in the 2005 first quarter. The reason for this increase is largely due to higher fuel and power cost in the 2005 quarter which represents 6.0 cents, the royalty charge and the inclusion in the 2005 cash cost calculation of the higher unit cost of purchased copper, equivalent to 10.0 cents. (See note J).

The Company’s Ilo smelter project is moving ahead on schedule with detailed engineering work in process in order to finish by the end of 2006. Additionally, the Company’s leaching project at the Toquepala mine is also progressing on schedule, for completion in mid-2005 and projected to save the Company $25.0 million in annual operating costs.

Inflation of Peruvian Nuevo Sol: The functional currency of the Company is the U.S. dollar. Portions of the Company’s operating costs are denominated in Peruvian Nuevo sol. Since the revenues of the Company are primarily denominated in U.S. dollars, when inflation/deflation in Peru is not offset by a change in the exchange rate of the new sol to the dollar, the financial position, results of operations and cash flows of the Company could be adversely affected. The value of the net assets of the Company denominated in new soles can be affected by inflation of the new sol.

For the three months ended March 31, 2005 and 2004, the inflation rates were as follows:

Quarters ended March 31	2005	2004
Peruvian Inflation Rate	0.51%	2.10%
New Sol/Dollar (change in quarters exchange rate)	(0.61)%	(0.09)%

Results of Operations:

	Three Months Ended March 31,
	2005	2004

Net earnings ($in millions)	$183.9	$86.8
Earnings per share	$2.30	$1.09
% increase from prior years comparable quarter	112%

The Company reported net earnings of $183.9 million or earnings per share of $2.30, for the first quarter of 2005 compared with net earnings of $86.8 million or earnings per share of $1.09 for the first quarter of 2004. Sales of products were $487.3 million in the first quarter of 2005, compared with $274.1 million in the first quarter of 2004, an increase of 77.8% over the 2004 period. The increase in net earnings in 2005 is due principally to higher copper and molybdenum prices and to higher sales volume of copper and molybdenum.

Net Sales: Net sales in the first quarter of 2005 increased $213.2 million to $487.3 million from the comparable period in 2004. The increase in net sales was principally the result of higher copper and molybdenum prices in 2005.

At March 31, 2005, the Company has recorded provisionally priced sales of 77.5 million pounds of copper, at an average forward price of $1.54 per pound. Also, the Company has recorded provisionally priced sales of 6.6 million pounds of molybdenum at an average provisional price of $34.35 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the month of settlement, which will occur largely in the second quarter of 2005.

Prices: Sales prices for the Company’s metals are established principally by reference to prices quoted on the LME, and the COMEX or published in Platt’s Metals Week for dealer oxide mean prices for molybdenum products.

	Three Months Ended March 31,
Price/Volume Data:	2005	2004

Average Metal Prices:
Copper (per pound-LME)	$1.48	$1.24
Copper (per pound-COMEX)	$1.47	$1.23
Silver (per ounce-COMEX)	$6.99	$6.71
Molybdenum (per pound)	$31.31	$8.27

Sales Volume (in thousands):
Copper (pounds)	176,600	155,300
Molybdenum (pounds) (1)	6,554	4,862
Silver (ounces)	944	940

(1)           The Company’s molybdenum production is sold in concentrate form. Volume represents pounds of molybdenum contained in concentrates.

Metal Price Sensitivity: There is market risk arising from the volatility of copper prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, without the effect of the acquisition of MM, that the number of shares outstanding is unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2005 earnings resulting from metal price changes.

	Copper	Silver	Molybdenum
Change in metal prices	$0.01/lb.	$1.00/oz.	$1.00/lb.
Annual change in net earnings (in millions)	$4.6	$2.4	$11.6

Operating Costs and Expenses: Operating costs and expenses were $202.4 million in the first quarter of 2005 compared with $137.0 million in the first quarter of 2004. Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2005 was $172.3 million compared with $108.8 million in the comparable 2004 period; the increase of $63.5 million in 2005 was principally the result of higher sales volume in 2005, sales of copper increased by 21.3 million pounds, including 15.9 million pounds of copper purchased from third parties; this increase in volume added $19.0 million to 2005 costs. In addition, fuel and power costs were approximately $11 million higher in the first quarter of 2005, workers participations increased by $12.3 million and a provision for royalty charge contributed $6.9 million to the increase.

Taxes on Income: Taxes on income for the three months ended March 31, 2005, were $91.5 million, compared with $47.2 million for the same period in 2004. The increase was principally due to higher earnings in 2005. The effective tax rate for the quarter ended March 31, 2005 was 33.0% compared to 35% for the same period in 2004. The decrease in 2005 is the result of a change in US tax law that repeals the 90% limitation on utilization of foreign tax credits when calculating the Company’s Alternative Minimum Tax.

Cash Flows: Net cash provided by operating activities was $284.8 million in the first quarter of 2005, compared with $40.6 million in the comparable 2004 period.

The increase in the first quarter of 2005 as compared to the first quarter of 2004 was principally due to higher earnings and to an increased contribution from operating asset and liabilities. Higher copper and molybdenum prices, in the 2005-quarter, were the principal reasons for the earnings improvement of $97.1 million. Movement in operating assets and liabilities added $91.7 million to the first quarter 2005 operating cash flow, while in the first quarter of 2004 it reduced operating cash flow by $61.6 million. This produced a turnaround in cash flow of $153.2 million of which accounts receivable was $138.3 million. The receivable balance in the first quarter of 2004 was largely created by the increase in the sales prices of copper and molybdenum, which increased by 33% and 30%, respectively. The increases in sales prices in the first quarter of 2005 were less, as copper prices increased by 5% and molybdenum prices increased by 21%.

Net cash used in investing activities was $5.2 million and $33.6 million in the first quarter of 2005 and 2004, respectively. The first quarter of 2005 includes $50.4 million of capital spending and proceeds of $45.3 million from the redemption of marketable securities. In the first quarter of 2004, the investing activities were entirely related to capital spending. The principal capital spending items in the first quarter of 2005 were $30.6 million for the smelter project and $12.4 million for the Toquepala leach project. Budgeted remaining spending on the smelter project and the leaching project for 2005 is $140.4 million and $36.1 million, respectively.

Net cash used in financing activities in the first quarter of 2005 was $99.8 million, compared with $26.8 million in the first quarter of 2004. In the first quarter of 2005, the Company paid a transaction dividend of $100 million, in connection with the acquisition of MM. In the first quarter of 2004, a quarterly dividend of $21.6 million was paid.

Liquidity and Capital Resources:

On March 1, 2005, the Company paid a transaction dividend of $1.2497 per share, totaling $100 million. On April 12, 2005, the Company announced a post MM acquisition dividend of $2.3776 per share, payable May 13, 2005 to shareholders of record at the close of business on April 29, 2005.

In January 2005, the Company signed a $200 million credit facility with a group of banks lead by Citibank, N.A. Proceeds of this credit facility are being used to prepay all bonds issued under the Peruvian bond program. In the first quarter of 2005, the Company made drawdowns of $170 million to prepay $170 million of these bonds. In April 2005 an additional drawdown of $30 million, was used to prepay the remaining outstanding bonds. The new facility has a five-year term with an interest rate of LIBOR plus 1.25% for the first year, increasing by 0.125% each ensuing year. Amortization of the loan principal begins in the third year. The Company has paid a prepayment penalty of 1%, or $1.7 million, to the Peruvian bondholders.

The Company’s largest outstanding capital investment project is the Ilo smelter modernization. The project will modernize the smelter and bring SPCC into compliance with PAMA requirements. In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holdings Limited). The project is using the Australian ISASMELT technology and the Company believes that it will comply with the current environmental regulations. It is estimated that the construction of the project will be completed before January 2007, the deadline established in the PAMA. The new estimated cost of this project is $500 million including $185 million expended through March 31, 2005.

The Company has, on hand, sufficient funds to continue this project but significant funds may be necessary for its completion. The Company plans to finance its currently foreseeable liquidity requirements with cash on hand, funds from operations and other financing sources.

At March 31, 2005 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 13.8% as compared with 14.3% at December 31, 2004. At March 31, 2005, the Company’s cash and marketable securities amounted to $722.2 million compared to $591.3 million at December 31, 2004.

Critical Accounting Policies and Estimates:

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated financial statements, which have been prepared in accordance with US GAAP. Preparation of these financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves; capitalized mine stripping and related estimated mine stripping ratios; the estimated useful lives of fixed assets, asset retirement obligations; litigation and contingencies, valuation allowances for deferred tax assets, fair value of financial instruments, inventory obsolescence. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	2005		2004
For the quarter ended March 31,	$million	¢ per unit	$million	¢ per unit
Cost of sales (including depreciation, amortization and depletion) - GAAP	$190.9	100.5	$127.8	62.6
Add:
Selling, general and administrative expenses	8.5	4.5	7.1	3.5
Treatment and refining charges	0.3	0.2	0.3	0.1
Less:
By products revenue	(219.7)	(115.6)	(65.7)	(32.2)
Depreciation, amortization and depletion	(18.6)	(9.8)	(19.0)	(9.3)
Workers participation and other	(31.8)	(16.8)	(14.5)	(7.0)
Inventory change	12.2	6.4	26.0	12.7
Operating cash cost	$(58.2)	(30.6)	$62.0	30.4

Add by products revenue	219.7	115.6	65.7	32.2

Operating cash cost, without by products revenue	$161.5	85.0	$127.7	62.6
Total pounds of copper produced and purchased, in millions		190.0		204.3

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico, D.F., April 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of March 31, 2005 and the related condensed consolidated statements of earnings and cash flows for each of the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statement of earnings, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 4, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS

Part II - OTHER INFORMATION

Item 1 - Legal Procedures

The information provided in Note J to the financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

The stockholders of the Company, at a special meeting held March 28, 2005, approved the issuance of shares and related actions necessary in connection with the Company’s acquisition of MM,

More than 90% of the outstanding capital stock of the Company voted to approve the actions presented to the stockholders.  Upon issuance of the shares in connection with the acquisition, there will be approximately 147.433 million shares of capital stock outstanding, of which Americas Mining Corporation, the parent company of the Company, will own approximately 75.1%

At the special meeting of stockholders, the holders of the Company’s Common Stock and Class A Common Stock, were asked to approve Proposal No. 1, amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of the capital stock and to designate such newly-authorized shares as shares of Common Stock, Proposal No. 2, issuance of 67,207,640 newly-authorized shares of Common Stock in the merger, and Proposal No. 3, amendment of the Restated Certificate of Incorporation to change the composition and responsibilities of certain committees of the board of directors.

Votes cast for Proposal No. 1 were as follows:

	For	Against	Abstain
Common Stock	6,693,828	186,635	990,109
Class A Common Stock	65,900,833	—	—
Total	72,594,661	186,635	990,109

Votes cast for Proposal No. 2 were as follows:

	For	Against	Abstain
Common Stock	6,775,376	169,474	925,722
Class A Common Stock	329,504,165	—	—
Total	336,279,541	169,474	925,722

Votes cast for Proposal No. 3 were as follows:

	For	Against	Abstain
Common Stock	6,694,107	178,533	997,742
Class A Common Stock	329,504,165	—	—
Total	336,198,272	178,533	997,742

Item 6.            Exhibits

Exhibit No.	Description of Exhibit

Exhibit 15	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

Part II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

/s/ Oscar González Rocha
Oscar González Rocha
President and Chief Executive Officer
Date: May 9, 2005

/s/ J. Eduardo González Félix
J. Eduardo González Félix
Date: May 9, 2005	Vice President, Finance and Chief Financial Officer