Form 10-Q
period 2005-06-30
SOUTHERN PERU COPPER CORP/
filed 2005-08-09
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2005

Second Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005	Commission file number 1-14066

SOUTHERN PERU COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (602) 977-6595

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

Yes   ☒  No   ☐

As of July 31, 2005 there were outstanding 147,228,025 shares of Southern Peru Copper Corporation common stock, par value $0.01 per share.

Southern Peru Copper Corporation

and Subsidiaries

INDEX TO FORM 10-Q

Part I. Financial Information:

Item 1.	Condensed Consolidated Combined Financial Statements (unaudited)

Condensed Consolidated Combined Statement of Earnings Three months and Six months ended June 30, 2005 and 2004

Condensed Consolidated Combined Balance Sheet June 30, 2005 and December 31, 2004

Condensed Consolidated Combined Statement of Cash Flows Three months and Six months ended June 30, 2005 and 2004

Notes to Condensed Consolidated Combined Financial Statements

Items 2. and 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

Independent Accountants’ Report

Part II. Other Information:

Item 1.	Legal Procedures

Item 4.	Submission of Matter to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit 31.1	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Combined Financial Statements

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED COMBINED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)

Net sales:
Non affiliates	$951,645	$698,155	$1,875,730	$1,283,192
Affiliates	6,367	24,070	28,357	41,556
Total net sales	958,012	722,225	1,904,087	1,324,748

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	413,105	311,391	802,675	574,024
Selling, general and administrative	20,405	17,375	39,003	33,998
Depreciation, amortization and depletion	70,544	47,767	131,511	95,300
Exploration	5,497	3,573	10,844	7,236
Total operating costs and expenses	509,551	380,106	984,033	710,558

Operating income	448,461	342,119	920,054	614,190

Interest expense	(21,866)	(32,864)	(44,812)	(63,639)
Capitalized interest	3,991	3,208	6,260	4,545
Loss on derivative instruments	(4,845)	—	(12,121)	—
Loss on debt prepayments	(6,079)	—	(10,099)	—
Other - (expense) income	(2,423)	19,273	(1,588)	19,447
Interest income	3,038	2,289	8,490	3,625

Earnings before taxes on income and minority interest	420,277	334,025	866,184	578,168
Taxes on income	106,749	99,065	252,870	171,923
Minority interest	1,597	3,918	3,022	7,729

Net earnings	$311,931	$231,042	$610,292	$398,516

Per common share amounts:
Net earnings - basic and diluted	$2.12	$1.57	$4.15	$2.71
Dividends paid	$2.38	$0.54	$3.63	$0.81
Weighted average common shares outstanding (Basic)	147,226	147,222	147,226	147,222
Weighted average common shares outstanding (Diluted)	147,226	147,231	147,226	147,231

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED COMBINED BALANCE SHEET

(unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$471,166	$710,707
Marketable securities	—	45,267
Accounts receivable, net	301,154	458,560
Accounts receivable - Stockholders and affiliates	15,677	15,664
Inventories	366,046	352,377
Prepaid and other current assets	111,800	52,966
Total current assets	1,265,843	1,635,541

Net property	3,109,552	3,068,486
Capitalized mine stripping, net	315,009	318,116
Leachable material, net	161,344	134,621
Intangible assets, net	105,044	123,496
Other assets, net	69,880	38,933
Total Assets	$5,026,672	$5,319,193

LIABILITIES
Current liabilities:
Current portion of long-term debt	$41,250	$152,314
Accounts payable	214,466	142,362
Accrued income taxes	127,866	293,295
Due to affiliated companies	12,154	66,524
Deferred income taxes	52,549	42,500
Accrued workers’ participation	86,439	84,245
Other accrued liabilities	38,919	180,678
Total current liabilities	573,643	961,918

Long-term debt	1,070,433	1,177,974
Deferred income taxes	277,193	243,600
Other liabilities	117,026	105,179
Asset retirement obligation	5,830	5,643
Total non-current liabilities	1,470,482	1,532,396

Commitments and Contingencies (Note I)

MINORITY INTEREST	10,527	11,284

STOCKHOLDERS’ EQUITY
Common stock	1,474	1,474
Additional paid-in capital	726,318	728,265
Accumulated comprehensive income	2,248,694	2,088,445
Treasury stock	(4,466)	(4,589)
Total Stockholders’ Equity	2,972,020	2,813,595

Total Liabilities, Minority Interest and Stockholders’ Equity	$5,026,672	$5,319,193

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Peru Copper Corporation

and Subsidiaries

CONDENSED CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
OPERATING ACTIVITIES
Net earnings	$311,931	$231,042	$610,292	$398,516
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	70,544	47,767	131,511	95,300
Capitalized mine stripping and leachable material	(27,922)	(27,696)	(52,545)	(43,844)
Remeasurement loss (income)	11,709	(7,974)	12,035	(4,703)
Provision for deferred income taxes	28,349	575	33,436	19,919
Gain on sale of property	(2,084)	(22,316)	(2,084)	(22,316)
Loss on derivative instruments	4,845	—	12,121	—
Loss on debt prepayments	6,079	—	10,099	—
Minority interest	1,597	3,918	3,022	7,729

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	62,548	(367)	131,875	(68,807)
Inventories	(22,618)	(26,792)	(16,158)	(54,098)
Accounts payable and accrued liabilities	(231,818)	76,280	(303,367)	81,930
Other operating assets and liabilities	(21,114)	23,847	(35,975)	27,648
Net cash provided by operating activities	192,046	298,284	534,262	437,274

INVESTING ACTIVITIES
Capital expenditures	(69,078)	(36,205)	(142,617)	(89,232)
Purchase of marketable securities	—	—	(74,339)	—
Sales of marketable securities	74,339	—	119,606	—
Other	(13,932)	(10,139)	(16,377)	(7,249)
Sales of property	631	22,316	631	22,316
Net cash used in investing activities	(8,040)	(24,028)	(113,096)	(74,165)

FINANCING ACTIVITIES
Debt incurred	30,000	—	200,000	—
Debt repaid	(129,562)	(185,148)	(418,605)	(193,790)
Escrow on long-term loans	(311)	(5,241)	(311)	(5,241)
Dividends paid to common stockholders	(350,043)	(43,368)	(450,043)	(64,973)
Distributions to minority interest	(2,729)	(507)	(3,509)	(507)
Treasury stock transaction	123	71	123	71
Other	—	5,075	—	(98)
Net cash used for financing activities	(452,522)	(229,118)	(672,345)	(264,538)

Effect of exchange rate changes on cash and cash equivalents	4,687	5,288	11,638	4,839

(Decrease) increase in cash and cash equivalents	(263,829)	50,426	(239,541)	103,410
Cash and cash equivalents, at beginning of period	734,995	404,594	710,707	351,610

Cash and cash equivalents, at end of period	$471,166	$455,020	$471,166	$455,020

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$14,275	$18,496	$45,805	$54,960
Income taxes	$313,277	$35,306	$446,685	$87,110

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Peru Copper Corporation

and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Peru Copper Corporation (the “Company”, “Southern Peru” or “SPCC”), the accompanying unaudited condensed consolidated combined financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of operations and cash flows for the three months and six months ended June 30, 2005 and 2004.  The condensed consolidated combined financial statements for the three months and six months period ended June 30, 2005 and 2004 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors whose report dated July 22, 2005, is presented on page 34.  The results of operations for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated combined financial statements should be read in conjunction with the consolidated combined financial statements and notes thereto included in the Company’s 2004 annual report on Form 10-K and with the combined statements at December 31, 2004 included in the Company’s Registration Statement dated June 6, 2005, as amended.

On April 1, 2005, the Company acquired Minera México S.A. de C.V. (“MM”) from Americas Mining Corporation (“AMC”), a subsidiary of Grupo México S.A. de C.V., the controlling stockholder of the Company.  The Company exchanged 67,207,640 newly-issued shares of its common stock for the outstanding shares of MM’s direct majority stockholder, and MM became a 99%-owned subsidiary of the Company.  As a part of this transaction, the Company paid a special transaction dividend of $100 million to all of its stockholders.  Upon completion of the merger, Grupo México increased its indirect beneficial ownership of the Company’s capital stock from approximately 54.2% to approximately 75.1%.  The Company is now in the process of integrating the two companies that had previously been affiliated but operated independently.

The April 2005, transaction is accounted for in a manner similar to a pooling of interests, since it involves the combination of entities under common control.  Accordingly, all of MM’s historical assets and liabilities are combined with SPCC on a historical cost basis for all periods prior to April 1, 2005, since they were under common control during all of these periods.  The difference in the value of the new shares is recognized in equity. The results of operations, cash flows and balance sheet for periods prior to April 1, 2005, have also been prepared on a combined basis and intercompany balances and transactions have been eliminated.

B.             Common Stock:

In connection with the acquisition of MM, the Company’s class A common stock was converted into common stock and preferential voting rights were eliminated.  On June 9, 2005, Cerro Trading Company, Inc., SPC Investors L.L.C., Phelps Dodge Overseas Capital Corporation and Climax Molybdenum B.V., subsidiaries of two of SPCC’s founding shareholders’ and affiliates, sold their equity holdings in SPCC.

C.             Inventories were as follows:

(in millions)

	June 30, 2005	December 31, 2004
Metals at lower of average cost or market:
Finished goods	$23.2	$22.1
Work-in-process	201.0	187.2
Supplies at average cost	141.8	143.1
Total inventories	$366.0	$352.4

D.            Income Taxes:

The Company’s income tax provision for the six months ended June 30, 2005 and 2004 was $252.9 million and $171.9 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2005 and 2004 periods are 29.2% and 29.7%, respectively.  While these tax rates are comparable, included in the 2005 tax provision is a refund of $43.4 million received by our Mexican subsidiary for asset-based taxes (minimum income tax) paid in prior years.  Without the benefit of this credit the Company’s effective tax rate for the 2005 period would increase to 34.2%.  The disparity in the tax rates is the result of an increase in permanent difference in our Mexican operations, substantially all of which is related to a one time non-deductible expense of $28.2 million for workers’ participation resulting from a change in law regarding the basis of calculation.

E.              Provisionally Priced Sales:

At June 30, 2005, the Company has recorded provisionally priced sales of 105.2 million pounds of copper, at an average forward price of $1.56 per pound. Also the Company has recorded provisionally priced sales of 6.4 million pounds of molybdenum at the quarter-end market price of $35.25 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur in the third quarter of 2005.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2005:

Copper	Priced at	Month of Settlement
(million lbs.)
93.0	1.56656	July 2005
12.2	1.54644	August 2005
105.2	1.56422

Molybdenum	Priced at	Month of Settlement
(million lbs.)
2.6	35.25	July 2005
2.6	35.25	August 2005
1.2	35.25	September 2005
6.4	35.25

Provisional sales price adjustments included in accounts receivable and net sales were as follows at June 30 (in millions):

	2005	2004
Copper	$1.7	$(0.3)
Molybdenum	10.5	15.4
Total	$12.2	$15.1

At July 22, 2005, the market price of copper and molybdenum increased(decreased) by $0.05 and $(4.0) per pound respectively.  Therefore the Company’s accounts receivable as of June 30, 2005, would have changed by $5.1 millions and $(25.7) million, respectively, if the Company would have used these market prices in its sales forward price adjustment.

F.              Derivative Instruments:

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

Copper swaps:

In the first half of 2005, the Company entered into copper swap contracts to protect a portion of its 2005 copper production for future sales at a fixed copper price.  The Company recorded losses of $2.1 million and $9.4 million related to these copper swap contract in the second quarter of 2005 and the six month period of 2005, respectively.  These losses are recorded as non-operating items on the condensed consolidated combined statement of earnings.

Interest rate swaps:

In October 2004, MM and Citibank-Banamex entered into an interest rate swap agreement for a notional principal amount of $600 million.  Under this agreement, MM agreed to pay Banamex a fixed rate equivalent to 3.49% and, in exchange, Banamex agreed to pay a variable rate equivalent to 3-month LIBOR.  Payments under the interest rate swap are scheduled to match the interest payment dates of the $600 million Citibank credit facility.  The facility was repaid and the related swap was terminated on July 28, 2005.

Additionally, in April 2005, the Company entered into a contract to hedge interest rate exposure on $120 million of its $200 million Citibank credit facility.  Under this contract SPCC pays fixed rate interest payments at 4.46% and receives a variable rate equivalent to three month LIBOR.  Payments under the interest rate swap are scheduled to match the interest payment dates of the $600 million credit facility.  The facility was repaid and the related swap was terminated on July 28, 2005.

At June 30, 2005 the Company recorded a loss of $2.7 million related to these contracts recorded as non-operating items on the condensed consolidated combined statement of earnings.

The fair value of the interest rate swaps used to hedge the interest rate risk was calculated based on discounted expected future cash flows of interest to be received and paid.

G.             Debt and Credit Facilities:

On July 27, 2005 the Company issued $200 million 6.375% Notes due 2015 and $600 million 7.5% Notes due 2035.  The Notes are senior unsecured obligations of Southern Peru.  The Company paid $8.8 million of costs related to the issuance of these notes.  The net proceeds from the issuance and sale of the Notes were used to repay outstanding indebtedness of our Peruvian and Mexican Operations, under their $200 million and $600 million ($480 million outstanding) credit facilities, respectively, and the balance will be used for general corporate purposes, including repayment of additional debt.

In January 2005, SPCC signed a $200 million credit facility with a group of banks led by Citibank, N.A.  In the first quarter of 2005, proceeds of this credit facility were used to prepay $170 million of the bonds issued under SPCC’s Peruvian bond program.  In April 2005 an additional drawdown of $30 million was used to prepay the remaining outstanding bonds.  The Company capitalized $2.8 million of costs associated with this facility.  The Company paid a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.  Additionally, the Company wrote off $2.3 million of previously capitalized bond issuance cost.  Both amounts are included in the statement of earnings on the line item “Loss on debt prepayments”. On July 28, 2005 this credit facility was repaid.

On March 30, 2005, the Company prepaid $120.0 million of the principal amount outstanding under MM’s $600.0 million Citibank credit facility. On July 28, 2005 the remaining balance, $480 million, of this credit facility was repaid.

On May 5, 2005, the Company repurchased $94.6 million of MM’s outstanding senior unsecured bonds (referred to as Yankee bonds).  In connection with this purchase the Company paid a premium of $5.7 million, which is included in the statement of earnings on the line “Loss on debt prepayments”.

H.            Related Party Transaction:

On January 15, 2004, the Company entered into a tolling agreement with ASARCO, LLC (“Asarco”), a former shareholder of the Company and a subsidiary of Grupo Mexico.  Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to Asarco, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company is selling to customers in the United States.  The Company is obligated to deliver 60,000 tons of copper to the Asarco refinery in 2005 under the agreement. Deliveries to the Asarco refinery, which are made on a monthly basis, amounted to approximately 29,500 tons in the first six months of 2005.  In the first six months of 2005 the Company sold a portion of the copper treated by Asarco, approximately $13.7 million, to an affiliated entity, The Marmon Group – Cerro Wire, a stockholder of the Company until June 9, 2005. The Company pays Asarco a tolling charge upon its receipt of copper rods. These charges are based on competitive market terms.

The Company’s Mexican operations have a contract with Ferrocarril Mexicano, S.A. de C.V. (“FerroMex”), a subsidiary of Grupo Mexico, which provides for transportation services.  The Company uses FerroMex’s railroad both to ship a portion of its mine production and to carry supplies to its operations.  The Company pays market-based rates for these services.  In the six months ended June 30, 2005 and 2004, the Company recorded charges of $8.1 million and $8.9 million, respectively, for this service.

I.                 Commitments and Contingencies:

Commitments:

Peruvian Operations

Royalty Charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located. In November 2004, more than 5,000 Peruvian citizens filed a request to the Peruvian Constitutional Tribunal to have the law declared unconstitutional. However, in April 2005, the Constitutional Tribunal ruled the royalty law to be constitutional and therefore applicable to mining activities in Peru.  On June 28, 2005 the court dismissed the lawsuit and the Company has decided not to appeal.  Under the new law, the Company is subject to a 1% to 3% royalty charge, based on sales, applicable to the value of the concentrates produced in the Toquepala and Cuajone mines. The Company made provisions of $17.6 million and $15.6 million in 2004 and the first six months of 2005, respectively, for this new royalty charge, which went into effect as of June 25, 2004. These provisions were included in cost of sales (exclusive of depreciation, amortization and depletion) on the Company’s condensed consolidated combined statement of earnings.

In addition, the Constitutional Tribunal stated that this charge applied to all concessions held in the mining industry, implying that those entities with stability contracts are subject to this charge. The Company believes that this interpretation is incorrect and intends to protest the imposition of the royalty charge on its SX/EW production, which is operating under a tax stability agreement (“Guaranty and Promotional Measures for Investment Contract”).  Provisions made by the Company for the royalty charge do not include approximately $3.8 million of additional potential liability relating to its SX/EW production from June 30, 2004 through June 30, 2005.

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

Peruvian Operations

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

The slag remediation program is progressing as scheduled and is expected to be completed by 2007.  With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holdings Limited).  The Company believes that the selected proposal complies with the current environmental regulations.  This project is the Company’s largest short-term capital investment project and is estimated at $500 million, including $219.3 million expended through June 30, 2005.  Beginning in 1995 and continuing while this project is under construction, the Company has established an emissions curtailment program that has allowed the Company to comply with the annual sulfur dioxide air quality standard (established by the MEM in 1996) in the populated areas of the city of Ilo.

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law was amended on May 28, 2004 and again on May 8, 2005.  The current modification establishes that mining companies submit their mine closure plans within one year of publication of final regulations and that MEM publish such final regulations within 60 days, approximately by July 22, 2005 (as of July 22, 2005 these regulations have not been published).  The Company is awaiting publication of the regulations in order to prepare the required mine closure plan.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law, when in force, will increase its asset retirement obligations and require future expenditures and amortizations over the life of the mine to satisfy its requirements.  The Company believes the liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, based on the proposed generalities of this law.  The Company is studying the impact this law will have on its results, but currently cannot reasonably estimate the effect until final regulations are published.

The Company foresees significant environmental capital expenditures in 2005.  During the first six months of 2005, $65.3 million of environmental capital expenditures were made on the smelter project, from a 2005 budget of $171 million.

Mexican Operations

Some of the Company’s operations are subject to Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water pollution, air pollution, noise pollution and hazardous and solid wastes.  Some of these laws and regulations are relevant to legal proceedings pertaining to the Company’s San Luis Potosí facilities.

The principal legislation applicable to the Company’s Mexican operations is the federal Ley General del Equilibrio Ecológico y la Protección al Ambiente (the General Law of Ecological Balance and Environmental Protection, or the Environmental Law), which is enforced by the Procuraduría Federal de Protección al Ambiente (Federal Bureau of Environmental Protection, or the PROFEPA).  The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards and, if warranted, the PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of noncomplying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Código Penal Federal (Federal Criminal Code), the PROFEPA has to inform corresponding authorities regarding environmental crimes.

The Company’s operations near the U.S.-Mexican border are also subject to the Agreement on Cooperation for the Protection and Improvement of the Environment in the Border Area, or the La Paz Agreement, which was concluded in 1983 between the United States and Mexico for the purpose of improving air quality along the border.  The La Paz Agreement establishes sulfur dioxide emissions standards and requires the installation and maintenance of emission monitoring and record-keeping systems at our smelters in northwestern Mexico.  In order to maintain compliance with sulfur dioxide emissions standards promulgated under the Environmental Law and the La Paz Agreement, MM shut down the Cananea smelter and operations at Monterrey in December 1999.  Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the United States and Canada in connection with NAFTA in February 1999.  However, the Company’s management does not believe that continued compliance with the Environmental Law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure you that stricter enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

Due to the proximity of certain facilities of our Mexican Operations subsidiaries near urban centers, the authorities may implement certain measures that may impact or restrain the operation of such facilities.  Any enforcement action to shut down any such facilities may have an adverse effect on the operating results of the relevant subsidiary.

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include water recovery systems to conserve water and minimize contamination of nearby streams, revegetation programs to stabilize the surfaces of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions.

Litigation Matters:

Peruvian Operations

Garcia-Ataucuri and others vs. SPCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of 38,763,806.80 “labor shares” to be issued in a proportional way to each in accordance with their time of work with SPCC, plus dividends.  SPCC conducts its operations in Peru through a registered Branch. Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares. The labor shares litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. We assert that the claims are meritless and that the labor shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system. We do not believe that an unfavorable outcome is reasonably possible. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%. This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise. What remains of the equity participation is now included in the balance sheet caption “Minority interest.”  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers. The cash portion was distributed to the workers after the close of the year. The accrual for this participation was (and continues to be) a current liability of the Company, until paid. In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares. These labor shares represented an equity interest in the enterprise. In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or former employees. The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year. Effective in 1992, the law was amended to its present status. The workers participation in pre-tax profits was set at 8%, with 100% payable in cash. The equity participation component was eliminated from the law. In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law. Approximately 80.8% of the labor shares issued were exchanged for SPCC common shares, greatly reducing the Minority interest on the Company’s balance sheet. Since 1995, the Company has periodically purchased labor shares on the open market. In 1998, labor shares were renamed “investment shares.”  At June 30, 2005, the investment share interest in the Company’s Peruvian Branch amounted to 0.71%.

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

The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The Lower Court dismissed the lawsuit in January 2005.  The plaintiffs have appealed to the Superior Court.

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

In April 2005, the Constitutional Tribunal ruled the royalty law to be constitutional and therefore applicable to mining activities in Peru.  The decision issued by the Peruvian Constitutional Tribunal cannot be appealed and must be observed by lower courts.  In view of this, the Company believes that it is unlikely that the Company’s injunction procedure lawsuit will be successful.  In effect, on June 28, 2005, the Civil Judge ruled declaring the lawsuit null and void.  The Company will not appeal the decision.

Class Action

Three purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the merger transaction between the Company and MM, (the “Transaction”). On January 31, 2005, the three actions—Lemon Bay, LLP v. Americas Mining Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation, et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N—were consolidated into one action titled, In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. C.A. No. 961-N and the complaint filed in Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company’s common stockholders.

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

The Company does not believe that the aforementioned legal proceedings and tax contingencies mentioned below will have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

Mexican Operations

Ejido land matter:

In July 1991, the Mexican agricultural community of Pilares de Nacozari Ejido, or Ejido, commenced an action in the first federal district court in Sonora, Mexico against the Mexican Ministry of Agrarian Reform, or the Ministry.  The action alleged improper expropriation of approximately 1,500 hectares of land adjacent to the La Caridad mine and on which certain of Mexcobre’s facilities are currently located.  Mexcobre was not named as a defendant in the action although it was included as an interested third party due to its ownership of the land.  Mexcobre bought the land in question in 1976 from the Banco Nacional de Obras y Servicios Públicos, which had previously acquired it as a beneficiary of the expropriation by the Ministry in 1973 and has alleged legal and physical impossibility of returning the land.

After two previous rulings stating that it is impossible to return the land as a means of restitution, a third and final ruling from the Mexican Appellate District Court instructed the district court judge to resolve the legal and material impossibility of returning the land as a means of restitution.  We believe that if the Ejido requests indemnity instead of a return of the land, Mexcobre’s financial liability with respect to such compensation would not be material.

Coremi royalties:

When Mexcobre originally received mining concessions related to its La Caridad unit in 1970, it was required to pay royalties to the Council of Mineral Resources, which is referred to as Coremi.  When the Mining Law came into effect in 1992, this obligation was terminated.  However, Coremi, the Mexican Superintendent of Mining and the Mexican Secretary of Economy, did not concede that the royalty obligation to Coremi was terminated and, in 1995, Coremi initiated a series of legal actions that are still pending.  In August 2002, Coremi filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties due since 1997.  Mexcobre answered and denied Coremi’s claims in October 2002 and currently is in the discovery stage (etapa de ofrecimiento de pruebas).  The parties are currently seeking a negotiated settlement.  The Company and Mexcobre believe that any such payment related to this matter would not be material to it or to Mexcobre.

San Luis Potosí facilities:

The municipality of San Luis Potosí has granted Desarrolladora Intersaba, S.A. de C.V., licenses of use of land and construction for housing and/or commercial zones in the former Ejido Capulines, where the residential project “Villa Magna” is expected to be developed in the near future.

The “Villa Magna” residential project will be developed within what IMMSA believes are the boundaries of an environmental and safeguard buffer zone required to be created and maintained pursuant to the Environmental Law and its regulations, based on a risk study approved by the Environmental and Natural Resources Ministry.  This risk study revealed that the operation of the zinc refinery, by its nature, represents potential risks to third parties.

Based on the foregoing, IMMSA has initiated two different actions regarding this matter:

(i)                       first, against the Municipality of San Luis Potosí, requesting the annulment of the authorization and licenses granted to Desarrolladora Intersaba, S.A. de C.A. do develop “Villa Magna” within the zinc plant’s safeguard and buffer zone; and

(ii)                    second, against the PROFEPA’s administrative resolution “advising” (rather than enforcing) the Municipality to acknowledge the safeguard buffer zone around IMMSA’s zinc refinery as approved by the Environmental and Natural Resources Ministry.

These actions are awaiting final resolutions.  IMMSA believes that, should the outcome of the above mentioned legal proceedings be adverse to IMMSA’s interests,

the construction of the “Villa Magna” housing and commercial development would not, in itself, affect the operations of IMMSA’s zinc plant.

In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosí due to its refusal to issue IMMSA’s use of land permit in respect of its zinc plant.  The Municipality has refused to grant such license based on the argument that IMMSA has failed to submit, as part of the application process, a manifestación de impacto ambiental (environmental impact assessment).  IMMSA believes that the environmental impact assessment is not required because IMMSA will not undertake construction activities. The trial judge has ordered the Municipality to continue the analysis of IMMSA’s request to issue the licencia de uso de suelo (use of land permit).

Tax contingency matters-

Peruvian Operations

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

With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003. This deposit is recorded in other assets on the condensed consolidated combined balance sheet. The Peruvian tax court denied the Company’s appeal in February 2004.  Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru, which is the final level of the judicial courts. The Company was not required to issue a deposit for appeal of assessments and rulings with respect to any other years.  With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null. According to this tax court resolution, SUNAT issued a new penalty in December 2003.  This penalty and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.  The Company continues to appeal SUNAT’s assessment of all penalties and interest related to the disallowance of the above-mentioned items for fiscal years 1997 through 1999.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997, was denied. In this regard, in May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court seeking the reversal of the ruling of the tax court. The tax court has not ruled on the interest deductions for 1998 or 1999.  The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, or 1999, nor has the Company recorded any expense associated with the assessments for the years 2000 and 2001.

Mexican Operations

In May 2005, the Mexican Supreme Court rendered a decision that changed the method of computing the amount of statutory workers’ profit sharing required to be paid by some Mexican companies.  The Supreme Court’s ruling in effect prohibited the application of net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts.  The Company has elected to recognize in its results of operations for the first six months of 2005 $28.2 million for workers’ profit sharing related to 2004 in addition to the 2005 year-to-date estimate of our potential liability.

Labor matters

In the last several years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.  For example, in Peru on August 31, 2004, unionized workers at the mining units in Toquepala and Cuajone initiated work stoppages and sought additional wage increases based on high metal prices.  The strike was resolved on September 13, 2004.  In Mexico, on July 12, 2004, the workers of Mexicana de Cobre site went on strike asking for the review of certain contractual clauses.  Such a review was performed and the workers returned to work 18 days later.  On October 15, 2004, the workers of Mexicana de Cananea went on strike, following by the Mexicana de Cobre workers.  The strike lasted for six days at Mexicana de Cobre and nine days at Mexicana de Cananea.  In each case, the operations at the particular mine ceased until the strike was resolved.  The Company cannot make assurances that they will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on its financial condition and results of operations.

In July 2005, the unionized workers of Asarco commenced a work stoppage, which could have a material adverse effect on Asarco and its business prospects.  A further deterioration of the financial condition of Asarco could result in additional claims being filed against Grupo México and its subsidiaries, including SPCC, Minera México or its subsidiaries.  Any increase in the financial obligations of our parent corporations, as a result of matters related to Asarco or otherwise, could, among other matters, result in our parent corporations attempting to obtain increased dividends or other funding from us.  We understand that as a result of various factors, including ongoing labor problems, Asarco is considering a number of restructuring alternatives, including a judicial filing for protection from its creditors.  It is also possible that an involuntary judicial filing may be commenced against Asarco by certain of its creditors.  Any such filings or other restructuring activities could occur at any time.

Other legal matters

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings individually or in the aggregate would have a material adverse effect on its financial position and results of operations.  The Company’s direct and indirect parent corporations, including AMC and Grupo México, have from time to time been named parties in various litigations involving ASARCO LLC (“Asarco”).  In August 2002, the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with Asarco’s environmental liabilities and AMC’s then-proposed purchase of SPCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In October 2004, AMC, Grupo México, Mexicana de Cobre and other parties, not including SPCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SPCC from Asarco should be voided as a fraudulent conveyance.  While Grupo México and its affiliates believe that these claims are without merit, the Company cannot assure you that these or future claims, if successful, will not have an adverse effect on its parent corporation or on it.

J.                Capitalized Mine Stripping:

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

In March 17, 2005 Emerging Issues Task Force or “EITF” reached a consensus on issue No.04-06, “Accounting for Stripping costs Incurred during Production in the Mining Industry”, which was ratified by the Financial Accounting Standard Board or “FASB”, on March 30, 2005 and the subsequent modification to the transition provision approved by the EITF in its June, 2005 meeting.  The consensus stated that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced (extracted) during the period that the stripping costs are incurred. The Company is exploring a number of alternatives in adopting this consensus, which could involved restating the effect of this change in accounting principal for prior periods or recognizing any cumulative effect adjustment in retained earnings in the period of adoption.

At June 30, 2005, the Company had on its balance sheet $315.0 million of costs associated with capitalized mine striping, net, which may be impacted by this consensus.  We anticipate that a significant portion of this asset may be written off and equity and net income would be reduced accordingly.  In addition, future-operating income could be negatively impacted to the extent that costs previously capitalized are expensed at a faster rate than we had previously amortized stripping costs.

K.            Segment and Related Information:

Southern Peru operates in a single industry, namely mining copper.  Prior to the April 1, 2005 acquisition of Minera Mexico, the Company determined that its operations in Peru fell within one segment.  With the acquisition of Minera Mexico the Company continues to operate principally in one industry, the mining of copper.  However, because of the demands of managing operations in two countries, effective April 1, 2005, Company management views the new Southern Peru as having three operating segments and manages on the basis of these segments.  Additionally, in mining copper the Company produces a number of metal by-products, most important of which are molybdenum, silver and zinc.  The significant increase in the price of molybdenum over the past two years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.  Added to the segment information is information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

1.               Peruvian operations, which includes the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.

2.               Mexican open pit copper mines, which includes La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.

3.               Mexican underground mining operations, which includes five underground mines that produce zinc, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for zinc and copper.  This group is identified as the IMMSA Unit.

The Chief Operating Officer of the Company focus on Operating Income as measure of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.

Financial information relating to Southern Peru’s segments is as follows:

	Three Months Ended June 30, 2005
	(Unaudited, in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$420.2	$59.9	$477.9	$—	$958.0
Intersegment sales	4.2	26.5	—	(30.7)	—
Cost of sales	239.1	65.1	174.4	(65.5)	413.1
Exploration	1.6	1.2	2.7	—	5.5
Depreciation, amortization and depletion	46.5	5.9	18.5	(0.4)	70.5
Selling, general and Administrative expense	6.9	4.1	8.2	(1.2)	20.4
Operating Income	$130.3	$10.1	$274.1	$34.0	$448.5

Less:
Interest, net					14.9
Loss on derivative instruments					4.8
Loss on debt prepayment					6.1
Other (income) expense					2.5
Taxes on income					106.7
Minority interest					1.6
Net Earnings					311.9

Capital expenditures	12.5	5.4	51.2	—	69.1
Total Assets	$2,229.3	$629.4	$2,300.0	$(132.0)	$5,026.7

	Three Months Ended June 30, 2004
	(Unaudited, in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$281.6	$51.6	$389.0	$—	$722.2
Intersegment sales	0.3	20.3	—	(20.6)	—
Cost of sales	115.5	49.1	168.7	(21.9)	311.4
Exploration	0.4	0.8	2.4	—	3.6
Depreciation, amortization and depletion	23.2	5.5	18.7	0.4	47.8
Selling, general and Administrative expense	5.3	3.4	7.3	(1.4)	17.4
Operating Income	$137.5	$13.1	$191.9	$(0.4)	$342.1

Less:
Interest, net					27.4
Loss on derivative instruments					—
Loss on debt prepayment					—
Other (income) expense					(19.3)
Taxes on income					99.1
Minority interest					3.9
Net Earnings					231.0

Capital expenditures	4.6	3.6	28.0	—	36.2
Total Assets	$2,971.8	$540.2	$2,098.1	$(828.4)	$4,781.7

	Six Months Ended June 30, 2005
	(Unaudited, in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$825.8	$113.1	$965.2	$—	$1,904.1
Intersegment sales	74.5	129.8	—	(204.3)	—
Cost of sales	493.3	188.5	346.8	(225.9)	802.7
Exploration	2.4	2.7	5.7	—	10.8
Depreciation, amortization and depletion	83.2	11.3	37.0	—	131.5
Selling, general and Administrative expense	12.9	7.7	16.7	1.8	39.0
Operating Income	$308.6	$32.7	$558.9	$19.9	$920.1

Less:
Interest, net					30.1
Loss on derivative instruments					12.1
Loss on debt prepayment					10.1
Other (income) expense					1.6
Taxes on income					252.9
Minority interest					3.0
Net Earnings					610.3

Capital expenditures	26.1	14.9	101.6	—	142.6
Total Assets	$2,229.3	$629.4	$2,300.0	$(132.0)	$5,026.7

	Six Months Ended June 30, 2004
	(Unaudited, in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$565.8	$95.8	$663.1	$—	$1,324.7
Intersegment sales	0.2	62.0	—	(62.2)	—
Cost of sales	257.5	106.6	277.5	(67.6)	574.0
Exploration	0.4	2.2	4.6	—	7.2
Depreciation, amortization and depletion	45.8	11.1	37.7	0.7	95.3
Selling, general and administrative expenses	11.3	7.0	14.3	1.4	34.0
Operating Income	$251.0	$30.9	$329.0	$3.3	$614.2

Less:
Interest, net					55.5
Loss on derivative instruments					—
Loss on debt prepayment					—
Other (income) expense					(19.4)
Taxes on income					171.9
Minority interest					7.7
Net Earnings					398.5

Capital expenditures	20.8	6.8	61.6	—	89.2
Total Assets	$2,971.8	$540.2	$2,098.1	$(828.4)	$4,781.7

Sales value per segment:

	Three months ended June 30, 2005
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$306.2	$15.4	$290.7	$(15.7)	$596.6
Molybdenum	77.9	—	178.5	—	256.4
Other	40.3	71.0	8.7	(15.0)	105.0
Total	$424.4	$86.4	$477.9	$(30.7)	$958.0

	Three months ended June 30, 2004
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$219.3	$10.6	$290.5	$(2.8)	$517.6
Molybdenum	33.9	—	88.4	—	122.3
Other	28.7	61.3	10.1	(17.8)	82.3
Total	$281.9	$71.9	$389.0	$(20.6)	$722.2

	Six months ended June 30, 2005
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$655.7	$127.5	$568.3	$(192.8)	$1,158.7
Molybdenum	153.3	—	379.8	—	533.1
Other	91.3	115.4	17.1	(11.5)	212.3
Total	$900.3	$242.9	$965.2	$(204.3)	$1,904.1

	Six months ended June 30, 2004
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$453.3	$39.5	$504.0	$(25.3)	$971.5
Molybdenum	49.8		140.6	—	190.4
Other	62.9	118.3	18.5	(36.9)	162.8
Total	$566.0	$157.8	$663.1	$(62.2)	$1,324.7

The geographic breakdown of Southern Peru’s sales is as follows:

	Three Months, Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$405.8	$383.5	$721.5	$586.1
Europe	180.2	157.4	367.7	277.9
Mexico	47.1	43.9	244.0	183.2
Peru	17.3	11.0	31.9	21.5
Latin America, excluding Mexico & Peru	183.7	97.7	373.2	166.0
Asia	123.9	28.7	165.8	90.0
Total	$958.0	$722.2	$1,904.1	$1,324.7

Major customer segment information:

For the six months ended June 30, 2005, the Company has revenues from a copper customer of the Mexican operations, which amounts to 10.6% of total revenue.  Additionally, in the same period a molybdenum customer of the Peruvian operations has made purchases representing 16.6% of total revenue.

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

In March 17, 2005 Emerging Issues Task Force, or EITF, reached a consensus in the issue 04-06, “Accounting for Stripping costs Incurred during Production in the Mining Industry”, which was ratified by the Financial Accounting Standards Board, or FASB, on March 30, 2005 and the subsequent modification to the transition provisions approved by the EITF in its June 15-16, 2005 meeting.  The consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.  The Company is exploring a number of alternatives in adopting this consensus, which could involve restating the effect of this change in accounting principal for prior periods or recognizing any cumulative effect adjustment in retained earnings in the period of adoption.

In June 2005, the FASB published SFAS No. 154, “Accounting changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change.  This Statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  This Statement does not change the transition provisions of any existing accounting pronouncement. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is evaluating the impact that this statement may have on its financial position or results of operations.

Part I Items 2 and 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EXECUTIVE OVERVIEW

Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical byproducts are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  The sales prices for our products are largely determined by market forces outside of our control.  Our management, therefore, focuses on copper production cost control, production enhancement and prudent and conservative capital structure to improve profitability.  We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) our recent acquisition of Minera Mexico and (iv) the effects of inflation and other local currency issues.

Operating Cash Costs. An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. A reconciliation of SPCC’s cash cost per pound to the cost of sales (including depreciation, amortization and depletion), is presented under the subheading “Non-GAAP Information Reconciliation”, below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less byproducts revenue, depreciation amortization and depletion, worker’s participation and other miscellaneous charges, Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced by SPCC.  In our calculation of operating cash cost per pound of copper produced we credit against our costs the revenues from the sale of byproducts, principally molybdenum, zinc and silver. We account for this byproduct revenue because we consider our principal business to be the production and sale of copper. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost. The recent surge in the price of molybdenum, however, has had a significant effect on our traditional calculation of cash cost and its comparability between periods. Accordingly, we present cash costs with and without crediting the byproducts revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Worker’s participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash cost are items of a non-recurring nature, and the portion of our mine stripping costs that we capitalize.

Our operating cash costs per pound, as defined, are presented in the table below for the three months and six months ended June 30, 2005 and June 30, 2004.  We present cash costs with and without the inclusion of byproduct revenues below, as the recent increases in the price of molybdenum have significantly affected our calculation of cash costs.

	Three Months, Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in cents per pound)		(in cents per pound)

Cash cost per pound of copper produced	(2.7)	24.9	(9.4)	29.7
Cash cost per pound of copper produced without byproducts revenue	102.0	81.6	98.8	79.1

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sales is presented below.

As seen on the chart above, our cash cost for the second quarter and six months of 2005 when calculated with byproducts revenue are a credit of 2.7 cents and 9.4 cents per pound, respectively.  The increased byproducts credit was due to higher molybdenum and zinc prices.  The price of molybdenum in the second quarter and six months of 2005 averaged $35.27 and $33.29 per pound, the highest quarterly molybdenum prices experienced by SPCC since operations began.  The principal use of molybdenum is in the steel industry, in recent quarters supply deficits have pushed molybdenum prices to new highs.  The price of zinc in the second quarter and six months of 2005 was approximately 23% higher than in the same period in 2004.

Our cash cost, excluding byproduct revenues, was higher by 20.4 cents and 19.7 cents in the 2005-second quarter and six-month period.  The reason for this increase is the decrease in the copper produced at our Peruvian mines, as a result of lower ore grades.  In addition, we experienced higher fuel and power cost at both our Peruvian and Mexican operations.

Metals Prices.  The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.  Metals prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control. These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates.  In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to speculative activities.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that metal production and sales are the same as in the first six months of 2005, that tax rates are unchanged and giving no effect to potential hedging programs or changes in past production, metal price sensitivity factors would indicate the estimated change in net earnings in 2005 resulting from metal price changes in 2005 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver

Change in metal prices	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$9.4	$17.9	$1.8	$10.4

Minera Mexico Acquisition. On April 1, 2005, we acquired Minera Mexico from Americas Mining Corporation, a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is the largest mining company in Mexico and the eleventh largest copper producer in the world on a stand-alone basis.  On April 1, 2005, we exchanged 67,207,640 newly-issued shares of our common stock for the outstanding shares of Minera Mexico’s direct majority stockholder, and Minera Mexico became our 99.1% owned subsidiary.  As a part of this transaction, on March 1, 2005, we paid a special transaction dividend of $100 million to all of our stockholders.  Upon completion of the merger, Grupo Mexico increased its indirect beneficial ownership of our capital stock from approximately 54.2% to approximately 75.1%.

We are now in the process of integrating two companies that had previously been affiliated but operated independently.  With this acquisition, we have increased our total reserves of contained copper by 107%, or 23,199 million tons, based on year-end 2004 reserves, and have increased our annual copper production by 81%, equivalent to 320,000 tons of copper, based on 2004 production.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.  Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the Nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the Nuevo sol or the peso, resulting in a remeasurement loss in our consolidated combined financial statement.

For the three and six months ended June 30, 2005 and 2004, inflation and devaluation rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Peru:
Peruvian inflation rate	0.5%	0.9%	1.0%	3.0%
New Sol/Dollar (change in exchange rate)	(0.3)%	0.3%	(0.9)%	0.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Mexico:
Mexican inflation rate	—	0.1%	0.8%	1.6%
Peso/Dollar (change in exchange rate)	(4.0)%	2.3%	(3.7)%	1.6%

ACCOUNTING ESTIMATES

Southern Peru Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated combined financial statements, which have been prepared in accordance with US GAAP.  Preparation of these consolidated combined financial statements requires Southern Peru’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, capitalized mine stripping and related estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, fair value of financial instruments and inventory obsolescence.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial and operating results for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in millions)
Statement of Earnings Data	2005	2004	2005	2004

Net sales	$958.0	$722.2	$1,904.1	$1,324.7
Operating costs and expenses	(509.5)	(380.1)	(984.0)	(710.5)
Operating income	448.5	342.1	920.1	614.2
Non-operating income (expense)	(28.2)	(8.1)	(53.9)	(36.1)
Earnings before taxes and minority interest	420.3	334.0	866.2	578.1
Taxes on income	(106.8)	(99.1)	(252.9)	(171.9)
Minority interest	(1.6)	(3.9)	(3.0)	(7.7)
Net earnings	$311.9	$231.0	$610.3	$398.5

The table below outlines the average metal prices during the three and six month periods ended June 30, 2005 and 2004.

Average Metals Prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	%Change	2005	2004	%Change
Copper (per pound - LME)	$1.54	$1.27	21	$1.51	$1.25	21
Copper (per pound - COMEX)	1.53	1.23	24	1.50	1.23	22
Molybdenum (per pound)	35.27	14.57	142	33.29	11.42	192
Zinc (per pound - LME)	0.58	0.47	23	0.59	0.48	23
Silver (per ounce - COMEX)	7.16	6.25	15	7.07	6.48	9

Net Sales: Net sales in the second quarter of 2005 increased $235.8 million to $958 million from the comparable period in 2004.  Net sales for the first six months of 2005 totaled $1,904.1 million, compared with $1,324.7 million for the same period of 2004. The increase in net sales was principally the result of higher copper and molybdenum prices.

Net sales for our Peruvian operations, Mexican open-pit operations and IMMSA unit were $477.9 million, $424.4 million and $86.4 million, respectively, in the second quarter of 2005, compared with $389.0 million, $281.9 million and $71.9 million, respectively, for the second quarter of 2004.  The increase in sales of our Peruvian operations was principally attributable to the significant improvement in copper and molybdenum prices and also to an increase of 15% in silver prices.  These price increases were reduced by a decrease in the production and sale of copper.  Copper sales volume decreased by approximately 24%, as ore grades at our Peruvian mines decreased in 2005-second quarter, as compared to the 2004-second quarter.  The increase in sales from our Mexican open-pit operation was attributable to increased sales volume of copper and zinc, offset somewhat by decreases in sales volume of molybdenum and silver; and increases in sales prices for all of their principal products, copper, zinc, molybdenum and silver.  The increase in our IMMSA unit’s sales was due to increased volume of sales of copper, zinc and silver and increases in prices for each of these metals.

Net sales for our Peruvian operations, Mexican open-pit operations and IMMSA unit were $965.2 million, $900.3 million and $242.9 million, respectively, in the first six months of 2005, compared with $663.1 million, $566.0 million and $157.8 million,

respectively, for the first six months of 2004.  All three segments benefited from improved prices in the 2005 period.   The effect of price increase at our Peruvian operations was somewhat reduced by lower sales volume of copper and silver, molybdenum sales volume, however, increased by approximately 20%.  The principal reason for the sales increase of our Mexican open-pit operation was, in addition to price increases, higher copper sales volume, approximately 19% and higher silver volume, reduced by decrease in the sales volume of molybdenum and zinc.  The increase in the six month net sales of our IMMSA unit was largely attributable to a significantly higher volume of copper sales and a higher volume of zinc sales.  The IMMSA unit also benefited from higher sales prices.

At June 30, 2005, our Peruvian operations have recorded provisionally priced sales of 63.2 million pounds of copper, at an average forward price of $1.57 per pound.  In addition, our Peruvian operations have recorded provisionally priced sales of 4.8 million pounds of molybdenum at the quarter–end price of $35.25 per pound.  Our Mexican open-pit operations have recorded provisionally priced sales of 42.0 million pounds of copper, at an average forward price of $1.55 per pound.  In addition, our Mexican open-pit operations have recorded provisionally priced sales of 1.6 million pounds of molybdenum, at the quarter-end price of $35.25 per pound.  These sales are subject to final pricing in the third quarter of 2005.  Based on the changes in the market price of copper and molybdenum at July 22, 2005, receivables of our Peruvian operations and our Mexican open-pit operations would have decreased by $3.8 million and $16.8 million, respectively, if the Company would have used these market prices in its forward sales adjustment.

The table below presents information regarding the volume of our copper sales by segment for the three and six-month periods ended June 30, 2005 and 2004.

Copper sales (tons):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Copper:
Peruvian operations	82,501	108,373	162,617	178,810
Mexican Open-pit	86,326	76,508	193,714	162,640
Mexican IMMSA unit	4,911	4,362	33,919	15,251
Inter segment elimination	(2,636)	(1,975)	(55,712)	(10,061)
Total copper sales	171,102	187,268	334,538	346,640

The table below presents information regarding the volume of sales by segment of our significant byproducts for the three and six-month periods ended June 30, 2005 and 2004.

Byproduct sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Peruvian operations
Molybdenum contained in concentrates (tons)	2,323	2,214	5,296	4,420
Silver (‘000 ounces)	820	1,161	1,764	2,101

Mexican Open-pit
Molybdenum contained in concentrates (tons)	952	1,066	1,937	2,009
Zinc-refined and in concentrate (tons)	11,115	9,702	22,172	23,036
Silver (‘000 ounces)	1,425	1,758	4,589	4,035

Mexican IMMSA unit
Zinc-refined and in concentrate (tons)	32,401	29,499	66,881	60,482
Silver (‘000 ounces)	3,124	2,860	5,827	5,518

Intersegment elimination
Zinc	(7,665)	(7,897)	(17,294)	(22,617)
Silver	(648)	(762)	(2,441)	(1,661)

Total Byproduct sales
Molybdenum contained in concentrates (tons)	3,275	3,280	7,233	6,429
Zinc-refined and in concentrate (tons)	35,851	31,304	71,759	60,901
Silver (‘000 ounces)	4,721	5,016	9,739	9,993

At June 30, 2005, the Company has recorded provisionally priced sales of 105.2 million pounds of copper, at an average forward price of $1.56 per pound. Also the Company has recorded provisionally priced sales of 6.4 million pounds of molybdenum at the quarter-end market price of $35.25 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur in the third quarter of 2005.

At July 22, 2005, the market price of the copper and molybdenum increased(decreased) by $0.05 and $(4.0) per pound respectively.  Therefore the Company’s accounts receivable as of June 30, 2005 would have changed by $5.1 millions and $(25.7) millions respectively, if the Company would have used these market prices in its sales forward price adjustment.

Operating Costs and Expenses: Operating costs and expenses were $509.5 million in the second quarter of 2005 compared with $380.1 million in the second quarter of 2004.  Cost of sales for the three months ended June 30, 2005 was $413.1 million compared with $311.4 million in the comparable 2004 period.  The increase in cost of sales is attributable to increases in the cost of fuel and power, $8.7 million of mining royalties, $22.9 million of purchased copper and an increase of $30.1 million in the provision for workers’ participation. The provision for workers participation is accrued at 8% and 10% of pre-tax earnings in our Peruvian and Mexican operations, respectively.  Included in the three month and six month 2005 results, are adjustments of $6.9 million and $28.2 million, respectively, related to a change in the base of calculation for the Mexican workers’ participation, see “Liquidity and capital resources” for a discussion of this matter.

Operating costs and expenses for our Peruvian operations, Mexican open-pit operations and IMMSA unit were $200.1 million, $259.7 million and $49.7 million, respectively, in the second quarter of 2005, compared with $197.1 million, $144.4 million and $38.6 million, respectively, for the second quarter of 2004.  Increases in the cost of power and fuel affected all of our segments in 2005.  In addition, our Peruvian operations recorded an increase of $5.1 million for workers’ participations and $8.7 million for mining royalties.  Included in three month results of the Mexican open-pit operations and the IMMSA unit are charges of $6.9 million, related to a change in the base of calculation for workers’ participation.

For the first half of 2005, operating cost and expenses were $984.0 million compared with $710.5 million in the first half of 2004. Cost of sales for the 2005 period was $802.7 million, compared with $574.0 million in the 2004 six-month period. The cost of sales increase of $228.7 million in 2005 was the result of an increase in power and fuel costs, $15.6 million of mining royalties, $36.2 millions of purchased copper and a $70.7 million increase in workers’ participation.

For the first half of 2005 operating costs and expenses for our Peruvian operations, Mexican open-pit operations and IMMSA unit were $402.3 million, $501.2 million and $80.5 million, respectively, compared to $334.1 million, $311.5 million and $64.9 million, respectively in the 2004 six-month period.  Increases in power and fuel affected all segments in 2005.  In addition, our Peruvian operation recorded a royalty charge of $15.6 million in the six-month 2005 period.  Workers’ participations increased in all segments in the 2005 period and our Mexican open-pit operation and IMMSA unit recorded workers’ participations related to a change in the base of calculation.

Non-operating income (expense):  Interest expense in the second quarter of 2005 and the first six months of 2005 was approximately 33% and 30% lower than the comparable 2004 periods, respectively.  These decreases in the 2005 periods are largely attributable to reductions in debt levels.

In the three month and six month periods ended June 30, 2005 we recorded losses on derivative instruments of $4.8 million and $12.1 million, respectively.  These losses are principally related to our copper swaps. The second quarter results include a loss of $2.7 million related to our interest rate swap program.  See note F to our consolidated combined financial statements for more information on this program.

In the three month and six month periods ended June 30, 2005 we recorded loss on debt prepayments of $6.1 million and $10.1 million, respectively.  The second quarter amount includes a $5.7 million premium paid on the retirement of a portion of MM’s Yankee bonds.   We, also, paid a prepayment penalty of $2.0 million on the retirement of our Peruvian bonds, $1.7 million of which was recorded in the first quarter. In addition, we wrote off $2.3 million of previously capitalized bond issuance cost.

Other (expense)income in the second quarter of 2005 and 2004 amounted to $(2.4) million and $19.3 million, respectively.  In the second quarter of 2004, our Mexican subsidiary sold non-core property in Monterrey, Chihuahua and other locations and gains of $22.3 millions were recognized on these sales and are included in other income (expense) on our consolidated combined financial statements.

Taxes on Income:  Taxes on income for the six months ended June 30, 2005, were $252.9 million, compared with $171.9 million for the same period in 2004.  The increase was principally due to higher earnings in 2005.  The effective tax rate for the six months ended June 30, 2005, was 29.2% compared to 29.7% for the same period in 2004.  Included in the 2005 tax provision is a refund of $43.4 million received by our Mexican subsidiary for asset-based taxes (minimum income tax) paid in prior years.  Without the benefit of this credit the Company’s effective tax rate for the 2005 period would increase to 34.2%.  The disparity in the tax rates is the result of an increase in permanent difference in our Mexican operations, substantially all of which is related to a one time non-deductible expense of $28.2 million for workers’ participation resulting from a change in law regarding the basis of calculation.

CASH FLOW

The following table shows the changes in cash flow for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in million)
	2005	2004	2005	2004

Net cash provided from operating activities	$192.0	$298.3	$534.3	$437.3
Net cash used for investing activities	(8.0)	(24.0)	(113.1)	(74.2)
Net cash used for financing activities	(452.5)	(229.1)	(672.3)	(264.5)
Effect of exchange rate changes on cash	4.7	5.2	11.6	4.8
Increase (decrease) in cash and cash equivalents	$(263.8)	$50.4	$(239.5)	$103.4

Second Quarter: Net cash provided by operating activities was $192.0 million in the second quarter of 2005, compared with $298.3 million in 2004 period.  The main reasons for this significant decrease is a decrease of $286.0 million in working capital contribution, largely due to payment of income tax and workers’ participation liabilities offset somewhat by an increase in earnings.

Net cash used in investing activities was $8.0 million in the second quarter of 2005 including $69.0 million for capital expenditures and $13.6 million of other investing activities offset by $74.3 million proceeds from the sale of marketable securities. The capital expenditures included investments at our Peruvian operations of $34.7 million for the Ilo smelter modernization project, $5.2 million for the Toquepala leach dump project and $11.2 million for various other maintenance and replacement expenditures.

In addition, we spent $17.9 million for maintenance and replacement assets at our Mexican operations.  In the second quarter of 2004, cash used for investing activities was $24.0 million.  The Company anticipates that capital expenditures will be higher in the second half of 2005 as major projects move forward.

Net cash used in financing activities in the second quarter of 2005 was $452.5 million, compared with $229.1 million in the second quarter of 2004.  The second quarter of 2005 includes a dividend distribution of $350.0 million, compared with a distribution of $43.4 million in the second quarter of 2004.  Additionally, in the second quarter of 2005, we repurchased $94.6 million of MM’s Yankee bonds, paid down $30 million of Peruvian bonds and made a $5 million loan payment to Mitsui.

Six Months: Net cash provided by operating activities was $534.3 million in the first six months of 2005, an increase of $97.0 million over the comparable 2004 period.  The increase was principally due to earnings.

Cash used in investing activities was $113.1 million in the six-month period ended June 30, 2005. This includes $142.6 million of capital expenditures and net proceeds of $45.3 million from the redemption (purchase) of marketable securities. The significant capital expenditures included investments at our Peruvian operations of $65.3 million for the Ilo smelter modernization project, $16.7 million for the Toquepala leach dump project and $19.6 million for maintenance and replacement assets. In addition, $41.0 million was expended on our Mexican operations.  In the six months period ended June 30, 2004, cash used for capital expenditures was $89.2 million.  The increase is principally due to the investment in smelter modernization, the Toquepala mine leaching project and mining equipment.

Cash used in financing activities for the six months ended June 30, 2005 was $672.3 million, compared with $264.5 million provided in the comparable 2004 period. The six months ended June 30, 2005, included dividend distributions of $450.0 million, compared with $65 million in 2004 and net debt payments of $218.6 million compared to $193.8 million in the six month 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

On July 27, 2005 the Company issued $200 million 6.375% Notes due 2015 and $600 million 7.5% Notes due 2035.  The Notes are senior unsecured obligations of Southern Peru.  The net proceeds from the issuance and sale of the Notes were used to repay outstanding indebtedness of Southern Peru and its subsidiary, Minera Mexico, under their $200 million and $600 million ($480 million outstanding) credit facilities, respectively, and the balance will be used for general corporate purposes, including repayment of additional debt.

On May 13, 2005, the Company paid a dividend of $2.3776 per share, totaling $350 million.  On July 15, 2005, the Company announced a dividend of $1.043 per share, totaling $153.6 million, payable August 19, 2005 to shareholders of record at the close of business on August 5, 2005.

In January 2005, SPCC signed a $200 million credit facility with a group of banks led by Citibank, N.A.  In the first quarter of 2005, proceeds of this credit facility were used to prepay $170 million of the bonds issued under SPCC’s Peruvian bond program.  In April 2005 an additional drawdown of $30 million was used to prepay the remaining outstanding bonds.  The Company capitalized $2.8 million of costs associated with this facility.  The Company paid a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.  Additionally, the Company wrote off $2.3 million of previously capitalized bond issuance cost.  Both amounts are included in the statement of earnings on the line item “Loss on debt prepayments”. On July 28,2005 this credit facility was repaid, see above.

On March 30, 2005, we prepaid $120 million of the principal amount outstanding under MM’s $600 million Citibank credit facility. On July 28, 2005 the remaining balance, $480 million, of this credit facility was repaid, see above. In addition, on May 5,

2005, we repurchased $94.6 million outstanding Yankee bonds.  In connection with this purchase we paid a premium of $5.7 million, which has been charged to earnings under the caption “Loss on debt prepayment”.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and bring SPCC into compliance with PAMA requirements.  In July 2003, we awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holding Limited).  The project is using the Australian ISASMELT technology and the Company believes that it will comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established by the PAMA.  The new estimated cost of this project is $500 million including $219.3 million expended through June 30, 2005.

The Company has, on hand, sufficient funds to continue this project but significant funds may be necessary for its completion.  The Company plans to finance its currently foreseeable liquidity requirements with cash on hand, funds from operations and other financing sources.

In May 2005, the Mexican Supreme Court rendered a decision that changed the method of computing the amount of statutory worker’s profit sharing required to be paid by some Mexican companies, including our Minera México subsidiary.  The Supreme Court’s ruling in effect prohibited the application of net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts.  We are currently evaluating the possibility of a judicial challenge to this ruling.  Nevertheless, we have elected to recognize in our results of operations for the first six months of 2005 a charge to earnings reflecting preliminary estimates of $28.2 million for workers’ profit sharing related to 2004 in addition to our year-to-date estimate or our potential 2005 liability.  The 2004 workers’ profit sharing liability estimate may vary in subsequent interim periods as we continue to evaluate the basis of this calculation.  In addition, the ruling may affect our future results of operations and liquidity to the extent we pay higher workers’ profit sharing amount.

At June 30, 2005 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 27.2% as compared with 32.0% at December 31, 2004.  At June 30, 2005, the Company’s cash and marketable securities amounted to $471.2 million compared to $756.0 million at December 31, 2004.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months, Ended June 30,				Six Months, Ended June 30,
	2005		2004		2005		2004
	$ Million	¢ per pound	$ Million	¢ per pound	$ Million	¢ per pound	$ Million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	483.7	129.3	359.1	90.4	934.2	126.0	669.3	85.3
Add:
Selling, general and administrative expenses	20.4	5.5	17.4	4.4	39.0	5.3	34.0	4.3
Treatment and refining charges	10.8	2.9	6.2	1.6	15.4	2.1	13.6	1.7
Less:
By products revenue	(391.6)	(104.7)	(225.2)	(56.7)	(802.0)	(108.2)	(387.1)	(49.3)
Depreciation, amortization and depletion	(70.5)	(18.9)	(47.8)	(12.0)	(131.5)	(17.7)	(95.3)	(12.1)
Workers participation	(50.6)	(13.5)	(20.5)	(5.2)	(107.7)	(14.5)	(37.0)	(4.7)
Royalty charge and other	(23.8)	(6.3)	(3.7)	(1.0)	(31.8)	(4.4)	(8.4)	(1.1)
Inventory change	11.4	3.0	13.4	3.4	14.9	2.0	44.2	5.6
Operating cash cost	(10.2)	(2.7)	98.9	24.9	(69.5)	(9.4)	233.3	29.7

Add by products revenue	391.6	104.7	225.2	56.7	802.0	108.2	387.1	49.3

Operating cash cost, without by products revenue	381.4	102.0	324.1	81.6	732.5	98.8	620.4	79.1

Total pounds of copper produced and purchased, in million		374.0		397.4		741.3		784.6

Impact of New Accounting Standards

Please see note “L” to our consolidated combined financial statements – page 21.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico, D.F., July 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Peru Copper Corporation:

We have reviewed the accompanying condensed consolidated combined balance sheet of Southern Peru Copper Corporation and subsidiaries (a Delaware Corporation) as of June 30, 2005 and the related condensed consolidated combined statements of earnings and cash flows for each of the three-month periods ended June 30, 2005 and 2004. These interim consolidated combined financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated combined financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews we are not aware of any material modifications that should be made to the accompanying consolidated combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

PRICEWATERHOUSECOOPERS

Part II - OTHER INFORMATION

Item 1 - Legal Procedures

The information provided in Note I to the consolidated combined financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on May 16, 2005, the holders of the Common Stock, voting as a class, were asked to elect two directors, the holders of Class A Common Stock, voting as a class, were asked to elect 11 directors, and both classes, voting together, were asked to approve the extension of the term of the Company’s Directors’ Stock Award Plan and to ratify the selection of PricewaterhouseCoopers, as independent accountants for 2005.

Votes cast in the election of directors by holders of Common Stock were as follows:

	Number of Shares
Names	For	Withheld
Luis Miguel Palomino Bonilla	9,357,130	182,420
Gilberto Perezalonso Cifuentes	8,448,176	1,091,374

In the election of the directors by holders of Class A Common Stock, each of the following directors received 65,900,833 votes and no votes were withheld.

Germán Larrea Mota-Velasco	Harold S. Handelsman
Oscar González Rocha	Genaro Larrea Mota-Velasco
Emilio Carrillo Gamboa	Armando Ortega Gómez
Jaime Fernando Collazo González	Juan Rebolledo Gout
Xavier García de Quevedo Topete	Carlos Ruiz Sacristán
J. Eduardo González Félix

Accordingly, each individual was duly elected as a director of the Corporation to serve his term of office or until his successor has been duly elected and qualified.

Stockholders approved the extension of the term of the Company’s Directors’ Stock Award Plan as follows:

	For	Against	Abstain
Common Stock	4,386,112	1,318,283	949,915
Class A Common Stock	329,504,165	—	—
Total	333,890,277	1,318,283	949,915

Stockholders ratified the selection of the independent accountants as follows:

	For	Against	Abstain
Common Stock	9,293,282	204,876	41,392
Class A Common Stock	329,504,165	—	—
Total	338,797,447	204,876	41,392

Item 6.    Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

Part II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN PERU COPPER CORPORATION
(Registrant)

/s/ Oscar González Rocha
Oscar González Rocha
President and Chief Executive Officer
Date: August 5, 2005

/s/ J. Eduardo González Félix
J. Eduardo González Félix
Date: August 5, 2005	Vice President, Finance and Chief Financial Officer