Form 10-Q
period 2005-09-30
SOUTHERN COPPER CORP/
filed 2005-11-09
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2005

Third Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005	Commission file number 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-3849074 (I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ (Address of principal executive offices)	85016 (Zip Code)

Registrant’s telephone number, including area code	(602) 977-6595

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

Yes  ☒     No  ☐

As of October 31, 2005 there were outstanding 147,228,025 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

INDEX TO FORM 10-Q

Part I. Financial Information:

Item 1.	Condensed Consolidated Combined Financial Statements (unaudited)

Condensed Consolidated Combined Statement of Earnings three months and nine months ended September 30, 2005 and 2004

Condensed Consolidated Combined Balance Sheet September 30, 2005 and December 31, 2004

Condensed Consolidated Combined Statement of Cash Flows three months and nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Combined Financial Statements

Items 2. and 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

Independent Accountants’ Report

Part II. Other Information:

Item 1.	Legal Procedures

Item 4.	Submission of Matter to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit 3.1	Amended and Restated Articles of Incorporation dated September 20, 2005

Exhibit 15	- Independent Accountants Awareness Letter

Exhibit 31.1	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Combined Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except for per share amounts)
Net sales:
Non affiliates	$1,027,701	$713,397	$2,916,652	$1,996,589
Affiliates	2,492	26,136	17,628	67,692
Total net sales	1,030,193	739,533	2,934,280	2,064,281

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	382,994	348,403	1,185,669	922,427
Selling, general and administrative	20,199	17,259	59,202	51,257
Depreciation, amortization and depletion	74,818	48,065	206,329	143,365
Exploration	6,361	3,311	17,205	10,547
Total operating costs and expenses	484,372	417,038	1,468,405	1,127,596

Operating income	545,821	322,495	1,465,875	936,685

Interest expense	(26,454)	(30,243)	(71,266)	(93,882)
Capitalized interest	6,056	3,069	12,316	7,614
Gain (loss) on derivative instruments	3,717	—	(8,404)	—
Loss on debt prepayments	(12,530)	—	(22,629)	—
Gain on disposal of property	—	20,682	2,084	42,998
Other income (expense)	1,898	(3,751)	(1,774)	(6,620)
Interest income	5,051	1,655	13,541	5,280

Earnings before taxes on income and minority interest	523,559	313,907	1,389,743	892,075

Taxes on income	152,573	93,260	405,443	265,183
Minority interest	1,576	3,868	4,598	11,597

Net earnings	$369,410	$216,779	$979,702	$615,295

Per common share amounts:
Net earnings—basic and diluted	$2.51	$1.47	$6.65	$4.18
Dividends paid	$1.04	$0.76	$4.67	$1.57
Weighted average common shares outstanding (Basic)	147,228	147,225	147,227	147,224
Weighted average common shares outstanding (Diluted)	147,228	147,225	147,227	147,224

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED BALANCE SHEET

(Unaudited)

	September 30, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$766,870	$710,707
Marketable securities	—	45,267
Accounts receivable trade:
Non affiliates	325,259	425,790
Affiliates	4,532	15,353
Accounts receivable—other	63,982	33,081
Inventories	384,155	352,377
Prepaid and other current assets	27,999	52,966
Total current assets	1,572,797	1,635,541

Net property	3,186,763	3,068,486
Capitalized mine stripping, net	300,819	318,116
Leachable material, net	180,001	134,621
Intangible assets, net	121,351	123,496
Other assets, net	35,175	38,933
Total Assets	$5,396,906	$5,319,193

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$152,314
Accounts payable	154,920	142,362
Accrued income taxes	206,027	293,295
Due to affiliated companies	48,705	66,524
Deferred income taxes	7,192	42,500
Accrued workers’ participation	131,960	84,245
Other accrued liabilities	29,527	180,678
Total current liabilities	588,331	961,918

Long-term debt	1,215,249	1,177,974
Deferred income taxes	267,237	243,600
Other liabilities	120,611	105,179
Asset retirement obligation	5,924	5,643
Total non-current liabilities	1,609,021	1,532,396

Commitments and Contingencies (Note I)

MINORITY INTEREST	11,634	11,284

STOCKHOLDERS’ EQUITY
Common stock	1,474	1,474
Additional paid-in capital	726,382	728,265
Accumulated comprehensive income	2,464,530	2,088,445
Treasury stock	(4,466)	(4,589)
Total Stockholders’ Equity	3,187,920	2,813,595

Total Liabilities, Minority Interest and Stockholders’ Equity	$5,396,906	$5,319,193

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES

Net earnings	$369,410	$216,779	$979,702	$615,295
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	74,818	48,065	206,329	143,365
Capitalized mine stripping and leachable material	(25,353)	(21,831)	(77,898)	(65,675)
Remeasurement loss (income)	(1,089)	8,424	10,946	3,721
Provision for deferred income taxes	(51,653)	26,766	(18,217)	46,685
Gain on sale of property	—	(20,682)	(2,084)	(42,998)
Loss (gain) on derivative instruments	(3,717)	—	8,404	—
Loss on debt prepayments	12,530	—	22,629	—
Minority interest	1,576	3,868	4,598	11,597

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(85,814)	(34,675)	46,061	(103,482)
Inventories	(15,620)	(22,930)	(31,778)	(77,028)
Accounts payable and accrued liabilities	261,259	89,920	(42,108)	171,850
Other operating assets and liabilities	(77,994)	(18,839)	(113,969)	8,809
Net cash provided from operating activities	458,353	274,865	992,615	712,139

INVESTING ACTIVITIES
Capital expenditures	(120,694)	(59,906)	(263,311)	(149,138)
Purchase of marketable securities	—	—	(74,339)	—
Sales of marketable securities	—	—	119,606	—
Other	4,699	923	(11,678)	(6,326)
Sales of property	546	20,682	1,177	42,998
Net cash used for investing activities	(115,449)	(38,301)	(228,545)	(112,466)

FINANCING ACTIVITIES
Debt repaid	(680,080)	(150,461)	(1,098,685)	(344,251)
Debt incurred	793,646	—	993,646	—
Escrow on long-term loans	—	—	(311)	(5,241)
Dividends paid to common stockholders	(153,556)	(60,413)	(603,599)	(125,386)
Distributions to minority interest	(650)	(471)	(4,159)	(978)
Other	—	(6)	123	(33)
Net cash used for financing activities	(40,640)	(211,351)	(712,985)	(475,889)

Effect of exchange rate changes on cash and cash equivalents	(6,560)	(15,811)	5,078	(10,972)

Increase in cash and cash equivalents	295,704	9,402	56,163	112,812
Cash and cash equivalents, at beginning of period	471,166	455,020	710,707	351,610

Cash and cash equivalents, at end of period	$766,870	$464,422	$766,870	$464,422

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Supplemental disclosure of cash flow information: Cash paid during the period for:
Interest	$20,469	$33,403	$66,274	$88,363
Income taxes	$122,624	$28,381	$569,309	$115,491

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, formerly named Southern Peru Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated combined financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of operations and cash flows for the three months and nine months ended September 30, 2005 and 2004.  The condensed consolidated combined financial statements for the three months and nine months period ended September 30, 2005 and 2004 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent public auditors whose report dated October 14, 2005, is presented on page 37.  The results of operations for the three months and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated combined financial statements should be read in conjunction with the combined financial statements at December 31, 2004 included in the Company’s Registration Statement on Form S-3 dated June 6, 2005, as amended and the combined financial statements included in the Company’s Registration Statement on Form S-4, dated October 28, 2005.

On April 1, 2005, the Company acquired Minera México S.A. de C.V. (“MM”) from Americas Mining Corporation (“AMC”), a subsidiary of Grupo México S.A. de C.V., the controlling stockholder of the Company.  The Company exchanged 67,207,640 newly-issued shares of its common stock for the outstanding shares of MM’s direct majority stockholder, and MM became a 99%-owned subsidiary of the Company.  As a part of this transaction, the Company paid a special transaction dividend of $100 million to all of its stockholders.  Upon completion of the merger, Grupo México increased its indirect beneficial ownership of the Company’s capital stock from approximately 54.2% to approximately 75.1%. The Company now owns 99.95% of Minera Mexico.  The Company is now in the process of integrating the two companies that had previously been affiliated but operated independently.

The April 2005, transaction is accounted for in a manner similar to a pooling of interests, since it involves the combination of entities under common control.  Accordingly, all of MM’s historical assets and liabilities are combined with SCC on a historical cost basis for all periods prior to April 1, 2005, since they were under common control during all of these periods.  The difference in the value of the new shares is recognized in equity. The results of operations, cash flows and balance sheet for periods prior to April 1, 2005, have also been prepared on a combined basis and intercompany balances and transactions have been eliminated.

B.             Common Stock:

In connection with the acquisition of MM, the Company’s class A common stock was converted into common stock and preferential voting rights were eliminated.  On June 9, 2005, Cerro Trading Company, Inc., SPC Investors L.L.C., Phelps Dodge Overseas Capital Corporation and Climax Molybdenum B.V., subsidiaries of two of SCC’s founding shareholders’ and affiliates, sold their equity holdings in SCC.

C.             Inventories were as follows:

(in millions)

	September 30, 2005	December 31, 2004
Metals at lower of average cost or market:
Finished goods	$33.6	$22.1
Work-in-process	208.7	187.2
Supplies at average cost	141.9	143.1
Total inventories	$384.2	$352.4

D.    Income Taxes:

The Company’s income tax provision for the nine months ended September 30, 2005 and 2004 was $405.4 million and $265.2 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2005 and 2004 periods are 29.2% and 29.7%, respectively.  While these tax rates are comparable, included in the 2005 tax provision is a refund of $43.4 million received by our Mexican subsidiary for asset-based taxes (minimum income tax) paid in prior years.  Without the benefit of this credit the Company’s effective tax rate for the 2005 period would increase to 32.3%.  The disparity in the tax rates is the result of an increase in expenses that are not deductible in computing income tax for our Mexican operations, substantially all of which is related to a one time non-deductible expense of $31.1 million for workers’ participation resulting from a change in law regarding the basis of calculation.

E.              Provisionally Priced Sales:

At September 30, 2005, the Company has recorded provisionally priced sales of 95.9 million pounds of copper, at an average forward price of $1.76 per pound. Also the Company has recorded provisionally priced sales of 8.7 million pounds of molybdenum at the quarter-end market price of $34.00 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will largely occur in the fourth quarter of 2005.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2005:

Copper (million lbs.)	Priced at	Month of Settlement
62.1	1.77503	October 2005
19.1	1.75012	November 2005
8.1	1.71753	December 2005
2.2	1.69031	January 2006
4.4	1.66355	February 2006
95.9	1.75822

Molybdenum (million lbs.)	Priced at	Month of Settlement
5.0	34.00000	October 2005
2.2	34.00000	November 2005
1.4	34.00000	December 2005
0.1	34.00000	January 2006
8.7	34.00000

Provisional sales adjustment, including invoices pending of final analysis, booked in accounts receivable and net sales, were as follows at September 30, 2005:

	2005	2004
Copper	$3.9	$25.0
Molybdenum	22.7	13.7
Total	$26.6	$38.7

At October 31, 2005, the market price of copper and molybdenum increased(decreased) by $0.14 and $(3.20) per pound, respectively.  Therefore the Company’s accounts receivable as of September 30, 2005, would have decreased by $14.7 million, if the Company would have used these market prices in its forward sales price adjustment.

F.              Derivative Instruments:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices and interest rate risk exposure.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper swaps:

In the first half of 2005, the Company entered into copper swap contracts to protect a portion of its 2005 copper production for future sales at a fixed copper price.  The Company recorded losses of $9.4 million related to these copper swap contracts in the nine month period of 2005.  These losses are recorded as non-operating items on the condensed consolidated combined statement of earnings.

At September 30, 2005, the Company did not hold any open copper swaps.

In the first two weeks of October 2005, the Company entered into copper swap contracts to protect 63.1 million pounds of copper in October 2005 at prices of $1.90 per pound and $1.879 per pound.  These contracts are as follows:

Pounds (in millions)	Period	Copper swap Price (1)
30.0	October 7-27, 2005	$1.879 (COMEX)
33.1	October 11-27, 2005	$1.900 (COMEX)

(1)          SCC will receive (pay) if the actual average COMEX copper price for period is under (over) swap price on quantity hedged.  As a result of these transactions, SCC lost $1.7 million which will be recorded in the fourth quarter of 2005.

Interest rate swaps:

In October 2004, MM and Citibank-Banamex entered into an interest rate swap agreement for a notional principal amount of $600 million.  Under this agreement, MM agreed to pay Banamex a fixed rate equivalent to 3.49% and, in exchange, Banamex agreed to pay a variable rate equivalent to 3-month LIBOR.  Payments under the interest rate swap are scheduled to match the interest payment dates of the $600 million Citibank credit facility.  Additionally, in April 2005, the Company entered into a contract to hedge interest rate exposure on $120 million of its $200 million Citibank credit facility.  Under this contract the Company pays fixed rate interest payments at 4.46% and receives a variable rate equivalent to three month LIBOR.  Payments under the interest rate swap are scheduled to match the interest payment dates of the $200 million credit facility.  Both of these loan facilities were repaid and the related swaps were terminated in July 2005.  As a result of this transaction the Company recorded gains of $7.7 million and $5.0 million in the third quarter and first nine months of 2005, respectively.

On July 19, 2005 the Company entered into a one day interest rate swap contract on $700 million of its $800 million notes issued.  Under this contract, the Company makes fixed rate interest payments at 4.46% and receives a variable rate equivalent to 5.375% of treasury bonds maturing on February 15, 2031.  As a result of this transaction, the Company recorded a loss of $4.0 million in the condensed consolidated combined statement of earnings for the cost of terminating this transaction.

The Company recorded net gains of $3.7 million and $1.0 million related to the interest swap transactions in the third quarter of 2005 and the first nine months of 2005, respectively.  These gains are recorded as non-operating income on the condensed consolidated combined statement of earnings.  At September 30, 2005, the Company did not hold any open interest rate swap contracts.

G.             Debt and Credit Facilities:

On July 27, 2005 the Company issued $200 million 6.375% Notes due 2015 and $600 million 7.5% Notes due 2035.  The notes are senior unsecured obligations of the Company.  The Company paid $8.8 million of costs related to the issuance of these notes.  The net proceeds from the issuance and sale of the notes were used to repay outstanding indebtedness of the Company’s Peruvian and Mexican Operations, under its $200 million and $600 million ($480 million outstanding) credit facilities, respectively, and the balance will be used for general corporate purposes, including repayment of additional debt.  The Company filed a Registration Statement on Form S-4 with respect to these Notes on October 28, 2005.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtness and limitations on consolidations, mergers, sales or conveyances.  All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating.

In January 2005, the Company signed a $200 million credit facility with a group of banks led by Citibank, N.A.  In the first quarter of 2005, proceeds of this credit facility were used to prepay $170 million of the bonds issued under the Company’s Peruvian bond program.  In April 2005 an additional drawdown of $30 million was used to prepay the remaining outstanding bonds.  The Company capitalized $2.8 million of costs associated with this facility.  The Company paid a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.  Additionally, the Company wrote off $2.3 million of previously capitalized bond issuance cost.  Both amounts are included in the condensed consolidated statement of earnings on the line item “Loss on debt prepayments”. On July 28, 2005 this credit facility was repaid and the Company wrote off $2.5 million of deferred financing cost.

On March 30, 2005, the Company prepaid $120 million of the principal amount outstanding under MM’s $600 million Citibank credit facility. On July 28, 2005 the remaining balance, $480 million, of this credit facility was repaid.  Additionally, the Company wrote off $10.2 million of deferred financial cost, $10.0 million of which was charged in the third quarter of 2005.

On May 5, 2005, the Company repurchased $94.6 million of MM’s outstanding senior unsecured bonds (referred to as Yankee bonds).  In connection with this purchase the Company paid a premium of $5.7 million, which is included in the condensed consolidated combined statement of earnings on the line “Loss on debt prepayments”.

H.    Related Party Transaction:

On January 15, 2004, the Company entered into a tolling agreement with ASARCO, LLC (“Asarco”), a former shareholder of the Company and a subsidiary of Grupo Mexico.  Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to Asarco, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company sells to customers in the United States.  The Company has agreed to deliver 60,000 tons of copper to the Asarco refinery in 2005 under the agreement. Deliveries to the Asarco refinery, which are made on a monthly basis, amounted to approximately 29,500 tons through July 7, 2005.  On July 8, 2005 Asarco declared Force Majeure, notifying SPL that because of a strike at their facilities, they would be unable to accept shipments from the Company.  Accordingly, deliveries to the refinery were suspended and the Company has redirected the copper otherwise intended for delivery to the refinery to other customers.  At September 30, 2005 the Company did not have copper at the Asarco refinery.  The Company pays Asarco a tolling charge upon its receipt of copper rods.  These charges are based on competitive market terms.  Through June 9, 2005 the Company sold a portion of the copper treated by Asarco, approximately $13.7 million, to The Marmon Group — Cerro Wire, a stockholder of the Company until June 9, 2005.

As of September 30, 2005 our Mexican operation has $2.2 million net of accounts receivable from sales and services provided to Asarco.

The Company’s Mexican operations have a contract with Ferrocarril Mexicano, S.A. de C.V. (“FerroMex”), a subsidiary of Grupo Mexico, which provides for transportation services.  The Company uses FerroMex’s railroad both to ship a portion of its mine production and to carry supplies to its operations.  The Company pays market-based rates for these services.  In the nine months ended September 30, 2005 and 2004, the Company recorded charges of $18.9 million and $13.1 million, respectively, for this service.

On October 20, 2005, the Company’s board of directors approved the acquisition of 6,386,521 shares of Minera Mexico from Grupo Mexico.  The acquired shares represent 0.81833% of the outstanding shares of Minera Mexico and were purchased at the average closing price of the last 30 days ended October 19, 2005.  The Company now owns 99.95% of Minera Mexico.

I.      Commitments and Contingencies:

Commitments:

Peruvian Operations

Royalty Charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located. In November 2004, more than 5,000 Peruvian citizens filed a request to the Peruvian Constitutional Tribunal to have the law declared unconstitutional. However, in April 2005, the Constitutional Tribunal ruled the royalty law to be constitutional and therefore applicable to mining activities in Peru.  On June 28, 2005 the court dismissed the lawsuit and the Company has decided not to appeal.  Under the new law, the Company is subject to a 1% to 3% royalty charge, based on sales, applicable to the value of the concentrates produced in the Toquepala and Cuajone mines. The Company made provisions of $17.6 million and $26.2 million in 2004 and the first nine months of 2005, respectively, for this new royalty charge, which went into effect as of June 25, 2004. These provisions were included in cost of sales (exclusive of depreciation, amortization and depletion) on the Company’s condensed consolidated combined statement of earnings.

In addition, the Constitutional Tribunal stated that this charge applied to all concessions held in the mining industry, implying that those entities with stability contracts are subject to this charge. The Company believes that this interpretation is incorrect and intends to protest the imposition of the royalty charge on its SX/EW production, which is operating under a tax stability agreement (“Guaranty and Promotional Measures for Investment Contract”).  Provisions made by the Company for the royalty charge do not include approximately $4.8 million of additional potential liability relating to its SX/EW production from June 30, 2004 through September 30 2005.

Power Purchase Agreement:

In 1997, the Company sold its Ilo power plant to an independent power company, Enersur S.A., for $33.6 million.  In connection with the sale, a power purchase agreement was also completed, under which the Company agreed to purchase all of its power needs for its Peruvian operations from Enersur S.A. for twenty years commencing in 1997.

The Company agreed to amend its power purchase agreement in June 2003, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement.  The Company made a one-time contractual payment of $4.0 million to Enersur S.A. under terms of the new agreement. The new agreement releases Enersur S.A. from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization. The Company believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

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

In accordance with Peruvian regulations, in 1996 the Company submitted its Programa de Adecuación y Manejo Ambiental (the Environmental Compliance and Management Program, known by its Spanish acronym, PAMA) to the MEM.  A third-party environmental audit was conducted in order to elaborate the PAMA.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SCC’s PAMA was approved in January 1997 and contains 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that are no longer active and need to be reclaimed or remediated.  By the end of 2004, 31 of these projects were completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala.  The three pending PAMA projects all relate to the Ilo smelter operations.  The primary areas of environmental concern are the smelter reverberatory slag eroded from slag deposits up until 1994, and atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007.  With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holdings Limited).  The Company believes that the selected technology complies with the current environmental regulations.  This project is the Company’s largest short-term capital investment project and is estimated at $500 million, including $294.3 million expended through September 30, 2005.  Beginning in 1995 and continuing while this project is under construction, the Company has established an emissions curtailment program that has allowed the Company to comply with the annual sulfur dioxide air quality standard (established by the MEM in 1996) in the city of Ilo.

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law was amended on May 28, 2004 and again on May 8, 2005.  The current modification establishes that mining companies submit their mine closure plans within one year of publication of final regulations.  On August 16, 2005 final regulations were published and the Company has initiated the preparation of the required mine closure plan.  As part of the law and the qualifying regulations the Company is also required to engage an independent consulting entity to prepare the mine closure plan.  The final plan, which is required by August 2006, is subject to approval by MEM and open to public discussion and comment in the area of Company operations.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law will increase its asset retirement obligations and require future expenditures and amortizations over the life of the mine to satisfy its requirements.  The Company believes the liability for these asset retirement obligations cannot currently be measured, or reasonably estimated, until the Company has substantially completed its mine closure plan and is reasonably confident that it will be approved by MEM in its most material respects.

The Company foresees significant environmental capital expenditures in 2005 and continuing into 2006.  During the first nine months of 2005, $140.3 million of environmental capital expenditures were made on the smelter project, from a 2005 budget of $171 million.

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

Due to the proximity of certain facilities of our Mexican operations near urban centers, the authorities may implement certain measures that may impact or restrain the operation of such facilities.  Any enforcement action to shut down any such facilities may have an adverse effect on the operating results of the relevant subsidiary.

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

Litigation Matters:

Peruvian Operations

1.               Garcia-Ataucuri and Others vs. SCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of 38,763,806.80 “labor shares” to be issued in a proportional way to each in accordance with their time of work with SCC, plus dividends.  The Company conducts its operations in Peru through a registered Branch. Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares. The labor shares litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. We assert that the claims are meritless and that the labor shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system. We do not believe that an unfavorable outcome is reasonably possible. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%. This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise. What remains of the equity participation is now included in the balance sheet caption “Minority interest.”  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers. The cash portion was distributed to the workers after the close of the year. The accrual for this participation was (and continues to be) a current liability of the Company, until paid. In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares. These labor shares represented an equity interest in the enterprise. In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or former employees. The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year. Effective in 1992, the law was amended to its present status. The workers participation in pre-tax profits was set at 8%, with 100% payable in cash. The equity participation component was eliminated from the law. In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law. Approximately 80.8% of the labor shares issued were exchanged for the Company’s common shares, greatly reducing the Minority interest on the Company’s balance sheet. Since 1995, the Company has periodically purchased labor shares on the open market. In 1998, labor shares were renamed “investment shares.”  At September 30, 2005, the investment share interest in the Company’s Peruvian Branch amounted to 0.71%.

As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of “labor shares” (now referred to as “investment shares”) of its Peruvian Branch plus dividends on such shares. This amount corresponds to the total number of labor shares for the full Company workers, and the complaint is seeking to have such shares issued to the plaintiffs in proportional way to each in accordance with their time of work with the Company, plus dividends on such shares.  In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The lower court dismissed the lawsuit in January 2005.  The plaintiffs have appealed to the superior court.

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

Class Action

Three purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the merger transaction between the Company and MM, (the “Transaction”). On January 31, 2005, the three actions—Lemon Bay, LLP v. Americas Mining Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Copper Corporation, et al., Civil Action No. 969-N, and James Sousa v. Southern Copper Corporation, et al., Civil Action No. 978-N—were consolidated into one action titled, In re Southern Copper Corporation Shareholder Derivative Litigation, Consol. C.A. No. 961-N and the complaint filed in Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company’s common stockholders.

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

Mexican Operations

Ejido Land Matter:

In July 1991, the Mexican agricultural community of Pilares de Nacozari Ejido, or Ejido, commenced an action in the first federal district court in Sonora, Mexico against the Mexican Ministry of Agrarian Reform, or the Ministry.  The action alleged improper expropriation of approximately 1,500 hectares of land adjacent to the La Caridad mine on which certain of Mexcobre’s (a subsidiary of Minera Mexico) facilities are currently located.  Mexcobre was not named as a defendant in the action although it was included as an interested third party due to its ownership of the land.  Mexcobre bought the land in question in 1976 from the Banco Nacional de Obras y Servicios Públicos, which had previously acquired it as a beneficiary of the expropriation by the Ministry in 1973 and has alleged legal and physical impossibility of returning the land.

After two previous rulings stating that it is impossible to return the land as a means of restitution, a third and final ruling from the Mexican Appellate District Court instructed the district court judge to resolve the legal and material impossibility of returning the land as a means of restitution.   The district court

judge ruled that it is only partially impossible to physically return the land and ruled that legal impossibility has not been proved.  Mexcobre has filed a complaint (queja) against this ruling. We believe that if the Ejido requests indemnity instead of a return of the land, Mexcobre’s financial liability with respect to such compensation would not be material.

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

Based on the foregoing, IMMSA has initiated two different actions regarding this matter:

(i)                     first, against the Municipality of San Luis Potosí, requesting the annulment of the authorization and licenses granted to Desarrolladora Intersaba, S.A. de C.A. to develop “Villa Magna” within the zinc plant’s safeguard and buffer zone; and

(ii)                  second, against the PROFEPA’s administrative resolution “advising” (rather than enforcing) the Municipality to acknowledge the safeguard buffer zone around IMMSA’s zinc refinery as approved by the Environmental and Natural Resources Ministry.

These actions are awaiting final resolutions.  IMMSA believes that, should the outcome of the above mentioned legal proceedings be adverse to IMMSA’s interests, the construction of the “Villa Magna” housing and commercial development would not, in itself, affect the operations of IMMSA’s zinc plant.

In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosí due to its refusal to issue IMMSA’s use of land permit in respect of its zinc plant.  The Municipality has refused to grant such license based on the argument that IMMSA has failed to submit, as part of the application process, a manifestación de impacto ambiental (environmental impact assessment).  IMMSA believes that the environmental impact assessment is not required because IMMSA will not undertake construction activities. The trial judge has ordered the Municipality to continue the analysis of IMMSA’s request to issue the licencia de uso de suelo (use of land permit).  The municipality has refused to issue the land use permit.  IMMSA is considering whether to file and “amparo” or injunctive relief against such resolution to compel the court to issue the land use permit.

Tax Contingency Matters:

US Internal Revenue Services - IRS

Federal, state and foreign tax authorities regularly audit the Company in the United States and internationally. These audits can result in proposed assessments. In 2002, the US Internal Revenue Service (IRS) has issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996. In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest. Generally, the years 1994 through 1996 are now closed to further adjustment.

The IRS is now completing its field audit of the tax years 2000 through 2002 and had previously completed the field audit work for 1997 through 1999. During the audit of the tax years 1997 through 1999, the IRS questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment. In the fourth quarter of 2003, the Company and the IRS had jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute. In August 2005 the National Office of the IRS responded to the IRS field audit group’s request for technical advice.  The issuance of this technical advice memorandum (TAM) allowed the IRS to close the field audit work of the audit cycles 1997 through 1999 and 2000 through 2002.  The TAM accepts the position of the IRS field office and concludes that the Company is required to capitalize mining costs to its leach dumps based on the weight of material moved, without regard to metal content or recoverability.  On October 5, 2005 the Company filed a formal protest with the IRS to appeal the proposed changes with respect to the TAM conclusion, as well as other items of adjustment proposed by the IRS field audit group.  These other adjustments include the methodology of capitalizing interest, the determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes and the established service fee between the Company and related parties. The Company believes that the positions that it is reporting to the IRS are correct and appropriate.  The Company believes that it has substantial defenses to the proposed IRS adjustments and that adequate provisions have been made so that resolution of any issues raised by the IRS will not have an adverse effect on its financial condition or results of operations. Significant management judgment is required in determining the provision for tax contingencies. The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel. The Company does not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued therefore.

Peruvian Operations:

In Peru the “Superintendencia Nacional de Administración Tributaria” (SUNAT), the Peruvian Tax Administration, regularly audits the Company. These audits can result in proposed assessments.

1)              In year 2002 the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed. SUNAT has challenged the Company’s depreciation method and deduction of other expenses related to charges incurred outside of Peru from 1996 through 1999, and the deduction of certain exchange differences and interest expenses from 1997 through 1999. The Company appealed these various assessments and resolution is still pending.

In February 2003, the Peruvian tax court confirmed SUNAT’s assessments and penalties with regard to depreciation and deductions of other expenses incurred outside of Peru for fiscal years 1996 and 1997.  Consequently, the Company recognized an additional tax and workers participation liability for fiscal years 1998 and 1999 on the amounts assessed by SUNAT. Therefore, in 2003 the Company recorded a charge to workers’ participation, (included in cost of sales (exclusive of depreciation, amortization and depletion) on the statement of earnings) and income tax expense of $0.5 million and $4.4 million, respectively. The Company, however, has not recognized a liability for penalties and interest assessed by SUNAT in connection with the depreciation and other expenses deduction as it considers they are not applicable. The status of the penalty appeals and other tax contingencies is as follows:

a)                          Year 1996:  With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003. This deposit is recorded in other assets on the condensed consolidated combined balance sheet. The Peruvian tax court denied the Company’s appeal in February 2004.  Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru. The Company was not required to issue a deposit for appeal of assessments and rulings with respect to any other years.  This lawsuit is still pending resolution.

b)                         Year 1997:  With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null. According to this tax court resolution, SUNAT issued a new penalty in December 2003.  This penalty and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997 was denied. In this regard, in May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court, seeking the reversal of the ruling of the tax court. In July, 2005 the Superior Court remanded the case to SUNAT for a new pronouncement. SUNAT has appealed the courts decision to the supreme court in Lima.

c)                          SUNAT has not ruled on the interest deductions for 1998 or 1999.

d)                         The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, or 1999, nor has the Company recorded any expense associated with the assessments for the years 2000 and 2001.

e)                          Years 1998 and 1999: The Company’s appeal is still pending resolution by SUNAT.

2)              In December 2004 and January 2005, the Company received assessments and penalties from SUNAT for the fiscal years 2000 and 2001, in which certain deductions taken by the Company were disallowed. SUNAT has objected to the Company’s method of deducting vacation pay accruals in 2000, a deduction in 2000 for a fixed asset write-off, as well as certain other deductions in both years.  The Company has appealed these assessments and resolution is still pending.  The Company received penalties and assessments from SUNAT relating to the treatment of foreign exchange differences for 2000 and 2001, which the Company is contesting before SUNAT.

Mexican Operations

In May 2005, the Mexican Supreme Court rendered a decision that changed the method of computing the amount of statutory workers’ profit sharing required to be paid by some Mexican companies.  The Supreme Court’s ruling in effect prohibited the application of net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts.  The Company has elected to recognize in its results of operations for the first nine months of 2005 $31.1 million for workers’ profit sharing related to 2004 in addition to the 2005 year-to-date estimate of our potential liability.

Labor Matters

In the last several years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.  For example, in Peru on August 31, 2004, unionized workers at the mining units in Toquepala and Cuajone initiated work stoppages and sought additional wage increases based on high metal prices.  The strike was resolved on September 13,

2004.  In Mexico, on July 12, 2004, the workers of Mexicana de Cobre site went on strike asking for the review of certain contractual clauses.  Such a review was performed and the workers returned to work 18 days later.  On October 15, 2004, the workers of Mexicana de Cananea, a subsidiary of Minera Mexico, went on strike, followed by the Mexicana de Cobre workers.  The strike lasted for six days at Mexicana de Cobre and nine days at Mexicana de Cananea.  In both cases, the operations at the Mexican mines ceased until the strike was resolved.  The Company cannot make assurances that they will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on its financial condition and results of operations.

In July 2005, the unionized workers of Asarco commenced a work stoppage, which could have a material adverse effect on Asarco and its business prospects.  A further deterioration of the financial condition of Asarco could result in additional claims being filed against Grupo México and its subsidiaries, including Southern Copper Corporation, Minera México or its subsidiaries.  Any increase in the financial obligations of our parent corporations, as a result of matters related to Asarco or otherwise, could, among other matters, result in our parent corporations attempting to obtain increased dividends or other funding from us.  As a result of various factors, including the work stoppage which commenced in July 2005, on August 9, 2005, Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court of Corpus Cristi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco is in continuing possession of its properties and is operating and managing its businesses as a debtor in possession.  However, it is impossible to predict how the bankruptcy court will ultimately rule with respect to such petitions and the impact such rulings will have on Asarco and its subsidiaries.

Other Legal Matters

Our direct and indirect parent corporations, including AMC and Grupo México, have from time to time been named parties in various litigations involving Asarco.  In March 2003, AMC purchased its interest in SCC from Asarco.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with Asarco’s environmental liabilities and AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  The consent decree is binding solely on the U.S. government.  In October 2004, AMC, Grupo México, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  While Grupo México and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on our parent corporations or us.  Any increase in the financial obligations of our parent corporations, as a result of matters related to Asarco or otherwise, could, among other matters, result in our parent corporations attempting to obtain increased dividends or other funding from us.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage, which could have a material adverse effect on Asarco and its business prospects. A further deterioration of the financial condition of Asarco could result in additional claims being filed against Grupo México and its subsidiaries, including SCC, Minera México or its subsidiaries. As a result of various factors, including the work stoppage, which commenced in July 2005, on August 9, 2005, Asarco, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court of Corpus Christi, Texas. Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries. Asarco is in continuing possession of its properties and is operating and managing its businesses as a debtor in possession.

Asarco believes that by utilizing the Chapter 11 process it can achieve an orderly restructuring of its business and finally resolve, among other contingencies, its environmental and asbestos claims. However, it is impossible to predict how the bankruptcy court will ultimately rule with respect to such petitions and the impact such rulings will have on Asarco and its subsidiaries.

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

On March 17, 2005 Emerging Issues Task Force or “EITF” reached a consensus on issue No.04-06, “Accounting for Stripping costs Incurred during Production in the Mining Industry”, which was ratified by the Financial Accounting Standard Board or “FASB”, on March 30, 2005 and the subsequent modification to the transition provision approved by the “EITF” in its June, 2005 meeting.  The consensus stated that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced (extracted) during the period that the stripping costs are incurred. The Company expects to adopt the guidance on January 1, 2006, with the most significant impact of adoption being on the capitalized stripping asset net of taxes and on retained earnings.

At September 30, 2005, the Company had on its balance sheet $300.8 million of costs associated with capitalized mine stripping, net, which will be impacted by this consensus.  We anticipate that a significant portion of this asset will be written off and equity and net income would be reduced accordingly.  In addition, future-operating income could be negatively impacted to the extent that costs previously capitalized are expensed at a faster rate than we had previously amortized stripping costs.

K.    Segment and Related Information:

The Company operates in a single industry, namely mining copper.  Prior to the April 1, 2005 acquisition of Minera Mexico, the Company determined that its operations in Peru fell within one segment.  With the acquisition of Minera Mexico the Company continues to operate principally in one industry, the mining of copper.  However, because of the demands of managing operations in two countries, effective April 1, 2005, Company management views the new Southern Copper as having three operating segments and manages on the basis of these segments.  Additionally, in mining copper the Company produces a number of metal by-products, most important of which are molybdenum, silver and zinc.  The significant increase in the price of molybdenum over the past two years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.  Added to the segment information is information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

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

The Chief Operating Officer of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

Financial information relating to Southern Cooper’s segments is as follows:

	Three Months Ended September 30, 2005 (dollars in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$395.0	$63.4	$571.8	$—	$1,030.2
Intersegment sales	13.9	21.6	7.9	(43.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	160.1	66.6	191.3	(35.0)	383.0
Exploration	0.9	1.9	3.6	—	6.4
Depreciation, amortization and depletion	49.4	6.1	19.3	—	74.8
Selling, general and administrative expense	7.4	4.0	8.4	0.4	20.2
Operating Income	$191.1	$6.4	$357.1	$(8.8)	545.8
Less:
Interest expense, net					(15.3)
Gain on derivative instruments					3.7
Loss on debt prepayment					(12.5)
Other income (expense)					1.9
Taxes on income					(152.6)
Minority interest					(1.6)
Net Earnings					$369.4

Capital expenditures	15.4	8.9	96.4	—	120.7
Total Assets	$2,366.1	$469.9	$3,194.5	$(633.6)	$5,396.9

	Three Months Ended September 30, 2004 (dollars in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$264.1	$47.3	$428.1	$—	$739.5
Intersegment sales	—	31.1	—	(31.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	137.6	62.8	188.2	(40.2)	348.4
Exploration	0.6	1.2	1.5	—	3.3
Depreciation, amortization and depletion	22.2	5.6	19.9	0.4	48.1
Selling, general and administrative expense	6.8	4.8	6.7	(1.1)	17.2
Operating Income	$96.9	$4.0	$211.8	$9.8	322.5

Less:
Interest expense, net					(25.5)
Gain on disposal of property					20.7
Other income (expense)					(3.7)
Taxes on income					(93.3)
Minority interest					(3.9)
Net Earnings					$216.8

Capital expenditures	8.5	3.1	48.3	—	59.9
Total Assets	$3,105.7	$579.6	$2,256.8	$(998.6)	$4,943.5

	Nine Months Ended September 30, 2005 (dollars in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$1,220.7	$176.5	$1,537.1	$—	$2,934.3
Intersegment sales	88.4	151.4	7.9	(247.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	639.6	255.2	538.1	(247.2)	1,185.7
Exploration	3.3	4.6	9.3	—	17.2
Depreciation, amortization and depletion	132.5	17.4	56.4	—	206.3
Selling, general and administrative expense	20.3	11.6	25.2	2.1	59.2
Operating Income	$513.4	$39.1	$916.0	$(2.6)	1,465.9

Less:
Interest expense, net					(45.6)
Loss on derivative Instruments					(8.4)
Loss on debt prepayment					(22.6)
Gain on disposal of property					2.1
Other income (expense)					(1.8)
Taxes on income					(405.4)
Minority interest					(4.6)
Net Earnings					$979.7

Capital expenditures	41.5	23.8	198.0	—	263.3
Total Assets	$2,366.1	$469.9	$3,194.5	$(633.6)	$5,396.9

	Nine Months Ended September 30, 2004 (dollars in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$830.0	$143.1	$1,091.2	$—	$2,064.3
Intersegment sales	0.2	93.2	—	(93.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	389.9	169.8	465.8	(103.1)	922.4
Exploration	1.1	3.3	6.1	—	10.5
Depreciation, amortization and depletion	68.0	16.7	57.6	1.1	143.4
Selling, general and administrative expenses	18.2	11.6	21.0	0.5	51.3
Operating Income	$353.0	$34.9	$540.7	$8.1	936.7

Less:
Interest expense, net					(81.0)
Gain on disposal of property					43.0)
Other income (expense)					(6.6)
Taxes on income					(265.2)
Minority interest					(11.6)
Net Earnings					$615.3

Capital expenditures	29.2	9.9	110.0	—	149.1
Total Assets	$3,105.7	$579.6	$2,256.8	$(998.6)	$4,943.5

Sales value per segment:

	Three months ended September 30, 2005
(dollars in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated
Copper	$295.3	$11.7	$384.0	$(18.9)	$672.1
Molybdenum	72.5	—	183.8	—	256.3
Other	41.1	73.3	11.9	(24.5)	101.8
Total	$408.9	$85.0	$579.7	$(43.4)	$1,030.2

	Three months ended September 30, 2004
(dollars in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated
Copper	$207.9	$13.9	$312.3	$(8.5)	$525.6
Molybdenum	24.8	—	104.8	—	129.6
Other	31.4	64.5	11.0	(22.6)	84.3
Total	$264.1	$78.4	$428.1	$(31.1)	$739.5

	Nine months ended September 30, 2005
(dollars in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated
Copper	$949.7	$110.8	$952.4	$(180.7)	$1,832.2
Molybdenum	225.8	—	563.6	—	789.4
Other	133.6	217.1	29.0	(67.0)	312.7
Total	$1,309.1	$327.9	$1,545.0	$(247.7)	$2,934.3

	Nine months ended September 30, 2004
(dollars in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated
Copper	$661.2	$53.3	$816.3	$(91.4)	$1,439.4
Molybdenum	74.6	—	245.4	—	320.0
Other	94.4	183.0	29.5	(2.0)	304.9
Total	$830.2	$236.3	$1,091.2	$(93.4)	$2,064.3

The geographic breakdown of Southern Copper’s sales is as follows:

	Three Months, Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
United States	$316.5	$263.7	$943.2	$745.6
Europe	218.9	167.3	586.5	440.6
Mexico	228.0	146.7	639.3	438.8
Peru	15.8	9.7	47.9	31.3
Latin America, excluding Mexico & Peru	181.9	108.8	555.0	274.9
Australia	3.6	—	3.6	—
Asia	65.5	43.3	158.8	133.1
Total	$1,030.2	$739.5	$2,934.3	$2,064.3

Major Customer Segment Information:

For the nine months ended September 30, 2005, the Company has revenues from a copper customer of the Mexican operations, which amounts to 9.8% of total revenue.  Additionally, in the same period a molybdenum customer of the Peruvian operations has made purchases representing 13.8% of total revenue.

L.              Impact of New Accounting Standards:

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, (FAS 143) “Accounting for Asset Retirement Obligations” with regard to existing uncertainties about timing and method of a liability settlement.  FIN 47 requires an entity to recognize a liability if the fair value can be reasonably estimated even though the timing and method of liability settlement may be uncertain.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The effective date of FIN 47 is no later than the end of fiscal years ending after December 15, 2005.  The Company is presently evaluating the impact of the new interpretation; however, management does not expect that the adoption will have a material impact on the Company’s results of operations or financial position.

On March 17, 2005 Emerging Issues Task Force, or EITF, reached a consensus in the issue 04-06, “Accounting for Stripping costs Incurred during Production in the Mining Industry”, which was ratified by the Financial Accounting Standards Board, or FASB, on March 30, 2005 and the subsequent modification to the transition provisions approved by the EITF in its June 15-16, 2005 meeting.  The consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.  The Company expects to adopt the guidance on January 1, 2006, with the most significant impact of adoption being on the capitalized stripping asset, net of taxes and on retained earnings.

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

In September 2005, FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue N° 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”.  The consensus concluded that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for accounting purposes, if they are entered into “in contemplation” of one another.  The EITF also reached a consensus that non monetary exchanges of inventory within the same business should be recognized at fair value.  The consensus reached on EITF Issue N°. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in reporting periods beginning after March 15, 2006.  The Company is currently determining the impact of this Issue on its financial reporting and disclosures.

Part I Items 2 and 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EXECUTIVE OVERVIEW

Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical byproducts are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  Market forces outside of our control largely determine the sales prices for our products.  Our management, therefore, focuses on copper production cost control, production enhancement and prudent and conservative capital structure to improve profitability.  We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) our recent acquisition of Minera Mexico and (iv) the effects of inflation and other local currency issues.

Operating Cash Costs.  An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. A reconciliation of SCC’s cash cost per pound to the cost of sales (including depreciation, amortization and depletion), is presented under the subheading “Non-GAAP Information Reconciliation”, below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less byproducts revenue, depreciation amortization and depletion, worker’s participation and other miscellaneous charges, Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by SCC.  In our calculation of operating cash cost per pound of copper produced we credit against our costs the revenues from the sale of byproducts, principally molybdenum, zinc and silver. We account for this byproduct revenue because we consider our principal business to be the production and sale of copper. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost. The recent surge in the price of molybdenum, however, has had a significant effect on our traditional calculation of cash cost and its comparability between periods. Accordingly, we present cash costs with and without crediting the byproducts revenues against our costs.

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

Our operating cash costs per pound, as defined, are presented in the table below for the three months and nine months ended September 30, 2005 and 2004.  We present cash costs with and without the inclusion of byproduct revenues below, as the recent increases in the price of molybdenum have significantly affected our calculation of cash costs.

	Three Months, Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in cents per pound)		(in cents per pound)
Cash cost per pound of copper produced and purchased	(5.6)	31.8	(8.1)	30.4
Cash cost per pound of copper produced and purchased without byproducts revenue	96.1	89.1	97.9	82.4

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sales is presented below.

As seen on the chart above, our cash cost for the third quarter and nine months of 2005 when calculated with byproducts revenue are a credit of 5.6 cents and 8.1 cents per pound, respectively.  The increased byproducts credit was due to higher molybdenum and zinc prices.  The price of molybdenum in the third quarter and nine months of 2005 averaged $30.06 and $31.71 per pound, as compared to $16.47 per pound and $12.89 per pound in the comparable 2004 periods.  The principal use of molybdenum is in the steel industry; in recent quarters supply deficits have pushed molybdenum prices to new highs.  The price of zinc in the third quarter and nine months of 2005 was approximately 34.1% and 25.5% higher than in the respective periods of 2004.  The impact of the credit for molybdenum revenue was by far the largest effect.  In the third quarter and nine month periods of 2005, molybdenum revenue was a credit of 68.7 cents and 71.1 cents, respectively, as compared to 32.3 cents and 27.1 cents in the comparable 2004 periods.

Our cash cost, excluding byproduct revenues, was higher by 7.0 cents and 15.5 cents in the 2005-third quarter and nine month periods, respectively.  The principal reason for this increase in both 2005 periods was the higher fuel and power cost at both our Peruvian and Mexican operations. In addition, in the nine month 2005 period, copper production was lower by approximately 70 million pounds, due largely to a decrease of approximately 83 million pounds at our Peruvian mines, which includes a 54 million pound decrease at the Cuajone mine due to lower grades.  Our Mexican operations produced approximately 13 million pounds more of copper in the nine month 2005 period, principally as a result of increased mill throughput at La Caridad.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2005 earnings resulting from metal price changes.

	Copper	Molybdenum	Zinc	Silver
Change in metal prices	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$9.5	$18.3	$1.8	$10.5

Minera Mexico Acquisition. On April 1, 2005, we acquired Minera Mexico from Americas

Mining Corporation, a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is the largest mining company in Mexico and the eleventh largest copper producer in the world on a stand-alone basis.  On April 1, 2005, we exchanged 67,207,640 newly issued shares of our common stock for the outstanding shares of Minera Mexico’s direct majority stockholder, and Minera Mexico became our 99.1% owned subsidiary.  As a part of this transaction, on March 1, 2005, we paid a special transaction dividend of $100 million to all of our stockholders.  Upon completion of the merger, Grupo Mexico increased its indirect beneficial ownership of our capital stock from approximately 54.2% to approximately 75.1%.  The Company now owns 99.95% of Minera Mexico.

With this acquisition, we have increased our total reserves of contained copper by 107%, or 23,199 million tons, based on year-end 2004 reserves, and have increased our annual copper production by 81%, equivalent to 320,000 tons of copper, based on 2004 production.  We have begun to integrate aspects of our Peruvian and Mexican facilities and achieve operational synergies.  In August, our Ilo, Peru smelting and refining complex treated 10,000 tons of Cananea concentrate and avoided the prevailing significantly higher costs for these services in the market.  We are working to achieve additional synergistic economies as we further integrate our operations utilizing best practices of our Peruvian and Mexican operations.

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

For the three and nine months ended September 30, 2005 and 2004, inflation and devaluation rates were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005	2004
Peru:
Peruvian inflation rate	(0.17%	)	0.21%		0.85%	3.22%
New Sol/Dollar (change in exchange rate)	2.80%		(3.74%	)	1.89%	(3.52%	)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005		2004
Mexico:
Mexican inflation rate	0.9%	1.7%	1.7%		3.4%
Peso/Dollar (change in exchange rate)	0.1%	0.0%	(3.3%	)	1.9%

ACCOUNTING ESTIMATES

Southern Copper Corporation’s discussion and analysis of its financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon its consolidated combined financial statements, which have been prepared in accordance with US GAAP.  Preparation of these consolidated combined financial statements requires Southern Copper’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, capitalized mine stripping and related estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, fair value of financial instruments and inventory obsolescence.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial and operating results for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in millions)
	2005	2004	2005	2004
Statement of Earnings Data
Net sales	$1,030.2	$739.5	$2,934.3	$2,064.3
Operating costs and expenses	(484.4)	(417.0)	(1,468.4)	(1,127.6)
Operating income	545.8	322.5	1,465.9	936.7
Non-operating expense	(22.2)	(8.6)	(76.2)	(44.6)
Earnings before taxes and minority interest	523.6	313.9	1,389.7	892.1
Taxes on income	(152.6)	(93.3)	(405.4)	(265.2)
Minority interest	(1.6)	(3.8)	(4.6)	(11.6)
Net earnings	$369.4	$216.8	$979.7	$615.3

The table below outlines the average metal prices during the three and nine months periods ended September 30, 2005 and 2004.

Average Metals Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004e	%Change	2005	2004	%Change
Copper ($per pound—LME)	$1.70	$1.29	32	$1.57	$1.27	24
Copper ($per pound—COMEX)	1.70	1.29	32	1.57	1.25	25
Molybdenum ($per pound)	30.06	16.47	83	31.71	12.89	146
Zinc ($per pound—LME)	0.59	0.44	34	0.59	0.47	26
Silver ($per ounce—COMEX)	7.07	6.49	9	7.07	6.48	9

Net Sales: Net sales in the third quarter of 2005 increased $290.7 million to $1,030.2 million from $739.5 million in the comparable period in 2004.  Net sales for the first nine months of 2005 increased $870.0 million to $2,934.3 million, compared with $2,064.3 million for the same period of 2004. The increase in net sales was principally the result of higher copper and molybdenum prices.

The table below presents information regarding the volume of our copper sales by segment for the three and nine-month periods ended September 30, 2005 and 2004.

Copper Sales (tons):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Copper:
Peruvian operations	96,766	99,687	259,382	278,496
Mexican Open-pit	78,885	71,096	274,442	233,631
Mexican IMMSA unit	2,912	4,605	36,831	19,855
Inter segment elimination	(10,014)	(2,870)	(67,569)	(12,823)
Total copper sales	168,549	172,518	503,086	519,159

The table below presents information regarding the volume of sales by segment of our significant byproducts for the three and nine-month periods ended September 30, 2005 and 2004.

Byproduct Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Peruvian operations
Molybdenum contained in concentrates (tons)	2,977	2,878	8,273	7,297
Silver (‘000 ounces)	1,034	1,162	2,797	3,263

Mexican Open-pit
Molybdenum contained in concentrates (tons)	1,174	663	3,111	2,672
Zinc-refined and in concentrate (tons)	13,205	11,284	35,818	34,393
Silver (‘000 ounces)	1,062	1,529	5,651	5,690

Mexican IMMSA unit
Zinc-refined and in concentrate (tons)	32,790	35,218	99,671	95,699
Silver (‘000 ounces)	2,387	3,086	8,224	8,604

Intersegment elimination
Zinc-refined and in concentrate (tons)	(14,815)	(11,157)	(32,550)	(33,846)
Silver (‘000 ounces)	(167)	(875)	(2,618)	(2,662)

Total Byproduct sales
Molybdenum contained in concentrates (tons)	4,151	3,541	11,384	9,969
Zinc-refined and in concentrate (tons)	31,180	35,345	102,939	96,246
Silver (‘000 ounces)	4,316	4,902	14,054	14,894

At September 30, 2005, the Company has recorded provisionally priced sales of 95.9 million pounds of copper, at an average forward price of $1.76 per pound. Also the Company has recorded provisionally priced sales of 8.7 million pounds of molybdenum at an average price of $34.00 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the last quarter of 2005.

At October 31, 2005, the market price of the copper and molybdenum increased(decreased) by $0.14 and $(3.20) per pound respectively.  Therefore the Company’s accounts receivable as of September 30, 2005 would have decreased by $14.7 million, if the Company would have used these market prices in its provisionally priced sales adjustment.

Operating Costs and Expenses: Operating costs and expenses were $484.4 million in the third quarter of 2005 compared with $417.0 million in the third quarter of 2004.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2005 was $383.0 million compared with $348.4 million in the comparable 2004 period.  The increase in cost of sales is attributable to an increase of $13.4 million in the cost of fuel and power, $2.7 million of mining royalties and an increase of $28.7 million in the provision for workers’ participation. The provision for workers participation is accrued at 8% and 10% of pre-tax earnings in our Peruvian and Mexican operations, respectively.

For the first nine months of 2005, operating cost and expenses were $1,468.4 million compared with $1,127.5 million in the same period of 2004. Cost of sales (exclusive of depreciation, amortization and depletion) for the 2005 period was $1,185.7 million, compared with $922.4 million in the 2004 nine-month period. The cost of sales increase of $263.3 million in 2005 was the result of $51.1 million in the cost of power and fuel costs, $18.3 million of mining royalties, and a $99.4 million increase in workers’ participation.  Also, included in the nine month 2005 results, is an adjustment of $31.1 million, related to a change in the base of calculation for the Mexican workers’ participation, see “Liquidity and capital resources” for a discussion of this matter.

Non-Operating Income (Expense):  Interest expense in the third quarter of 2005 and the first nine months of 2005 was approximately 12.5% and 24.1% lower than the comparable 2004 periods, respectively.  These decreases in the 2005 periods are largely attributable to reductions in debt levels and lower interest rates.

In the three month and nine month periods ended September 30, 2005 we recorded a gain (loss) on derivative instruments of $3.7 million and $(8.4) million, respectively.  The third quarter results include a net gain of $3.7 million related to our interest rate swap program.  The nine-month period includes a loss of $9.4 million related to our copper program and a net gain of $1.0 million related to our interest swap program. See note F to our consolidated combined financial statements for more information on these programs.

In the three month and nine month periods ended September 30, 2005 we recorded losses on debt prepayments of $12.5 million and $22.6 million, respectively.  The third quarter amount includes $12.5 million for the write-off of deferred finance cost related to Citibank loans, which were prepaid in July 2005.   In addition, the nine month period includes a prepayment penalty of $2.0 million on the retirement of our Peruvian bonds, a write off of $2.3 million of capitalized bond issuance cost and a $5.7 million premium paid on the retirement of a portion of MM’s Yankee bonds.

In the third quarter of 2004 and the nine months ended September 30, 2004, the Company recorded gains on sales of property of $20.7 million and $43.0 million, respectively.  These gains are from the sale of non-core property of our Mexican operations.  Interest income was $5.1 million and $13.5 million for the third quarter and first nine months of 2005, respectively, as compared to $1.7 million and $5.3 million in the respective 2004 periods.  These increases were principally the result of higher cash balances in the 2005 periods.

Taxes on Income:  Taxes on income for the third quarter and the nine months ended September 30, 2005, were $152.6 million and $405.4 million, compared with $93.3 million and $265.2 million for the same periods in 2004, respectively.  The increase was principally due to higher earnings in 2005.  The effective tax rate for the nine months ended September 30, 2005, was 29.2% compared to 29.7% for the same period in 2004.  Included in the 2005 tax provision is a refund of $43.4 million received by our Mexican subsidiary for asset-based taxes (minimum income tax) paid in prior years.  Without the benefit of this credit the Company’s effective tax rate for the 2005 period would increase to 32.3%.  The disparity in the tax rates is the result of an increase in expenses that are not deductible in computing income tax for our Mexican operations, substantially all of which is related to a one time non-deductible expense of $31.1 million for workers’ participation resulting from a change in law regarding the basis of calculation.

Segment Results Analysis

Peruvian Open Pit Operations

The following table set forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and nine months periods ended September 30, 2005 and 2004:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$579.7	$428.1	$1,545.0	$1,091.2
Operating costs and expenses	(222.6)	(216.3)	(629.0)	(550.5)
Operating income	$357.1	$211.8	$916.0	$540.7

Net sales in the third quarter 2005 increased $151.6 million to $579.7 million from $428.1 million in the comparable period of 2004.  Net sales for the nine months ended September 30, 2005 increased $453.8 million to $1,545.0 million from $1,091.2 million for the same period of 2004.  The increase in net sales is principally result of higher molybdenum and copper prices in both 2005 periods.  Copper sales volume decreased in both 2005 periods, principally as a result of lower production at our Cuajone mine.

Molybdenum sales volume, however, increased in both 2005 periods, largely reducing the effect of the decrease in copper sales volume.

Operating cost and expenses in the third quarter of 2005 increased $6.3 million to $222.6 million from $216.3 million in the third quarter of 2004, principally due to higher cost of sales and exploration expense. Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2005 was $191.3 million compared with $188.2 million in the same period of 2004. The increase in cost of sales includes $7.4 million of higher fuel and power cost, $11.7 million of higher workers participation and $2.7 million of mining royalties net of an exchange gain of $9.5 million. The increase in exploration cost is due to the drilling and other activities at our Tia Maria project.

Operating cost and expenses for the nine months ended September 30, 2005 was $629.0 million compared to $550.5 million in the same period of 2004. Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months ended September 30, 2005 was $538.1 million compared with $465.8 million in the same period of 2004.  The increase in cost of sales includes $29.2 million in workers’ participation provision, which is calculated at 8% of the Peruvian operations pre-tax earnings, which increased during this period.  In addition, the 2005 amount includes an increase of $18.3 million for the Peruvian royalty charge instituted in June 2004 and $28.4 million of higher power and fuel costs in 2005.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and nine months periods ended September 30, 2005 and 2004:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$408.9	$264.1	$1,309.1	$830.2
Operating costs and expenses	(217.8)	(167.2)	(795.7)	(477.2)
Operating income	$191.1	$96.9	$513.4	$353.0

Net sales in the third quarter 2005 increased $144.8 million to $408.9 million from the comparable period of 2004. Net sales for the nine months ended September 30, 2005 increased $478.9 million to $1,309.1 million from $830.2 million for the same period in 2004. The increase in net sales is principally result of higher copper and molybdenum volume and prices.

Operating cost and expenses in the third quarter of 2005 increased $50.6 million to $217.8 million from $167.2 million in the third quarter of 2004, principally due to higher cost of sales and depreciation, amortization and depletion. Cost of sales (exclusive of depreciation, amortization and depletion) increased $22.5 million to $160.1 million from $137.6 million in 2004. The increase in cost of sales was principally due to higher production and sales volume, $3.5 million of higher fuel and power cost, $8.8 million of maintenance costs, $4.7 million of higher cost of purchased metal and $22.2 million of increased workers’ participation. The increase of $27.2 million in depreciation, amortization and depletion was principally due to the amortization of capitalized mine stripping and leachable cost.

Operating costs and expenses for the nine months ended September 30, 2005 increased $318.5 million to $795.7 million compared to $477.2 million in the same period of 2004 principally due to higher cost of sales and depreciation, amortization and depletion. Cost of sales (exclusive of depreciation, amortization and depletion) increased by $249.7 million to $639.6 million compared with $389.9 million in 2004. The increase in cost of sales is mainly due to higher production and sales volume, $15.4 million of higher power and fuel cost, $6.8 million of maintenance costs, $32.7 million of higher purchased metals, $11.2 million of exchange loss and $80.8 million in increased workers’ participation which includes a charge of $31.1 million related to a change in the base of calculation. The increase of $64.5 million in depreciation, amortization and depletion was principally due to the amortization of capitalized mine stripping and leachable cost.

Mexican Underground Operations (IMMSA)

The following table set forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and nine months periods ended September 30, 2005 and 2004.

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(dollars in million)
Net sales	$85.0	$78.4	$327.9	$236.3
Operating costs and expenses	(78.6)	(74.4)	(288.8)	(201.4)
Operating income	$6.4	$4.0	$39.1	$34.9

Net sales in the third quarter 2005 increased $6.6 million to $85.0 million from $78.4 million in the comparable period of 2004. Net sales for the nine months ended September 30, 2005 increased $91.6 million to $327.9 million from $236.3 million for the same period of 2004. The increase in net sales is principally the result of higher copper and zinc prices in the three and nine month periods and higher sales volume in the nine month period.

Operating cost and expenses in the third quarter of 2005 increased $4.2 million to $78.6 million from $74.4 million in the third quarter of 2004. Cost of sales (exclusive of depreciation, amortization and depletion) increased $3.8 million to $66.6 million in the third quarter of 2005 from $62.8 million in the third quarter of 2004 principally due to $2.5 million of higher power and fuel cost, $4.1 million of contract operating costs and $1.4 million of higher purchased metals from third parties, partially offset by lower workers’ participation.

Operating costs and expenses for the nine months ended September 30, 2005 increased $87.4 million to $288.8 million from $201.4 million in the same period of 2004. Cost of sales (exclusive of depreciation, amortization and depletion) in the nine months ended September 30, 2005 increased $85.4 million to $255.2 million from $169.8 million in the same period of 2004. The increase in cost of sales is mainly due to higher production and sales volume, $7.3 million of higher power and fuel costs, $7.9 million of contract operating cost and $4.4 million of higher purchased metals partially offset by $10.7 million of lower workers’ participation.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our Condensed consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note K of the financial statements.

CASH FLOW

The following table shows the cash flow for the three and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in million)
Net cash provided from operating activities	$458.3	$274.9	$992.6	$712.1
Net cash used for investing activities	(115.4)	(38.3)	(228.5)	(112.4)
Net cash used for financing activities	(40.6)	(211.4)	(713.0)	(475.9)
Effect of exchange rate changes on cash	(6.6)	(15.8)	5.1	(11.0)
Increase in cash and cash equivalents	$295.7	$9.4	$56.2	$112.8

Third Quarter: Net cash provided by operating activities was $458.3 million in the third quarter of 2005, compared with $274.9 million in 2004 period.  The increase of $183.4 million was principally due to higher earnings and an increase of $68.4 million in the contribution from changes in operating assets and liabilities.

Net cash used in investing activities was $115.4 million in the third quarter of 2005 compared with $38.3 million in the third quarter of 2004 and included $120.7 million for capital expenditures. The capital expenditures included investments at our Peruvian operations of $75.0 million for the Ilo smelter modernization project, $5.8 million for the Toquepala leach dump project and $15.6 million for various other replacement expenditures.  In addition, we spent $24.3 million for replacement assets at our Mexican operations.  In the third quarter of 2004, cash used for investing activities was $38.3 million; this amount includes capital spending of $59.9 million, reduced by proceeds of $20.7 million from the sale of non-core property of our Mexican subsidiary.

Net cash used in financing activities in the third quarter of 2005 was $40.6 million, compared with $211.4 million in the third quarter of 2004.  The third quarter of 2005 includes a dividend distribution of $153.6 million, compared with a distribution of $60.4 million in the third quarter of 2004.  Additionally, in the third quarter of 2005, we issued senior unsecured notes in two series, $200 million at 6.375%, maturing on July 27, 2015 and $600 million at 7.5%, maturing on July 27, 2035.  These notes were sold at a discount totaling $6.4 million, netting the Company $793.6 million in the in the transaction.  Proceeds from this debt prepaid the outstanding indebtness of $680 million, under the Company’s $200 million and $480 million credit facilities.

Nine Months: Net cash provided by operating activities was $992.6 million in the first nine months of 2005, an increase of $280.5 million over the comparable 2004 period.  The increase was principally due to higher earnings of $364.4 million, reduced by an increased use of funds for operating assets and liabilities.

Cash used in investing activities was $228.5 million in the nine month period ended September 30, 2005. This includes $263.3 million of capital expenditures partially offset by proceeds of $45.3 million from the redemption (purchase) of marketable securities. The significant capital expenditures included investments at our Peruvian operations of $140.3 million for the Ilo smelter modernization project, $22.5 million for the Toquepala leach dump project and $35.2 million for replacement assets. In addition, capital expenditures included investments at our IMMSA Unit of $9.3 million for the Pasta de Conchos mine development, $4.3 million for the Nueva Rosita furnace rehabilitation, $3.6 million for the San Martin mine development and $48.1 million for replacement assets at our two Mexican operations.  In the nine months period ended September 30, 2004, cash used for capital expenditures was $149.1 million. Additionally, in the 2004 period we received proceeds of $43.0 million for the sale of non-core property of our Mexican subsidiary.

Cash used in financing activities for the nine months ended September 30, 2005 was $713.0 million, compared with $475.9 million used in the corresponding period in 2004. The nine months ended September 30, 2005, includes dividend distributions of $603.6 million, compared with $125.4 million in 2004 and net debt payments of $105.0 million compared to $344.3 million in the nine month 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

On July 27, 2005 the Company issued $200 million 6.375% Notes due 2015 and $600 million 7.5% Notes due 2035.  The notes were issued at a discount of $6.4 million, netting the Company $793.6 million.  The Notes are senior unsecured obligations of Southern Copper.  The net proceeds from the issuance and sale of the Notes were used to repay outstanding indebtedness of Southern Copper and its subsidiary, Minera Mexico, under their $200 million and $600 million ($480 million outstanding) credit facilities, respectively.  In connection with the prepayment of the debt, the Company expensed in the third quarter $12.5 million of deferred fees associated with this debt.  The balance of the new financing will be used for general corporate purposes, including repayment of additional debt.

On August 19, 2005, the Company paid a dividend of $1.043 per share, totaling $153.6 million.  On October 21, 2005, the Company announced a dividend of $1.70 per share,

totaling $250.0 million, payable November 25, 2005 to shareholders on record at the close of business of November 10, 2005.

In January 2005, SCC signed a $200 million credit facility with a group of banks led by Citibank, N.A.  In the first quarter of 2005, proceeds of this credit facility were used to prepay $170 million of the bonds issued under SCC’s Peruvian bond program.  In April 2005 an additional drawdown of $30 million was used to prepay the remaining outstanding bonds.  The Company capitalized $2.8 million of costs associated with this facility.  The Company paid a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.  Additionally, the Company wrote off $2.3 million of previously capitalized bond issuance cost.  Both amounts are included in the condensed consolidated combined statement of earnings on the line item “Loss on debt prepayments”. On July 28, 2005 this credit facility was repaid, see above.

On March 30, 2005, we prepaid $120 million of the principal amount outstanding under MM’s $600 million Citibank credit facility. On July 28, 2005 the remaining balance, $480 million of this credit facility was repaid, see above. Additionally, the Company wrote off $10.2 million of deferred financing cost.

On May 5, 2005, we repurchased $94.6 million outstanding Yankee bonds.  In connection with this purchase we paid a premium of $5.7 million, which has been charged to earnings under the caption “Loss on debt prepayment”.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and bring SCC into compliance with PAMA requirements.  In July 2003, we awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holding Limited).  The project is using the Australian ISASMELT technology and the Company believes that it will comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established by the PAMA.  The new estimated cost of this project is $500 million including $294.3 million expended through September 30, 2005.

The Company has, on hand, sufficient funds to continue this project but significant funds may be necessary for its completion.  The Company plans to finance its currently foreseeable liquidity requirements with cash on hand, funds from operations and other financing sources.

In May 2005, the Mexican Supreme Court rendered a decision that changed the method of computing the amount of statutory worker’s profit sharing required to be paid by some Mexican companies, including our Minera México subsidiary.  The Supreme Court’s ruling in effect prohibited the application of net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts.  The Company is currently evaluating the possibility of a judicial challenge to this ruling.  Nevertheless, the Company has elected to recognize in its results of operations for the first nine months of 2005 a charge to earnings reflecting preliminary estimates of $31.1 million for workers’ profit sharing related to 2004 in addition to its year-to-date estimate or its potential 2005 liability.  The 2004 workers’ profit sharing liability estimate may vary in subsequent interim periods as the Company continues to evaluate the basis of this calculation.  In addition, the ruling may affect the Company’s future results of operations and liquidity to the extent it pays higher workers’ profit sharing amount.

At September 30, 2005 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 27.7% as compared with 32.0% at December 31, 2004.  At September 30, 2005, the Company’s cash and marketable securities amounted to $766.9 million compared to $756.0 million at December 31, 2004.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$ Million	¢ per pound	$ Million	¢ per pound	$ Million	¢ per pound	$ Million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) — GAAP	457.8	121.9	396.5	98.4	1,392.0	124.6	1,065.8	89.7
Add:
Selling, general and administrative expenses	20.2	5.4	17.3	4.3	59.2	5.3	51.3	4.3
Treatment and refining charges	11.2	3.0	9.8	2.4	26.6	2.4	23.4	2.0
Less:
By products revenue	(381.9)	(101.7)	(231.0)	(57.3)	(1,183.9)	(106.0)	(618.1)	(52.0)
Depreciation, amortization and depletion	(74.8)	(19.9)	(48.1)	(11.9)	(206.3)	(18.5)	(143.4)	(12.1)
Workers participation	(52.8)	(14.1)	(24.1)	(6.0)	(160.5)	(14.4)	(61.1)	(5.1)
Royalty charge and other	(18.7)	(5.0)	(10.1)	(2.5)	(50.5)	(4.5)	(18.5)	(1.6)
Inventory change	18.1	4.8	17.8	4.4	33.0	3.0	62.0	5.2
Operating cash cost	(20.9)	(5.6)	128.1	31.8	(90.4)	(8.1)	361.4	30.4

Add by products revenue	381.9	101.7	231.0	57.3	1,183.9	106.0	618.1	52.0

Operating cash cost, without by products revenue	361.0	96.1	359.1	89.1	1,093.5	97.9	979.5	82.4

Total pounds of copper produced and purchased, in million		375.5		403.0		1,116.8		1,187.6

Impact of New Accounting Standards

Please see note “L” to our condensed consolidated combined financial statements — page 24.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico City, October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries as of September 30, 2005 and the related condensed consolidated combined statements of earnings and cash flows for each of the three-month and nine-month periods ended September 30, 2005 and 2004. These interim consolidated combined financial statements are the responsibility of the Company’s management.

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

Item 4. Submission of Matters to a Vote of Security Holders

On or about September 20, 2005 the Company mailed to its stockholders an information statement announcing that the following corporate action had been taken pursuant to the recommendation of the Company’s Board of Directors and with the written consent of the holders of a majority of the Company’s outstanding shares of common stock in lieu of a special meeting of the stockholders:

1. Amendment of our Restated Certificate of Incorporation to change our present corporate name to “Southern Copper Corporation”.

2. Amendment and restatement of our Restated Certificate of Incorporation to eliminate extraneous provisions in our Restated Certificate of Incorporation relating to our formerly outstanding shares of Class A Common Stock, all of which were converted to Common Stock on May 19, 2005 and retired.

3. Amendment of our Restated Certificate of Incorporation to change the number of directors of our Corporation from fifteen to a number to be fixed from time to time by resolution of a majority of our Board of Directors, provided that the number of directors shall not be less than six or more than fifteen.

On September 20, 2005, Americas Mining Corporation, a Delaware corporation (“AMC”), which directly owns 110,556,589 shares (75.1%) of the issued and outstanding shares of our Common Stock, approved the amendments by signing a written consent. No further vote of our stockholders was required for the Company to effect the amendments, which became effective on October 11, 2005.

Item 6.             Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Southern Peru Copper Corporation dated September 20, 2005
15	Independent Accountants’ Awareness Letter
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

Part II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar González Rocha
Oscar González Rocha
President and Chief Executive Officer
Date: November 4, 2005

/s/ J. Eduardo González Félix
J. Eduardo González Félix
Vice President, Finance and Chief Financial Officer
Date: November 4, 2005