Form 10-K
period 2005-12-31
SOUTHERN COPPER CORP/
filed 2006-03-13
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2005 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (602) 977-6595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class			Name of each exchange on which registered
Stock, par value $0.01 per share			New York Stock Exchange Lima Stock Exchange
$200,000,000	6.375%	Notes due 2015	Luxembourg Stock Exchange
$600,000,000	7.500%	Notes due 2035	Luxembourg Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.

Yes ☐             No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐             No ☒

As of January 31, 2006, there were of record 147,228,025 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $3,194.1 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement in connection with the 2006 Annual Meeting of Stockholders

Part IV:	Exhibit index is on Page B1 through B2.

PART I

Item 1. Business

MINE ACCIDENT

On Sunday, February 19, 2006, at about 2:00 am, a gas explosion occurred at our Pasta de Conchos coal mine, located in the San Juan Sabinas municipality, in the state of Coahuila, Mexico. The explosion caused a cave-in at three of the main tunnels leading into the mine. Initially 11 of our miners were rescued, some with minor injuries and some unharmed. Regrettably, 65 of our miners remained trapped. Our crews, with assistance from the Mexican army, regional industry and support from the government of Coahuila, worked around the clock to reach and rescue our men. As work progressed, the build up of methane gas made it apparent that any chance of our men remaining alive was hopeless. Commencing on Saturday, February 25 our efforts have been redefined as a mission to recover the bodies of our men so that their families can have the solace of proper burial. We honor the memory of these men –

Javier Perez Aguilar	Ignacio Hernandez Lopez	Julian Martinez Ojeda
Amado Rosales Hernandez	Jorge Antonio Moreno Tovar	Raul Villasana Cantu
Jesus Morales Boone	Juan Manuel Rosas Hernandez	Eliud Valero Valero
Lauro Olacio Zarazu	Jesus Alvarez Flota	Juan Antonio Cardenas Limon
Guillermo Iglesias Ramos	Agustin Botello Hernandez	Gilberto Rios Salazar
Adrian Barboza Alvarez	Jorge Bladimir Muñoz D.	Guillermo Ortiz Mora
Jose Luis Calvillo H.	Ignacio Campos Rosales	Mario de Jesus Cordero A.
Oscar Javier Cerda Espinoza	Juan Antonio Cruz Garcia	Jose Porfirio Cibrian M.
Jose Angel Guzman Franco	Juan Fernando Garcia M.	Jose Ramon Hernandez Ramos
Roberto Zapata Gonzalez	Jesus Cortez Ibarra	Juan Raul Artega Garcia
Mario Alberto Ruiz Ramos	Tomas Patlan Martinez	Luis Jorge de Hoyos Marquez
Pedro Doñez Posada	Juan Arturo Salazar Olvera	Mauro Antonio Sanchez Rocha
Ricardo Hernandez Rocha	Felipe de Jesus Torres R.	Ernesto de la Cruz Sanchez
Jesus Armando Rodriguez T.	Feliciano Vazquez Posada	Jose Alfredo Silva C.
Jesus Alberto de Leon C.	Pablo Soto Nieto	Jorge Arturo Ortega Jimenez
Fermin Tavares Garza	Hugo Ramirez Garcia	Juan Ramon Barrientos G.
Jose Guadalupe Garcia M.	Jose Alfredo Ordoñez M.	Arturo Garcia Diaz
Rolando Alcocer Soria	Margarito Cruz Rios	Juan Martin Gomez Martinez
Roberto Guerrero Ramirez	Gregorio Rangel Ocura	Reyes Cuevas Silva
Gil Rico Montelongo	Margarito Zamarron Alfaro	Jose Armando Castillo M.
Isidoro Briseño Rios	Jose Manuel Peña Saucedo	Jose Isabel Mijares Yañez
Jesus Viera Armendariz	Jose Eduardo Martinez B.

THE COMPANY

We are a leading integrated producer of copper, molybdenum, zinc and silver. All of our mining, smelting and refining facilities are located in Peru and in Mexico and we conduct exploration activities in those countries and Chile. See “Review of Operations” for maps of our principal mines, smelting facilities and refineries. Our operations make us the largest mining company in Peru and also in Mexico. We are the largest publicly traded copper mining company in the world based on reserves and the fifth largest copper mining company in the world based on 2004 sales. We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960. Since 1996, our common stock has been listed on both the New York Stock Exchange and the Lima Stock Exchange.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce blister copper and beginning in the first quarter of 2006 copper anodes; and the refining of blister copper/anode copper to produce copper cathodes. As part of this production process, we also produce significant amounts of molybdenum and silver. We also produce refined copper using SX/EW technology. We operate the Toquepala and Cuajone mines high in the Andes mountains, approximately 984 kilometers southeast of the city of Lima, Peru. We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera México S.A. de C.V. (“Minera Mexico”), which we acquired on April 1, 2005. Minera México engages principally in the mining and processing of copper, zinc, silver, gold, lead and molybdenum. Minera México operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “Mexcobre Unit”) operates an open-pit copper mine, a copper ore concentrator, a SX/EW plant, a smelter, refinery and rod plant. Mexicana de Cananea S.A. de C.V. (together with its subsidiaries, the “Cananea Unit”) operates an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SX/EW plants. Industrial Minera México, S.A. de C.V. (“Immsa”) and Minerales Metálicos del Norte, S.A. (together with Immsa and its subsidiaries, the “Immsa Unit”) operate five underground mines that produce zinc, lead, copper, silver and gold, a coal and coke mine and several industrial processing facilities for zinc and copper.

We utilize many up-to-date mining and processing methods, including global positioning systems and computerized mining operations. Our operations have a high level of vertical integration that allows us to manage the entire production process, from the mining of the ore to the production of refined copper and other products and most related transport and logistics functions, using our own facilities, employees and equipment.

The sales prices for our products are largely determined by market forces outside of our control. For additional information on the pricing of the metals we produce, please see “Metal prices”. Our management, therefore, focuses on cost control and production enhancement to improve profitability. We achieve these goals through capital spending programs, exploration efforts and cost reduction programs. Our focus is on seeking to remain profitable during periods of low copper prices and maximizing results in periods of high copper prices.

Currency Information:

Unless stated otherwise, references herein to “U.S. dollars”, “dollars”, or “$” are to U.S. dollars; references to “S/.”, “nuevo sol” or “nuevos soles”, are to Peruvian Nuevos Soles; and references to “peso”, “pesos”, or “Ps.”, are to Mexican pesos.

Unit Information:

Unless otherwise noted, all tonnages are in metric tons. To convert to short tons, multiply by 1.102. All ounces are troy ounces. All distances are in kilometers. To convert to miles, multiply by 0.621. To convert hectares to acres, multiply by 2.47.

ORGANIZATIONAL STRUCTURE

The following is a chart describing Grupo México S.A. de C.V. (“Grupo Mexico”), its ownership of us and our ownership of our recently acquired Minera México subsidiary. For clarity of presentation, the chart identifies only principal subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo México. Through its wholly-owned subsidiaries, Grupo México currently owns approximately 75.1% of our capital stock. Grupo México’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”). The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa. It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru. Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares.

On April 1, 2005, we acquired Minera México, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo México, our controlling stockholder. Minera México is a holding company and all of its operations are conducted through subsidiaries that are grouped into three separate units: (i) the Mexcobre Unit, (ii) the Cananea Unit and (iii) the Immsa Unit. We now own 99.95% of Minera Mexico.

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

Additional business information follows:

COPPER BUSINESS

Copper is the world’s third most widely used metal and an important component in the world’s infrastructure. Copper has unique chemical and physical properties, including high electrical conductivity and resistance to corrosion, as well as excellent malleability and ductility that has made it a superior material for use in the electrical energy, telecommunications, building construction, transportation and industrial machinery businesses. Copper is also an important metal in non-electrical applications such as plumbing, roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in late 2003 and copper prices have continued to improve in 2004 and 2005 from the 15-year price lows set during 2002.

BUSINESS REPORTING SEGMENTS:

Our Company operates in a single industry, the copper industry. With the acquisition of Minera Mexico in April 2005, we determined that to effectively manage our business we needed to focus on three operating components or segments. These segments are our Peruvian operations, our Mexican open-pit operations and our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both facilities. Our Mexican open-pit operations combined two units of Minera Mexico, Mexcobre and Mexcananea, which includes La Caridad and Cananea mine complexes and smelting and refining plants and support facilities which service both complexes. Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for copper, zinc and silver. Segment information is included under the captions “Overview-Metal production” and “Ore reserves”, as well as in Note 19 of our Consolidated Combined Financial Statements.

REVIEW OF OPERATIONS

The following maps set forth the locations of our principal mines, smelting facilities and refineries. We operate open-pit copper mines in the southern part of Peru – at Toquepala and Cuajone – and in Mexico, principally at La Caridad and Cananea. We also operate five underground mines that produce zinc, copper, silver and gold, as well as a coal mine and a coke oven.

COPPER AND MOLYBDENUM EXTRACTION PROCESSES

Our operations include open-pit and underground mining, concentrating, copper smelting, copper refining, copper rod production, solvent extraction/electrowinning (SX/EW), zinc refining, sulfuric acid production, molybdenum concentrate production and silver and gold refining. The copper and molybdenum extraction process is outlined below, followed by a description of each principal component process.

OPEN-PIT MINING

In an open-pit mine, the production process begins at the mine pit, where waste rock, leaching ore and copper ore are drilled and blasted and then loaded onto diesel-electric trucks by electric shovels. Waste is hauled to dump areas and leaching ore is hauled to leaching dumps. The ore to be milled is transported to the primary crushers. Crushed ore is then sent to the concentrator.

UNDERGROUND MINING

In an underground mine, the production process begins at the stopes, where copper, zinc and lead veins are drilled and blasted and the ore is hauled to the underground crusher station. The crushed ore is then hoisted to the surface for processing.

CONCENTRATING

The copper ore with a copper grade over 0.4% from the open-pit primary crusher or the copper, zinc and lead-bearing ore from the underground mines is transported to a concentrator plant where gyratory crushers break the ore into sizes no larger than three-quarters of an inch. The ore is then sent to a mill section where it is ground to the consistency of fine powder. The finely ground ore is mixed with water and chemical reagents and pumped as a slurry to the flotation separator where it is mixed with certain chemicals. In the flotation separator, reagents solution and air pumped into the flotation cells cause the minerals to separate from the waste rock and bubble to the surface where they are collected and dried.

If the bulk concentrated copper contains molybdenum it is first processed in a molybdenum plant as described below under “Molybdenum Production.”

COPPER SMELTING

Copper concentrates are transported to a smelter, where they are smelted using a furnace, converter and anode furnace to produce either copper blister (which is in the form of cakes with air pockets) or copper anodes (which are cleaned of air pockets). At the smelter, the concentrates are mixed with flux (a chemical substance intentionally included for high temperature processing) and then sent to reverberatory furnaces producing copper matte and slag (a mixture of iron and other impurities). Copper matte contains approximately 65% copper. Copper matte is then sent to the converters, where the material is oxidized in two steps: (i) the iron sulfides in the matte are oxidized with silica, producing slag that is returned to the reverberatory furnaces; and (ii) the copper contained in the matte sulfides is then oxidized to produce copper that, after casting, is called blister copper, containing approximately 98% to 99% copper, or anodes, containing approximately 99.7% copper. Some of the blister production is sold to customers and the remainder is sent to the refinery.

COPPER REFINING

Anodes are suspended in tanks containing sulfuric acid and copper sulfate. A weak electrical current is passed through the anodes and chemical solution and the dissolved copper is deposited on very thin starting sheets to produce copper cathodes containing approximately 99.99% copper. During this process, silver, gold and other metals (for example, palladium, platinum and selenium), along with other impurities, settle on the bottom of the tank. This anodic mud (slime) is processed at a precious metal plant where silver and gold are recovered.

COPPER ROD PLANT

To produce copper rods, copper cathodes are first melted in a furnace and then dosified in a casting machine. The dosified copper is then extruded and passed through a cooling system that begins solidification of copper into a 60×50 millimeter copper bar. The resulting copper bar is gradually stretched in a rolling mill to achieve the desired diameter. The rolled bar is then cooled and sprayed with wax as a preservation agent and collected into a rod coil that is compacted and sent to market.

SOLVENT EXTRACTION/ELECTROWINNING (SX/EW)

An alternative to the conventional concentrator/smelter/refinery process is the leaching and SX/EW process. During the SX/EW process, certain types of low-grade ore with a copper grade under 0.4% are leached with sulfuric acid to allow copper content recovery. The acid and copper solution is then agitated with a solvent that contains chemical additives that attract copper ions. As the solvent is lighter than water, it floats to the surface carrying with it the copper content. The solvent is then separated using an acid solution, freeing the copper. The acid solution containing the copper is then moved to electrolytic extraction tanks to produce copper cathodes. Refined copper can be produced more economically (though over a longer period) and from lower grade ore using the SX/EW process instead of the traditional concentrating, smelting and refining process.

MOLYBDENUM PRODUCTION

Molybdenum is recovered from copper-molybdenum concentrates produced at the concentrator. The copper-molybdenum concentrate is first treated with a thickener until it becomes slurry with 60% solids. The slurry is then agitated in a chemical and water solution and pumped to the flotation separator. The separator creates a froth that carries molybdenum to the surface but not the copper mineral (which is later filtered to produce copper concentrates containing approximately 27% copper). The molybdenum froth is skimmed off, filtered and dried to produce molybdenum concentrates of approximately 58% contained molybdenum.

ZINC REFINING

Metallic zinc is produced through electrolysis using zinc concentrates and zinc oxides. Sulfur is eliminated from the concentrates by roasting and the zinc oxide is dissolved in sulfuric acid solution to eliminate solid impurities. The purified zinc sulfide solution is treated by electrolysis to produce refined zinc and to separate silver and gold, which are recovered as concentrates.

SULFURIC ACID PRODUCTION

Sulfur dioxide gases are produced in the copper smelting and zinc roasting processes. As a part of our environmental preservation program, we treat the sulfur dioxide emissions at two of our Mexican plants and at Peruvian processing facilities to produce sulfuric acid, some of which is, in turn, used for the copper leaching process, with the rest sold to mining and fertilizer companies located in Mexico, Peru, the United States, Chile, Australia and other countries.

SILVER AND GOLD REFINING

Silver and gold are recovered from copper, zinc and lead concentrates in the smelters and refineries, and from slimes through electrolytic refining.

SLOPE STABILITY:

Peruvian Operations

Both the Toquepala and Cuajone pits are approximately 700 meters deep and under the present mine plan configuration will reach a depth of 1,200 meters. The deepening pit presents us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, a possibility that all open pit mines face. In order to maintain slope stability, in the past we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements. We have also responded to hydrological conditions and removed material displaced by a slope failure. There is no assurance that we will not have to take these or other actions in the future, any of which may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves. To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

In the late 1990’s we hosted round table meetings in Vancouver, B.C. with a group of recognized slope stability and open pit mining specialist. The agenda for these meetings was principally a review of pit design for mines with greater than 700 meter depth. The discussions included practices for monitoring, data collection and blasting processes.

Based on the concepts defined at the Vancouver meetings, we initiated slope stability studies to define the mining of reserves by optimum design. These studies were performed by outside consultants and included slope stability appraisals, evaluation of the numerical modeling, slope performance and inter-ramp angle design and evaluation of hydrological conditions.

The studies were completed in 2000 and we believe we implemented the study recommendations. One of the major changes implemented was slope angle reduction at both mines, Toquepala by 5 degrees average and Cuajone by 7 degrees average. Although this increased the waste included in the mineable reserve calculation, it also improved the stability of the pits.

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

To increase the possibility of mining in the event of a slide, we have provided for two ramps of extraction for each open pit mine.

While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open pit mining.

OVERVIEW – METAL PRODUCTION

The table below sets forth 2005, 2004 and 2003 mine production data by metal.

(million pounds)	2005	2004	2003
Copper contained in concentrates	1,268	1,331	1,206
Copper in SX/EW cathodes	253	252	262
Total copper	1,521	1,583	1,468

Zinc contained in concentrate	317	295	284
Molybdenum contained in concentrate	33	32	28
Silver contained in concentrate (million ounces)	18	19	18
Gold contained in concentrate (thousands ounces)	32	34	31

METAL PRODUCTION BY SEGMENTS

Set forth below are descriptions of the operations and other information relating to the operations included in each of our three segments.

PERUVIAN OPERATIONS

Our Peruvian segment operations include the Cuajone and Toquepala mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both facilities.

Cuajone

Our Cuajone operations consist of an open-pit copper mine and a concentrator located in southern Peru, 30 kilometers from the city of Moquegua and 840 kilometers from Lima. The concentrator has a milling capacity of 87,000 tons per day. Overburden removal commenced in 1970 and ore production commenced in 1976. Our Cuajone operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2005, 2004 and 2003 production information for our Cuajone operations.

		2005	2004	2003
Average ore mined per day	(kt)	80.9	80.3	81.5
Stripping ratio	(x)	2.72	2.45	2.28
Copper grade	(%)	0.643	0.792	0.745
Molybdenum grade	(%)	0.026	0.025	0.026
Copper concentrate	(kt)	619.2	752.9	710.0
Molybdenum concentrate	(kt)	9.5	8.7	9.0
Copper concentrate average grade	(%)	26.43	25.82	25.99
Molybdenum concentrate average grade	(%)	55.576	53.742	53.881
Copper in concentrate	(kt)	163.7	194.4	184.5
Molybdenum in concentrate	(kt)	5.3	4.7	4.9
Average copper ore processed by concentrator per day	(kt)	81.9	80.8	83.3
Copper recovery	(%)	85.96	83.64	83.13
Molybdenum recovery	(%)	69.7	64.5	63.5

Key:	kt = thousands of tons
x = ratio obtained dividing waste plus leachable material by ore mined

Geology

The Cuajone porphyry copper deposit is located on the western slopes of Cordillera Occidental, in the southern-most Andes Mountains of Peru. The deposit is part of a mineral district that contains two additional known deposits, Toquepala and Quellaveco. The copper mineralization at Cuajone is typical of porphyry copper deposits.

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth that carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of 26.4%. Concentrates are then shipped by rail to the smelter at Ilo.

Tailings are sent to thickeners where water is recovered. The remaining tailings are sent to the Quebrada Honda dam, our Peruvian tailings storage facility.

Toquepala

Our Toquepala operations consist of an open-pit copper mine and a concentrator. We also refine copper at the SX/EW facility through a leaching process. Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima. The concentrator has a milling capacity of 60,000 tons per day, which has been expanded from 45,000 tons per day in 2002. The SX/EW facility has a refining capacity of 56,000 tons per year. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2005, 2004 and 2003 production information for our Toquepala operations.

		2005	2004	2003
Average ore mined per day	(kt)	58.1	59.6	58.1
Stripping ratio	(x)	5.34	4.28	3.96
Copper grade	(%)	0.812	0.817	0.749
Molybdenum grade	(%)	0.039	0.044	0.029
Copper concentrate	(kt)	576.4	580.1	505.2
Molybdenum concentrate	(kt)	9.7	11.2	7.8
Copper concentrate average grade	(%)	27.32	27.73	28.18
Molybdenum concentrate average grade	(%)	54.7	53.7	53.2
Copper in concentrate	(kt)	157.5	160.9	142.4
SX/EW cathode production	(kt)	36.5	42.1	47.8
Molybdenum in concentrate	(kt)	5.3	6.0	4.2
Average copper ore processed by concentrator per day	(kt)	59.5	60.6	60.0
Copper recovery	(%)	91.47	90.28	89.63
Molybdenum recovery	(%)	64.6	62.2	66.4

Key:	kt = thousands of tons
x = ratio obtained dividing waste plus leachable material by ore mined

Geology

The Toquepala porphyry copper deposit is located on the western slopes of Cordillera Occidental, in the southern-most Andes Mountains of Peru. The deposit is part of a mineral district that contains two additional known deposits, Cuajone and Quellaveco.

Concentrator

Our Toquepala operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball and bar mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of 27.3%. Concentrates are then shipped by rail to the smelter at Ilo.

Tailings are sent to thickeners where water is recovered. The remaining tailings are sent to the Quebrada Honda dam, our Peruvian tailings storage facility.

SX/EW Plant

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The leach plant commenced operations in October 1995 with a design capacity of 35,629 tons per year of copper cathodes. In August 1999 the capacity was expanded to 56,000 tons per year.

Processing Facilities - Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone, and 1,240 kilometers from the city of Lima.

Smelter

Our Ilo smelter provides blister copper for the refinery we operate as part of the same facility. Blister copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world. The nominal installed capacity of the smelter is 1,131,500 tons per year. We are in the process of modernizing the Ilo smelter to comply with Peruvian government requirements. The project is part of our Environmental Compliance and Management Program, or PAMA, which was approved by the Peruvian government in 1997. The project will modernize the smelter and is targeted to capture no less than 92% of the sulfur dioxide emissions, in compliance with PAMA requirements. The modernization program is progressing on schedule and expected to be completed by the end of 2006. As part of this project an anode casting wheel was completed in January 2006 and blister production was replaced with anode production, enabling us to eliminate a costly re-melting step in our production process.

During 2005, 2004 and 2003, 325,623, 320,722 and 314,920 tons, respectively, of copper blister were produced, with average grades of 99.35%, 99.37% and 99.31%, respectively. The copper recovery was 97.57% for 2005, 97.23% for 2004 and 96.80% for 2003.

Refinery

The refinery consists of an anode plant, an electrolytic plant, a precious metals plant and a number of ancillary installations. The refinery is producing grade A copper cathode of 99.99% purity. The nominal capacity is 280,000 tons per year. Anodic slimes are recovered from the refining process and are sent to the precious metals facility to produce silver, gold and selenium.

During 2005, 2004 and 2003, 285,205, 280,679 and 284,006 tons, respectively, of copper cathodes were produced, with an average grade of 99.998% for the three years.

The precious metals plant produced 109,894 kilograms of refined silver and 184 kilograms of gold in 2005, 118,906 kilograms of refined silver and 174 kilograms of gold in 2004 and 111,951 kilograms of refined silver and 265 kilograms of gold in 2003. Selenium production was, 48.7 tons, 51.9 tons and 47.8 tons in 2005, 2004 and 2003, respectively.

MEXICAN OPEN PIT UNIT

Our Mexican open-pit segment operations combines two units of Minera Mexico, Mexcobre and Mexcananea, which includes La Caridad and Cananea mine complexes and smelting and refining plants and support facilities which service both complexes.

Cananea

We operate an open-pit copper mine, a concentrator and two SX/EW plants at our Cananea mining complex, located 71 kilometers from La Caridad, Mexico and 61 kilometers south of the Arizona border on the outskirts of the town of Cananea. The concentrator has a milling capacity of 76,700 tons per day. The SX/EW facility has a refining capacity of 54,750 tons per year. The Cananea site is one of the world’s largest porphyry copper deposits. The Cananea mine is the oldest continuously operating copper mine in North America, with operations tracing back to 1899. Cananea uses a conventional open-pit mining method to collect copper ore for further refining in our concentrator.

The table below sets forth 2005, 2004 and 2003 production information for Cananea.

		2005	2004	2003
Average ore mined per day	(kt)	70.2	73.1	58.4
Stripping ratio	(x)	3.00	2.55	2.73
Copper grade	(%)	0.572	0.583	0.576
Copper concentrate	(kt)	436.5	469.3	337.9
Copper concentrate average grade	(%)	27.21	26.26	27.85
Copper in concentrate	(kt)	118.7	123.2	94.1
SX/EW cathode production	(kt)	56.4	50.2	49.5
Average copper ore processed by concentrator per day	(kt)	70.2	73.1	58.4
Copper recovery	(%)	81.03	80.53	80.63

Key:	kt = thousands of tons
x = ratio obtained dividing waste plus leachable material by ore mined

Geology

The Cananea mine is unusual in that the ore explored and sampled at the mine has been of consistent quality, unlike most copper deposits which evidence a decline in grades at deeper strata. The Cananea region is within the southern Cordilleran region, extending from southern Mexico to the northwestern United States.

Concentrator

Cananea uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. Material with a copper grade over 0.38% is loaded onto trucks and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball and bar mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of 27.21%. Concentrates are then shipped by rail to the smelter at La Caridad.

SX/EW Plant

The Cananea Unit operates a leaching facility and two SX/EW plants. All copper ore with a grade lower than the mill cut-off grade 0.25%, but higher than 0.15% copper, is delivered to the leaching dumps. A cycle of leaching and resting occurs for approximately five years to achieve a 56% recovery.

The Cananea Unit currently maintains 16.5 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.79 grams of copper per liter.

La Caridad

Mexcobre operates the La Caridad mining complex, located in the State of Sonora, Mexico 23 kilometers southeast of the town of Nacozari de García and 121 kilometers south of the U.S.-Mexico border. It includes an open-pit mine concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX/EW plant, lime plant and two sulfuric acid plants. The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine, and the lime plant is situated 18 kilometers from the U.S. border. Access is by paved highway and by railroad.

The concentrator began operations in June 1979, the molybdenum plant in June 1982, the smelter in June 1986, the first sulfuric acid plant in July 1988, the SX/EW plant in July

1995, the second sulfuric acid plant in January 1997, the copper refinery in July 1997, the rod plant in April 1998 and the precious metals refinery in July 1999.

The table below sets forth 2005, 2004 and 2003 production information for La Caridad.

		2005	2004	2003
Average ore mined per day	(kt)	86.4	75.5	74.9
Stripping ratio	(x)	1.39	1.63	1.70
Copper grade	(%)	0.483	0.504	0.508
Molybdenum grade	(%)	0.0324	0.0341	0.0345
Copper concentrate	(kt)	449.6	401.6	410.5
Molybdenum concentrate	(kt)	7.4	6.5	6.1
Copper concentrate average grade	(%)	27.20	27.49	26.12
Molybdenum concentrate average grade	(%)	56.88	56.69	57.33
Copper in concentrate	(kt)	122.3	110.4	107.2
SX/EW cathode production	(kt)	22.0	21.8	21.5
Molybdenum in concentrate	(kt)	4.2	3.7	3.5
Average copper ore processed by concentrator per day	(kt)	87.0	75.3	75.0
Copper recovery	(%)	79.95	79.62	77.36

Key:	kt = thousands of tons
x = ratio obtained dividing waste plus leachable material by ore mined

Geology

The La Caridad deposit is a porphyry copper deposit typical of those in the southern basin and range province in the southwestern United States. The Mexcobre Unit uses a conventional open-pit mining method. The ore body is situated within a mountain top, which gives La Caridad the advantage of a relatively low waste-stripping ratio, natural pit drainage and relatively short haul distances for both ore and waste. The mining method involves drilling, blasting, loading and haulage of waste, leach and ore to waste and leaching dumps and to the primary crushers.

Concentrator

Mexcobre uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. The concentrator has a current capacity of 90,000 metric tons of ore per day.

Ore extracted from the mine with a copper grade over 0.30% is processed at the concentrator and is processed into copper concentrates and molybdenum concentrates. The copper concentrates are sent to the smelter and the molybdenum concentrate is exported. The molybdenum recovery plant has a capacity of 2,000 tons per day of copper-molybdenum concentrates. The lime plant has a capacity of 340 tons of finished product per day.

SX/EW Plant

Approximately 463.6 million tons of leaching ore with an average grade of approximately 0.25% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2005. In 1995, Mexcobre completed the construction of a new SX/EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that are unmined and has resulted in a reduction in Mexcobre’s production costs of copper. The SX/EW facility has a total capacity of 21,900 tons of copper cathodes per year.

Processing Facilities – La Caridad

Our La Caridad complex includes a smelter, an electrolytic copper refinery, a precious metal refinery and a copper rod plant. The distance between this complex and the La Caridad mining unit is approximately 24 kilometers.

Smelter

Copper concentrates are carried to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity to be sold to refineries. Sulfur dioxide off-gases collected from the flash furnaces and converters are processed into sulfuric acid at two sulfuric acid plants and sold to third parties.

Almost all of the anodes produced in the smelter are sent to the La Caridad copper refinery in order to increase the copper purity. The actual installed capacity of the smelter is 1,000,000 tons per year, capacity that is sufficient to receive the concentrates of the Mexicana de Cobre (La Caridad) and Mexicana de Cananea Mining Units. The amount of smelted copper concentrates was 894,735, 820,459 and 629,505 tons for 2005, 2004 and 2003, respectively. The anode production capacity is 300,000 tons per year and the production for 2005, 2004 and 2003 was 282,412, 250,890 and 199,033 tons, respectively.

Sulfuric acid production was 833,380, 778,350 and 603,300 tons for 2005, 2004 and 2003, respectively.

Refinery

Mexcobre includes an electrolytic copper refinery at La Caridad that uses permanent cathode technology. The actual installed capacity of the refinery is 300,000 tons per year. The refinery consists of an anode plant with a preparation area, an electrolytic plant, a slime treatment plant and a number of ancillary installations. The refinery is producing grade A copper cathode of 99.99% purity. Anodic slimes are recovered from the refining process and sent to the slimes treatment plant where additional copper is extracted. The slimes are then filtered, packed and shipped to the La Caridad precious metals refinery to produce silver and gold. The refined cathode production for 2005, 2004 and 2003 was 233,685, 202,146 and 163,967 tons, respectively.

The operations of the precious metal refinery are divided into two stages: (i) the antimony is eliminated from the slime; and (ii) the slime is dried in a steam dryer. After this the dried slime is smelted and a gold and silver alloy is obtained, which is known as dore. The process ends with the refining of the gold and silver alloy. The production of gold for 2005, 2004 and 2003 was 817, 575 and 594 kilograms, respectively. The production of silver for 2005, 2004 and 2003 was 142,534, 90,914 and 136,117 kilograms, respectively.

Copper Rod Plant

A rod plant at the Mexcobre Unit was completed in April 1998 and reached its maximum annual operating capacity of 150,000 tons in May 1999. The plant is producing 8 millimeter copper rods with a purity of 99.99%. Copper rod production for 2005, 2004 and 2003 was 113,167, 69,529 and 53,822 tons, respectively.

MEXICAN IMMSA UNIT

Our IMMSA unit (underground mining poly-metallic division) produces zinc, lead, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for zinc, lead, copper and silver and operates five underground mining complexes situated in central and northern Mexico. All of IMMSA’s mining facilities employ exploitation systems and conventional equipment. We believe that all the plants and equipment are in satisfactory operating condition. IMMSA’s principal mining facilities include Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco.

The Charcas mining complex is located 111 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico. The complex includes three underground mines and one flotation plant and produces zinc, lead and copper concentrates, with significant amounts of silver. The Charcas mining district was discovered in 1573 and operations in the 20th century began in 1911. The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery. We have expanded production capacity of the mine by 32% since 1993, and the Charcas mine is now Mexico’s largest producer of zinc.

The Charcas mining district occupies the east-central part of the Central Mesa and is part of the Sierra Madre Metallogenic Province.

The Charcas mine uses the hydraulic cut-and-fill method and the room-and-pillar mining method with descending benches. The broken ore is hauled to the underground crusher station. The crushed ore is then hoisted to the surface for processing in the flotation plant to produce lead, zinc and copper concentrates. The capacity of the flotation plant is 4,000 tons of ore per day; 1,327,990, 1,317,288 and 1,212,938 tons of ore were mined at Charcas during 2005, 2004 and 2003, respectively. The lead concentrate produced at Charcas is treated at a third party refinery in Mexico. The zinc and copper concentrates are treated at our San Luis Potosi zinc refinery and copper smelter.

The Santa Barbara mining complex is located approximately 26 kilometers southwest of the city of Hidalgo del Parral in southern Chihuahua, Mexico. It includes three main underground mines and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver. Gold-bearing veins were discovered in the Santa Barbara district as early as 1536. Mining activities in the 20th century began in 1913.

The mining operations at Santa Barbara are more diverse and complex than at any of the other mines in our Mexican operations, with veins that aggregate approximately 21 kilometers in length. Each of the three underground mines has several shafts and crushers. Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping. The ore, once crushed, is processed in the flotation plant to produce concentrates. The flotation plant has a capacity of 6,000 tons of ore per day; 1,486,622, 1,453,793 and 1,450,124 tons of ore were mined at the Santa Barbara mine during 2005, 2004 and 2003, respectively. The lead concentrate produced is treated at a third party refinery in Mexico. The copper concentrates are treated at our San Luis Potosi copper smelter, and the zinc concentrates are either treated at the San Luis Potosi zinc refinery or exported.

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico, approximately 101 kilometers southeast of the city of Durango. The complex includes an underground mine and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver. The mining district in which the San Martin mine is located was discovered in 1555. Mining operations in the 20th century began in 1949. San Martin lies in the Mesa Central between the Sierra Madre Occidental and the Sierra Madre Oriental.

The horizontal cut-and-fill mining method is used at the San Martin mine. The broken ore is hauled to the underground crusher station. The ore is then brought to the surface and fed to the flotation plant to produce concentrates. The flotation plant has a total capacity of 4,400 tons of ore per day; 1,231,476, 1,259,220 and 1,287,239 tons of ore were mined at San Martin in 2005, 2004 and 2003, respectively. The lead concentrate is treated at a third party refinery in Mexico. The copper concentrate is treated at our San Luis Potosi copper smelter and zinc concentrate is either treated at the San Luis Potosi zinc refinery or exported.

The mining district of Santa Eulalia is located in the central part of the state of Chihuahua, Mexico, approximately 26 kilometers east of the city of Chihuahua. This district covers approximately 48 square kilometers and is divided into three fields: east field, central field and west field. The west field and the east field, in which the principal mines of the unit are found, are separated by 6 kilometers. The Buena Tierra mine is located in the west field and the San Antonio mine is located in the east field.

The mining district was discovered in 1590, although exploitation did not formally begin until 1870.

The Santa Eulalia unit suspended operations totally from October 2000 to December 2004, during which time rehabilitation work was completed at the Tiro San Antonio and pipes were installed to expand the pumping capacity to 10,500 gallons per minute. In January 2005, operations began at the Santa Eulalia unit, with a production plan for 230,900 tons. The flotation plant, at which lead concentrate and zinc concentrate are produced, has a capacity of 1,500 tons or ore per day 209,658 tons of ore were mined at Santa Eulalia in 2005. The lead concentrate is treated at a third party refinery, and the zinc concentrate is treated at our San Luis Potosi zinc refinery. The production plan for 2006 is estimated to be 260,800 tons.

The Taxco mining complex is located on the outskirts of the city of Taxco in the northern part of Guerrero State, Mexico, approximately 71 kilometers from the city of Cuernavaca. The complex includes several underground mines and a flotation plant and produces lead and zinc concentrates, with some amounts of gold and silver. The mining district in which the Taxco mines are located was discovered in 1519. Mining activities in the 20th century commenced in 1918.

The Taxco district lies in the northern part of the Balsas-Mexcala basin adjacent to the Paleozoic Taxco-Zitacuaro Massif.

IMMSA employs shrinkage, cut-and-fill and the room and pillar mining methods at the Taxco mines. The flotation plant has a capacity of 2,000 tons of ore per day; 362,550, 352,174 and 328,243 tons or ore were mined at Taxco in 2005, 2004 and 2003, respectively. The lead concentrate is sold in Mexico. The zinc concentrates is either treated at the San Luis Potosi zinc refinery or exported.

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico. Our San Luis Potosi copper smelter is adjacent to the San Luis Potosi zinc refinery.

Smelter

The San Luis Potosi copper smelter has been in operation since 1925 and has gone through several phases of modernization, principally over the last ten years. The smelter presently has the capacity to process 230,000 tons of copper concentrate per year.

The plant operates one blast furnace (with a second on stand-by) that smelts incoming materials, mainly copper concentrates and copper byproducts from lead plants, to produce a copper matte. The copper matte is then treated in one of the two Pierce Smith converters, producing copper blister (97.4% copper), which in 2005 contained approximately one ounce of gold and 400 ounces of silver per ton of copper blister produced. Of a total copper concentrate intake of 50,243 tons in 2005, approximately 90% was supplied by the Immsa Unit’s mines and the remaining amount was smelted under toll arrangements with third parties. Copper blister production in 2005, 2004 and 2003 amounted to 21,318, 22,666, and 23,548 tons, respectively.

As the materials treated at the smelter contain various impurities (especially lead and arsenic), the facility has been equipped with an arsenic recovery plant for treatment of the flue dust produced in the blast furnace section. This material contains approximately 35% lead and 18% arsenic which, when treated, produces approximately 1,800 tons per year of high purity arsenic trioxide which is, in turn, sold in the United States principally to the wood preserving industry. Approximately 15,000 tons per year of lead bearing calcines (approximately 32% lead) are sold annually to Industrias Peñoles, S.A. de C.V. (“Peñoles”).

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982. It was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, located only 113 kilometers from the refinery. Refined zinc production in 2005, 2004 and 2003 amounted to 101,523, 102,556 and 101,069 tons, respectively. The refinery produces special high grade zinc (99.995% zinc), high grade zinc (over 99.9% zinc) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand. In 2005, the plant produced as byproducts 176,295 tons of sulfuric acid, 706 tons of refined cadmium, 14,566 kilograms of silver and 4 kilograms of gold.

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex, which began operations in 1924, is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border. It comprises an underground coal mine, with a present yearly capacity of approximately 280,000 tons of coal, and a 21-coke oven facility capable of producing 104,000 tons of metallurgical coke per year. At present the 21 ovens are being re-engineered and modernized, with an investment of $12 million, to service the operations of the facility for the next 25 years.

The room-and-pillar mining method is employed at the underground Nueva Rosita coal mine with continuous miners. At present, the coke oven installation supplies the San Luis Potosi copper smelter with low-cost coke, resulting in significant cost savings to the smelter. The surplus production (approximately 21,608 tons per year) is sold to Peñoles and other Mexican consumers in northern Mexico. The complex includes a coal washing plant completed in 1998 that has a capacity of 900,000 tons per year and produces cleaner coal of a higher quality. The 2005, 2004 and 2003 production of clean coal was 257,016, 238,336 and 260,966 tons, respectively.

EXPANSION AND MODERNIZATION PROGRAM

For a description of our Expansion and Modernization Program see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Expansion and Modernization Program”.

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico and Chile. We spent $24.4 million on exploration programs in 2005, $15.6 million in 2004 and $17.9 million in 2003, and have budgeted $33.4 million for 2006.

Currently in Peru, we have direct control of 99,537 hectares of mineral rights. In Mexico, we hold 295,367 hectares of exploration concessions. We also hold 38,200 hectares of exploration concessions in Chile.

Peru

Los Chancas. The Los Chancas project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. In 2004 we completed the final phase of the diamond drilling program the second and final phase of metallurgical testing. At the end of 2005 several companies have been invited to present proposals for the execution of the pre-feasibility studies that will begin in 2006. Once completed, we will be able to make a determination if more exploration is needed or if the project contains commercially mineable reserves, which would warrant future development after comprehensive economic, technical and legal feasibility studies are completed. Testing to date indicates a mineral deposit of 200 million tons with a copper grade of 1.0%, 0.07% molybdenum and 0.12 grams of gold per ton.

Tantahuatay. The Tantahuatay project is located in the department of Cajamarca in northern Peru. We have performed exploration work in the upper part of the deposit principally for gold recovery. Work to date indicates mineralization of 27.1 million tons, with an average gold content of 0.89 grams per ton and 13.0 grams of silver per ton. This project, in which we have a 44.25% share, continues in the exploratory stage. During 2004 and 2005 we concentrated our efforts on dealing with social and environmental concerns of communities near the project.

Tia Maria. The Tia Maria project, located in the department of Arequipa in southern Peru, is a copper porphyritic system. In 2005 a total of 29,000 meters of diamond drilling was completed out of the 15,000 meters projected. The drilling is continuing into 2006 to complete the program. This project is in the exploratory stage.

Other Peruvian Prospects. As part of our 2005 exploration and development program, we drilled at the Gloria Cristina prospect located in northern Peru, in the department of La Libertad, and at the El Fiscal prospect in southern Peru, in the department of Arequipa. The El Fiscal prospect shows evidence of copper-gold mineralization and we are scheduling additional drilling as part of 2006 exploration and development program. Both prospects show evidence of copper-gold mineralization.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. In particular, we have identified significant copper and gold deposits at El Arco site.

El Arco. The El Arco site is located in the state of Baja California in Mexico. Preliminary investigations of the El Arco site indicate a deposit of 846 million tons of sulfide ore with average copper grades of 0.51% and 0.14 grams of gold per ton, and 170 million tons of leaching ore with average copper grades of 0.56%. Currently we are in the process of identifying water sources for a leaching operation.

Angangueo. The Angangueo site is located in the state of Michoacán in Mexico. A mineral deposit of 13 million tons of ore has been identified with diamond drilling. The mineral deposit contains 0.16 grams of gold and 262 grams of silver per ton, and is comprised of 0.79% lead, 0.97% copper and 3.5% zinc. During 2005, we received the approval for our environmental impact study and we are in the process of obtaining land use approval.

Buenavista. The Buenavista project site is located in the state of Sonora in Mexico, adjacent to the Cananea ore body. Drilling and metallurgical studies have shown that the site contains a mineral deposit of 36 million tons of ore containing 29 grams of silver, 0.69% of copper and 3.3% of zinc per ton.

Chile

In 2003 we acquired several exploration properties in Chile with over 35,000 hectares of mining rights. In 2004 we started exploration work on certain of these Chilean properties with diamond drilling on El Salado prospects.

El Salado. The El Salado prospect, located in the Atacama Region, stretches over 2,700 hectares and is also being explored for copper-gold. Through 2005, 11,079 meters of diamond drilling was completed. We are currently doing a geological evaluation of Sierra Aspera, a copper-gold prospect, located in the north of Chile.

Other Chilean Prospects. Other prospects like Catanave and Esperanza, located in the Tarapaca and Atacama regions, respectively, in northern Chile, are scheduled for future exploration.

PRINCIPAL PRODUCTS AND MARKETS

The principal uses of copper are in the building and construction industry, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer products and the automotive and transportation industries. Molybdenum is used to toughen alloy steels and soften tungsten alloy and is also used in fertilizers, dyes, enamels and reagents. Silver is used for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts. Zinc is primarily used as a coating on iron and steel to protect against corrosion. It is also used to make die cast parts, in the manufacturing of batteries and in the form of sheets for architectural purposes.

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority. Approximately 90% of our metal production for the year 2005, 2004 and 2003, was sold under annual or longer-term contracts. Sales prices are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the months following the actual or contractual month of shipment or delivery, according to the terms of the contract.

We focus on the ultimate end-user customers as opposed to selling on the spot market or to trading companies. In addition, we devote significant marketing effort to diversifying our sales both by region and by customer base. We strive to provide superior customer service, including just-in-time deliveries of our products. Our ability to consistently fulfill customer demand is supported by our substantial production capacity.

For additional information on sales by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Sales Information”.

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on the Commodities Exchange, or COMEX, in New York and the London Metal Exchange or LME the two most important metal exchanges in the world. Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week. Our contract prices also reflect any negotiated premiums and the costs of freight and other factors. From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions. In 2003 and 2004, however, we did not enter into any material hedging transactions. We have, however, entered into copper swap contracts in 2005. At December 31, 2005 we do not have any copper swap contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk”. For a further discussion of prices for our products, please see “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Metal Prices”.

COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample. The Company’s products compete with other materials, including aluminum and plastics.

EMPLOYEES

As of December 31, 2005, we employed 12,877 persons, approximately 71% of whom are covered by labor agreements with ten different labor unions. During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results. We cannot assure you that in the future we will not experience strikes or other labor-related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Peru

Approximately 59% of our Peruvian labor force was unionized at December 31, 2005, represented by nine separate unions. Collective bargaining agreements are in effect with each of these unions. These agreements are in force through 2007.

In Peru on August 31, 2004, unionized workers at our mining units in Toquepala and Cuajone stopped work and asked for additional wage increases based on high metals prices. The strike ended after twelve days. The union demands included salary increases, benefits and different application of certain aspects of their labor agreements and it also expressed opposition to our acquisition of Minera México. The Peruvian labor ministry declared the strike illegal and the workers returned to work but asserted their right to return to strike. In early 2005, the workers removed the strike threat, indicating they would pursue their grievances through the labor ministry. There were no labor strikes in 2005 or 2003.

Employees of the Toquepala and Cuajone units reside in town sites, where we have built 2,513 houses and apartments and 1,186 houses and apartments respectively. In 1998, Company housing, at our Ilo unit, was sold to workers at nominal prices. We still hold 90 houses at Ilo for staff personnel. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our town site and housing complexes include schools, medical facilities, churches, social clubs, shopping, banking and other services.

Mexico

Approximately 76% of our Mexican labor force at December 31, 2005 were members of the Sindicato Nacional de Trabajadores Minera Metalúrgicos y Similares de la República Mexicana, A.C. (the National Mine Workers Union, or the Union). Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

On October 26, 2005, the workers at our La Caridad mining complex went on strike claiming that the Company still owed them profit sharing from 2003. The strike was declared illegal and the workers returned to work two days later after the Company agreed to pay each worker approximately $900.00. The total paid was $3.1 million.

On July 12, 2004, the workers of Mexicana de Cobre went on strike, asking for the review of certain contractual clauses; workers were satisfied with the review and returned to work 18 days later. On October 15, 2004, the workers of Mexicana de Cananea went on strike, followed by the Mexicana de Cobre workers. The strike lasted for 6 days at Mexicana de Cobre and 9 days at Mexicana de Cananea. The strike was resolved by the acquisition by Minera México of the 5% of the stock of Mexicana de Cananea and Mexicana de Cobre that was owned by the Union.

On January 20, 2003, approximately 1,117 members of the Union went on strike at the Cananea mine in the state of Sonora, alleging a violation of their collective bargaining agreement. This strike was resolved on February 5, 2003.

Employees of the Mexcobre and Cananea Units reside in town sites at La Caridad and Cananea, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively. Employees of the Immsa Unit principally reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our town sites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping, banking and other services. At the Cananea Unit, health care is provided free of charge to employees and retired unionized employees and their families.

FUEL, ELECTRICITY AND WATER SUPPLIES

Aside from ore, the principal raw materials for our operations are fuels (including fuel oil to power boilers and generators, natural gas for metallurgical processes at our Mexican operations and diesel fuel for mining equipment), electricity and water. We believe that supplies of fuel, electricity and water are readily available. Although the prices of these raw materials may fluctuate, we have generally been able to offset all or a portion of our increased costs through cost and energy saving measures. However, during the period from 2003 through 2005 we have experienced increases in energy prices that have surpassed levels we can effectively control through cost savings.

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Energía del Sur, S.A. (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo. Power generation capacity for Peruvian operations is currently 344 megawatts. In addition, we have 9 megawatts of power generation capacity from two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit. We obtain fuel in Peru principally from the Exxon Mobil Corporation.

In 1997, we sold our Ilo power plant to Enersur and entered into a power purchase agreement. We and Enersur also entered into an agreement for the sharing of certain services between the power plant and our smelter at Ilo. These arrangements were amended in 2003, and we made a one-time contractual payment to Enersur of $4.0 million associated with the termination of the original power purchase agreement. We believe we can satisfy the need for increased electricity requirements for our Peru operations from other sources, including local power providers.

In Peru, we have water concessions for well fields at Huaitire, Vizcachas and Titijones and surface water rights from the Suches lake, which together are sufficient to supply the needs of our two operating mine sites at Toquepala and Cuajone. At Ilo, we have desalinization plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

Mexico

In Mexico, fuel is purchased directly or indirectly from Petróleos Mexicanos, (“PEMEX”), the state oil monopoly. Electricity for our Mexican operations, which is used as the main energy source at each mining complex we operate, is either purchased from the Comisión Federal de Electricidad (the Federal Electricity Commission, or CFE), the state electrical power producer, or steam-generated at Mexcobre’s smelter by recovering energy from the flash furnace through a waste heat boiler. Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of Pemex and CFE, which reflect government policy as well as international market prices for crude oil, natural gas and conditions in the refinery markets. Mexcobre’s natural gas pipeline (between Douglas, Arizona and Nacozari, Sonora) that began operating in May 1999, permits us to import natural gas from the United States into Mexico at market prices and thereby reduce operational costs. A contract with PEMEX, provides us with the option of using a fixed price for a portion of our natural gas purchases.

In December we announced our plans for a 450 Megawatt power generation plant in Mexico to supply our own facilities. We anticipate that the project, which is currently out for bids, will be built and managed by an independent power company and our obligation will be the supply of coal from our reserves and an agreement to use the power output. We expect this plant will give us the ability to better control the cost of our energy requirements, which are a major element of our operating costs. The project is expected to be finished in 2008, is expected to create nearly 900 permanent jobs, 3,000 jobs during the construction stage and will exceed Mexican and international environmental standards

In Mexico, water is a national property and industries not connected to a public services water supply must obtain a water concession from Comisión Nacional del Agua (the “National Water Commission”, or “CAN”). Water usage fees are established in the Ley Federal Derechos, which distinguishes several availability zones with different fees per unit of volume according to each zone. All of our operations have one or several water concessions and, with the exception of Mexicana de Cobre, pump out the required water from one or several wells. Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants. At our Cananea facility, we maintain our own wells and pay the CNA for water measured by usage. Water conservation committees have been established in each plant in order to conserve and recycle water. Water usage fees are updated on a yearly basis and have been increasing in recent years.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in “Note 13 Commitments and Contingencies” of the Consolidated Combined Financial Statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 177,387 hectares in concessions from the Peruvian Government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	40,699	22,663	13,311	—	76,673
Exploration	—	—	—	99,537	99,537
Total	40,999	23,119	13,732	99,537	177,387

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2005, 2004 and 2003 were approximately $0.8, $1.1 and $1.0 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions. We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located. Under the new law, we are subject to a 1% to 3% tax, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines. We made provisions of $40.3 million and $17.6 million in 2005 and 2004 respectively, for this new tax which went into effect as of June 25, 2004. These provisions are included in cost of sales (exclusive of depreciation, amortization and depletion) on the Consolidated Combined Statement of Earnings.

In a ruling, the Peruvian Constitutional Tribunal stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge. In 1996, we entered into a tax stability contract with the Peruvian government (a “Guaranty and Promotional Measures for Investment Contract”) relating to our own SX/EW production, which, among other things, fixes tax rates and other contributions relating to such production. We believe that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and we intend to protest the imposition of the royalty charge on our SX/EW production, when and if assessed. Provision made by us for the royalty charge does not include approximately $5.9 million of additional potential liability relating to our SX/EW production from June 30, 2004 through December 31, 2005.

Mexico

In Mexico we have approximately 505,127 hectares in concessions from the Mexican Government for our exploration and exploitation activities as outlined in the table below.

	Underground Mines	La Caridad	Cananea	Projects	Total
	(hectares)
Exploration	25,250	91,084	5,492	173,541	295,367
Exploitation	29,835	44,257	7,790	127,878	209,760
Total	55,085	135,341	13,282	301,419	505,127

We believe that our Mexican concessions are in full force and effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore (exploration concession) or mine mineral reserves (exploitation concession). Exploration concessions have a six-year term, at the end of which they have to be changed to exploitation concessions, which have a 50-year term that can be renewed for another 50 years. Exploration concessions have holding fees of up to $3 per hectare. Holding fees for exploitation concessions can be up to $15 per hectare. Fees paid during 2005, 2004, and 2003 were approximately $2.1 million, $1.8 million and $2.1 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession. We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

REPUBLIC OF PERU AND MEXICO

All of our revenues are derived principally from our operations in Peru and Mexico. Risks attendant to the Company’s operations in both countries include our operations in those countries associated with economic and political conditions, effects of currency fluctuations and inflation, effects of government regulations and the geographic concentration of the Company’s operations.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a web-site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Southern Copper Corporation) file electronically with the SEC. The SEC’s web-site is www.sec.gov.

Our Internet address is www.southerncoppercorp.com. Commencing with the Form 8-K dated March 14, 2003, we have made available free of charge on this internet address our annual, quarterly and current reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our web page includes the Corporate Governance guidelines and the charters of its most important Board Committees. However, the information found on our website is not part of this or any other report.

Item 1A. Risk Factors

Every investor or potential investor in Southern Copper Corporation should carefully consider the following risk factors.

Risks Relating to Our Business Generally

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper and molybdenum. Historically, prices of the metals we produce have been subject to wide fluctuations and are affected by numerous factors beyond our control, including international economic and political conditions, levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates. In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes.

In 2005, an approximately 29% increase in copper prices on the LME, and the COMEX, and a 95% increase in molybdenum prices, contributed to an increase of approximately 33% in our total sales in 2005 as compared with 2004, this after an increase of approximately 96% in 2004. While the price of copper dropped to a 15-year low of $0.61 per pound in 2001, it has since increased by approximately 213.0% to $2.26 per pound as of February 28, 2006. The price of molybdenum has also recently increased significantly and is currently at historically high levels. The average annual price of molybdenum over the five-year period ended December 31, 2005 was $11.54 per pound, with a price per pound as of February 28, 2006 of $22.25 per pound. Over the past three years, as a result of this increase in molybdenum prices, molybdenum has become a significant contributor to our sales.

We cannot predict whether metals prices will rise or fall in the future. A decline in metals prices and, in particular, copper or molybdenum prices, could have an adverse impact on our results of operations and financial condition, and we might, in very adverse market conditions, consider curtailing or modifying certain of our mining and processing operations.

Changes in the level of demand for our products could adversely affect our product sales.

Our revenue is dependent on the level of industrial and consumer demand for the concentrates and refined and semi-refined metal products we sell. Changes in technology, industrial processes and consumer habits may affect the level of that demand to the extent that changes increase or decrease the need for our metal products. A change in demand could impact our results of operations and financial condition.

Our actual reserves may not conform to our current estimates of our ore deposits.

There is a degree of uncertainty attributable to the calculation of reserves. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only. The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry. Independent engineers have not verified these reserves estimates. We may be required in the future to revise our reserves estimates based on our actual production. We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered. Market prices, increased production costs, reduced recovery rates, short-term operating factors, royalty taxes and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time. Reserves data are not indicative of future results of operations. See “Ore Reserves”.

Our business requires capital expenditures which we may not be able to maintain.

Our business is capital intensive. Specifically, the exploration and exploitation of copper and other metal reserves, mining, smelting and refining costs, the maintenance of machinery and equipment and compliance with laws and regulations require capital expenditures. We must continue to invest capital to maintain or to increase the amount of copper reserves that we exploit and the amount of copper and other metals we produce. We cannot assure that we will be able to maintain our production levels to generate sufficient cash, or that we have access to sufficient financing to continue our exploration, exploitation and refining activities at or above present levels.

The expected benefits of our recent acquisition of Minera México, including expected synergies, may not be realized.

On April 1, 2005, we completed our acquisition of Minera México from AMC, a subsidiary of Grupo México, our controlling stockholder. We are now in the process of integrating two companies that previously had been affiliated but operated independently. We acquired Minera México based on a number of factors, including trends we believe may favor consolidation in the copper mining industry, potential improvement in production and our relative cost position, geographic diversification of our operations and potential operating synergies. We also considered potential negative effects in evaluating the transaction, including lower than expected mineral production from Minera México, diversion of management’s attention and the risk that potential operating synergies may not be realized. We cannot assure you that the benefits we expect from the acquisition will be achieved or that potential negative effects will not be realized and adversely affect us.

Restrictive covenants in the agreements governing our indebtedness and the indebtedness of our Minera México subsidiary may restrict our ability to pursue our business strategies.

Our financing instruments and those of our Minera México subsidiary include financial and other restrictive covenants that, among other things, limit our and Minera Mexico’s abilities to incur additional debt and sell assets. If either we or our Minera México subsidiary do not comply with these obligations, we could be in default under the applicable agreements which, if not addressed or waived, could require repayment of the indebtedness immediately. Our Minera México subsidiary is further limited by the terms of its outstanding notes, which also restrict the Company’s applicable incurrence of debt and liens. In addition, future credit facilities may contain limitations on its incurrence of additional debt and liens and on its ability to dispose of assets. See “Management’s Discussion and of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing.”

Applicable law restricts the payment of dividends from our Minera México subsidiary to us.

Minera México is a Mexican company and, as such, may pay dividends only out of net income that has been approved by the shareholders. Shareholders must also approve the actual dividend payment, after mandatory legal reserves have been created and losses for prior fiscal years have been satisfied. As a result, these legal constraints may limit the ability of our Minera México subsidiary to pay dividends to us, which in turn, may have an impact on our ability to service debt.

Our operations are subject to risks, some of which are not insurable.

As shown by our recent tragic mining accident in Mexico, the business of mining, smelting and refining copper, zinc and other metals is subject to a number of risks and hazards, including industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment, environmental hazards and weather and other natural phenomena, such as earthquakes. Such occurrences could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability. In particular, surface and underground mining and related processing activities present inherent risks of injury to personnel and damage to equipment. We maintain insurance against many of these and other risks, which may not provide adequate coverage in certain circumstances. Insurance against certain risks, including certain liabilities for environmental pollution or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry. We do not have, and do not intend to obtain, political risk insurance. These or other uninsured events may adversely affect our financial condition and results of operations.

The loss of one of our large customers could have a negative impact on our results of operations.

The loss of one or more of our significant customers could adversely affect our financial condition and results of operations. In 2005, 2004 and 2003, our largest customer accounted for approximately 11.7%, 10.7% and 6.7%, respectively, of our sales. Additionally, our five largest customers in each of 2005, 2004 and 2003 collectively accounted for approximately 40.8%, 33.7% and 26.5%, respectively, of our sales.

Deliveries under our copper sales agreements can be suspended or cancelled by our customers in certain cases.

Under each of our copper sales agreements, we or our customers may suspend or cancel delivery of copper during a period of force majeure. Events of force majeure under these agreements include acts of nature, labor strikes, fires, floods, wars, transportation delays, government actions or other events that are beyond the control of the parties. Any suspension or cancellation by our customers of deliveries under our copper or other sales contracts that are not replaced by deliveries under new contracts or sales on the spot market would reduce our cash flow and could adversely affect our financial condition and results of operations.

The copper mining industry is highly competitive.

We face competition from other copper mining and producing companies around the world. Although we are currently among the lowest cost copper producers in our region, we cannot assure you that competition from lower cost producers will not adversely affect us in the future.

In addition, mines have limited lives and, as a result, we must periodically seek to replace and expand our reserves by acquiring new properties. Significant competition exists to acquire properties producing or capable of producing copper and other metals.

The mining industry has experienced significant consolidation in recent years, including consolidation among some of our main competitors, as a result of which an increased percentage of copper production is from companies that also produce other products and may, consequently, be more diversified than we are. We cannot assure you that the result of current or further consolidation in the industry will not adversely affect us.

Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit copper producers operating in countries other than Peru and Mexico, where our mining operations are currently located. We cannot assure you that we will be able to compete on the basis of price or other factors with companies that in the future may benefit from favorable trading or other arrangements.

Increases in energy costs, accounting policy changes and other matters may adversely affect our results of operations.

We require substantial amounts of fuel oil, electricity and other resources for our operations. Fuel, gas and power costs constitute approximately 43.4% of our production cost. We rely upon third parties for our supply of the energy resources consumed in our operations. The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions. For example, during the 1970s and 1980s, our ability to import fuel oil was restricted by Peruvian government policies that required us to purchase fuel oil domestically from a government-owned oil producer at prices substantially above those prevailing on the world market. In addition, in recent years the price of oil has risen dramatically due to a variety of factors. Disruptions in supply or increases in costs of energy resources could have a material adverse effect on our financial condition and results of operations.

We believe our results of operations can, from time to time, be affected by accounting policy changes, including the March 17, 2005 Emerging Issues Task Force, or EITF, consensus ratified by the Financial Accounting Standards Board, or FASB, on March 30, 2005 and the subsequent modification to the transition provisions approved by the EITF in its June 15-16, 2005 meeting. The consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced (extracted) during the period that the stripping costs are incurred. On January 1, 2006 the Company adopted this consensus by reversing $499.5 million of net cumulative capitalized stripping cost and capitalized leach inventory cost as of December 31, 2005 and recording a net charge of $322.9 million to retained earnings after the recognition of a workers participation and tax benefit of $176.6 million. In addition, near-term future years operating income could be negatively impacted to the extent that costs previously capitalized are expensed. For further discussions see “Notes to consolidated combined financial statements – Impact of new accounting standards”.

A 2005 Mexican Supreme Court decision reduced our results by requiring increased workers’ profit sharing payments by our Minera México subsidiary. In May 2005, the court rendered a decision that changed the method of computing the amount of statutory workers’ profit-sharing required to be paid by certain Mexican companies, including Minera México. The court’s ruling in effect prohibited applying net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Other Liquidity Considerations”.

Additionally, we expect our future results will continue to be affected by the recently-enacted Peruvian mining royalty charge, which has reduced our earnings in the second half of 2004 and the year 2005, as further described under Business–Mining Rights and Concessions–Peru.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. See “Business–Employees.” For example, in Peru, on August 31, 2004, unionized workers at our mining units in Toquepala and Cuajone initiated work stoppages and sought additional wage increases based on high metals prices. The strike was resolved on September 13, 2004. Additionally, in February 2006 construction workers at the Ilo Smelter modernization project went on strike and blocked access to our Ilo production facilities. Our Ilo refinery and smelter production was interrupted for a short period before the matter was resolved. This disruption did not significantly affect our production.

In Mexico, on October 26, 2005 the workers at our La Caridad mining complex went on strike claiming that the Company still owed them profit sharing from 2003. The strike was declared illegal and the workers returned to work two days later after the Company agreed to pay each worker approximately $900.00. The total paid was $3.1 million. On July 12, 2004, the workers of Mexcobre went on strike asking for the review of certain contractual clauses. Such a review was performed and the workers returned to work 18 days later. On October 15, 2004, the workers of Mexcananea went on strike, followed by the Mexicana de Cobre workers. The strike lasted for 6 days at Mexicana de Cobre and 9 days at Mexicana de Cananea. In each case, our operations at the particular mine ceased until the strike was resolved. In Mexico, collective bargaining agreements are negotiated every year in respect of salaries and every two years for other benefits. We cannot assure you that we will not experience strikes or other labor-related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Environmental, health and safety laws and other regulations may increase our costs of doing business, restrict our operations or result in operational delays.

Our exploration, mining, milling, smelting and refining activities are subject to a number of Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards. Additional matters subject to regulation include, but are not limited to, concession fees, transportation, production, water use and discharge, power use and generation, use and storage of explosives, surface rights, housing and other facilities for workers, reclamation, taxation, labor standards, mine safety and occupational health.

Environmental regulations in Peru and Mexico have become increasingly stringent over the last decade and we have been required to dedicate more time and money to compliance and remediation activities. Furthermore, Mexican authorities have become more rigorous and strict in enforcing Mexican environmental laws. We expect additional laws and regulations will be enacted over time with respect to environmental matters. Recently, Peruvian environmental laws have been enacted imposing closure and remediation obligations on the mining industry. Our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. The development of more stringent environmental protection programs in Peru and Mexico and in relevant trade agreements could impose constraints and additional costs on our operations and require us to make significant capital expenditures in the future. We cannot assure you that future legislative, regulatory or trade developments will not have an adverse effect on our business, properties, results of operations, financial condition or prospects.

Our metals exploration efforts are highly speculative in nature and may be unsuccessful.

Metals exploration is highly speculative in nature, involves many risks and is frequently unsuccessful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling before production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. We cannot assure you that our exploration programs will result in the expansion or replacement of current production with new proven and probable ore reserves.

Development projects have no operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques, and feasibility studies that derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected prices may mean reserves, once found, will be uneconomical to produce.

Our profits may be negatively affected by currency exchange rate fluctuations.

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate. As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results. These costs principally include electricity, labor, maintenance, operation contractors and fuel. For the year ended December 31, 2005, a substantial portion of our costs were denominated in a currency other than U.S. dollar. Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined. The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the most important currencies influencing costs.

The U.S. dollar is our functional currency and our revenues are primarily denominated in U.S. dollars. However, portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Accordingly, when inflation in Peru or Mexico increases without a corresponding devaluation of the nuevo sol or peso, our financial position, results of operations and cash flows could be adversely affected. To manage the volatility related to the risk of currency rate fluctuations, we may enter into forward exchange contracts. We cannot assure you, however, that currency fluctuations will not have an impact on our financial condition and results of operations.

Further, in the past there has been a strong correlation between copper prices and the exchange rate of the U.S. dollar. A strengthening of the U.S. dollar may therefore be accompanied by lower copper prices, which would negatively affect our financial condition and results of operations.

We may be adversely affected by challenges relating to slope stability.

Our open-pit mines get deeper as we mine them, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated reserves could be negatively affected. Further, hydrological conditions relating to pit slopes, renewal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated reserves. We have taken actions in order to maintain slope stability, but we cannot assure you that we will not have to take additional action in the future or that our actions taken to date will be sufficient. Unexpected failure or additional requirements to prevent slope failure may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves.

Litigation involving Asarco may adversely affect us.

Our direct and indirect parent corporations, including AMC and Grupo México, have from time to time been named parties in various litigations involving ASARCO LLC (“Asarco”). Asarco, a mining company, is indirectly wholly owned by Grupo México. In March 2003, AMC purchased its interest in SCC from Asarco. In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with Asarco’s environmental liabilities and AMC’s then-proposed purchase of SCC from Asarco. That action was settled pursuant to a Consent Decree dated February 2, 2003. The consent decree is binding solely on the U.S. government. In October 2004, AMC, Grupo México, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance. While Grupo México and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on our parent corporations or us. Any increase in the financial obligations of our parent corporations, as a result of matters related to Asarco or otherwise could, among other matters result in our parent corporations attempting to obtain increased dividends or other funding from us. In

2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities. In July 2005, the unionized workers of Asarco commenced a work stoppage. The work stoppage was settled in November 2005 with the extension of the existing contract for an additional thirteen month period until December 31, 2006. A further deterioration of the financial condition of Asarco could result in additional claims being filed against Grupo México and its subsidiaries, including SCC, Minera México or its subsidiaries. As a result of various factors, including the above mentioned work stoppage, in August 2005, Asarco LLC entered into bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court of Corpus Christi, Texas. Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries. Asarco is in continuing possession of its properties and is operating and managing its businesses as a debtor in possession. Asarco believes that by utilizing the Chapter 11 process it can achieve an orderly restructuring of its business and finally resolve, among other contingencies, its environmental and asbestos claims. However, it is impossible to predict how the bankruptcy court will ultimately rule with respect to such petitions and the impact such rulings will have on Asarco and its subsidiaries and ultimately upon us.

We are controlled by Grupo México, which exercises significant influence over our affairs and policies and whose interests may be different from yours.

Grupo México owns indirectly approximately 75.1% of our capital stock. We own substantially all of Minera México’s capital stock. In addition, certain of our and Minera México’s officers and directors are also officers of Grupo México. We cannot assure you that the interests of Grupo México will not conflict with yours.

Grupo México has the ability to determine the outcome of substantially all matters submitted for a vote to our stockholders and thus exercises control over our business policies and affairs, including the following:

•                  the composition of our board of directors and, as a result, any determinations of our board with respect to our business direction and policy, including the appointment and removal of our officers;

•                  determinations with respect to mergers and other business combinations, including those that may result in a change of control;

•                  whether dividends are paid or other distributions are made and the amount of any dividends or other distributions;

•                  sales and dispositions of our assets; and

•                  the amount of debt financing that we incur.

In addition, we and Minera México have in the past engaged in, and expect to continue to engage in, transactions with Grupo México and its other affiliates that may present conflicts of interest. For additional information regarding the share ownership of, and our relationships with, Grupo México and its affiliates, see “Related Party Transactions.”

We may pay a significant amount of our net income as cash dividends on our common stock in the future.

We have distributed a significant amount of our net income as dividends since 1996. Our dividend practice is subject to change at the discretion of our board of directors at any time. The amount that we pay in dividends is subject to a number of factors, including our results of operations, financial condition, cash requirements, tax considerations, future prospects, legal restrictions, contractual restrictions in credit agreements, limitations imposed by the government of Peru, Mexico or other countries where we have significant operations and other factors that our board of directors may deem relevant. We anticipate paying a significant amount of our net income as cash dividends on our common stock in the foreseeable future. Such payments would reduce cash available to meet our debt service obligations.

Risks Associated with Doing Business in Peru and Mexico

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Peru and Mexico, mineral resources belong to the state and government concessions are required in both countries to explore for or exploit mineral reserves. In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for our exploration, exploitation, extraction and/or production operations. In June 2004, the Peruvian Congress enacted legislation imposing a royalty to be paid by mining companies in favor of the regional governments and communities where mining resources are located. Under the new law, we are subject to a 1% to 3% tax, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines. See “Business–Mining Rights and Concessions–Peru.”  In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Secretaría de Economía (Ministry of Economy), pursuant to the Ley Minera (the Mining Law) and regulations thereunder.

Mining concessions in both Peru and Mexico may be terminated if the obligations of the concessionaire are not satisfied. In Peru, we are obligated to pay certain fees for our mining concession. In Mexico, we are obligated, among other things, to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. Any termination or unfavorable modification of the terms of one or more of our concessions, or failure to obtain renewals of such concessions subject to renewal or extensions, could have a material adverse effect on our financial condition and prospects.

Peruvian economic and political conditions may have an adverse impact on our business.

A significant part of our operations are conducted in Peru. Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in Peru. During the past several decades, Peru has had a history of political instability that has included military coups and a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investment as well as limitations on imports, have restricted the ability of companies to dismiss employees, have expropriated private sector assets (including mining companies) and have prohibited the remittance of profits to foreign investors.

From 1985 through 1990, during the Alan García administration, government policies restricted our ability, among other things, to repatriate funds and import products from abroad. In addition, currency exchange rates were strictly controlled and all exports sales were required to be deposited in Peru’s Banco Central de Reserva, where they were exchanged from U.S. dollars to the Peruvian currency at less-than-favorable rates of exchange. These policies generally had an adverse effect on our results of operations. Controls on repatriation of funds limited the ability of our stockholders to receive dividends outside of Peru but did not limit the ability of our stockholders to receive distributions of earnings in Peru.

In July 1990, Alberto Fujimori was elected president, and his administration implemented a broad-based reform of Peru’s economic and social conditions aimed at stabilizing the economy, restructuring the national government by reducing bureaucracy, privatizing state-owned companies, promoting private investment, developing and strengthening free markets and enacting programs for the strengthening of basic services related to education, health, housing and infrastructure. After taking office for his third term in July 2000 under extreme protest, President Fujimori was forced to call for general elections due to the outbreak of corruption scandals, and later resigned in favor of a transitory government headed by the president of Congress, Valentín Paniagua.

Mr. Paniagua took office in November 2000 and in July 2001 handed over the presidency to Alejandro Toledo, the winner of the elections decided in the second round held on June 3, 2001, ending two years of political turmoil. Since his election, President Toledo has retained, for the most part, the economic policies of the previous government, focusing on promoting private investment, eliminating tax exemptions, reducing underemployment and unemployment and privatizing state-owned companies in various sectors including energy, mining and public services. President Toledo also implemented fiscal austerity programs, among other proposals, in order to stimulate the economy. Despite Peru’s moderate economic growth, the Toledo administration has at times faced public unrest spurred by the high rates of unemployment, underemployment and poverty. President Toledo has been forced to restructure his cabinet on several occasions to quell public unrest and to maintain his political alliances.

Given that the Toledo administration continues to face a fragmented Congress and continuing public unrest, we cannot assure you that the government will continue its current economic policies or that Peru’s recent economic growth will be sustained. In addition, presidential elections are expected to be held in Peru in the second quarter of 2006, which may mean a change in Peru’s economic policies. Because we have significant operations in Peru, future Peruvian governmental actions could have an adverse effect on market conditions, prices and returns on our securities, and on our business, results of operations, financial condition, ability to obtain financing and prospects.

There is a risk of terrorism in Peru relating to Sendero Luminoso and the Movimiento Revolucionario Tupac Amaru, which were particularly active in the 1980s and early 1990s. We cannot guarantee that acts by these or other terrorist organizations will not adversely affect our operations in the future.

Mexican economic and political conditions may have an adverse impact on our business.

A significant part of our operations are based in Mexico. In the past, Mexico has experienced both prolonged periods of weak economic conditions and dramatic deterioration in economic conditions, characterized by exchange rate instability and significant devaluation of the peso, increased inflation, high domestic interest rates, a substantial outflow of capital, negative economic growth, reduced consumer purchasing power and high unemployment. An economic crisis occurred in 1995 in the context of a series of internal disruptions and political events including a large current account deficit, civil unrest in the southern state of Chiapas, the assassination of two prominent political figures, a substantial outflow of capital and a significant devaluation of the peso. We cannot assure you that such conditions will not recur, that other unforeseen negative political or social conditions will not arise or that such conditions will not have a material adverse effect on our financial condition and results of operations.

On July 2, 2000, Vicente Fox of the Partido Acción Nacional (the National Action Party), or PAN, was elected president. Although his election ended more than 70 years of presidential rule by the Partido Revolucionario Institucional (the Institutional Revolutionary Party), or PRI, neither the PAN nor the PRI succeeded in securing a majority in the Mexican congress. In elections in 2003 and 2004, the PAN lost additional seats in the Mexican Congress and state governorships. The lack of a majority party in the legislature and the lack of alignment between the legislature and the executive branch have resulted in legislative gridlock, which is expected to continue at least until the Mexican presidential elections in 2006. Such legislative gridlock has impeded the progress of structural reforms in Mexico, which may have a material adverse effect on the Mexican economy and cause disruptions to our operations. Furthermore, economic plans of the Mexican government in the past have not, in certain respects, fully achieved their objectives, and we cannot assure you that any reforms that are undertaken will achieve their stated goals. Because we have significant operations in Mexico, we cannot provide any assurance that current legislative gridlock and/or future political developments in Mexico, including the 2006 presidential and congressional elections, will not have a material adverse effect on market conditions, prices and returns on our securities, our ability to obtain financing, and our results of operations and financial condition.

Peruvian inflation, reduced economic growth and fluctuations in the nuevo sol exchange rate may adversely affect our financial condition and results of operations.

Over the past several decades, Peru has experienced periods of high inflation, slow or negative economic growth and substantial currency devaluation. The inflation rate in Peru, as measured by the Indice de Precios al Consumidor and published by the Instituto Nacional de Estadística e Informática, the National Institute of Statistics, has fallen from a high of 7,649.7% in 1990 to 1.5% in 2005. The Peruvian currency has been devalued numerous times during the last 20 years. The devaluation rate has decreased from a high of 4,019.3% in 1990 to 4.5% in 2005. Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars. If inflation in Peru were to increase without a corresponding devaluation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our common stock, could be affected. Although the Peruvian government’s stabilization plan has significantly reduced inflation and the Peruvian economy has experienced moderate growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.

Among the economic circumstances that could lead to a devaluation of the nuevo sol is the decline of Peruvian foreign reserves to inadequate levels. Peru’s foreign reserves at February 28, 2006, were $14.0 billion as compared to $12.6 billion at December 31, 2004. We cannot assure you that Peru will be able to maintain adequate foreign reserves to meet its foreign currency denominated obligations or that Peru will not devalue its currency should its foreign reserves decline.

Mexican inflation, restrictive exchange control policies and fluctuations in the peso exchange rate may adversely affect our financial condition and results of operations.

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of our Mexican operations’ cost of sales are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding devaluation of the peso, as it did in 2000, 2001 and 2002, the net income generated by our Mexican operations is adversely affected.

The annual inflation rate in Mexico was 3.3% in 2005, 5.2% in 2004 and 4.0% in 2003. The Mexican government has publicly announced that it does not expect inflation to exceed 3.0% in 2006. At the same time, the peso has been subject in the past to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso declined by 4.9% in 2005 and increased by 0.3% in 2004 and 9.0% in 2003.

While the Mexican government does not currently restrict the ability of Mexican companies or individuals to convert pesos into dollars or other currencies, in the future, the Mexican government could impose a restrictive exchange control policy, as it has done in the past. We cannot assure you that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The imposition of such exchange control policies could impair Minera México’s ability to obtain imported goods and to meet its U.S. dollar-denominated obligations and could have an adverse effect on our business and financial condition.

Developments in other emerging market countries and in the United States may adversely affect the prices of our common stock and our debt securities.

The market value of securities of companies with significant operations in Peru and Mexico is, to varying degrees, affected by economic and market conditions in other emerging market countries. Although economic conditions in such countries may differ significantly from economic conditions in Peru or Mexico, as the case may be, investors’ reactions to developments in any of these other countries may have an adverse effect on the market value or trading price of the securities, including debt securities, of issuers that have significant operations in Peru or Mexico.

In addition, in recent years economic conditions in Mexico have increasingly become correlated to U.S. economic conditions. Therefore, adverse economic conditions in the United States could also have a significant adverse effect on Mexican economic conditions including the price of our debt securities. We cannot assure you that the market value or trading prices of our common stock and debt securities, will not be adversely affected by events in the United States or elsewhere, including in emerging market countries.

Item 2. Properties

We were incorporated in Delaware in 1952. Our corporate offices in the United States are located at 2575 East Camelback Road, Suite 500, Phoenix, Arizona 85016. Our telephone number in Phoenix, Arizona is (602) 977-6595. Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima. Our website is www.southerncoppercorp.com We believe that our existing properties are in good condition and suitable for the conduct of its business.

The following table sets forth as of December 31, 2005, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2005 Production	2005 Capacity Utilization
PERUVIAN OPEN PIT UNIT
Mining Operations
Cuajone Open-pit Mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd - Milling	81.9 ktpd	94.1%
Toquepala Open-pit Mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd - Milling	59.5 ktpd	99.1%
Toquepala SX-EW Plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electro winning	56.0 ktpy - Refined	36.5 ktpy	65.2%

Processing Operations
Ilo Copper Smelter	Ilo (Peru)	Copper smelting, blister production	1,131.5 ktpy - Concentrate feed	1,206.3 ktpy	106.6%
Ilo Copper Refinery	Ilo (Peru)	Copper refining	280 kpty - Refined cathodes	285.2 ktpy	101.9%
Ilo Acid Plant	Ilo (Peru)	Sulfuric Acid	300 ktpy - Sulfuric acid	369.7 ktpy	123.2%
Ilo Precious Metals Refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	365 tpy	311.4 tpy	85.3%

MEXICAN OPEN PIT UNIT
Cananea Open-Pit Mine	Sonora (Mexico)	Copper Ore milling & recovery, copper concentrate production	76.7 ktpd - Milling	70.2 ktpd	91.5%
Cananea SX-EW I, II Plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	56.4ktpy	103.0%
La Caridad Open-Pit Mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd - Milling	87.0 ktpd	96.7%
La Caridad SX-EW Plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electro winning	21.9 ktpt - Refined	22.0 ktpy	100.5%

Processing Operations
La Caridad Copper Smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy - Concentrate feed	894.7 ktpy	89.5%
La Caridad Copper Refinery	Sonora (Mexico)	Copper refining	300 ktpy Copper cathode	233.7 ktpy	77.9%
La Caridad Copper Rod Plant	Sonora (Mexico)	Copper rod production	150 ktpy Copper rod	113.2 ktpy	75.4%

La Caridad Precious Metals Refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	2.8 ktpy - Slime	0.7 ktpy	26.6%
La Caridad Sulfuric Acid Plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy - Sulfuric acid	833.4 ktpy	53.2%

IMMSA UNIT
Underground Mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	4.0 ktpd - Milled ore	3.6 ktpd	91.0%
San Martin	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	4.4 ktpd Milled ore	3.4 ktpf	76.7%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	6.0 ktpd Milled ore	4.1 ktpd	67.9%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	1.5 ktpd Milled ore	0.6 ktpd	38.3%
Taxco	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	2.0 ktpd Milled ore	1.0 ktpd	49.7%

Nueva Rosita Coal & Coke Complex(2)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	181 ktpy	20.1%

Processing Operations
San Luis Potosi Copper Smelter	San Luis Potosi (Mexico)	Concentrate smelting, blister production	230 ktpy Concentrate feed	103.1 ktpy	44.8%
San Luis Potosi Zinc Refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105 ktpy Zinc cathode	101.5% ktpy	96.7%
San Luis Potosi Sulfuric Acid Plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy Sulfuric acid	176.3 ktpy	97.9%

Key:

koz =  thousands of ounces

ktpd = thousands of tons per day

ktpy = thousands of tons per year

tpy  = tons per year

(1)                                  Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)                                  At December 31, 2005, the coal reserves for the Nueva Rosita coal were 66,981,498 tons with average sulfur content of 1.0% and a BTU content of 8800 per pound.

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our combined financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2005	2004	2003
COPPER (thousand pounds):
Mined
Peru open pit
Toquepala	347,130	354,618	313,878
Cuajone	360,805	428,553	406,814
SX-EW Toquepala	80,464	92,869	105,283

Mexico open pit
La Caridad	269,662	243,358	236,414
Cananea	261,778	271,670	207,461
SX-EW La Caridad	48,603	48,005	47,334
SX-EW Cananea	124,359	110,671	109,169
IMMSA Unit	28,228	33,186	41,738
Total Mined	1,521,029	1,582,930	1,468,091

Smelted
Blister Ilo	713,200	702,646	689,513
Anodes La Caridad	617,953	548,763	435,168
Blister IMMSA	46,998	49,970	51,914
Total Smelted	1,378,151	1,301,379	1,176,595

Refined
Peru Open Pit
Cathodes Ilo	628,769	618,790	626,126
SX-EW Toquepala	80,464	92,869	105,283

Mexico Open Pit
Cathodes La Caridad	515,179	445,649	361,480
SX-EW La Caridad	48,603	48,005	47,334
SX-EW Cananea	124,359	110,671	109,169
Total Refined	1,397,374	1,315,984	1,249,392

Rod Mexico Open Pit
La Caridad	249,485	153,282	118,654
Total Rod	249,485	153,282	118,654

SILVER (thousand ounces)
Mined
Peru Open Pit
Toquepala	2,230	2,048	1,822
Cuajone	2,261	2,712	2,490

Mexico Open Pit
La Caridad	2,123	1,777	1,846
Cananea	1,698	1,523	1,075
IMMSA Unit	10,183	10,470	10,770
Total Mined	18,495	18,530	18,003

Refined
Peru Open Pit - Ilo	3,533	3,823	3,599
Mexico Open Pit - La Caridad	4,583	2,923	4,376
IMMSA Unit	4,371	4,050	4,171
Total Refined	12,487	10,796	12,146

MOLYBDENUM (thousand pounds)
Mined
Toquepala	11,737	13,236	9,156
Cuajone	11,638	10,267	10,730
La Caridad	9,260	8,184	8,184
Total Mined	32,635	31,687	28,070

Zinc (thousand pounds)
Mined IMMSA	316,603	294,930	283,867
Refined IMMSA	223,820	226,097	222,819

	Year Ended December 31,
Average Market Prices	2005	2004	2003
Copper price ($ per pound - LME)	$1.67	$1.30	$0.81
Copper price ($ per pound - COMEX)	$1.68	$1.29	$0.81
Molybdenum price ($ per pound) (1)	$31.05	$15.95	$5.21
Zinc price ($ per pound - LME)	$0.63	$0.48	$0.38
Silver price ($ per ounce - COMEX)	$7.32	$6.68	$4.89

(1)          Platt’s Metals Week Dealer Oxide

ORE RESERVES:

Ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their mineral content. Ore reserve estimates are based on engineering evaluations of assay values derived from the sampling of drill holes and other openings. We believe that the samplings taken are spaced at intervals close enough to render the estimates reliable. The ore reserves estimates include assessments of the metallurgy to determine copper recovery by flotation process and column leaching, as well as economic, marketing, legal, environmental, governmental, and other necessary considerations.

Annually our engineering department reviews in detail the reserve computations. In addition, the engineering department reviews the computation when changes in assumptions occur. Changes can occur for price or cost assumptions, results in field drilling or new geotechnical parameters. We also engage third party consultants to review mine planning procedures.

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated. We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week. Unless otherwise stated, reserves estimates in this report use $1.261 per pound for copper and $17.817 per pound for molybdenum, both current prices as of December 31, 2005. The current prices for copper and molybdenum were $0.939 and $8.425 as of December 31, 2004 and $0.751 and $3.81 as of December 31, 2003.

For purposes of our long-term planning, our management uses metals price assumptions of $0.90 per pound for copper and $4.50 per pound for molybdenum. These prices are intended to approximate average prices over the long term. Our management uses these price assumptions, as it believes these prices reflect the full price cycle of the metals market.

For Peruvian operations, commencing in 2003, we have used reserves estimates based on current average prices as of the most recent year then ended to determine the amount of mine stripping that is capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets. In calculating such items in the case of our Minera Mexico subsidiary for periods prior to 2005, we have used reserves estimates based on the longer-term price assumptions discussed above.

We periodically reevaluate estimates of our ore reserves, which represent our estimate as to the amount of unmined copper remaining in our existing mine locations that can be produced and sold at a profit. These estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs at each of our mines.

For more information regarding our reserve estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations–Critical Accounting Policies and Estimates–Ore Reserves”

COPPER AND MOLYBDENUM RESERVES BY SITE:

The table below details our copper and molybdenum reserves as estimated at December 31, 2005.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT			MEXICAN IMMSA UNIT	Sensitivity to Change in metals prices (3)
	Cuajone Mine (1)	Toquepala Mine (2)	Cananea Mine (1)	La Caridad Mine (1)	TOTAL OPEN-PIT MINES	IMMSA (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	1.261	1.261	1.261	1.261	1.261	1.261	1.513	1.009
Molybdenum ($/lb.)	17.817	17.817	17.817	17.817	17,817	17.817	21.381	14.254
Cut-off grade	0.30%	0.30%	0.25%	0.20%	0.26%	—	0.21%	0.36%
Sulfide ore reserves (thousands of tons)	1,935,407	2,174,479	3,759,426	1,562,184	9,431,496	41,644	12,481,624	6,111,769
Average grade:
Copper	0.561%	0.580%	0.494%	0.315%	0.498%	0.51%	0.450%	0.577%
Molybdenum	0.019%	0.032%	—	0.028%	0.026%	—	0.025%	0.029%
Leachable material (thousands of tons)	11,604	2,777,807	1,499,915	1,489,303	5,778,629	—	5,383,676	5,466,250
Leachable material grade	0.568%	0.172%	0.226%	0.157%	0.183%	—	0.159%	0.216%

Waste (thousands of tons)	5,022,010	7,364,671	3,979,732	540,455	16,906,868	—	20,813,111	13,510,787
Total material (thousands of tons)	6,969,021	12,316,957	9,239,073	3,591,942	32,116,993	—	38,678,411	25,088,806
Stripping ratio	2.60	4.66	1.46	1.30	2.41		2.10	3.10

Leachable material
Reserves in stock (thousands of tons)	23,982	807,154	605,711	467,789	1,904,636	—	1,904,636	1,904,636
Average copper grade	0.463%	0.136%	0.139%	0.252%	0.170%	—	0.170%	0.170%

In pit reserves (thousands of tons)	11,604	2,777,807	1,499,915	1,489,303	5,778,629	—	5,383,676	5,466,250
Average copper grade	0.568%	0.172%	0.226%	0.157%	0.183%	—	0.159%	0.216%

Total leachable reserves (thousands of tons)	35,586	3,584,961	2,105,626	1,957,092	7,683,265	—	7,288,312	7,370,886
Average copper grade	0.497%	0.164%	0.201	0.180	0.180%	—	0.162%	0.204%
Copper contained in ore reserves (thousand of tons) (4)	10,924	17,390	21,961	7,259	57,534	212	64,707	47,040

(1)          The Cuajone, Toquepala, Cananea and La Caridad concentrator recoveries calculated for these reserves were 83.7%, 87.0%, 81.0% and 82.59%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)          The Immsa Unit includes the Charcas, Santa Bárbara, San Martin, Santa Eulalia and Taxco mines.

(3)          In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2005. Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions. The analysis above does not include our Immsa Unit’s underground mines, for which the sensitivity analysis is as follows:

	Sensitivity to 20% Change in Metals Prices
	Increase 20%	Decrease 20%
Sulfide ore reserves (thousands of tons)	45,337	32,638
Average grade copper	0.49%	0.58%
Copper contained (thousands of tons)	222	189

(4)          Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade plus (ii) the product of in-pit leachable reserves and the average copper grade. Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade

The following is the average drill-hole spacing for proven and probable sulfide reserves:

As of December 31, 2005

	Proven	Probable
	(average spacing in meters)
Cuajone	71.45	111.09
Toquepala	78.72	110.63
Cananea	51.96	100.94
La Caridad	38.52	105.90

The table below details our copper and molybdenum reserves as of December 31, 2005 calculated based on long-term price assumptions of, $0.90 for copper and $4.50 for molybdenum.

	Cuajone Mine	Toquepala Mine	Cananea Mine	La Caridad Mine	Total Open-Pit Mines	Immsa (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Molybdenum ($/lb.)	$4.50	$4.50	$4.50	$4.50	$4.50	$4.50
Sulfide ore reserves (thousands of tons)	1,064,339	576,593	2,102,432	480,477	4,223,841	51,647
Average grade:
Copper	0.636%	0.731%	0.597%	0.400%	0.603%	0.48%
Molybdenum	0.020%	0.042%	—	0.028%	0.028%	—
Leachable material (thousands of tons)	32,211	925,075	1,378,185	826,505	3,161,976
Leachable material grade	0.344%	0.218%	0.301%	0.206%	0.252%
Waste (thousands of tons)	1,233,031	681,828	3,011,209	205,863	5,131,931
Total material (thousands of tons)	2,329,581	2,183,496	6,491,826	1,512,845	12,517,748
Stripping ratio	1.19	2.79	2.09	2.15	1.96

Leachable material
Reserves in stock (thousands of tons)	23,982	807,154	605,711	467,789	1,904,636	—
Average copper grade	0.463%	0.136%	0.139%	0.252%	0.169%	—
In-pit reserves (thousands of tons)	32,211	925,075	1,378,185	826,505	3,161,976	—
Average copper grade	0.344%	0.218%	0.301%	0.206%	0.252%	—
Total Leachable reserves (thousands of tons)	56,193	1,732,229	1,983,896	1,294,294	5,066,612	—
Average copper grade	0.395%	0.180%	0.251%	0.223%	0.221%	—
Copper contained in ore reserves (thousands of tons) (2)	6,880	6,232	16,700	3,625	33,437	248

(1)          The Immsa Unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines.

(2)          Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade plus (ii) the product of in-pit leachable reserves and the average grade of copper. Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

OVERVIEW OF BLOCK MODEL RECONCILIATION PROCESS

We apply the following block model to mill reconciliation procedure.

The following stages are identified in the Cuajone, Toquepala, Cananea and La Caridad mines:

1.               The mine geologists gather the necessary monthly statistical data from our information system (“SRP”), which provides ore tons milled and ore grades in the concentrator.

2.               Mined areas are topographically determined and related boundaries are built.

3.               Using the “interactive planner” option in our mining software (Minesight), ore metric tons and grades are calculated inside mined areas over the block model. At this point the current cut-off grade is considered.

4.               In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

Tonnage and grade reconciliation for 2005 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons	% Copper	Tons	% Copper	Tons	% Copper
	(thousands)		(thousands)		(thousands)
Cuajone	29,616	0.650	29,544	0.643	72	0.007
Toquepala	21,144	0.849	21,224	0.812	(80)	0.037
Cananea	28,080	0.567	26,449	0.573	1,631	0.006
La Caridad	33,539	0.492	31,551	0.483	1,988	0.009

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better know the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

Item 3. Legal Proceedings

Reference is made to the information under the caption “Litigation Matters” in Financial Statement Note 13 “Commitments and Contingencies” on Page A-105.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 6, 2006 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	52	Chairman of the Board and Director
Oscar Gonzalez Rocha	67	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	59	Executive Vice President, Chief Operating Officer and Director
J. Eduardo Gonzalez Felix	37	Vice President Finance, Chief Financial Officer and Director
Armando Ortega Gomez	45	Vice President, Legal, General Counsel, Secretary and Director
Jose N. Chirinos Fano	64	Comptroller
Mario Vinageras Barroso	50	Vice President, Commercial
Vidal Muhech Dip	65	Vice President, Projects

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999 Chief Executive Officer from December 1999 to October 2004 and as a member of the Board of Directors since November 1999. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo México (holding) since 1994. Mr. Larrea has been Chairman and Chief Executive Officer of Americas Mining Corporation (mining division) since 2003. Mr. Larrea has been Chairman of the Board and Chief Executive Officer of Grupo Minera México (mining division) since 1994 and of Grupo Ferroviario Mexicano (railroad division) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo México and has been a member of the Board of Directors since 1981. He is also a director of Grupo Financiero Banamex, (Citigroup) S.A. de C.V., Banco Nacional de Mexico, S.A., Consejo Mexicano de Hombres de Negocios, and Grupo Televisa, S.A. de C.V.

Oscar Gonzalez Rocha has served as our Chief Executive Officer since October 21, 2004 and our President since December 1999. He has been our Director since November 1999. Previously, he was our General Director and Chief Operating Officer from December 1999 to October 20, 2004. He has been a Director of Grupo México since 2002 and Managing Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea S.A. de C.V. from 1990 to 1999. He was an Alternate Director of Grupo Mexico from 1988 to April 2002.

Xavier Garcia de Quevedo Topete has served as Executive Vice President and Chief Operating Officer since April 12, 2005 and as a member of our Board of Directors from November 1999 to the present. He has been the President and Chief Executive Officer of Minera México from September 2001 to April 2005. He was Managing Director of Grupo Ferroviario Mexicano S.A. de C.V., and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and Director General of Exploration and Development of Grupo Mexico from 1994 to 1997. He has been a director of Grupo México since April 2002.

J. Eduardo Gonzalez Felix has served as our Director and Vice President, Finance, and Chief Financial Officer since March 11, 2005. He has been the President and Chief Financial Officer of Grupo Mexico’s Mining Division (Americas Mining Corporation) from January 2004 to March 2005 and its Chief Financial Officer from 1999 to March 2003. Mr. Gonzalez has been the Chief Financial Officer of Minera Mexico from mid-2001 to December 2003. He had also headed Grupo Mexico’s Treasury and Investor Relations departments from 1999 to 2001. Prior to joining Grupo Mexico, Mr. Gonzalez was a Senior Associate at McKinsey & Company, Inc., heading work for clients in various countries and industry sectors. Mr. Gonzalez has also worked at the Kimberley-Clark Corporation and the Chicago Board Trade.

Armando Ortega Gomez has served as a member of our Board of Directors since August 2002. Mr. Ortega has been our General Counsel since October 23, 2003, and has served as our Vice President, Legal and Secretary since April 25, 2002. Previously, was he was our Assistant

Secretary from July 25, 2001 to April 25, 2002. He has been General Counsel of Grupo México since May 2001. He is also Assistant Secretary of Grupo México. Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from January 1998 to mid-May 2001, and was a negotiator for international matters for said Ministry from 1988 to May 2001.

Jose N. Chirinos Fano has served as our Comptroller since April 2005 and as our Treasurer from April 2004 to April 2005. He has been Director of Comptroller and Finance since December 1999. From January 1994 until April 2005 he was our Assistant Comptroller. Since January 2004, Mr. Chirinos has been Vice President of Finance and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. He has held various positions in Accounting, Administration and Finance during his 39 years at our Company.

Mario Vinageras Barroso has served as our Vice President, Commercial since April 25, 2002. He has been Commercial Director of Grupo México since September 1994 and Corporate Director of Sales of Grupo México since June 1, 2000.

Vidal Muhech Dip has served as our Vice President, Projects since April 25, 2002. He has been Corporate Director of Engineering and Construction of Grupo México since April 1995. Previously, he was Director of Engineering and Construction of Industrial Minera México from 1985 to 1995.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2005, there were 2,116 holders of record of our Common Stock. SCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange(“BVL”). The SCC Common Stock symbol is PCU on the NYSE and PCU1 on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.

	2005					2004
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share (Note 1)	$0.6792	$2.3776	$1.0430	$1.7000	$5.7998	$0.1467	$0.2946	$0.4103	$0.4481	$1.2998

Stock market Price
NYSE:
High	$64.20	$59.20	$55.96	$70.60	$70.60	$50.50	$41.85	$51.66	$54.10	$54.10
Low	$43.17	$41.63	$42.88	$50.20	$41.63	$36.16	$26.53	$36.16	$42.15	$26.53

BVL:
High	$64.00	$59.20	$55.98	$70.75	$70.75	$50.80	$41.70	$52.00	$55.00	$55.00
Low	$43.39	$41.75	$42.55	$50.35	$41.75	$36.00	$26.50	$36.40	$42.20	$26.50

Note (1) Dividends per share based on the consolidated/combined results of SCC. Actual dividends per share prior to the April 1, 2005 acquisition of Minera Mexico were $1.2497 in the first quarter of 2005; and $0.27, $0.542, $0.755, $0.8245 and $2.3915 for the first, second, third and fourth quarters of 2004 and the year 2004, respectively.

On January 26, 2006, a dividend of $2.75 per share was announced payable March 3, 2006 to shareholders of record as of February 15, 2006. Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on our ability of the Company to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk – Liquidity and Capital Resources” and Note 10 - Financings to our Consolidated Combined Financial Statements.

Equity Compensation Plan Information at December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Stock incentive plan	—	—	645,060
Directors’ stock award plan	N/A	N/A	68,800

For further information on the Company’s equity compensation plans see “Note 14 – Stockholders’ Equity” to the Company’s Consolidated Combined Financial Statements.

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2005, includes certain information that has been derived from our consolidated combined financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk” and the consolidated combined financial statements and notes thereto.

(In millions, except Capital Stock and Financial Data, except where noted)

	Year Ended December 31,
Statement of Earnings Data	2005	2004	2003	2002	2001(1)
Net sales	$4,112.6	$3,096.7	$1,576.6	$1,388.4	$1,560.0
Operating income	2,094.5	1,482.4	325.7	186.9	75.2
Minority interest	(12.5)	(4.7)	(4.3)	(8.9)	2.8
Cumulative effect of change in accounting principle, net of income tax	—	—	(1.5)	—	—

Net earnings (loss)	$1,400.1	$982.4	$83.5	$144.9	$(109.9)

Per share amounts:
Earnings (loss) basic and diluted	$9.51	$6.67	$0.57	$0.98	$(0.75)
Dividends paid	$5.80	$1.30	$0.31	$0.19	$0.19

	As of December 31,
Balance Sheet Data	2005	2004	2003	2002	2001 (1)

Cash, cash equivalents and marketable securities	$876.0	$756.0	$351.6	$175.1	$260.5
Total assets	5,687.6	5,319.2	4,491.0	4,419.0	4,480.6
Total long-term debt, including current portion	1,172.1	1,330.3	1,671.2	1,621.2	1,714.3
Total liabilities	2,348.8	2,494.3	2,385.9	2,452.5	2,633.3
Total stockholders’ equity	$3,326.1	$2,813.6	$2,022.7	$1,881.5	$1,751.9

	Year Ended December 31,
Statement of Cash Flows	2005	2004	2003	2002	2001(1)

Cash provided from operating activities	$1,644.2	$1,172.4	$64.8	$181.9	N/A	(2)
Depreciation, amortization and depletion	277.2	192.6	177.1	157.6	165.9
Cash(used for) investing activities	(425.4)	(219.5)	(59.7)	(85.2)	N/A	(2)
Capital expenditures	(470.6)	(228.3)	(64.9)	(85.4)	(180.9)
Cash (used for) provided from financing activities	(1,055.6)	(540.6)	185.6	(145.9)	N/A	(2)
Dividends paid	(853.9)	(191.4)	(45.4)	(21.5)	(28.8)

	Year Ended December 31,
Capital Stock	2005	2004	2003	2002	2001(1)
Common shares outstanding - basic (in thousands)	147,228	147,224	147,220	147,213	147,210
Common shares outstanding - diluted (in thousands)	147,228	147,224	147,225	147,217	147,212
NYSE Price - High	$70.60	$54.10	$48.85	$15.54	$15.10
NYSE Price - Low	$41.63	$26.53	$14.42	$10.82	$8.42
Book value per share	22.59	19.11	13.74	12.78	11.90
P/E ratio	7.04	7.08	83.11	15.41	(20.25)

	Year Ended December 31,
Financial Ratios	2005		2004		2003		2002		2001(1)

Gross margin(3)	53.5%		50.7%		25.8%		19.4%		10.3%
Operating income margin(4)	50.9%		47.9%		20.7%		13.5%		4.8%
Net margin(5)	34.0%		31.7%		5.3%		10.4%		(7.0)%
Current assets to current liabilities	2.15		1.70		1.88		1.64		0.46
Net debt(6)/total capitalization(7)	8.2%		17.0%		39.5%		43.4%		45.4%
Ratio of Earnings to Fixed charges(8)	17.8	x	12.6	x	2.7	x	1.5	x	—

(1)                      Financial information as of and for the year ended December 31, 2001 is unaudited.

(2)                      Information not available

(3)                      Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.

(4)                      Represents operating income divided by sales as a percentage.

(5)                      Represents net earnings divided by sales as a percentage.

(6)                      Net debt is defined as total debt minus cash balance.

(7)                      Represents net debt divided by net debt plus stockholders’ equity.

(8)                      Represents earnings divided by fixed charges. Earnings are defined as earnings before income taxes, minority interest and cumulative effect of change in accounting principle, plus fixed charges and amortization of interest capitalized, less interest capitalized. Fixed charges are defined as the sum of interest expense and interest capitalized, plus amortized premiums, discounts and capitalized expenses related to indebtedness. For the year 2001, the company would have had to generate additional earnings of $75,392,000 to achieve a ratio of earnings to fixed charges of 1:1.

Item 7 and 7.A – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk relates to and should be read together with our Audited Consolidated Combined Financial Statements as of and for each of the years in the three-year period ended December 31, 2005. Effective April 1, 2005, Southern Copper Corporation acquired substantially all of the outstanding common stock of Minera México. The acquisition was accounted for in a manner similar to a pooling of interests as it involved the reorganization of entities under common control. Under such accounting, the financial statements of SCC and Minera México are combined on a historical cost basis for all the periods presented since they were under the indirect common control of Grupo México during such periods. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for us, including our Minera México subsidiary, on a consolidated or combined basis for all periods. Our combined financial results may not be indicative of the results of operations that actually would have been achieved had the acquisition of Minera México taken place at the beginning of the periods presented and do not purport to be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors. See “Cautionary Statements.”

OVERVIEW

Our business is primarily the production and sale of copper. In the process of producing copper, a number of valuable metallurgical byproducts are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell. The sales prices for our products are largely determined by market forces outside of our control. Our management, therefore, focuses on production enhancement and cost control to improve profitability. We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs. Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

We discuss below several matters that our management believes are important to understand our results of operations and financial condition. These matters include (i) our “operating cash costs” as a measure of our performance, (ii) metals prices, (iii) our recent acquisition of Minera México, (iv) our business segments and (v) the effects of inflation and other local currency issues.

Since our inception, we have principally maintained operations in Peru. However, in recent years, we have refocused our plans and began steps to internationalize our business and broaden our market exposure. In 2003, we acquired exploration properties in Chile, which are being evaluated for potential exploitation. Beginning in 2004, we began tolling copper into rod in Amarillo, Texas. The biggest step, in the new focus, however, is the acquisition of Minera Mexico, see Minera Mexico acquisition below.

Operating Cash Costs

An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. A reconciliation of our cash cost per pound to the cost of sales (including depreciation, amortization and depletion) as presented in the statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” below. We have defined operating cash cost per pound as cost of sales

(including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less byproducts revenue, depreciation, amortization and depletion, workers’ participation and other miscellaneous charges, the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us. In our calculation of operating cash cost per pound of copper produced, and purchased, we credit against our costs, the revenues from the sale of byproducts, principally molybdenum, zinc and silver. We account for this byproduct revenue because we consider our principal business to be the production and sale of copper. We believe that our company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost. The increase over the last three years in the price of molybdenum, however, has had a significant effect on our traditional calculation of cash cost and its comparability between periods. Accordingly, we present cash costs below with and without crediting the byproduct revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded. Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded. Additionally excluded from operating cash costs are inventory changes, items of a non-recurring nature, and the portion of our mine stripping costs that we capitalize.

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2005. We present cash costs with and without the inclusion of byproduct revenues below.

	2005	2004	2003
	(dollars per pound)
Operating cash cost per pound of copper produced and purchased	$0.026	$0.182	$0.435
Operating cash cost per pound of copper produced and purchased (without byproduct revenue)	$1.005	$0.852	$0.743

A reconciliation of our operating cash costs per pound to our GAAP cost of sales is presented on page A-77 under the subheading “Non-GAAP Information Reconciliation.”

The reduction in the cash costs per pound of copper produced and purchased (including byproduct revenue) in 2005 and 2004 is to a large extent attributable to the increase in the molybdenum sales price. The credit to the above costs for molybdenum sales amounted to $0.617 per pound, $0.412 per pound and $0.102 per pound, in 2005, 2004 and 2003, respectively. The cash cost without byproduct revenue increased in 2005 and 2004 as a result of cost increases, including the cost of petroleum products, purchased electricity, maintenance expenses and the cost of replacement parts. In addition, the higher copper prices in 2005 and 2004 also increased our computation of cash cost, as we include in our calculation the cost of purchased metal. The higher value and accordingly the higher cost of copper in these years, increased our cash cost by $0.017 in 2004 and by a further $0.053 in 2005. Additionally, we believe our operating cash costs will increase in 2006 and the near-term years as a result of the EITF consensus, which we adopted on January 1, 2006 and is described below under “Critical Accounting Policies and Estimates–Capitalized Mine Stripping Costs and Leachable Material”. If we had applied this consensus in 2005, 2004 and 2003 our pound operating cash cost would have increased by $0.075, $0.056 and $0.052, respectively.

Metals Prices

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

We are subject to market risks arising from the volatility of copper and other metals prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the estimated change in net earnings resulting from metal price changes in 2006 as provided in the table below.

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.7	$14.4	$1.8	$11.4

Minera México Acquisition

On April 1, 2005, we acquired Minera México from Americas Mining Corporation, a subsidiary of Grupo México, our controlling stockholder. Minera México is the largest mining company in Mexico and the eleventh largest copper producer in the world on a stand-alone basis. On April 1, 2005, we exchanged 67,207,640 newly-issued shares of our common stock for the outstanding shares of Minera México’s direct majority stockholder, and Minera México became our 99.1% owned subsidiary. As a part of this transaction, on March 1, 2005, we paid a special transaction dividend of $100 million to all of our stockholders. Upon completion of the merger, Grupo México increased its indirect beneficial ownership of our capital stock from approximately 54.2% to approximately 75.1%. On October 20, 2005, our board of directors approved the acquisition of 6,386,521 shares of Minera Mexico from Grupo Mexico. The acquired shares represent 0.81833% of the outstanding shares of Minera Mexico and were purchased for $30.3 million.

We are now in the process of integrating two companies that had previously been affiliated but operated independently. With this acquisition, we have increased our total copper reserves by 107%, or 23,199 million tons, based on year-end 2004 reserves, and have increased our annual copper production by 81%, equivalent to 320,000 tons of copper, based on 2004 production.

Business segments

Our Company operates in a single industry, the copper industry. With the acquisition of Minera Mexico in April 2005, we determined that to effectively manage our business we needed to focus on three operating segments. These segments are our Peruvian operations, our Mexican open-pit operations and our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines. Our Mexican open-pit operations include La Caridad and Cananea mine complexes, the smelting and refining plants and support facilities which service both mines. Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note 19 of our Consolidated Combined Financial Statements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements. Recent inflation and devaluation rates are provided in the table below.

	Year Ended December 31,
	2005	2004	2003
Peru
Peruvian inflation rate	1.5%	3.5%	2.5%
Nuevo sol/dollar (change in exchange rate year to year)	4.5%	(5.2)%	(1.5)%
Mexico
Mexican inflation rate	3.3%	5.2%	4.0%
Peso/dollar (change in exchange rate year to year)	(4.9)%	0.3%	9.0%

Expansion and Modernization Program

Excluding capitalized stripping, we made capital expenditures of $470.6 million, $228.3 million and $64.9 million in 2005, 2004 and 2003, respectively, and we expect to make capital expenditures, of approximately $412.0 million in 2006 excluding capitalized interest. In general, the capital expenditures and projects described below are intended to contribute to further vertical integration of our operations by increasing the capacity for production of refined metal products.

During 2004 and 2003, Minera México’s capital expenditures were curtailed due to liquidity constraints imposed by Minera México’s lenders. In late 2004 and during 2005, Minera México’s rate of capital expenditures increased significantly.

The table below sets forth our capital expenditures for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(dollars in millions)
Projects
Ilo smelter modernization	$234.6	$65.6	$6.3
La Caridad SX/EW plant	8.1	—	—
Toquepala crushing, conveying system for leachable material	32.8	40.4	2.2
San Martín Unit, Santa Bárbara Unit, Charcas Unit and Nueva Rosita Unit	27.8	1.3	0.8
La Caridad copper smelter, sulfuric acid plant and copper refinery	10.2	4.1	1.8
Toquepala concentrator expansion	0.6	0.7	1.7
Cananea SX/EW plant	2.3	2.5	0.8
New copper filter at Toquepala	2.2	1.5	—
PLS dams at Huanaquera	9.1	1.5	—
Total project expenditures	327.7	117.6	13.6

Replacement capital expenditures:
Mexico	100.3	48.7	11.7
Peru	42.6	62.0	39.6
Total replacement expenditures	142.9	110.7	51.3
Total capital expenditures	$470.6	$228.3	$64.9

The above table does not include capitalized stripping of $116.4 million, $92.8 million and $79.7 million for the years 2005, 2004 and 2003, respectively. Set forth below are descriptions of some of our current projects and expected capital expenditures.

Ilo Smelter Modernization:  Our largest outstanding short-term capital investment project is the Ilo smelter modernization. The project is part of our Environmental Compliance and Management Program (known by its Spanish acronym, PAMA), which was approved by the Peruvian government in 1997. The project will modernize the smelter and is targeted to capture no less than 92% of sulfur dioxide emissions, in compliance with Peru’s environmental requirements. The project is moving ahead on schedule with detailed engineering completed and construction work in process in order to be completed by the end of 2006. The anode casting wheel part of this project is being hot tested and starting in the first quarter of 2006 we will replace Ilo blister production with anodes. This will allow us to directly feed the refinery and eliminate the current cost of re-melting blister into anode form. The budget approved for this project is $500 million, including $389.0 million expended through December 31, 2005. We have budgeted $87.5 million for this project in 2006 excluding capitalized interest.

Toquepala Leach Dump Project:  To improve cost containment and production efficiency, in 2003 we started a project at Toquepala to install a crushing, conveying and spreading system at the leach dumps. The approved budget for this project is $81 million, with $75.5 million expended through December 31, 2005. The new system is expected to improve recovery at our leaching facilities and will largely eliminate costly truck haulage in the process. The project is 94% complete at December 31, 2005. The primary crusher was placed in operation in August 2005. The overland conveyors 1, 2 and 3, and the grasshoppers 30 and 31 were put in the production line. The conveying reached its rated capacity of 6,500 ton/hr. in September 2005. The construction of the ramp will continue until final completion of the project, expected in August 2006.

Cananea SX/EW Plant:  We intend to increase our Cananea unit’s production of electrolytic copper by building a new SX/EW plant, (SXEW III). The plant will produce electrolytic copper cathodes of ASTM grade 1 or LME grade A. The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system. The project is currently underway. In its first stage, it is expected to produce 10,500 tons of additional copper by the end of 2007. Studies for a 22,900 ton subsequent expansion of the SX/EW plant are also underway. As the Cananea mine has the largest quantity of our copper reserves we are studying several possibilities for expanding it to a scale that fully maximizes its potential. The approved budget for this project, including the subsequent 22,900 tons expansion, is $90 million, of which $2.3 million has been expended through December 2005.

Nueva Rosita Coal Plant:  We commenced projects to increase the production at our Nueva Rosita unit in Coahuila, Mexico. These projects include an upgrade of our Pasta de Conchos mine and re-engineering and modernization of our coking plant.

The Pasta de Conchos mine’s project includes the open pit development in the east and west zones to increase coal production from 250,000 to 1,000,000 tons per year and has a capital budget of $40.1 million of which $15.2 million was expended through 2005.

The coking plant project includes the re-engineering and modernization of 21 ovens, with this re-engineering we expect to increase efficiency in the system to control emissions during the discharging of the ovens and provide for continuous operation. This project has a capital budget of $12 million of which $8.7 million was expended through 2005.The expected completion date of the re-engineering part of this project is March 2006. The modernization is forecast to be completed in 2009.

Other Expenditures:  Increasing the height of dams at Quebrada Honda for tailings impoundment is now under engineering study. The auxiliary dams constructed before will serve as initial dams to increase the impoundment volume at Quebrada Honda. The capital cost budget for this project will be ready after completion of the engineering studies, which is expected in the third quarter 2006.

The new PLS dams project at Huanaquera is for construction of new pregnant solution collection dams for the Toquepala leaching facility. At year end 2005 this project has reached approximately 47% progress. The budget for this project is $32.5 million, $10.6 million of which was expended as of December 31, 2005.

In order to reduce operation and maintenance costs and comply with environmental requirements, we replaced the disc filters at the Toquepala concentrator with a new vertical press filter. The project was completed in 2005 at a cost of $3.7 million.

Proposed Projects:  We have a number of projects that we believe may develop in the future. We evaluate new projects on the basis of expected return, environmental needs, required investment and estimated production, among other considerations.

Brownfield projects are development projects on existing properties, generally taking two to three years to complete. Below is a brief description of each of the brownfield projects that we believe we may pursue in the future. Information in the table below, including descriptions and investments are estimates only. The estimated completion time for each of these projects is approximately two years, once started. We cannot assure that it will undertake any of these projects or that the information in the table below will be accurate for any project we undertake.

Projects	Description	Location	Estimated Investment (in millions)(1)
Concentrator	Additional 7,000,000 tons per year of sulfide ore processed	Cananea (Mexico)	$80 - $100
SX/EW Plant	Additional 22,000 tons per year of copper cathode	La Caridad (Mexico)	$110 - $130
Rod Plant	Additional 150,000 tons per year of copper rod	La Caridad (Mexico)	$25 - $35
Zinc Refinery	Additional 50,000 tons per year of refined zinc	San Luis Potosí (Mexico)	$100 - $120

(1) Excluding capitalized interest.

In addition, in December 2005 we announced our plans for a 450 Megawatt power generation plant in Mexico to supply our own facilities. We anticipate that the project, which is currently out for bids, will be built and managed by an independent power company and our obligation will be the supply of coal from our reserves and an agreement to use the power output. We expect this plant will give us the ability to substantially reduce and control our power cost, as we will supply coal from our mines. We believe we will be able to reduce the swings caused by the variation in the international price of energy, a major element of our operating cost. The project, expected to be finished in 2008, will create nearly 900 permanent jobs, 3,000 jobs during the construction stage, and will exceed Mexican and international environmental standards. We also have additional projects that we are considering and may pursue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our combined financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated combined financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated combined financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: carrying value of the ore reserves that are the basis for future cash flows estimates and units-of-production depreciation and amortization calculations; revenue recognition; capitalized mine stripping costs and leachable material; and asset retirement obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Ore Reserves:  For purposes of our long-term planning, our management uses metal price assumptions of $0.90 per pound for copper and $4.50 per pound for molybdenum. These prices are intended to approximate average prices over the long term. Ore reserves based on these prices are the basis for our internal planning, including the preparation of the mine plans for our mines. Our management uses these price assumptions, as it believes these prices reflect the full price cycle of the metals market.

However, pursuant to SEC guidance, the reserves information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated. We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated according to Platt’s Metals Week. Unless otherwise stated, reserves estimates in this report use $1.261 per pound for copper and $17.817 per pound for molybdenum, both current average prices as of December 31, 2005. The current average prices for copper and molybdenum were $0.939 and $8.425, respectively, as of December 31, 2004 and $0.751 and $3.81, respectively, as of December 31, 2003.

Certain financial information is based on reserve estimates calculated on the basis of current average prices. These items include the amount of mine stripping that is capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets. For our Peruvian mines, commencing in 2003, and for our Mexican operations commencing in 2005 we have used reserve estimates based on current average metals prices as of the most recent year then ended to determine these items. In the case of prior periods we have used reserves estimates based on a price assumption of $ 0.90 per pound of copper and $ 4.50 per pound of molybdenum.

Capitalized Mine Stripping Costs and Leachable Material:  In carrying out our mining operations, we are required to remove waste material to access mineral deposits. Because the concentration of mineral deposits is not evenly distributed throughout the ore body, there are periods during the life of the mine in which we mine more waste as compared to ore produced, and periods during which we mine less waste as compared to ore produced. These mining costs are commonly referred to as “stripping” costs.

For each of our existing mines in the production stage, our mine engineers have calculated a life-of-mine stripping ratio that represents our estimate of the total amount of waste to be removed at each mine divided by the estimated total proven and probable reserves at such mine. The mine stripping ratios are used to determine the amount of mine production costs to be charged against earnings. In periods when the actual ratio of waste to mineral ore extracted exceeds the life-of-mine stripping ratios, we capitalize production costs associated with mining operations in proportion to the excess waste mined. Such capitalized costs are included in net capitalized mine stripping, and are amortized to operations using the units of production method. This charge to operations for the amortization of deferred stripping costs could differ materially between reporting periods to the extent that there were material changes in the value of proven and probable reserves. Copper resources contained in piles of leachable materials that have been extracted from the mines are not included in the determination of units of production amortization. Conversely, in periods when the actual ratio of waste to mineral ore mined is less than the life-of-mine stripping ratio, we reduce the net capitalized mine stripping asset proportionally with a charge to amortization expense. During periods we are stripping at the higher rates, increased mining costs associated with the higher tonnages are incurred. Costs of this nature are necessary in a mining operation to ensure the availability of mineable ore in future periods. The deferred stripping accounting method has been generally accepted in the mining industry where mining operations have diverse grades and waste-to-mineral ore ratios; however, industry practice does vary.

At the March 17, 2005 meeting of the Emerging Issues Task Force (EITF), the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred. The EITF noted that the consensus does not address the accounting for stripping costs incurred during the pre-production phase of a mine. The consensus with respect to this issue was ratified by the FASB on March 30, 2005, and will be effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. In its June 15-16, 2005 meeting, the EITF also approved a modification to the transition provisions. On January 1, 2006 we adopted this consensus by reversing $499.5 million of net cumulative capitalized stripping cost and capitalized leach inventory as of December 31, 2005 and recording a net charge of $322.9 million to retained earnings after recognition of workers’ participation and tax benefit of $176.6 million. In addition, near-term future operating income could be negatively impacted on the extent that costs previously capitalized are expensed.

If we were to have expensed all production stripping costs and capitalized leaching costs associated with our mining operations as incurred, net operating cost would have increased by $43.0 million, $56.3 million and $53.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We further discuss capitalized mine stripping costs and leachable material in Notes 2 and 5 to our Consolidated Combined Financial Statements included herein.

Asset Retirement Obligation:  Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. These estimates are based on inflation assumptions using the U.S. Consumer Price Index and using our risk-free credit rate (which is based on our credit status). Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.

We further discuss Asset Retirement Obligation in Note 9 to our consolidated combined financial statements included herein.

Revenue Recognition:  For certain of our sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the molybdenum oxide proprietary market price estimate of Platt’s Metals Week (as is the case for sales of molybdenum products), generally ranging between one and three months subsequent to shipment. In such cases, revenue is recorded at a provisional price at the time of shipment. The provisionally priced copper sales are adjusted to reflect forward copper prices based on LME or COMEX prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract. In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2005, 2004 and 2003:

	Year Ended December 31,
Provisionally Priced Sales	2005	2004	2003
Copper
Millions of pounds	163.7	179.7	51.1
Priced at (per pound)	$2.04	$1.46	$1.08
Molybdenum
Millions of pounds	6.1	6.3	3.7
Priced at (per pound)	$25.00	$32.38	$7.60

Provisional sales adjustments included in accounts receivable and net sales were as follows at December 31, 2005, 2004 and 2003:

	Year Ended December 31,
Provisional Sales Adjustments	2005	2004	2003
	(dollars in millions)
Copper	$7.9	$15.9	$8.4
Molybdenum	(39.2)	69.2	6.9
Total	$(31.3)	$85.1	$15.3

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position of results of operations.

Results of Operations

The following table highlights key combined financial and operating results for each of the years in the three-year period ended December 31, 2005.

	Year Ended December 31,
Statement of Earnings Data	2005	2004	2003
	(dollars in millions)

Net sales	$4,112.6	$3,096.7	$1,576.6
Cost of sales (exclusive of depreciation, amortization and depletion)	(1,635.4)	(1,334.3)	(992.4)
Selling, general and administrative	(81.1)	(71.8)	(63.5)
Depreciation, amortization and depletion	(277.2)	(192.6)	(177.1)
Exploration	(24.4)	(15.6)	(17.9)

Operating income	2,094.5	1,482.4	325.7
Interest expense	(108.9)	(106.5)	(117.0)
Interest capitalized	22.5	10.7	5.6
Interest income	30.8	8.3	5.2
Loss on debt prepayments	(10.6)	(16.5)	(5.8)
Loss on derivative instruments	(22.3)	(1.4)	—
Gain on disposal of properties	—	53.5	—
Other income (expense)	(3.7)	(9.7)	(4.2)
Income taxes	(589.7)	(433.7)	(120.1)

Minority interest	(12.5)	(4.7)	(4.3)
Cumulative effect of change in accounting Principle, net of income tax	—	—	(1.5)
Net earnings	$1,400.1	$982.4	$83.5

The table below outlines the average published market metals prices (rounded to the nearest cent) for our metals for each of the years ended December 31, 2005, 2004 and 2003.

Average Market Metals Prices

	Year Ended December 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Copper price ($ per pound - LME)	$1.67	$1.30	$0.81	28.5%	60.5%
Copper price ($ per pound - COMEX)	$1.68	$1.29	$0.81	30.2%	59.3%
Molybdenum price ($ per pound)(1)	$31.05	$15.95	$5.21	94.7%	206.1%
Zinc price ($ per pound - LME)	$0.63	$0.48	$0.38	31.3%	26.3%
Silver price ($ per ounce - COMEX)	$7.32	$6.68	$4.89	9.6%	36.6%

(1) Platt’s Metals Week Dealer Oxide.

Segment Sales Information

The following table presents the volume of sales by segment of copper and our significant byproducts, for each of the three years ended December 31, 2005.

	Year Ended December 31,
Copper sales (million pounds)	2005	2004	2003

Peruvian operations	825.3	864.4	827.1
Mexican open-pit	768.8	680.6	625.5
Mexican IMMSA unit	93.1	53.9	49.1
Intersegment elimination	(147.2)	(34.4)	(45.6)
Total copper sales	1,540.0	1,564.5	1,456.1

	Year Ended December 31,
Byproduct sales (million pounds, except silver - million ounces)	2005	2004	2003
Peruvian operations:
Molybdenum contained in concentrate	23.4	23.5	20.0
Silver	4.2	4.6	4.2

Mexican open-pit operations:
Molybdenum contained in concentrate	8.8	8.1	7.6
Zinc-refined and in concentrate	108.9	101.1	90.1
Silver	7.2	7.5	8.5

IMMSA unit
Zinc-refined and in concentrate	288.7	269.1	274.8
Silver	11.5	12.6	12.1

Intersegment elimination
Zinc	(103.5)	(103.6)	(95.5)
Silver	(3.1)	(4.5)	(5.3)

Total byproduct sales
Molybdenum contained in concentrate	32.2	31.6	27.6
Zinc-refined and in concentrate	294.1	266.6	269.4
Silver	19.8	20.2	19.5

Results of operations for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Net sales

Our sales in 2005 were $4,112.6 million, compared with $3,096.7 million in 2004, an increase of $1,015.9 million or 32.8%. The increase was attributable to significant increases in metal prices in 2005, particularly for copper, which rose approximately 30%, and molybdenum, which rose 94.7%. Sales volumes for copper declined by 24.5 million pounds in 2005 a decrease of 1.6% compared with 2004. This decrease in copper sales volume, as well as a decrease in the volume of silver sold, was to a large part offset by increases in the volume of molybdenum and zinc sales.

The table below presents information regarding the volume of our copper sales products.

	Year Ended December 31,
Copper sales (million pounds)	2005	2004
Refined	818.2	790.6
Blister	109.4	93.9
Concentrates	20.0	107.8
SX/EW	261.7	239.1
Rod	330.7	333.1
Total	1,540.0	1,564.5

Mine copper production was 1,521.0 million pounds in 2005, a decrease of 3.9% from 2004. This decrease of 61.9 million pounds included a decrease of 87.6 million pounds from the Peruvian open pit operations and 5.0 million pounds in the Mexican underground mines, which were partially offset by an increase of 30.7 million pounds from the Mexican open pit mines.

The decrease of 87.6 million pounds in the Peruvian mines was the result of lower ore grades at the Cuajone and Toquepala mines and lower PLS grade in the SX/EW operation. The decrease of 5.0 million pounds in the Mexican underground mines was due to lower ore grades. The increase of 30.7 million pounds in production from the Mexican open pit mines was principally due to higher throughput in La Caridad mine and higher recovery and an increase in SX-EW production due to higher quantities of PLS treated and higher power efficiency.

Molybdenum production increased from 31.7 million pounds in 2004 to 32.6 million pounds in 2005. This 2.8% increase in production was mainly the result of an increase in the Mexican production, due to higher recoveries.

Mine zinc production amounted to 316.6 million pounds in 2005, an increase of 21.6 million pounds or 7.3% over the 2004 period. The increase was due to the resumption of production at IMMSA’s Santa Eulalia unit. Santa Eulalia’s operations were suspended from 2000 through 2004 as the facilities were being modernized. The work at the Santa Eulalia mine was delayed due to liquidity issues of Minera Mexico in some years prior to 2004. Increased 2005 production from Santa Eulalia amounted to 27.6 million pounds. Grade decreases at our other zinc mines reduced somewhat the increased from Santa Eulalia. In January 2006 an electrical fire at a power sub-station at the San Luis Potosi zinc refinery shut down operations. After evaluating the damage, we expect to restore 50% of the production in the second quarter of 2006 and the remaining 50% at the end of the third quarter. In the interim we are selling zinc concentrates. Due to a shortage of zinc concentrate, the Company is able to receive favorable terms on these sales and expect that the overall return will be favorable. In addition, insurance coverage is expected to cover the cost of repairs, equipment replacement and any loss on production.

Copper made up 66.6% of net sales in 2005 compared with 68.1% in 2004. Sales of byproducts in 2005 totaled $1,373.6 million compared with $987.8 million in 2004, an increase of 39.1%. The increase is principally attributable to significantly increased sales of molybdenum, resulting from the 94.7% increase in the average market price for molybdenum in 2005 compared with 2004. In addition to increased metal prices, increased mine production was also a factor in increasing our byproduct sales in 2005, molybdenum production for 2005 was 32.6 million pounds compared with 31.7 million pounds in 2004, an increase of 3%. The table below provides the sales of our byproducts as a percentage of our total net sales.

	Year Ended December 31,
Byproduct Sales as a Percentage of Total Net Sales	2005	2004
Molybdenum	22.5%	20.9%
Zinc	4.3	4.1
Silver	3.5	4.1
Other byproducts	3.1	2.8
Total	33.4%	31.9%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2005 was $1,635.4 million, compared with $1,334.3 in 2004, an increase of $301.1 million, or 22.6%. The principal elements of the cost of sales increase are a $72.5 million increase in the cost of purchased electric power and fuel, an increase of $27.2 million for mining royalties, and a $125.6 million increase in worker’s participation, including an adjustment of $36.3 million, related to a change in the method of calculating the amount of the statutory worker’s participation for the Mexican worker’s, see “Liquidity and Capital Resources” for a discussion of this matter. In addition, the higher value of copper in 2005 increased our cost of sales by $16.2 million over 2004, as we supplemented our copper production with copper acquired from third parties.

During 2005, in response to an industry wide shortage of mine truck tires we put in place a tire rationalization program to optimize our tire usage. The program, which includes; road maintenance improvements; closer tire maintenance monitoring, including temperature and pressure checks; and stricter truck handling procedures; was in place for 2005 and resulted in an 18% reduction in tire consumption when compared to 2004. While we expect the supply deficit to be resolved by mid-2007, we continue to monitor the supply situation for this vital commodity and expect to satisfy our needs through prudent consumption practices and the development of alternative supply sources, if necessary.

We expect that cost of sales will increase in 2006 and the near future years as a result of our adoption, on January 1, 2006, of the EITF’s, consensus related to mine stripping costs. See Critical Accounting and Estimates – Capitalized Mine Stripping and Leachable Material.

Selling, general and administrative

Our selling, general and administrative expense in 2005 was $81.1 million, compared with $71.8 million in 2004, an increase of $9.3 million. Our higher selling, general and administrative expense in 2005 was principally a result of higher legal, auditing and consulting fees related in part to the acquisition of Minera Mexico, to the issuance of new debt, and to the cost associated with compliance with the Sarbanes-Oxley Act. In addition, the Peruvian tax on bank transfers was $1.4 million higher in 2005.

Depreciation, amortization and depletion

Our depreciation, amortization and depletion expense in 2005 was $277.2 million, compared with $192.6 million in 2004, an increase of $84.6 million. The increase was principally the result of the increase in the amortization of capitalized mine stripping costs and leachable materials of $37.0 million and an increase in depreciation related to replacement capital expenditures.

Exploration

Exploration expense in 2005 was $24.4 million, compared with $15.6 million in 2004, an increase of $8.8 million. The increase was principally as a result of the drilling and cross path activities at the Tia Maria project in Peru, $3.7 million, and $1.7 million and $1.2 million drilling costs in IMMSA and Cananea, respectively.

Interest expense

Interest expense in 2005 was $108.9 million compared with $106.5 million in 2004, an increase of $2.4 million. Our currently paid interest expense decreased in 2005 principally as a result of a reduction of our debt outstanding. However, included in 2005 there was $15.0 million for the write-off of previously capitalized debt issuance cost for financings prepaid in such years. With respect to our financing programs reference is made to “Liquidity and Capital Resources” for a further discussion of this matter.

Capitalized interest

Capitalized interest in 2005 was $22.5 million, compared with $10.7 million in 2004, an increase of $11.8 million. This increase is mainly due to the Ilo smelter modernization and the Toquepala crushing, conveying system for leachable material projects, on which capitalized interest increased by $6.4 million and $2.2 million, respectively in 2005.

Interest income

Interest income in 2005 was $30.8 million, compared with $8.3 million in 2004, an increase of $22.5 million. Our interest income increased principally as a result of higher interest rates on short term securities and significantly higher invested balances.

Loss on derivative instruments

Loss on derivative instruments in 2005 was $22.3 million, compared with $1.4 million in 2004, an increase of $20.9 million. In 2005, we recorded $23.5 million of loss in copper swaps and a gain of $1.2 million in interest rate swaps. In 2004 we recorded a loss of $1.4 million of interest rate swap.

Loss on debt prepayments

Loss on debt prepayments in 2005 was $10.6 million, compared with $16.5 million in 2004, a decrease of $5.9 million. In 2005 we paid a penalty of $2.0 million for the prepayment of $199 million of Peruvian bonds and a premium of $8.6 million in the Yankee bonds repurchase. In 2004, we incurred $12.8 million of prepayment fees and prepayment interest differential and $3.7 million for a debt restructuring charge.

Gain on disposal of property

Gain on disposal of property in 2004 was $53.5. This amount includes gain from the sale of non-core property of our Mexican operation.

Other expense

Other expense in 2005 was $3.7 million, compared with $9.7 million in 2004 a decrease of $6.0 million. Included in other expense are fees and other costs incurred in conjunction with the acquisition of Minera Mexico and were $3.3 million and $5.8 million in 2005 and 2004, respectively.

Income taxes

Income taxes in 2005 were $589.7 million, compared with $433.7 million in 2004, an increase of $156.0 million and include $576.3 million and $420.2 million of Peruvian and Mexican income taxes, $13.4 million and $13.5 million for US Federal and state taxes for 2005 and 2004, respectively. US income taxes are primarily attributable to investment income as well as limitations on use of foreign tax credits in determining the alternative minimum tax.

The increase of $156.0 million or 36.0% was primarily due to $581.5 million of higher pretax income. The effective tax rate for 2005 was 29.4%, compared with 30.4% in 2004.

Included in the 2005 tax provision is a refund of $43.4 million received by Minera Mexico for asset-based taxes (minimum income tax) paid in prior years. Without the benefit of this credit the Company’s effective tax rate for the 2005 year would increase to 31.6%

Minority interest

Minority interest in 2005 was $12.5 million compared with $4.7 million in 2004, an increase of $7.8 million or 166.0%. This increase is due to higher earnings in the period.

Net earnings

Our net earnings in 2005 were $1,400.2 million, compared with $982.4 million in 2004, an increase of $417.8 million or 42.5%. Net earnings increased as a result of the factors described above.

Segment Operating Income Information – 2005 vs. 2004:

Peruvian open-pit operations

			Change
	2005	2004	Value	%
Net sales	$2,179.9	$1,715.9	$464.0	27.0%
Operating costs and expenses	(879.4)	(788.8)	(90.6)	11.5%
Operating income	$1,300.5	$927.1	$373.4	40.3%

Net sales at our Peruvian operations in 2005 were $2,179.9 million, compared with $1,715.9 million in 2004, an increase of $464.0 million. This increase was principally due to significant increases in the price of copper and molybdenum. Copper sales volume decreased by 39.0 million pounds in 2005 principally as a result of lower production at Toquepala and Cuajone due to lower ore grade and a decrease in SX/EW production due to lower PLS grades.

Operating costs and expenses at our Peruvian operations in 2005 were $879.4 million, compared with $788.8 in 2004, an increase of $90.6 million principally due to higher cost of sales. The increase in cost of sales (exclusive of depreciation, amortization and depletion) of $83.8 was principally the result of the higher cost of fuel, workers’ participation provision and Peruvian royalty charges.

Fuel costs, a key component of our costs, were higher by $31.4 million in 2005. Our cost for workers’ participation increased $27.6 million in 2005. This cost is calculated based on 8% of our Peruvian operations pre-tax earnings and increased as our profits increase. A Peruvian royalty provision which was instituted in June 2004 added $22.7 million to our cost in 2005.

Operating income in 2005 was $1,300.5 million, compared with $927.1 million in 2004, an increase of $373.4 million. The operating income increased as a result of the factors described above.

Mexican open-pit operations.

			Change
	2005	2004	Value	%
Net sales	$1,769.6	$1,189.7	$579.9	48.7%
Operating costs and expenses	(1,054.2)	(665.9)	(388.3)	58.3%
Operating income	$715.4	$523.8	$191.6	36.6%

Net sales from our Mexican open-pit operations in 2005 were $1,769.6 million, compared with $1,189.7 million in 2004, an increase of $579.9 million or 48.7%. The increase in net sales was principally a result of significant increases in the price of copper and molybdenum and increased sales volume.

Operating cost and expenses at our Mexican open-pit operations in 2005 was $1,054.2 million compared with $665.9 million in 2004, an increase of $388.3 million or 58.3%. This increase was principally the result of higher cost of sales and higher depreciation, amortization and depletion in 2005. The increase in cost of sales of $288.4 million was principally the result of higher sales volumes, increased fuel and purchased electric power cost, increased maintenance cost, higher purchased metal costs, higher exchange losses, and increased workers participation. Production and sales volume increases added to our 2005 costs, as did an increase of $104.0 million for purchased metals from third parties. Our cost for workers’ participation, including an adjustment of $36.3 million, increased $106.1 million in 2005. This cost is calculated based on 10% of pretax earnings and increases as our profits increase. Fuel and purchased electric power cost were higher by $31.4 million in 2005. Maintenance cost was also higher by $38.9 million in 2005. In addition, an exchange loss of $18.5 million was reported in 2005 as a result of the appreciation of the peso against the U.S. dollar during the year. The increase in depreciation, amortization and depletion of $85.7 million in 2005 was principally due to the amortization of capitalized mine stripping and leachable cost.

Operating income in 2005 was $715.4 million, compared with $523.8 million in 2004, an increase of $191.6 million or 36.6%. The operating income increased as a result of the factors described above.

IMMSA unit.

			Change
	2005	2004	Value	%
Net sales	$448.7	$317.1	$131.6	41.5%
Operating costs and expenses	(380.3)	(272.9)	(107.4)	39.4%
Operating income	$68.4	$44.2	$24.2	54.8%

Net sales at our IMMSA unit in 2005 were $448.7 million, compared with $317.1 million in 2004, an increase of $131.6 million or 41.5%. The increase was due to higher sales prices in 2005 for copper, zinc and silver. In addition, an increase in sales volume of copper and zinc added to the 2005 sales increase. Zinc from our reopened Santa Eulalia mine added 22.7 million pounds to 2005 zinc sales.

Operating costs and expenses at our IMMSA unit were $380.3 million in 2005, compared with $272.9 million in 2004, an increase of $107.4 million or 39.4%. This increase was principally the result of increased sales volumes for copper and zinc, the higher cost of fuel and purchased electric power, higher volume of metal purchased from third parties and an increase in the cost of contractor services. In 2005, cost of sales (exclusive of depreciation, amortization and depletion) increased $99.7 million, principally as a result of higher production and sales volumes for copper and zinc, which included an increase of $64.6 million for purchased metals from third parties.

Our fuel and purchased electric power costs, a key component of our costs, were higher by $10.9 million in 2005. In addition, the cost of contractor services, principally for our coal operations, increased by $13.0 million in 2005.

Operating income in 2005 was $68.4 million, compared with $44.2 million in 2004, an increase of $24.2 million or 54.8%. The operating income increased as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note 19 to the financial statements.

Results of Operations for the Year Ended December 31, 2004 compared with Year Ended December 31, 2003

Net sales

Our net sales in 2004 were $3,096.7 million, compared with $1,576.6 in 2003, an increase of $1,520.1 million or 96.4%. The increase was principally attributed to significant increases in metals prices in 2004, particularly those of copper, for which our average sales prices rose 67.9%, and molybdenum, for which our sales prices rose 286.3%. In addition to increased metals prices, increased mine production was also an important factor in increasing our net sales in 2004. Copper production for 2004 was 718,007 tons, compared with 665,916 tons in 2003, an increase of 7.8%.

The table below presents information regarding the volume of our copper sales for each of the years ended December 31, 2004 and 2003.

	Year Ended December 31,
Copper sales (million pounds)	2004	2003

Refined	790.6	846.1
Blister	93.9	90.2
Concentrates	107.8	82.0
SX/EW	239.1	280.4
Rod	333.1	157.4
Total	1,564.5	1,456.1

All four of our open-pit copper mines recorded increased output in 2004 compared with 2003. The Cananea mine recorded the most significant increase of 20.7%, equivalent to 29,003 additional tons of copper, primarily due to a 29.3% increase in mill throughput. The Toquepala mine registered the second highest production percentage increase of 6.8%, contributing an additional 12,849 tons of copper. The increase in production at the Toquepala mine was primarily attributable to a higher ore grade of 0.817% in 2004 compared with 0.749% in 2003. The Cuajone and La Caridad mines also delivered higher production output with Cuajone contributing an additional 9,861 tons and La Caridad contributing an additional 3,454 tons in 2004 compared with 2003. Cuajone’s additional output was primarily as a result of higher ore grades, while La Caridad’s higher output was as a result of increased production despite marginally lower ore grades. Copper made up 68.1% of our net sales in 2004 compared with 74.7% in 2003.

Our sales of byproducts in 2004 totaled $987.8 million, compared with $396.1 million in 2003, an increase of $591.7 or 149.4%. The increase was principally attributable to significantly increased sales of molybdenum, resulting from the 286.3% increase in our average sales price for molybdenum in 2004 compared with 2003. The table below provides the sales of our byproducts as a percentage of our total net sales for 2004 and 2003.

	Year Ended December 31,
Byproduct Sales as a Percentage of Total Net Sales	2004	2003
Molybdenum	20.9%	9.1%
Zinc	4.1	6.4
Silver	4.1	6.0
Gold and other metals	2.8	3.8
Total	31.9%	25.3%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales in 2004 was $1,334.3 million, compared with $992.4 million in 2003, an increase of $341.9 million or 34.5%. Our higher cost of sales was principally due to increased production in 2004. As discussed above, copper mine production for 2004 increased 7.4% with all four of our open-pit copper mines registering increased output in 2004 compared with 2003. Cost of sales (exclusive of depreciation, amortization and depletion) also increased as a result of increases in the prices of certain inputs, including power, maintenance expenses and certain replacement parts. Cost of sales (exclusive of depreciation, amortization and depletion) additionally increased in 2004 as a result of an increase in the volume and cost of the copper concentrate we purchased from third parties in 2004. We purchase concentrate from third parties in order to produce additional copper rods for which we receive premium pricing, as well as to meet our commitments to customers. The cost of this purchased copper, acquired at prevailing market prices, was $69.9 million in 2004, compared with $25.0 million in 2003. The increase in the cost of purchased copper resulted from the increased volume purchased and from the increase in the price of copper.

Other factors contributing to the increased costs in 2004 included a provision of $17.6 million for the recently enacted mining royalty charge in Peru. This mining royalty charge will be 1% to 3% based on sales applicable to the value of concentrates produced in the Toquepala and Cuajone mines.

We expect that cost of sales will increase in the near future years as a result of the recently issued Emerging Issues Task Force, or EITF, consensus, which we describe above under “Critical Accounting Policies and Estimates – Capitalized Mine Stripping Costs and Leachable Material.”

Selling, general and administrative

Selling, general and administrative expense in 2004 was $71.8 million, compared with $63.6 million in 2003, an increase of $8.2 million or 12.9%. Our higher selling, general and administrative expense in 2004 was principally as a result of $13.8 million in management fees paid to Grupo México. The increase in management fees payable to Grupo México is largely attributable to the transfer of some corporate staff from Minera México to Grupo México. Such management fees, which were not payable in 2003, were partially offset by a payroll reduction of $2.7 million and a reduction in lease expenses of $2.6 million. Management fees include corporate, legal, accounting, finance, and commercial and similar costs.

Depreciation, amortization and depletion

Depreciation, amortization and depletion expense in 2004 was $192.6 million, compared with $177.1 million in 2003, an increase of $15.5 million or 8.8%. Depreciation, amortization and depletion expense increased principally as a result of the increase in the amortization of capitalized mine stripping costs and leachable materials of $10.6 million. The increase was also as a result of an increase in maintenance capital expenditures. In addition, the depreciation expense increased $6.2 million as a result of a larger amount of capital expenditures incurred in 2004. Our total capital expenditures in 2004 were

$228.3 million compared with $64.9 million in 2003. Our average depreciation rate was approximately 3% for 2004. We expect amortization will decrease in the future as a result of the aforementioned EITF consensus.

Exploration

Exploration expense in 2004 was $15.6 million, compared with $17.9 million in 2003, a decrease of $2.3 million or 12.8%. In 2003 exploration expense included the acquisition of exploration properties in Chile for $3.7 million. There was no similar acquisition in 2004. Excluding these costs, exploration expense increased as a result of exploration and drilling activity in Mexico.

Interest expense

Interest expense in 2004 was $106.5 million, compared with $117.0 million in 2003, a decrease of $10.5 million or 9.0%. Interest expense decreased in 2004 compared with 2003 principally as a result of a reduction in the amount of debt outstanding. In addition, in the last quarter in 2004, we refinanced a portion of outstanding debt at a reduced interest rate in connection with our new $600 million credit facility.

Capitalized interest

Capitalized interest in 2004 was $10.7 million, compared with $5.6 million in 2003, an increase of $5.1 million, or 92%. Capitalized interest increased principally as a result of an increase in our capital expenditures from $64.9 million in 2003 to $228.3 million in 2004.

Interest income

Interest income in 2004 was $8.3 million, compared with $5.2 million in 2003, an increase of $3.1 million or 60.6%. Despite decreases in prevailing interest rates, our interest income increased in 2004 compared with 2003, principally due to increased levels of cash invested, principally in short-term securities.

Loss on debt prepayments

The loss on debt prepayments in 2004 was $16.5 million, compared with $5.8 million in 2003, an increase of $10.7 million or 182.3%. Loss on debt prepayments increased in 2004 compared with 2003 as a result of our increased financing activity. In 2004 we incurred $12.8 million of prepayment fees and prepayment interest differential and $3.7 million for a debt restructuring charge. In 2003 we incurred debt refinancing expenses of $5.8 million, including prepayment fees and the write-off of debt issuance costs.

Gain on disposal of properties

Gain on disposal of properties in 2004 was $53.5 million. This gain is a result of the sale of non-core assets in 2004 by Minera México.

Other expense

Other expense in 2004 was $9.7 million, compared with $4.2 million in 2003, an increase of $5.5 million or 132.1%. Other expense increased principally due to fees paid to third parties in connection with the acquisition of Minera Mexico.

Income taxes

Income taxes in 2004 were $433.7 million, compared with $120.1 million in 2003, and include $420.2 million and $113.8 million of Peruvian and Mexican income taxes, $13.5 million and $6.3 million for US federal and state taxes for 2004 and 2003, respectively.

The increase of $313.6 million or 261.1% was primarily due to a $1,211.4 million increase in pre-tax income. Such increase was partially offset by the effect of the changes in our permanent differences from 2004 to 2003. Our effective tax rates were 30.4% in 2004 based on pre-tax income of $1,420.9 million and 57.3% in 2003 based on pre-tax income of $209.5 million. See Note 7 to the Consolidated Combined Financial Statements.

Minority interest

Minority interest in 2004 was $4.7 million, compared with $4.3 million in 2003, an increase of $0.4 million or 10.9%. Minority interest increased due to improved after-tax earnings. This increase was partially offset by the reduction of certain minority interests upon the purchase of such interests by Minera México in 2004.

Net earnings

Net earnings in 2004 were $982.4 million, compared with $83.5 million in 2003, an increase of $898.9 million or 1,076%. Net earnings increased as a result of the factors described above.

Segment Operating Income Information – 2004 vs. 2003:

Peruvian operations

			Change
	2004	2003	Value	%
Net sales	$1,715.9	$798.4	$917.5	114.9%
Operating costs and expenses	(788.8)	(581.6)	(207.2)	35.6%
Operating income	$927.1	$216.8	$710.3	327.6%

Net sales at our Peruvian operations in 2004 were $1,715.9 million, compared with $798.4 million in 2003, an increase of $917.5 million or 114.9%. This increase in net sales was principally due to significant increases in the price of copper and molybdenum. In addition, copper sales volume increased by 37.3 million pounds in 2004 as production increased at both the Toquepala and Cuajone mines. Increased throughput at the Toquepala mill and better recoveries and higher ore grades treated at both mills increased copper production by 28,340 tons. This increase was partially offset by decrease of 5,631 tons in SX/EW copper production caused by lower PLS grades. The volume of sales of molybdenum and silver, the principal byproducts of our Peruvian operations, also increased in 2004. We anticipate a reduction in the volume of 2005 copper production of approximately 8% at our Peruvian operations as a result of an expected decline in ore grade at our Cuajone mine.

Operating costs and expenses at our Peruvian operations in 2004 were $788.8 million, compared with $581.6 million in 2003, an increase of $207.2 million or 35.6%. The increase was a result of higher sales volume, higher cost of fuel and power, an increase in the workers’ participation provision, a new Peruvian royalty charge and increased depreciation, amortization and depletion.

Sales of copper from our Peruvian mines in 2004 increased by 21.6 million pounds compared with 2003 and sales of copper processed up from purchased third party material increased by 15.7 million pounds. We pay prevailing market prices for this purchased material, which were significantly higher in 2004. Cost of copper purchased from third parties increased to $49.7 million in 2004 from $6.1 million in 2003. Power and fuel costs, a key component of our costs, were significantly higher in 2004. Our provision for workers’ participation increased by $67.5 million in 2004. This cost is calculated based on 8% of our Peruvian operations pre-tax earnings and increases as our profits increase. A provision for a new Peruvian royalty added $17.6 million to our costs in 2004. This Peruvian royalty was put in place in mid-year 2004 and will continue to affect our 2005 results. In addition, depreciation, amortization and depletion increased by $4.2 million in 2004, principally due to capitalization and depreciation of new projects. In addition, our Peruvian operation paid management fees of $7.0 million to Grupo México in 2004 and 2003.

Operating income in 2004 was $927.1 million compared with $216.8 million in 2003, an increase of $710.3 million or 327.6%. The operating income increased as a result of the factors described above.

Mexican open-pit operations

			Change
	2004	2003	Value	%
Net sales	$1,189.7	$649.3	$540.4	83.2%
Operating costs and expenses	(665.9)	(548.6)	(117.3)	21.4%
Operating income	$523.8	$100.7	$423.1	420.2%

Net sales from our Mexican open-pit operations in 2004 were $1,189.7 million, compared with $649.3 million in 2003, an increase of $540.4 million or 83.2%. The increase in net sales was principally a result of significant increases in the price of copper and molybdenum and increased sales volume. Copper sales volume increased by 55.1 million pounds in 2004 compared with 2003 as production at both open-pit mines increased. The Cananea mine recorded the most significant increase, 20.7%, equivalent to 29,003 additional tons of copper, primarily due to a 29.3% increase in mill throughput. The La Caridad mine increased production of copper in 2004 by 3,454 tons, primarily because of higher mill recoveries.

Operating costs and expenses at our Mexican open-pit operations in 2004 were $665.9 million, compared with $548.6 million in 2003, an increase of $117.3 million or 21.4%. The increase was principally the result of higher sales volumes, increased fuel and power costs, and increased cost and consumption of other production inputs and increased maintenance activity. In 2004, sales of copper produced and sales of copper processed from third party material increased. Copper purchased from third parties increased by $37.0 million in 2004. Copper purchased from IMMSA in 2004 amounted to $87.5 million. In addition, a devaluation of the Mexican Peso caused an increase of $17.8 million in 2004’s reported exchange loss. Our Mexican open-pit operation paid management fees of $4.5 million to Grupo México in 2004 and 2003.

Operating income in 2004 was $523.8 million, compared with $100.7 million in 2003, an increase of $423.1 million or 420.2%. The operating income increased as a result of the factors described above.

IMMSA unit

			Change
	2004	2003	Value	%
Net sales	$317.1	$230.9	$86.2	37.3%
Operating costs and expenses	(272.9)	(218.9)	(54.0)	24.7%
Operating income	$44.2	$12.0	$32.2	268.3%

Net sales at our IMMSA unit in 2004 were $317.1 million, compared with $230.9 million in 2003, an increase of $86.2 million or 37.3%. This increase was due to higher sales prices in 2004 for copper, zinc and silver, its principal products. In addition, an increase in sales volume of copper and silver added to the 2004 sales increase.

Operating costs and expenses at our IMMSA unit were $272.9 million in 2004, compared with $218.9 million in 2003, an increase of $54.0 million or 24.7%. This increase was the result of increased sales volume of copper and silver and increases in power and fuel and other operating costs, and contractor services. Cost of copper purchased from third parties increased to $89.6 million in 2004 from $22.8 million in 2003. 2004 purchases include $11.1 million from our Mexican open-pit operations. In addition, a devaluation of the Mexican Peso caused an increase in the reported exchange loss of $2.1 million in 2004. Our IMMSA unit paid management fees of $2.3 million to Grupo México in 2004 and 2003.

Operating income in 2004 was $44.2 million, compared with $12.0 million in 2003, an increase of $32.2 million or 268.3%. The operating income increased as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note 19 to the financial statements.

Liquidity and Capital Resources

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2005.

Liquidity

	Year Ended December 31,
(in millions)	2005	2004	2003

Net cash provided from operating activities	$1,644.2	$1,172.4	$64.8
Net cash used for investing activities	(425.4)	(219.5)	(59.7)
Net cash (used for) provided from financing activities	(1,055.6)	(540.6)	185.6

Cash Flows from Operating Activities

Net cash provided from operating activities was $1,644.2 million, $1,172.4 million and $64.8 million in 2005, 2004 and 2003, respectively. The increases in 2005 and 2004 were for the most part the result of higher net earnings in both years, which were the result of improved prices for our products and for copper and molybdenum in particular.

In 2005, our earnings were $1,400.1 million, approximately 85.2% of the net operating cash flow. Significant non-cash items deducted from, or added to, our earnings included, depreciation, amortization and depletion of $277.2 million, which positively increased operating cash flow; and capitalized mine stripping and leachable material of $116.4 million and a deferred tax benefit of $42.3 million, which reduced operating cash flow. Additionally, changes in working capital balances added a further $89.1 million to our net cash from operating activities.

In 2004, our earnings were $982.4 million, approximately 83.8% of the net operating cash flow. Significant non-cash items deducted from, or added to, our earnings included, depreciation, amortization and depletion of $192.6 million and a deferred tax provision of $54.4 million, which positively increased our operating cash flow; and capitalized mine stripping and leachable material of $92.8 million which decreased our operating cash flow. In addition, $53.5 million a gain from the sale of non-core Mexican properties is deducted from earning to arrive at operating cash flow, the contribution of these funds is included in investing cash flows. Changes in working capital assets and liabilities increased net operating cash flow by $70.2 million. Some of these working capital accounts included some rather large changes in 2004, the growth of accounts receivable reduced operating cash flow by $261.3 million, which was the result of the improvement in metal prices from the beginning of 2004 to the end. LME and COMEX copper prices increased by 49 cents and 48 cents during 2004, respectively, in addition the price for molybdenum increased by $10.80 per pound during 2004. Improving operating cash flow was the build up of payables and accruals during 2004, largely as a result of increased worker participation and income tax provisions driven by higher earnings, payment of which carries over into the next year.

In 2003, our earnings were $83.5 million, approximately 128.8% of net operating cash flow. Depreciation, amortization and depletion amounted to a $177.1 million add back and capitalized mine stripping and leachable material amounted to a $79.7 deduction to reach operating cash flow. In addition, working capital changes decreased operating cash flow by $143.8 million.

Cash Flows from Investing Activities

Net cash used for investing activities was $425.4 million in 2005 compared to $219.5 million in 2004. We made capital expenditures in an aggregate amount of $470.6 million in 2005, including $234.5 million for the Ilo, Peru smelter modernization project, $32.8 million for the Toquepala crushing, conveyor system for leachable material, $9.1 million for the Toquepala leach dump project and $194.2 million principally for equipment replacements and upgrades, of which $140.5 million was for our Mexican operations. Cash flow provided by investing activities in 2005 was from the sale of marketable securities of $45.3 million.

Net cash used for investing activities was $219.5 million in 2004 compared to $59.7 million in 2003. We made capital expenditures of $228.3 million in 2004, including $65.6 million for the Ilo smelter modernization project, $40.4 million for the Toquepala leach dump project and $122.2 million for equipment replacements and upgrades. During 2004, we purchased marketable securities for $69.4 million. Cash flow provided by investing activities in 2004 was primarily due to the sale of marketable securities of $24.1 million, and proceeds from the sale of non-core properties, principally in Mexico, for $60 million.

Net cash used for investing activities was $59.7 million in 2003. Capital expenditures in 2003 amounted to $64.9 million which was principally used for equipment replacements and upgrades. During 2003 Minera Mexico’s capital expenditures were curtailed due to liquidity restraints imposed by its lenders.

Cash Flows from Financing Activities

For the year ended December 31, 2005, cash used for financing activities amounted to $1,055.6 million. New financings undertaken in 2005 resulted not only in improved terms for our debt but also reduced our debt burden by $158.2 million. In addition, we distributed $853.6 million to our shareholders in 2005 and $5.3 million to our remaining minority interest investors. In October, 2005, we purchased an additional 6.4 million shares of Minera Mexico, representing 0.8133% of the outstanding shares, for $30.3 million.

For the year ended December 31, 2004, cash used for financing activities amounted to $540.6 million mainly as a result of a net debt repayment of $340.9 million and dividends paid of $191.4 million.

For the year ended December 31, 2003, cash provided from financing activities amounted to $185.6 million mainly as a result of a net capital stock increase of $93.7 million related to Minera México, cash previously restricted as collateral of $88 million was received back as part of the repayment of debt and proceeds of $50.0 million received from the issuance of our corporate bonds. Reducing cash provided from financing activities were dividends paid to stockholders of $45.4 million.

Other Liquidity Considerations

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located. Under the new law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced at our Toquepala and Cuajone mines. We made a provision of $40.3 million and $17.6 million in 2005 and 2004 respectively, for this new charge, which went into effect as of June 25, 2004. During 2005 we made payments of $47.4 million related to this charge. In addition, the Constitutional Tribunal stated that this charge applied to all concessions held in the mining industry. We believe that this interpretation is incorrect and intend to protest an imposition of the royalty charge on our SX/EW production, which is operating under a tax stability agreement (“Guaranty and promotional Measures for Investment Contract”). Provisions made by the Company for the royalty charge do not include approximately $5.9 million of additional potential liability relating to its SX/EW production from June 30, 2004 through December 31, 2005. It is anticipated that the royalty charge will have an adverse effect on our operating income and cash flow.

On January 26, 2006, the Board of Directors approved a dividend of $2.75 per share, totaling $404.9 million, to be paid on March 3, 2006.

While our combined financial results show a positive cash position over the past three years, our Minera México subsidiary, which we acquired on April 1, 2005, has faced challenges to its liquidity as a result of low metals prices in previous years. These challenges resulted in its noncompliance with certain debt covenants in 2001 and 2002. In April 2003 Minera México restructured certain of its indebtedness, entering into a common agreement among Minera México, Minera México’s principal subsidiaries (as guarantors) and the holders of such indebtedness. Minera México paid amounts owing under this agreement with proceeds from a new credit facility established in October 2004. See “Financing” below.

In May 2005, the Mexican Supreme Court rendered a decision that changed the method of computing the amount of statutory workers’ profit sharing required to be paid by some Mexican companies, including our Minera México subsidiary. The Supreme Court’s ruling in effect prohibited the application of net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts. We recognized in our 2005 results of operations a charge of $36.3 million for workers’ profit participation related to 2004. In addition, the ruling may affect our future results of operations and liquidity to the extent we pay higher workers’ profit sharing amounts.

Financing

At December 31, 2005, we had outstanding borrowings of $1,178.3 million (before deduction of $6.3 million of debt discount valuation accounts), compared with $1,330.3 million at December 31, 2004. At December 31, 2005, our outstanding debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 26.0%, compared with 32.0% at December 31, 2004. At December 31, 2005, our cash and marketable securities amounted to $876.0 million, compared with $756.0 million at December 31, 2004.

Below we describe our outstanding long-term indebtedness, as well as certain financial covenants that affect us. See Note 10 of the Consolidated Combined Financial Statements for a further description of our long-term indebtedness.

On July 27, 2005 SCC issued $200 million 6.375% Notes due 2015 and $600 million 7.5% Notes due 2035. The notes are senior unsecured obligations of the Company. The net proceeds from the issuance and sale of the notes were used to repay outstanding indebtedness of our Peruvian and Mexican Operations, under its $200 million and $600 million ($480 million outstanding) credit facilities, respectively, and the balance will be used for general corporate purposes. SCC filed a Registration Statement on Form S-4 with respect to these Notes on October 28, 2005. On January 3, 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035. In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $595.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes. The new notes have been registered under the U.S. securities law. The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtness and limitations on consolidations, mergers, sales or conveyances. All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating. At December 31, 2005, we are in compliance with these covenants.

In January 2005, the Company signed a $200 million credit facility with a group of banks led by Citibank, N.A. Proceeds of this credit facility were used to prepay $199 million the outstanding bonds of the Company’s Peruvian bond program. On July 28, 2005, a portion of the proceeds from the July 27, 2005 financing, noted above, were used to repay this facility.

In 1998, Minera México issued $500 million of unsecured debt, which we refer to as its Yankee bonds. The Yankee bonds were offered in two series: Series A for $375 million, with an interest rate of 8.25% and a 2008 maturity, and Series B for $125 million, with an interest rate of 9.25% and a 2028 maturity date. During 2005, the Company repurchased $143.0 million of the Series A bonds. The bonds contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0, as such terms are defined by the bonds. At December 31, 2005, Minera Mexico is in compliance with this covenant.

In 1999, the Company established a $100 million credit facility with Mitsui & Co. The facility has a 15-year term with an interest rate of Japanese LIBO plus 1.25% (Japanese LIBO for this loan was 4.67% at December 31, 2005). The facility is collateralized by the assignment of copper sales receivables of 31,000 tons of copper per year and requires an escrow account to fund scheduled payments. The facility requires that we maintain a minimum stockholders’ equity of $750 million and a ratio of debt to equity no greater than 0.5 to 1.0, all as such terms are defined by the facility. Reduction of Grupo México’s direct or indirect voting interest in our Company to less than a majority would constitute an event of default under the facility. At December 31, 2005, we are in compliance with these covenants.

On October 29, 2004, Minera Mexico borrowed $600 million pursuant to a facility with a final maturity date in 2009. The credit facility bore interest at LIBOR plus 200 basis points. The proceeds from the credit facility were used to repay in full the amounts outstanding under a common agreement with holders of Minera Mexico’s secured export notes and other financial institutions. The loan was secured by a pledge of Minera Mexico’s principal properties and was guaranteed by its principal subsidiaries. In 2005, the Company prepaid the total amount of this financing, using in part proceeds from the July 27, 2005 Note issuance.

While we recently prepaid all amounts outstanding under our Peruvian bond program, we are authorized by Peru’s Comisión Nacional Supervisora de Empresas y Valores (CONASEV) to issue additional bonds.

We expect that we will meet our cash requirements for 2006 and beyond from internally generated funds, cash on hand and from additional external financing if required.

Capital Expenditure Programs

A discussion of our capital programs is an important part of understanding our liquidity and capital resources. For information regarding our capital expenditure programs, see the Discussion under the caption “Expansion and Modernization Program” of this section.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2005:

	Payments due by Period
	Total	2006	2007	2008	2009	2010	2011 and Thereafter
	(dollars in millions)
Long-term debt	$1,178.3	$10.0	$10.0	$183.3	10.0	$10.0	$955.0
Interest on debt	1,782.6	88.3	87.6	87.1	72.1	71.6	1,375.9
Purchase obligations:
Commitment to purchase energy	1,625.7	144.2	134.7	134.7	134.7	134.7	942.7
Capital purchase obligations	183.3	87.5	95.8	—	—	—	—
Total	$4,769.9	$330.0	$328.1	$405.1	$216.8	$216.3	$3,273.6

Interest on debt calculated at rates in effect at December 31, 2005. Please refer to “Note 10-Financings” of our Consolidated Combined Financial Statements for a description of our long-term debt arrangements and credit facilities.

We have a commitment to purchase power for our Peruvian operations from Energía del Sur, S.A. until 2017. Amounts indicated on the above table are based on power costs in 2005, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Pursuant to our PAMA we have committed to bring our operations into compliance with environmental standards established by the government of Peru. The capital purchase obligation in the above table is for the estimated cost of completing the Ilo smelter modernization, our remaining obligation under our PAMA.

For an additional discussion on this matter see “Environmental matters-Peruvian operations”, in “Note 13-Commitments and Contingencies” of the Consolidated Combined Financial Statements.

Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2005, a change in interest rates of 1 percent (or 100 basis points) would impact net income and cash flows by $0.8 million annually.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency. To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements. We have only had limited involvement with derivative instruments and do not use them for trading purposes.

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs metal price sensitivity factors would indicate estimated change in net earnings resulting from metal price changes in 2006 as provided in the table below.

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.7	$14.4	$1.8	$11.4

We have occasionally used derivative instruments to manage our exposure to changes in commodity prices. However, at December 31, 2005, we hold no derivative instruments.

Impact of New Accounting Standards

For a description of the impact of new accounting standards, see Note 2, “Summary of Significant Accounting Policies–Impact of new accounting standards,” to our Consolidated Combined Financial Statements.

Non-GAAP Information Reconciliation

We provide a reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound in the table below.

	2005		2004		2003
	$ million	$ per unit	$ million	$ per unit	$ million	$ per unit
Cost of sales (including depreciation, amortization and depletion)–GAAP	$1,912.6	$1.266	$1,526.9	$0.969	$1,169.4	$0.814
Add:
Selling, general and administrative expenses	81.1	0.054	71.8	0.046	63.6	0.044
Treatment and refining charges	34.3	0.023	27.7	0.018	24.9	0.017
Less:
Byproducts revenue (1)	(1,478.0)	(0.979)	(1,056.3)	(0.670)	(442.8)	(0.308)
Depreciation, amortization and depletion	(277.2)	(0.184)	(192.6)	(0.122)	(177.1)	(0.123)
Workers’ participation	(219.2)	(0.145)	(93.6)	(0.059)	(20.2)	(0.014)
Royalty charge and other, net	(46.7)	(0.031)	(42.1)	(0.028)	11.5	0.008
Inventory change	33.0	0.022	44.4	0.028	(4.5)	(0.003)
Operating Cash Cost	$39.9	$0.026	$286.2	$0.182	$624.8	$0.435
Add byproducts revenue	1,478.0	0.979	1,056.3	0.670	442.8	0.308
Operating Cash Cost, without byproduct revenue	$1,517.9	$1.005	$1,342.5	$0.852	$1,067.6	$0.743

Total pounds of copper produced and purchased (in millions)	1,510.4		1,576.5		1,436.8

(1)          Includes net byproduct sales revenue and premiums on sales of refined products.

Item 8. Financial Statements and Supplementary Data

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF EARNINGS

For the years ended December 31, (in thousands, except for per share amounts)	2005	2004	2003
Net sales:
Non-affiliates	$4,096,729	$3,022,614	$1,574,789
Affiliates	15,900	74,083	1,852
Total net sales	4,112,629	3,096,697	1,576,641
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,635,393	1,334,330	992,383
Selling, general and administrative	81,132	71,778	63,597
Depreciation, amortization and depletion	277,248	192,586	177,058
Exploration	24,356	15,610	17,869
Total operating costs and expenses	2,018,129	1,614,304	1,250,907

Operating income	2,094,500	1,482,393	325,734

Interest expense	(108,874)	(106,491)	(117,009)
Capitalized interest	22,509	10,681	5,563
Loss on derivative instruments	(22,262)	(1,413)	—
Loss on debt prepayments	(10,559)	(16,500)	(5,844)
Gain on disposal of property	—	53,542	—
Other income (expense)	(3,712)	(9,689)	(4,174)
Interest income	30,765	8,348	5,198

Earnings before income taxes and minority interest	2,002,367	1,420,871	209,468

Income taxes	589,744	433,758	120,129
Minority interest	12,475	4,727	4,262

Earnings before cumulative effect of change in accounting principle	1,400,148	982,386	85,077

Cumulative effect of change in accounting principle, net of income taxes	—	—	(1,541)

Net earnings	$1,400,148	$982,386	$83,536

Per common share amounts:
Earnings before cumulative effect of change in accounting principle	$9.51	$6.67	$0.58
Cumulative effect of change in accounting principle, net of income tax	—	—	(0.01)
Net earnings - basic and diluted	$9.51	$6.67	$0.57
Dividends paid	$5.80	$1.30	$0.31

Weighted average shares outstanding - basic	147,228	147,224	147,220
Weighted average shares outstanding - diluted	147,228	147,224	147,225

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED BALANCE SHEET

At December 31, (in thousands)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$876,003	$710,707
Marketable securities	—	45,267
Accounts receivable trade:
Non affiliates	342,412	425,790
Affiliates	9,099	15,353
Accounts receivable - other	34,949	33,081
Inventories	395,845	352,377
Deferred Income tax - current portion	5,248	—
Other current assets, net	50,798	52,966
Total current assets	1,714,354	1,635,541

Property, net	3,326,126	3,068,486
Capitalized mine stripping costs, net	289,369	318,116
Leachable material, net	210,118	134,621
Intangible assets, net	120,861	123,496
Other assets, net	26,746	38,933
Total assets, net	$5,687,574	$5,319,193

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$152,314
Accounts payable	284,977	142,362
Accrued income taxes	275,763	293,295
Due to affiliated companies	6,355	66,524
Deferred income taxes	—	42,500
Accrued workers’ participation	195,552	84,245
Accrued liabilities	22,985	180,678
Total current liabilities	795,632	961,918

Long-term debt	1,162,065	1,177,974
Deferred income taxes	259,089	243,600
Other liabilities and reserves	120,795	105,179
Asset retirement obligation	11,221	5,643
Total non-current liabilities	1,553,170	1,532,396

Commitments and contingencies (Note 13)

MINORITY INTEREST	12,695	11,284

STOCKHOLDERS’ EQUITY
Common stock par value $0.01; shares authorized: 2005-167,207,640; 2004-101,306,807 shares issued 2005-147,432,681; 2004-81,531,848	1,474	815
Class A Common Stock, par value $0.01; shares issued and authorized 65,900,833	—	659
Additional paid-in capital	693,800	728,265
Retained earnings	2,648,359	2,102,098
Other accumulated comprehensive loss	(13,090)	(13,653)
Treasury stock, at cost, common shares, 2005-204,656; 2004-207,256	(4,466)	(4,589)
Total stockholders’ equity	3,326,077	2,813,595
Total liabilities, Minority Interest and Stockholders’ Equity	$5,687,574	$5,319,193

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

For the years ended December 31, (in thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net earnings	$1,400,148	$982,386	$83,536
Cumulative effect of the change in accounting principle, net of income tax	—	—	1,541
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	277,248	192,586	177,058
Capitalized mine stripping and leachable material	(116,409)	(92,797)	(79,704)
Remeasurement loss (gain)	8,885	14,379	(21,982)
Provision for deferred income taxes	(42,268)	54,385	31,526
Minority interest	12,475	4,727	4,262
Gain on sale of property	—	(53,542)	—
Amortization of deferred financing fees	15,065	—	—
Other	—	—	12,388
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	59,457	(261,301)	(39,187)
Inventories	(43,468)	(54,330)	14,806
Accounts payable and accrued liabilities	66,469	371,477	(116,924)
Other operating assets and liabilities	6,593	14,383	(2,475)
Net cash provided from operating activities	1,644,195	1,172,353	64,845

INVESTING ACTIVITIES
Capital expenditures	(470,636)	(228,299)	(64,880)
Purchase of marketable securities	—	(69,409)	—
Sales and maturity of marketable securities	45,267	24,142	—
Sale of property	—	59,980	—
Other	—	(5,876)	5,228
Net cash used for investing activities	(425,369)	(219,462)	(59,652)

FINANCING ACTIVITIES
Debt incurred	993,646	600,000	50,000
Debt repaid	(1,151,869)	(940,912)	—
Capital stock transaction - Minera Mexico	(7,438)	(1,319)	93,719
Dividends paid to common stockholders	(853,887)	(191,360)	(45,352)
Escrow on long-term loans	(601)	(5,532)	88,048
Distributions to minority interest	(5,297)	(1,465)	(408)
Purchase of shares Minera Mexico	(30,276)	—	—
Other	123	(21)	(437)
Net cash provided from (used for) financing activities	(1,055,599)	(540,609)	185,570

Effect of exchange rate changes on cash and cash equivalents	2,069	(53,185)	(14,224)

Increase in cash and cash equivalents	165,296	359,097	176,539
Cash and cash equivalents, at beginning of year	710,707	351,610	175,071

Cash and cash equivalents, at end of year	$876,003	$710,707	$351,610

	2005	2004	2003
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$80,286	$116,048	$117,573
Income taxes	$702,660	$165,548	$39,812
Supplemental schedule of non-cash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable to affiliate	$—	$—	$212
Additional liability for employee benefit obligation	$(849)	$1,060	$9,241
Note payable for acquisition of minority interest	$—	$51,352	$—

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For years ended December 31,
(in thousands)	2005	2004	2003

CAPITAL STOCK:
Balance at beginning of year:	$815	$815	$815
Issued in exchange for class A common stock	659	—	—
Balance at end of year	1,474	815	815

Class A Common Stock
Balance at beginning of year	659	659	659
Exchanged for common stock	(659)	—	—
Balance at end of year	—	659	659

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	728,265	729,584	365,865
Net movement of the period	(34,465)	(1,319)	93,719
Balance at end of year	693,800	728,265	729,584

TREASURY STOCK:
Balance at beginning of year	(4,589)	(4,672)	(4,821)
Used for corporate purposes	123	83	149
Balance at end of year	(4,466)	(4,589)	(4,672)

RETAINED EARNINGS:
Balance at beginning of year	2,102,098	1,311,072	1,272,888
Net earnings	1,400,148	982,386	83,536
Dividends paid, Common stock and Class A Common stock, per share, 2005 - $5.80, 2004 - $1.30, 2003 - $0.31	(853,887)	(191,360)	(45,352)
Balance at end of year	2,648,359	2,102,098	1,311,072

OTHER ACCUMULATED COMPREHENSIVE LOSS:
Balance at beginning of year	(13,653)	(14,713)	(23,954)
Additional decrease in liability for employee benefit obligations	(849)	1,060	9,241
Unrealized gain on equity securities	1,412	—	—
Balance at end of year	(13,090)	(13,653)	(14,713)

TOTAL STOCKHOLDERS’ EQUITY	$3,326,077	$2,813,595	$2,022,745

The accompanying notes are an integral part of these consolidated combined financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The consolidated combined financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC”) (formerly named Southern Peru Copper Corporation) and its subsidiaries as well as those of Minera México, S.A. de C.V., (“MM”) and its subsidiaries. Effective April 1, 2005, SCC acquired substantially all of the outstanding common stock of Minera Mexico, as further described below.  Unless the context otherwise requires, the term “Company” refers to both SCC and Minera Mexico as consolidated (after March 31, 2005) or combined (prior to April 1, 2005).

Effective April 1, 2005, Grupo México, through its subsidiary, sold its approximately 99.15% shareholding in Minera Mexico to SCC in return for the issuance to AMC of 67.2 million new shares of common stock of SCC.  The transaction resulted in Grupo México increasing its indirect equity ownership in SCC to approximately 75.1% from its prior indirect interest of approximately 54.2%.  As part of this transaction, SCC paid a special transaction cash dividend of $100 million on March 1, 2005.  On October 20, 2005, the Company’s board of directors approved the acquisition of 6,386,521 shares of Minera Mexico from Grupo Mexico.  The acquired shares represent 0.81833% of the outstanding shares of Minera Mexico and were purchased for $30.3 million.

The acquisition of Minera Mexico by SCC is accounted for in a manner similar to a pooling of interests since it involved the reorganization of entities under common control.  Under such accounting, the financial statements of Minera Mexico and SCC are combined on a historical cost basis for all the periods presented since they were under common control during all of these periods.

The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Branch”).  The Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation and combination–

The consolidated combined financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with FAS No. 94 Consolidation of All Majority-Owned Subsidiaries.  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  As mentioned above, the financial statements also reflect the recent combination of SCC and Minera Mexico on a historical cost basis in a manner similar to a pooling of interests.

Use of estimates–

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions include the carrying value of ore reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation, closure and retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); bad debts; inventory obsolescence; deferred and current income tax; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments.  Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Revenue recognition–

Substantially all of the Company’s copper is sold under annual or other longer-term contracts.

Revenue is recognized when title passes to the customer.  The passing of title is based on terms of the contract, generally upon shipment.  Copper revenue is determined based on the monthly average of prevailing commodity prices according to the terms of the contracts.

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the molybdenum oxide proprietary price of Platt’s Metal Week (as is the case for sales of molybdenum products), generally ranging between one and six months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward copper prices based on LME or COMEX prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“FASB No. 133”).  The Company sells copper in blister and refined form at industry standard commercial terms.  Net sales include the invoiced value and corresponding fair value adjustment of the related forward contract of copper, zinc, silver, molybdenum, acid and other metals.

Shipping and handling fees and costs–

Amounts billed to customers for shipping and handling, are classified as sales.  Amounts incurred for shipping and handling are included in cost of sales (exclusive of depreciation, amortization and depletion).

Cash and cash equivalents–

Cash and cash equivalents include bank deposits, certificates of deposit and short term investment funds with original maturities of three months or less at the date of purchase.  The carrying value of cash and cash equivalents approximate fair value.

Marketable securities–

Marketable securities consist primarily of certificates of deposits with original maturities greater than 90 days but less than one year.  These deposits are held to maturity and carried at amortized cost which approximates fair value.

Inventories–

Metal inventories, consisting of work in process and finished goods, are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs.

Work-in-process inventories represent materials that are in the process of being converted into a saleable product.  Conversion processes vary depending on the nature of the copper ore and the specific mining operation.  For sulfide ores, processing includes milling and concentrating and the results from the production of copper and molybdenum concentrates. Molybdenum in-process inventory includes the cost of molybdenum concentrates and the costs incurred to convert those concentrates into various high-purity molybdenum chemicals or metallurgical products.

Finished goods include saleable products (e.g., copper concentrates, copper anodes, copper cathodes, copper rod, molybdenum concentrate and other metallurgical products).

Supplies inventories are carried at average cost less a reserve for obsolescence.

Property–

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

Mine development includes primarily the cost of acquiring land rights to an exploitable ore body, pre-production stripping costs at new mines that are commercially exploitable, costs associated with bringing new mineral properties into production, and removal of overburden to prepare unique and identifiable areas outside the current mining area for such future production.  Mine development costs are amortized on a unit of production basis over the remaining life of the mines.

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

Asset retirement obligations (reclamation and remediation costs)–

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

Intangible assets–

Intangible assets include primarily the excess amount paid over the book value for investment shares and mining and engineering development studies.  Intangible assets are carried at acquisition costs, net of accumulated amortization and are amortized principally on a unit of production basis over the estimated remaining life of the mines.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Debt issuance costs–

Debt issuance costs, which are included in other assets, are amortized using the interest method over the term of the related debt.

Ore reserves–

The Company periodically reevaluates estimates of its ore reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit.  Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs at each of the respective mines.

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years. However, in the case of the Company’s recently acquired Mexican subsidiary, ore reserve estimates prior to 2005 were calculated based on a copper price of $0.90 per pound of copper. The current per pound of copper price, as defined, was $0.939, $0.751 and $0.76 at the beginning of 2005, 2004 and 2003, respectively.  These ore reserve estimates are used to determine the amount of mine stripping that is capitalized, units of production amortization of capitalized mine stripping and amortization of intangible assets.

Capitalized mine stripping and leachable material–

Effective January 1, 2006, the Company adopted the guidance of the Emerging Issues Task Force, ratified by the Financial Accounting Standards Board in March 2005, which stated that stripping costs incurred during the production phase of a mine are variable production costs and should be included in the cost of inventory produced (extracted) during the period that the stripping costs are incurred.  See Impact of New Accounting Standards.

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

The Company’s policy results in the smoothing of stripping costs over the life of the mine and, in the view of the Company, better facilitates the matching of mine production costs over the life of the mine with the mine’s revenues.

Stripping costs are assessed for recoverability as part of property, plant and equipment and reviewed whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  If recoverable value has fallen below carrying value, the asset is written down to its recoverable value.

Leachable material.  At one of its mines the Company capitalizes the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in areas known as leaching dumps.  The amortization of the capitalized costs is determined based on the depletion period of the leaching dumps, which is estimated to be five years (unaudited).

Exploration–

Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Income taxes–

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized.

Foreign exchange–

The Company’s functional currency is the U.S. dollar. As required by local law, both the Peruvian Branch and MM maintain their books of accounts in Peruvian nuevos soles and Mexican pesos, respectively.

Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory, property, intangible assets and other assets which are remeasured at historical exchange rates.  Revenues and expenses are generally translated at actual exchange rates in effect during the period, except for those items related to balance sheet amounts that are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are included in earnings of the period.

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” and amounted to $9.9 million, $(14.4) million and $21.9 million in 2005, 2004 and 2003, respectively.

Derivative instruments–

Derivative contracts are reflected as assets or liabilities in the balance sheet at their fair value.  The Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on a credit facility.  The Company has also entered into copper swap contracts to protect future sales on a portion of its future copper production at a fixed copper price.  At December 31, 2005, the Company held no open swap agreements.  The gains and losses on contracts held during the year are recorded in earnings.

Other comprehensive income–

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2005, 2004 and 2003, the only components of “other comprehensive income (loss)” was the additional minimum liability for employee benefit obligations and unrealized gain on equity securities.

Business segment

The Company operates in a single industry, namely mining copper.  Prior to the April 1, 2005 acquisition of Minera Mexico, the Company determined that its operations in Peru fell within one segment.  With the acquisition of Minera Mexico the Company continues to operate principally in one industry, the mining of copper.  However, because of the demands of managing operations in two countries, effective April 1, 2005, Company management views the new Southern Copper as having three operating segments and manages on the basis of these segments.  The segments identified by the Company are: 1) Peruvian operations, which include the two open pit copper mines in Peru and the plants and services supporting such mines.  2) Mexican open pit mines, which include La Caridad and Cananea mine complexes and their supporting facilities.  3) The Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal and coke mine, several industrial processing facilities.  Additionally, in mining copper the Company produces a number of metal by-products, most important of which are molybdenum, silver and zinc.

The Chief Operating Officer of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

Change in accounting principle–

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143).  This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The cumulative effect of this change in accounting principle, net of taxes, was a charge to earnings of $1.5 million and is shown separately on the consolidated combined statement of earnings.  In addition, as part of this cumulative adjustment, the Company recorded an asset retirement obligation liability of $4.9 million, increased net property by $2.5 million and recorded deferred tax and workers’ participation benefits of $0.9 million.  The adoption of this new principle resulted in an additional charge to earnings from continuing operations of $0.5 million for 2003 and has been included as an operating cost in the consolidated combined statement of earnings.

Impact of new accounting standards–

On March 17, 2005 Emerging Issues Task Force, or EITF, reached a consensus in the issue 04-06, “Accounting for Stripping costs Incurred during Production in the Mining Industry”, which was ratified by the Financial Accounting Standards Board, or “FASB”, on March 30 2005 and the subsequent modification to the transition provisions approved by the EITF in its June 15-16 2005 meeting.  The consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.  On January 1, 2006 the Company adopted this consensus by reversing $499.5 million of net cumulative capitalized stripping cost and capitalized leach inventory cost as of December 31, 2005 and recording a net charge of $322.9 million to retained earnings after the recognition of a workers participation and tax benefit of $176.6 million.  In addition, near-term future years operating income could be negatively impacted to the extent that costs previously capitalized are expensed.

In March 2005, the FASB published FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after

December 15, 2005 (December 31, 2005, for calendar-year enterprises).  Retrospective application for interim financial information is permitted but is not required.  Early adoption of this interpretation is encouraged.  FIN 47 did not have a significant impact on the Company’s financial position or results of operations.

In June 2005, the FASB published SFAS No. 154, “Accounting changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change.  This Statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  This Statement does not change the transition provisions of any existing accounting pronouncement. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is evaluating the impact that this statement may have on its financial position or results of operations.

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

NOTE 3-INVENTORIES:

	As of December 31,
(in millions)	2005	2004
Metals:
Finished goods	$106.9	$60.0
Work-in-process	135.4	149.3
Supplies	153.5	143.1
Total inventories	$395.8	$352.4

NOTE 4-PROPERTY:

	As of December 31,
(in millions)	2005	2004
Buildings and equipment	$5,266.8	$5,156.1
Construction in progress	565.8	252.4
Mine development	260.0	255.6
Land, other than mineral	66.3	65.6
Total property	6,158.9	5,729.7
Accumulated depreciation, amortization and depletion	(2,832.8)	(2,661.2)
Total property, net	$3,326.1	$3,068.5

In conjunction with the adoption of SFAS No. 143, during 2003, the Company capitalized $3.0 million in costs associated with establishing an asset retirement obligation for a portion of its long-lived assets in Peru.  These assets include a dam on the Torata River, close to the Cuajone mine, and the SX/EW facility.  The asset retirement obligations were established based on the Company’s environmental impact studies for these projects.  The retirement obligations for the dam are based on a weighting of two options available at the end of the dam’s useful life.  These options are to turn the dam over to the local municipality and provide maintenance for a number of years or demolish the dam and restore the river to its natural course.  The retirement obligation for the SX/EW facility requires a dismantling of the plant and reclamation of the property.  The Company has not designated specific assets to satisfy these obligations but will provide funds from operations.  There were no additional costs capitalized in 2004 associated with asset retirement obligations.

In 2005 the Company capitalized $5.2 million an estimate of the asset cost associated with establishing an asset retirement obligation for its Peruvian mine closure plan.  These costs are being depreciated on a straight line basis over the life of the related assets.  As for the Mexican operations, the adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.  Management does not believe that there are any significant legal obligations for asset retirements in Mexico as of December 31, 2004 and 2005.  Please also see Note 9, “Asset retirement obligation”.

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $200.9 million, $153.4 million and $144.2 million, respectively.

NOTE 5-CAPITALIZED MINE STRIPPING COSTS AND LEACHABLE MATERIAL:

	As of December 31,
(in millions)	2005	2004
Capitalized mine stripping cost	$418.2	$379.4
Accumulated amortization	(128.8)	(61.3)
Capitalized mine stripping, net	$289.4	$318.1

	As of December 31,
(in millions)	2005	2004
Capitalized leachable material	$252.0	$170.8
Accumulated amortization	(41.9)	(36.2)
Capitalized leachable material, net	$210.1	$134.6

Amortization of mine stripping and leachable material is included in “Depreciation, amortization and depletion” and amounted to $73.2 million, $36.4 million and $25.6 million in 2005, 2004 and 2003, respectively.

The Company’s policy of deferring mine stripping costs and leachable material decreased operating costs by $43.0 million, $56.3 million and $53.9 million in 2005, 2004 and 2003, respectively, as compared to what such amounts would have been if the Company expensed mine stripping costs and leachable material costs as incurred.

On January 1, 2006, the Company adopted the guidance of the EITF, “Accounting for Stripping Cost Incurred during Production in the Mining Industry” and wrote off to retained earnings net cumulative capitalized stripping and net capitalized leachable material, net of income taxes and workers’ participation benefit.  See Impact of new accounting standards.

NOTE 6-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2005	2004
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	5.7
Goodwill	17.0	17.0
	144.2	143.9
Accumulated amortization	(23.3)	(20.4)
Intangible assets, net	$120.9	$123.5

Amortization expense on intangibles was $2.9 million, $2.8 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The estimated aggregate amortization expense for intangibles is $16.5 million for the years 2006 through 2010, approximately $3.3 million per year.

NOTE 7-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year ended December 31,
(in millions)	2005	2004	2003
U.S. federal and state:
Current	$13.4	$21.7	$4.0
Deferred	—	(8.2)	2.3
	13.4	13.5	6.3
Foreign (Peru and Mexico):
Current	618.6	356.6	84.9
Deferred	(42.3)	63.6	28.9
	576.3	420.2	113.8
Total provision for income taxes	$589.7	$433.7	$120.1

The reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2005	2004	2003
Expected tax	30.0%	30.0%	30.0%

Effect of income taxed at a rate other than the statutory rate	1.5	3.9	1.8
Permanent differences	0.7	1.2	3.4
Effect of tax rate change	(2.5)	(1.2)	4.9
Loss of tax benefits upon corporate reorganization	(1.8)	—	32.6
Loss generated by subsidiaries	—	—	6.2
Valuation allowance for tax loss carryforward and recoverable tax asset	—	(4.1)	(30.4)
Other	1.5	0.6	8.8
Effective income tax rate	29.4%	30.4%	57.3%

The effective tax rate presented above is a combined effective tax rate for SCC including Minera Mexico.  From prior years’ reports, the statutory income tax rate has changed from an expected tax of 35% to 30% since the major component of the provision for income taxes is from the foreign jurisdictions of Peru and Mexico.  For all of the years presented, both companies filed separate tax returns in their respective tax jurisdictions.  Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as the impact of changes in statutory tax rates, and income and expense items which are nondeductible or nontaxable.  Several items above are particular to the tax rules in Mexico or specific events related to Minera Mexico, such as the tax inflation effect, which requires that inflation be recognized for tax purposes (where it is not for financial reporting purposes), and the loss of tax benefits upon a corporate reorganization undertaken by Minera Mexico in 2003.  Other items relate specifically to SCC such as the percentage depletion.  The impact of the change in the valuation allowance reflects the change in valuation allowances for the combined companies which is further described below.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards, net of foreign tax credit effects:

	As of December 31,
(in millions)	2005	2004
Current:
Inventories	$28.4	$57.9
Other	(1.3)	(1.2)
Other accrued expenses	(32.3)	(14.2)
Net current deferred tax liability	(5.2)	42.5
Non-current:
Property and equipment	186.2	238.7
Tax loss carryforwards	(2.7)	(62.3)
Recoverable asset tax	(0.3)	(44.9)
AMT credit carryforwards	(32.2)	(32.6)
Deferred charges	69.4	64.5
Foreign tax credit carryforwards	(49.0)	—
Other accrued expenses	(34.7)	—
Other	41.1	46.8

Less, valuation allowance for deferred tax assets	81.2	33.4
Net non-current deferred tax liability	259.0	243.6
Total net deferred tax liability	$253.8	$286.1

U.S. Tax Matters–

At December 31, 2005, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $49.0 million, expiring as follows: $19.0 million in 2007, $10.4 million in 2008, and $19.6 million in 2015.  No foreign tax credit carryforwards expired in 2005 or 2004.  For years beginning after October 22, 2004, unused foreign tax credits generated in years beginning after this date may be carried back only one year, but can now be carried forward ten years.

In October, 2004, the American Jobs Creation Act of 2004 was enacted in the U.S.  This law repealed the 90% limitation on the utilization of foreign tax credits when calculating the Company’s alternative minimum tax (“AMT”).  The repeal is effective in 2005.  Although the new law was not effective until 2005, under SFAS No. 109, the effect of the law change is required to be reflected in the period that includes the enactment date.  As a result, $9.5 million of previously booked deferred U.S. tax liability was recorded as income in 2004.

Peruvian Tax Matters–

In December 2003, the Peruvian government established a new tax rate of 30% for years beginning after 2003.  Although this new rate did not affect the current 2003 tax expense, the change in the tax rate required that the deferred Peruvian assets and liabilities be re-valued at the tax rate expected to apply when these assets and liabilities are realized.  Accordingly, the Company recorded a charge of $10.1 million in additional deferred tax expense in 2003.

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of capital equipment and other goods and services, employed in its operations and records these credits as a prepaid expense.  Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund.  The carrying value of these Peruvian tax credits approximates their net realizable value.

In accordance with a 1996 agreement with the Peruvian government, income generated from the SX/EW operations is taxed at a fixed rate of 30% through the year 2010.

Mexican Tax Matters–

Minera Mexico and its subsidiaries obtained authorization from the Mexican tax authorities to file a consolidated income and asset tax return in Mexico.

In accordance with Mexican income tax law, Mexican subsidiaries are subject to paying the greater of the asset tax or income tax.  The Mexican income tax law enacted January 1, 2002, reduced the 35% federal income tax rate by one percentage point each year until it reached 32% in 2005.

As result of the amendments to the income tax law approved on November 13, 2004, the income tax rate was further reduced from the 33% rate applicable in 2004 to a 30% rate in 2005, and it will be gradually be reduced by 1% per year until it reaches 28% in 2007.  In addition, effective fiscal year 2005, there is a change in the tax treatment of the inventory purchases for the year.  Under the new law, cost of sales will be deductible instead of inventory purchases.  The tax deduction for employees’ statutory profit sharing amounts and the obligation to withhold taxes on dividends paid to individuals and foreign residents was also eliminated.  The impact of the reduction in the corporate income tax rate as a result of the tax law changes in 2004 resulted in a reduction in tax expense of $21.6 million in 2004.

Asset tax is calculated by applying a 1.8% tax rate to Minera Mexico’s asset position, as defined by the law, and is payable only to the extent that it exceeds the income tax payable for the same period.  If in any year asset tax exceeds the income tax payable, the asset tax payment for such excess may be reduced by the amount by which the income tax exceeded the asset tax in the three preceding years and any required payment of the asset tax is creditable against the excess of the income tax over the asset tax of the following 10 years.

Valuation allowances–

U.S.:

The Company’s valuation allowance consists of $49.0 million in foreign tax credits and $32.2 million in AMT credit carryforwards.  Management believes that it is more likely than not, that full value for both these credits will not be realized in the future.

Mexico:

In years prior to 2002, Minera Mexico experienced significant liquidity and financial performance difficulties which resulted in defaults of various debt covenants.  Therefore, prior to 2002, a valuation allowance was established for substantially all of its net operating loss and asset tax carryforwards since it was uncertain as to whether those carryforwards might be used.  The valuation allowances were reversed in 2003 as Minera Mexico undertook its financial and corporate restructuring, and financial performance improved.  As of December 31, 2005, the remaining tax loss carryforwards totaled $9.4 million.  As of December 31, 2005, the remaining asset tax carryforward amounting to $0.2 million.

NOTE 8-WORKERS’ PARTICIPATION:

The Company’s operations in Peru and Mexico are subject to statutory workers’ participation.

In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on Branch’s taxable income and is distributed to workers following determination of final results for the year.  In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the statement of earnings.  For the years ended December 31, 2005, 2004 and 2003, workers’ participation expense was $219.2 million, $93.6 million and $20.2 million, respectively.

In May 2005, the Mexican Supreme Court rendered a decision that changed the method of computing the amount of statutory workers’ profit sharing required to be paid by some Mexican companies, including the Company’s Mexican subsidiary.  The Supreme Court’s ruling in effect prohibited the application of net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts. As a result the Company recognized in its 2005 results of operations a charge of $36.3 million for workers’ profit sharing related to 2004.

NOTE 9-ASSET RETIREMENT OBLIGATION

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology of accounting for estimated reclamation and abandonment costs.  The cumulative effect of the change of accounting principle, net of income tax was a charge to income of $1.5 million.  As part of this change the Company recorded an asset retirement obligation of $4.9 million and increased net property $2.5 million.  This adoption established the liability for a portion of the Company’s long-lived assets in Peru, and include a dam on the Torata river, close to the Cuajone mine and the SX/EW facility.

In 2005 the Company added an asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and regulated in 2005.  This law requires the Company to present a mine closure plan to the Peruvian Ministry of Energy and Mines (“MEM”) by August 2006.  This plan will be subject to review and approval by MEM and open to public discussion and comment in the area of the Company’s operations.  In application of SFAS No. 143 and according to the criteria established by FIN-47, the Company has made an estimate of this potential liability and recorded such liability, based on its review of the law.  However, we cannot assure that this liability will be adequate until our mine plan is presented, reviewed and accepted by MEM.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience and includes cost at the Ilo smelter, the tailing disposal, dismantling of the Toquepala and Cuajone concentrators, shops and auxiliary services.  In this connection we recorded an additional asset retirement liability in 2005 of $5.2 million for this new law and increased net property $4.6 million.

The following is a reconciliation of the asset retirement obligation for the two years ended December 31, 2005 (in millions):

Balance January 1, 2004	$5.3
Additions, changes in estimates	—
Accretion expense	0.3

Balance, December 31, 2004	5.6
Additions, changes in estimates	4.6
Accretion expense	1.0

Balance, December 31, 2005	$11.2

NOTE 10-FINANCINGS:

Long term debt:

		As of December 31,
(in millions)		2005	2004
SCC:
6.375%	Notes due 2015 ($200 million face amount, less unamortized discount of $1.0 million)	$199.0	$—
7.500%	Notes due 2035 ($600 million face amount, less unamortized discount of $5.2 million)	594.8	—
8.75% Corporate bonds due 2007		—	50.0
5.5625% Corporate bonds due 2005-2012		—	73.1
5.3750% Corporate bonds due 2005-2012		—	25.9
4.5000% Corporate bonds due 2005-2010		—	25.0
4.6250% Corporate bonds due 2005-2010		—	25.0
5.92% Mitsui credit agreement due 2013 (3.94% at December 31, 2004)		80.0	90.0
Minera Mexico:
Citibank credit facility		—	600.0
8.25% Yankee bonds–Series A due 2008		173.3	316.3
9.25% Yankee bonds–Series B due 2028		125.0	125.0
Total debt		1,172.1	1,330.3
Less, current portion		(10.0)	(152.3)
Total long-term debt		$1,162.1	$1,178.0

In 1998, Minera Mexico issued $500 million of unsecured debt, which are referred to as Yankee bonds.  These bonds were offered in two series: Series A for $375 million, with an interest rate of 8.25% and a 2008 maturity, and Series B for $125 million, with an interest rate of 9.25% and a 2028 maturity date.  During 2005, the Company repurchased $143.0 million of the Series A bonds.  In connection with this purchase the Company paid a premium of $8.6 million, which is included in the consolidated combined statement of earnings on the line “Loss on debt prepayments”.  The bonds contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2005, Minera Mexico is in compliance with this covenant.

In 1999, SCC entered a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO for this loan at December 31, 2005 was 4.67%).  The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo México’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2005, the Company is in compliance with these covenants.

On October 29, 2004, Minera Mexico borrowed $600 million pursuant to a new credit facility with a final maturity date in 2009.  The new credit facility bore interest at LIBOR plus 200 basis points.  The proceeds from the new credit facility were used to repay in full the amounts outstanding under a common agreement with holders of Minera Mexico’s secured export notes and other financial institutions.  The loan was secured by a pledge of Minera Mexico’s principal properties and was guaranteed by its principal subsidiaries.  In 2005, the Company prepaid the total amount of this loan.  In connection with the repayment of this facility, the Company wrote off $10.2 million of deferred financing costs which is recorded in the consolidated combined statement of earning on the line “Interest Expense”.

In October 2004, Minera Mexico and Banamex entered into an interest rate swap agreement for a notional amount of $600 million to hedge the interest rate risk exposure on its $600 million credit facility granted by Citibank.  See Note 14-Derivative Instruments.

In January 2005, the Company signed a $200 million credit facility with a group of banks led by Citibank, N.A.  Proceeds of this credit facility were used to prepay $199 million the outstanding bonds of the Company’s Peruvian bond program.  The Company capitalized $2.8 million of costs associated with this facility.  The Company paid a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.  Additionally, the Company wrote off $2.3 million of previously capitalized bond issuance cost.  The $2.0 million penalty and the $2.3 million amortization of bond issuance costs are included in the earning statement under “Loss or debt prepayments” and “Interest expense”, respectively.  On July 28, 2005 this credit facility was repaid and the Company wrote off $2.5 million of deferred financing cost.

On July 27, 2005 the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and are included in “Other assets, net”, non-current on the Consolidated combined balance sheet.  The net proceeds from the issuance and sale of the notes were used to repay outstanding indebtedness of the Company’s Peruvian and Mexican Operations, under its $200 million and $600 million ($480 million outstanding) credit facilities, respectively, and the balance was used for general corporate purposes.  The Company filed a Registration Statement on Form S-4 with respect to these Notes on October 28, 2005.  On January 3, 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035.  In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $590.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes.  The new notes have been registered under U.S. securities law.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating.  At December 31, 2005 the Company is in compliance with these covenants.

Aggregate maturities of the outstanding borrowings at December 31, 2005, are as follows:

(in millions)
Year	Principal Due
2006	$10.0
2007	10.0
2008	183.3
2009	10.0
2010	10.0
Thereafter	955.0
Total	$1,178.3

Total debt maturities do not include the debt discount valuation account of $6.3 million.

At December 31, 2005 and 2004, other assets included $7.4 million and $6.8 million, respectively, held in escrow accounts as required by the Company’s loan agreements. The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2005 and 2004, the balance of capitalized debt issuance costs was $10.2 million and $10.7 million, respectively.  Amortization charged to interest expense was $3.8 million, $5.1 million and $1.7 million in 2005, 2004 and 2003, respectively.

NOTE 11-BENEFIT PLANS:

SPCC Defined Benefit Pension Plans–

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru.  Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	Year ended December 31,
(in millions)	2005	2004	2003
Interest cost	$0.6	$0.7	$0.7
Expected return on plan assets	(0.5)	(0.6)	(0.8)
Net periodic benefit cost	$0.1	$0.1	$(0.1)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2005	2004
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11.5	$12.0
Interest cost	0.6	0.7
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	0.7	(0.3)
Projected benefit obligation at end of year	$11.9	$11.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12.3	$9.7
Actual return on plan assets	0.3	0.4
Employer contributions	0.8	3.2
Benefits paid	(0.9)	(0.9)
Administrative expenses	(0.1)	(0.1)
Fair value of plan assets at end of year	$12.4	$12.3

Reconciliation of Funded Status:
Funded status	$0.5	$0.8
Unrecognized actuarial loss	2.9	2.0
Net amount reflected in Balance Sheet	$3.4	$2.8

The assumptions used to determine the pension obligation and seniority premiums as of year end and net cost in the ensuing year were:

Discount rate	5.5%	6.0%
Expected long-term rate of return on plan assets	4.5%	5.0%
Rate of compensation increase	N/A	N/A

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2006	$0.9
2007	0.9
2008	0.9
2009	0.9
2010	0.9
2011 to 2015	4.2
Total	$8.7

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate. Plan assets are invested in commingled stock and bond funds.

The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors we expect our assets will earn an average of 4.5% per annum assuming our long-term mix will be consistent with our current mix and an assumed discount rate of 5.5%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

SPCC Post-retirement Health Care Plan–

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the then in effect post-retirement health care plan of ASARCO, a former shareholder of the Company and a subsidiary of Grupo México, which offered substantially the same benefits and required the same contributions.  The plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

The components of net period benefit costs are as follows:

	Year ended December 31,
(in millions)	2005	2004	2003
Service cost	$—	$—	$—
Interest cost	0.1	0.1	0.1
Net periodic benefit cost	$0.1	$0.1	$0.1

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1.4	$1.8
Interest cost	0.1	0.1
Plan Amendments	—	(0.3)
Benefits paid	(0.1)	—
Actuarial (gain) or loss	—	(0.2)
Benefit obligation at end of year	$1.4	$1.4

Reconciliation of Funded Status:
Funded status	$(1.4)	$(1.4)
Unrecognized actuarial loss	0.4	0.4
Unrecognized prior service cost	(0.3)	(0.3)
Post-retirement benefit obligation	$(1.3)	$(1.3)

Discount rate used in the calculation of other post-retirement benefits and cost as of December 31, 2005 and 2004 were 5.5% and 6.0%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2006	$0.1
2007	0.1
2008	0.1
2009	0.1
2010	0.1
2011 to 2015	0.5
Total	$1.0

For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005.  The rate is assumed to decrease gradually to 5% for 2014 and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amount reported for the health care plan.  A one percentage-point change in assumed health care trend rate would not have a significant effect.

Minera Mexico Defined Benefit Pension Plans–

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2005	2004	2003
Interest cost	$2.9	$2.6	$2.6
Service cost	2.6	2.1	2.3
Expected return on plan assets	3.1	(1.1)	(0.7)
Amortization of transition assets, net	(0.2)	(0.2)	(0.2)
Recognized net actuarial loss	0.2	0.5	0.9
Net period benefit cost	$8.6	$3.9	$4.9

The change in benefit obligation and plan assets are as follows:

	December 31,
(in millions)	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36.1	$35.0
Service cost	2.6	2.1
Interest cost	2.9	2.6
Actuarial (loss) gain, net	0.9	(0.2)
Benefits paid	(2.3)	(2.2)
Inflation adjustment	1.9	(1.2)
Projected benefit obligation at end of year	$42.1	$36.1

Change in plan assets:
Fair value of plan assets at beginning of year	$27.2	$12.0
Actuarial return on plan assets	9.4	15.2
Fair value of plan assets at end of year	$36.6	$27.2

The pension plan liability is as follows:

	December 31,
(in millions)	2005	2004
Reconciliation of Funded Status:
Funded status	$(5.5)	$(8.9)
Unrecognized prior service cost	2.5	2.5
Unrecognized net actuarial gain	(9.6)	(5.2)
Unrecognized transition assets	(1.3)	(1.3)
Additional minimum liability	(8.1)	(7.3)
Net pension liability	$(22.0)	$(20.2)

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2005	2004	2003
Weighted average discount rate	10%	10%	10%
Expected long-term rate of return on plan asset	12%	12%	12%
Rate of increase in future compensation level	6%	6%	6%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2006	$17.7
2007	2.0
2008	2.2
2009	2.4
2010	2.4
2011 to 2015	16.6
Total	$43.3

Minera Mexico Post-retirement health care plan–

The components of net period benefit costs are as follows:

	For the year ended December 31,
(in millions)	2005	2004	2003
Interest cost	$2.2	$2.2	$2.1
Service cost	0.4	0.5	0.4
Amortization of transition assets, net	1.6	1.6	1.6
Net periodic post-retirement benefit costs	$4.2	$4.3	$4.1

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31
(in millions)	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$46.8	$46.2
Service cost	0.4	0.5
Interest costs	2.2	2.2
Actuarial (loss) gain, net	0.5	(4.0)
Benefits paid	(2.8)	(2.7)
Settlements	—	—
Inflation adjustment	1.7	2.3
Projected benefit obligation at end of year	$48.8	$44.5

Reconciliation of funded status:
Funded status	$48.8	$44.5
Unrecognized actuarial loss	(6.8)	(5.8)
Unrecognized transition obligation	(26.5)	(25.8)
Post-retirement benefit obligation	$15.5	$12.9

Discount rates used in the calculation of other post-retirement benefits and costs as of December 31, 2005 and 2004 were 6.0%.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
2006	$3.4
2007	3.5
2008	3.4
2009	3.4
2010	3.4
2011 to 2015	3.5
Total	$20.6

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$3.3	$1.1
Effect on the post-retirement benefit obligation	$54.1	$15.1

Minera Mexico’s policy for determining asset mix targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration assets allocations, historical returns and the current economic environment.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

These plans accounted for approximately 30% of benefit obligations.  The following table represents the asset mix of the investment portfolio as of December 31:

	2005	2004
Asset category:
Equity securities	61%	88%
Treasury bills	39	12
	100%	100%

The amount of contributions that the Company expects to be paid to the plan during 2006 is not material.

NOTE 12-MINORITY INTEREST:

For all the years presented, the minority interest on the consolidated combined statement of earnings is based on the earnings of the Company’s Peruvian Branch, and through October 2004 it also included the minority interest held in certain subsidiaries of Minera Mexico as further described below.  In addition, it included the interest of minority shareholders in Minera Mexico.

On October 20, 2005, the Company acquired an additional 0.81833% of the outstanding shares of Minera Mexico and were purchased for $30.3 million.

The Company acquired 0.02 million and 0.2 million investment shares at a $0.1 million and $0.7 million in 2004 and 2003, respectively.  There were no purchases during 2005.  These acquisitions have been accounted for as purchases of minority interests.  The carrying value of the minority interest purchased was reduced by $0.08 million and $0.5 million in 2004 and 2003, respectively, and the excess paid over the carrying value was assigned to intangible assets and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Branch and are entitled to a pro rata participation in the cash distributions made by the Peruvian Branch.  The shares are recorded as a minority interest in the Company’s financial statements.

In addition, on October 23, 2004, Minera Mexico reached an agreement with the National Union of Mine, Metallurgical and Similar Workers of the Mexican Republic (the “Union”) for the purchase of a 4.2% and 1.5% stock stake owned by the Union in two of its subsidiaries.  The stock was purchased by delivery of a note in the amount of $51.5 million.  The purchase price of the interest acquired was less than its carrying value by $31.8 million and, therefore, such negative goodwill was allocated as reduction of the long-lived assets to be amortized based on production.  This note was paid in full in February 2005.

NOTE 13-COMMITMENTS AND CONTINGENCIES:

Peruvian Operations

Royalty charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  In 2004, more than 5,000 Peruvian citizens filed a request to the Peruvian Constitutional Tribunal to have the law declared unconstitutional.  However, in

April 2005, the Constitutional Tribunal ruled the royalty law to be constitutional and therefore applicable to mining activities in Peru.  In addition, the Company filed a suit in the Lima Civil Court to protest the law as unconstitutional.  On June 28, 2005 the court dismissed the lawsuit and the Company has decided not to appeal.  Under the new law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $40.3 million and $17.6 million in 2005 and 2004 respectively, for this royalty which went into effect as of June 25, 2004.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the Consolidated combined statement of earnings.

In its ruling, the Constitutional Tribunal additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge.  In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guaranty and Promotional Measures for Investment Contract”) relating to our SX/EW production, which agreement purports to, among other things, fix tax rates other contributions relating to such production.  We believe that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and we intend to protest the imposition of the royalty charge on our SX/EW production, when and if assessed.  Provision made by the Company for the royalty charge does not include approximately $5.9 million of additional potential liability relating to its SX/EW production from June 30, 2004 through December 31, 2005.

Power purchase agreement–

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”), for $33.6 million.  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.

The Company agreed to amend its power purchase agreement in June 2003, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement.  The Company made a one-time contractual payment of $4.0 million to Enersur under terms of the new agreement.  The new agreement releases Enersur from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization.  SCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

Environmental matters–

Peruvian operations–

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

In accordance with Peruvian regulations, in 1996 SCC submitted its Programa de Adecuación y Manejo Ambiental (the Environmental Compliance and Management Program, known by its Spanish acronym, PAMA) to the MEM.  A third-party environmental audit was conducted in order to elaborate the PAMA.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time. SCC’s PAMA was approved in January 1997 and contains 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that are no longer active and need to be reclaimed or remedied.  By the end of 2004, 31 of these projects were completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala. The three pending PAMA projects all relate to the Ilo smelter operations.  The primary areas of environmental concern are the smelter reverberatory slag eroded from slag deposits up until 1994, and atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007.  With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holdings Limited).  The Company believes that the selected proposal complies with the current environmental regulations.  This project is the Company’s largest short-term capital investment project and is estimated at $500 million, including $388.5 million expended through 2005.  Beginning in 1995 and continuing while this project is under construction, the Company has established an emissions curtailment program that has allowed us to comply with the annual sulfur dioxide air quality standard (established by the MEM in 1996) in the populated areas of the city of Ilo.

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law was amended on May 28, 2004 and again on May 8, 2005.  The current modification establishes that mining companies submit their mine closure plans within one year of publication of final regulations.  On August 16, 2005 final regulations were published and the Company has initiated the preparation of the required mine closure plan.  As part of the law and the qualifying regulations the Company is also required to engage an independent consulting entity to prepare the mine closure plan.  The final plan, which is required by August 2006, is subject to approval by MEM and open to public discussion and comment in the area of Company operations.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company anticipates that this law will increase its asset retirement obligations and require future expenditures and amortizations over the life of the mine to satisfy its requirements.  The Company believes the liability for these asset retirement obligations cannot currently be precisely measured, or precisely estimated, until the Company has substantially completed its mine closure plan and is reasonably confident that it will be approved by MEM in most material respects.  However the Company has made a preliminary estimate of this liability and has recorded such amount in its 2005 financial results.  Please see Note 9, above.  The Company believes that this estimate should be viewed with caution, pending final approval of its mine closure plan, expected later in 2006.

For the Company’s Peruvian operations, environmental capital expenditures were $234.6 million, $65.5 million and $2.2 million in 2005, 2004 and 2003, respectively.  The Company foresees significant environmental capital expenditures in 2006.  Approximately $87.5 million has been budgeted in 2006; the smelter modernization project accounts for most of this budget.

Mexican operations–

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

The principal legislation applicable to the Company’s Mexican operations is the federal Ley General del Equilibrio Ecológico y la Protección al Ambiente (the General Law of Ecological Balance and Environmental Protection, or the Environmental Law), which is enforced by the Procuraduría Federal de Protección al Ambiente (Federal Bureau of Environmental Protection, or the PROFEPA).  The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards and, if warranted, the PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Código Penal Federal (Federal Criminal Code), the PROFEPA has to inform corresponding authorities regarding environmental crimes.

The Company’s operations near the U.S.-Mexican border are also subject to the Agreement on Cooperation for the Protection and Improvement of the Environment in the Border Area, or the La Paz Agreement, which was concluded in 1983 between the United States and Mexico for the purpose of improving air quality along the border.  The La Paz Agreement establishes sulfur dioxide emissions standards and requires the installation and maintenance of emission monitoring and record-keeping systems at our smelters in northwestern Mexico.  In order to maintain compliance with sulfur dioxide emissions standards promulgated under the Environmental Law and the La Paz Agreement, Minera Mexico shut down the Cananea smelter and operations at Monterrey in December 1999, after which the plants were dismantled and the Monterrey property was sold.

Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the United States and Canada in connection with NAFTA in February 1999.  However, the Company’s management does not believe that continued compliance with the Environmental Law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure you that stricter enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

Due to the proximity of certain facilities of Minera Mexico to urban centers, the authorities may implement certain measures that may impact or restrain the operation of such facilities.  Any enforcement action to shut down any such facilities may have an adverse effect on the operating results of the relevant subsidiary.

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include water recovery systems to conserve water and minimize contamination of nearby streams, reforestation programs to stabilize the surfaces of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions.

Litigation matters–

Peruvian Operations

Garcia-Ataucuri and Others vs. SCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of 38,763,806.80 “labor shares” to be issued in a proportional way to each in accordance with their time of work with SCC, plus dividends.  The Company conducts its operations in Peru through a registered Branch.  Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares.  The labor shares litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system.  We assert that the claims are meritless and that the labor shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system. We do not believe that an unfavorable outcome is reasonably possible.  In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise. What remains of the equity participation is now included in the consolidated combined balance sheet caption “Minority interest.”  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares.  These labor shares represented an equity interest in the enterprise.  In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or former employees.  The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year. Effective in 1992, the law was amended to its present status.  The workers participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law. In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the Minority interest on the Company’s balance sheet.  Since 1995, the Company has periodically purchased labor shares on the open market.  In 1998, labor shares were renamed “investment shares.”  At December 31, 2005, the investment share interest in the Company’s Peruvian Branch amounted to 0.71%.

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

Class actions

Three purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the acquisition of Minera Mexico by SCC.  On January 31, 2005, the three actions Lemon Bay, LLP v. Americas Mining Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Copper Corporation, et al., Civil Action No. 969-N, and James Sousa v. Southern Copper Corporation, et al., Civil Action No. 978-N were consolidated into one action titled,  In re Southern Copper Corporation Shareholder Derivative Litigation, Consol. C. A. No. 961-N and the complaint filed in Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company’s common stockholders.

The consolidated complaint alleges, among other things, that the acquisition of Minera Mexico is the result of breaches of fiduciary duties by the Company’s directors and is not entirely fair to the Company and its minority stockholders.  The consolidated complaint seeks, among other things, a preliminary and permanent injunction to enjoin the acquisition, the award of damages to the class, the award of damages to the Company and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The Company believes that this lawsuit is without merit and is vigorously defending itself against this action.

It is the opinion of the Company’s management that the outcome of the aforementioned legal proceeding will not have a material adverse effect on the Company’s financial position or results of operations on it or on its consolidated subsidiaries.

Mexican Operations

Ejido Land matter:

In July 1991, the Mexican agricultural community of Pilares de Nacozari Ejido, (“Ejido”), commenced an action in the first federal district court in Sonora, Mexico, against the Mexican Ministry of Agrarian Reform, (“the Ministry”).  The action alleged improper expropriation of approximately 1,500 hectares of land adjacent to the La Caridad mine in which certain of Mexcobre’s (a subsidiary of Minera Mexico) facilities are currently located.  Mexcobre was not named as a defendant in the action although it was included as an interested third party due to its ownership of the land.  Mexcobre bought the land in question in 1976 from the Banco Nacional de Obras y Servicios Públicos, which had previously acquired it as a beneficiary of the expropriation by the Ministry in 1973 and has alleged legal and physical impossibility of returning the land.

After two previous rulings stating that it is impossible to return the land as a means of restitution, a third and final ruling from the Mexican Appellate District Court instructed the district court judge to resolve the legal and material impossibility of returning the land as a means of restitution.  The district court judge ruled that it is only partially impossible to physically return the land and ruled that legal impossibility has not been proved.  Mexcobre has filed a complaint against this ruling.  This matter was finally settled amongst both parties, Ejido and Mexcobre, by entering and ratifying an agreement before the First Federal District Court in Hermosillo, Sonora, Mexico, on January 16, 2006, terminating the case.

Coremi Royalties:

When Mexcobre originally received mining concessions related to its La Caridad unit in 1970, it was required to pay royalties to the Council of Mineral Resources, which is referred to as “Coremi”.  When the Mining Law came into effect in 1992, this obligation was terminated.  However, Coremi, the Mexican Superintendent of Mining and the Mexican Secretary of Economy, did not concede that the royalty obligation to Coremi was terminated and, in 1995, Coremi initiated a series of legal actions that are still pending.  In August 2002, Coremi filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997.  Mexcobre answered and denied Coremi’s claims in October 2002 and currently is in the discovery stage (“etapa de ofrecimiento de pruebas”).  On December 21, 2005, an initial settlement was reached as follows; royalties for 2005 of $8.5 million were duly paid, as for the royalties from the third quarter of 1997 to the last quarter of 2004, a partial payment of $6.2 million was made on January 11, 2006, however, litigation will continue in order that a Court establishes if any additional amount is to be paid.  We estimate that the payment made on January 11 will cover said ruling by 100%.  The Company believes that any further payment related to this matter will not be material.

San Luis Potosí Facilities:

The municipality of San Luis Potosí has granted Desarrolladora Intersaba, S.A. de C.V., licenses of use of land and construction for housing and/or commercial zones in the former Ejido Capulines, where the residential project “Villa Magna” is expected to be developed in the near future.

The “Villa Magna” residential project will be developed within an area that IMMSA’s approved Risk Analysis by SEMARNAT (the federal environmental authority) has secure as a safeguard and buffer zone due to the use by IMMSA of Anhydrous Ammonia Gas.

Based on the foregoing, IMMSA has initiated two different actions regarding this matter:

(1)                                  first, against the Municipality of San Luis Potosí, requesting the annulment of the authorization and licenses granted to Desarrolladora Intersaba, S.A. de C.A. to develop “Villa Magna” within the zinc plant’s safeguard and buffer zone; and

(2)                                  second, filed before SEMARNAT a request for a declaration of a safeguard and buffer zone surrounding IMMSA’s zinc plant.

These actions are awaiting final resolutions.  IMMSA believes that, should the outcome of the above mentioned legal proceedings be adverse to IMMSA’s interests, the construction of the “Villa Magna” housing and commercial development would not, in itself, affect the operations of IMMSA’s zinc plant.

In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosí due to its refusal to issue IMMSA’s use of land permit in respect of its zinc plant.  The Municipality has refused to grant such license based on the argument that IMMSA has failed to submit, as part of the application process, a “manifestación de impacto ambiental” (environmental impact assessment).  IMMSA believes that the environmental impact assessment is not required because IMMSA will not undertake construction activities.  The trial judge has ordered the Municipality to continue the analysis of IMMSA’s request to issue the “licencia de uso de suelo” (use of land permit).  The municipality has refused to issue the land use permit.  IMMSA has filed a request for relief against such resolution to compel the court to issue the land use permit.

Tax contingency matters–

U.S. Internal Revenue Service - IRS

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

The IRS has completed the field audit work for all years preceding 2003 and currently is auditing only 2003.  During the audit of the tax years 1997 though 1999, the IRS questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  In the fourth quarter of 2003, the Company and the IRS had jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  In August 2005 the National Office of the IRS responded to the IRS field audit group’s request for technical advice.  The issuance of this technical advice memorandum (TAM) allowed the IRS to close the field audit work of the audit cycles 1997 through 1999 and 2000 through 2002.  The TAM accepts the position of the IRS field office and concludes that the Company is required to capitalize mining costs to its leach dumps based on the weight of material moved, without regard to metal content or recoverability.

On October 5, 2005 the Company filed a formal protest with the IRS to appeal the proposed changes with respect to the TAM conclusion, as well as other items of adjustment proposed by the IRS field audit group.  These other adjustments include the methodology of capitalizing interest, the determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes and the established service fee between the Company and related parties.  The Company believes that the positions that it is reporting to the IRS are correct and appropriate.  The Company believes that it has substantial defenses to the proposed IRS adjustments and that adequate provisions have been made so that resolution of any issues raised by the IRS will not have a material adverse effect on its financial condition or results of operations.  The Company is awaiting notification from the IRS Appeals Office for the first scheduled appeals conference related to its protest.  Significant management judgment is required in determining the provision for tax contingencies.  The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel. The Company does not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued therefore.

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

In February 2003, the Peruvian tax court confirmed SUNAT’s assessments and penalties with regard to depreciation and deductions of other expenses incurred outside of Peru for fiscal years 1996 and 1997.  Consequently, the Company recognized an additional tax and workers participation liability for fiscal years 1998 and 1999 on the amounts assessed by SUNAT.  Therefore, in 2003 the Company recorded a charge to workers’ participation, (included in cost of sales (exclusive of depreciation, amortization and depletion) on the statement of earnings and income tax expense of $0.5 million and $4.4 million, respectively.  The Company, however, has not recognized a liability for penalties and interest assessed by SUNAT in connection with the depreciation and other expenses deduction as it considers they are not applicable.  The status of the penalty appeals and other tax contingencies is as follows:

a)                          Year 1996:  With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003.  This deposit is recorded in other assets on the consolidated combined balance sheet.  The Peruvian tax court denied the Company’s appeal in February 2004.  Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru.  The Company was not required to issue a deposit for appeal of assessments and rulings with respect to any other years.  In September, 2005 the Superior Court declared the Company’s claim valid.  SUNAT has appealed this decision to the Supreme Court in Lima.

b)                         Year 1997:  With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  Consequently, SUNAT issued a new penalty in December 2003.  This penalty and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997 was denied. In this regard, in May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court, seeking the reversal of the ruling of the tax court.  In July, 2005 the Superior Court remanded the case to SUNAT for a new pronouncement. SUNAT has appealed the courts decision to the Supreme Court in Lima.

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

Mexican Operations

Labor matters–

In the last several years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results. For example, in Peru on August 31, 2004, unionized workers at the mining units in Toquepala and Cuajone initiated work stoppages and sought additional wage increases based on high metal prices.  The strike was resolved in September 13, 2004. In Mexico, on July 12, 2004, the workers of Mexicana de Cobre site went on strike asking for the review of certain contractual clauses. Such a review was performed and the workers returned to work 18 days later. On October 15, 2004, the workers of Mexicana de Cananea went on strike, followed by the Mexicana de Cobre workers.  The strike lasted for six days at Mexicana de Cobre and nine days at Mexicana de Cananea.  In each case, the operations at the particular mine ceased until the strike was resolved.  The Company cannot make assurances that they will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on its financial condition and results of operations.

Other legal matters–

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings individually or in the aggregate would have a material adverse effect on its financial position and results of operations.

Our direct and indirect parent corporations, including AMC and Grupo México, have from time to time been named parties in various litigations involving Asarco.  In March 2003, AMC purchased its interest in SCC from Asarco.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with Asarco’s environmental liabilities and AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  The consent decree is binding solely on the U.S. government.  In October 2004, AMC, Grupo México, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  While Grupo México and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on our parent corporations or us.  Any increase in the financial obligations of our parent corporations, as a result of matters related to Asarco or otherwise could, among other matters result in our parent corporations attempting to obtain increased dividends or other funding from us.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage, which was settled in November 2005 with the extension of the existing contract for an additional thirteen month period until December 31, 2006. A further deterioration of the financial condition of Asarco could result in additional claims being filed against Grupo México and its subsidiaries, including SCC, Minera México or its subsidiaries.  As a result of various factors, including the above-mentioned work stoppage on August 9, 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court of Corpus Christi, Texas. Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco is in continuing possession of its properties and is operating and managing its businesses as a debtor in possession.

Asarco believes that by utilizing the Chapter 11 process it can achieve an orderly restructuring of its business and finally resolve, among other contingencies, its environmental and asbestos claims.  However, it is impossible to predict how the bankruptcy court will ultimately rule with respect to such petitions and the impact such rulings will have on Asarco and its subsidiaries.

NOTE 14-STOCKHOLDERS’ EQUITY:

Merger adjustments–

Pursuant to U.S. GAAP, since both SCC and Minera Mexico are under common control for all the periods presented, the transfer of Minera Mexico to SCC has been reflected at the historical carrying value of Minera Mexico’s assets and liabilities in a manner similar to a pooling of interests.  The difference in the value of the newly issued 67,207,640 shares of SCC and the net carrying value of Minera Mexico has been recognized in equity as a reduction in additional paid-in capital. In addition, Minera Mexico’s historical common stock, treasury stock and additional paid in capital accounts were eliminated and classified within SCC’s additional paid-in capital. Minera Mexico’s retained earnings were carried forward as reported to be combined with retained earnings of SCC.  For the purpose of these financial statements, the issuing of 67,207,640 shares have been reflected as if they had been outstanding as of January 1, 2003.  Therefore, historical common stock and per share data presented herein differs from that previously reported by SCC on a stand-alone basis.

Common stock–

The Company had two classes of common shares outstanding. Class A common stockholders were entitled to five votes per share.  Common share stockholders are entitled to one vote per share.

In connection with the acquisition of Minera Mexico, the Company’s Class A common stock was converted into common stock and preferential voting rights were eliminated.  On June 9, 2005, Cerro Trading Company, Inc., SPC Investors L.L.C., Phelps Dodge Overseas Capital Corporation and Climax Molybdenum B.V., subsidiaries of two of SCC’s founding shareholder’s and affiliates, sold their equity holdings in SCC.

Stock Options:

The Company has two stockholder approved plans, a Stock Incentive Plan and a Director’s Stock Award Plan.  The Stock Incentive Plan provides for the granting of nonqualified or incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, as well as for the award of restricted stock, stock appreciation rights and bonuses payable in stock.  The price at which options may be granted under the Stock Incentive Plan shall not be less than 100% of their fair market value of the common stock on the date of grant in the case of incentive stock options, or 50% in the case of other options.  In general, options are not exercisable for six months and expire after 10 years from the date of grant.

The authorized number of shares under the Stock Incentive Plan is 1,000,000 of which 300,000 may be awarded as restricted stock.  At December 31, 2005 and 2004, 645,060 shares are available for future grants under this plan.  There were no outstanding stock options under this plan at December 31, 2005 or 2004.

The Directors’ Stock Award Plan provides that directors who are not compensated as employees of the Company will be automatically awarded 200 shares of common stock upon election and 200 additional shares following each annual meeting of stockholders thereafter.  Under the directors’ plan, 100,000 shares have been reserved for awards.  At December 31 2005, 31,200 shares have been awarded under this plan.

NOTE 15-DERIVATIVE INSTRUMENTS:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices and interest rate risk exposure.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper swaps:

In 2005, the Company entered into copper swap contracts to protect the future sales of 662.6 million pounds of its 2005 copper production at a fixed copper price.  The Company recorded losses of $23.5 million related to these copper swap contracts during 2005.  These losses are recorded as a non-operating item in the Consolidated combined statement of income.

At December 31, 2005, the Company did not hold any open copper swaps.

Interest rate swaps:

In October 2004, Minera Mexico and Citibank-Banamex entered into an interest rate swap agreement for a notional principal amount of $600 million.  Under this agreement, MM agreed to pay Banamex a fixed rate equivalent to 3.49% and, in exchange, Banamex agreed to pay a variable rate equivalent to 3-month LIBOR.  Payments under the interest rate swap are scheduled to match the interest payment dates of the $600 million Citibank credit facility.  Additionally, in April 2005, the Company entered into a contract to hedge interest rate exposure on $120 million of its $200 million Citibank credit facility.  Under this contract the Company pays fixed rate interest payments at 4.46% and receives a variable rate equivalent to three month LIBOR.  Payments under the interest rate swap are scheduled to match the interest payment dates of the $200 million credit facility.  Both of these loan facilities were repaid and the related swaps were terminated in July 2005.  As a result of these transactions the Company recorded losses of $2.7 million and $1.4 million in 2005 and 2004, respectively.

On July 19, 2005 the Company entered into a one day interest rate swap contract on $700 million of its $800 million notes issued.  Under this contract, the Company made fixed rate interest payments at 4.46% and received a variable rate equivalent to 5.375% of treasury bonds maturing on February 15, 2031.  As a result of this transaction, the Company recorded a gain of $3.9 million in 2005 in the consolidated combined statement of earnings for the cost of terminating this transaction.

The Company recorded net gains of $ 1.2 million and a loss of $1.4 million related to the interest swap transactions in 2005 and 2004, respectively.  These gains (losses) are recorded as loss on derivative instruments on the condensed consolidated combined statement of earnings.

At December 31, 2005, the Company did not hold any open interest rate swap contracts.

NOTE 16-FINANCIAL INSTRUMENTS:

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable, the carrying amounts approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments:

	As of December 31,
	2005		2004
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Accounts receivable associated with provisionally priced sales:
Copper	$7.8	$7.8	$185.9	$185.9
Molybdenum	$(39.2)	$(39.2)	$202.7	$202.7
Marketable securities	—	—	$45.3	$45.3

Liabilities:
Debt	$1,172.1	$1,189.4	$1,330.3	$1,343.1
Interest rate swaps	—	—	$2.6	$2.6

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts receivable associated with provisionally priced sales: Fair value of copper is based on published forward prices and fair value of molybdenum is based on year-end market prices.

Marketable securities: Fair value is based on quoted market prices.

Long-term debt: Fair value is based on quoted market prices.

Interest rate swap: Fair value was calculated based on discounted expected future cash flows of interests to be received and paid.

NOTE 17-CONCENTRATION OF RISK:

The Company operates four copper open-pit mines, five underground poly metal mines, three smelters and eight refineries in Peru and Mexico and substantially all of its assets are located in these countries.  There can be no assurances that the Company’s operations and assets that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments.  Substantially all of the Company’s products are exported from Peru and México to customers principally in United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial paper of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2005, SCC had invested 29.2% of its cash equivalents and marketable securities with Peruvian banks, of which 41.8% was invested with one institution.  Likewise, SCC invested 6.4% of its cash equivalent and marketable securities with Mexican banks, of which 3.29% were invested in one institution.

During the normal course of business, the Company provides credit to its customers.  Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The Company is exposed to credit loss in cases where the financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and currency/interest rate swaps) are unable to pay when they owe funds as a result of protection agreements with them. To minimize the risk of such losses, the Company only uses highly-rated financial institutions that meet certain requirements. The Company also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their ratings. The Company does not anticipate that any of the financial institutions will default on their obligations.

The Company’s five largest trade receivable balances accounted for 40.9% and 33.7% and 26.5% of the trade accounts receivable at December 31, 2005, 2004 and 2003, respectively, of which one customer represented approximately 6.9%, 10.7% and 6.7%, respectively, of our trade accounts receivable.

NOTE 18-RELATED PARTY TRANSACTIONS:

Balances receivable and payable with affiliated companies and related parties are shown below (in millions):

	As of December 31,
	2005	2004
Affiliate receivable:
Grupo Mexico Servicios S.A. de C.V.	$2.6	$—
Grupo Mexico S.A. de C.V.	0.4	—
AMC	—	1.1
Cerro Wire & Cable Co.	—	8.5
Mexico Constructora Industrial, S.A. de C.V.	5.0	1.5
Intermodal Mexico, S.A. de C.V.	0.4	0.4
Ferrocarril Mexicano, S.A. de C.V.	0.4	—
Other	0.3	3.9
	$9.1	$15.4
Affiliate payable:
Grupo Mexico S.A. de C.V.	$2.5	$63.2
Ferrocarril Mexicano, S.A. de C.V.	3.0	3.3
Other	0.9	—
	$6.4	$66.5

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders. These transactions include the lease of office space, air transportation, construction services and products and services relating to mining and refining. The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes. These financial transactions bear interest.

Grupo México, the Company’s ultimate parent and the majority indirect stockholder of the Company and its affiliates, provides various services to the Company. In 2005, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. Grupo México is reimbursed for these support services. The total amount paid by the Company to Grupo México for such services in 2005, 2004 and 2003 was $13.8 million. The Company expects to continue to pay for these services going forward in an amount of $13.8 million per year.

The Company paid $0.5 million, $3.3 million and $3.4 million in 2005, 2004 and 2003, respectively, in interest expense related to borrowings from Grupo México.

The former holders of the Company’s Class A common stock until June 2005 and their affiliates purchase copper and other products from the Company from time to time at prices determined by reference to the LME and COMEX market price for copper and published prices for other products, if available.

The Company purchased metal products from ASARCO for $1.1 million, $1.0 million and $2.9 million in 2005, 2004 and 2003, respectively and sold products, principally sulfuric acid and silver to Asarco for $11.6 million, $13.0 million and $6.2 million in 2005,

2004 and 2003, respectively.

Sociedad Minera Cerro Verde, S.A., an affiliate of Phelps Dodge Overseas Corporation and Climax Molybdenum B.V., stockholders of the Company until June 2005, purchased $1.5 million, $3.7 million and $1.9 million of acid products from the Company in 2005 (through June), 2004 and 2003, respectively.

Cerro Wire and Cable LLC (“Cerro”), an affiliated company of one of the Company’s stockholders until June 2005, purchased $13.7 million and $70.2 million of copper products from the Company in 2005 and 2004 respectively. There were no such purchases by Cerro in 2003.

In 2003, the Company purchased from Asarco, a former stockholder of the Company and a subsidiary of Grupo México, used mining equipment. In compliance with Peruvian regulations related to used vehicles and mining equipment, the trucks and mining equipment were independently appraised at fair market value at the time of purchase for $10 million. Additionally in 2003, the Company purchased from Asarco mineral exploration properties in Chile, at a cost of $3.7 million. The Company used an independent appraisal firm to determine the purchase price.

On January 15, 2004, the Company entered into a tolling agreement with Asarco.  Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to Asarco, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company sells to customers in the United States.  The Company delivered 29,000 tons and 77,000 tons of copper during 2005 and 2004, respectively to the Asarco refinery.  On July 8, 2005 Asarco declared Force Majeure, notifying SPL that because of a strike at their facilities, they would be unable to accept shipments from the Company.  Accordingly, deliveries to the refinery were suspended and the Company has redirected the copper otherwise intended for delivery to the refinery to other customers.  At December 31, 2005 the Company did not have copper at the Asarco refinery.  The Company paid Asarco a tolling charge upon its receipt of copper rods.  These charges, $1.6 million in 2005 and $3.8 million in 2004, are based on competitive market terms.  Through June 9 2005 the Company sold a portion of the copper treated by Asarco, approximately $13.7 million, to the Marmon Group – Cerro Wire, a stockholder of the Company until June 9, 2005 and sold $70.2 million to Cerro, in 2004.  At December 31, 2004 there was $8.5 million in affiliates accounts receivable related to SPL’s sales to Cerro.

In addition to the charges noted above, the Company paid Asarco $4.9 million and $9.9 million in 2004 and 2003, respectively, for refining and other services.

The Company contracted an aggregate of approximately $3.2 million and $1.2 million in 2004 and 2003, respectively, for shipping services to and from Peru by Compañía Sud-Americana de Vapores S.A. (“CSAV”), and a subsidiary company. CSAV is a company indirectly controlled by Quemchi, S.A. Mr. Jaime Claro, a director of SCC during 2003 and the first half of 2004, is chairman of Quemchi S.A.

The Company purchased $0.4 million and $1.3 million in 2004 and 2003, respectively, of industrial materials from Higher Technology Solutions S.A. (“Higher Tec”), a Peruvian corporation and a related company. Mr. Carlos González, a son of SCC’s President and Chief Executive Officer, is an investor in Higher Tec and the owner of the related company. Additionally, in 2005 the company purchased $3.3 million and $0.7 million and in 2004 $1.1 million and $0.7 million of industrial material from Higher Technology S.A.C. and Servicios y Fabricaciones Mecánicas S.A.C., respectively. Mr. Carlos González is the principal owner of these companies. In addition, the Company purchased $0.2 million, $0.4 million and $0.2 million, in 2005, 2004 and 2003, respectively, of industrial materials from Société Française des Bandes Transporteuses, a French corporation. Mr. Alejandro González, a son of SCC’s President and Chief Executive Officer, is a sales representative with this company.

The Company’s Mexican operations paid fees of $21.0 million, $19.3 million and $13.8 million in 2005, 2004 and 2003, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., an indirect subsidiary of Grupo México.

In addition, the Company’s Mexican operations paid fees of $29.7 million and $0.4 million in 2005 and 2004, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.  At December 31, 2005 the Company had a balance due of $5.0 million for advances provided to the company.

The Larrea family controls a majority of the capital stock of Grupo México, and has extensive interests in other businesses, including oil drilling services, construction and real estate. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the family relating to mining and refining services, the lease of office space, and air transportation and construction services. These transactions amounted to approximately $3.7 million in 2005, $6.1 million in 2004 and $8.4 million in 2003.

See also the disclosure on the acquisition of Minera Mexico on page A-54.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

NOTE 19-SEGMENT AND RELATED INFORMATION:

Southern Copper operates in a single industry, namely mining copper.  Prior to the April 1, 2005 acquisition of Minera Mexico, the Company determined that its operations in Peru fell within one segment.  With the acquisition of Minera Mexico the Company continues to operate principally in one industry, the mining of copper.  However, because of the demands of managing operations in two countries, effective April 1, 2005, Company management views the new Southern Peru as having three operating segments and manages on the basis of these segments.  Additionally, in mining copper the Company produces a number of metal byproducts, most important of which are molybdenum, silver and zinc.  The significant increase in the price of molybdenum over the past three years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.  Added to the segment information is information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

1.               Peruvian operations, which includes the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.

2.               Mexican open pit operations, which includes La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.

3.               Mexican underground mining operations, which includes five underground mines that produce zinc, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for zinc and copper.  This group is identified as the IMMSA Unit.

The Chief Operating Officer of the Company focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.  These are common measures in the mining industry.

Financial information relating to Company’s segments is as follows:

	Year Ended, December 31, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined

Net sales outside of segments	$1,678.7	$261.8	$2,172.1	$—	$4,112.6
Intersegment sales	90.9	186.9	7.8	(285.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	836.6	330.8	756.0	(288.0)	1,635.4
Exploration	3.8	6.1	12.9	1.6	24.4
Depreciation, amortization and depletion	176.7	24.0	76.5		277.2
Selling, general and administrative expenses	37.1	19.4	34.0	(9.4)	81.1
Operating Income	$715.4	$68.4	$1,300.5	$10.2	$2,094.5

Less:
Interest, net					(55.6)
Loss (gain) on derivative instruments					(22.3)
Loss on debt prepayment					(10.6)
Other income (expense)					(3.7)
Taxes on income					(589.7)
Minority interest					(12.5)
Net Earnings					$1,400.1

Capital expenditures	$104.5	$44.2	$321.9	$—	$470.6
Property, net	$1,559.3	$270.1	$1,468.7	$28.0	$3,326.1
Total Assets	$2,538.3	$518.9	$3,333.6	$(703.2)	$5,687.6

	Year Ended, December 31, 2004
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined

Net sales outside of segments	$1,189.3	$191.5	$1,715.9	$—	$3,096.7
Intersegment sales	0.4	125.6	—	(126.0)	—
Cost of sales (exclusive of depreciation, Amortization and depletion)	548.2	231.1	672.2	(117.2)	1,334.3
Exploration	2.5	4.1	9.0	—	15.6
Depreciation, amortization and depletion	91.0	22.3	77.7	1.6	192.6
Selling, general and administrative expenses	24.2	15.4	29.9	2.3	71.8
Operating Income	$523.8	$44.2	$927.1	$(12.7)	$1,482.4

Less:
Interest, net					(87.5)
Gain on disposal of properties					53.5
Loss on derivative instruments					(1.4)
Loss on debt prepayment					(16.5)
Other income (expense)					(9.7)
Taxes on income					(433.7)
Minority interest					(4.7)
Net Earnings					$982.4

Capital expenditures	$41.4	$15.2	$171.7	$—	$228.3
Property, net	$1,574.1	$257.1	$1,217.5	$19.8	$3,068.5
Total Assets	$3,297.8	$598.4	$2,597.1	$(1,174.1)	$5,319.2

	Year Ended, December 31, 2003
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Total Combined

Net sales outside of Segments	$638.2	$143.4	$795.0	$—	$1,576.6
Intersegment sales	11.1	87.5	3.4	(102.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	448.0	181.1	468.5	(105.2)	992.4
Exploration	1.3	4.3	12.3	—	17.9
Depreciation, amortization and depletion	80.2	22.8	73.6	0.5	177.1
Selling, general and administrative expenses	19.1	10.7	27.2	6.5	63.5
Operating Income	$100.7	$12.0	$216.8	$(3.8)	$325.7

Less:
Interest, net					(106.3)
Loss on debt prepayment					(5.8)
Other income (expense)					(4.2)
Taxes on income					(120.1)
Minority interest					(4.3)
Cumulative effect of change in accounting principle, net of income tax					(1.5)
Net Earnings					$83.5

Capital expenditures	$8.8	$6.3	$49.8	$—	$64.9
Property, net	$1,602.8	$282.9	$1,118.2	$36.8	$3,040.7
Total Assets	$2,693.5	$533.4	$1,930.8	$(666.7)	$4,491.0

Sales value per segment:

	Year Ended, December 31, 2005
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined

Copper	$1,321.6	$134.2	$1,479.7	$(196.5)	$2,739.0
Molybdenum	271.0	—	655.5	—	926.5
Other	177.0	314.5	44.7	(89.1)	447.1
Total	$1,769.6	$448.7	$2,179.9	$(285.6)	$4,112.6

	Year Ended, December 31, 2004
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined

Copper	$908.0	$67.9	$1,177.3	$(44.3)	$2,108.9
Molybdenum	151.8	—	495.6	—	647.4
Other	129.9	249.2	43.0	(81.7)	340.4
Total	$1,189.7	$317.1	$1,715.9	$(126.0)	$3,096.7

	Year Ended, December 31, 2003
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined

Copper	$514.8	$34.3	$664.4	$(33.0)	$1,180.5
Molybdenum	38.2	—	104.9	—	143.1
Other	96.3	196.6	29.1	(69.0)	253.0
Total	$649.3	$230.9	$798.4	$(102.0)	$1,576.6

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Year ended December 31,
	2005	2004	2003
United States	$1,394	$1,106	$557
Europe	824	673	344
Mexico	931	630	387
Peru	72	44	1
Latin America, excluding Mexico and Peru	672	468	151
Australia	3	—	—
Asia	217	176	137
Total	$4,113	$3,097	$1,577

At December 31, 2005, the Company has recorded provisionally priced sales of 163.7 million pounds of copper, at a forward average price of $2.04 per pound. Also, the Company has recorded provisionally priced sales of 6.1 million pounds of molybdenum at the year-end market price of $25.00 per pound. These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2005:

Pounds of copper	Priced at	Month of settlement
(millions)
78.5	2.09890	January 2006
24.5	2.05994	February 2006
8.1	2.00987	March 2006
8.7	1.97721	April 2006
18.6	1.95939	May 2006
23.1	1.91915	June 2006
2.2	1.89284	July 2006
163.7	2,03821	January 2006 to July 2006

Pounds of molybdenum	Market price	Month of settlement
(millions)
1.7	25.00000	January 2006
3.0	25.00000	February 2006
1.4	25.00000	March 2006
6.1	25.00000	January 2006 to March 2006

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December 31 (in millions):

	As of December 31,
	2005	2004
Copper	$7.9	$15.9
Molybdenum	(39.2)	69.2
Total	$(31.3)	$85.1

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

The following are the significant outstanding long-term contracts:

Under the terms of a forward sales contract with Union Minière, as amended, November 12, 2003, the Company is required to supply Union Minière, through its agent, S.A. SOGEM N.V., with 18,000 tons of blister copper annually for a five-year period from January 1, 2004 through December 31, 2008 and 13,800 tons of blister during 2009.  The price of the copper contained in blister supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

Under the terms of a sales contract with Mitsui & Co. Ltd. (“Mitsui”), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually for a fifteen-year period through December 31, 2013.  If the shipment destination is Asia, the pricing of the cathodes is based upon the LME monthly average settlement price.  However, if the destination of shipments is the United States, the pricing of the cathodes is based upon the COMEX monthly average settlement price plus a producer premium, which is agreed upon annually based on world market terms.  90,000 tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 in 2014 and 42,000 in 2015.

NOTE 20-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2005					2004
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Net sales	$946.1	$958.0	$1,030.2	$1,178.3	$4,112.6	$602.5	$722.2	$739.6	$1,032.4	$3,096.7
Operating Income	$471.6	$448.5	$545.8	$628.6	$2,094.5	$272.1	$342.1	$322.5	$545.7	$1,482.4
Net earnings	$298.4	$311.9	$369.4	$420.4	$1,400.1	$167.5	$231.0	$216.8	$367.1	$982.4
Net earnings per share:
Basic and diluted	$2.03	$2.12	$2.51	$2.85	$9.51	$1.14	$1.57	$1.47	$2.49	$6.67

Dividend per share	$0.68	$2.38	$1.04	$1.70	$5.80	$0.15	$0.29	$0.41	$0.45	$1.30

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 27, 2006 at 17:00hrs, Mexico City time, at Avenida Baja California No. 200, Fifth Floor, Colonia Roma Sur, Mexico City, Mexico.

TRANSFER AGENT, REGISTRAR AND STOCKHOLDERS SERVICES

The Bank of New York

101 Barclay Street

New York, NY, 10286

Phone: (800) 254-4458

DIVIDEND REINVESTMENT PROGRAM

SCC stockholders can have their dividends automatically reinvested in SCC common shares.  SCC pays all administrative and brokerage fees.  This plan is administered by The Bank of New York.  For more information, contact The Bank of New York at (800)524-4458.

STOCK EXCHANGE LISTING

The principal markets for SCC’s Common Stock are the NYSE and the Lima Stock Exchange.  SCC’s Common Stock symbol is PCU on both the NYSE and the Lima Stock Exchange.

OTHER SECURITIES

The Branch in Peru has issued, in accordance with Peruvian Law, “investment shares” (formerly named labor shares) that are quoted on the Lima Stock Exchange under symbols S-1 and S-2.  Transfer Agent, registrar and stockholders services are provided by Banco de Credito del Peru, Avenida Centenario 156, La Molina, Lima 12, Peru.

Telephone (511) 348-5999, Fax (511)349-0592.

OTHER CORPORATE INFORMATION

For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

2575 E. Camelback Rd. Suite 500, Phoenix, Az.85016, USA

Telephone: (602)977-6595

SOUTHERN COPPER CORPORATION

2575 E. Camelback Rd. Suite 500, Phoenix, Az.85016, USA

Telephone: (602)977-6595, Fax: (602)977-6700

NYSE Symbol: PCU

Avenida Caminos del Inca 171, Chacarilla del Estanque, Santiago de Surco, Lima 33- Peru

Lima Stock Exchange Symbol: PCU

Web Page:  www.southerncoppercorp.com

Email address: spcc@southerncopper.com.pe

CERTIFICATION REQUIRED BY THE NEW YORK STOCK EXCHANGE

The Company has filed with the New York Stock Exchange (“NYSE”) the 2005 certification that the Chief Executive Officer is unaware of any violation of the corporate governance standards of the NYSE.  The Company has also filed with the Securities and Exchange Commission (“SEC”) the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits to the 2004 Annual Report on Form 10-K.  The Company anticipates filing, on a timely basis, the 2006 NYSE certification and is filing the Section 302 certifications as exhibits to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Mexico D.F. March 13, 2006

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have completed integrated audits of Southern Copper Corporation’s and its subsidiaries 2005 and 2004 consolidated combined financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated combined financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated combined financial statements

In our opinion, the accompanying consolidated combined balance sheets and the related consolidated combined statements of earnings, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Southern Copper Corporation's and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.

Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9.A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2005 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9.B.  Other Information

None.

PART III

Items 10, 11, 12, 13, and 14

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages A-47 to A-48.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 27, 2006 or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2006.

The information contained in such definitive proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) The following documents are filed as part of this report:

1.                               Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Consolidated Combined Statement of Earnings for the years ended December 31, 2005, 2004 and 2003
Consolidated Combined Balance Sheet at December 31, 2005 and 2004
Consolidated Combined Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Combined Statement of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Notes to the Consolidated Combined Financial Statements
Reports of Independent Registered Public Accounting Firm

2.                               Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed on October 11, 2005

3.2	By-Laws, as last amended on February 3, 1998

4.1	Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC

4.2	Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.3	Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.4	Form of 6.375% Note (included in Exhibit 4.2)

4.5	Form of New 7.500% Note (included in Exhibit 4.3)

10.1	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

10.2	Incentive Compensation Plan of the Company

10.3	Stock Incentive Plan of the Company

10.4	Form of Directors Stock Award Plan of the Company

10.5	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V. in February 2004

10.6	Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company,

Inc., Americas Mining Corporation and Minera México S.A. de C.V.

14	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended by the Board of Directors on October 21, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers S.C.)

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

The exhibits listed as 10.2 through 10.6 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

Schedule II

Valuation and Qualifying Accounts and Reserves

(in millions)

	Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deduction	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
December 31, 2005	8.3	0.4	—	3.1	5.6
December 31, 2004	8.2	0.9	—	0.8	8.3
December 31, 2003	7.4	2.2	—	1.4	8.2

Supplies:
December 31, 2005	21.5	3.3		1.4	23.6
December 31, 2004	9.5	12.7	—	0.7	21.5
December 31, 2003	7.8	2.2	—	0.5	9.5

Deferred Tax Assets:
December 31, 2005	33.4	47.8	—	—	81.2
December 31, 2004	87.2	—	—	53.8	33.4
December 31, 2003	140.9	—	—	53.7	87.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused his Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  March 6, 2006

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ J. Eduardo Gonzalez	Vice President, Finance, Chief Financial Officer and Director
J. Eduardo Gonzalez	(principal financial officer)

/s/ Jose N. Chirinos Fano	Comptroller (principal accounting officer)
Jose N. Chirinos Fano

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Genaro Larrea Mota-Velasco
German Larrea Mota-Velasco	Genaro Larrea Mota-Velasco

/s/ Emilio Carrillo Gamboa	/s/ Armando Ortega Gomez
Emilio Carrillo Gamboa	Armando Ortega Gomez

/s/ Jaime Collazo Gonzalez	/s/ L. Miguel Palomino Bonilla
Jaime Collazo Gonzalez	L. Miguel Palomino Bonilla

/s/ Xavier Garcia de Quevedo	/s/ Gilberto Perezalonso Cifuentes
Xavier Garcia de Quevedo	Gilberto Perezalonso Cifuentes

/s/ J. Eduardo Gonzales	/s/ Juan Rebolledo Gout
J. Eduardo Gonzalez	Juan Rebolledo Gout

/s/ Oscar Gonzalez Rocha	/s/ Carlos Ruiz Sacristan
Oscar Gonzalez Rocha	Carlos Ruiz Sacristan

/s/ Harold S. Handelsman
Harold S. Handelsman

Date:  March 6, 2006

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number

3.1

Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (Filed as Exhibit 3.1 to the Company’s 2005 3rd quarter Quarterly Report on Form 10-Q and incorporated herein by reference)

3.2	By-Laws, as last amended on February 3, 1998 (Filed as Exhibit 3.6 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by reference)

4.1

Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC (Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 33-129287 filed on October 28, 2005 and incorporated herein by reference)

4.2

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed on August 1, 2005)

4.3

Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed on August 1, 2005)

4.4	Form of 6.375% Note (included in exhibit 4.2)

4.5	Form of New 7.500% Note (included in Exhibit 4.3)

10.1

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No. 33-97790)

10.2	Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company’s Form S-4 and incorporated herein by reference)

10.3	Stock Incentive Plan of the Company (Filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated March 25, 1996 (Registration No. 333-2736) and incorporated herein by reference)

10.4	Form of Directors Stock Award Plan of the Company (filed herewith)

10.5	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V. in February 2004 (Filed

as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

10.6

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera México S.A. de C.V. (Filed as an exhibit to Form 8-K filed on October 22, 2004 and incorporated herein by reference)

14.

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 21, 2004 (Filed as Exhibit 14 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers) (filed herewith)

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238 (filed herewith)

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238 (filed herewith)