Form 10-K/A
period 2005-12-31
SOUTHERN COPPER CORP/
filed 2006-03-28
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2005 FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Southern Copper Corporation (“SCC”) is filing this Amendment No. 1 on Form 10-K/A to correct several typographical or computational errors in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) filed on March 13, 2006 (“Original Filing”) with the Securities and Exchange Commission. For the convenience of the reader, SCC has determined to re-file the entire Annual Report as corrected.

The most important corrections are as follows:

On page A24, the National Water Commission was incorrectly abbreviated as “CAN” and has been corrected to “CNA”.

On page A43, the average drill-hole spacing for proven sulfide reserves in Cuajone and Toquepala as of December 31, 2005 were incorrectly stated as 71.45 meters and 78.72 meters, respectively and have been corrected to 80.32 meters and 88.68 meters, respectively. The average drill-hole spacing for probable sulfide reserves in Cuajone and Toquepala as of December 31, 2005 were incorrectly stated as 111.09 meters and 110.63 meters, respectively and have been corrected to 120.48 meters and 120.92 meters, respectively.

On page A73, under Cash Flows from Investing Activities, the amount of capital expenditures used for equipment replacements and upgrades for the Mexican operations for 2005 was incorrectly stated as $140.5 million and has been corrected to $148.7 million. Under Cash Flows from Financing Activities, the amount of distribution to our shareholders in 2005 was incorrectly stated as $853.6 million and has been corrected to $853.9 million.

On page A74, under Financing the aggregate amount of the 7.5% old notes due 2035 was incorrectly stated as $595.5 million and has been corrected to $590.5 million.

On page A82, on the Consolidated Combined Statement of Changes in Stockholder’s Equity, under Additional Paid-in Capital, the balance at the beginning of the year of 2003 was incorrectly stated as 365,865 and has been corrected to 635,865.

On page A87, under Foreign exchange, the amount of gains and (losses) resulting from foreign currency transactions, excluding depreciation, amortization and depletion was incorrectly stated as $9.9 million for 2005, and has been corrected to $(12.1) million.

On page A114, under Note 17 - Concentration of Risk, the percentage that one customer represented of our trade receivable balances at December 31, 2005 was incorrectly stated as 6.9% and has been corrected to 14.6%.

On page A129, under Schedule II, the balance of supplies at the end of period of December 31, 2005 was incorrectly stated as $23.6 million and has been corrected to $23.4 million.

On page B3, Exhibit 10.4 (Directors’ Stock Award Plan), the number of shares that have been awarded under the Directors’ Stock Award Plan at December 31, 2005 were incorrectly stated as 32,200 shares and have been corrected to 31,200 shares.

Additionally, SCC has corrected several minor typographical errors in the Original Filing.

Except for the matters described above, this amendment does not modify or update disclosures in the Original Filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. This amendment does not affect the timeliness of the original filing to which this amendment relates.

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

In the late 1990’s we hosted round table meetings in Vancouver, B.C. with a group of recognized slope stability and open pit mining specialists. The agenda for these meetings was principally a review of pit design for mines with greater than 700 meter depth. The discussions included practices for monitoring, data collection and blasting processes.

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

In December we announced our plans for a 450 Megawatt power generation plant in Mexico to supply our own facilities. We anticipate that the project, which is currently out for bids, will be built and managed by an independent power company and our obligation will be the supply of coal from our reserves and an agreement to use the power output. We expect this plant will give us the ability to better control the cost of our energy requirements, which are a major element of our operating costs. The project is expected to be finished in 2008, is expected to create nearly 900 permanent jobs, 3,000 jobs during the construction stage and will exceed Mexican and international environmental standards

In Mexico, water is a national property and industries not connected to a public services water supply must obtain a water concession from Comisión Nacional del Agua (the “National Water Commission”, or “CNA”). Water usage fees are established in the Ley Federal Derechos, which distinguishes several availability zones with different fees per unit of volume according to each zone. All of our operations have one or several water concessions and, with the exception of Mexicana de Cobre, pump out the required water from one or several wells. Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants. At our Cananea facility, we maintain our own wells and pay the CNA for water measured by usage. Water conservation committees have been established in each plant in order to conserve and recycle water. Water usage fees are updated on a yearly basis and have been increasing in recent years.

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

The following table sets forth as of December 31, 2005, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2005 Production	2005 Capacity Utilization
PERUVIAN OPEN PIT UNIT
Mining Operations
Cuajone Open-pit Mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd - Milling	81.9 ktpd	94.1%
Toquepala Open-pit Mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd - Milling	59.5 ktpd	99.1%
Toquepala SX-EW Plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electro winning	56.0 ktpy - Refined	36.5 ktpy	65.2%

Processing Operations
Ilo Copper Smelter	Ilo (Peru)	Copper smelting, blister production	1,131.5 ktpy - Concentrate feed	1,206.3 ktpy	106.6%
Ilo Copper Refinery	Ilo (Peru)	Copper refining	280 ktpy - Refined cathodes	285.2 ktpy	101.9%
Ilo Acid Plant	Ilo (Peru)	Sulfuric Acid	300 ktpy - Sulfuric acid	369.7 ktpy	123.2%
Ilo Precious Metals Refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	365 tpy	311.4 tpy	85.3%

MEXICAN OPEN PIT UNIT
Cananea Open-Pit Mine	Sonora (Mexico)	Copper Ore milling & recovery, copper concentrate production	76.7 ktpd - Milling	70.2 ktpd	91.5%
Cananea SX-EW I, II Plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	56.4ktpy	103.0%
La Caridad Open-Pit Mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd - Milling	87.0 ktpd	96.7%
La Caridad SX-EW Plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electro winning	21.9 ktpy - Refined	22.0 ktpy	100.5%

Processing Operations
La Caridad Copper Smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy - Concentrate feed	894.7 ktpy	89.5%
La Caridad Copper Refinery	Sonora (Mexico)	Copper refining	300 ktpy Copper cathode	233.7 ktpy	77.9%
La Caridad Copper Rod Plant	Sonora (Mexico)	Copper rod production	150 ktpy Copper rod	113.2 ktpy	75.4%

La Caridad Precious Metals Refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	2.8 ktpy - Slime	0.7 ktpy	26.6%
La Caridad Sulfuric Acid Plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy - Sulfuric acid	833.4 ktpy	53.2%

IMMSA UNIT
Underground Mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	4.0 ktpd - Milled ore	3.6 ktpd	91.0%
San Martin	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	4.4 ktpd Milled ore	3.4 ktpd	76.7%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	6.0 ktpd Milled ore	4.1 ktpd	67.9%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	1.5 ktpd Milled ore	0.6 ktpd	38.3%
Taxco	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	2.0 ktpd Milled ore	1.0 ktpd	49.7%

Nueva Rosita Coal & Coke Complex(2)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	181 ktpy	20.1%

Processing Operations
San Luis Potosi Copper Smelter	San Luis Potosi (Mexico)	Concentrate smelting, blister production	230 ktpy Concentrate feed	103.1 ktpy	44.8%
San Luis Potosi Zinc Refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105 ktpy Zinc cathode	101.5% ktpy	96.7%
San Luis Potosi Sulfuric Acid Plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy Sulfuric acid	176.3 ktpy	97.9%

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

COPPER AND MOLYBDENUM RESERVES BY SITE:

The table below details our copper and molybdenum reserves as estimated at December 31, 2005.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT			MEXICAN IMMSA UNIT	Sensitivity to Change in metals prices (3)
	Cuajone Mine (1)	Toquepala Mine (2)	Cananea Mine (1)	La Caridad Mine (1)	TOTAL OPEN-PIT MINES	IMMSA (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	1.261	1.261	1.261	1.261	1.261	1.261	1.513	1.009
Molybdenum ($/lb.)	17.817	17.817	17.817	17.817	17,817	17.817	21.381	14.254
Cut-off grade	0.30%	0.30%	0.25%	0.20%	0.26%	—	0.21%	0.36%
Sulfide ore reserves (thousands of tons)	1,935,407	2,174,479	3,759,426	1,562,184	9,431,496	41,644	12,481,624	6,111,769
Average grade:
Copper	0.561%	0.580%	0.494%	0.315%	0.498%	0.51%	0.450%	0.577%
Molybdenum	0.019%	0.032%	—	0.028%	0.026%	—	0.025%	0.029%
Leachable material (thousands of tons)	11,604	2,777,807	1,499,915	1,489,303	5,778,629	—	5,383,676	5,466,250
Leachable material grade	0.568%	0.172%	0.226%	0.157%	0.183%	—	0.159%	0.216%

Waste (thousands of tons)	5,022,010	7,364,671	3,979,732	540,455	16,906,868	—	20,813,111	13,510,787
Total material (thousands of tons)	6,969,021	12,316,957	9,239,073	3,591,942	32,116,993	—	38,678,411	25,088,806
Stripping ratio	2.60	4.66	1.46	1.30	2.41		2.10	3.10

Leachable material
Reserves in stock (thousands of tons)	23,982	807,154	605,711	467,789	1,904,636	—	1,904,636	1,904,636
Average copper grade	0.463%	0.136%	0.139%	0.252%	0.170%	—	0.170%	0.170%

In pit reserves (thousands of tons)	11,604	2,777,807	1,499,915	1,489,303	5,778,629	—	5,383,676	5,466,250
Average copper grade	0.568%	0.172%	0.226%	0.157%	0.183%	—	0.159%	0.216%

Total leachable reserves (thousands of tons)	35,586	3,584,961	2,105,626	1,957,092	7,683,265	—	7,288,312	7,370,886
Average copper grade	0.497%	0.164%	0.201%	0.180%	0.180%	—	0.162%	0.204%
Copper contained in ore reserves (thousand of tons) (4)	10,924	17,390	21,961	7,259	57,534	212	64,707	47,040

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

The following is the average drill-hole spacing for proven and probable sulfide reserves:

As of December 31, 2005

	Proven	Probable
	(average spacing in meters)
Cuajone	80.32	120.48
Toquepala	88.68	120.92
Cananea	51.96	100.94
La Caridad	38.52	105.90

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

Armando Ortega Gomez has served as a member of our Board of Directors since August 2002. Mr. Ortega has been our General Counsel since October 23, 2003, and has served as our Vice President, Legal and Secretary since April 25, 2002. Previously, he was our Assistant

Secretary from July 25, 2001 to April 25, 2002. He has been General Counsel of Grupo México since May 2001. He is also Assistant Secretary of Grupo México. Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from January 1998 to mid-May 2001, and was a negotiator for international matters for said Ministry from 1988 to May 2001.

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

Mine zinc production amounted to 316.6 million pounds in 2005, an increase of 21.6 million pounds or 7.3% over the 2004 period. The increase was due to the resumption of production at IMMSA’s Santa Eulalia unit. Santa Eulalia’s operations were suspended from 2000 through 2004 as the facilities were being modernized. The work at the Santa Eulalia mine was delayed due to liquidity issues of Minera Mexico in some years prior to 2004. Increased 2005 production from Santa Eulalia amounted to 27.6 million pounds. Grade decreases at our other zinc mines reduced somewhat the increase from Santa Eulalia. In January 2006 an electrical fire at a power sub-station at the San Luis Potosi zinc refinery shut down operations. After evaluating the damage, we expect to restore 50% of the production in the second quarter of 2006 and the remaining 50% at the end of the third quarter. In the interim we are selling zinc concentrates. Due to a shortage of zinc concentrate, the Company is able to receive favorable terms on these sales and expect that the overall return will be favorable. In addition, insurance coverage is expected to cover the cost of repairs, equipment replacement and any loss on production.

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

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2005 was $1,635.4 million, compared with $1,334.3 in 2004, an increase of $301.1 million, or 22.6%. The principal elements of the cost of sales increase are a $72.5 million increase in the cost of purchased electric power and fuel, an increase of $27.2 million for mining royalties, and a $125.6 million increase in worker’s participation, including an adjustment of $36.3 million, related to a change in the method of calculating the amount of the statutory worker’s participation for the Mexican workers, see “Liquidity and Capital Resources” for a discussion of this matter. In addition, the higher value of copper in 2005 increased our cost of sales by $16.2 million over 2004, as we supplemented our copper production with copper acquired from third parties.

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

Cash Flows from Investing Activities

Net cash used for investing activities was $425.4 million in 2005 compared to $219.5 million in 2004. We made capital expenditures in an aggregate amount of $470.6 million in 2005, including $234.5 million for the Ilo, Peru smelter modernization project, $32.8 million for the Toquepala crushing, conveyor system for leachable material, $9.1 million for the Toquepala leach dump project and $194.2 million principally for equipment replacements and upgrades, of which $148.7 million was for our Mexican operations. Cash flow provided by investing activities in 2005 was from the sale of marketable securities of $45.3 million.

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

Cash Flows from Financing Activities

For the year ended December 31, 2005, cash used for financing activities amounted to $1,055.6 million. New financings undertaken in 2005 resulted not only in improved terms for our debt but also reduced our debt burden by $158.2 million. In addition, we distributed $853.9 million to our shareholders in 2005 and $5.3 million to our remaining minority interest investors. In October, 2005, we purchased an additional 6.4 million shares of Minera Mexico, representing 0.8133% of the outstanding shares, for $30.3 million.

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

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED BALANCE SHEET

At December 31, (in thousands)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$876,003	$710,707
Marketable securities	—	45,267
Accounts receivable trade:
Non affiliates	342,412	425,790
Affiliates	9,099	15,353
Accounts receivable - other	34,949	33,081
Inventories	395,845	352,377
Deferred Income tax - current portion	5,248	—
Other current assets, net	50,798	52,966
Total current assets	1,714,354	1,635,541

Property, net	3,326,126	3,068,486
Capitalized mine stripping costs, net	289,369	318,116
Leachable material, net	210,118	134,621
Intangible assets, net	120,861	123,496
Other assets, net	26,746	38,933
Total assets	$5,687,574	$5,319,193

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$152,314
Accounts payable	284,977	142,362
Accrued income taxes	275,763	293,295
Due to affiliated companies	6,355	66,524
Deferred income taxes	—	42,500
Accrued workers’ participation	195,552	84,245
Accrued liabilities	22,985	180,678
Total current liabilities	795,632	961,918

Long-term debt	1,162,065	1,177,974
Deferred income taxes	259,089	243,600
Other liabilities and reserves	120,795	105,179
Asset retirement obligation	11,221	5,643
Total non-current liabilities	1,553,170	1,532,396

Commitments and contingencies (Note 13)

MINORITY INTEREST	12,695	11,284

STOCKHOLDERS’ EQUITY
Common stock par value $0.01; shares authorized: 2005-167,207,640; 2004-101,306,807 shares issued 2005-147,432,681; 2004-81,531,848	1,474	815
Class A Common Stock, par value $0.01; shares issued and authorized 65,900,833	—	659
Additional paid-in capital	693,800	728,265
Retained earnings	2,648,359	2,102,098
Other accumulated comprehensive loss	(13,090)	(13,653)
Treasury stock, at cost, common shares, 2005-204,656; 2004-207,256	(4,466)	(4,589)
Total stockholders’ equity	3,326,077	2,813,595
Total liabilities, Minority Interest and Stockholders’ Equity	$5,687,574	$5,319,193

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

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For years ended December 31,
(in thousands)	2005	2004	2003

CAPITAL STOCK:
Balance at beginning of year:	$815	$815	$815
Issued in exchange for class A common stock	659	—	—
Balance at end of year	1,474	815	815

Class A Common Stock
Balance at beginning of year	659	659	659
Exchanged for common stock	(659)	—	—
Balance at end of year	—	659	659

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	728,265	729,584	635,865
Net movement of the period	(34,465)	(1,319)	93,719
Balance at end of year	693,800	728,265	729,584

TREASURY STOCK:
Balance at beginning of year	(4,589)	(4,672)	(4,821)
Used for corporate purposes	123	83	149
Balance at end of year	(4,466)	(4,589)	(4,672)

RETAINED EARNINGS:
Balance at beginning of year	2,102,098	1,311,072	1,272,888
Net earnings	1,400,148	982,386	83,536
Dividends paid, Common stock and Class A Common stock, per share, 2005 - $5.80, 2004 - $1.30, 2003 - $0.31	(853,887)	(191,360)	(45,352)
Balance at end of year	2,648,359	2,102,098	1,311,072

OTHER ACCUMULATED COMPREHENSIVE LOSS:
Balance at beginning of year	(13,653)	(14,713)	(23,954)
Additional decrease in liability for employee benefit obligations	(849)	1,060	9,241
Unrealized gain on equity securities	1,412	—	—
Balance at end of year	(13,090)	(13,653)	(14,713)

TOTAL STOCKHOLDERS’ EQUITY	$3,326,077	$2,813,595	$2,022,745

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

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” and amounted to $(12.1) million, $(14.4) million and $21.9 million in 2005, 2004 and 2003, respectively.

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

Minera Mexico Defined Benefit Pension Plans–

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2005	2004	2003
Interest cost	$2.9	$2.6	$2.6
Service cost	2.6	2.1	2.3
Expected return on plan assets	3.1	(1.1)	(0.7)
Amortization of transition assets, net	(0.2)	(0.2)	(0.2)
Recognized net actuarial loss	0.2	0.5	0.9
Net period benefit cost	$8.6	$3.9	$4.9

The change in benefit obligation and plan assets are as follows:

	December 31,
(in millions)	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36.1	$35.0
Service cost	2.6	2.1
Interest cost	2.9	2.6
Actuarial (loss) gain, net	0.9	(0.2)
Benefits paid	(2.3)	(2.2)
Inflation adjustment	1.9	(1.2)
Projected benefit obligation at end of year	$42.1	$36.1

Change in plan assets:
Fair value of plan assets at beginning of year	$27.2	$12.0
Actuarial return on plan assets	9.4	15.2
Fair value of plan assets at end of year	$36.6	$27.2

The pension plan liability is as follows:

	December 31,
(in millions)	2005	2004
Reconciliation of Funded Status:
Funded status	$(5.5)	$(8.9)
Unrecognized prior service cost	2.5	2.5
Unrecognized net actuarial gain	(9.6)	(5.2)
Unrecognized transition assets	(1.3)	(1.3)
Additional minimum liability	(8.1)	(7.3)
Net pension liability	$(22.0)	$(20.2)

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2005	2004	2003
Weighted average discount rate	10%	10%	10%
Expected long-term rate of return on plan asset	12%	12%	12%
Rate of increase in future compensation level	6%	6%	6%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2006	$17.7
2007	2.0
2008	2.2
2009	2.4
2010	2.4
2011 to 2015	16.6
Total	$43.3

Minera Mexico Post-retirement health care plan–

The components of net period benefit costs are as follows:

	For the year ended December 31,
(in millions)	2005	2004	2003
Interest cost	$2.2	$2.2	$2.1
Service cost	0.4	0.5	0.4
Amortization of transition assets, net	1.6	1.6	1.6
Net periodic post-retirement benefit costs	$4.2	$4.3	$4.1

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31
(in millions)	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$46.8	$46.2
Service cost	0.4	0.5
Interest costs	2.2	2.2
Actuarial (loss) gain, net	0.5	(4.0)
Benefits paid	(2.8)	(2.7)
Settlements	—	—
Inflation adjustment	1.7	2.3
Projected benefit obligation at end of year	$48.8	$44.5

Reconciliation of funded status:
Funded status	$48.8	$44.5
Unrecognized actuarial loss	(6.8)	(5.8)
Unrecognized transition obligation	(26.5)	(25.8)
Post-retirement benefit obligation	$15.5	$12.9

Discount rates used in the calculation of other post-retirement benefits and costs as of December 31, 2005 and 2004 were 6.0%.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions) Year	Expected Benefit Payments
2006	$3.4
2007	3.5
2008	3.4
2009	3.4
2010	3.4
2011 to 2015	3.5
Total	$20.6

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

In February 2003, the Peruvian tax court confirmed SUNAT’s assessments and penalties with regard to depreciation and deductions of other expenses incurred outside of Peru for fiscal years 1996 and 1997.  Consequently, the Company recognized an additional tax and workers participation liability for fiscal years 1998 and 1999 on the amounts assessed by SUNAT.  Therefore, in 2003 the Company recorded a charge to workers’ participation, included in cost of sales (exclusive of depreciation, amortization and depletion) on the statement of earnings and income tax expense of $0.5 million and $4.4 million, respectively.  The Company, however, has not recognized a liability for penalties and interest assessed by SUNAT in connection with the depreciation and other expenses deduction as it considers they are not applicable.  The status of the penalty appeals and other tax contingencies is as follows:

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

The Company’s five largest trade receivable balances accounted for 40.9% and 33.7% and 26.5% of the trade accounts receivable at December 31, 2005, 2004 and 2003, respectively, of which one customer represented approximately 14.6%, 10.7% and 6.7%, respectively, of our trade accounts receivable.

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

Financial information relating to Company’s segments is as follows:

	Year Ended, December 31, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined

Net sales outside of segments	$1,678.7	$261.8	$2,172.1	$—	$4,112.6
Intersegment sales	90.9	186.9	7.8	(285.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	836.6	330.8	756.0	(288.0)	1,635.4
Exploration	3.8	6.1	12.9	1.6	24.4
Depreciation, amortization and depletion	176.7	24.0	76.5		277.2
Selling, general and administrative expenses	37.1	19.4	34.0	(9.4)	81.1
Operating Income	$715.4	$68.4	$1,300.5	$10.2	$2,094.5

Less:
Interest, net					(55.6)
Loss (gain) on derivative instruments					(22.3)
Loss on debt prepayment					(10.6)
Other income (expense)					(3.7)
Taxes on income					(589.7)
Minority interest					(12.5)
Net Earnings					$1,400.1

Capital expenditures	$104.5	$44.2	$321.9	$—	$470.6
Property, net	$1,559.3	$270.1	$1,468.7	$28.0	$3,326.1
Total Assets	$2,538.3	$518.9	$3,333.6	$(703.2)	$5,687.6

	Year Ended, December 31, 2004
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined

Net sales outside of segments	$1,189.3	$191.5	$1,715.9	$—	$3,096.7
Intersegment sales	0.4	125.6	—	(126.0)	—
Cost of sales (exclusive of depreciation, Amortization and depletion)	548.2	231.1	672.2	(117.2)	1,334.3
Exploration	2.5	4.1	9.0	—	15.6
Depreciation, amortization and depletion	91.0	22.3	77.7	1.6	192.6
Selling, general and administrative expenses	24.2	15.4	29.9	2.3	71.8
Operating Income	$523.8	$44.2	$927.1	$(12.7)	$1,482.4

Less:
Interest, net					(87.5)
Gain on disposal of properties					53.5
Loss on derivative instruments					(1.4)
Loss on debt prepayment					(16.5)
Other income (expense)					(9.7)
Taxes on income					(433.7)
Minority interest					(4.7)
Net Earnings					$982.4

Capital expenditures	$41.4	$15.2	$171.7	$—	$228.3
Property, net	$1,574.1	$257.1	$1,217.5	$19.8	$3,068.5
Total Assets	$3,297.8	$598.4	$2,597.1	$(1,174.1)	$5,319.2

	Year Ended, December 31, 2003
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Total Combined

Net sales outside of Segments	$638.2	$143.4	$795.0	$—	$1,576.6
Intersegment sales	11.1	87.5	3.4	(102.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	448.0	181.1	468.5	(105.2)	992.4
Exploration	1.3	4.3	12.3	—	17.9
Depreciation, amortization and depletion	80.2	22.8	73.6	0.5	177.1
Selling, general and administrative expenses	19.1	10.7	27.2	6.5	63.5
Operating Income	$100.7	$12.0	$216.8	$(3.8)	$325.7

Less:
Interest, net					(106.3)
Loss on debt prepayment					(5.8)
Other income (expense)					(4.2)
Taxes on income					(120.1)
Minority interest					(4.3)
Cumulative effect of change in accounting principle, net of income tax					(1.5)
Net Earnings					$83.5

Capital expenditures	$8.8	$6.3	$49.8	$—	$64.9
Property, net	$1,602.8	$282.9	$1,118.2	$36.8	$3,040.7
Total Assets	$2,693.5	$533.4	$1,930.8	$(666.7)	$4,491.0

Sales value per segment:

	Year Ended, December 31, 2005
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined

Copper	$1,321.6	$134.2	$1,479.7	$(196.5)	$2,739.0
Molybdenum	271.0	—	655.5	—	926.5
Other	177.0	314.5	44.7	(89.1)	447.1
Total	$1,769.6	$448.7	$2,179.9	$(285.6)	$4,112.6

	Year Ended, December 31, 2004
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined

Copper	$908.0	$67.9	$1,177.3	$(44.3)	$2,108.9
Molybdenum	151.8	—	495.6	—	647.4
Other	129.9	249.2	43.0	(81.7)	340.4
Total	$1,189.7	$317.1	$1,715.9	$(126.0)	$3,096.7

	Year Ended, December 31, 2003
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined

Copper	$514.8	$34.3	$664.4	$(33.0)	$1,180.5
Molybdenum	38.2	—	104.9	—	143.1
Other	96.3	196.6	29.1	(69.0)	253.0
Total	$649.3	$230.9	$798.4	$(102.0)	$1,576.6

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Year ended December 31,
(in millions)	2005	2004	2003
United States	$1,394	$1,106	$557
Europe	824	673	344
Mexico	931	630	387
Peru	72	44	1
Latin America, excluding Mexico and Peru	672	468	151
Australia	3	—	—
Asia	217	176	137
Total	$4,113	$3,097	$1,577

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

Phone: (800) 524-4458

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

Schedule II

Valuation and Qualifying Accounts and Reserves

(in millions)

	Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deduction	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
December 31, 2005	8.3	0.4	—	3.1	5.6
December 31, 2004	8.2	0.9	—	0.8	8.3
December 31, 2003	7.4	2.2	—	1.4	8.2

Supplies:
December 31, 2005	21.5	3.3		1.4	23.4
December 31, 2004	9.5	12.7	—	0.7	21.5
December 31, 2003	7.8	2.2	—	0.5	9.5

Deferred Tax Assets:
December 31, 2005	33.4	47.8	—	—	81.2
December 31, 2004	87.2	—	—	53.8	33.4
December 31, 2003	140.9	—	—	53.7	87.2

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