Form 10-Q
period 2006-03-31
SOUTHERN COPPER CORP/
filed 2006-05-03
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2006

First Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006	Commission file number 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2575 East Camelback Rd. Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 977-6595

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

As of April 30, 2006 there were outstanding 147,228,025 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

INDEX TO FORM 10-Q

Part I. Financial Information:

Item 1.	Condensed Consolidated Combined Financial Statements (unaudited)

Condensed Consolidated Combined Statement of Earnings three months ended March 31, 2006 and 2005

Condensed Consolidated Balance Sheet March 31, 2006 and December 31, 2005

Condensed Consolidated Combined Statement of Cash Flows three months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Combined Financial Statements

Item 1a.	Risk factors

Items 2 and 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Report of Independent Registered Public Accounting Firm

Part II. Other Information:

Item 1.	Legal Procedures

Item 6.	Exhibits

Signatures

Exhibit 15	- Independent Registered Public Accounting Firm Awareness Letter

Exhibit 31.1	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Combined Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended March 31,
	2006	2005
	(in thousands)

Net sales:
Non affiliates	$1,121,291	$924,085
Affiliates	—	21,990
Total net sales	1,121,291	946,075

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	406,944	389,570
Selling, general and administrative	24,016	18,598
Depreciation, amortization and depletion	53,103	60,967
Exploration	4,573	5,347
Total operating costs and expenses	488,636	474,482

Operating income	632,655	471,593

Interest expense	(22,907)	(26,998)
Capitalized interest	5,095	3,991
Loss on derivative instruments	—	(7,276)
Loss on debt prepayments	—	(1,690)
Other income (expense)	(978)	835
Interest income	9,305	5,452
Earnings before taxes on income and minority interest	623,170	445,907

Taxes on income	199,872	146,121
Minority interest	1,723	1,425

Net earnings	$421,575	$298,361

Per common share amounts:
Net earnings basic and diluted	$2.86	$2.03
Dividends paid	$2.75	$0.68
Weighted average common shares outstanding (Basic)	147,228	147,226
Weighted average common shares outstanding (Diluted)	147,228	147,226

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$775,627	$876,003
Accounts receivable trade:
Non affiliates	325,224	342,412
Affiliates	5,234	9,099
Accounts receivable – other	29,332	34,949
Inventories	436,148	395,845
Deferred income tax – current portion	4,292	5,248
Prepaid and other current assets	63,252	50,798
Total current assets	1,639,109	1,714,354

Property, net	3,414,357	3,326,126
Capitalized mine stripping, net	—	289,369
Leachable material, net	199,612	210,118
Intangible assets, net	120,157	120,861
Other assets, net	42,369	26,746
Total Assets	$5,415,604	$5,687,574

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	210,180	284,977
Accrued income taxes	322,875	275,763
Due to affiliated companies	7,378	6,355
Deferred income taxes	8,369	—
Accrued workers’ participation	138,541	195,552
Other accrued liabilities	98,378	22,985
Total current liabilities	795,721	795,632

Long-term debt	1,162,135	1,162,065
Deferred income taxes	181,267	259,089
Other liabilities	90,317	120,795
Asset retirement obligation	11,461	11,221
Total non-current liabilities	1,445,180	1,553,170

Commitments and Contingencies (Note I)

MINORITY INTEREST	11,516	12,695

STOCKHOLDERS’ EQUITY
Common stock	1,474	1,474
Additional paid-in capital	773,580	774,168
Retaining earnings	2,484,368	2,648,359
Other accumulative comprehensive loss	(11,989)	(13,090)
Treasury stock	(84,246)	(84,834)
Total Stockholders’ Equity	3,163,187	3,326,077

Total Liabilities, Minority Interest and Stockholders’ Equity	$5,415,604	$5,687,574

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2006	2005
	(in thousands)

OPERATING ACTIVITIES

Net earnings	$421,575	$298,361
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	53,103	60,967
Capitalized mine stripping and leachable material	—	(24,623)
Remeasurement loss	572	326
Provision for deferred income taxes	19,712	5,087
Loss on derivative instruments	—	7,276
Loss on debt prepayments	—	2,153
Minority interest	1,723	1,425

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	24,364	59,742
Inventories	(40,303)	(1,166)
Accounts payable and accrued liabilities	(78,820)	(67,600)
Other operating assets and liabilities	35,801	10,542
Net cash provided from operating activities	437,727	352,490

INVESTING ACTIVITIES
Capital expenditures	(143,117)	(75,261)
Purchase of marketable securities	—	(74,339)
Sales of marketable securities	—	45,267
Other	(1,811)	(723)
Net cash used for investing activities	(144,928)	(105,056)

FINANCING ACTIVITIES
Debt repaid	—	(289,043)
Debt incurred	—	170,000
Dividends paid to common stockholders	(404,877)	(100,000)
Distributions to minority interest	(2,985)	(780)
Other	588	—
Net cash used for financing activities	(407,274)	(219,823)

Effect of exchange rate changes on cash and cash equivalents	14,099	(3,323)

(Decrease) increase in cash and cash equivalents	(100,376)	24,288
Cash and cash equivalents, at beginning of period	876,003	710,707

Cash and cash equivalents, at end of period	$775,627	$734,995

Supplemental disclosure of cash flow information, cash paid during the period for:
Interest	$19,304	$31,530
Income taxes	$245,313	$262,406

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited  condensed consolidated combined financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31 2006 and 2005. The condensed consolidated combined financial statements for the three month periods ended March 31, 2006 and 2005 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated May 2, 2006, is presented on page 35. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated combined financial statements should be read in conjunction with the consolidated financial statements at December 31, 2005 and notes included in the Company’s 2005 annual report on Form 10-K/A Amendment No. 1.

The Company has reclassified from additional paid-in capital to treasury stock the carrying value of its investment in shares held by one of its Mexican subsidiaries in its controlling shareholder, Grupo Mexico. At March 31, 2006 and December 31, 2005, the carrying amount was $80 million.

B.             Change in Accounting Principle – Capitalized Mine Stripping

At the March 17, 2005 meeting of the Emerging Issues Task Force (EITF), the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred. The EITF noted that the consensus does not address the accounting for stripping costs incurred during the pre-production phase of a mine. The consensus with respect to this issue was ratified by the FASB on March 30, 2005, and is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.

On January 1, 2006 the Company adopted this consensus by reversing $289.4 million of net cumulative capitalized stripping cost as of December 31, 2005 and recording a net charge of $181.3 million to retained earnings after recognition of workers’ participation and tax benefit of $108.1 million.

C.             Inventories were as follows:

(in millions)	March 31, 2006	December 31, 2005
Metals at lower of average cost or market:
Finished goods	$82.2	$106.9
Work-in-process	194.3	135.4
Supplies at average cost	159.6	153.5
Total inventories	$436.1	$395.8

D.            Income Taxes:

The Company’s income tax provision for the three months ended March 31, 2006 and 2005 was $199.9 million and $146.1 million, respectively. These provisions include income taxes for Peru, Mexico and the United States. The effective tax rates for the 2006 and 2005 periods are 32.1% and 32.8%, respectively.

E.              Provisionally Priced Sales:

At March 31, 2006, the Company has recorded provisionally priced sales of 134.4 million pounds of copper, at an average forward price of $2.47 per pound. Also the Company has recorded provisionally priced sales of 5.7 million pounds of molybdenum at the quarter-end market price of $22.60 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future months of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2006:

Copper (million lbs.)	Priced at	Month of Settlement
91.0	$2.48038	April 2006
24.7	2.46136	May 2006
7.7	2.44918	June 2006
11.0	2.43806	July 2006
134.4	$2.47165

Molybdenum (million lbs.)	Priced at	Month of Settlement
2.6	$22.60	April 2006
2.2	22.60	May 2006
0.9	22.60	June 2006
5.7	$22.60

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

Copper swaps:

In the first quarter of 2005, the Company entered into copper swap contracts to protect a portion of its 2005 copper production for future sales at a fixed copper price. The Company recorded a loss of $1.0 million related to these copper swap contracts in the first quarter of 2005. In addition, the Company recorded a loss of $6.3 million related to the loss in fair value of copper swaps held at March 31, 2005. These losses were recorded as non-operating items on the condensed consolidated combined statement of earnings. At March 31, 2006 and during the first quarter of 2006, the Company did not hold any copper swap positions.

During April 2006, the Company entered into copper swap contracts to protect 501.2 million pounds of copper production for the second and third quarter of 2006 at prices ranging from $2.55 per pound through $3.37 per pound. These contracts are as follows:

Pounds (in millions)	Period	Copper Swap Price (1)
110.2	April 2006	$2.75	(2)
163.2	May 2006	$2.76	(2)
125.1	June 2006	$2.88	(2)
59.2	July 2006	$3.04	(2)
31.4	August 2006	$3.21	(2)
12.1	September 2006	$3.24	(2)

(1)                                  SCC will receive (pay) if the actual average COMEX copper price for period is under (over) swap price on quantity hedged.

(2)                                  The copper swap price is the per pound weighted average for the month. Prices for April 2006 range from $2.58 to $3.07, prices for May 2006 range from $2.55 to $2.98, prices for June 2006 range from $2.63 to $3.37, prices for July 2006 range from $2.95 to $3.30, prices for August 2006 range from $3.03 to $3.28 and prices for September 2006 range from $3.22 to $3.25.

G.             Asset Retirement Obligation

In 2005 the Company added an asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and adopted in 2005. This law requires the Company to present a mine closure plan to the Peruvian Ministry of Energy and Mines (“MEM”) by August 2006. In April 2006, the Company has selected Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group Inc. (Reno, Nevada), both independent consultants, to work in the development of the mine closure plan and we expect to have the final plan at the end of July 2006. The final plan will be subject to review and approval by MEM and open to public discussion and comment in the area of the Company’s operations. In application of SFAS No. 143 and according to the criteria established by FIN-47, the Company has made an estimate of this potential liability and recorded such liability, based on its review of the law. However, the Company cannot assure that the amount of this liability recorded will be adequate until our mine plan is presented, reviewed and accepted by MEM.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience and includes costs at the Ilo smelter, tailing disposal, dismantling of the Toquepala and Cuajone concentrators, repair shops and auxiliary services. In this regard, the Company recorded an additional asset retirement liability in 2005 of $5.2 million for this new law and increased net property by $4.6 million.

The following table summarizes the asset retirement obligation activity for the first quarter 2006 and 2005 (in millions):

	2006	2005
Balance as of January 1,	$11.2	$5.6
Additions, changes in estimates	—	—
Accretion expense	0.3	0.1
Balance as of March 31,	$11.5	$5.7

H.            Related Party Transactions:

Receivable and payable balances with affiliated companies and related parties are shown below (in millions):

	As of
	March 31, 2006	December 31 2005
Affiliate receivable:
Grupo Mexico Servicios S.A. de C.V.	$—	$2.6
Grupo Mexico S.A. de C.V.	—	0.4
Mexico Constructora Industrial, S.A. de C.V.	4.4	5.0
Intermodal Mexico, S.A. de C.V.	0.5	0.4
Ferrocarril Mexicano, S.A. de C.V.	—	0.4
Other	0.3	0.3
	$5.2	$9.1
Affiliate payable:
Grupo Mexico S.A. de C.V.	$3.1	$2.5
Ferrocarril Mexicano, S.A. de C.V.	3.7	3.0
Higher Technology	0.4	—
Other	0.2	0.9
	$7.4	$6.4

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates. These transactions include the lease of office space, air transportation and construction services and products and services relating to mining and refining. The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes. These financial transactions bear interest.

The former holders of the Company’s Class A common stock until June 2005 and their affiliates purchased copper and other products from the Company from time to time at prices determined by reference to the LME and COMEX market price for copper and published prices for other products, if available.

The Company purchased metal products from Asarco for $1.1 million in the first quarter of 2005. There were no purchases of metal products from Asarco in the first quarter of 2006. In addition the Company paid $0.9 million to Asarco in the first quarter of 2005 for tolling services.

Sociedad Minera Cerro Verde, S.A., an affiliate of Phelps Dodge Overseas Corporation and Climax Molybdenum B.V., stockholders of the Company until June 2005, purchased $0.7 million of acid products from the Company in the first quarter of 2005.

Cerro Wire and Cable LLC (“Cerro”), an affiliated company of one of the Company’s stockholders until June 2005, purchased $10.2 million of copper products from the Company in the first quarter of 2005.

On January 15, 2004, the Company entered into a tolling agreement with Asarco. Under the terms of this agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to Asarco, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company sells to customers in the United States. The Company delivered 16,000 tons of copper during the first quarter of 2005 to the Asarco refinery. In July 2005 Asarco declared Force Majeure, notifying SPL that because of a strike at their facilities, they would be unable to accept shipments from the Company. Accordingly, deliveries to the refinery were suspended and the Company has redirected the copper otherwise intended for delivery to the refinery to other customers. This contract with Asarco terminated at the end of 2005 and has not been renewed.

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. In 2005, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. Grupo Mexico is reimbursed for these support services. The total amount paid by the Company to Grupo Mexico for such services in the first quarter of 2006 and 2005 was $3.4 million. The Company expects to continue to pay for these services going forward in an amount of $13.8 million per year.

The Company paid $0.5 million in the first quarter of 2005 in interest expense related to borrowings from Grupo Mexico.

The Company’s Mexican operations paid fees of $4.9 million and $ 3.3 million in the first quarter of 2006 and 2005, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., an indirect subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid fees of $7.8 million and $2.4 million in the first quarter of 2006 and 2005, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction and real estate. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services. In connection with this, the Company paid fees of $0.6 millions and $0.5 million in the first quarter of 2006 and 2005, respectively for maintenance services provided by Mexico Compañia de Productos Automotrices S.A. de C.V.

It is anticipated that in the future the Company will enter into similar transactions with such parties.

I.                 Commitments and Contingencies:

Peruvian Operations

Royalty charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located. Under the new law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines. The Company made provisions of $8.3 million and $6.9 million in the first quarter of 2006 and 2005 respectively, for this royalty. These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the condensed consolidated combined statement of earnings.

In April 2005, a Constitutional Tribunal ruled the law constitutional and additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge. In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guaranty and Promotional Measures for Investment Contract”) relating to our Solvent Extraction and Electrowinning (“SX/EW”) production, which agreement purports to, among other things, fix tax rates and any other charges relating to such production. The Company believes that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and intends to protest the imposition of the royalty charge on SX/EW production, when and if assessed. Provisions made by the Company for the royalty charge do not include approximately $7.4 million of additional potential liability relating to its SX/EW production from June 30, 2004 through March 31, 2006.

Power purchase agreement–

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”), for $33.6 million. In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.

The Company agreed to amend its power purchase agreement in June 2003, resolving certain issues that arose between the parties and reducing power costs for the remaining life of the agreement. The Company made a one-time contractual payment of $4.0 million to Enersur under the terms of the new agreement. The new agreement releases Enersur from the obligation to construct additional capacity upon notice to meet the Company’s increased electricity requirements from the planned expansion and modernization. SCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

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

In accordance with Peruvian regulations, in 1996 SCC submitted its Programa de Adecuación y Manejo Ambiental (the Environmental Compliance and Management Program, known by its Spanish acronym, PAMA) to the MEM. A third-party environmental audit was conducted in order to elaborate the PAMA. The PAMA applied to all current operations that did not have an approved environmental impact study at the time. SCC’s PAMA was approved in January 1997 and contains 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that are no longer active and need to be reclaimed or remedied. By the end of 2005, 31 of these projects were completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala. The three pending PAMA projects all relate to the Ilo smelter operations. The primary areas of environmental concern are the smelter reverberatory slag eroded from slag deposits up until 1994, and atmospheric emissions from the Ilo smelter.

The slag remediation program is progressing as scheduled and is expected to be completed by 2007. With respect to the smelter emissions, the third phase of the Ilo smelter modernization has started and is scheduled to be completed by 2007. In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holdings Limited). The Company believes that the selected proposal complies with the current environmental regulations. This project is the Company’s largest short-term capital investment project and is estimated at $500 million, including $451.8 million expended through March 2006. Beginning in 1995 and continuing while this project is under construction, the Company established an emissions curtailment program that has allowed SCC to comply with the annual sulfur dioxide air quality standard (established by the MEM in 1996) in the populated areas of the city of Ilo.

On October 14, 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry. The law was amended on May 28, 2004 and again on May 8, 2005. The current modification establishes that mining companies submit their mine closure plans within one year of publication of final regulations. On August 16, 2005 final regulations were published and the Company has initiated the preparation of the required mine closure plan. As part of the law and the qualifying regulations the Company is also required to engage an independent consulting entity to prepare the mine closure plan. In April 2006, the Company selected Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental

Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group Inc. (Reno, Nevada), both independent consultants, to work in the development of the Mine Closure Plan and we expect to have the final plan at the end of July 2006. The final plan, which is required by August 2006, is subject to approval by MEM and open to public discussion and comment in the area of Company operations. Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed. The Company believes the liability for these asset retirement obligations cannot currently be precisely measured, or estimated, until the Company has substantially completed its mine closure plan and is reasonably confident that it will be approved by MEM in most material respects. However the Company has made a preliminary estimate of this liability and has recorded such amount in its financial statements. As of March 31, 2006 the Company has recorded $5.3 million for this liability. The Company believes that this estimate should be viewed with caution, pending final approval of its mine closure plan, expected later in 2006.

For the Company’s Peruvian operations, environmental capital expenditures were $63.3 million and $30.6 million in the first quarter of 2006 and 2005, respectively. Approximately $87.5 million has been budgeted for environmental capital expenditures in 2006, which is for the Ilo smelter modernization project.

Mexican operations–

Environmental matters–

Some of the Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water pollution, air pollution, noise pollution and hazardous and solid wastes. Some of these laws and regulations are relevant to legal proceedings pertaining to the Company’s San Luis Potosí facilities.

The principal legislation applicable to the Company’s Mexican operations is the federal Ley General del Equilibrio Ecológico y la Protección al Ambiente (the General Law of Ecological Balance and Environmental Protection, or the Environmental Law), which is enforced by the Procuraduría Federal de Protección al Ambiente (Federal Bureau of Environmental Protection, or the PROFEPA). The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards and, if warranted, the PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines. Also, according to the Código Penal Federal (Federal Criminal Code), the PROFEPA must inform corresponding authorities regarding environmental crimes.

Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and has been influenced by the environmental agreement entered into by Mexico, the United States and Canada in connection with NAFTA in February 1999. However, the Company’s management does not believe that continued compliance with the Environmental Law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will result in material capital expenditures. Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure you that stricter enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

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

For the Company’s Mexican operations, environmental capital expenditures were $0.8 million and $0.4 million in the first quarter of 2006 and 2005, respectively. Approximately $25.7 million has been budgeted for environmental capital expenditures in 2006.

Litigation matters–

Peruvian Operations

Garcia-Ataucuri and Others vs. SCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of 38,763,806.80 “labor shares” to be issued in a proportional way to each in accordance with their time of work with SCC, plus dividends. The Company conducts its operations in Peru through a registered Branch. Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of investment shares. The labor shares litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. The Company asserts that the claims are meritless and that the labor shares were distributed to the former employees in accordance with the then in effect Peruvian profit sharing system. We do not believe that an unfavorable outcome is reasonably possible. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%. This participation was distributed to the workers with 40% in cash and 60% as an equity interest in the enterprise. What remains of the equity participation is now included in the condensed consolidated balance sheet caption “Minority interest.”  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers. The cash portion was distributed to the workers after the close of the year. The accrual for this participation was (and continues to be) a current liability of the Company, until paid. In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of labor shares. These labor shares represented an equity interest in the enterprise. In addition, equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to individual employees or former employees. The cash participation was adjusted to 4.5% of pre-tax earnings and continued to be distributed to employees following the close of the year. Effective in 1992, the law was amended to its present status. The workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash. The equity participation component was eliminated from the law. In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law. Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the Minority interest on the Company’s balance sheet. Since 1995, the Company has periodically purchased labor shares on the open market. In 1998, labor shares were renamed “investment shares.”  At March 31, 2006, the investment share interest in the Company’s Peruvian Branch amounted to 0.71%.

As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of “labor shares” (now referred to as “investment shares”) of its Peruvian Branch plus dividends on such shares. This amount corresponds to the total number of labor shares for all of the Company’s Peruvian workers, and the complaint is seeking to have such shares issued to the plaintiffs proportionally to each in accordance with their time of work with the Company, plus dividends on such shares. In December 1999, a civil court of first instance of Lima decided against the

Company, ordering the delivery of the investment shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. The lower court dismissed the lawsuit in January 2005. The plaintiffs have appealed to the superior court.

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

The Company’s management believes that the outcome of the aforementioned legal proceeding will not have a material adverse effect on the Company’s financial position or results of operations.

Mexican Operations

The Mexican Geological Services (MGS) Royalties:

When Mexcobre originally received mining concessions related to its La Caridad unit in 1970, it was required to pay royalties to the Mexican Geological Services - “MGS” (formerly named the Council of Mineral Resources – COREMI). When the Mining Law came into effect in 1992, it was believed that this obligation was terminated. However, MGS, the Mexican Superintendent of Mining and the Mexican Secretary of Economy, did not concede that the royalty obligation to MGS was terminated and, in 1995, MGS initiated a series of legal actions. In August 2002, MGS filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997. Mexcobre answered and denied MGS’s claims in October 2002. In December 2005, Mexcobre signed an agreement with MGS. Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account for royalties from the third quarter 1997 through the last quarter of 2004. We estimate that the payment made on January 11 will cover 100% of the royalty payments required for past periods. On an ongoing basis the Company will be required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

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

Based on the foregoing, IMMSA has initiated two different actions regarding this matter:

(1)   first, against the Municipality of San Luis Potosí, requesting the annulment of the authorization and licenses granted to Desarrolladora Intersaba, S.A. de C.V. to develop “Villa Magna” within the zinc plant’s safeguard and buffer zone; and

(2)   second, filed before SEMARNAT a request for a declaration of a safeguard and buffer zone surrounding IMMSA’s zinc plant.

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

Tax contingency matters–

U.S. Internal Revenue Service (IRS)

The Company is regularly audited by the federal, state and foreign tax authorities both in the United States and internationally. These audits can result in proposed assessments. In 2002, IRS issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996. In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest. Generally, the years 1994 through 1996 are now closed to further adjustment.

The IRS completed the field audit work for all years preceding 2003 and currently is auditing 2003 and 2004. During the audit of the tax years 1997 through 1999, the IRS questioned the Company’s accounting policy for determination of useful lives, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment. In the fourth quarter of 2003, the Company and the IRS had jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute. In August 2005 the National Office of the IRS responded to the IRS field audit group’s request for technical advice. The issuance of this technical advice memorandum (TAM) allowed the IRS to close the field audit work of the audit cycles 1997 through 1999 and 2000 through 2002. The TAM accepts the position of the IRS field office and concludes that the Company is required to capitalize mining costs to its leach dumps based on the weight of material moved, without regard to metal content or recoverability.

On October 5, 2005 the Company filed a formal protest with the IRS to appeal the proposed changes with respect to the TAM conclusion, as well as other items of adjustment proposed by the IRS field audit group. These other adjustments include the methodology of capitalizing interest, the determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes and the established service fee between the Company and related parties. The Company believes that the positions that it is reporting to the IRS are correct and appropriate. The Company believes that it has substantial defenses to the proposed IRS adjustments and that adequate provisions have been made so that resolution of any issues raised by the IRS will not have a material adverse effect on its financial condition or results of operations. The Company is awaiting notification from the IRS Appeals Office for the first scheduled appeals conference related to its protest. Significant management judgment is required in determining the provision for tax contingencies. The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel. The Company does not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued.

Peruvian Operations:

In Peru the Superintendencia Nacional de Administración Tributaria (SUNAT), the Peruvian Tax Administration, regularly audits the Company. These audits can result in proposed assessments.

1)              In 2002 the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed. SUNAT has challenged the Company’s depreciation method and deduction of other expenses related to charges incurred outside of Peru from 1996 through 1999, and the deduction of certain exchange differences and interest expenses from 1997 through 1999. The Company appealed these various assessments and resolution is still pending.

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

In December 2004 and January 2005, the Company received assessments and penalties from SUNAT for the fiscal years 2000 and 2001, in which certain deductions taken by the Company were disallowed. SUNAT has objected to the Company’s method of deducting vacation pay accruals in 2000, a deduction in 2000 for a fixed asset write-off, as well as certain other deductions in both years. The Company has appealed these assessments and resolution is still pending. The Company received penalties and assessments from SUNAT relating to the treatment of foreign exchange differences for 2000 and 2001. The Company has appealed these assessments and resolution is still pending.

Mexican Operations

Labor matters—

During the first quarter of 2006, there were a number of work stoppages at some of the Company’s Mexican operations, most of these work stoppages were of a short-term nature with normal operations restored after a few days, with little or no production loss. However, work stoppages at the La Caridad copper mine in Sonora and at the San Martin polymetalic mining complex in Zacatecas commenced in the first quarter of 2006 and are continuing into the second quarter of 2006. The Company believes that the work stoppage at La Caridad is an attempt to pressure the Mexican government to recognize a discredited union leader. While the stoppages were declared illegal, the Company has been forced to declare force majeure on some of its commercial contracts. At present the Company is working with the Mexican authorities to resolve these illegal work stoppages.

Additionally, in recent years the Company has experienced a number of work stoppages or other labor disruptions that have had an adverse impact on its operations and operating results. For example, in Peru on August 31, 2004, unionized workers at the mining units in Toquepala and Cuajone initiated work stoppages and sought additional wage increases based on high metal prices. In Mexico, on July 12, 2004, the workers of Mexicana de Cobre site went on strike asking for the review of certain contractual clauses. Such a review was performed and the workers returned to work 18 days later. On October 15, 2004, the workers of Mexicana de Cananea went on strike, followed by the Mexicana de Cobre workers. The strike lasted for six days at Mexicana de Cobre and nine days at Mexicana de Cananea. In each case, the operations at the particular mine ceased until the strike was resolved. The Company cannot give assurances that they will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on its financial condition and results of operations.

Mine accident-

On February 19, 2006 an explosion occurred at the IMMSA unit’s Pasta de Conchos coal mine, located in San Juan de Sabinas, Coahuila, Mexico. Immediately, IMMSA along with neighboring industry initiated a rescue effort. Federal and local governmental help and support was received. As a result of the accident 8 miners were injured and 65 perished.

The Coahuila public district attorney (Procurador de Justica) initiated an investigation to establish (1) the causes of the accident and, (2) the responsible party. The investigation is underway; however, it will be necessary for the investigation team to have access to the site where the explosion occurred, which at present is blocked. Recovery efforts are also continuing, however, progress is very slow as access is blocked by debris and rocks. It may take a further 3 to 6 months to complete this effort. The underground coal mining operations at Pasta de Conchos have been suspended and it is uncertain when such operations will resume.

Other legal matters–

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco. In March 2003, AMC purchased its interest in SCC from Asarco. In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from Asarco. That action was settled pursuant to a Consent Decree dated February 2, 2003. The consent decree is binding solely on the U.S. government. In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance. While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on our parent corporations or us. Any increase in the financial obligations of our parent corporations, as a result of matters related to Asarco or otherwise could, among other matters; result in our parent corporations attempting to obtain increased dividends or other funding from us. In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities. In July 2005, the unionized workers of Asarco commenced a work stoppage, which was settled in November 2005. As a result of various factors, including the above-mentioned work stoppage, on August 9, 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas. Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries. Asarco is operating and managing its businesses as a debtor in possession. Asarco LLC’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$388.9	$116.6	$615.8		$1,121.3
Intersegment sales	95.9	17.1	—	$(113.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	183.9	74.9	267.5	(119.4)	406.9
Selling, general and administrative expense	7.8	3.8	9.3	3.1	24.0
Depreciation, amortization and depletion	26.7	6.9	19.8	(0.3)	53.1
Exploration	0.5	1.7	2.4	—	4.6
Operating Income	$265.9	$46.4	$316.8	$3.6	632.7
Less:
Interest expense, net					(8.5)
Other income (expense)					(1.0)
Taxes on income					(199.9)
Minority interest					(1.7)
Net earnings					$421.6

Capital expenditure	$50.8	$7.8	$84.5		$143.1
Property, net	$1,579.7	$270.3	$1,534.0	$30.4	$3,414.4
Total assets	$2,692.0	$552.3	$2,856.4	$(685.1)	$5,415.6

	Three Months Ended March 31, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Combined

Net sales outside of segments	$405.6	$53.3	$487.2		$946.1
Intersegment sales	70.3	103.3	—	$(173.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	254.2	123.4	172.3	(160.3)	389.6
Selling, general and administrative expense	6.1	3.7	8.5	0.3	18.6
Depreciation, amortization and depletion	36.7	5.4	18.6	0.3	61.0
Exploration	0.8	1.5	3.0	—	5.3
Operating Income	$178.1	$22.6	$284.8	$(13.9)	471.6

Less:
Interest expense, net					(17.5)
Loss on derivative instruments					(7.3)
Loss on debt prepayment					(1.7)
Other income (expense)					0.8
Taxes on income					(146.1)
Minority interest					(1.4)
Net earnings					$298.4

Capital expenditures	$14.7	$10.2	$50.4	—	$75.3
Property, net	$1,559.7	$260.0	$1,249.4	$19.7	$3,088.8
Total assets	$3,457.5	$699.8	$2,696.6	$(1,506.3)	$5,347.6

Sales value per segment:

	Three months ended March 31, 2006
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$417.4	$24.8	$483.1	$(85.1)	$840.2
Molybdenum	34.0	—	100.3	—	134.3
Other	33.4	108.9	32.4	(27.9)	146.8
Total	$484.8	$133.7	$615.8	$(113.0)	$1,121.3

	Three months ended March 31, 2005
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Combined

Copper	$348.2	$83.7	$277.6	$(148.7)	$560.8
Molybdenum	75.4	—	201.3	—	276.7
Other	52.3	72.9	8.3	(24.9)	108.6
Total	$475.9	$156.6	$487.2	$(173.6)	$946.1

The geographic breakdown of Southern Copper’s sales is as follows:

	Three months Ended March 31,
(in millions)	2006	2005

United States	$489.6	$217.6
Europe	264.4	187.6
Mexico	156.5	295.5
Peru	25.3	14.6
Latin America, excluding Mexico and Peru	118.2	188.9
Asia	67.3	41.9
Total	$1,121.3	$946.1

Major Customer Segment Information:

For the three months ended March 31, 2006, the Company has revenues from a copper customer of the Mexican and Peruvian operations, which amounts to 11.6% of total revenue.

K.            Impact of New Accounting Standards:

In February 2006 the FASB published SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and 140. This statement improves financial reporting by eliminating the exemption from applying statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for financial instruments, fair value. SFAS 155 will be effective for all instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact that this statement may have on its financial position or results of operations.

In March 2006 the FASB published SFAS No. 156 “Accounting for Servicing of Financial Assets” an amendment of SFAS No. 140. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments.

The Board decided to require additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods.

SFAS 156 will be adopted by the Company as of the beginning of fiscal years that begins after September 15, 2006.

Part I Item 1a. Risk Factors

Set forth below are certain changes from the risk factors previously disclosed in SCC’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 28 2006 with the Securities and Exchange Commission

We may be adversely affected by labor disputes

During the first quarter of 2006, there was a number of work stoppages at some of the Company’s Mexican operations, most of these work stoppages were of a short-term nature with normal operations restored after a few days, with little or no production loss. However, work stoppages at the La Caridad copper mine in Sonora and at the San Martin polymetalic mining complex in Zacatecas commenced in the first quarter of 2006 and are continuing into the second quarter of 2006. The Company believes that the work stoppage at La Caridad is an attempt to pressure the Mexican government to recognize a discredited union leader. While the stoppages were declared illegal, the Company has been forced to declare force majeure on some of its commercial contracts. At present the Company is working with the Mexican authorities to resolve these illegal work stoppages.

Peruvian economic and political conditions may have an adverse impact on our business.

On April 9, 2006, Peruvian citizens participated in the election for president, congress and representatives to the Andean Parliament, to be appointed for the five year-period commencing July 28, 2006. 24 political parties participated in this election process.

Official voting results with 99.967% of votes counted, published by the Peruvian Bureau of Elections (“ONPE”) show that Mr. Ollanta Humala, the candidate of the Union for Peru party, leads the presidential election with 30.627% of the votes, followed by the candidate of the APRA party, Mr. Alan Garcia (24.320%), and the candidate of the “Unidad Nacional” party, Ms. Lourdes Flores (23.802%). According to Peruvian electoral law, since none of the candidates received more than 50 percent of the valid votes, a run-off election between the top two vote getters will follow. This run-off election is anticipated to take place on Sunday, May 28, 2006 between Mr. Ollanta Humala and Mr. Alan García.

Because we have significant operations in Peru, we cannot provide any assurance that future political developments in Peru, including the 2006 presidential and congressional elections, will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Mexican economic and political conditions may have an adverse impact on our business.

Presidential elections in Mexico are scheduled for July 2, 2006. According to the latest polls the leading candidates are Felipe Calderón, a conservative candidate of Partido Acción Nacional (the National Action Party), Andrés López Obrador,  the candidate of the Partido de la Revolución Democrática and the former Mayor of Mexico City and Roberto Madrazo, of the Partido Revolucionario Institucional or PRI, a former Tabasco state governor. The PRI ruled Mexico for over 70 years through 2000.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments in Mexico, including the 2006 presidential and congressional elections, will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Part I Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We discuss below several matters that we believe are important to understand our results of operations and financial condition. These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) the effects of inflation and other local currency issues and (iv) our expansion and modernization program.

Operating Cash Costs. An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. A reconciliation of our cash cost per pound to the cost of sales (including depreciation, amortization and depletion), is presented under the subheading “Non-GAAP Information Reconciliation”, below. We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less byproducts revenue and sales premiums, depreciation amortization and depletion, worker’s participation and other miscellaneous charges, Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us. In our calculation of operating cash cost per pound of copper produced we credit against our costs the revenues from the sale of byproducts, principally molybdenum, zinc and silver and the premiums over market price that we receive on copper sales. We account for the byproduct revenue in this way because we consider our principal business to be the production and sale of copper. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost. We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices. The recent surge in the price of molybdenum has had a significant effect on our traditional calculation of cash cost and its comparability between periods. Accordingly, we present cash costs with and without crediting the byproducts revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded. Worker’s participation provisions are determined on the basis of pre-tax earnings and are also excluded. Additionally excluded from operating cash cost are items of a non-recurring nature, and the new Peruvian royalty and in periods prior to 2006 the position of mine stripping costs that we capitalized.

Our operating cash costs per pound, as defined, are presented in the table below for the three months ended March 31, 2006 and 2005. We present cash costs with and without the inclusion of byproduct revenues.

	Three Months, Ended March 31,
	2006	2005
	(in cents per pound)

Cash cost per pound of copper produced and purchased	21.4	(16.1)
Cash cost per pound of copper produced and purchased without byproducts revenue	116.7	95.6

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sales is presented below.

As seen on the chart above, our cash cost for the first quarter of 2006 when calculated with byproducts revenue is 21.4 cents compared with a credit of 16.1 cents per pound in the first quarter of 2005. The reduction in byproducts credit was due to lower molybdenum prices and volume partially offset by increases in silver and zinc prices. The price of molybdenum in the first quarter of 2006 averaged $22.25 per pound, as compared to $30.43 per pound in the comparable 2005 period. The price of silver and zinc in the first quarter of 2006 was approximately 39% and 70% higher, respectively, than in the first quarter of 2005. The impact of the credit for molybdenum revenue was by far the largest effect. In the first quarter of 2006, molybdenum revenue was a credit of 38.7 cents per pound as compared to 75.7 cents per pound in the first quarter of 2005.

Our cash cost, excluding byproduct revenues, was higher by 21.1 cents in the first quarter of 2006. In 2006, we adopted a new accounting policy, see Note B to our financial statements, which requires that we charge to production cost all mine stripping cost. Under our previous policy, in 2005, a portion of our mine stripping cost was capitalized. In the first quarter of 2005 our cash costs were reduced by 2.7 cents for capitalized mine stripping cost. In addition, our copper production was lower by approximately 2.6 million pounds, due largely to a decrease of approximately 10.8 million pounds at our Mexican operations, which includes an 8.6 million pound decrease in our Mexican open pit operations mainly at La Caridad Mine due to an illegal work stoppage and lower ore grade and recoveries and a decrease of 2.2 million pounds in our IMMSA unit mainly due to a one month illegal work stoppage at the San Martin unit.

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

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2006 earnings resulting from metal price changes.

	Copper	Molybdenum	Zinc	Silver

Change in metal prices	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$8.5	$14.4	$1.7	$10.8

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso. Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the Nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected in our wage adjustments. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the Nuevo sol or the peso, resulting in a remeasurement loss in our condensed consolidated combined financial statement.

For the three months ended March 31, 2006 and 2005, inflation and devaluation rates were as follows:

	Three Months Ended March 31,
Peru:	2006	2005
Peruvian inflation rate	1.5%	0.5%
New Sol/Dollar (change in exchange rate)	(2.1)%	(0.6)%

	Three Months Ended March 31,
Mexico:	2006	2005
Mexican inflation rate	0.9%	0.8%
Peso/Dollar (change in exchange rate)	2.2%	0.3%

Expansion and Modernization program

Our Ilo, Peru smelter modernization project is moving ahead on schedule with construction work in process in order to finish by the end of 2006. The anode plant part of this project was commissioned in the first quarter of 2006 and replaces Ilo blister production with anodes. At March 31, 2006, the smelter project has reached 76% completion. Additionally, the Company’s leaching dumps, crushing and conveying project at the Toquepala mine is in production. The primary crusher and associated overland conveying system are fully operational; construction of the ramp for this project will continue until completion in the third quarter of 2006. The project is 95.7% complete. We will expand our SX/EW production at the Cananea mine with a new 32,800mtpy plant. Our studies indicate that this will provide a more attractive return than our previously considered two-stage expansion. The bidding process for basic engineering is currently under way. In addition, a crushing / conveying / spreading system is also in the basic engineering stage.

ACCOUNTING ESTIMATES

Southern Copper Corporation’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated combined financial statements, which have been prepared in accordance with US GAAP. Preparation of these condensed consolidated combined financial statements requires Southern Copper’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, fair value of financial instruments and inventory obsolescence. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial and operating results for the three-months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	(in millions)
Statement of Earnings Data	2006	2005

Net sales	$1,121.3	$946.1
Operating costs and expenses	(488.6)	(474.5)
Operating income	632.7	471.6
Non-operating expense	(9.5)	(25.7)
Earnings before taxes and minority interest	623.2	445.9
Taxes on income	(199.9)	(146.1)
Minority interest	(1.7)	(1.4)
Net earnings	$421.6	$298.4

Mine copper production amounted to 354.0 million pounds in the first quarter of 2006, a decrease of 0.7% compared with the first quarter of 2005. This decrease of 2.6 million pounds included 8.6 million pounds from the Mexican open pit operations, a decrease of 2.2 million pounds from the Mexican underground mines and an increase of 8.2 million pounds from the Peruvian open pit mines.

The decrease of 8.6 million pounds in the production from the Mexican open pit mines was due to a decrease in ore milled, as a result of an illegal work stoppage at the La Caridad mine, lower ore grade and recoveries and a decrease in SX-EW production due to lower quantities of PLS treated. The increase of 8.2 million pounds from the Peruvian open pit mines was the result of higher ore grades and recoveries in both the Cuajone and Toquepala mines, net of a decrease in SX/EW copper production due to lower PLS grade. The decrease of 2.2 million pounds in the Mexican underground mines was due to an illegal work stoppage at the San Martin mine which did not produce in March.

Molybdenum production decreased from 8.9 million pounds in the first quarter of 2005 to 7.6 million pounds in the first quarter of 2006. This 14.6% decrease in production was the result of a decrease of 0.8 million pounds in the Peruvian production, due to lower ore grades at the Toquepala and Cuajone units and a decrease of 0.4 million pounds in La Caridad mine.

Mine zinc production amounted to 76.3 million pounds in the first quarter of 2006, a slight decrease from the first quarter of 2005.

The table below outlines the average metal prices during the three months periods ended March 31, 2006 and 2005.

Average Metals Prices

	Three Months Ended March 31,
	2006	2005	%Change
Copper ($ per pound – LME)	$2.24	$1.48	51.4
Copper ($ per pound – COMEX)	$2.25	$1.47	53.1
Molybdenum ($ per pound)	$22.25	$30.43	(26.9)
Zinc ($ per pound – LME)	$1.02	$0.60	70.0
Silver ($ per ounce – COMEX)	$9.70	$6.99	38.8

Net Sales: Net sales in the first quarter of 2006 increased $175.2 million to $1,121.3 million from $946.1 million in the comparable period in 2005. The increase in net sales was principally the result of higher copper prices, and to a lesser extent higher zinc and silver prices. A decrease in the sales price of molybdenum and lower production and sale of molybdenum reduced these increases.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2006 and 2005.

Copper Sales (pounds):

	Three Months Ended March 31,
	2006	2005
Copper:
Peruvian operations	187,086	176,628
Mexican Open-pit	174,500	238,220
Mexican IMMSA unit	9,693	63,953
Inter segment elimination	(37,299)	(118,486)
Total copper sales	333,980	360,315

The table below presents information regarding the volume of sales by segment of our significant byproducts for the three months ended March 31, 2006 and 2005.

Byproduct Sales

(in thousand of pounds except silver - in	Three Months Ended March 31,
thousand ounces)	2006	2005
Peruvian operations
Molybdenum contained in concentrates	5,676	6,554
Zinc-refined and in concentrate	10,486	—
Silver	1,626	944

Mexican Open-pit
Molybdenum contained in concentrates	1,623	2,172
Zinc-refined and in concentrate	9,473	25,351
Silver	1,417	2,826

Mexican IMMSA unit
Zinc-refined and in concentrate	73,717	76,015
Silver	2,927	2,703

Intersegment elimination
Zinc-refined and in concentrate	(13,946)	(22,203)
Silver	(1,165)	(1,455)

Total Byproduct sales
Molybdenum contained in concentrates	7,299	8,726
Zinc-refined and in concentrate	79,730	79,163
Silver	4,805	5,018

At March 31, 2005, the Company has recorded provisionally priced sales of 134.4 million pounds of copper, at an average forward price of $2.47 per pound. Also the Company has recorded provisionally priced sales of 5.7 million pounds of molybdenum at an average price of $22.60 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the second quarter of 2006.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses: Operating costs and expenses were $488.6 million in the first quarter of 2006 compared with $474.5 million in the first quarter of 2005. Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2006 was $406.9 million compared with $389.6 million in the comparable 2005 period. The increase in cost of sales is attributable to an increase of $9.6 million in production cost due to the adoption of a new accounting policy which requires that all mine stripping costs for operating properties be charged to production. Additionally 2006 includes $14.9 million in increased fuel and power cost, $1.4 million of mining royalties partially offset by an increase in inventory of $30.6 million.

Selling and administrative expenses for the three months ended March 31, 2006 were $24.0 million compared with $ 18.6 million in the third quarter of 2005. The increase of $5.4 million is mainly attributable to an increase in fees for consulting services of $ 2.2 million, an increase in salaries and wages of $ 2.3 million and the tax on financial transactions in Peru.

Non-Operating Income (Expense):  Interest expense in the first quarter of 2006 was approximately 15.2% lower than the comparable 2005 period. This decrease is largely attributable to reductions in debt levels and lower interest rates.

In the three months ended March 31, 2005 we recorded a loss on derivative instruments of $7.3 million. See note F to our condensed consolidated combined financial statements for more information on these programs. The Company did not hold any derivative instruments in the first quarter of 2006.

In the three months ended March 31, 2005 we recorded a loss on debt prepayments of $1.7 million, related to a prepayment penalty on the retirement of our Peruvian bonds.

Interest income was $9.3 million in the first quarter of 2006 compared to $5.5 million in the first quarter of 2005. This increase was principally the result of higher cash balances in the period.

Taxes on Income:  Taxes on income for the first quarter ended March 31, 2006, was $199.9 million compared with $146.1 million for the same period of 2005. The increase was principally due to higher earnings in 2006. The effective tax rate for the three months ended March 31, 2006, was 32.1% compared to 32.8% for the same period in 2005.

Segment Results Analysis

Peruvian Open Pit Operations

The following table set forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three months ended March 31, 2006 and 2005:

	Three Months ended March 31,
	2006	2005
	(in millions)
Net sales	$615.8	$487.2
Operating costs and expenses	(299.0)	(202.4)
Operating income	$316.8	$284.8

Net sales in the first quarter 2006 increased $128.6 million to $615.8 million from $487.2 million in the comparable period of 2005. The increase in net sales is principally the result of higher copper prices in the first quarter of 2006. Copper sales volume increased in 2006, principally as a result of the copper purchased from our Mexican operations. Molybdenum sales volume, however, decreased in 2006 period, due to lower production.

Operating cost and expenses in the first quarter of 2006 increased by $96.6 million to $299.0 million from $202.4 million in the first quarter of 2005, principally due to higher cost of sales. Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2006 was $267.5 million compared to $172.3 million in the same period of 2005. The increase in cost of sales includes $77.9 million of metals purchased from our Mexican operations, $9.6 million of lower capitalized mine stripping cost, $2.5 million of net higher fuel and power cost, $5.0 million of higher workers’ participation and $1.3 million of higher mining royalties.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three months periods ended March 31, 2006 and 2005:

	Three Months ended March 31,
	2006	2005
	(in millions)
Net sales	$484.8	$475.9
Operating costs and expenses	(218.9)	(297.8)
Operating income	$265.9	$178.1

Net sales in the first quarter of 2006 increased $8.9 million to $484.8 million from $475.9 million in the first quarter of 2005. The increase in net sales is principally result of higher copper and silver prices partially offset by lower copper sales volume.

Operating cost and expenses in the first quarter of 2006 decreased by $78.9 million to $218.9 million from $297.8 million in the first quarter of 2005, principally due to lower cost of sales and depreciation, amortization and depletion. Cost of sales (exclusive of depreciation, amortization and depletion) decreased $70.3 million to $183.9 million from $254.2 million in 2005. The decrease in cost of sales was principally due $75.1 million of lower copper and other metals purchased from third parties, principally from IMMSA and an increase in metal inventory of $21.6 million net of an increase of $17.2 million in fuel and power costs. The decrease of $10.0 million in depreciation, amortization and depletion was principally due to the amortization of capitalized mine stripping and leachable material cost in the 2005 quarter.

Mexican Underground Operations (IMMSA)

The following table set forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three months period ended March 31, 2006 and 2005.

	Three Months ended March 31,
	2006	2005
	(in millions)
Net sales	$133.7	$156.6
Operating costs and expenses	(87.3)	(134.0)
Operating income	$46.4	$22.6

Net sales in the first quarter 2006 decreased $22.9 million to $133.7 million from $156.6 million in the comparable period of 2005. The decrease in net sales is principally the result of lower copper production in the first quarter 2006 due to strike activity and the accident at the Pasta de Conchos coal mine. Operating cost and expenses in the first quarter of 2006 decreased by $46.7 million to $87.3 million from $134.0 million in the first quarter of 2005. Cost of sales (exclusive of depreciation, amortization and depletion) decreased $48.5 million to $74.9 million in the first quarter of 2006 from $123.4 million in the first quarter of 2005 principally due to

$66.1 million of lower purchases of metals from third parties, $4.8 of lower power and fuel cost, partially offset by $10.8 million of higher workers’ participation.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note J of the financial statements.

CASH FLOW

The following table shows the cash flow for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net cash provided from operating activities	$437.7	$352.5
Net cash used for investing activities	$(144.9)	$(105.1)
Net cash used for financing activities	$(407.3)	$(219.8)

Net cash provided by operating activities was $437.7 million in the first quarter of 2006, compared with $352.5 million in the 2005 period. The increase of $85.2 million was principally due to higher earnings.

Net cash used in investing activities was $144.9 million in the first quarter of 2006 compared with $105.1 million in the first quarter of 2005 and included $143.1 million for capital expenditures. The capital expenditures included investments at our Peruvian operations of $63.3 million for the Ilo smelter modernization project and $21.2 million for various other replacement expenditures. In addition, we spent $58.6 million for replacement assets at our Mexican operations, $ 50.8 million of which belongs to our Mexican open pit operations and $7.8 million in our IMMSA unit. In the first quarter of 2005, cash used for investing activities was $105.1 million; this amount includes capital spending of $75.3 million, $30.6 million of which was in the Ilo smelter modernization project, $19.8 million from other replacement expenditures in Peru and $24.9 million from replacement expenditure in Mexico. Investing activities also includes net purchases of marketable securities of $29.1 million in the first quarter of 2005.

Net cash used in financing activities in the first quarter of 2006 was $407.3 million, compared with $219.8 million in the first quarter of 2005. The first quarter of 2006 includes a dividend distribution of $404.9 million, compared with a distribution of $100.0 million in the first quarter of 2005. The first quarter of 2005 also includes a net debt pay-down of $119.0 million.

LIQUIDITY AND CAPITAL RESOURCES

On March 3, 2006, the Company paid a quarterly dividend of $2.75 per share, totaling $404.9 million. On April 25, 2006 the Board of Directors approved a quarterly dividend of $2.75 per share, totaling $404.9 million, to be paid on June 2, 2006 to shareholders of record as of May 16, 2006.

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

The estimated cost of this project is $500 million including $451.8 million expended through March 31, 2006.

We expect that we will meet our cash requirements for 2006 and beyond from internally generated funds, cash on hand and from additional external financing if required.

At March 31, 2006 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 27.0% as compared with 26.0% at December 31, 2005. At March 31, 2006, the Company’s cash and cash equivalent amounted to $775.6 million compared to $876.0 million at December 31, 2005.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended March 31,
	2006		2005
CASH COST	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (including depreciation, amortization and depletion) – GAAP	$460.0	131.5	$450.5	122.7
Add:
Selling, general and administrative expenses	24.0	6.9	18.6	5.1
Treatment and refining charges	12.2	3.5	4.6	1.3
Less:
By products revenue	(333.4)	(95.3)	(410.4)	(111.7)
Depreciation, amortization and depletion	(53.1)	(15.2)	(61.0)	(16.6)
Workers participation	(61.6)	(17.6)	(56.8)	(15.5)
Royalty charge and other	(7.4)	(2.2)	(8.2)	(2.4)
Inventory change	34.2	9.8	3.5	1.0
Operating cash cost	74.9	21.4	(59.2)	(16.1)

Add byproduct revenue	333.4	95.3	410.4	111.7

Operating cash cost, without byproduct revenue	$408.3	116.7	$351.2	95.6

Total pounds of copper produced and purchased (in millions)		349.7		367.3

Impact of New Accounting Standards

Please see note “K” to our condensed consolidated combined financial statements.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico City, May 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries as of March 31, 2006 and the related condensed consolidated combined statements of earnings and cash flows for each of the three-month periods ended March 31, 2006 and 2005. These interim condensed consolidated combined financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying condensed consolidated combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated combined statement of earnings, changes in stockholder’s equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 13, 2006, we expressed unqualified opinions thereon. The consolidated combined financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS

Part II - OTHER INFORMATION

Item 1. - Legal Procedures

The information provided in Note H to the condensed consolidated combined financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

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

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer
Date: May 2, 2006

/s/ J. Eduardo Gonzalez Felix
J. Eduardo Gonzalez Felix
Date: May 2, 2006	Vice President, Finance and Chief Financial Officer