Form 10-Q
period 2006-06-30
SOUTHERN COPPER CORP/
filed 2006-08-03
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2006

Second Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006	Commission file number 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11811 North Tatum Blvd. Suite 2500 Phoenix, AZ	85028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 977-6595

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

As of June 30, 2006 there were outstanding 147,230,425 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

INDEX TO FORM 10-Q

Part I. Financial Information:

Item. 1	Condensed Consolidated Combined Financial Statements (unaudited)

Condensed Consolidated Combined Statement of Earnings three and six months ended June 30, 2006 and 2005

Condensed Consolidated Balance Sheet June 30, 2006 and December 31, 2005

Condensed Consolidated Combined Statement of Cash Flows three and six months ended June 30, 2006 and 2005

Notes to Condensed Consolidated Combined Financial Statements

Item 1a.	Risk factors

Items 2 and 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Report of Independent Registered Public Accounting Firm

Part II. Other Information:

Item 1.	Legal Procedures

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit 15	Awareness letter of Independent Registered Public Accounting Firm

Exhibit 31.1	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Combined Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		6 Months Ended
	June, 30		June 30,
	2006	2005	2006	2005
	(in thousands)
Net sales:
Non affiliates	$1,276,749	$947,728	$2,398,040	$1,864,537
Affiliates	—	6,367	—	28,357
Total net sales	1,276,749	954,095	2,398,040	1,892,894

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	521,788	413,105	928,732	802,675
Selling, general and administrative	23,313	20,405	47,329	39,003
Depreciation, amortization and depletion	77,982	70,544	131,085	131,511
Exploration	4,636	5,497	9,209	10,844
Total operating costs and expenses	627,719	509,551	1,116,355	984,033

Operating income	649,030	444,544	1,281,685	908,861

Interest expense	(28,202)	(21,558)	(51,109)	(48,556)
Capitalized interest	6,511	3,578	11,606	7,569
Loss on derivative instruments	—	(2,700)	—	(2,700)
Loss on debt prepayments	(860)	(5,974)	(860)	(7,664)
Other income (expense)	8,466	(651)	7,488	184
Interest income	14,303	3,038	23,608	8,490
Earnings before taxes on income and minority interest	649,248	420,277	1,272,418	866,184

Taxes on income	207,864	106,749	407,736	252,870
Minority interest	2,104	1,597	3,827	3,022

Net earnings	$439,280	$311,931	$860,855	$610,292

Per common share amounts:
Net earnings basic and diluted	$2.98	$2.12	$5.85	$4.15
Dividends paid	$2.75	$2.38	$5.50	$3.06
Weighted average common shares outstanding (Basic)	147,230	147,228	147,230	147,228
Weighted average common shares outstanding (Diluted)	147,230	147,228	147,230	147,228

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$800,950	$876,003
Accounts receivable Trade – Non affiliates	471,869	342,412
Accounts receivable - Affiliates	6,493	9,099
Accounts receivable – other	30,694	34,949
Inventories	461,341	395,845
Deferred income tax – current portion	—	5,248
Prepaid and other current assets	63,073	50,798
Total current assets	1,834,420	1,714,354

Property, net	3,442,431	3,326,126
Capitalized mine stripping, net	—	289,369
Leachable material, net	187,046	210,118
Intangible assets, net	119,452	120,861
Other assets, net	40,985	26,746
Total Assets	$5,624,334	$5,687,574

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	286,072	284,977
Accrued income taxes	94,116	275,763
Due to affiliated companies	5,956	6,355
Deferred income taxes	5,275	—
Accrued workers’ participation	157,725	195,552
Other accrued liabilities	60,816	22,985
Total current liabilities	619,960	795,632

Long-term debt	1,529,948	1,162,065
Deferred income taxes	172,999	259,089
Other liabilities	88,038	120,795
Asset retirement obligation	11,702	11,221
Total non-current liabilities	1,802,687	1,553,170

Commitments and Contingencies (Note J)

MINORITY INTEREST	11,103	12,695

STOCKHOLDERS’ EQUITY
Common stock	1,474	1,474
Additional paid-in capital	773,580	774,168
Retaining earnings	2,518,719	2,648,359
Other accumulative comprehensive loss	(11,382)	(13,090)
Treasury stock	(91,807)	(84,834)
Total Stockholders’ Equity	3,190,584	3,326,077

Total Liabilities, Minority Interest and Stockholders’ Equity	$5,624,334	$5,687,574

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
OPERATING ACTIVITIES

Net earnings	$439,280	$311,931	$860,855	$610,292
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	77,982	70,544	131,085	131,511
Capitalized mine stripping and leachable material	—	(27,922)	—	(52,545)
Remeasurement loss (gain)	(11,954)	11,709	(11,382)	12,035
Provision for deferred income taxes	(3,477)	28,349	16,235	33,436
Unrealized loss on derivative instruments	1,818	—	1,818	—
Amortization of deferred financing cost	—	105	—	2,435
Minority interest	2,104	1,597	3,827	3,022

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(159,597)	72,133	(135,233)	131,875
Inventories	(25,193)	(14,992)	(65,496)	(16,158)
Accounts payable and accrued liabilities	(173,874)	(225,270)	(252,694)	(288,101)
Other operating assets and liabilities	(14,297)	(46,412)	21,504	(33,540)
Net cash provided by operating activities	132,792	181,772	570,519	534,262

INVESTING ACTIVITIES
Capital expenditures	(87,603)	(69,969)	(230,720)	(145,230)
Purchase of marketable securities	—	—	—	(74,339)
Sales of marketable securities	—	74,339	—	119,606
Other	3,814	(12,410)	2,003	(13,133)
Net cash used for investing activities	(83,789)	(8,040)	(228,717)	(113,096)

FINANCING ACTIVITIES
Debt repaid	(21,510)	(129,562)	(21,510)	(418,605)
Debt incurred	389,192	30,000	389,192	200,000
Dividends paid to common stockholders	(404,877)	(350,043)	(809,754)	(450,043)
Distributions to minority interest	(1,886)	(2,729)	(4,871)	(3,509)
Other	(7,704)	(188)	(7,116)	(188)
Net cash used for financing activities	(46,785)	(452,522)	(454,059)	(672,345)

Effect of exchange rate changes on cash and cash equivalents	23,105	14,961	37,204	11,638

Increase (decrease) in cash and cash equivalents	25,323	(263,829)	(75,053)	(239,541)
Cash and cash equivalents, at beginning of period	775,627	734,995	876,003	710,707
Cash and cash equivalents, at end of period	$800,950	$471,166	$800,950	$471,166
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,533	$20,259	$21,948	$55,687
Income taxes	$482,325	$305,350	$727,638	$446,685

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated combined financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005.  The condensed consolidated combined financial statements for the three and six month periods ended June 30, 2006 and 2005 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated August 2, 2006, is presented on page 45.  The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying condensed consolidated combined financial statements should be read in conjunction with the consolidated combined financial statements at December 31, 2005 and notes included in the Company’s 2005 annual report on Form 10-K/A Amendment No. 1.

In the first quarter of 2006, the Company reclassified from additional paid-in capital to treasury stock the carrying value of its investment in shares held by one of its Mexican subsidiaries in its controlling shareholder, Grupo Mexico S.A.B. de C.V. (Grupo Mexico).  At June 30, 2006 and December 31, 2005, the carrying amount was $87.3 million and $80.0 million, respectively. Certain prior year amounts have been reclassified to conform to the current presentation.

B.             Changes in Accounting Principle – Capitalized Mine Stripping

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

C.             Inventories were as follows:

(in millions)

	June 30, 2006	December 31, 2005

Metals at lower of average cost or market:
Finished goods	$67.8	$106.9
Work-in-process	234.2	135.4
Supplies at average cost	159.3	153.5
Total inventories	$461.3	$395.8

D.            Income taxes:

The Company’s income tax provision for the six months ended June 30, 2006 and 2005 was $407.7 million and $252.9 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2006 and 2005 periods are 32.0% and 29.2%, respectively.  The increase in the 2006 effective tax rate is attributable to the following factors: 1) a non-deductible expense in our Peruvian operation of $138.4 million for copper derivative losses in the 2006 period, 2) a non-deductible expense of $28.2 million for workers’ participation resulting from a change in Mexican law regarding the basis of calculation in the 2005 period, 3) a tax refund of $43.4 million received by our Mexican subsidiary in the 2005 period for asset-based taxes (minimum income tax) paid in prior years, and 4) a decrease of 1% in the 2006 statutory tax rate for our Mexican operations.

E.              Provisionally Priced Sales:

At June 30, 2006, the Company has recorded provisionally priced sales of 95.4 million pounds of copper, at an average forward price of $3.37 per pound.  Also the Company has recorded provisionally priced sales of 3.6 million pounds of molybdenum at June 30, 2006 market price of $25.00 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2006:

Copper (million lbs.)	Priced at	Month of Settlement
56.4	3.38522	July 2006
19.5	3.39018	August 2006
5.5	3.35500	September 2006
11.8	3.30715	October 2006
2.2	3.23956	November 2006
95.4	3.37153

Molybdenum (million lbs.)	Priced at	Month of Settlement
1.8	25.00000	July 2006
0.8	25.00000	August 2006
1.0	25.00000	September 2006
3.6	25.00000

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

Copper swaps:

Transactions under this copper price protection program are not accounted for as hedges under SFAS No. 133 and are adjusted to fair market value based on the copper price as of the last day of the respective reporting period with the gain or loss recorded in total net sales. The actual impact of this protection program on the Company’s third and fourth quarter copper production can not be fully determined until the maturity of each copper swap contract with final adjustments based on the average annual copper price. As a result of this copper price protection program, the Company decided to change its accounting policy to recognize the change in the fair market value of these financial instruments against net sales. The Company believes that this income statement classification reflects better the intention of this copper price protection program. Before the second quarter of 2006, the change in the fair market value of our derivative instruments was accounted for in a separate non-operating income statement line item.

In the second quarter of 2006 and in the first half of 2005 the Company entered into copper swaps contracts to protect a portion of its 2006 and 2005 copper production for future sales at a fixed copper price.  Related to the settlement of these copper swap contracts the Company recorded losses of $257.9 million and $3.9 million in the second quarter of 2006 and 2005 respectively, and $11.2 million in the six month period of 2005.  These losses were recorded in net sales on the condensed consolidated combined statement of earnings.

At June 30, 2006, the Company has copper swap contracts to protect 296.8 million pounds of copper production for the July-November period of 2006 at prices ranging from $2.95 per pound through $3.92 per pound.  These contracts are as follows:

Pounds (in millions)	Period	Copper Swap Price (1)
121.6	July 2006	$3.33	(2)
105.8	August 2006	$3.45	(2)
52.9	September 2006	$3.49	(2)
11.0	October 2006	$3.53	(2)
5.5	November 2006	$3.52	(2)

(1)                  SCC will receive (pay) if the actual average COMEX copper price for period is under (over) swap price on quantity hedged.

(2)                  The copper swap price is the per pound weighted average for the month or a portion of the month in the case of some contracts.  Prices for July 2006 range from $2.95 to $3.92, prices for August 2006 range from $3.03 to $3.90, prices for September 2006 range from $3.22 to $3.83, prices for October 2006 range from $3.52 to $3.54, and the price for November 2006 is $3.52.

Additionally, during July 2006, the Company entered into more copper swap contracts in order to protect an additional 88.8 million pounds of copper production for the third and fourth quarter of 2006 at prices ranging from $3.54 per pound through $3.81 per pound.  These contracts are as follows:

Pounds (in millions)	Period	Copper Swap Price(1)
10.7	July 2006	$3.73	(2)
19.8	August 2006	$3.70	(2)
17.6	September 2006	$3.64	(2)
15.4	October 2006	$3.62	(2)
16.5	November 2006	$3.57	(2)
8.8	December 2006	$3.59	(2)

(1)                  SCC will receive (pay) if the actual average COMEX copper price for period is under (over) swap price on quantity hedged.

(2)                  The copper swap price is the per pound weighted average for the month or a portion of the month in the case of some contracts.  Prices for July 2006 range from $3.69 to $3.81, prices for August 2006 range from $3.65 to $3.76, prices for September 2006 range from $3.60 to $3.70, prices for October 2006 range from $3.56 to $3.68, prices for November 2006 range from $3.54 to $3.60 and prices for December range from $3.58 to $3.59.

Interest rate swaps:

In 2005, the Company entered into interest rate swap agreements to hedge its exposure to interest rate changes on its variable rate debt.  These facilities were terminated in July 2005 and the Company recorded a loss of $2.7 million in the second quarter and first six months of 2005.

G.             Asset Retirement Obligation:

In 2005 the Company accrued an asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and adopted in 2005.  This law requires the Company to present a mine closure plan to the Peruvian Ministry of Energy and Mines (“MEM”) by August 2006.  In April 2006, the Company selected Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group, Inc. (Reno, Nevada) both independent consultants, to work in the development of the mine closure plan which is currently under review.  The final plan will be subject to review and approval by MEM and open to public discussion and comment in the area of the Company’s operations.  In application of SFAS No. 143 and according to the criteria established by FIN-47, the Company has made an estimate of this potential liability and recorded such liability, based on its review of the law. However, the Company cannot assure that the amount of this liability recorded will be adequate until our mine plan is presented, reviewed and accepted by MEM.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience and includes costs at the Ilo smelter and refinery, tailings disposal and the dismantling of the Toquepala and Cuajone concentrators, shops and auxiliary services.  In this regard, the Company recorded an additional asset retirement liability in 2005 of $5.2 million for this new law and increased net property by $4.6 million.

The following table summarizes the asset retirement obligation activity for the first six months of 2006 and 2005 (in millions):

	2006	2005
Balance as of January 1,	$11.2	$5.6
Additions, changes in estimates	—	—
Accretion expense	0.5	0.2
Balance as of June 30,	$11.7	$5.8

H.            Financing:

On May 9, 2006, the Company issued an additional $400 million 7.5% notes due 2035.  These notes are in addition to the $600 million of existing 7.5% notes due 2035 that were issued in July 2005.  The current transaction was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond.  The original issue in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond.  The notes are Investment Grade rated Baa2 by Moody’s, BBB- by Standard & Poor’s, and BBB- by Fitch. The notes were issued at a discount of

$10.8 million. The Company capitalized $3.2 million of cost associated with this facility and is included in “Other assets – net” non-current on the consolidated balance sheet. Net proceeds from the May 2006 issuance of notes will be used to fund the Company’s $600 million expansion program, which includes an expansion of productive capacity at the Ilo, Peru smelter and refinery, construction of a new SX/EW plant at Cananea, the initial cost to develop the Los Chancas and Tia Maria projects and the remaining investment to complete the Ilo smelter modernization.

The notes issued in July 2005 and the new notes issued in May 2006 are treated as a single series of notes under the indenture, including for purposes of covenants, waivers and amendments.  The Company has filed a registration statement with the Securities and Exchange Commission, which registration statement has become effective, to exchange the new notes for notes registered under the Securities Act of 1933, as amended.

In April 2006, the Company repurchased $16.5 million of Series A Yankee bonds issued by its subsidiary Minera Mexico S.A.B. de C.V., in connection with this the Company paid a premium of $0.9 million, which is included in the consolidated combined statement of earnings on line “loss on debt prepayment”.

I.                 Related Party Transactions:

Receivable and payable balances with affiliated companies and related parties are shown below (in millions):

	As of
	June 30,	December 31,
	2006	2005
Affiliate receivable:
Grupo Mexico Servicios S.A de C.V.	$—	$2.6
Grupo Mexico S.A. de C.V.	—	0.4
Mexico Constructora Industrial S.A. de C.V.	5.7	5.0
Intermodal Mexico S.A. de C.V.	0.5	0.4
Ferrocarril Mexicano S.A. de C.V.	—	0.4
Other	0.3	0.3
	$6.5	$9.1

Affiliate payable:
Grupo Mexico S.A. de C.V.	$2.5	$2.5
Mexico Constructora Industrial S.A. de C.V.	0.4	—
Ferrocarril Mexicano S.A. de C.V.	2.6	3.0
Higher Technology Solutions S.A.C.	0.5	0.2
Other	—	0.7
	$6.0	$6.4

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

The former holders of the Company’s Class A common stock until June 2005 and their affiliates purchased copper and other products from the Company from time to time at prices determined by reference to the LME and COMEX market price for copper and published prices for other products, if available.  Sales of copper and other products to these former holders of class A common stock amounted to

$4.2 million and $15.1 million in the second quarter of 2005 and the first six months of 2005, respectively.

The Company sold to Asarco LLC (Asarco), an affiliate of Grupo Mexico, $0.3 million and $13.2 million of metal products in the first six months of 2006 and 2005, respectively; and purchased metal products from Asarco for $1.1 million in the first six months of 2005. In addition the Company paid $0.9 million to Asarco in the first six months of 2005 for tolling services. There were no purchases of metal products from Asarco in the first six months of 2006.

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  In 2005, these activities were principally related to accounting, legal, tax, financial, treasury, human resources price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  Grupo Mexico is reimbursed for these support services.  The total amount paid by the Company to Grupo Mexico for such services in the first six months of 2006 and 2005 was $6.9 million.  The Company expects to continue to pay for these services going forward in an amount of $13.8 million per year.

The Company’s Mexican operations paid fees of $8.9 million in both the first six months of 2006 and 2005, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid fees of $14.6 million and $8.6 million in the first six months of 2006 and 2005, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  In connection with this, the Company paid fees of $0.9 million and $1.4 million in the first six months of 2006 and 2005, respectively, for maintenance services provided by Mexico Compañia de Productos Automotrices S.A. de C.V.

The Company purchased $2.2 million and $1.3 million in the first six months of 2006 and 2005, respectively, of industrial materials from Higher Technology Solutions S.A.C. (“Higher Tec”), a Peruvian corporation and a related company. Additionally, in the first six months of 2006 and 2005 the Company purchased $0.3 million and $0.4 million of industrial material from Servicios y Fabricaciones Mecánicas S.A.C., respectively. Mr. Carlos Gonzalez is the principal owner of these companies. Mr. Carlos Gonzalez is son of SCC’s President and Chief Executive Officer.

It is anticipated that in the future the Company will enter into similar transactions with such parties.

J.                Commitments and Contingencies:

Peruvian Operations

Royalty charge-

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under the new law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $28.2 million and $15.6 million in the first six months of 2006 and 2005 respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the condensed consolidated combined statement of earnings.

In April 2005, a Constitutional Tribunal ruled the law constitutional and additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge.  In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guarantee and Promotional Measures for Investment Contract”), relating to our solvent extraction and electrowinning (“SX/EW”) production, which agreement  purports to, among other things, fix tax rates and other charges relating to such production.  The Company believes that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and intends to protest the imposition of the royalty charge on SX/EW production, when and if assessed.  Provisions made by the Company for the royalty charge do not include approximately $9.8 million of additional potential liability relating to its SX/EW production from June 30, 2004 through June 30, 2006.

Power purchase agreement-

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

Environmental matters-

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through its Ministerio de Energía y Minas (the Ministry of Energy and Mines, or “MEM”) conducts certain annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

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

The slag remediation program is progressing as scheduled and is expected to be completed by January 2007.  With respect to the smelter emissions, the third phase of the Ilo modernization has started and is scheduled to be completed by January 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xtrata plc (formerly M.I.M. Holdings Limited).  The Company believes that the selected proposal complies with the current environmental regulations.  This project is the Company’s largest short-term capital investment project and is estimated at $500 million, including $474.9 million expended through June 2006 (which includes $47.3 million of capitalized interest not included in the budget).  Beginning in 1995 and continuing while this project is under construction, the Company established an emissions curtailment program that has allowed SCC to comply with the annual sulfur dioxide air quality standard (established by the MEM in 1996) in the populated areas of the city of Ilo.

In 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law was amended in May 2004 and again in May 2005.  The current modification establishes that mining companies submit their mine closure plans within one year of publication of final regulations.  On August 16, 2005 final regulations were published and the Company has initiated the preparation of the required mine closure plan. This plan will include the estimated cost required for the Peruvian operations, including cost at the Ilo smelter and refinery, tailings disposal and the dismantling of the Toquepala and Cuajone concentrators, shops and auxiliary services.  As part of the law and the qualifying regulations the Company is also required to engage an independent consulting entity to prepare the mine closure plan.  In April 2006, the Company selected Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group Inc (Reno, Nevada), both independent consultants, to work in the development of the Mine Closure Plan, which is currently under review.  The plan, which must be submitted in August 2006, is subject to approval by MEM and open to public discussion and comment in the area of Company operations.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company believes the liability for these asset retirement obligations cannot currently be precisely measured, or estimated, until the Company has completed its mine closure plan and is reasonably confident that it will be approved by MEM in most material respects.  However, the Company has made a preliminary estimate of this liability and has recorded such amount in its financial statements.  As of June 30, 2006, the Company has recorded $5.5 million for this liability.  The Company believes that this estimate should be viewed with caution, pending final approval of its mine closure plan, expected later in 2006.

For the Company’s Peruvian operations, environmental capital expenditures were $86.4 million and $65.3 million in the first six months of 2006 and 2005, respectively.  The Company expects to spend approximately $148.2 million for environmental capital expenditures in 2006, for the Ilo smelter modernization project.

Mexican operations-

Environmental matters-

The Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water pollution, air pollution, noise pollution and hazardous and solid wastes.  Some of these laws and regulations are relevant to legal proceedings pertaining to the Company’s San Luis Potosi facilities.

The principal legislation applicable to the Company’s Mexican operations is the federal Ley General del Equilibrio Ecológico y la Protección al Ambiente (the General Law of Ecological Balance and Environmental Protection, or the Environmental Law), which is enforced by the Procuraduría Federal de Protección al Ambiente (Federal Bureau of Environmental Protection or the PROFEPA).  The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards and, if warranted, the PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Código Penal Federal (Federal Criminal Code), the PROFEPA must inform corresponding authorities regarding environmental crimes.

Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and has been influenced by the environmental agreement entered into by Mexico, United States and Canada in connection with NAFTA in February 1999.  However, the Company’s management does not believe that continued compliance with the Environmental Law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure you that stricter enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

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

For the Company’s Mexican operations, environmental capital expenditures were $2.5 million and $0.9 million in the first six months of 2006 and 2005, respectively.  Approximately $25.7 million has been budgeted for environmental capital expenditures in 2006, 77% of which belongs to projects at La Caridad mine which have been delayed as a result of the mine closure.

Litigation matters-

Peruvian operations-

Garcia-Ataucuri and Others vs. SCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of “labor shares” (acciones laborales) of its Peruvian Branch plus dividends on such shares, to be issued in a proportional way to each former employee in accordance with their time of work with SCC’s Branch in Peru.

The Company conducts its operations in Peru through a registered Branch.  Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of the labor shares.  The labor shares litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed 40% in cash and 60% as an equity interest in the enterprise. Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of “labor shares” to be issued in Peru by the Peruvian Branch of SCC.  These labor shares represented an equity interest in the enterprise.  In addition, according to the 1978 law, the equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to the individual employees or former employees.  The cash participation was adjusted to 4.0% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status, and the workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.

In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the minority interest on the Company’s balance sheet. What remains of the workers’ equity participation is now included in the condensed consolidated balance sheet under the caption “Minority Interest”. At June 30, 2006, the labor share minority interest in the Company’s Peruvian Branch amounted to 0.71%.

Since 1995, the Company has periodically purchased labor shares on the open market.

In relation to the issuance of “labor shares” by the Branch in Peru, the Corporation is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (García Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares. This amount corresponds to the total number of labor shares for all of the Company’s Peruvian workers, and the complaint is seeking to have labor shares issued to the plaintiffs proportionally to each in accordance with their time of work with the Company, plus dividends on such labor shares. In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the labor shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000.  On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedure requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  The lower labor judge dismissed the lawsuit in January 2005.  The plaintiffs have appealed to the Lima Labor superior court.

2)              Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), of the Company seeking delivery of (1) labor shares (or shares of whatever other current legal denomination)corresponding to years 1971 to December 31,1977 (we understand the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest” and (2) labor shares resulting from capital increases made by the Branch in 1980 “…for the amount of the workers’ participation of S/. 17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends. On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.

These two (2) complaints are similar to an April 1996 lawsuit filed by Mr. Garcia Ataucuri and others seeking delivery of 38,763,806.80 labor shares plus dividends and S/. 1,118,439,980.23 in labor shares resulting from capital increases made by the Branch. This case was dismissed on August 21, 1997 and the dismissal confirmed on appeal.

It should be noted that these two (2) lawsuits refer to the original Peruvian currency called “sol de oro,” which was later changed to the “new sol.”   One billion of soles de oro is equivalent to today’s one new sol.  The labor shares are currently called investment shares.

The Company asserts that the claims are meritless and that the labor shares were distributed to the former employees in accordance with the law, then in effect Peruvian profit sharing system. We do not believe that an unfavorable outcome is reasonably possible. The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.

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

Mexican operations-

The Mexican Geological Services (MGS) Royalties:

When Mexcobre originally received mining concessions related to its La Caridad unit in 1970, it was required to pay royalties to MGS (formerly named the Council of Mineral Resources - COREMI).  When the Mining Law came into effect in 1992, it was believed that this obligation was terminated.  However, MGS, the Mexican Superintendent of Mining and the Mexican Secretary of Economy, did not concede that the royalty obligation of MGS was terminated and in 1995, MGS initiated a series of legal actions.  In August 2002, MGS filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997.  Mexcobre answered and denied MGS’s claims in October 2002.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  We estimate that the payment made on January 11 will cover 100% of the royalty payments required for past periods.  On an ongoing basis the Company will be required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

San Luis Potosi Facilities:

The municipality of San Luis Potosi has granted Desarrolladora Intersaba, S.A. de C.V., licenses for use of land and construction for housing and/or commercial zones in the former Ejido Capulines, where the residential project “Villa Magna” is expected to be developed in the near future.

The “Villa Magna” residential project will be developed within an area that IMMSA’s approved Risk Analysis by SEMARNAT (the federal environmental authority) has secured as a safeguard and buffer zone due to the use by IMMSA of Anhydrous Ammonia Gas.

Based on the foregoing, IMMSA has initiated two different actions regarding this matter:

(1)                    First, against the municipality of San Luis Potosi, requesting the annulment of the authorization and licenses granted to Desarrolladora Intersaba S.A. de C.V. to develop “Villa Magna” within the zinc plant’s safeguard and buffer zone; and

(2)                    second, filed before SEMARNAT a request for a declaration of a safeguard and buffer zone surrounding IMMSA’s zinc plant.

These actions are awaiting final resolutions.  IMMSA believes that, should the outcome of the above mentioned legal proceedings be adverse to IMMSA’s interests, the construction of the “Villa Magna” housing and commercial development would not, in itself, affect the operations of IMMSA’s zinc plant.

In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosi due to its refusal to issue IMMSA’s use of land permit in respect to its zinc plant.  The Municipality has refused to grant such license based on the argument that IMMSA has failed to submit, as part of the application process, a “manifestación de impacto ambiental” (environmental impact assessment).  IMMSA believes that the environmental impact assessment is not required because IMMSA will not undertake construction activities.  The trial judge has ordered the Municipality to continue the analysis of IMMSA’s request to issue the “licencia de uso de suelo” (use of land permit).  The municipality has refused to issue the land use permit.  IMMSA has filed a request for relief against such resolution to compel the court to issue the land use permit.

Additionally, on May 11, 2006 the municipality of San Luis Potosi published regulations regarding commercial, industrial and rendering services activities, which entered into force on May 12, 2006.  These regulations establish the obligation to obtain within 30 days of the publication, a municipal license to operate said activities.  After the publication it was known that it would also cover any local environmental and health activities.

IMMSA, due to its activities, has always been legally considered a federally regulated corporation, and the Company has initiated legal actions against the regulations mentioned above.

Tax contingency matters-

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

The IRS completed field audit work for all years preceding 2003 and currently is auditing 2003 and 2004.  During the audit of the tax years 1997 through 1999, the IRS questioned the Company’s accounting policy for determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  In the fourth quarter of 2003, the Company and the IRS had jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  In August 2005 the National Office of the IRS responded to the IRS field audit group’s request for technical advice.  The issuance of this technical advice memorandum (TAM) allowed the IRS to close the field audit work for the audit cycles 1997 through 1999 and 2000 through 2002.  The TAM accepts the position of the IRS field office and concludes that the Company is required to capitalize the drilling, blasting and hauling costs of material transported to its leach dumps based on the weight of material moved, without regard to metal content or recoverability.

On October 5, 2005 the Company filed a formal protest with the IRS to appeal the proposed changes with respect to the TAM conclusion, as well as other items of adjustment proposed by the IRS field audit group.  These other adjustments include the methodology of capitalizing interest, the determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes and the established service fee between the Company and related parties.  The Company believes that the positions that it is reporting to the IRS are correct and appropriate.  The Company believes that it has substantial defenses to the proposed IRS adjustments and that adequate provisions have been made so that resolution of any issues raised by the IRS will not have a material adverse effect on its financial condition or results of operations.  A pre-conference with the IRS Appeals Office has been scheduled for late August 2006.  A review by the Appeals Office will commence after this meeting.  Significant management judgment is required in determining the provision for tax contingencies.  The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel.  The Company does not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued.

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

In February 2003, the Peruvian tax court confirmed SUNAT’s assessments and penalties with regard to depreciation and deductions of other expenses incurred outside of Peru for fiscal years 1996 and 1997.  Consequently, the Company recognized an additional tax and workers’ participation liability for fiscal years 1998 and 1999 on the amounts assessed by SUNAT.  Therefore, in 2003 the Company recorded a charge to workers’ participation, included in cost of sales (exclusive of depreciation amortization and depletion) on the statement of earnings and income tax expense of $0.5 million and $4.4 million, respectively.  The Company, however, has not recognized a liability for penalties and interest assessed by SUNAT in connection with the depreciation and other expenses deduction as it considers they are not applicable.  The status of the penalty appeals and other tax contingencies is as follows:

a) Year 1996:  With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003.  This deposit is recorded in other assets on the condensed consolidated balance sheet.  The Peruvian tax court denied the Company’s appeal in February 2004.  Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru.  The Company was not required to issue a deposit for appeal of assessments and rulings with respect to any other years.  In September 2005, the Superior Court declared the Company’s claim valid.  SUNAT has appealed this decision to the Supreme Court in Lima.

b) Year 1997:  With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  Consequently,

SUNAT issued a new penalty in December 2003.  This penalty and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997 was denied.  In this regard, in May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court, seeking the reversal of the ruling of the tax court.  In July, 2005 the Superior Court remanded the case to SUNAT for a new pronouncement.  SUNAT has appealed the court’s decision to the Supreme Court in Lima.

c) SUNAT has not ruled on the interest deductions for 1998 or 1999.

d) The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, nor has the Company recorded any expense associated with the assessments for the years 2000 and 2001.

e) Years 1998 and 1999:  The Company’s appeal is still pending resolution by SUNAT.

In December 2004 and January 2005, the Company received assessments and penalties from SUNAT for the fiscal years 2000 and 2001, in which certain deductions taken by the Company were disallowed.  SUNAT has objected to the Company’s method of deducting vacation pay accruals in 2000, a deduction in 2000 for a fixed asset write-off, as well as certain other deductions in both years.  The Company has appealed these assessments and resolution is still pending.  Additionally, the Company received penalties and assessments from SUNAT relating to treatment of foreign exchange differences for 2000 and 2001.  The Company has appealed these assessments and resolution is still pending.

In June 2006, a resolution of the fiscal court was published which found in favor of the tax payer, that profits related to foreign exchange differences need not be included in calculations for monthly advance tax payments.  This resolution is mandatory in future cases.  Therefore, the Company expects that the portion of the 2000/2001 tax assessment related to foreign exchange difference will be removed from the assessment.

Mexican operations

Labor matters-

During the first half of 2006, there were a number of work stoppages at some of the Company’s Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  An illegal work stoppage at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended when the mine was returned to the Company on July 26, 2006.  An illegal work stoppage at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Additionally, workers at the Cananea copper mine went on an illegal work stoppage on June 1, 2006 returning to work six weeks later on July 17, 2006.  These work stoppages have been declared illegal by the Mexican authorities.  On June 9, 2006, the Company announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations. As a result of these illegal work stoppages, the Company declared “force majeure” on certain of its June and July copper contracts.  On July 14, 2006, with the approval of a Labor Court, the Company fired the La Caridad workers. Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities. On July 26, 2006, the La Caridad installations were returned to the Company and the Company commenced to hire workers to resume operations. The Company intends to reopen this mining unit with a structure that would eliminate the obstacles hampering productivity and permit the Company to continue to implement modern mechanisms similar to those in other mines worldwide to improve productivity at La Caridad.

Additionally, in recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.  For example, in Peru on August 31, 2004, unionized workers at the mining units in Toquepala and Cuajone initiated strike and sought additional wage increases based on high metal prices.  In Mexico, on July 12, 2004, the workers of La Caridad went on strike asking for the review of certain contractual clauses.  Such a review was performed and the workers returned to work 18 days later.  On October 15, 2004, the workers of Cananea went on strike, followed by La Caridad workers.  The strike lasted for six days at La Caridad and nine days at Cananea.  In each case, the operations at the particular mine ceased until the strike was resolved.  The Company cannot give assurances that they will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on its financial condition and results of operations.

Mine accident-

On February 19, 2006 an explosion occurred at the IMMSA unit’s Pasta de Conchos coal mine, located in San Juan de Sabinas, Coahuila, Mexico. Immediately, IMMSA along with neighboring industry initiated a rescue effort.  Federal and local governmental help and support was received.  As a result of the accident 8 miners were injured and 65 perished.

The Coahuila public district attorney (Procurador de Justicia) initiated an investigation to establish (1) the causes of the accident and (2) the responsible party.  The investigation is underway; however, it will be necessary for the investigation team to have access to the site where the explosion occurred, which at present is blocked.  Recovery efforts are also continuing, however progress is very slow as access is blocked by debris and rocks.  It may take a further 3 to 6 months to complete this effort.  The underground coal mining operations at Pasta de Conchos have been suspended and it is uncertain when such operations will resume.

Other legal matters-

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco.  In March 2003, AMC purchased its interest in SCC from Asarco.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  The consent decree is binding solely on the U.S. government.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other matters, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage, which was settled in November 2005.  As a result of various factors, including the above-mentioned work stoppage, on August 9, 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco is operating and managing its businesses as a debtor in possession.  Asarco LLC’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

Asarco has informed us that it believes that by utilizing the Chapter 11 process it can achieve an orderly restructuring of its business and finally resolve, among other contingencies, its environmental and asbestos claims.  However, it is impossible to predict how the bankruptcy court will ultimately rule with respect to such petitions and the impact such rulings will have on Asarco and its subsidiaries.

K.            Segment and Related Information:

The Company operates in a single industry, namely mining copper.  Prior to April 1, 2005 acquisition of Minera Mexico, the Company determined that its operations in Peru fell within one segment.  With the acquisition of Minera Mexico the Company continues to operate principally in one industry, the mining of copper.  However, because of the demands of managing operations in two countries, effective April 1, 2005 Company management views the new Southern Copper as having three operating segments and manages on the basis of these segments.  Additionally, in mining copper, the Company produces a number of by-products, most important of which are molybdenum, silver and zinc.  The significant increase in the price of molybdenum over the past two years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.  Added to the segment information is the information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

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

The Chief Operating Officer of the Company focuses on operating income as a measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$336.5	$153.5	$786.7	$—	$1,276.7
Intersegment sales	63.7	8.3	—	(72.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	200.7	86.8	286.7	(52.4)	521.8
Selling, general and administrative expense	8.5	5.2	9.7	(0.1)	23.3
Depreciation, amortization and depletion	50.1	7.2	20.3	0.4	78.0
Exploration	0.1	1.3	3.2	—	4.6
Operating income	140.8	61.3	466.8	(19.9)	649.0
Less:
Interest, net					(7.3)
Loss on debt prepayment					(0.9)
Other income (expense)					8.5
Taxes on income					(207.9)
Minority interest					(2.1)
Net earnings					$439.3

Capital expenditure	$37.2	$11.8	$38.6	$—	$87.6
Property, net	$1,588.7	$272.5	$1,552.5	$28.8	$3,442.5
Total assets	$2,531.6	$561.5	$3,101.0	$(569.8)	$5,624.3

	Three Months Ended June 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$416.3	$59.9	$477.9	$—	$954.1
Intersegment sales	4.2	26.5		(30.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	239.1	65.1	174.4	(65.5)	413.1
Selling, general and administrative expense	6.9	4.1	8.2	1.2	20.4
Depreciation, amortization and depletion	46.5	5.9	18.5	(0.4)	70.5
Exploration	1.6	1.2	2.7	—	5.5
Operating income	126.4	10.1	274.1	34.0	444.6
Less:
Interest, net					(15.0)
Loss on derivative instruments					(2.6)
Loss on debt prepayment					(6.0)
Other income (expense)					(0.7)
Taxes on income					(106.8)
Minority interest					(1.6)
Net earnings					$311.9

Capital expenditures	$13.1	$5.7	$51.2	$—	$70.0
Property, net	$1,542.6	$261.3	$1,282.4	$23.2	$3,109.5
Total assets	$2,229.3	$629.4	$2,300.0	$(132.0)	$5,026.7

	Six Months Ended June 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$725.4	$270.1	$1,402.5	$—	$2,398.0
Intersegment sales	159.6	25.4	—	(185.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	384.6	161.7	554.2	(171.8)	928.7
Selling, general and administrative expense	16.3	9.0	19.0	3.0	47.3
Depreciation, amortization and depletion	76.8	14.1	40.1	0.1	131.1
Exploration	0.6	3.0	5.6	—	9.2
Operating income	406.7	107.7	783.6	(16.3)	1,281.7
Less:
Interest, net					(15.9)
Loss on debt prepayment					(0.9)
Other income (expense)					7.5
Taxes on income					(407.7)
Minority interest					(3.8)
Net earnings					$860.9

Capital expenditure	$88.0	$19.6	$123.1	$—	$230.7
Property, net	$1,588.7	$272.5	$1,552.5	$28.8	$3,442.5
Total assets	$2,531.6	$561.5	$3,101.0	$(569.8)	$5,624.3

	Six Months Ended June 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Combined

Net sales outside of segments	$820.6	$113.1	$959.2	$—	$1,892.9
Intersegment sales	74.5	129.9	—	(204.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	493.3	188.5	346.7	(225.8)	802.7
Selling, general and administrative expense	13.0	7.8	16.7	1.5	39.0
Depreciation, amortization and depletion	83.2	11.3	37.1	(0.1)	131.5
Exploration	2.4	2.7	5.7	—	10.8
Operating income	303.2	32.7	553.0	20.0	908.9
Less:
Interest, net					(32.5)
Loss on derivative instruments					(2.7)
Loss on debt prepayment					(7.7)
Other income (expense)					0.2
Taxes on income					(252.9)
Minority interest					(3.0)
Net earnings					$610.3

Capital expenditures	$27.8	$15.9	$101.6	—	$145.3
Property, net	$1,542.6	$261.3	$1,282.4	$23.2	$3,109.5
Total assets	$2,229.3	$629.4	$2,300.0	$(132.0)	$5,026.7

Sales value per segment:

	Three Months Ended June 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$375.3	$32.8	$640.0	$(63.2)	$984.9
Molybdenum	1.7	—	125.5	—	127.2
Other	23.2	129.0	21.2	(8.8)	164.6
Total	$400.2	$161.8	$786.7	(72.0)	$1,276.7

	Three Months Ended June 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$299.7	$15.4	$290.7	$(12.9)	$592.9
Molybdenum	77.9	—	178.5	—	256.4
Other	42.9	71.0	8.7	(17.8)	104.8
Total	$420.5	$86.4	$477.9	$(30.7)	$954.1

	Six Months Ended June 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$792.7	$57.6	$1,123.1	$(148.3)	$1,825.1
Molybdenum	35.7	—	225.8	—	261.5
Other	56.6	237.9	53.6	(36.7)	311.4
Total	$885.0	$295.5	$1,402.5	$(185.0)	$2,398.0

	Six Months Ended June 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Combined

Copper	$646.6	$99.1	$562.4	$(161.7)	$1,146.4
Molybdenum	153.3	—	379.8	—	533.1
Other	95.2	143.9	17.0	(42.7)	213.4
Total	$895.1	$243.0	$959.2	$(204.4)	$1,892.9

Geographic breakdown of Southern Copper’s sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)
	2006	2005	2006	2005
United States	$533.8	$409.2	$1,023.4	$626.7
Europe	493.3	180.1	757.7	367.6
Mexico	213.1	115.8	369.6	411.4
Peru	30.2	17.3	55.4	31.9
Latin America (excluding Mexico and Peru)	171.3	184.3	289.6	373.2
Asia	92.9	51.3	160.2	93.3
Derivative instruments	(257.9)	(3.9)	(257.9)	(11.2)
Total	$1,276.7	$954.1	$2,398.0	$1,892.9

Major Customer Segment Information:

For the six months ended June 30, 2006, the Company had revenues from a copper customer of the Mexican and Peruvian operations, which amounted to 11.9% of total revenue.

L.              Impact of New Accounting standards:

In February 2006 the FASB published SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and 140.  This statement improves financial reporting by eliminating the exemption from applying statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  This statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for financial instruments, fair value.  SFAS 155 will be effective for all instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is evaluating the impact that this statement may have on its financial position or results of operations.

In March 2006 the FASB published SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”.  This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value.  Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments.  An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The Company is evaluating the impact that this statement may have on its financial position or results of operations.

The Board decided to require additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods.

SFAS No. 156 will be adopted by the Company as of the beginning of the fiscal year that begins after September 15, 2006. The Company is evaluating the impact that this statement may have on its financial position or results of operations.

In June 2006, the FASB published FIN 48 “Accounting for Uncertainty in Income Taxes” —an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is evaluating the impact that this statement may have on its financial position or results of operations.

Part I Item 1a.  Risk Factors

Set forth below are certain changes from the risk factors previously disclosed in SCC’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 28, 2006 with the Securities and Exchange Commission.

We may be adversely affected by labor disputes.

During the first half of 2006, there were a number of work stoppages at some of our Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive. An illegal work stoppage at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended when the mine was returned to the Company on July 26, 2006.  An illegal work stoppage at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Additionally, workers at the Cananea copper mine went on an illegal work stoppage on June 1, 2006, returning to work six weeks later on July 17, 2006.  These work stoppages have been declared illegal by the Mexican authorities.  On June 9, 2006, we announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations.  As a result of these illegal work stoppages, we declared “force majeure” on certain of our June and July copper contracts.  On July 14, 2006, with the approval of a Labor Court, the Company fired the La Caridad workers. Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities. On July 26, 2006, the installations were returned to the Company and the Company commenced to hire workers are being hired to resume operations.  The Company intends to reopen this mining unit with a structure that would eliminate the obstacles hampering productivity and permit the Company to continue to implement modern mechanisms similar to those in other mines worldwide, to improve productivity at La Caridad.  We cannot assure that these events or further labor disputed will not have an adverse effect on our business, results of operation or financial condition.

Peruvian economic and political conditions may have an adverse impact on our business.

On April 9, 2006, Peruvian citizens participated in the election for president, congress and representatives to the Andean Parliament, to be appointed for the five-year period commencing July 28, 2006.  24 political parties participated in this election process.

As none of the presidential candidates received more than 50 percent of the valid votes; on June 4, 2006 a run-off election between the top two vote getters was held. On June 16, 2006 the National Office of Electoral Processes proclaimed Mr. Alan Garcia president-elect, thereby bringing the electoral process to an end. Mr. Garcia assumed office on July 28, 2006. Mr. Garcia, a member of the APRA party, was president of Peru from 1985 to 1990.

Because we have significant operations in Peru, we cannot provide any assurance that political developments in Peru, including the 2006 presidential and congressional elections, will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Mexican economic and political conditions may have an adverse impact on our business.

A general election was held in Mexico on Sunday, July 2, 2006.  Voters went to the polls to elect, on the federal level: a new President of the Republic for six years, 500 members to the Chamber of Deputies and 128 members to the Senate.  On July 6, 2006 Preliminary results declared Mr. Felipe Calderon winner of the presidential election, by a very slim margin. Mr. Calderon is a member of Partido Accion Nacional (the

National Action Party). Mr. Andres Lopez Obrador, the candidate of the Partido de la Revolucion Democratica, the runner-up to Mr. Calderon has filed challenges in many electoral districts, alleging irregularities and called for street protests. He is requesting manual ballot-by-ballot recount in these districts. The Federal Electoral Tribunal, Mexico´s highest court in electoral matters, must certify a winner by September 6, 2006.

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

Part I Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  Market forces outside of our control largely determine the sales prices for our products.  Our management, therefore, focuses on copper production cost control, production enhancement and maintaining a prudent and conservative capital structure to improve profitability.  We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices (iii) the effects of inflation and other local currency issues and (iv) our expansion and modernization program.

Operating Cash Costs.  An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our cash cost per pound to the cost of sales (including depreciation, amortization and depletion), is presented under the subheading “Non-GAAP Information Reconciliation”, below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less by-products revenue and sales premiums, depreciation amortization and depletion, workers’ participation and other miscellaneous charges, the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc and silver and the premiums over market price that we receive on copper sales.  We account for the by-product revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The recent surge in the price of molybdenum has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-products revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash cost are items of a non-recurring nature, and the new Peruvian royalty and in periods prior to 2006 the portion of mine stripping costs that we capitalized.

Our operating cash costs per pound, as defined, are presented in the table below, for the three and six months ended June 30, 2006 and 2005.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in cents per pound)
Cash cost per pound of copper produced and purchased	36.5	(2.9)	28.8	(9.4)
Cash cost per pound of copper produced and purchased without by-products revenue	129.1	100.6	122.8	98.1

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sales is presented below.

As seen on the chart above, our per pound cash cost for the second quarter and six months of 2006 when calculated with by-products revenue is 36.5 cents and 28.8 cents respectively, compared with credits of 2.9 cents and 9.4 cents in the second quarter and six months of 2005, respectively.  The reduction in by-products credit was due to lower molybdenum prices and volume partially offset by increases in silver and zinc prices.  The price of molybdenum in the second quarter and six months of 2006 averaged $24.22 per pound and $23.23 per pound, respectively, as compared to $34.64 per pound and $32.54 per pound in the comparable 2005 periods.    The price of zinc averaged $1.49 and $1.26 per pound in the second quarter and first six months of 2006, respective increases of 157% and 114% over the comparable 2005 periods.  The silver price averaged $12.22 and $10.96 per ounce in the second quarter and first six months of 2006, respective increases of 71% and 55% over the comparable 2005 periods.

Our cash costs, excluding by-product revenues, were higher by 28.5 cents and 24.7 cents per pound in the second quarter and six months of 2006, respectively, than the comparable 2005 periods.  In 2006, a new accounting policy was adopted, which requires that we charge to production cost all mine stripping cost.  Under our previous policy, in 2005, a portion of our mine stripping cost was capitalized.  In the second quarter and first six months of 2005, our per pound cash costs were reduced by 7.1 cents and 6.7 cents, respectively, for capitalized mine stripping cost.  In addition, because of illegal work stoppages related production decreases in our Mexican operations we needed to purchase additional copper concentrates to meet our smelting requirements.  As we include the cost of purchased material in our operating cash cost, the impact of this material increased our per pound operating cash cost by 28.6 and 15.3 cents in the second quarter and first six months of 2006, respectively, over the comparable 2005 periods.

Metal Prices.  The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.  Metals prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control.  These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates.  In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to speculative activities.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2006 earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$8.7	$15.3	$1.7	$11.2

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.  Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian Nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the Nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in Nuevos soles or pesos can be affected by devaluation of the Nuevo sol or the peso, resulting in a remeasurement loss in our condensed consolidated combined financial statements.

For the three and six months ended June 30, 2006 and 2005, inflation and devaluation rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Peru:
Inflation rate	(0.2)%	0.5%	1.4%	1.0%
New Sol/Dollar (change in exchange rate)	(2.9)%	(0.3)%	(5.0)%	(0.9)%

Mexico:
Inflation rate	(0.2)%	—	0.7%	0.8%
Peso/dollar (change in exchange rate)	4.1%	(4.0)%	6.4%	(3.7)%

Expansion and Modernization Program.

The Ilo smelter modernization project in Peru is moving ahead on schedule with construction work in process and is expected to finish by January 2007.  At July 31, 2006, the smelter project reached 91.5% completion. Two new 70MVA transformers were energized and are operating. The oxygen plant, the water intake and desalinization plants are finished and ready for operation. Investments in the smelter project exceed $400 million and have generated more than 3,500 new jobs during the construction; 50% of them from the city of Ilo. With the completion of the Ilo smelter modernization project, we will have fulfilled our obligations under the PAMA.  Total investment for all steps of the PAMA will be approximately $600 million.

Additionally, the Company’s crushing and conveying project at the Toquepala mine are in production.  The primary crusher and overland conveying system are fully operational; construction of the ramp for this project will continue until expected completion in the fourth quarter of 2006.  The project is 96.8% complete.  We will construct a new SX/EW plant at the Cananea mine with a 33,000 mtpy capacity. A letter of intent was issued to Bechtel International, Inc. to develop the plant’s basic engineering.

The Company is currently in the evaluation process of the Ilo Smelter expansion from 1.2 million tons to 1.8 million tons of concentrates and the Ilo refinery expansion from 280,000 tons to 360,000 tons.

Regarding our Company’s exploration properties, in May 2006, we began a pre-feasibility study at Los Chancas, a copper-molybdenum property in southern Peru.  We expect that the study will be completed late this year at which time we would hope to move forward with a full feasibility study.  It is our plan to fast track this project.  Additionally, we have requested bids for a pre-feasibility study for Tia Maria, a copper deposit in the department of Arequipa, Peru.  We expect to begin this study in the third quarter of 2006 and be completed in early 2007.  The Company will continue to invest this year to complete the $436 million budget for our various capital projects, and we expect to invest in the following years in the Los Chancas and Tia Maria projects, which represent an estimated investment of around $800 million to $1 billion.  Estimated additional copper production would be approximately 100 to 210 thousand tons per year, starting 2009 and 2011, respectively.  We intend to invest more than $33 million this year in exploration in three countries where we operate – Peru, Mexico and Chile.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated combined financial statements, which have been prepared in accordance with US GAAP.  Preparation of these condensed consolidated combined financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, fair value of financial instruments and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial and operating results for three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in millions)
	2006	2005	2006	2005
Statement of Earnings Data

Net sales	$1,276.7	$954.1	$2,398.0	$1,892.9
Operating costs and expenses	(627.7)	(509.5)	(1,116.3)	(984.0)
Operating income	649.0	444.6	1,281.7	908.9
Non-operating income (expense)	0.3	(24.3)	(9.3)	(42.7)
Earnings before taxes and minority interest	649.3	420.3	1,272.4	866.2
Taxes on income	(207.9)	(106.8)	(407.7)	(252.9)
Minority interest	(2.1)	(1.6)	(3.8)	(3.0)
Net earnings	$439.3	$311.9	$860.9	$610.3

Mine copper production amounted to 273.9 million pounds in the second quarter of 2006, a decrease of 26.4% compared with the second quarter of 2005.  This decrease of 98.0 million pounds included a decrease of 110.0 million pounds from the Mexican open pit operations, a decrease of 2.7 million pounds from the Mexican underground mines and an increase of 14.7 million pounds from the Peruvian open pit mines.

The decrease of 110.0 million pounds in the production from the Mexican open pit mines was due to the La Caridad mine closing, as a result of an illegal work stoppage and the illegal work stoppage at the Cananea mine. As a result, the Company has declared force majeure on June and July copper delivery contracts of our Mexican open pit mines.  The illegal work stoppage at Cananea was finally resolved on July 17, 2006.  The increase of 14.7 million pounds from the Peruvian open pit mines was the result of higher ore grades and recoveries in both the Cuajone and Toquepala mines.  The decrease of 2.7 million pounds in the Mexican underground mines was due to an illegal work stoppage at the San Martin mine which resulted in 46 days of production loss in the second quarter of 2006.

Molybdenum production decreased from 7.9 million pounds in the second quarter of 2005 to 5.1 million pounds in the second quarter of 2006.  This 35.2% decrease in production is due to 2.1 million of lower production in the Mexican operations as result of the closing of the La Caridad mine and a decrease of 0.6 million pounds in Peruvian production, mainly due to lower ore grade and recovery at the Cuajone mine.

Mine zinc production amounted to 70.1 million pounds in the second quarter of 2006, a 14.3% decrease from the second quarter of 2005. The decrease of 11.7 million in zinc production is due to the illegal work stoppage at the San Martin mine.  We have restored 50% of the zinc production at the San Luis Potosi zinc refinery in June and expect to restore the remaining 50% by August 2006. The refinery was shut down in January after an electrical fire at a power station.

The table below outlines the average metal prices during the three and six months periods ended June 30, 2006 and 2005:

Average Metals Prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Copper ($ per pound – LME)	$3.27	$1.54	112	$2.76	$1.51	83
Copper ($ per pound – COMEX)	$3.37	$1.53	120	$2.81	$1.50	87
Molybdenum ($ per pound)	$24.22	$34.64	(30)	$23.23	$32.54	(29)
Zinc ($ per pound – LME)	$1.49	$0.58	157	$1.26	$0.59	114
Silver ($ per ounce – COMEX)	$12.22	$7.16	71	$10.96	$7.07	55

Net Sales.  Net sales in the second quarter of 2006 increased $322.6 million to $1,276.7 million from $954.1 million in the comparable period in 2005.  Net sales in the first six months of 2006 increased $505.1 million to $2,398.0 million from $1,892.9 million in the comparable period in 2005.  The increases in net sales were principally the result of higher copper, zinc and silver prices reduced by lower molybdenum prices, lower sales volumes and losses on derivative instruments. Gain and losses on copper derivative instruments are now included in the net sales amount.  In previous reports these amounts were included in non-operating accounts.  Past amounts have been reclassified to conform to the new presentation.  Losses on copper derivative instruments decreased net sales by $257.9 million in both the second quarter and first six months of 2006; and by $3.9 million and $11.2 million in the second quarter and the first six months of 2005, respectively.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2006 and 2005:

Copper Sales (million pounds):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Copper:
Peruvian operations	208.3	181.9	395.5	358.5
Mexican open-pit	129.9	192.9	304.4	431.1
Mexican IMMSA unit	9.4	10.8	19.1	74.8
Inter segment elimination	(18.5)	(8.4)	(55.8)	(126.9)
Total copper sales	329.1	377.2	663.2	737.5

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2006 and 2005:

By-product Sales:

(in million pounds except silver - in million ounces)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Peruvian operations
Molybdenum contained in concentrates	5.2	5.1	10.9	11.7
Zinc - refined and in concentrate	—	—	10.5	—
Silver	1.3	0.8	2.9	1.8

Mexican open-pit
Molybdenum contained in concentrates	—	2.1	1.6	4.2
Zinc - refined and in concentrate	—	24.5	9.5	49.9
Silver	1.2	1.8	2.6	4.6

Mexican IMMSA unit
Zinc - refined and in concentrate	60.5	71.4	134.2	147.4
Silver	3.0	3.1	5.9	5.8

Intersegment elimination
Zinc - refined and in concentrate	—	(16.9)	(13.9)	(39.1)
Silver	(0.6)	(1.0)	(1.7)	(2.5)

Total by-product sales
Molybdenum contained in concentrates	5.2	7.2	12.5	15.9
Zinc - refined and in concentrate	60.5	79.0	140.3	158.2
Silver	4.9	4.7	9.7	9.7

At June 30, 2006, the Company has recorded provisionally priced sales of 95.4 million pounds of copper, at an average forward price of $3.37 per pound.  Also the Company has recorded provisionally priced sales of 3.6 million pounds of molybdenum at an average price of $25.00 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the third quarter of 2006.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses. Operating costs and expenses were $627.7 million in the second quarter of 2006 compared with $509.6 million in the second quarter of 2005.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended June 30, 2006 was $521.8 million compared with $413.1 million in the comparable 2005 period.

The principal reason for the increase in cost of sales in the second quarter 2006, as compared to the second quarter of 2005, is the illegal work stoppage activity in Mexico in 2006.  In order to meet smelting requirements and fulfill customer deliveries we were required to increase our purchases of copper concentrates on the open market.  This coupled with the increased copper prices in 2006 added an incremental $131.8 million to our 2006 cost of sales over the 2005 amount.  Other factors increasing cost of sales include, the effect of our new accounting policy of charging to production cost all mine stripping cost, an increase in cost of $26.7 million, an increase in mining royalties of $13.1 million and increased workers’ participation of $23.4 million.  Factors partially reducing cost of sales include lower fuel, power and repair costs at the Mexican operations affected by the illegal work stoppages and an exchange gain of $23.5 million due to the devaluation of the Mexican peso.

Operating costs and expenses were $1,116.4 million in the first six months of 2006 compared with $984.0 million in the first six months of 2005.  Cost of sales (exclusive of depreciation, amortization and depletion) for the six months ended June 30, 2006 was $928.7 million compared with $802.7 million in the comparable 2005 period.

The increase in cost of sales in the six-month 2006 period is due principally to $124.7 million of higher cost of copper concentrates purchased from third parties, to cover production work stoppages losses and an increase of $50.1 million due to our new accounting for mine stripping cost. Also, increases in workers’ participation of $28.1 million and higher mining royalties of $14.5 million added to 2006 cost of sale.  These increases were partially offset by a decrease in production cost due to $15.2 million of lower fuel and power cost and $18.4 million of lower operating and repair material cost, reflecting the loss in production in our Mexican operations during part of the second quarter.  Additionally, cost of sales includes a positive effect for an exchange difference of $21.7 million due to the devaluation of the Mexican peso.

Depreciation, amortization and depletion for the three months ended June 30, 2006, were $78.0 million compared with $70.5 million in the second quarter of 2005.  The increase of $7.5 million is mainly attributable to $9.7 million of higher amortization of leachable material and $ 3.8 of higher depreciation in our Peruvian operations partially offset by $6.0 million of lower capitalized interest amortization.

Selling and administrative expenses for the six months ended June 30, 2006, were $47.3 million compared with $39.0 million in the first six months of 2005.  The increase of $8.3 million is mainly attributable to $2.7 million of higher salaries and wages, $2.2 million of higher fees for consulting and other services.

Non-Operating Income (Expense):  Interest expense in the second quarter and the first six months of 2006 were approximately 30.8% and 5.3% higher, respectively, than the comparable 2005 periods.  These increases are the result of the increase in long-term debt.

In the three and six months ended June 30, 2006 we recorded a loss on debt prepayments of $0.9 million due to the repurchased of $16.5 million of our Yankee bonds compare with $6.0 million and $7.7 million, in the three and six months ended June 2005 related to a prepayment penalty on the retirement of our Peruvian bonds and the repurchase of Yankee bonds.

Interest income was $14.3 million and $23.6 million in the second quarter and first six months of 2006 compared to $3.0 and $8.5 million in the second quarter and first six months of 2005.  These increases were principally the result of higher cash balances in the periods and higher rates of interest earned.

Taxes on income for the six months ended June 30, 2006 and 2005 were $407.7 million and $252.9 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2006 and 2005 periods are 32.0% and 29.2%, respectively.  The increase in the 2006 effective tax rate is attributable to the following factors: 1) a non-deductible expense in our Peruvian operation of $138.4 million for copper derivative losses in the 2006 period, 2) a non-deductible expense of $28.2 million for workers’ participation resulting from a change in Mexican law regarding the basis of calculation in the 2005 period, 3) a tax refund of $43.4 million received by our Mexican subsidiary in the 2005 period for asset-based taxes (minimum income tax) paid in prior years, and 4)a decrease of 1% in the 2006 statutory tax rate for our Mexican operations.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net sales	$786.7	$477.9	$1,402.5	$959.2
Operating costs and expenses	(319.9)	(203.8)	(618.9)	(406.2)
Operating income	$466.8	$274.1	$783.6	$553.0

Net sales in the second quarter 2006 increased $308.8 million to $786.7 million from $477.9 million in the comparable period of 2005.  Net sales in the first six months of 2006 increased $443.3 million to $1,402.5 million from $959.2 million in the first half of 2005.  The increase in net sales is principally the result of higher copper prices.  Copper sales volume increased in 2006, principally as a result of the copper purchased from our Mexican operations.  Molybdenum sales volume, however, decreased in the 2006 period, due to lower production, and lower molybdenum sales prices.  Additionally, a loss on copper derivatives of $138.4 is included in the second quarter of 2006.

Operating cost and expenses in the second quarter of 2006 increased by $116.1 million to $319.9 million from $203.8 million in the second quarter of 2005, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended June 30, 2006 was $286.7 million compared to $174.4 million in the same period of 2005.  The increase in cost of sales includes $66.3 million of metals purchased from our Mexican operations, $11.6 million of capitalized mine stripping cost in 2005, $16.7 million of higher workers’ participation and $11.2 million of higher mining royalties.

Operating cost and expenses in the first half of 2006 increased by $212.7 million to $618.9 million form $406.2 million in the first half of 2005, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) for the six months ended June 30, 2006 was $554.2 million compared to $346.7 million in the same period of 2005.  The increase in cost of sales includes $144.2 million of metals purchased from our Mexican operations, $21.2 million of lower capitalized mine stripping cost, $21.7 million of higher workers’ participation and $12.5 million of higher mining royalties.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and six months periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net sales	$400.2	$420.5	$885.0	$895.1
Operating costs and expenses	(259.4)	(294.1)	(478.3)	(591.9)
Operating income	$140.8	$126.4	$406.7	$303.2

Net sales in the second quarter of 2006 decreased $20.3 million to $400.2 million from $420.5 million in the second quarter of 2005.  Net sales in the first half of 2006 decreased $10.1 million to $885.0 million from $895.1 million in the first half of 2005.  The decrease in net sales is the result of lower copper sales volume due to the illegal work stoppage in both mines and a loss on copper derivatives of $119.6 million, partially offset by the increase in metal prices.

Operating cost and expenses in the second quarter of 2006 decreased by $34.7 million to $259.4 million from $294.1 million in the second quarter of 2005, principally due to lower cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $38.4 million to $200.7 million from $239.1 million in 2005.  The decrease in cost of sales was principally due to a decrease of $62.9 million in inventory and $54.7 million of lower power, fuel and other production cost due to the loss in production consequence of La Caridad mine closing and the Cananea illegal work stoppage. In addition, cost of sales includes $81.6 million of higher copper concentrates purchased from third parties to cover the loss in production and $15.5 million of capitalized mine stripping cost in 2005.

Operating cost and expenses in the first half of 2006 decreased by $113.6 million to $478.3 million from $591.9 million in the first half of 2005, principally due to lower cost of sales and depreciation, amortization and depletion.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $108.7 million to $384.6 million from $493.3 million in 2005.  The decrease in cost of sales was principally due to a decrease of $84.5 million in inventory and $38.0 million of lower power, fuel and other production cost due to the loss in production consequence of La Caridad mine closing and the Cananea illegal work stoppage. In addition, cost of sales includes $31.1 million of gain in translation difference due to the devaluation of the Mexican peso.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and six months periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net sales	$161.8	$86.4	$295.5	$243.0
Operating costs and expenses	(100.5)	(76.3)	(187.8)	(210.3)
Operating income	$61.3	$10.1	$107.7	$32.7

Net sales in the second quarter 2006 increased $75.4 million to $161.8 million from $86.4 million in the comparable period of 2005.  Net sales in the first six months of 2006 increased $52.5 million to $295.5 million from $243.0 million in the comparable period of 2005.  The increase in net sales is principally due to higher market prices partially offset by a decrease in volume as a result of lower copper production due to illegal work stoppage activity in the San Martin mine.

Operating cost and expenses in the second quarter of 2006 increased by $24.2 million to $100.5 million from $76.3 million in the second quarter of 2005.  Cost of sales

(exclusive of depreciation, amortization and depletion) increased $21.6 million to $86.8 million in the second quarter of 2006 from $65.2 million in the second quarter of 2005 principally due to $16.5 million of higher purchases of metals from third parties, $4.3 million of higher operating and repair material cost and $1.3 million of higher workers’ participation.

Operating costs and expenses in the first half of 2006 decreased by $22.5 million to $187.8 million from $210.3 million in the first six months of 2005.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $26.9 million to $161.7 million in the first half of 2006 from $188.6 million in the first half of 2005 principally due to $49.9 million of lower purchases of metals from third parties, $9.6 million of lower power and fuel cost, partially offset by $12.1 million of higher workers’ participation.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note K of the financial statements.

CASH FLOW

The following table shows the cash flow for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net cash provided from operating activities	$132.8	$181.8	$570.5	$534.3
Net cash used for investment activities	$(83.8)	$(8.0)	$(228.7)	$(113.1)
Net cash used for financing activities	$(46.8)	$(452.5)	$(454.1)	$(672.3)

Second Quarter:  Net cash provided by operating activities was $132.8 million in the second quarter of 2006, compared with $181.8 million in the 2005 period. The decrease of $49.0 million was principally due to an increase in the build-up of working capital of $158.4 million, mainly due to a net increase in accounts receivable partially offset by higher earnings.

Net cash used in investing activities was $83.8 million in the second quarter of 2006 compared with $8.0 million in the second quarter of 2005 and included $87.6 million for capital expenditures.  The capital expenditures included investments at our Peruvian operations of $23.1 million for the Ilo smelter modernization project and $15.5 million for various other replacement expenditures.  In addition, we spent $49.0 million for replacement assets at our Mexican operations, of which $37.2 million was at our Mexican open pit operations and $11.8 million in our IMMSA unit.  In the second quarter of 2005, cash used for investment activities was $8.0 million; this amount includes capital spending of $70.0 million, $34.7 million which was in the Ilo smelter modernization project, $16.5 from other replacement expenditures in Peru and $18.8 million from replacement expenditures in Mexico.  Investing activities in the second quarter of 2005 also included sales of marketable securities of $74.3 million.

Net cash used in financing activities in the second quarter of 2006 was $46.8 million, compared with $452.5 million in the second quarter of 2005.  The second quarter of 2006 includes a dividend distribution of $404.9 million and $367.7 million of net debt incurred.  The second quarter of 2005 includes a dividend distribution of $350.0 million and $99.6 million of net debt repayment.

Six Months:  Net cash provided by operating activities was $570.5 million in the first six months of 2006 compared with $534.3 million in the same period of 2005.  The increase of $36.2 million was principally due to $303.1 million of higher earnings including the $52.5 million effect of the change in accounting policy for mine stripping, net of an increase in the build-up of working capital of $226.0 million mainly due to a net increase in accounts receivable.

Net cash used in investing activities was $228.7 million in the first six months of 2006 compared with $113.1 million in the first six months of 2005 and included $230.7 million for capital expenditures.  The capital expenditures included investments at our Peruvian operations of $86.4 million for the Ilo smelter modernization project and $36.7 for various other replacement expenditures.  In addition, we spent $107.6 million for replacement assets at our Mexican operations, of which $88.0 million belongs to our Mexican open pit operations and $19.6 million to our IMMSA unit.  In the first half of 2005, cash used for investing activities was $113.1 million; this amount includes capital spending of $145.2 million, $65.3 million of which was in the Ilo smelter modernization project, $36.3 million from other replacement expenditures in Peru and $43.7 million from replacement expenditures in Mexico.  Investing activities in 2005 also included net sales of marketable securities of $45.3 million.

Net cash used in financing activities in the first six months of 2006 was $454.1 million, compared with $672.3 million in the first six months of 2005.  The first six months of 2006 includes a dividend distribution of $809.8 million and net debt incurred of $367.7 million.  The first six months of 2005 includes a dividend distribution of $450.0 million and net debt repaid of $218.6 million.

LIQUIDITY AND CAPITAL RESOURCES

On June 2, 2006, the Company paid a quarterly dividend of $2.75 per share, totaling $404.9 million.  On July 12, 2006, the Board of Directors approved a quarterly dividend of $2.00 per share, totaling $294.5 million, to be paid on August 25, 2006, to shareholders of record as of August 2, 2006.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and bring SCC into compliance with PAMA requirements.  In July 2003, we awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xtrata plc (formerly M.I.M. Holding Limited).  The project is using the Australian ISASMELT technology and the Company believes that it will comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established by the PAMA.  The estimated cost of this project is $500 million including $474.9 million expended through June 30, 2006.

On May 9, 2006, we issued an additional $400 million 7.5% notes due 2035. The notes are in addition to the $600 million of existing 7.5% notes due 2035 that we issued in July 2005. The current transaction was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond. The original issue in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond. The notes are Investment Grade rated Baa2 by Moody’s, BBB- by Standard & Poor’s, and BBB- by Fitch.  Proceeds from the issuance of the notes will be used to partially fund our $600 million expansion program, which includes an expansion of productive capacity at the Ilo, Peru smelter and refinery, construction of a new SX/EW plant at Cananea, the initial cost to develop our Los Chancas and Tia Maria projects and the remaining investment to complete the Ilo smelter modernization.

The notes issued in July 2005 and the new notes issued in May 2006 are treated as a single series of notes under the indenture, including for purposes of covenants, waivers and amendments.  The Company has filed a registration statement with the

Securities and Exchange Commission, which registration statement has become effective, to exchange the new notes for notes registered under the Securities Act of 1933, as amended.

We expect that we will meet our cash requirements for 2006 and beyond from internally generated funds, cash on hand and from additional external financing, if required.  At June 30, 2006 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 32.5% as compared with 26.0% at December 31, 2005.  At June 30, 2006, the Company’s cash and cash equivalent amounted to $801.0 million compared to $876.0 million at December 31, 2005.

CONTRACTUAL OBLIGATIONS:

The following table summarizes our significant contractual obligations as of June 30, 2006. The following table, as of June 30, 2006, reflects an update of the major changes to the similar table presented in the Company’s Form 10K-A at December 31,2005:

		Payments due by Period
	Total	2nd half 2006	2007	2008	2009	2010	2011 and Thereafter
	(dollars in millions)
Long-term debt	$1,556.8	$5.0	$10.0	$166.8	$10.0	$10.0	$1,355.0
Interest on debt	2,621.9	70.9	116.7	116.1	102.5	101.9	2,113.8
Purchase obligations:
Commitment to purchase energy	1,625.7	144.2	134.7	134.7	134.7	134.7	942.7
Capital purchase obligations	104.6	69.5	35.1	—	—	—	—

Total	$5,909.0	$289.6	$296.5	$417.6	$247.2	$246.6	$4,411.5

Interest on debt calculated at rates in effect at June 30, 2006.  Please refer to “Liquidity and capital resources” above for an update of our long-term debt arrangements and credit facilities.

We have a commitment to purchase power for our Peruvian operations from Energia del Sur, S.A. until 2017.  Amounts indicated on the above table are based on power costs in 2005, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Pursuant to our PAMA we have committed to bring our operations into compliance with environmental standards established by the government of Peru.  The capital purchase obligation in the above table is for the estimated cost of completing the Ilo smelter modernization, our remaining obligation under our PAMA.

For an update on this matter see “Expansion and Modernization Programs”.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended June 30,
	2006		2005
	$ million	¢ per pound	$ million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$599.8	169.8	$483.7	128.4
Add:
Selling, general and administrative expenses	23.3	6.6	20.4	5.4
Treatment and refining charges	12.4	3.5	22.5	6.0
Less:
By-products revenue	(327.2)	(92.6)	(389.6)	(103.5)
Depreciation, amortization and depletion	(78.0)	(22.1)	(70.5)	(18.7)
Workers’ participation	(74.4)	(21.3)	(50.8)	(13.8)
Royalty charge and other	(53.8)	(15.2)	(37.8)	(10.0)
Inventory change	25.5	7.2	11.4	3.0
Operating cash cost	127.6	36.5	(10.7)	(2.9)

Add by-product revenue	327.2	92.6	389.6	103.5

Operating cash cost, without by-product revenue	$454.8	129.1	$378.9	100.6

Total pounds of copper produced and purchased (in millions)	353.2		376.6

	Six Months Ended June 30,
	2006		2005
	$ million	¢ per pound	$ million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$1,059.8	150.8	$934.2	125.6
Add:
Selling, general and administrative expenses	47.3	6.7	39.0	5.2
Treatment and refining charges	16.7	2.4	27.1	3.6
Less:
By-products revenue	(660.6)	(94.0)	(800.0)	(107.5)
Depreciation, amortization and depletion	(131.1)	(18.7)	(131.5)	(17.7)
Workers’ participation	(136.0)	(19.3)	(107.6)	(14.5)
Royalty charge and other	(53.3)	(7.6)	(46.0)	(6.1)
Inventory change	59.7	8.5	14.9	2.0
Operating cash cost	202.5	28.8	(69.9)	(9.4)

Add by-product revenue	660.6	94.0	800.0	107.5

Operating cash cost, without by-product revenue	$863.1	122.8	$730.1	98.1

Total pounds of copper produced and purchased (in millions)	702.9		743.9

Impact of New Accounting Standards

Please see note L to our condensed consolidated financial statements.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico City, August 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and its subsidiaries as of June 30, 2006, and the related condensed consolidated combined statement of earnings and cash flows for each of the three-month and six-month periods ended June 30, 2006 and June 30, 2005.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated combined statement of earnings, changes in stockholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 13, 2006, we expressed unqualified opinions thereon.  The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS

PART II – OTHER INFORMATION

Item 1. – Legal Procedures

The information provided in Note J to the condensed consolidated combined financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 4. – Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on Thursday, April 27, 2006.  The meeting was adjourned on April 27, 2006 and reconvened on May 4, 2006, and further adjourned and reconvened on May 11, 2006.

At the annual meeting, the holders of Common Stock were asked to elect 13 directors.  The holders of Common Stock were also asked to approve the amendments to the by-laws to:

•                  eliminate certain extraneous provisions relating to the retired series of Class A Common Stock;

•                  introduce a new provision for advance notice to shareholders seeking to nominate directors or to propose other business at annual or special meetings of the Common Stockholders (as applicable);

•                  substitute Grupo Mexico for ASARCO Incorporated in the “Change in control” definition in the Corporation’s by-laws; and

•                  eliminate the 80% supermajority vote requirement for certain corporate actions.

The holders of Common Stock were asked to approve the amendments to the Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock, which the Corporation is authorized to issue from 167,207,640 shares to 320,000,000 shares.  The holders of Common Stock were also asked to approve and ratify the selection of PricewaterhouseCoopers S.C., as independent accountants for 2006.

Votes cast in the election of directors by holders of Common Stock on April 27, 2006 were as follows:

	For	Withheld
German Larrea Mota-Velasco	123,109,519	233,530
Oscar Gonzalez Rocha	123,107,304	235,745
Emilio Carrillo Gamboa	123,109,519	233,530
Jaime Fernando Collazo Gonzalez	123,107,504	235,545
Xavier Garcia de Quevedo Topete	123,109,319	233,730
J. Eduardo Gonzalez Félix	123,107,504	235,545
Harold S. Handelsman	123,319,044	24,005
Genaro Larrea Mota-Velasco	123,109,519	233,530
Armando Ortega Gomez	123,109,319	233,730
Luis Miguel Palomino Bonilla	121,395,308	1,947,741
Gilberto Perezalonso Cifuentes	123,319,044	24,005
Juan Rebolledo Gout	123,107,504	235,545
Carlos Ruiz Sacristan	123,109,519	233,530

Accordingly, each individual was duly elected as a director of the Corporation to serve his term of office or until his successor has been duly elected and qualified.

At the annual meeting, on April 27, 2006, the proposal to amend the by-laws to eliminate certain extraneous provisions relating to the retired series of Class A Common Stock had received preliminary votes representing 117,566,887 votes for the proposal, 4,988,743 votes against and 787,419 abstentions, or an affirmative vote of 79.85% of the required votes.  Because the required vote for the approval of this proposal was 80% and because there were still votes that needed to be tabulated, the annual meeting for this proposal was adjourned until May 4, 2006.  On May 4, 2006, at the adjourned and reconvened meeting the stockholders approved the proposal, having received 118,681,888 votes for the proposal, 5,923,492 votes against the proposal, and 833,450 abstentions, or an affirmative vote of 80.61% of the required votes.

On April 27, 2006, stockholders approved the amendment to the by-laws to introduce a new provision for advance notice to shareholders seeking to nominate directors or to propose other business at annual or special meetings of the Common Stockholders (as applicable).  The proposal received the following votes:

	For	Against	Abstain

Common Stock	120,416,238	2,133,510	793,301

On April 27, 2006, stockholders approved the amendment to the by-laws to substitute Grupo Mexico for ASARCO Incorporated in the “Change in control” definition in the Corporation’s by-laws.  The Proposal received the following votes:

	For	Against	Abstain

Common Stock	122,435,950	122,150	784,949

On April 27, 2006, the proposal to amend the by-laws to eliminate the 80% supermajority vote requirement for certain corporate actions had received preliminary votes, representing the affirmative vote of 115,350,082 votes for the proposal, 7,922,395 votes against the proposal, and 70,572 abstentions, or an affirmative vote of 78.35% of the required votes.  Because the required vote for the approval of this proposal was 80% and because there were still votes that needed to be tabulated, the annual meeting for this proposal was adjourned first until May 4, 2006, and subsequently until May 11, 2006.   On May 11, 2006, at the adjourned and reconvened meeting stockholders did not approve the proposal having received 117,204,665 votes for the proposal, 9,136,029 votes against the proposal, and 96,736 abstentions, or an affirmative vote of 79.61% of the required votes.

On April 27, 2006, stockholders approved the amendments to the Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock, which the Corporation is authorized to issue from 167,207,640 shares to 320,000,000 shares.  The proposal received the following votes:

	For	Against	Abstain

Common Stock	120,638,197	59,995	2,644,857

On April 27, 2006, stockholders approved and ratified the selection of the independent accountants.  The proposal received the following votes:

	For	Against	Abstain

Common Stock	123,222,045	24,942	96,062

Item 6. – Exhibits

Exhibit No.	Description of Exhibit

15	Awareness letter of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 3, 2006

/s/ J. Eduardo Gonzalez Felix
J. Eduardo Gonzalez Felix
Vice President, Finance and Chief Financial Officer

August 3, 2006