Form 10-K/A
period 2005-12-31
SOUTHERN COPPER CORP/
filed 2006-08-30
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2005 FORM 10-K/A

Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Tatum Blvd. Suite 2500, Phoenix, AZ	85028
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (602) 977-6595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class			Name of each exchange on which registered
Stock, par value $0.01 per share			New York Stock Exchange Lima Stock Exchange
$200,000,000	6.375%	Notes due 2015	Luxembourg Stock Exchange
$600,000,000	7.500%	Notes due 2035	Luxembourg Stock Exchange

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

EXPLANATORY NOTE

This amendment on Form 10-K/A is being filed to amend the Annual Report on Form 10-K of Southern Copper Corporation (“SCC”) for the year ended December 31, 2005 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 13, 2006 (the “Original Filing”) and amended on Form 10-K/A on March 28, 2006. The purpose of this amendment is to amend portions of Item 1 and Item 2 as well as to update SCC’s address in our Form 10-K. Additionally, SCC has corrected certain minor typographical errors in the Original Filing.

While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, in an amended and restated format. Unless stated otherwise, all information contained in this amendment is as of December 31, 2005. This amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. This amendment does not affect the timeliness of the original filing to which this amendment relates.

PART I

Item 1.  Business

MINE ACCIDENT

On Sunday, February 19, 2006, at about 2:00 am, a gas explosion occurred at our Pasta de Conchos coal mine, located in the San Juan Sabinas municipality, in the state of Coahuila, Mexico. The explosion caused a cave-in at three of the main tunnels leading into the mine. Initially 11 of our miners were rescued, some with minor injuries and some unharmed. Regrettably, 65 of our miners remained trapped. Our crews, with assistance from the Mexican army, regional industry and supported from the government of Coahuila, worked around the clock to reach and rescue our men. As work progressed, the build up of methane gas made it apparent that any chance of our men remaining alive was hopeless. Commencing on Saturday, February 25 our efforts have been redefined as a mission to recover the bodies of our men so that their families can have the solace of proper burial. We honor the memory of these men –

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

Following is a map indicating the approximate location of, and access to, our Cuajone and Toquepala mine complexes as well as our Ilo processing facilities:

N
0 25 50 100Km.
Graphic Scale
100,000 E
150,000 E
200,000 E
250,000 E
300,000 E
350,000 E
400,000 E
450,000 E
500,000 E
550,000 E
8'250,000 N
8'200,000 N
8'150,000 N
8'100,000 N
8'050,000 N
8'000,000 N
TITICACA LAKE
AREQUIPA
MOQUEGUA
CUAJONE MINE
TOQUEPALA MINE
TAILS DAM
SMELTER
REFINERY
SPCC PORT
ILO
TACNA
CHILE
BOLIVIA
PACIFIC
OCEAN
PANAMERICAN HIGHWAY
COASTAL HIGHWAY
LIMA
AREQUIPA
ILO
TACNA
LEGEND
INTL. BORDER
PROVINCIAL BORDER
MAIN HIGHWAY
RURAL ROAD
SPCC RAILROAD
MAIN CITIES
SPCC FACILITIES
Peruvian Mines and Processing Facilities
Date: August 2006
Scale: Graphic (km)

Cuajone

Our Cuajone operations consist of an open-pit copper mine and a concentrator located in southern Peru, 30 kilometers from the city of Moquegua and 840 kilometers from Lima. Access to the Cuajone property is by plane from Lima to Tacna (1:20 hours) and then by highway to Moquegua and Cuajone (3:30 hours). The concentrator has a milling capacity of 87,000 tons per day. Overburden removal commenced in 1970 and ore production commenced in 1976. Our Cuajone operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2005, 2004 and 2003 production information for our Cuajone operations:

		2005	2004	2003
Mine annual operating days	(days)	365	366	365
Total material mined	(kt)	109,855	101,265	97,471
Total ore mined	(kt)	29,544	29,380	29,754
Copper grade	(%)	0.643	0.792	0.745
Molybdenum grade	(%)	0.026	0.025	0.026
Average ore mined per day	(kt)	80.9	80.3	81.5
Leach material mined	(kt)	0	0	0
Leach material grade	(%)	0	0	0
Stripping ratio	(x)	2.72	2.45	2.28
Total material milled	(kt)	29,621	29,319	29,798
Copper concentrate	(kt)	619.2	752.9	710.0
Molybdenum concentrate	(kt)	9.5	8.7	9.0
Average copper grade in concentrates	(%)	26.43	25.82	25.99
Molybdenum concentrate average grade	(%)	55.576	53.742	53.881
Copper in concentrate	(kt)	163.7	194.4	184.5
Molybdenum in concentrate	(kt)	5.3	4.7	4.9
Copper recovery	(%)	85.96	83.64	83.13
Molybdenum recovery	(%)	69.7	64.5	63.5

Key:                       kt = thousands of tons

x = ratio obtained dividing waste plus leachable material by ore mined

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major Cuajone mine equipment include 3 trucks with a capacity of 290 tons, 18 trucks with a capacity of 240 tons and 8 trucks with a capacity of 218 tons, 4 trucks with a capacity of 109 tons, 3 shovels with a capacity of 73 tons (43 m3), 1 shovel with a capacity of 54 tons, 1 shovel with a capacity of 23 tons (11.4 m3), 1 front end loader with a capacity of 42 tons, 4 front end loaders with a capacity of 3.8 m3, 3 front end loaders with a capacity of 3.1 m3, 3 front end loaders with a capacity of 6.1 m3, 4 electric drills and 1 wheel tractor. We continuously improve and renovate our equipment

Geology

The Cuajone porphyry copper deposit is located on the western slopes of Cordillera Occidental, in the southern-most Andes Mountains of Peru. The deposit is part of a mineral district that contains two additional known deposits, Toquepala and Quellaveco. The copper mineralization at Cuajone is typical of porphyry copper deposits.

The Cuajone deposit is located approximately 28 kilometers from the Toquepala deposit and is part of the Toquepala Group dated 60 to 100 million years (Upper Cretaceous to Lower Tertiary). The Cuajone lithology includes volcanic rocks from Cretaceous to Quaternary. There are 32 rock types including, pre-mineral rocks, balsaltic andesite, porphyritic rhyolite, Toquepala dolerite and intrusive rocks, including diorite, porphyritic latite, breccias and dikes. In addition, the following post-mineral rocks are present, the Huaylillas formation which appears in the south-southeast side of the deposit and has been formed by conglomerates, tuffs, traquites and agglomerates. These formations date 17 to 23 million years and are found in the Toquepala Group as discordance. The Chuntacala formation which dates 9 to 14 million years and is formed by conglomerates, flows, tuffs and agglomerates placed gradually in some cases and in discordance in others. Also Quaternary deposits are found in the rivers, creeks and hills. The mineralogy is simple with regular grade distribution and vertically funnel-shaped. Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2) with occasional galena, tetraedrite and enargite as non economical ore.

Exploration in the mine

Exploration activities during the drill campaign in 2005 are as follows:

Studies	Meters	Holes	Notes
Infill Drilling	1,795.60	14	Evaluated the 2006 Mine Plan
Geotechnical Holes	1,536.85	11	Dewatering holes
Total	3,332.45	25

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth that carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of 26.4%. Concentrates are then shipped by rail to the smelter at Ilo. Sulfures under 0.40% copper are considered waste.

Tailings are sent to thickeners where water is recovered. The remaining tailings are sent to the Quebrada Honda dam, our Peruvian tailings storage facility.

Major Cuajone concentrator plant equipment include 1 primary crusher, 3 secondary crushers, 7 tertiary crushers, 10 primary ball mills, 4 ball mills for re-crushing, 1 vertical mill, 110 flotation cells, 8 column cells, 1 Larox Filter Press, 2 Middling Thickeners, 3 Tailings Thickeners, 1 High-Rate Tailings, 1 truck and a recycled water pipe line.

Since the mill expansion to reach actual nominal capacity finished in 1999, only some minor changes have been made to the plant. The plant’s equipment is in good physical condition and currently in operation.

In 2003 and 2004, 2 additional column cells and 4 additional flotation cells were installed to increase resident time and copper recovery.

In 2005, 8 cracked ball mill shells were replaced after operating at Cuajone for the last 26 years. In 2006, 2 mill shells will be replaced in order to complete the replacement schedule. After these replacements, all ball mills will be completely operational. In 2006, 5 additional flotation cells were installed.

Toquepala

Our Toquepala operations consist of an open-pit copper mine and a concentrator. We also refine copper at the SX/EW facility through a leaching process. Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima. Access is by plane from Lima to the city of Tacna (1:20 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by trail road to Toquepala (1 hour). The concentrator has a milling capacity of 60,000 tons per day, which has been expanded from 45,000 tons per day in 2002. The SX/EW facility has a refining capacity of 56,000 tons per year. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2005, 2004 and 2003 production information for our Toquepala operations:

		2005	2004	2003
Mine annual operating days	(days)	365	366	365
Total material mined	(kt)	134,505	115,120	105,242
Total ore mined	(kt)	21,224	21,820	21,215
Copper grade	(%)	0.812	0.817	0.749
Molybdenum grade	(%)	0.039	0.044	0.029
Average ore mined per day	(kt)	58.1	59.6	58.1
Leach material mined	(kt)	16,693	9,708	28,013
Leach material grade	(%)	0.222	0.268	0.268
Estimated leach recovery	(%)	28.24	26.87	24.86
SX/EW cathode production	(kt)	36.5	42.1	47.8
Stripping ratio	(x)	5.34	4.28	3.96
Total material milled	(kt)	21,225	21,807	21,208
Copper concentrate	(kt)	576.4	580.1	505.2
Molybdenum concentrate	(kt)	9.7	11.2	7.8
Average copper grade in concentrates	(%)	27.32	27.73	28.18
Molybdenum concentrate average grade	(%)	54.7	53.7	53.2
Copper in concentrate	(kt)	157.5	160.9	142.4
Molybdenum in concentrate	(kt)	5.3	6.0	4.2
Copper recovery	(%)	91.47	90.28	89.63
Molybdenum recovery	(%)	64.6	62.2	66.4

Key:                       kt = thousands of tons

x = ratio obtained dividing waste plus leachable material by ore mined

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major mine equipment at Toquepala include 8 trucks with a capacity of 290 tons, 5 trucks with a capacity of 231 tons, 18 trucks with a capacity of 218 tons, 9 trucks with a capacity of 181 tons, 1 truck with a capacity of 109 tons, 4 shovels with a capacity of 73 tm (43 m3), 3 shovels with a capacity of 23 tons (11.4 m3), 3 electric drills, 2 rotary drills, 1 front-end loader with a capacity of 21.4 m3.

We continuously improve and renovate our equipment. In 2003, we started a project to install a crushing, conveying and spreading system at the Toquepala mine to improve cost containment and production efficiency. The new system is expected to improve recovery at our leaching facilities and will largely eliminate costly truck haulage in the process. The primary crusher was placed in operation in August 2005. The overland conveyors 1, 2 and 3, and the grasshoppers 30 and 31 were put in the production line. The conveying reached its rated capacity of 6,500 ton/hr. in September 2005. The construction of the ramp will continue until final completion of the project, expected in the fourth quarter of 2006.

Geology

The Toquepala porphyry copper deposit is located on the western slopes of Cordillera Occidental, in the southern-most Andes Mountains of Peru. The deposit is part of a mineral district that contains two additional known deposits, Cuajone and Quellaveco.

The Toquepala deposit is in the southern region of Peru, located on the western slope of the Andes mountain range, approximately 120 kilometers from the border with Chile. This region extends into Chile and is home to many of the worlds most significant known copper deposits. The deposit is in a territory with intrusive and eruptive activities of rhyolitic and andesitic rocks which are 70 million years old (Cretaceous-Tertiary) and which created a series of volcanic lava. The lava is composed of rhiolites, andesites and volcanic agglomerates with a western dip and at an altitude of 1,500 meters. These series are known as the Toquepala Group. Subsequently, different intrusive activities occurred which broke and smelted the rocks of the Toquepala Group. These intrusive activities resulted in diorites, granodiorites and dikes of porphyric dacite. Toquepala has a simple mineralogy with regular copper grade distribution. Economic ore is found as disseminated sulfurs throughout the deposit as veinlets, replenishing empty places or as small aggregates. Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2). A secondary enrichment zone is also found with thicknesses between 0 and 150 meters.

Exploration in the mine

Exploration activities during the drill campaign in 2005 are as follows:

Studies	Meters	Holes	Notes
Lateral Boundaries	503.76	2	Delayed drilling from the 2004 drill campaign made in January 2005.
Leach Material Confirmation	434.10	7	Phase III exploration on East side of pit in order to confirm leach material indicated in Long Term Model.
Geotechnical Drilling	5,639.48	21	Inclinometers relocation and information about inside rock from the east side using oriented drills.
Total	6,577.34	30

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

Major concentrator plant equipment at Toquepala include 1 primary crusher, 3 secondary crushers, 6 tertiary crushers, 8 bar mills, 33 ball mills, 1 Distributed Control System (DCS), 1 optimizing control system (OCS), 42 flotation cells, 15 column cells, 72 Agitair 1.13 m3 cells, 2 Larox filter presses, 5 middling thickeners, 2 tailings thickeners, 3 high-rate tailings, 1 tripper car, 1 track tractor and a recycled water pipe line.

In order to reduce operation and maintenance costs and to comply with environmental requirements, we replaced the disc filters at the Toquepala concentrator with a new vertical press filter in 2005. The same year we also conducted a modernization project to replace old equipment with new and more efficient equipment.

SX/EW Plant

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The leach plant commenced operations in October 1995 with a design capacity of 35,629 tons per year of copper cathodes. In August 1999 the capacity was expanded to 56,000 tons per year.

Copper oxides from Cuajone with a grade higher than 0.359%TCu, with an acid solubility index higher than 20% and a cyanide solubility index higher than 50% is leached. In Toquepala, the leach material cutoff grade is 0.25% TCu and therefore material with a total copper grade between 0.25% and 0.40% is leached.

Major equipment at the SX Cuajone plant include 1 primary jaw crusher and 1 secondary cone crusher with a capacity of 4,170 tons per day, to process Cuajone’s oxides. In addition the plant has 1 agglomeration mill, 1 front end loader and 3 trucks each with a capacity of 109 tons for agglomerated ore hauling to the leach dumps. Copper in solution produced in Cuajone is sent to Toquepala through an 8 pipe laid alongside the Cuajone - Toquepala railroad track.

Major equipment at the Toquepala Plant include 2 spray systems, 1 for the south dump and 1 for the northwest dump and 4 pregnant solution (PLS) ponds, each with its own pumping system to send the solution to the SX/EW Plant. The plant also has 3 lines of SX, each with a nominal capacity of 1,068 m3/hr of pregnant solution and 162 electrowinning cells arranged in two lines, one with 122 cells and the other with 40 cells.

Equipment and main facilities are supported by a SX/EW maintenance plan and a SX/EW Quality Management System to assure good physical condition and high availability. The  SX/EW plant has maintained its ISO 9000 certification since 2002.

Processing Facilities - Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone, and 1,240 kilometers from the city of Lima. Access is by plane from Lima to Tacna (1:20 hours) and then by highway to the city of Ilo (2 hours). Additionally, we maintain a port facility in Ilo, from which we ship our product and receive supplies. Product shipped and supplies received move between Toquepala, Cuajone and Ilo on our industrial railroad.

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

The table below set forth 2005, 2004 and 2003 production and sales information for our Ilo smelter plant:

	2005	2004	2003
Concentrate smelted (kt)	1,206	1,213	1,183
Sulfuric acid produced (kt)	370	390	363
Blister sales (kt)	41,321	29,684	28,060
Average blister price ($/t or $/lb)	1.87	1.35	0.79
Average gold price ($/t or $/lb)	447.33	407.85	356.32
Average silver price ($/t or $/lb)	7.26	6.54	4.85

Major equipment at our Ilo smelter include 2 reverberatory furnaces, 7 converters, 1 El Teniente converter, 2 casting wheels, a sulfuric acid plant with a capacity of 300,000 tons per year and an oxygen plant with a capacity of 100,000 tons per year.

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

Major equipment at our Ilo refinery plant include 2 basculant ovens each with a 400 tons capacity, 1 casting wheel (70 MT/hour), 1 electrolytic plant of 280,000 tons/year capacity (cathodes), 926 commercial cells and 52 starting cells. Major equipment at the precious metals plant include 1 selenium reactor, 2 copella furnaces, 22 silver refining cells and 1 hydrometallurgical system for gold recovery.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells and a lime plant with a capacity of 80,000 tons per year. We also operate an industrial railroad to haul concentrates and supplies between Toquepala, Cuajone and Ilo. The railroad’s equipment include 30 locomotives, 264 dump cars, 91 flat cars, 254 boxcars, 8 closed boxcars, 11 closed hopper-type cars, 34 open hopper-type cars, 36 various tank wagons, 24 sulfuric acid tanks and 5 patrol cars.

MEXICAN  OPERATIONS

Following is a map indicating the approximate location of our Mexican mine complexes as well as our processing facilities:

LEGEND
UNDERGROUND MINES / COAL
OPEN PIT MINES
PLANTS - SMELTERS AND REFINERIES
MAIN EXPLORATION PROJECTS
110°
100°
30°
20°
BUENAVISTA
CANANEA
LA CARIDAD
COMPLEJO METALÚRGICO
HERMOSILLO
EL ARCO
Gulf of California
CHIHUAHUA
SANTA EULALIA
SANTA BÁRBARA
PIEDRAS NEGRAS
NUEVA ROSITA
COAHUILA
MONTERREY
DURANGO
SAN MARTÍN
CHARCAS
ZACATECAS
COBRE S.L.P.
SAN LUIS POTOSÍ
ZINC S.L.P.
Gulf of México
ANGANGUEO
CD. DE MÉXICO
MICHOACAN
TAXCO
GUERRERO
Pacific Ocean
N

MEXICAN MINES AND PROCESSING FACILITIES	Date: August 2006
	Scale: Graphic (km)

MEXICAN OPEN PIT UNIT

Our Mexican open-pit segment operations combines two units of Minera Mexico, Mexcobre and Mexcananea, which includes La Caridad and Cananea mine complexes and smelting and refining plants and support facilities which service both complexes.

Following is a map indicating the approximate location of, and access to, our Mexican open pit mine complexes as well as our processing facilities:

ARIZONA
U. S. A.
NEW MEXICO
Gila Bend
Tucson
Lordsburg
Benson
Bisbee
Nogales Ar.
Douglas
MEXICO
Nogales Son.
Agua Prieta
Cananea
La Angostura Dam
Cananea Mine
Nacozari
Tail Dam
Cumpas
Moctezuma
La Caridad Mine
GULF OF CALIFORNIA
Bahia Kino
Hermosillo
B. C.

N

UNITED STATES OF AMERICA
UNITED STATE OF AMERICA
CANANEA MINE
105°
100°
LA CARIDAD MINE
30°
HERMOSILLO
CHIHUAHUA
MEXICO
25°
GULF OF MEXICO
MEXICANA
PACIFIC OCEAN
20°
MEXICO D. F.
GUATEMALA
15°

LEGEND

Minera Mexico facilities

Mexicana de Cobre Facilities	Water Sea and Dams
Intl. Border Line	
Paved Highway	FerroMex Railroad
Capital City	Main Cities

MAP SHOWING LOCATION AND ACCESS TO CANANEA AND LA CARIDAD MINES AND FACILITIES

DATE: AUGUST 2006

GRAPH ESCALE 1:100 Km. (0 – 100 – 300 – 500)

Cananea

We operate an open-pit copper mine, a concentrator and two SX/EW plants at our Cananea mining complex, located 71 kilometers from La Caridad, Mexico and 61 kilometers south of the Arizona border on the outskirts of the town of Cananea. Cananea is connected by paved highways to the city of Agua Prieta in the northeast, to the town of Nacozari in the southeast, and to the town of Imuris in the west. Cananea is also connected by railway to Agua Prieta and Nogales. A municipal airport is located approximately 20 km to the northeast of Cananea.

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

The table below sets forth 2005, 2004 and 2003 production information for Cananea:

		2005	2004	2003
Mine annual operating days	(days)	365	359	348
Total material mined	(kt)	102,508	93,160	75,692
Total ore mined	(kt)	25,638	26,258	20,314
Copper grade	(%)	0.572	0.583	0.576
Average ore mined per day	(kt)	70.2	73.1	58.4
Leach material mined	(kt)	52,112	39,048	26,793
Leach material grade	(%)	0.314	0.284	0.281
Estimated leach recovery	(%)	50.00	50.00	50.00
SX/EW cathode production	(kt)	56.4	50.2	49.5
Stripping ratio	(x)	3.00	2.55	2.73
Total material milled	(kt)	25,622	26,256	20,316
Copper concentrate	(kt)	436.5	469.3	337.9
Average copper grade in concentrates	(%)	27.21	26.26	27.85
Copper in concentrate	(kt)	118.7	123.2	94.1
Copper recovery	(%)	81.03	80.53	80.63

Key:                       kt = thousands of tons

x = ratio obtained dividing waste plus leachable material by ore mined

The copper and molybdenum grade are total grade. The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is presently about 42%.

Major Cananea mine equipment include 41 trucks for ore hauling with individual capacities that range from 240 to 360 tons, 8 shovels with individual capacities that range from 39 to 70 tons, and mine auxiliary equipment such as 9 drillers, 3 front loaders, 5 motor graders and 25 tractors.

Geology

The Cananea mine is unusual in that the ore explored and sampled at the mine has been of consistent quality, unlike most copper deposits which evidence a decline in grades at deeper strata. The Cananea region is within the southern Cordilleran region, extending from southern Mexico to the northwestern United States.

Cananea is in the Southern Cordilleran Orogen which extends to the northwest of the lower 48 states of the United States. The geological and structural features of the region are representative of large copper deposits of the disseminated porphyry type. The mining district lies within a metalogenetic Basin and Range province. The geology is complex and consists of  a series of Paleozoic age calcareous rocks, from Cambrian to Carboniferous, correlated to a type section in southeastern Arizona, USA,  that unconformably overlie a Precambrian granitic basement. A prominent  deep seated igneous activity,  occurred during various epochs. Volcanic rocks, grading in composition from rhyolites to andesites and tuffs, were intruded, by shallow, quartz monzonite porphyries of Laramide age, along structural weak zones, thus closing the geologic history of the region. Intense and pervasive hydrothermal phyllic-argillic alteration,  and sulfide  mineralization also occurred in several episodes. An initial early pegmatitic stage, associated with chalcopyrite, bornite, pyrite and molybdenite in breccia chimneys, followed by an extensive flooding of hydrothermal solutions, widely accompanied with mineralization of quartz, pyrite and chalcopyrite. A subsequent stage of quartz-pyrite comprises and closes the primary sequence.

An extensive and economically important zone of supergene enrichment, principally with disseminations and veinlets of chalcocite (Cu2S), formed below the iron oxide capping. This zone coincides with the topography and has an average thickness of 300 meters. In the hypogene zone, the predominant sulfide mineral is chalcopyrite (CuFeS2). Likewise, it has been documented that molybdenite (MoS2) content in the deposit increases with depth.

The Cananea copper porphyry deposit is considered unique since the deepest exploration conducted to date in the core of the deposit has confirmed a significant increase in copper grades. It is unlike other deposits of similar type which commonly display relative lower grades at depth. The district is also unique for the occurrence of high grade breccia pipes, usually in the form of clusters that follow the mineralized trend. From the perspective of the size of the resources and reserves of this outstanding porphyry copper deposit, it is recognized as world class. The current aerial dimensions of the mineralized ore body are 5 X 3 kilometers and projects to more than 1 kilometer at depth. Considering the enormous potential that the ore deposit in Cananea presents, it is assured that the operation can support a significant increase in the capacity of copper production.

Mine Exploration

The exploration program to define and quantify the molybdenum mineral resources and reserves started in the third quarter of 2005. We conducted a geo-statistic analysis to define the interpolation parameters, modeling and quantification of molybdenum associated with copper reserves in the deposit. In the first quarter of 2006, we started a diamond drilling program. We expect to finish this exploration program at the beginning of 2007.

In 2005, we started an exploration drilling program near the porphyric copper ground. The main objective of this exploration is to condemn the areas where leach and barren material will be dumped. The first drilling stage was carried out through the inverse circulation method reaching a depth close to 300 meters. The second exploration stage is about to start, and diamond drilling will be used, in order to reach greater depths.

Regarding molybdenum exploration results, the Cananea porphydic deposit continues to show the relation copper-molybdenum. Peripheral exploration results on the deposit confirm the mineralogic pattern throughout the district.

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

The Cananea concentrator plant, with a milling capacity of 76,700 tons per day, consists of 2 primary crushers, 4 secondary crushers, 10 tertiary crushers, 10 primary mills, a Distributed Control System, 5 mills for re-grinding, 103 primary flotation cells, 10 column cells, 70 exhaustion flotation cells, 7 thickeners and 2 drum filters.

SX/EW Plant

The Cananea Unit operates a leaching facility and two SX/EW plants. All copper ore with a grade lower than the mill cut-off grade 0.38%, but higher than 0.25% copper, is delivered to the leaching dumps. A cycle of leaching and resting occurs for approximately five years to achieve a 56% recovery.

The Cananea Unit currently maintains 16.5 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.79 grams of copper per liter.

Major equipment at the Solvents Extraction and Electrowinning (SX-EW) I and II Plants of Cananea include 2 crushing systems (no. 1 and no. 2). Crushing system no. 1 has a capacity of 10,000 tons per day and includes an apron feeder, a conveyor belt feeder, 7 conveyor belts system and a distributor car. Crushing system no. 2 has a capacity of 15,000 tons per day and includes one crusher, a conveyor belt feeder, 3 conveyor belts and a distributing car. There are 4 irrigation systems for the dumps and 6 dams for Pregnant Leach Solution (PLS). Plant I has 3 solvent extraction tanks with a nominal capacity of 960 m3/hr of PLS and 46 electrowinning cells. Plant I has a daily production capacity of 30 tons of copper cathodes with 99.999% purity. Plant II has 5 trains of solvent extraction with a nominal capacity of 3,300 m3/hr of PLS and 176 cells distributed in two bays. Plant II has a daily production capacity of 120 tons of copper cathodes with 99.999% purity.

We intend to increase Cananea’s production of electrolytic copper by building a new SX/EW plant(SXEW III). The new plant will produce electrolytic copper cathodes of ASTM grade 1 or LME grade A. The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system. The project is currently underway. In its first stage, it is expected to produce 10,500 tons of additional copper by the end of 2007. Studies for a 22,900 ton subsequent expansion of the SX/EW plant are also underway. As the Cananea mine has the largest quantity of our copper reserves, we are studying several possibilities for expanding it to a scale that fully maximizes its potential.

La Caridad

The La Caridad complex includes an open-pit mine concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX/EW plant, lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 km southeast of the town of Nacozari de Garcia in northeastern Sonora. Nacozari is about 264 km northeast of the Sonora state capital of Hermosillo and 121 km south of the US-Mexico border. Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems. An airstrip with a reported runway length of 2,500 meters is located 36 km north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery. The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 km from the mine, and the lime plant is situated 18 km from the U.S. border. Access is by paved highway and by railroad.

The concentrator began operations in June 1979, the molybdenum plant in June 1982, the smelter in June 1986, the first sulfuric acid plant in July 1988, the SX/EW plant in July 1995, the second sulfuric acid plant in January 1997, the copper refinery in July 1997, the rod plant in April 1998 and the precious metals refinery in July 1999.

The table below sets forth 2005, 2004 and 2003 production information for La Caridad:

		2005	2004	2003
Mine annual operating days	(days)	364	365	364
Total material mined	(kt)	75,465	72,430	73,916
Total ore mined	(kt)	31,551	27,574	27,327
Copper grade	(%)	0.483	0.504	0.508
Molybdenum grade	(%)	0.0324	0.0341	0.0345
Average ore mined per day	(kt)	86.4	75.5	74.9
Leach material mined	(kt)	29,969	22,450	28,996
Leach material grade	(%)	0.260	0.274	0.267
Estimated leach recovery	(%)	38.54	36.68	29.88
SX/EW cathode production	(kt)	22.0	21.8	21.5
Total material milled	(kt)	31,644	27,488	27,307
Stripping ratio	(x)	1.39	1.63	1.70
Copper concentrate	(kt)	449.6	401.6	410.5
Molybdenum concentrate	(kt)	7.4	6.5	6.1
Average copper grade in concentrates	(%)	27.20	27.49	26.12
Molybdenum concentrate average grade	(%)	56.88	56.69	57.33
Copper in concentrate	(kt)	122.3	110.4	107.2
Molybdenum in concentrate	(kt)	4.2	3.7	3.5
Copper recovery	(%)	79.95	79.62	77.36

Key:                       kt = thousands of tons

x = ratio obtained dividing waste plus leachable material by ore mined

The copper and molybdenum grade are total grade. The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is presently about 42%.

Major mine equipment include 33 trucks for ore hauling with individual capacity from 170 to 240 tons, 8 shovels with individual capacities from 22 to 52 tons. Loading and auxiliary equipment include 6 drillers, 3 front loaders, 4 motor graders and 21 tractors.

Geology

The La Caridad deposit is a porphyry copper deposit typical of those in the southern basin and range province in the southwestern United States. The La Caridad mine uses a conventional open-pit mining method. The ore body is situated within a mountain top, which gives La Caridad the advantage of a relatively low waste-stripping ratio, natural pit drainage and relatively short haul distances for both ore and waste. The mining method involves drilling, blasting, loading and haulage of waste, leach and ore to waste and leaching dumps and to the primary crushers.

La Caridad deposit is located in northeastern Sonora, Mexico. The deposit is situated near the crest of the Sierra Juriquipa, about 15 kilometers southeast of the town of Nacozari, Sonora, Mexico. The Sierra Juriquipa rises to elevations of around 2,000 meters in the vicinity of La Caridad and is one of the many north-trending mountain ranges in Sonora that form a southern extension of the Basin and Range province.

The La Caridad porphyry copper deposit occurs exclusively in felsic to intermediate intrusive igneous rocks and associated breccias. Host rocks include diorite and granodiorite. These rocks are intruded by a quartz monzonite porphyry stock and by numerous breccia masses which contain fragments of all the older rock types.

Supergene enrichment, consisting of complete to partial chalcosite (Cu2S) replacement of chalcopyrite (CuFeS2). The zone of supergene enrichment occurs as a flat and tabular blanket with an average diameter of 1,700 meters and an average thickness between 0 and 90 meters.

Economic ore is found as disseminated sulfurs within the central part of the deposit. Sulfide-filled breccias cavities are most abundant in the intrusive breccias. This breccias-cavity mineralization occurs as sulfide aggregates which have crystallized in the spaces separating breccias clast. Near the margins of the deposit, mineralization occurs almost exclusively in veinlets.

Ore minerals include chalcopyrite (CuFeS2), chalcosite (Cu2S) and molybdenite (MoS2).

Mine Exploration

We have been mining the La Caridad orebody for the past 25 years. The extent of the model area is approximately 6,000 meters by 4,000 meters with elevation ranging from 750 to 1,800 meters.

Fourteen drilling campaigns have been conducted on the property since 1968. These campaigns drilled a total of 3,162 drill holes. There are 2,055 reverse circulation drill holes. The rest are diamond drill holes, and some hammer drilling. A total of 515,297.74 meters have been drilled.

Currently, Mexicana de Cobre, is drilling a new exploration program, the budget is 25,000 meters. The target is to get up to 900 levels in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing as for flotation and leaching processes.

Concentrator

Mexcobre uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. The concentrator has a current capacity of 90,000 tons of ore per day.

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

La Caridad concentrator plant has a milling capacity of 90,000 tons per day and consists of 2 primary crushers, 6 secondary crushers, 12 tertiary crushers, 12 ball mills, a master milling control system, 168 primary flotation cells, 4 re-grinding mills, 60 cleaning flotation cells, 6 thickeners and 6 drum filters.

In 2004, we improved our concentrator with the acquisition of an allied primary crusher. In addition, in 2003 we improved our La Francisca leach dam with a pumping and instrumentation system.

SX/EW Plant

Approximately 463.6 million tons of leaching ore with an average grade of approximately 0.25% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2005. All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps. In 1995, we completed the construction of a new SX/EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that are not mined and has resulted in a reduction in our production costs of copper. The SX/EW facility has a total capacity of 21,900 tons of copper cathodes per year.

La Caridad Solvent Extraction and Electrowinning (SX-EW) Plant has 9 irrigation systems for the dumps and 2 dams of pregnant copper solution (PLS), a container of heads that permits the combination of the solutions of both dams and feeds the Solvent Extraction plant with a more homogenous concentration. The plant has 3 trains of solvent extraction with a nominal capacity of 2,070 m3/hr and 94 electrowinning cells distributed in one single electrolytic bay. The plant has a daily production capacity of 62 copper cathodes tons with 99.999% purity.

Processing Facilities – La Caridad

Our La Caridad complex includes a smelter, an electrolytic copper refinery, a precious metal refinery and a copper rod plant. The distance between this complex and the La Caridad mine is approximately 24 kilometers.

Smelter

Copper concentrates are carried to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity to be sold to refineries. Sulfur dioxide off-gases collected from the flash furnaces and converters are processed into sulfuric acid at two sulfuric acid plants and sold to third parties.

Almost all of the anodes produced in the smelter are sent to the La Caridad copper refinery in order to increase the copper purity. The actual installed capacity of the smelter is 1,000,000 tons per year, capacity that is sufficient to receive the concentrates of the Mexicana de Cobre (La Caridad) and Mexicana de Cananea Mining complex. The smelter includes a flash type concentrates drier, a steam drier, a flash furnace, 1 El Teniente  modified converted furnace, 2 electric furnaces for the cleaning of slag, 3 Peirce Smith converters, 3 raffinate furnaces and 2 casting wheels. The amount of smelted copper concentrates was 894,735, 820,459 and 629,505 tons for 2005, 2004 and 2003, respectively. The anode production capacity is 300,000 tons per year and the production for 2005, 2004 and 2003 was 282,412, 250,890 and 199,033 tons, respectively.

Sulfuric acid production was 833,380, 778,350 and 603,300 tons for 2005, 2004 and 2003, respectively.

The table below sets forth 2005, 2004 and 2003 production information for the La Caridad processing facilities:

		2005	2004	2003
Total Copper concentrate smelted	(kt)	894.7	820.5	629.5
Anode copper production	(kt)	282.4	250.9	199.0
Average copper content in anode	(%)	99.25	99.21	99.17
Average smelter recovery	(%)	97.40	97.41	98.70

Sales data:
Copper concentrate	(kt)	22.7	—	—
Average realized price copper concentrates	($ per pound)	1.73	—	—
Anode Copper	(kt)	—	—	—
Average realized price anode copper	($ per pound)	—	—	—
Average realized price copper rod	($ per pound)	1.75	1.35	0.88
Average premium copper rod	($ per pound)	0.07	0.06	0.07
Average realized price gold	($ per ounce)	442.92	408.35	360.46
Average realized price silver	($ per ounce)	7.40	6.65	4.84
Average realized price sulfuric acid	($ per ton)	35.52	18.33	13.73

Refinery

Mexcobre includes an electrolytic copper refinery at La Caridad that uses permanent cathode technology. The actual installed capacity of the refinery is 300,000 tons per year. The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 releaser cells, 2 cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary installations. The refinery is producing grade A copper cathode of 99.99% purity. Anodic slimes are recovered from the refining process and sent to the slimes treatment plant where additional copper is extracted. The slimes are then filtered, packed and shipped to the La Caridad precious metals refinery to produce silver and gold. The refined cathode production for 2005, 2004 and 2003 was 233,685, 202,146 and 163,967 tons, respectively.

The operations of the precious metal refinery are divided into two stages: (i) the antimony is eliminated from the slime; and (ii) the slime is dried in a steam dryer. After this the dried slime is smelted and a gold and silver alloy is obtained, which is known as dore. The precious metal refinery plant has a Hydrometallurgic Stage and a Pyrometallurgic Stage, besides a Steam Drier, Dore Molding System Kaldo Furnace, 20 Electrolytic Cells in the silver refinery, 1 Induction Furnace for Silver, 1 Silver Ingot Molding System, 2 Reactors for obtaining fine Gold. The process ends with the refining of the gold and silver alloy. The production of gold for 2005, 2004 and 2003 was 817, 575 and 594 kilograms, respectively. The production of silver for 2005, 2004 and 2003 was 142,534, 90,914 and 136,117 kilograms, respectively.

Copper Rod Plant

A rod plant at the Mexcobre complex was completed in April 1998 and reached its maximum annual operating capacity of 150,000 tons in May 1999. The plant is producing 8 millimeter copper rods with a purity of 99.99%. The rod plant includes a vertical furnace, 1 retention furnace, 1 molding machine, 1 laminating machine, 1 coiling machine and 1 coil compacter. Copper rod production for 2005, 2004 and 2003 was 113,167, 69,529 and 53,822 tons, respectively.

Other facilities include the lime plant with a capacity of 132,000 tons per year and located near the Agua Prieta city in the State of Sonora; 2 sulfuric acid plants, one with an annual capacity of 2,625 tons and the second with an annual capacity of 2,135 tons; 3 oxygen plants, two with a production capacity of 200,000 tons per year and the third, with a capacity of 100,000 tons per year; and 2 power turbogenerators that use the kiln residual heat from the furnace, the first with a 11.5 Mw capacity and the second with a 25 Mw capacity.

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

The table below sets forth 2005, 2004 and 2003 production information for our Mexican IMMSA unit:

		2005	2004	2003
Average annual operating days(*)		311	311	311
Total material mined and milled	(kt)	4,618	4,389	4,279
Zinc concentrate	(kt)	264.3	244.1	236.4
Zinc average ore grade	(%)	3.58	3.46	3.57
Zinc average grade in concentrates	(%)	54.33	54.79	54.46
Zinc average recovery	(%)	86.80	88.01	84.34
Lead concentrate	(kt)	38.5	37.5	40.2
Lead average ore grade	(%)	0.58	0.61	0.68
Lead average grade in concentrates	(%)	50.71	50.19	51.94
Lead average recovery	(%)	72.70	70.77	71.76
Copper concentrate	(kt)	56.4	68.3	84.2
Copper average ore grade	(%)	0.44	0.50	0.65
Copper average grade in concentrates	(%)	22.68	22.03	24.48
Copper average recovery	(%)	62.32	68.19	67.77

(*) Weighted average annual operating days based on total material mined and milled in the 5 mines: Charcas, San Martin, Taxco, Santa Barbara and Santa Eulalia

Charcas

The Charcas mining complex is located 111 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico. Charcas is connected to the state capital by a paved highway of 130 km. 14 km from the southeast of the Charcas complex is the “Los Charcos” railroad station which connects with the Mexico-Laredo railway. Also, there is a paved road which connects Charcas to the city of Matehuala through federal highway no. 57 which begins at the northeast of the Charcas town site. The complex includes three underground mines and one flotation plant and produces zinc, lead and copper concentrates, with significant amounts of silver. The Charcas mining district was discovered in 1573 and operations in the 20th century began in 1911. The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery. We have expanded production capacity of the mine by 32% since 1993, and the Charcas mine is now Mexico’s largest producer of zinc.

The Charcas complex’s equipment include 9 Jumbo drilling tools, 16 scoop trams for mucking and loading, 5 trucks and 4 locomotives for internal ore haulage and 3 hoists. For treating the ore, there are 2 primary crushers, one secondary crusher, one tertiary crusher, 4 mills and 3 flotation circuits.

Geology

The Charcas mining district occupies the east-central part of the Mexica Central Mesa and is part of the Sierra Madre Metallogenic Province. Geological history starts in the Superior Triasic, where sandy clay sediments were deposited argilloarenaceous. Due to emersion, in the beginning of the Jurassic Superior, the sediments suffered intense erosion, settling on continental sediments. This sequence was affected by tectonic effort which folded and failed on this rock package. Later the positioning of intrusive rocks originated fractures which gave way to positioning of mineral deposits. The site’s paragenesis suggests two stages of mineralization. First minerals are rich in silver, lead and zinc, with abundant calcite and small quantities of quartz chalcopyrite. Second, there is a link of copper and silver, where the characteristic minerals are chalcopyrite, lead ore with silver content, pyrite and scarce sphalerite. Economic ore is found as replacement sulfurs in carbonates host rock. The ore mineralogy comprises predominantly calcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS) and silver minerals as diaphorite (Pb2Ag3Sb3S8).

Mine exploration

In Charcas, 17,702 meters of diamond drilling were executed from underground stations. With this drilling, one million tons of measured resources were added to the reserve base in 2005.

The table below sets forth 2005, 2004 and 2003 production information for our Chancas mine:

		2005	2004	2003
Annual operating days	(days)	324	326	326
Total material mined and milled	(kt)	1,328	1,317	1,213
Zinc concentrate	(kt)	123.6	123.8	116.6
Zinc average ore grade	(%)	5.68	5.76	5.85
Zinc average grade in concentrates	(%)	57.11	57.34	57.42
Zinc average recovery	(%)	93.59	93.56	94.32
Lead concentrate	(kt)	6.0	7.1	7.4
Lead average ore grade	(%)	0.29	0.33	0.38
Lead average grade in concentrates	(%)	36.75	38.44	41.79
Lead average recovery	(%)	56.14	63.51	66.89
Copper concentrate	(kt)	2.9	2.5	2.6
Copper average ore grade	(%)	0.20	0.20	0.23
Copper average grade in concentrates	(%)	27.62	25.50	26.57
Copper average recovery	(%)	30.36	24.17	25.00

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

Santa Barbara

The Santa Barbara mining complex is located approximately 26 kilometers southwest of the city of Hidalgo del Parral in southern Chihuahua, Mexico. The area can be reached via paved road from Hidalgo del Parral, a city on federal highway 45, which provides all essential services. Chihuahua, the state capital is located 250 km north of the Santa Barbara complex. Additionally, El Paso on the Texas border is located 600 km north of Santa Barbara. Santa Barbara includes three main underground mines and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver. Gold-bearing veins were discovered in the Santa Barbara district as early as 1536. Mining activities in the 20th century began in 1913.

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

The major mine equipment at Santa Barbara include 12 Jumbo drilling tools, 2 Simba drilling tools, 33 scoop trams, 9 trucks and 6 locomotives for internal ore haulage, 5 trucks for external haulage and 6 hoists. For treating the ore, there are 4 primary jaw crushers, one secondary crusher and 2 tertiary crushers, 3 mills and 3 flotation circuits. The concentrator plant has a milling capacity of 6,000 tons of ore per day.

Geology

The majority of production from the district comes from quartz veins within faults and fractures. The north to northwestern trending veins is up to several kilometers long, dips steeply to the west and is 0.5 to 30 meters wide. Ore shoots up to several hundred meters in length, extends to at least 900 meters below the surface and is separated from other ore by 0.5 to 1 meter of barren quartz vein. Metal zoning occurs in some veins, with zinc and lead content generally decreasing with depth and copper increasing with depth. Three main systems of veins exist inside the district, represented by the veins Coyote, Segovedad Novedad and Coyote Seca Palmar. In addition to the main veins, there are many smaller sub-parallel to branching ore bearing veins. Economic ore minerals include sphalerite (ZnS), marmatite (ZnFeS), galena (PbS), chalcopyrite (CuFeS2) and tetrahedrite  (CuFe)12Sb4S13. Gangue minerals include quartz (SiO2), pyrite (FeS2), magnetite (Fe2O4), pyrrhotite (Fe2+S), arsenopyrite (FeAsS) and fluorite (CF2) ..

The Santa Barbara district has mineralization to indicate that it will continue to be a significant producer of lead, copper and zinc for decades. The full potential of the district has not yet been defined, but the area seems to justify an increase of the exploration to support a new increase in the production.

Mine Exploration

In Santa Barbara, 12,140 meters were drilled from underground stations in 2005. The measured resource developed was 724,576 tons.

The table below sets forth 2005, 2004 and 2003 production information for our Santa Barbara mines:

		2005	2004	2003
Annual operating days	(days)	328	328	327
Total material mined and milled	(kt)	1,487	1,454	1,450
Zinc concentrate	(kt)	54.2	58.3	57.9
Zinc average ore grade	(%)	2.28	2.43	2.49
Zinc average grade in concentrates	(%)	53.99	53.29	53.20
Zinc average recovery	(%)	86.33	88.02	85.31
Lead concentrate	(kt)	20.5	24.1	24.1
Lead average ore grade	(%)	0.92	1.09	1.21
Lead average grade in concentrates	(%)	55.43	53.06	55.51
Lead average recovery	(%)	83.24	80.82	82.07
Copper concentrate	(kt)	14.3	11.3	14.2
Copper average ore grade	(%)	0.50	0.45	0.53
Copper average grade in concentrates	(%)	29.39	27.70	28.34
Copper average recovery	(%)	56.45	48.00	52.51

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico, approximately 101 kilometers southeast of the city of Durango and 9 km east of the Durango State boundary. Access to the property is via federal highway no. 45 between the cities of Durango and Zacatecas. A paved six kilometer road connects the mine and town of San Martin with the highway. The city of Sombrerete is about 16 kilometers east of the property. The complex includes an underground mine and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver. The mining district in which the San Martin mine is located was discovered in 1555. Mining operations in the 20th century began in 1949. San Martin lies in the Mesa Central between the Sierra Madre Occidental and the Sierra Madre Oriental.

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

Geology

San Martin lies in the Central Mesa between two major geologic provinces, Sierra Madre Occidental and Sierra Madre Oriental. The main sedimentary rock-formation in the San Martin district is the Upper Cretaceous Age Cuesta del Cura limestone. The formation is an interlayered sequence of shallow marine limestone and black chert, and it is overlain by Indura formation which outcrops at the foot of the topographic heights of the Cuesta del Cura formation. It consists mainly of alternating shales and fine-grained clayed limestones in 10 to 30 centimeter thick layers.

The district’s most important mineral deposits are replacement veins and bodies generated in the skarn by Cerro de la Gloria granodiorite intrusion. An extensive zone of skarn west of the intrusive, hosts the San Marcial, Ibarra and Gallo-Gallina main ore veins, which appear at the surface for distances of up to 1,000 meters, with thicknesses of 40 centimeters to 4 meters, paralleling the intrusive contact. In the central part of the deposit there is a horizontal zoning with respect to the contact of the intrusive with high values of silver and copper. In the top of the deposit there is mostly lead and zinc. In the northeast/east over concentric structures to the intrusive there is an increment of lead, zinc and silver in the skarn. Economic ore is found as replacement ore bodies between the main veins as massive and disseminated sulphides with widths from 8m up 200m. These bodies consist mostly of chalcopyrite (Cu Fe S2), sphalerite (Zn S), galena (Pb S), bornite (Cu5 Fe S4), tetrahedrite  (CuFe)12Sb4S13, native silver (Ag), pyrrotite (FeS), arsenopirite (Fe As S), stibnite (Sb2 S3). The molybdenum and tungsten are found in little portions in the skarn near the contact associated with the calcite.

Mine Exploration

A total of 9,782 meters of diamond drilling were executed in San Martin, 7,137 meters from underground and 2,645 meters from surface. A total measured resource of 778,594 tons has been developed.

The table below sets forth 2005, 2004 and 2003 production information for our San Martin mines:

		2005	2004	2003
Annual operating days	(days)	301	304	301
Total material mined and milled	(kt)	1,231	1,259	1,287
Zinc concentrate	(kt)	36.7	40.5	44.3
Zinc average ore grade	(%)	2.03	2.21	2.65
Zinc average grade in concentrates	(%)	51.12	52.19	49.91
Zinc average recovery	(%)	75.25	75.96	64.89
Lead concentrate	(kt)	2.4	—	—
Lead average ore grade	(%)	0.20	—	—
Lead average grade in concentrates	(%)	31.60	—	—
Lead average recovery	(%)	29.16	—	—
Copper concentrate	(kt)	39.2	54.5	67.4
Copper average ore grade	(%)	0.80	1.01	1.34
Copper average grade in concentrates	(%)	19.87	20.70	21.09
Copper average recovery	(%)	79.05	88.74	82.22

Santa Eulalia

The mining district of Santa Eulalia is located in the central part of the state of Chihuahua, Mexico, approximately 26 kilometers east of the city of Chihuahua. This district covers approximately 48 square kilometers and is divided into three fields: east field, central field and west field. The west field and the east field, in which the principal mines of the complex are found, are separated by 6 kilometers. The Buena Tierra mine is located in the west field and the San Antonio mine is located in the east field. The mining district was discovered in 1590, although exploitation did not formally begin until 1870.

The district of Santa Eulalia is connected to the city of Chihuahua by a paved road (highway no. 45), at a distance of 10 km there is a paved detour to Aquiles Serdan and Francisco Portillo (also known as Santo Domingo) where the Company’s offices and the Buena Tierra mine are located. Access to the Buena Tierra mine and San Antonio mine is through an 11 km unpaved road.

The Santa Eulalia mine suspended operations totally from October 2000 to December 2004, during which time rehabilitation work was completed at the Tiro San Antonio and pipes were installed to expand the pumping capacity to 10,500 gallons per minute. In January 2005, operations began at the Santa Eulalia mine, with a production plan for 230,900 tons. The flotation plant, at which lead concentrate and zinc concentrate are produced, has a capacity of 1,500 tons or ore per day 209,658 tons of ore were mined at Santa Eulalia in 2005. The lead concentrate is treated at a third party refinery, and the zinc concentrate is treated at our San Luis Potosi zinc refinery. The production plan for 2006 is estimated to be 260,800 tons.

Major mine equipment at the Santa Eulalia mine include 3 Jumbo drilling tools, 9 scoop trams for mucking and loading, 3 trucks, 4 hoists, 2 primary crushers, 2 mill crushers, 1 mill and 2 flotation circuits. The concentrator plant has a milling capacity of 1,450 tons of ore per day.

Geology

Santa Eulalia is the largest of a number of similar districts that lie along the intersection of the Laramide-aged Mexican Thrust Belt and the Tertiary volcanic plateau of the Sierra Madre Occidental. Deposits throughout the belt occur in a thick Jurassic-Cretaceous carbonate succession that overlies Paleozoic or older crust.

The main sedimentary rock in the Santa Eulalia district is the Lower Cretaceous Limestone. These are irregularly covered by volcano sedimentary conglomerates that are overlaid by volcanic rocks of the Tertiary and alluvial material of the Quaternary Age.

In the Santa Eulalia mining district a thickness of 500 meters of sedimentary rocks is known to exist which consists of the following formations: 1) Formation Lagrima (limestone fossils); 2) Formation Glen Rose (limestone blue and at its base a black limestone appears); and 3) Formation Cuchillo (limestone with shale). Dikes and sills of riolite composition and  sills of diabase also exist.

In the district there are several systems of fractures and faults associated with the emplacement of felsitic and maphic intrusives. The most important controller of the ore bodies are the fractures North-South.

The mineralization corresponds in its majority to ore skarns – silicoaluminates of calcium, iron and manganese with variable quantities of lead, zinc, copper and iron sulphides, located in the planes of crossings in the interstices of the silicates.

Economic ore is found as replacement in the Limestone Glen Rose in the contact with dikes and sills and replacements in diabase sills. The mineralogy comprises predominantly: sphalerite (ZnS), galena (PbS) and small quantities of  pyrargyrite (Ag3 Sb S3).

Mine Exploration

2,918 meters were drilled from underground in 2005. The measured resource developed was 211,635 tons.

The table below sets forth 2005, 2004 and 2003 production information for our Santa Eulalia mine:

		2005	2004	2003
Annual operating days	(days)	329	16	—
Total material mined and milled	(kt)	210	6	—
Zinc concentrate	(kt)	24.8	0.7	—
Zinc average ore grade	(%)	8.08	10.19	—
Zinc average grade in concentrates	(%)	51.73	45.93	—
Zinc average recovery	(%)	75.68	49.71	—
Lead concentrate	(kt)	4.6	0.2	—
Lead average ore grade	(%)	1.89	2.40	—
Lead average grade in concentrates	(%)	60.32	51.033	—
Lead average recovery	(%)	69.75	65.71	—

Taxco

The Taxco mining complex is located on the outskirts of the city of Taxco in the northern part of Guerrero State, Mexico, approximately 71 kilometers from the city of Cuernavaca Morelos where access through the highway to the complex is possible. The complex includes several underground mines and a flotation plant and produces lead and zinc concentrates, with some amounts of gold and silver. The mining district in which the Taxco mines are located was discovered in 1519. Mining activities in the 20th century commenced in 1918. The Taxco district lies in the northern part of the Balsas-Mexcala basin adjacent to the Paleozoic Taxco-Zitacuaro Massif.

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

The major mine equipment at the Taxco complex include 5 Jumbo drilling tools, 12 scoop trams for mucking and loading, 6 trucks and 4 locomotives for internal ore haulage and 3 hoists. For treating the ore, there are 2 primary crushers, 3 secondary crushers, 3 mills and 2 flotation circuits. The concentrator plant has a milling capacity of 2,000 tons of ore per day.

Geology

The Taxco district is stratigraphically formed of rocks from Jurassic to recent periods which are described below, with emphasis on the mineralization control characteristics. Taxco Schist is composed of a series of schists and fylites, most likely from a volcanic-sedimentary sequence of tufa and limonites. They represent a sequence of metamorphological arch and its age has been defined as Jurassic Medium. Morelos formation,  from the Upper Cretaceous age (Apian-Turonian) lies on a discordant form over Taxco schist and its contact is several times marked by a clay zone (mylonites) and breccia, which implies a shifting of this unit over the schist (packs). Mezcala formation, is constituted by a sequence of shale and sandstone with some inter-stratified layers of limestone. Its base is calcarean which sometimes is mistaken with top of Morelos formation. Its top tends to be rich in clay with thin limestone layers. Balsas group, which is constituted by conglomerates and is sandy on its base, rests in discordance form on an erosioned surface from the Mexcala formation. The Tilzapotla Ryolite is the newest rock which emerged in the district before the alluvial deposit. It is formed of flux, breccia, tuffaceous, ignimbrites and vitrophyrre of ryolite composition.

There are four types of ore deposits found in Taxco district. In order of importance they are as follows: fisure-filling veins, replacement  veins, blanket-like  replacement bodies (so called “mantos”),stock works and brecciate chimneys. The three first ones are intimately related and they were formed in the same era, although in different stages.

The veins reach up to 2 kilometers in length and variable potency of 30 centimeters to 8 meters, which is the case of copper veins at the mines of Guerrero, Hueyapa and Palo Amarillo at the San Antonio mine; the Remedios mine has among other veins, El Muerto and El Cristo 1 kilometer long and 5 meters in average potency.

Economic ore is found in the deposit in veins. Ore mineral include argentiferous galena (PbS), sphalerite (ZnS), pyrargyrite (Ag3 Sb S3), and other sulphosalts, and replacement “mantos”. The most mineralized zones are in the vicinity of the veins with the limestone. The mineralization is more intensive in the base of the limestone and consists of sphalerite(ZnS), galena (PbS), pyrite (FeS) and magnetite (FeOFe2O3).

Mine Exploration

The underground drilling in this property was 7,357 meters. From surface, 4,194 meters were drilled. The measured resource developed with this drilling was 643,267 tons.

The table below sets forth 2005, 2004 and 2003 production information for our Taxco mine:

		2005	2004	2003
Annual operating days	(days)	215	217	222
Total material mined and milled	(kt)	363	352	328
Zinc concentrate	(kt)	25.0	20.7	17.7
Zinc average ore grade	(%)	3.92	3.49	3.51
Zinc average grade in concentrates	(%)	48.66	49.23	50.51
Zinc average recovery	(%)	85.51	82.97	77.39
Lead concentrate	(kt)	5.1	6.1	6.8
Lead average ore grade	(%)	0.80	1.07	1.28
Lead average grade in concentrates	(%)	48.24	52.55	49.25
Lead average recovery	(%)	85.03	84.51	79.71

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

The plant operates one blast furnace (with a second on stand-by) that smelts incoming materials, mainly copper concentrates and copper byproducts from lead plants, to produce a copper matte. The copper matte is then treated in one of the two Pierce Smith converters, producing copper blister (97.4% copper), which in 2005 contained approximately one ounce of gold and 400 ounces of silver per ton of copper blister produced. Of a total copper concentrate intake of 50,243 tons in 2005, approximately 90% was supplied by the Immsa Unit’s mines and the remaining amount was smelted under toll arrangements with third parties. Copper blister production in 2005, 2004 and 2003 amounted to 21,318, 22,666, and 23,548 tons, respectively. Blister production is sold to third parties. Approximately 50% of blister production was sold to customers in the United States in 2005, 21% was sold to customers in Germany, 10% to customers in Mexico and the remaining to customers in other countries.

The San Luis Potosi copper smelter’s equipment include 2 yard locomotives, 2 Traxcavos, 20 dump cars and 6 mechanic front loaders for the furnace charge mixing. Smelting and conversion equipment include 3 blast furnaces, 2 Pierce Smith converter furnaces, 2 molding furnaces, 6 electric front loaders, 6 towing units, 3 narrow way locomotives, 2 bridge cranes, two 7-ton cranes and 3 hoists. Venting System equipment include 9 fans with different capacities and 2 filtering bag houses. This plant has a smelting capacity of 24,000 tons of blister copper per year.

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

The table below sets forth 2005, 2004 and 2003 production information for our San Luis Potosi copper smelter:

		2005	2004	2003
Total copper concentrate smelted	(kt)	50.2	59.2	62.0
Blister copper production	(kt)	21.3	22.7	23.5
Copper average grade in blister	(%)	98.17	97.40	96.74
Average smelter recovery	(%)	96.89	98.19	95.20
Average realized price copper blister	($ per pound)	1.83	0.80	0.80

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

The electrolytic zinc refinery’s major equipment include a roaster with a capacity of 85 m2 of roasting area, a steam recovery boiler and an acid plant. There is a calcinea processing area with 5 leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying. Additionally, the equipment include a cell house with two electrowinning circuits to finally obtain metallic zinc; an alloy and molding area with 2 induction furnaces and four molding systems, two of them with chains to produce 25 kilograms ingots; and two casting wheels to manufacture one ton Jumbo pieces. This refinery has a production capacity of 104,000 tons of refined zinc per year.

The table below sets forth 2005, 2004 and 2003 production information for our San Luis Potosi zinc refinery:

		2005	2004	2003
Total zinc concentrate treated	(kt)	166.8	164.2	169.7
Zinc production	(kt)	101.5	102.6	101.1
Average refinery recovery	(%)	94.57	94.90	94.72
Average realized price refined zinc	($ per pound)	0.64	0.42	0.40
Average realized price zinc concentrate	($ per pound)	0.64	0.48	0.40
Average realized price silver	($ per ounce)	7.19	6.67	4.84

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

Exploration:

At Nueva Rosita, 8,771 meters of diamond drilling and 2,943 meters of reverse circulation were drilled. The diamond drilling was done in the Guayacan, Santo Tomas and Esperanza areas located within a 30 km radius of our present mine. The results at Esperanza and Guayacán are encouraging, but the results at Santo Tomas were negative. The drilling will continue at all three properties in 2006.

The table below sets forth 2005, 2004 and 2003 production information for our Nueva Rosita coal and coke complex:

		2005	2004	2003
Underground mine	(kt)	257.0	238.3	261.0
Open pit	(kt)	407.1	129.3	142.8
Coal mined	(kt)	664.1	367.6	403.8
Average BTU content	BTU/Lb	10,017.2	9,883.8	9,872.3
Average percent sulfur	%	1.02	0.95	0.97
Clean coal produced	(kt)	181.0	116.6	112.6
Coke tonnage produced	(kt)	44.4	46.2	76.6
Average realized price coal	($ per ton)	24.41	25.27	23.41
Average realized price arsenic clean coal	($ per ton)	62.83	56.46	29.74
Average realized price coke	($ per ton)	197.99	189.98	112.85

In the Pasta de Conchos mining complex within the mine there are 5 continuous mining equipment, 6 transporting cars, 2 locomotives, 1 long wall equipment and a cutting machine. There is also a hoist to transport materials inside the unit; a breaker in the surface to feed the washing plant; and a set of 21 coke ovens with a capacity of 100,000 coke tons per year. There is a by-product plant to clean the coke gas in which tar, ammonium sulfate and light crude oil are recovered. There are also two boilers to produce 80,000 steam pounds that are used in the by-products plant.

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

El Arco. The El Arco site is located in the state of Baja California in Mexico. Preliminary investigations of the El Arco site indicate a mineral deposit of 846 million tons of sulfide with average copper grades of 0.51% and 0.14 grams of gold per ton, and 170 million tons of leach materials with average copper grades of 0.56%. Currently we are in the process of identifying water sources for a leaching operation.

Angangueo. The Angangueo site is located in the state of Michoacán in Mexico. A mineral deposit of 13 million tons has been identified with diamond drilling. The mineral deposit contains 0.16 grams of gold and 262 grams of silver per ton, and is comprised of 0.79% lead, 0.97% copper and 3.5% zinc. During 2005, we received the approval for our environmental impact study and we are in the process of obtaining land use approval.

Buenavista. The Buenavista project site is located in the state of Sonora in Mexico, adjacent to the Cananea ore body. Drilling and metallurgical studies have shown that the site contains a mineral deposit of 36 million tons containing 29 grams of silver, 0.69% of copper and 3.3% of zinc per ton.

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

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on the Commodities Exchange, or COMEX, in New York and the London Metal Exchange or LME the two most important metal exchanges in the world. Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week. Our contract prices also reflect any negotiated premiums and the costs of freight and other factors. From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions. In 2003 and 2004, however, we did not enter into any material hedging transactions. We have, however, entered into copper swap contracts in 2005. At December 31, 2005 we do not have any copper swap contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk”. For a further discussion of prices for our products, please see “Management’s Discussion and Analysis of Financial Condition and Result of Operations –Metal Prices”.

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

In December we announced our plans for a 450 Megawatt power generation plant in Mexico to supply our own facilities. We anticipate that the project, which is currently out for bids, will be built and managed by an independent power company and our obligation will be the supply of coal from our reserves and an agreement to use the power output. We expect this plant will give us the ability to better control the cost of our energy requirements, which are a major element of our operating costs. The project is expected to be finished in 2008, is expected to create nearly 900 permanent jobs, 3,000 jobs during the construction stage and will exceed Mexican and international environmental standards.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a web-site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Southern Copper Corporation) file electronically with the SEC. The SEC’s web-site is www.sec.gov.

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

Our financing instruments and those of our Minera México subsidiary include financial and other restrictive covenants that, among other things, limit our and Minera Mexico’s abilities to incur additional debt and sell assets. If either we or our Minera México subsidiary do not comply with these obligations, we could be in default under the applicable agreements which, if not addressed or waived, could require repayment of the indebtedness immediately. Our Minera México subsidiary is further limited by the terms of its outstanding notes, which also restrict the Company’s applicable incurrence of debt and liens. In addition, future credit facilities may contain limitations on its incurrence of additional debt and liens and on its ability to dispose of assets. See “Management’s Discussion and of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

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

A 2005 Mexican Supreme Court decision reduced our results by requiring increased workers’ profit sharing payments by our Minera México subsidiary. In May 2005, the court rendered a decision that changed the method of computing the amount of statutory workers’ profit-sharing required to be paid by certain Mexican companies, including Minera México. The court’s ruling in effect prohibited applying net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts, as further described under “Management’s Discussion and Analysis  of Financial Condition and Results of Operations-Liquidity and Capital Resources-Other Liquidity Considerations”.

Additionally, we expect our future results will continue to be affected by the recently-enacted Peruvian mining royalty charge, which has reduced our earnings in the second half of 2004 and the year 2005, as further described under Business-Mining Rights and Concessions-Peru.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. See “Business-Employees.” For example, in Peru, on August 31, 2004, unionized workers at our mining units in Toquepala and Cuajone initiated work stoppages and sought additional wage increases based on high metals prices. The strike was resolved on September 13, 2004. Additionally, in February 2006 construction workers at the Ilo Smelter modernization project went on strike and blocked access to our Ilo production facilities. Our Ilo refinery and smelter production was interrupted for a short period before the matter was resolved. This disruption did not significantly affect our production.

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

Under the laws of Peru and Mexico, mineral resources belong to the state and government concessions are required in both countries to explore for or exploit mineral reserves. In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for our exploration, exploitation, extraction and/or production operations. In June 2004, the Peruvian Congress enacted legislation imposing a royalty to be paid by mining companies in favor of the regional governments and communities where mining resources are located. Under the new law, we are subject to a 1% to 3% tax, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines. See “Business—Mining Rights and Concessions—Peru.”  In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Secretaría de Economía (Ministry of Economy), pursuant to the Ley Minera (the Mining Law) and regulations thereunder.

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

Item 2.  Properties

We were incorporated in Delaware in 1952.  Our corporate offices in the United States are located at 11811 North Tatum Blvd. Suite 2500, Phoenix, Arizona 85028.  Our telephone number in Phoenix, Arizona is (602) 977-6595.  Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima.  Our website is www.southerncoppercorp.com  We believe that our existing properties are in good condition and suitable for the conduct of its business.

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

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our combined financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2005	2004	2003
COPPER (thousand pounds):
Mined
Peru open pit
Toquepala	347,130	354,618	313,878
Cuajone	360,805	428,553	406,814
SX–EW Toquepala	80,464	92,869	105,283

Mexico open pit
La Caridad	269,662	243,358	236,414
Cananea	261,778	271,670	207,461
SX–EW La Caridad	48,603	48,005	47,334
SX–EW Cananea	124,359	110,671	109,169
IMMSA Unit	28,228	33,186	41,738
Total Mined	1,521,029	1,582,930	1,468,091

Smelted
Blister Ilo	713,200	702,646	689,513
Anodes La Caridad	617,953	548,763	435,168
Blister IMMSA	46,998	49,970	51,914
Total Smelted	1,378,151	1,301,379	1,176,595

Refined
Peru Open Pit
Cathodes Ilo	628,769	618,790	626,126
SX–EW Toquepala	80,464	92,869	105,283

Mexico Open Pit
Cathodes La Caridad	515,179	445,649	361,480
SX–EW La Caridad	48,603	48,005	47,334
SX–EW Cananea	124,359	110,671	109,169
Total Refined	1,397,374	1,315,984	1,249,392

Rod Mexico Open Pit
La Caridad	249,485	153,282	118,654
Total Rod	249,485	153,282	118,654

SILVER (thousand ounces)
Mined
Peru Open Pit
Toquepala	2,230	2,048	1,822
Cuajone	2,261	2,712	2,490

Mexico Open Pit
La Caridad	2,123	1,777	1,846
Cananea	1,698	1,523	1,075
IMMSA Unit	10,183	10,470	10,770
Total Mined	18,495	18,530	18,003

Refined
Peru Open Pit – Ilo	3,533	3,823	3,599
Mexico Open Pit – La Caridad	4,583	2,923	4,376
IMMSA Unit	4,371	4,050	4,171
Total Refined	12,487	10,796	12,146

MOLYBDENUM (thousand pounds)
Mined
Toquepala	11,737	13,236	9,156
Cuajone	11,638	10,267	10,730
La Caridad	9,260	8,184	8,184
Total Mined	32,635	31,687	28,070

ZINC (thousand pounds)
Mined IMMSA	316,603	294,930	283,867
Refined IMMSA	223,820	226,097	222,819

	Year Ended December 31,
Average Market Prices	2005	2004	2003
Copper price ($ per pound - LME)	$1.67	$1.30	$0.81
Copper price ($ per pound - COMEX)	$1.68	$1.29	$0.81
Molybdenum price ($ per pound) (1)	$31.05	$15.95	$5.21
Zinc price ($ per pound - LME)	$0.63	$0.48	$0.38
Silver price ($ per ounce - COMEX)	$7.32	$6.68	$4.89

(1)   Platt’s Metals Week Dealer Oxide

ORE RESERVES:

Ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their mineral content. “Proven” (measured) reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b)grade and/or quality are computed from the results of detailed samplings; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  “Probable” (indicated) reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

“Mineralized material,” on the other hand, is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until legal and economic feasibility are concluded based upon a comprehensive evaluation of unit costs, grade, recoveries and other material factors.

Our proven and probable ore reserve estimates are based on engineering evaluations of assay values derived from the sampling of drill holes and other openings.  We believe that the samplings taken are spaced at intervals close enough to render the estimates reliable.  The ore reserves estimates include assessments of the metallurgy to determine copper recovery by flotation process and column leaching, as well as economic, marketing, legal, environmental, governmental, and other necessary considerations.

Our Peruvian operations, including the Toquepala and Cuajone reserves, are classified into proven (measured), probable (indicated) and possible (inferred) categories based on a RCB Index (Relative Confidence Bound Index) that measures our level of geologic knowledge and confidence in each block.  The RCB index is a measure of relative confidence in the block grade estimate. This approach combines the local variability of the composites used to krig a block with the Kriging variance and incorporates the use of confidence intervals in measuring uncertainty of the block estimates relative to each other. The final resource classification is then based on the distribution of these RCB values for blocks above 0.05% Cu. It is the distribution that is used to find the breaks between proven/probable and probable/possible.

Our Mexican operations, including the Cananea and La Caridad reserves, are calculated using a mathematical block model and applying the Mine-Sight software system. The estimated grades per block are classified as proven and probable.  These grades are calculated applying a three-dimensional interpolation procedure and the inverse distance squared.  Likewise, the quadrant method or spherical search is implemented in order to limit the number of composites that will affect the block’s interpolated value.  The composites data is derived from the geological exploration of the ore body.  In order to classify the individual blocks in the model, a thorough geostatistical variogram analysis is conducted, taking under consideration the principal characteristics of the deposit. Based from this block model classification, and with the implementation of the Lerch-Grossman algorithm, and the Mine-Sight Pit Optimizer procedure, mineable reserves are determined.  The calculated proven and probable reserves include those blocks that result economically feasible to mine by open pit method within a particular mine design.

For the IMMSA Unit, the basis for reserve estimations are sampling of mining operations and drilling exploration, geographical and topographic surveys, tracking down all the foregoing in the corresponding maps, measurement, calculations and interpretation based on the maps and reports from the mines, the mills and/or smelters.  Mineral reserves are mineral stock which is estimated for extraction, to exploit if necessary, to sell or utilize economically, all or in part, taking into consideration the quotations, subsidies, costs, availability of treatment plants and other conditions which the Company estimates will prevail in the period for which reserves are being calculated.  The reserves are divided into proven (85% reliable or more according to statistical studies) and probable (70-80% reliable or more according to statistical studies) categories according to their level of reliability and availability. In order to comply with SEC regulations, proven reserves is a classification that can only be used for such mineral found on top of the last level of the mine (either mineral up to 15 meters below the last level or below the first 15 meters only with sufficient drilling (25 or 30 meters between each drill)).

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

For more information regarding our reserve estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies and Estimates—Ore Reserves”

COPPER AND MOLYBDENUM RESERVES BY SITE:

The table below details our proven and probable copper and molybdenum reserves as estimated at December 31, 2005.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT			MEXICAN IMMSA UNIT	Sensitivity to Change in metals prices (3)
	Cuajone Mine (1)	Toquepala Mine (2)	Cananea Mine (1)	La Caridad Mine (1)	TOTAL OPEN- PIT MINES	IMMSA (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	1.261	1.261	1.261	1.261	1.261	1.261	1.513	1.009
Molybdenum ($/lb.)	17.817	17.817	17.817	17.817	17,817	17.817	21.381	14.254
Cut-off grade	0.30%	0.30%	0.25%	0.20%	0.26%	—	0.21%	0.36%
Sulfide ore reserves (thousands of tons)	1,935,407	2,174,479	3,759,426	1,562,184	9,431,496	41,644	12,481,624	6,111,769
Average grade:
Copper	0.561%	0.580%	0.494%	0.315%	0.498%	0.51%	0.450%	0.577%
Molybdenum	0.019%	0.032%	—	0.028%	0.026%	—	0.025%	0.029%
Lead	—	—	—	—	—	1.06%	—	—
Zinc	—	—	—	—	—	3.54%	—	—
Leachable material (thousands of tons)	11,604	2,777,807	1,499,915	1,489,303	5,778,629	—	5,383,676	5,466,250
Leachable material grade	0.568%	0.172%	0.226%	0.157%	0.183%	—	0.159%	0.216%

Waste (thousands of tons)	5,022,010	7,364,671	3,979,732	540,455	16,906,868	—	20,813,111	13,510,787
Total material (thousands of tons)	6,969,021	12,316,957	9,239,073	3,591,942	32,116,993	—	38,678,411	25,088,806
Stripping ratio	2.60	4.66	1.46	1.30	2.41	—	2.10	3.10

Leachable material
Reserves in stock (thousands of tons)	23,982	807,154	605,711	467,789	1,904,636	—	1,904,636	1,904,636
Average copper grade	0.463%	0.136%	0.139%	0.252%	0.170%	—	0.170%	0.170%

In pit reserves (thousands of tons)	11,604	2,777,807	1,499,915	1,489,303	5,778,629	—	5,383,676	5,466,250
Average copper grade	0.568%	0.172%	0.226%	0.157%	0.183%	—	0.159%	0.216%

Total leachable reserves (thousands of tons)	35,586	3,584,961	2,105,626	1,957,092	7,683,265	—	7,288,312	7,370,886
Average copper grade	0.497%	0.164%	0.201%	0.180%	0.180%	—	0.162%	0.204%
Copper contained in ore reserves (thousand of tons) (4)	10,924	17,390	21,961	7,259	57,534	212	64,707	47,040

(1)       The Cuajone, Toquepala, Cananea and La Caridad concentrator recoveries calculated for these reserves were 83.7%, 87.0%, 81.0% and 82.59%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)       The Immsa Unit includes the Charcas, Santa Bárbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,474 and 441 thousand tons, respectively.

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

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2005 calculated based on long-term price assumptions of, $0.90 for copper and $4.50 for molybdenum.

	Cuajone Mine	Toquepala Mine	Cananea Mine	La Caridad Mine	Total Open-Pit Mines	Immsa (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Molybdenum ($/lb.)	$4.50	$4.50	$4.50	$4.50	$4.50	$4.50
Sulfide ore reserves (thousands of tons)	1,064,339	576,593	2,102,432	480,477	4,223,841	34,568
Average grade:
Copper	0.636%	0.731%	0.597%	0.400%	0.603%	0.54%
Molybdenum	0.020%	0.042%	—	0.028%	0.028%	—
Lead	—	—	—	—	—	1.15%
Zinc	—	—	—	—	—	3.77%
Leachable material
(thousands of tons)	32,211	925,075	1,378,185	826,505	3,161,976	—
Leachable material grade	0.344%	0.218%	0.301%	0.206%	0.252%	—
Waste (thousands of tons)	1,233,031	681,828	3,011,209	205,863	5,131,931	—
Total material (thousands of tons)	2,329,581	2,183,496	6,491,826	1,512,845	12,517,748	—
Stripping ratio	1.19	2.79	2.09	2.15	1.96	—

Leachable material
Reserves in stock (thousands of tons)	23,982	807,154	605,711	467,789	1,904,636	—
Average copper grade	0.463%	0.136%	0.139%	0.252%	0.169%	—
In-pit reserves (thousands of tons)	32,211	925,075	1,378,185	826,505	3,161,976	—
Average copper grade	0.344%	0.218%	0.301%	0.206%	0.252%	—
Total Leachable reserves (thousands of tons)	56,193	1,732,229	1,983,896	1,294,294	5,066,612	—
Average copper grade	0.395%	0.180%	0.251%	0.223%	0.221%	—
Copper contained in ore reserves (thousands of tons) (2)	6,880	6,232	16,700	3,625	33,437	187

(1)       The Immsa Unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,303 and 398 thousand tons, respectively.

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

3.     Using the “interactive planner” option in our mining software (Minesight), ore tons and grades are calculated inside mined areas over the block model. At this point the current cut-off grade is considered.

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

Item 3.  Legal Proceedings

Reference is made to the information under the caption “Litigation Matters” in Financial Statement Note 13 “Commitments and Contingencies” on Page A-121.

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

For a description of limitations on our ability of the Company to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk — Liquidity and Capital Resources” and Note 10 - Financings to our Consolidated Combined Financial Statements.

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

(In millions, except Capital Stock and Financial Data, except where noted)

	Year Ended December 31,
Statement of Earnings Data	2005	2004	2003	2002	2001(1)
Net sales	$4,112.6	$3,096.7	$1,576.6	$1,388.4	$1,560.0
Operating income	2,094.5	1,482.4	325.7	186.9	75.2
Minority interest	(12.5)	(4.7)	(4.3)	(8.9)	2.8
Cumulative effect of change in accounting principle, net of income tax	—	—	(1.5)	—	—

Net earnings (loss)	$1,400.1	$982.4	$83.5	$144.9	$(109.9)

Per share amounts:
Earnings (loss) basic and diluted	$9.51	$6.67	$0.57	$0.98	$(0.75)
Dividends paid	$5.80	$1.30	$0.31	$0.19	$0.19

	As of December 31,
Balance Sheet Data	2005	2004	2003	2002	2001 (1)

Cash, cash equivalents and marketable securities	$876.0	$756.0	$351.6	$175.1	$260.5
Total assets	5,687.6	5,319.2	4,491.0	4,419.0	4,480.6
Total long-term debt, including current portion	1,172.1	1,330.3	1,671.2	1,621.2	1,714.3
Total liabilities	2,348.8	2,494.3	2,385.9	2,452.5	2,633.3
Total stockholders’ equity	$3,326.1	$2,813.6	$2,022.7	$1,881.5	$1,751.9

	Year Ended December 31,
Statement of Cash Flows	2005	2004	2003	2002	2001(1)

Cash provided from operating activities	$1,644.2	$1,172.4	$64.8	$181.9	N/A	(2)
Depreciation, amortization and depletion	277.2	192.6	177.1	157.6	165.9
Cash (used for) investing activities	(425.4)	(219.5)	(59.7)	(85.2)	N/A	(2)
Capital expenditures	(470.6)	(228.3)	(64.9)	(85.4)	(180.9)
Cash (used for) provided from financing activities	(1,055.6)	(540.6)	185.6	(145.9)	N/A	(2)
Dividends paid	(853.9)	(191.4)	(45.4)	(21.5)	(28.8)

	Year Ended December 31,
Capital Stock	2005	2004	2003	2002	2001(1)
Common shares outstanding – basic (in thousands)	147,228	147,224	147,220	147,213	147,210
Common shares outstanding – diluted (in thousands)	147,228	147,224	147,225	147,217	147,212
NYSE Price – High	$70.60	$54.10	$48.85	$15.54	$15.10
NYSE Price – Low	$41.63	$26.53	$14.42	$10.82	$8.42
Book value per share	22.59	19.11	13.74	12.78	11.90
P/E ratio	7.04	7.08	83.11	15.41	(20.25)

	Year Ended December 31,
Financial Ratios	2005		2004		2003		2002		2001(1)

Gross margin(3)	53.5%		50.7%		25.8%		19.4%		10.3%
Operating income margin(4)	50.9%		47.9%		20.7%		13.5%		4.8%
Net margin(5)	34.0%		31.7%		5.3%		10.4%		(7.0)%
Current assets to current liabilities	2.15		1.70		1.88		1.64		0.46
Net debt(6)/total capitalization(7)	8.2%		17.0%		39.5%		43.4%		45.4%
Ratio of Earnings to Fixed charges(8)	17.8	x	12.6	x	2.7	x	1.5	x	—

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

Item 7 and 7.A — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

EXECUTIVE SUMMARY

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

A reconciliation of our operating cash costs per pound to our GAAP cost of sales is presented on page A-93 under the subheading “Non-GAAP Information Reconciliation.”

The reduction in the cash costs per pound of copper produced and purchased (including byproduct revenue) in 2005 and 2004 is to a large extent attributable to the increase in the molybdenum sales price.  The credit to the above costs for molybdenum sales amounted to $0.617 per pound, $0.412 per pound and $0.102 per pound, in 2005, 2004 and 2003, respectively.  The cash cost without byproduct revenue increased in 2005 and 2004 as a result of cost increases, including the cost of petroleum products, purchased electricity, maintenance expenses and the cost of replacement parts.  In addition, the higher copper prices in 2005 and 2004 also increased our computation of cash cost, as we include in our calculation the cost of purchased metal.  The higher value and accordingly the higher cost of copper in these years, increased our cash cost by $0.017 in 2004 and by a further $0.053 in 2005.  Additionally, we believe our operating cash costs will increase in 2006 and the near-term years as a result of the EITF consensus, which we adopted on January 1, 2006 and is described below under “Critical Accounting Policies and Estimates—Capitalized Mine Stripping Costs and Leachable Material”.  If we had applied this consensus in 2005, 2004 and 2003 our pound operating cash cost would have increased by $0.075, $0.056 and $0.052, respectively.

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.7	$14.4	$1.8	$11.4

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

Ilo Smelter Modernization:  Our largest outstanding short-term capital investment project is the Ilo smelter modernization.  The project is part of our Environmental Compliance and Management Program (known by its Spanish acronym, PAMA), which was approved by the Peruvian government in 1997.  The project will modernize the smelter and is targeted to capture no less than 92% of sulfur dioxide emissions, in compliance with Peru’s environmental requirements.  The project is moving ahead on schedule with detailed engineering completed and construction work in process in order to be completed by the end of 2006.  The anode casting wheel part of this project is being hot tested and starting in the first quarter of 2006 we will replace Ilo blister production with anodes.  This will allow us to directly feed the refinery and eliminate the current cost of re-melting blister into anode form.  The budget approved for this project is $500 million, including $389 million expended through December 31, 2005.  We have budgeted $87.5 million for this project in 2006 excluding capitalized interest.

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

The coking plant project includes the re-engineering and modernization of 21 ovens, with this re-engineering we expect to increase efficiency in the system to control emissions during the discharging of the ovens and provide for continuous operation. This project has a capital budget of $12 million of which $8.7 million was expended through 2005.  The expected completion date of the re-engineering part of this project is March 2006. The modernization is forecast to be completed in 2009.

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

Average Market Metals Prices

	Year Ended December 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Copper price ($ per pound - LME)	$1.67	$1.30	$0.81	28.5%	60.5%
Copper price ($ per pound - COMEX)	$1.68	$1.29	$0.81	30.2%	59.3%
Molybdenum price ($ per pound) (1)	$31.05	$15.95	$5.21	94.7%	206.1%
Zinc price ($ per pound - LME)	$0.63	$0.48	$0.38	31.3%	26.3%
Silver price ($ per ounce - COMEX)	$7.32	$6.68	$4.89	9.6%	36.6%

(1) Platt’s Metals Week Dealer Oxide.

Segment Sales Information

The following table presents the volume of sales by segment of copper and our significant byproducts, for each of the three years ended December 31, 2005.

	Year Ended December 31,
Copper sales (million pounds)	2005	2004	2003

Peruvian operations	825.3	864.4	827.1
Mexican open-pit	768.8	680.6	625.5
Mexican IMMSA unit	93.1	53.9	49.1
Intersegment elimination	(147.2)	(34.4)	(45.6)
Total copper sales	1,540.0	1,564.5	1,456.1

Byproduct sales (million pounds, except	Year Ended December 31,
silver - million ounces)	2005	2004	2003
Peruvian operations:
Molybdenum contained in concentrate	23.4	23.5	20.0
Silver	4.2	4.6	4.2

Mexican open-pit operations:
Molybdenum contained in concentrate	8.8	8.1	7.6
Zinc-refined and in concentrate	108.9	101.1	90.1
Silver	7.2	7.5	8.5

IMMSA unit
Zinc-refined and in concentrate	288.7	269.1	274.8
Silver	11.5	12.6	12.1

Intersegment elimination
Zinc	(103.5)	(103.6)	(95.5)
Silver	(3.1)	(4.5)	(5.3)

Total byproduct sales
Molybdenum contained in concentrate	32.2	31.6	27.6
Zinc-refined and in concentrate	294.1	266.6	269.4
Silver	19.8	20.2	19.5

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

We expect that cost of sales will increase in the near future years as a result of the recently issued Emerging Issues Task Force, or EITF, consensus, which we describe above under “Critical Accounting Policies and Estimates — Capitalized Mine Stripping Costs and Leachable Material.”

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.7	$14.4	$1.8	$11.4

We have occasionally used derivative instruments to manage our exposure to changes in commodity prices. However, at December 31, 2005, we hold no derivative instruments.

Impact of New Accounting Standards

For a description of the impact of new accounting standards, see Note 2, “Summary of Significant Accounting Policies—Impact of new accounting standards,” to our Consolidated Combined Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF EARNINGS

For the years ended December 31,	2005	2004	2003
(in thousands, except for per share amounts)
Net sales:
Non-affiliates	$4,096,729	$3,022,614	$1,574,789
Affiliates	15,900	74,083	1,852
Total net sales	4,112,629	3,096,697	1,576,641
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,635,393	1,334,330	992,383
Selling, general and administrative	81,132	71,778	63,597
Depreciation, amortization and depletion	277,248	192,586	177,058
Exploration	24,356	15,610	17,869
Total operating costs and expenses	2,018,129	1,614,304	1,250,907

Operating income	2,094,500	1,482,393	325,734

Interest expense	(108,874)	(106,491)	(117,009)
Capitalized interest	22,509	10,681	5,563
Loss on derivative instruments	(22,262)	(1,413)	—
Loss on debt prepayments	(10,559)	(16,500)	(5,844)
Gain on disposal of property	—	53,542	—
Other income (expense)	(3,712)	(9,689)	(4,174)
Interest income	30,765	8,348	5,198

Earnings before income taxes and minority interest	2,002,367	1,420,871	209,468

Income taxes	589,744	433,758	120,129
Minority interest	12,475	4,727	4,262

Earnings before cumulative effect of change in accounting principle	1,400,148	982,386	85,077

Cumulative effect of change in accounting principle, net of income taxes	—	—	(1,541)

Net earnings	$1,400,148	$982,386	$83,536

Per common share amounts:
Earnings before cumulative effect of change in accounting principle	$9.51	$6.67	$0.58
Cumulative effect of change in accounting principle, net of income tax	—	—	(0.01)
Net earnings - basic and diluted	$9.51	$6.67	$0.57
Dividends paid	$5.80	$1.30	$0.31

Weighted average shares outstanding - basic	147,228	147,224	147,220
Weighted average shares outstanding - diluted	147,228	147,224	147,225

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED BALANCE SHEET

At December 31,	2005	2004
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$876,003	$710,707
Marketable securities	—	45,267
Accounts receivable trade:
Non affiliates	342,412	425,790
Affiliates	9,099	15,353
Accounts receivable - other	34,949	33,081
Inventories	395,845	352,377
Deferred Income tax - current portion	5,248	—
Other current assets, net	50,798	52,966
Total current assets	1,714,354	1,635,541

Property, net	3,326,126	3,068,486
Capitalized mine stripping costs, net	289,369	318,116
Leachable material, net	210,118	134,621
Intangible assets, net	120,861	123,496
Other assets, net	26,746	38,933
Total assets	$5,687,574	$5,319,193

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$152,314
Accounts payable	284,977	142,362
Accrued income taxes	275,763	293,295
Due to affiliated companies	6,355	66,524
Deferred income taxes	—	42,500
Accrued workers’ participation	195,552	84,245
Accrued liabilities	22,985	180,678
Total current liabilities	795,632	961,918

Long-term debt	1,162,065	1,177,974
Deferred income taxes	259,089	243,600
Other liabilities and reserves	120,795	105,179
Asset retirement obligation	11,221	5,643
Total non-current liabilities	1,553,170	1,532,396

Commitments and contingencies (Note 13)

MINORITY INTEREST	12,695	11,284

STOCKHOLDERS’ EQUITY
Common stock par value $0.01; shares authorized: 2005-167,207,640; 2004-101,306,807 shares issued 2005-147,432,681; 2004-81,531,848	1,474	815
Class A Common Stock, par value $0.01; shares issued and authorized 65,900,833	—	659
Additional paid-in capital	693,800	728,265
Retained earnings	2,648,359	2,102,098
Other accumulated comprehensive loss	(13,090)	(13,653)
Treasury stock, at cost, common shares, 2005-204,656; 2004-207,256	(4,466)	(4,589)
Total stockholders’ equity	3,326,077	2,813,595
Total liabilities, Minority Interest and Stockholders’ Equity	$5,687,574	$5,319,193

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

For the years ended December 31,	2005	2004	2003
(in thousands)

OPERATING ACTIVITIES
Net earnings	$1,400,148	$982,386	$83,536
Cumulative effect of the change in accounting principle, net of income tax	—	—	1,541
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	277,248	192,586	177,058
Capitalized mine stripping and leachable material	(116,409)	(92,797)	(79,704)
Remeasurement loss (gain)	8,885	14,379	(21,982)
Provision for deferred income taxes	(42,268)	54,385	31,526
Minority interest	12,475	4,727	4,262
Gain on sale of property	—	(53,542)	—
Amortization of deferred financing fees	15,065	—	—
Other	—	—	12,388
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	59,457	(261,301)	(39,187)
Inventories	(43,468)	(54,330)	14,806
Accounts payable and accrued liabilities	66,469	371,477	(116,924)
Other operating assets and liabilities	6,593	14,383	(2,475)
Net cash provided from operating activities	1,644,195	1,172,353	64,845

INVESTING ACTIVITIES
Capital expenditures	(470,636)	(228,299)	(64,880)
Purchase of marketable securities	—	(69,409)	—
Sales and maturity of marketable securities	45,267	24,142	—
Sale of property	—	59,980	—
Other	—	(5,876)	5,228
Net cash used for investing activities	(425,369)	(219,462)	(59,652)

FINANCING ACTIVITIES
Debt incurred	993,646	600,000	50,000
Debt repaid	(1,151,869)	(940,912)	—
Capital stock transaction – Minera Mexico	(7,438)	(1,319)	93,719
Dividends paid to common stockholders	(853,887)	(191,360)	(45,352)
Escrow on long-term loans	(601)	(5,532)	88,048
Distributions to minority interest	(5,297)	(1,465)	(408)
Purchase of shares Minera Mexico	(30,276)	—	—
Other	123	(21)	(437)
Net cash provided from (used for) financing activities	(1,055,599)	(540,609)	185,570

Effect of exchange rate changes on cash and cash equivalents	2,069	(53,185)	(14,224)

Increase in cash and cash equivalents	165,296	359,097	176,539
Cash and cash equivalents, at beginning of year	710,707	351,610	175,071

Cash and cash equivalents, at end of year	$876,003	$710,707	$351,610

	2005	2004	2003
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$80,286	$116,048	$117,573
Income taxes	$702,660	$165,548	$39,812
Supplemental schedule of non-cash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable to affiliate	$—	$—	$212
Additional liability for employee benefit obligation	$(849)	$1,060	$9,241
Note payable for acquisition of minority interest	$—	$51,352	$—

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For years ended December 31,	2005	2004	2003
(in thousands)

CAPITAL STOCK:
Balance at beginning of year:	$815	$815	$815
Issued in exchange for class A common stock	659	—	—
Balance at end of year	1,474	815	815

Class A Common Stock
Balance at beginning of year	659	659	659
Exchanged for common stock	(659)	—	—
Balance at end of year	—	659	659

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	728,265	729,584	635,865
Net movement of the period	(34,465)	(1,319)	93,719
Balance at end of year	693,800	728,265	729,584

TREASURY STOCK:
Balance at beginning of year	(4,589)	(4,672)	(4,821)
Used for corporate purposes	123	83	149
Balance at end of year	(4,466)	(4,589)	(4,672)

RETAINED EARNINGS:
Balance at beginning of year	2,102,098	1,311,072	1,272,888
Net earnings	1,400,148	982,386	83,536
Dividends paid, Common stock and Class A Common stock, per share, 2005 - $5.80, 2004 - $1.30, 2003 - $0.31	(853,887)	(191,360)	(45,352)
Balance at end of year	2,648,359	2,102,098	1,311,072

OTHER ACCUMULATED COMPREHENSIVE LOSS:
Balance at beginning of year	(13,653)	(14,713)	(23,954)
Additional decrease in liability for employee benefit obligations	(849)	1,060	9,241
Unrealized gain on equity securities	1,412	—	—
Balance at end of year	(13,090)	(13,653)	(14,713)

TOTAL STOCKHOLDERS’ EQUITY	$3,326,077	$2,813,595	$2,022,745

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

The following is a reconciliation of the asset retirement obligation for the two years ended December 31, 2005 (in millions):

Balance January 1, 2004	$5.3
Additions, changes in estimates	—
Accretion expense	0.3

Balance, December 31, 2004	5.6
Additions, changes in estimates	4.6
Accretion expense	1.0

Balance, December 31, 2005	$11.2

NOTE 10-FINANCINGS:

Long term debt:

	As of December 31,
(in millions)	2005	2004
SCC:
6.375% Notes due 2015 ($200 million face amount, less unamortized discount of $1.0 million)	$199.0	$—
7.500% Notes due 2035 ($600 million face amount, less unamortized discount of $5.2 million)	594.8	—
8.75% Corporate bonds due 2007	—	50.0
5.5625% Corporate bonds due 2005-2012	—	73.1
5.3750% Corporate bonds due 2005-2012	—	25.9
4.5000% Corporate bonds due 2005-2010	—	25.0
4.6250% Corporate bonds due 2005-2010	—	25.0
5.92% Mitsui credit agreement due 2013 (3.94% at December 31, 2004)	80.0	90.0
Minera Mexico:
Citibank credit facility	—	600.0
8.25% Yankee bonds-Series A due 2008	173.3	316.3
9.25% Yankee bonds-Series B due 2028	125.0	125.0
Total debt	1,172.1	1,330.3
Less, current portion	(10.0)	(152.3)
Total long-term debt	$1,162.1	$1,178.0

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

On January 15, 2004, the Company entered into a tolling agreement with Asarco.  Under terms of the agreement, in the first quarter of 2004 the Company, through its wholly owned US subsidiary, Southern Peru Limited (“SPL”), commenced delivering to Asarco, at its Amarillo, Texas refinery, copper cathodes for conversion into copper rods, which the Company sells to customers in the United States.  The Company delivered 29,000 tons and 77,000 tons of copper during 2005 and 2004, respectively to the Asarco refinery.  On July 8, 2005 Asarco declared Force Majeure, notifying SPL that because of a strike at their facilities, they would be unable to accept shipments from the Company.  Accordingly, deliveries to the refinery were suspended and the Company has redirected the copper otherwise intended for delivery to the refinery to other customers.  At December 31, 2005 the Company did not have copper at the Asarco refinery.  The Company paid Asarco a tolling charge upon its receipt of copper rods.  These charges, $1.6 million in 2005 and $3.8 million in 2004, are based on competitive market terms.  Through June 9 2005 the Company sold a portion of the copper treated by Asarco, approximately $13.7 million, to the Marmon Group — Cerro Wire, a stockholder of the Company until June 9, 2005 and sold $70.2 million to Cerro, in 2004.  At December 31, 2004 there was $8.5 million in affiliates accounts receivable related to SPL’s sales to Cerro.

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

See also the disclosure on the acquisition of Minera Mexico on page A-99.

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

Phone: (800)524-4458

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

Telephone (511) 348-5999, Fax (511)349-0592.

OTHER CORPORATE INFORMATION

For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

11811 North Tatum Blvd. Suite 2500, Phoenix, Az. 85028, USA

Telephone: (602)977-6595

SOUTHERN COPPER CORPORATION

11811 North Tatum Blvd. Suite 2500, Phoenix, Az. 85028, USA

Telephone: (602)977-6595, Fax: (602)977-6700

NYSE Symbol: PCU

Avenida Caminos del Inca 171, Chacarilla del Estanque, Santiago de Surco, Lima 33 — Peru

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Mexico D.F. March 13, 2006

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have completed integrated audits of Southern Copper Corporation’s and its subsidiaries 2005 and 2004 consolidated combined financial statements and of its internal control over financial reporting as of December 31, 2005, and audit of its 2003 consolidated combined financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated combined financial statements

In our opinion, the accompanying consolidated combined balance sheets and the related consolidated combined statements of earnings, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Southern Copper Corporation’s and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) The following documents are filed as part of this report:

1.             Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Form 10-K
Pages
Consolidated Combined Statement of Earnings for the years ended December 31, 2005, 2004 and 2003	A94
Consolidated Combined Balance Sheet at December 31, 2005 and 2004	A95
Consolidated Combined Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003	A96-A97
Consolidated Combined Statement of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	A98
Notes to the Consolidated Combined Financial Statements	A99-A137
Reports of Independent Registered Public Accounting Firm	A139-140

2.             Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed on October 11, 2005

3.2	By-Laws, as last amended on February 3, 1998

4.1	Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC

4.2	Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.3	Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.4	Form of 6.375% Note (included in Exhibit 4.2)

4.5	Form of New 7.500% Note (included in Exhibit 4.3)

10.1	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

10.2	Incentive Compensation Plan of the Company

10.3	Stock Incentive Plan of the Company

10.4	Form of Directors Stock Award Plan of the Company

10.5	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A. de C.V. in February 2004

10.6	Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company,

Inc., Americas Mining Corporation and Minera México S.A. de C.V.

14	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended by the Board of Directors on October 21, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers S.C.)

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

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

/s/ German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

Vice President, Finance, Chief Financial Officer
/s/ J. Eduardo Gonzalez	and Director (principal financial officer)
J. Eduardo Gonzalez

/s/ Jose N. Chirinos Fano	Comptroller (principal accounting officer)
Jose N. Chirinos Fano

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Genaro Larrea Mota-Velasco
German Larrea Mota-Velasco	Genaro Larrea Mota-Velasco

/s/ Emilio Carrillo Gamboa	/s/ Armando Ortega Gomez
Emilio Carrillo Gamboa	Armando Ortega Gomez

/s/ Jaime Collazo Gonzalez	/s/ L. Miguel Palomino Bonilla
Jaime Collazo Gonzalez	L. Miguel Palomino Bonilla

/s/Xavier Garcia de Quevedo	/s/ Gilberto Perezalonso Cifuentes
Xavier Garcia de Quevedo	Gilberto Perezalonso Cifuentes

/s/ J. Eduardo Gonzales	/s/ Juan Rebolledo Gout
J. Eduardo Gonzalez	Juan Rebolledo Gout

/s/ Oscar Gonzalez Rocha	/s/ Carlos Ruiz Sacristan
Oscar Gonzalez Rocha	Carlos Ruiz Sacristan

/s/ Harold S. Handelsman
Harold S. Handelsman

Date:  March 6, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  August 29, 2006

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