Form 10-Q
period 2006-09-30
SOUTHERN COPPER CORP/
filed 2006-11-03
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2006
Third Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006	Commission file number 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11811 North Tatum Blvd. Suite 2500 Phoenix, AZ	85028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 977-6595

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

As of October 31, 2006 there were outstanding 294,460,850 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

INDEX TO FORM 10-Q

Part I. Financial Information:

Item. 1	Condensed Consolidated Combined Financial Statements (unaudited)

Condensed Consolidated Combined Statement of Earnings three and nine months ended September 30, 2006 and 2005

Condensed Consolidated Balance Sheet September 30, 2006 and December 31, 2005

Condensed Consolidated Combined Statement of Cash Flows three and nine months ended September 30, 2006 and 2005

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

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Combined Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended September, 30		9 Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net sales:
Non affiliates	$1,412,238	$1,030,193	$3,810,278	$2,894,730
Affiliates	—	—	—	28,357
Total net sales	1,412,238	1,030,193	3,810,278	2,923,087

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	509,258	382,994	1,437,990	1,185,669
Selling, general and administrative	25,162	20,199	72,491	59,202
Depreciation, amortization and depletion	67,702	74,818	198,787	206,329
Exploration	5,655	6,361	14,864	17,205
Total operating costs and expenses	607,777	484,372	1,724,132	1,468,405

Operating income	804,461	545,821	2,086,146	1,454,682

Interest expense	(31,602)	(37,675)	(82,711)	(86,231)
Capitalized interest	7,403	4,747	19,009	12,316
Gain on derivative instruments	—	5,489	—	2,789
Loss on debt prepayments	(100)	—	(960)	(7,664)
Other income (expense)	5,320	126	12,808	310
Interest income	10,848	5,051	34,456	13,541
Earnings before taxes on income and minority interest	796,330	523,559	2,068,748	1,389,743

Taxes on income	271,944	152,573	679,680	405,443
Minority interest	2,803	1,576	6,630	4,598

Net earnings	$521,583	$369,410	$1,382,438	$979,702

Per common share amounts:
Net earnings basic and diluted	$1.77	$1.25	$4.69	$3.33
Dividends paid	$1.00	$0.52	$3.75	$2.34
Weighted average common shares outstanding (Basic)	294,461	294,456	294,461	294,456
Weighted average common shares outstanding (Diluted)	294,461	294,456	294,461	294,456

The accompanying notes are an integral part of these condensed consolidated combined financial statements. All the share and per share amounts for prior periods had been restated to reflect the common stock split see note H.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$918,099	$876,003
Accounts receivable trade – Non-affiliates	474,577	342,412
Accounts receivable – Affiliates	3,717	9,099
Accounts receivable – other	45,008	34,949
Inventories	480,473	395,845
Deferred income tax	23,138	5,248
Prepaid and other current assets	60,426	50,798
Total current assets	2,005,438	1,714,354

Property, net	3,486,514	3,326,126
Capitalized mine stripping, net	—	289,369
Leachable material, net	221,956	210,118
Intangible assets, net	118,761	120,861
Other assets, net	43,219	26,746
Total Assets	$5,875,888	$5,687,574

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	232,646	284,977
Accrued income taxes	121,210	275,763
Due to affiliated companies	4,892	6,355
Accrued workers’ participation	206,426	195,552
Other accrued liabilities	34,259	22,985
Total current liabilities	609,433	795,632

Long-term debt	1,527,793	1,162,065
Deferred income taxes	208,556	259,089
Other liabilities	89,494	120,795
Asset retirement obligation	11,943	11,221
Total non-current liabilities	1,837,786	1,553,170

Commitments and Contingencies (Note J)

MINORITY INTEREST	13,207	12,695

STOCKHOLDERS’ EQUITY
Common stock	2,946	2,946
Additional paid-in capital	772,108	772,696
Retained earnings	2,745,800	2,648,359
Other accumulative comprehensive loss	(8,407)	(13,090)
Treasury stock	(96,985)	(84,834)
Total Stockholders’ Equity	3,415,462	3,326,077

Total Liabilities, Minority Interest and Stockholders’ Equity	$5,875,888	$5,687,574

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
OPERATING ACTIVITIES

Net earnings	$521,583	$369,410	$1,382,438	$979,702
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	67,702	74,818	198,787	206,329
Capitalized mine stripping and leachable material	(43,384)	(25,353)	(43,384)	(77,898)
Remeasurement loss(gain)	6,172	(1,089)	(5,210)	10,946
Gain on sale of property	(1,881)	(2,084)	(1,881)	(2,084)
Provision for deferred income taxes	1,105	(51,653)	17,340	(18,217)
Amortization of deferred financing cost	—	12,530	—	14,965
Unrealized gain on derivative instruments	(8,330)	—	(6,512)	—
Minority interest	2,803	1,576	6,630	4,598

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(12,453)	(85,814)	(147,686)	46,061
Inventories	(19,132)	(15,620)	(84,628)	(31,778)
Accounts payable and accrued liabilities	(4,149)	245,993	(240,843)	(42,108)
Other operating assets and liabilities	12,549	(64,361)	18,053	(97,901)
Net cash provided by operating activities	522,585	458,353	1,093,104	992,615

INVESTING ACTIVITIES
Capital expenditures	(102,311)	(118,081)	(333,031)	(263,311)
Purchase of marketable securities	—	—	—	(74,339)
Sales of marketable securities	—	—	—	119,606
Sales of property	3,220	1,177	4,586	1,177
Other	(2,813)	1,455	(2,176)	(11,678)
Net cash used for investing activities	(101,904)	(115,449)	(330,621)	(228,545)

FINANCING ACTIVITIES
Debt repaid	(2,315)	(680,080)	(23,825)	(1,098,685)
Debt incurred	361	793,646	389,553	993,646
Escrow on long-term loans	—	—	(149)	(311)
Dividends paid to common stockholders	(294,458)	(153,556)	(1,104,212)	(603,599)
Distributions to minority interest	(1,465)	(650)	(6,336)	(4,159)
Other	6,967	—	—	123
Net cash used for financing activities	(290,910)	(40,640)	(744,969)	(712,985)

Effect of exchange rate changes on cash and cash equivalents	(12,622)	(6,560)	24,582	5,078

Increase in cash and cash equivalents	117,149	295,704	42,096	56,163
Cash and cash equivalents, at beginning of period	800,950	471,166	876,003	710,707
Cash and cash equivalents, at end of period	$918,099	$766,870	$918,099	$766,870

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,672	$19,121	$40,620	$74,808
Income taxes	$251,200	$122,624	$978,838	$569,309

Non cash transactions:
Common stock split:
Increase in Common stock	1,472
Decrease in Additional paid-in capital	1,472

The accompanying notes are an integral part of these condensed consolidated combined financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated combined financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005.  The condensed consolidated combined financial statements for the three and nine month periods ended September 30, 2006 and 2005 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated November 2, 2006, is presented on page 46.  The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying condensed consolidated combined financial statements should be read in conjunction with the consolidated combined financial statements at December 31, 2005 and notes included in the Company’s 2005 annual report on Form 10-K/A Amendment No. 2.

In the first quarter of 2006, the Company reclassified from additional paid-in capital to treasury stock the carrying value of its investment in shares held by one of its Mexican subsidiaries in its controlling shareholder, Grupo Mexico, S.A.B. de C.V. (Grupo Mexico).  At September 30, 2006 and December 31, 2005, the carrying amount was $92.5 million and $80.3 million, respectively. Certain prior year amounts have been reclassified to conform to the current presentation.

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

C.             Inventories were as follows:

(In millions)

	September 30, 2006	December 31, 2005

Metals at lower of average cost or market:
Finished goods	$165.8	$106.9
Work-in-process	138.9	135.4
Supplies at average cost	175.8	153.5
Total inventories	$480.5	$395.8

D.            Income taxes:

The Company’s income tax provision for the nine months ended September 30, 2006 and 2005 was $679.7 million and $405.4 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2006 and 2005 periods are 32.9% and 29.2%, respectively.  The increase in the 2006 effective tax rate is attributable to the following factors: 1) a non-deductible expense of $29.4 million for workers’ participation resulting from a change in Mexican law regarding the basis of calculation in the 2005 period, 2) a tax refund of $43.4 million received by our Mexican subsidiary in the 2005 period for asset-based taxes (minimum income tax) paid in prior years, and 3) a decrease of 1% in the 2006 statutory tax rate for our Mexican operations.

E.              Provisionally Priced Sales:

At September 30, 2006, the Company has recorded provisionally priced sales of 123.8 million pounds of copper, at an average forward price of $3.44 per pound.  Also, the Company has recorded provisionally priced sales of 2.9 million pounds of molybdenum at September 30, 2006 market price of $27.00 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2006:

Copper (million lbs.)	Priced at	Month of Settlement
74.2	3.44222	October 2006
36.7	3.44616	November 2006
2.2	3.42553	December 2006
4.8	3.38652	March 2007
5.9	3.36702	April 2007
123.8	3.43737

Molybdenum (million lbs.)	Priced at	Month of Settlement
1.4	27.00000	October 2006
0.7	27.00000	November 2006
0.8	27.00000	December 2006
2.9	27.00000

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

Copper swaps:

Transactions under this copper price protection program are not accounted for as hedges under SFAS No. 133 and are adjusted to fair market value based on the copper price as of the last day of the respective reporting period with the gain or loss recorded in total net sales. The actual impact of this protection program on the Company’s fourth quarter copper production can not be fully determined until the maturity of each copper swap contract with final adjustments based on the average annual copper price. As a result of this copper price protection program, the Company decided to change its accounting policy to recognize the change in the fair market value of these financial instruments against net sales. The Company believes that this income statement classification reflects better the intention of this copper price protection program. Before the second quarter of 2006, the change in the fair market value of our derivative instruments was accounted for in a separate non-operating income statement line item.

In the first nine months of 2006 and 2005 the Company entered into copper swaps contracts to protect a portion of its 2006 and 2005 copper production for future sales at a fixed copper price.  Related to the settlement of these copper swap contracts the Company recorded a loss of $30.3 million in the third quarter of 2006 and $288.2 million and $11.2 million in the nine month period of 2006 and 2005, respectively.  These losses were recorded in net sales on the condensed consolidated combined statement of earnings.

At September 30, 2006, the Company has copper swap contracts to protect 57.3 million pounds of copper production for the October-December period of 2006 at prices ranging from $3.52 per pound through $3.68 per pound.  These contracts are as follows:

Pounds (in millions)	Period	Copper Swap Price (1)
26.5	October 2006	$3.58	(2)
22.0	November 2006	$3.56	(2)
8.8	December 2006	$3.59	(2)

(1)                  SCC will receive (pay) if the actual average COMEX copper price for period is under (over) swap price on quantity hedged.

(2)                  The copper swap price is the per pound weighted average for the month or a portion of the month in the case of some contracts.  Prices for October 2006 range from $3.52 to $3.68, prices for November 2006 range from $3.52 to $3.60, and the price for December 2006 range from $3.58 to $3.59.

Interest rate swaps:

In 2005, the Company entered into interest rate swap agreements to hedge its exposure to interest rate changes on its variable rate debt.  These facilities were terminated in July 2005 and the Company recorded a gain of $3.9 million and $1.1 million in the third quarter and first nine months of 2005, respectively.

G.             Asset Retirement Obligation:

In 2005, the Company accrued an asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and adopted in 2005.  This law requires the Company to present a mine closure plan to the Peruvian Ministry of Energy and Mines (“MEM”) by August 2006.  In April 2006, the Company selected Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group, Inc. (Reno, Nevada) both independent consultants, to work in the development of the mine closure plan.  The Conceptual plan, without costs, was submitted to MEM in August 2006 and is subject to review by MEM for 45 days. After the MEM review, the Company will have 90 days to prepare and submit the mine closure plan, including costs, which is then subject to approval by MEM and open to public discussion and comment in the area of Company operations.  In application of SFAS No. 143 and according to the criteria established by FIN-47, the Company has made an estimate of this potential liability and recorded such liability, based on its review of the law. However, the Company cannot assure that the amount of this liability recorded will be adequate until our mine plan is reviewed and accepted by MEM.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience and includes costs at the Ilo smelter and refinery, tailings disposal and the dismantling of the Toquepala and Cuajone concentrators, repair shops and auxiliary services.  In this regard, the Company recorded an additional asset retirement liability in 2005 of $5.2 million for this new law and increased net property by $4.6 million.

The following table summarizes the asset retirement obligation activity for the first nine months of 2006 and 2005 (in millions):

	2006	2005
Balance as of January 1,	$11.2	$5.6
Additions, changes in estimates	—	—
Accretion expense	0.7	0.3
Balance as of September 30,	$11.9	$5.9

H.            Stockholders Equity

Common stock:

On August 30, 2006 the Executive Committee of the Board of Directors declared a two-for-one split of the Company’s outstanding common stock.  On October 2, 2006 common shareholders of record at the close of business on September 15, 2006, received one additional share of common stock for every share owned.  The Company’s common stock began trading at its post-split price on October 3, 2006.  The split increased the number of shares outstanding to 294,460,850 from 147,230,425.  The stock split has been recorded in our nine month 2006 financial statements.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

I.                 Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	September 30,	December 31,
	2006	2005
Affiliate receivable:
Grupo Mexico Servicios, S.A de C.V.	$—	$2.6
Grupo Mexico, S.A.B. de C.V.	—	0.4
Mexico Constructora Industrial, S.A. de C.V.	3.4	5.0
Intermodal Mexico, S.A. de C.V.	—	0.4
Ferrocarril Mexicano, S.A. de C.V.	—	0.4
Other	0.3	0.3
	$3.7	$9.1
Affiliate payable:
Grupo Mexico, S.A.B. de C.V.	$2.5	$2.5
Ferrocarril Mexicano, S.A. de C.V.	2.1	3.0
Other	0.3	0.9
	$4.9	$6.4

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

The Company sold to Asarco LLC (“Asarco”), an affiliate of Grupo Mexico, $0.3 million and $11.6 million of metal products in the first nine months of 2006 and 2005, respectively; and purchased metal products from Asarco for $1.1 million in the first nine months of 2005. In addition, the Company paid $0.9 million to Asarco in the first nine months of 2005 for tolling services. There were no purchases of metal products and tolling services from Asarco in the first nine months of 2006.

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  In 2005, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  Grupo Mexico is reimbursed for these support services.  The total amount paid by the Company to Grupo Mexico for such services in the first nine months of 2006 and 2005 was $10.3 million.  The Company expects to continue to pay for these services going forward in an amount of $13.8 million per year.

The Company’s Mexican operations paid fees of $12.7 million and $18.9 million in the first nine months of 2006 and 2005, respectively; primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid fees of $24.7 million and $18.9 million in the first nine months of 2006 and 2005, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  In connection with this, the Company paid fees of $0.8 million and $1.7 million in the first nine months of 2006 and 2005, respectively, for maintenance services provided by Mexico Compañia de Productos Automotrices S.A. de C.V., a company controlled by the Larrea family. Additionally, in the third quarter of 2006 our Mexican subsidiary provided a short-term, interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane.  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.

The Company purchased $3.4 million and $2.9 million in the first nine months of 2006 and 2005, respectively; of industrial material from companies in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.  In addition, the Company purchased $0.5 million and $0.2 million in the first nine months of 2006 and 2005, respectively, of industrial material from companies in which Mr. Alejandro Gonzalez is employed as a sales representative.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

It is anticipated that in the future the Company will enter into similar transactions with such parties.

J.                Commitments and Contingencies:

Peruvian Operations

Royalty charge-

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under the new law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $48.6 million and $26.2 million in the first nine months of 2006 and 2005 respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the condensed consolidated combined statement of earnings.

In April 2005, a Constitutional Tribunal ruled the law constitutional and additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge.  In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guarantee and Promotional Measures for Investment Contract”), relating to our solvent extraction and electrowinning (“SX/EW”) production, which agreement purports to, among other things, fix tax rates and other charges relating to such production.  The Company believes that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and intends to protest the imposition of the royalty charge on SX/EW production, when and if assessed.  Provisions made by the Company for the royalty charge do not include approximately $11.9 million of additional potential liability relating to its SX/EW production from June 30, 2004 through September 30, 2006.

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

The slag remediation program is progressing as scheduled and is expected to be completed by January 2007.  With respect to the smelter emissions, the third phase of the Ilo modernization has started and is scheduled to be completed by January 2007.  In July 2003, the Company awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holdings Limited).  The Company believes that the selected proposal complies with the current environmental regulations.  This project is the Company’s largest capital investment project and is estimated at $500 million, including $505.8 million expended through September 2006 (which includes $51.5 million of capitalized interest not included in the budget).  Beginning in 1995 and continuing while this project is under construction, the Company established an emissions curtailment program that has allowed SCC to comply with the annual sulfur dioxide air quality standard (established by the MEM in 1996) in the populated areas of the city of Ilo.

In 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law was amended in May 2004 and again in May 2005.  The current modification establishes that mining companies must submit their mine closure plans within one year of publication of final regulations.  On August 16, 2005 final regulations were published and the Company initiated the preparation of the required mine closure plan.  This plan, in its final form, will include the estimated cost required for the Peruvian operations, including cost at the Ilo smelter and refinery, tailings disposal, and the dismantling of the Toquepala and Cuajone concentrators, shops and auxiliary services.

As the law requires that the mine closure plan be prepared by an independent consulting entity, the Company engaged Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group Inc (Reno, Nevada) independent consulting entities to prepare the mine closure plan.  The conceptual plan, without costs, was submitted to MEM in August 2006 and is subject to review by MEM for 45 days. After the MEM review, the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which is then subject to approval by MEM and open to public discussion and comment in the area of Company operations.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company believes the liability for these asset retirement obligations cannot currently be precisely measured, or estimated, until the Company has completed its final mine closure plan and is reasonably confident that it will be approved by MEM in most material respects.  However, the Company has made a preliminary estimate of this liability and has recorded such amount in its financial statements.  As of September 30, 2006, the Company has recorded $5.6 million for this liability.  The Company believes that this estimate should be viewed with caution, pending final approval of its mine closure plan, expected later in 2006 or early 2007.

For the Company’s Peruvian operations, environmental capital expenditures were $117.2 million and $140.3 million in the first nine months of 2006 and 2005, respectively.  The Company expects to spend approximately $148.2 million for environmental capital expenditures in 2006, for the Ilo smelter modernization project.

Mexican operations-

Environmental matters-

The Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water pollution, air pollution, noise pollution and hazardous and solid wastes.  Some of these laws and regulations are relevant to legal proceedings pertaining to the Company’s San Luis Potosi copper facilities.

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

Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, United States and Canada in connection with NAFTA in February 1999.  However, the Company’s management does not believe that continued compliance with the Environmental Law or Mexican State environmental laws will have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure you that stricter enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

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

For the Company’s Mexican operations, environmental capital expenditures were $5.3 million and $5.0 million in the first nine months of 2006 and 2005, respectively.  Approximately $25.7 million has been budgeted for environmental capital expenditures in 2006, 77% of which belongs to projects at La Caridad mine which have been delayed as a result of the mine closure.

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

In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the minority interest on the Company’s balance sheet. What remains of the workers’ equity participation is now included in the condensed consolidated balance sheet under the caption “Minority Interest”. At September 30, 2006, the labor share minority interest in the Company’s Peruvian Branch amounted to 0.71%.

Since 1995, the Company has periodically purchased labor shares on the open market.

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (García Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares. This amount corresponds to the total number of labor shares for all of the Company’s Peruvian workers, and the complaint is seeking to have labor shares issued to the plaintiffs proportionally to each in accordance with their time of work with the Company, plus dividends on such labor shares. In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the labor shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000.  On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedure requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  The labor judge dismissed the lawsuit in January 2005.  The plaintiffs have appealed to the Lima Labor superior court.

2)              Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), of the Company seeking delivery of (1) labor shares (or shares of whatever other current legal denomination)corresponding to years 1971 to December 31,1977 (we understand the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “…for the amount of the workers’ participation of S/. 17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends. On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.

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

The Company asserts that the claims are meritless and that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect. We do not believe that an unfavorable outcome is reasonably possible. The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.

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

Mexican operations-

The Mexican Geological Services (MGS) Royalties:

In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997.  Mexcobre answered and denied MGS’s claims in October 2002.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  We estimate that the payment made on January 11 will cover 100% of the royalty payments required for past periods.  Any residual payments will be determined by a judicial ruling from the above mentioned court.  On an ongoing basis the Company will be required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

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

The first action was resolved by denying IMMSA’s interest on August 23rd by a Federal court. IMMSA submitted on September 21st its last appeal before the Supreme Court of Justice.

Based on the foregoing, IMMSA is expecting that in the near future Desarrolladora Intersaba, S.A. de C.V., files a lawsuit against IMMSA, requesting payment of certain damages supposedly caused by IMMSA, during the procedure of annulment requested.

These actions are awaiting final resolutions.  IMMSA believes that, should the outcome of the above mentioned legal proceedings be adverse to IMMSA’s interests, the construction of the “Villa Magna” housing and commercial development would not, in itself, affect the operations of IMMSA’s zinc plant.

In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosi due to its refusal to issue IMMSA’s a use of land permit in respect to its zinc plant.  The Municipality has refused to grant such license based on the argument that IMMSA has failed to submit, as part of the application process, a “manifestación de impacto ambiental” (environmental impact assessment).  IMMSA believes that the environmental impact assessment is not required because IMMSA will not undertake construction activities.  The trial judge has ordered the Municipality to continue the analysis of IMMSA’s request to issue the “licencia de uso de suelo” (land use permit).  The municipality has refused to issue the land use permit.  IMMSA has filed a request for relief against such resolution to compel the court to issue the land use permit.

These procedures are awaiting final resolution.

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

Based on the foregoing, IMMSA has submitted an Amparo action before a Federal court in Mexico challenging the constitutionally and legality of the regulations.

Tax contingency matters-

U.S. Internal Revenue Service (“IRS”)

The Company is regularly audited by the federal, state and foreign tax authorities both in the United States and internationally.  These audits can result in proposed assessments.  In 2002, the IRS issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996.  In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  Generally, the years 1994 through 1996 are now closed to further adjustment.

The IRS completed field audit work for all years preceding 2003 and currently is auditing 2003 and 2004.  During the audit of the tax years 1997 through 1999, the IRS questioned the Company’s accounting policy for determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  In the fourth quarter of 2003, the Company and the IRS had jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  In August 2005 the National Office of the IRS responded to the IRS field audit group’s request for technical advice.  The issuance of this technical advice memorandum (“TAM”) allowed the IRS to close the field audit work for the audit cycles 1997 through 1999 and 2000 through 2002.  The TAM accepts the position of the IRS field office and concludes that the Company is required to capitalize the drilling, blasting and hauling costs of material transported to its leach dumps based on the weight of material moved, without regard to metal content or recoverability.

On October 5, 2005 the Company filed a formal protest with the IRS to appeal the proposed changes with respect to the TAM conclusion, as well as other items of adjustment proposed by the IRS field audit group.  These other adjustments include the methodology of capitalizing interest, the determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes and the established service fee between the Company and related parties.  The Company believes that the positions that it is reporting to the IRS are correct and appropriate.  The Company believes that it has substantial defenses to the proposed IRS adjustments and that adequate provisions have been made so that resolution of any issues raised by the IRS will not have a material adverse effect on its financial condition or results of operations. Discussions with the Appeals Office representatives have begun and the parties have agreed to working through the protested issues and concluding the appeals process by December 31, 2007.

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

b) Year 1997:  With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  Consequently, SUNAT issued a new penalty in December 2003.  This penalty and penalties related to fiscal years 1998 and 1999 have been protested before SUNAT.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain interest expense) for fiscal year 1997 was denied.  In this regard, in May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court, seeking the reversal of the ruling of the tax court.  In July 2005 the Superior Court remanded the case to SUNAT for a new pronouncement.  SUNAT has appealed the court’s decision to the Supreme Court in Lima.

c) SUNAT has not ruled on the portion of the 1998 and 1999 assessment related to the interest deductions.  However, in August 2006, SUNAT ruled on other 1998/1999 issues related to payment of commissions to certain financial institutions.  The ruling resolved one issue in favor of the Company and other issues against the Company.  The Company has appealed before the Peruvian tax court the portion of the claim decided against the Company.

d) Years 2000 and 2001: In December 2004 and January 2005, the Company received assessments and penalties from SUNAT for the fiscal years 2000 and 2001, in which certain deductions taken by the Company were disallowed.  SUNAT has objected to the Company’s method of deducting vacation pay accruals in 2000, a deduction in 2000 for a fixed asset write-off, as well as certain other deductions in both years.  The Company has appealed these assessments and resolution is still pending.  Additionally, the Company received penalties and assessments from SUNAT relating to treatment of foreign exchange differences for 2000 and 2001.  The Company has appealed these assessments and resolution is still pending.

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

In September 2006, SUNAT declared not valid the Company’s claim related to the income tax rate applied to commissions paid to certain financial institutions. The Company has appealed SUNAT’s decision before the Peruvian tax court.

e) The Company has not recorded any expense associated with the assessment challenging deductions of interest expense for the years 1997, 1998, nor has the

Company recorded any expense associated with the assessments for the years 2000 and 2001.

Mexican operations

Labor matters

During the first half of 2006, there were a number of work stoppages at some of the Company’s Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  An illegal work stoppage at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended when the mine was returned to the Company on July 26, 2006.  An illegal work stoppage at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Additionally, workers at the Cananea copper mine went on an illegal work stoppage on June 1, 2006 returning to work six weeks later on July 17, 2006.  These work stoppages have been declared illegal by the Mexican authorities.  On June 9, 2006, the Company announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations. As a result of these illegal work stoppages, the Company declared “force majeure” on certain of its June and July copper contracts.  On July 14, 2006, with the approval of a Labor Court, the Company fired the La Caridad workers. Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities. On July 26, 2006, the La Caridad installations were returned to the Company and the Company commenced to hire workers to resume operations. In July 2006, the Company reopened the La Caridad mine and by September 30, 2006 restored production to 70% of capacity.  The Company expects to restore 100% of productive capacity in the fourth quarter of 2006.

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

The Coahuila Public District Attorney (Procurador de Justicia) initiated an investigation to establish (1) the causes of the accident and (2) the responsible party.  The investigation is underway; however, it will be necessary for the investigation team to have access to the site where the explosion occurred, which at present is blocked.  Recovery efforts are also continuing, however progress is very slow as access is blocked by debris and rocks.  It may still take several more months to complete this effort.  The underground coal mining operations at

Pasta de Conchos have been suspended and it is uncertain if and when such operations will resume.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$366.6	$160.2	$885.4	$—	$1,412.2
Intersegment sales	87.9	29.1	32.6	(149.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	240.0	96.8	343.9	(171.5)	509.2
Selling, general and administrative expense	8.3	6.5	8.4	1.9	25.1
Depreciation, amortization and depletion	39.5	7.0	21.1	0.2	67.8
Exploration	0.5	2.1	3.0	—	5.6
Operating income	$166.2	$76.9	$541.6	$19.8	804.5
Less:
Interest, net					(13.4)
Loss on debt prepayment					(0.1)
Other income (expense)					5.3
Taxes on income					(271.9)
Minority interest					(2.8)
Net earnings					$521.6

Capital expenditure	$34.1	$12.7	$55.5	$—	$102.3
Property, net	$1,587.9	$277.6	$1,587.5	$33.5	$3,486.5
Total assets	$2,625.7	$617.3	$3,201.1	$(568.2)	$5,875.9

	Three Months Ended September 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$395.0	$63.4	$571.8	$—	$1,030.2
Intersegment sales	13.9	21.6	7.9	(43.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	151.0	67.0	191.3	(26.3)	383.0
Selling, general and administrative expense	7.4	3.9	8.4	0.5	20.2
Depreciation, amortization and depletion	49.4	6.1	19.3	—	74.8
Exploration	0.9	1.9	3.6	—	6.4
Operating income	$200.2	$6.1	$357.1	$(17.6)	545.8
Less:
Interest, net					(27.8)
Gain on derivative instruments					5.5
Loss on debt prepayment					—
Other income (expense)					0.1
Taxes on income					(152.6)
Minority interest					(1.6)
Net earnings					$369.4

Capital expenditures	$12.7	$9.0	$96.4	$—	$118.1
Property net	$1,540.0	$263.0	$1,360.3	$23.5	$3,186.8
Total assets	$2,366.1	$469.9	$3,194.5	$(633.6)	$5,396.9

	Nine Months Ended September 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$1,092.1	$430.3	$2,287.9	$—	$3,810.3
Intersegment sales	247.5	54.5	32.6	(334.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	624.7	258.5	898.1	(343.3)	1,438.0
Selling, general and administrative expense	24.6	15.5	27.4	5.0	72.5
Depreciation, amortization and depletion	116.3	21.1	61.2	0.3	198.9
Exploration	1.1	5.1	8.6	—	14.8
Operating income	$572.9	$184.6	$1,325.2	$3.4	2,086.1
Less:
Interest, net					(29.2)
Loss on debt prepayment					(1.0)
Other income (expense)					12.8
Taxes on income					(679.7)
Minority interest					(6.6)
Net earnings					$1,382.4

Capital expenditure	$122.1	$32.3	$178.6	$—	$333.0
Property net	$1,587.9	$277.6	$1,587.5	$33.5	$3,486.5
Total assets	$2,625.7	$617.3	$3,201.1	$(568.2)	$5,875.9

	Nine Months Ended September 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Combined

Net sales outside of segments	$1,215.6	$176.5	$1,531.0	$—	$2,923.1
Intersegment sales	88.4	151.5	7.9	(247.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	644.3	255.5	538.0	(252.1)	1,185.7
Selling, general and administrative expense	20.4	11.7	25.1	2.0	59.2
Depreciation, amortization and depletion	132.6	17.4	56.4	(0.1)	206.3
Exploration	3.3	4.6	9.3	—	17.2
Operating income	$503.4	$38.8	$910.1	$2.4	1,454.7
Less:
Interest, net					(60.3)
Gain on derivative instruments					2.8
Loss on debt prepayment					(7.7)
Other income (expense)					0.2
Taxes on income					(405.4)
Minority interest					(4.6)
Net earnings					$979.7

Capital expenditures	$40.4	$24.9	$198.0	$—	$263.3
Property net	$1,540.0	$263.0	$1,360.3	$23.5	$3,186.8
Total assets	$2,366.1	$469.9	$3,194.5	$(633.6)	$5,396.9

Sales value per segment:

	Three Months Ended September 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$422.9	$42.7	$764.5	$(115.3)	$1,114.8
Molybdenum	3.0	—	108.9	—	111.9
Other	28.8	146.8	44.6	(34.7)	185.5
Total	$454.7	$189.5	$918.0	$(150.0)	$1,412.2

	Three Months Ended September 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$295.3	$11.7	$384.0	$(17.4)	$673.6
Molybdenum	72.5	—	183.8	—	256.3
Other	46.2	73.3	11.9	(31.1)	100.3
Total	$414.0	$85.0	$579.7	$(48.5)	$1,030.2

	Nine Months Ended September 30, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$1,215.6	$100.3	$1,887.6	$(263.6)	$2,939.9
Molybdenum	38.7	—	334.7	—	373.4
Other	85.4	384.7	98.2	(71.3)	497.0
Total	$1,339.7	$485.0	$2,320.5	$(334.9)	$3,810.3

	Nine Months Ended September 30, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Combined

Copper	$942.0	$110.7	$946.3	$(177.8)	$1,821.2
Molybdenum	225.8	—	563.6	—	789.4
Other	141.4	217.2	28.9	(75.0)	312.5
Total	$1,309.2	$327.9	$1,538.8	$(252.8)	$2,923.1

Geographic breakdown of Southern Copper’s sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2006	2005	2006	2005
United States	$494.0	$316.5	$1,355.8	$943.2
Europe	424.3	218.9	1,182.1	586.5
Mexico	245.2	228.0	776.4	639.3
Peru	18.4	15.8	73.9	47.9
Latin America (excluding Mexico and Peru)	159.7	181.9	449.2	555.0
Australia	1.0	3.6	1.0	3.6
Asia	99.9	65.5	260.1	158.8
Derivative instruments	(30.3)	—	(288.2)	(11.2)
Total	$1,412.2	$1,030.2	$3,810.3	$2,923.1

Major Customer Segment Information:

For the nine months ended September 30, 2006, the Company had revenues from a copper customer of the Mexican and Peruvian operations, which amounted to 12.5% of total revenue.

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

In September 2006 the FASB published SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability.

This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

With certain exceptions, the provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied. The Company is evaluating the impact that this statement may have on its financial position or results of operations.

In September 2006 the FASB published SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

Recognize the funded status of a benefit plan–measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation–in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.

Companies, such as Southern Copper Corporation, with publicly-traded equity securities are required to adopt the recognition and disclosure provisions of this Statement as of the end of the fiscal year ending after December 15, 2006. The Company is evaluating the impact that this statement may have on its financial position and, or results of operations and will adopt this statement in the fourth quarter of 2006.

Part I Item 1a.  Risk Factors

Set forth below are certain changes from the risk factors previously disclosed in SCC’s Amendment No. 2 on Form 10-K/A for the year ended December 31, 2005 filed on August 29, 2006 with the Securities and Exchange Commission.

We may be adversely affected by labor disputes.

During the first half of 2006, there were a number of work stoppages at some of our Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive. An illegal work stoppage at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended when the mine was returned to the Company on July 26, 2006.  An illegal work stoppage at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Additionally, workers at the Cananea copper mine went on an illegal work stoppage on June 1, 2006, returning to work six weeks later on July 17, 2006.  These work stoppages have been declared illegal by the Mexican authorities.  On June 9, 2006, we announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations.  As a result of these illegal work stoppages, we declared “force majeure” on certain of our June and July copper contracts.  On July 14, 2006, with the approval of a Labor Court, the Company fired the La Caridad workers. Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities. On July 26, 2006, the installations were returned to the Company and the Company commenced to hire workers to resume operations.  In July 2006, the Company reopened the La Caridad mine and by September 30, 2006 restored production to 70% of capacity.  The Company expects to restore 100% of productive capacity in the fourth quarter of 2006.

However, we cannot assure you that we will not experience strikes or other labor-related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Peruvian economic and political conditions may have an adverse impact on our business.

On April 9, 2006, Peruvian citizens participated in the election for president, congress and representatives to the Andean Parliament, to be appointed for the five-year period commencing July 28, 2006.  24 political parties participated in this election process.

As none of the presidential candidates received more than 50 percent of the valid votes; on June 4, 2006 a run-off election between the top two vote getters was held. On June 16, 2006 the National Office of Electoral Processes proclaimed Mr. Alan Garcia president-elect, thereby bringing the electoral process to an end. Mr. Garcia assumed office on July 28, 2006.  At the inauguration an appeal was made to the mining industry for a voluntary contribution for regional development.  The Company and the mining industry are working with government representatives to determine a proper response to this appeal.  Mr. Garcia, a member of the APRA party, was president of Peru from 1985 to 1990.

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

A general election was held in Mexico on Sunday, July 2, 2006.  Voters went to the polls to elect, on the federal level: a new President of the Republic for six years, 500 members to the Chamber of Deputies and 128 members to the Senate.  On July 6, 2006 preliminary results declared Mr. Felipe Calderon winner of the presidential election, by a very slim margin. Mr. Calderon is a member of Partido Accion Nacional (the National Action Party). Mr. Andres Lopez Obrador, the candidate of the Partido de la Revolucion Democratica, the runner-up to Mr. Calderon filed challenges in many electoral districts, alleging several irregularities and called for street protests. The Federal Electoral Tribunal, Mexico´s highest court in electoral matters, confirmed Mr. Felipe Calderon as the elected President on September 5, 2006, and dismissed all assumed fraud allegations.

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

Operating Cash Costs.  An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (including depreciation, amortization and depletion), is presented under the subheading “Non-GAAP Information Reconciliation”, below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less by-products revenue and sales premiums, depreciation amortization and depletion, workers’ participation and other miscellaneous charges, the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc and silver and the premiums over market price that we receive on copper sales.  We account for the by-product revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The recent surge in the price of molybdenum has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-products revenues against our costs.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and nine months ended September 30, 2006 and 2005.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in cents per pound)
Cash cost per pound of copper produced and purchased	25.1	(1.3)	27.5	(6.6)
Cash cost per pound of copper produced and purchased without by-products revenue	124.0	97.3	123.1	97.9

A reconciliation of the Company’s operating cash costs per pound to GAAP cost of sales is presented below.

As seen on the chart above, our per pound cash cost for the third quarter and nine months of 2006 when calculated with by-products revenue is 25.1 cents and 27.5 cents respectively, compared with credits of 1.3 cents and 6.6 cents in the third quarter and nine months of 2005, respectively.  The reduction in by-products credit was due to lower molybdenum prices and volume partially offset by increases in silver and zinc prices.  The price of molybdenum in the third quarter and nine months of 2006 averaged $25.94 per pound and $24.13 per pound, respectively, as compared to $30.06 per pound and $31.71 per pound in the comparable 2005 periods.  The price of zinc averaged $1.53 and $1.35 per pound in the third quarter and first nine months of 2006, respective increases of 159.3% and 128.8% over the comparable 2005 periods.  The silver price averaged $11.65 and $11.19 per ounce in the third quarter and first nine months of 2006, respective increases of 64.8% and 58.3% over the comparable 2005 periods.

Our cash costs, excluding by-product revenues, were higher by 26.7 cents and 25.2 cents per pound in the third quarter and nine months of 2006, respectively, than the comparable 2005 periods.  The principal reason for the higher cost is the increased use of third party concentrates.  As a result of work stoppages at our Mexican open-pit copper mines we purchased additional copper concentrates to meet our smelting requirements.  The impact of this material increased our per pound operating cash cost by 34.0 and 21.6 cents in the third quarter and first nine months of 2006, respectively, over the comparable 2005 periods.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2006 earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$8.1	$14.1	$1.7	$11.0

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

For the three and nine months ended September 30, 2006 and 2005, inflation and devaluation rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Peru:
Inflation rate	0.0%	(0.2)%	1.4%	0.9%
Nuevo sol/dollar (change in exchange rate)	(0.3)%	2.8%	(5.3)%	1.9%

Mexico:
Inflation rate	1.8%	0.9%	2.5%	1.7%
Peso/dollar (change in exchange rate)	(3.1)%	0.1%	3.2%	(3.7)%

Expansion and Modernization Program.

As we near the target date, January 2007, established in our PAMA, the Ilo smelter modernization project is on schedule and as of September 30, 2006 is 94.1% completed. Investments in the smelter project exceed $400 million, excluding capitalized interest, and have generated more than 3,500 new jobs during the construction; 50% of them from the city of Ilo. With the completion of the Ilo smelter modernization project, we will have fulfilled our total obligation under the PAMA. Investment for all steps of the PAMA is expected to be more than $600 million.

Additionally, our crushing and conveying project at the Toquepala mine is in full production. The primary crusher and associated overland conveying system are fully operational; construction of the operating ramp for this project will continue until expected completion in the fourth quarter of 2006.  The project is 97.9% complete.  We will construct a new SX/EW plant at the Cananea mine with a 33,000 mtpy capacity. The Company signed a contract with Bechtel International, Inc. to develop the plant’s basic engineering which was 64% complete at the end of September 2006 and is expected to be finished in December 2006. Also in Cananea mine, the Company is developing a crushing and conveying system project with a 15 million mtpy capacity and an approximately $50 million investment. The basic engineering is 95% complete, the crusher has been acquired and the bids for the conveying system are under final evaluation.

The Company is currently in the process of evaluating an Ilo smelter expansion from 1.2 million tons to 1.8 million tons of concentrates and an Ilo refinery expansion from 280,000 tons to 360,000 tons.

Regarding our exploration activities, in May 2006, we began a pre-feasibility study at Los Chancas, a copper-molybdenum property in southern Peru.  We expect that the study will be completed late this year at which time we would hope to move forward with a full feasibility study.  It is our plan to fast track this project.  Additionally, we have requested bids for a pre-feasibility study for Tia Maria a copper deposit in the department of Arequipa, Peru.  We expect to begin this study in the fourth quarter of 2006 and be completed before the middle of 2007 in order to start construction of this project.

Also an expansion of the Cananea concentrator is under a technical and economic evaluation. The expanded concentrator would have an additional milling capacity of 35,000 tons per year and would begin production in the year 2009. In parallel, due to improving molybdenum grades, we hope to build a molybdenum plant to produce concentrates with approximately 4,000 tons of molybdenum content

ACCOUNTING ESTIMATES

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in millions)
	2006	2005	2006	2005
Statement of Earnings Data

Net sales	$1,412.2	$1,030.2	$3,810.3	$2,923.1
Operating costs and expenses	(607.7)	(484.4)	(1,724.2)	(1,468.4)
Operating income	804.5	545.8	2,086.1	1,454.7
Non-operating income (expense)	(8.2)	(22.2)	(17.4)	(65.0)
Earnings before taxes and minority Interest	796.3	523.6	2,068.7	1,389.7
Taxes on income	(271.9)	(152.6)	(679.7)	(405.4)
Minority interest	(2.8)	(1.6)	(6.6)	(4.6)
Net earnings	$521.6	$369.4	$1,382.4	$979.7

Mine copper production amounted to 311.5 million pounds in the third quarter of 2006, a decrease of 20.7% compared with the third quarter of 2005.  This decrease of 81.3 million pounds included a decrease of 72.5 million pounds from the Mexican open pit operations, a decrease of 9.4 million pounds from the Peruvian open pit mines and an increase of 0.6 million pounds from the Mexican underground mines.

The decrease of 72.5 million pounds in the production from the Mexican open pit mines was due to the La Caridad mine closing and the Cananea mine illegal work stoppage.

The decrease of 9.4 million pounds from the Peruvian open pit mines was the result of lower ore grade and recovery in the Toquepala mine.  The increase of 0.6 million pounds in the Mexican underground mines was due to higher grades and recoveries in San Martin, Charcas and Santa Barbara.

Molybdenum production decreased from 8.5 million pounds in the third quarter of 2005 to 5.1 million pounds in the third quarter of 2006.  This 40.0% decrease in production is due to 2.0 million of lower production in the Mexican operations as result of the closing of the La Caridad mine and a decrease of 1.4 million pounds in Peruvian production, mainly due to lower ore grade and recovery at the Cuajone mine.

Mine zinc production amounted to 81.1 million pounds in the third quarter of 2006, a 0.5% decrease from the third quarter of 2005.  The decrease of 0.4 million pounds in zinc production is due to lower grade.  We will restore 100% of the zinc production at the San Luis Potosi zinc refinery by the end of October.  The refinery was shut down in the first quarter of this year after a major electrical disruption that started a fire at the power substation.

The table below outlines the average metal prices during the three and nine months periods ended September 30, 2006 and 2005:

Average Metals Prices

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2006	2005	% Change	2006	2005	% Change
Copper ($ per pound – LME)	$3.48	$1.70	104.7	$3.00	$1.57	91.1
Copper ($ per pound – COMEX)	$3.54	$1.70	108.2	$3.06	$1.57	94.9
Molybdenum ($ per pound)	$25.94	$30.06	(13.7)	$24.13	$31.71	(23.9)
Zinc ($ per pound – LME)	$1.53	$0.59	159.3	$1.35	$0.59	128.8
Silver ($ per ounce – COMEX)	$11.65	$7.07	64.8	$11.19	$7.07	58.3

Net Sales.  Net sales in the third quarter of 2006 increased $382.0 million to $1,412.2 million from $1,030.2 million in the comparable period in 2005.  Net sales in the first nine months of 2006 increased $887.2 million to $3,810.3 million from $2,923.1 million in the comparable period in 2005.  The increases in net sales were principally the result of higher copper, zinc and silver prices reduced by lower molybdenum prices, lower sales volumes and losses on derivative instruments. Gain and losses on copper derivative instruments are included in the net sales amount.  Losses on copper derivative instruments decreased net sales by $30.3 million and $288.2 million in the third quarter and first nine months of 2006, respectively; and by nil and $11.2 million in the third quarter and first nine months of 2005, respectively.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2006 and 2005:

Copper Sales (million pounds):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Copper:
Peruvian operations	225.1	213.3	620.6	571.8
Mexican open-pit	116.0	166.6	420.5	597.7
Mexican IMMSA unit	9.4	6.4	28.4	81.2
Intersegment elimination	(31.7)	(14.7)	(87.5)	(141.6)
Total copper sales	318.8	371.6	982.0	1,109.1

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2006 and 2005:

By-product Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million pounds except silver – in million ounces)	2006	2005	2006	2005
Peruvian operations
Molybdenum contained in concentrates	4.3	6.5	15.2	18.2
Zinc - refined and in concentrate	15.9	—	26.4	—
Silver	1.2	1.0	4.1	2.8

Mexican open-pit
Molybdenum contained in concentrates	0.1	2.6	1.7	6.9
Zinc - refined and in concentrate	6.0	29.1	15.4	79.0
Silver	0.8	1.1	3.4	5.7

Mexican IMMSA unit
Zinc - refined and in concentrate	63.7	72.3	198.0	219.7
Silver	3.1	2.4	9.0	8.2

Intersegment elimination
Zinc - refined and in concentrate	(19.4)	(32.7)	(33.4)	(71.8)
Silver	(0.2)	(0.2)	(1.9)	(2.6)

Total by-product sales
Molybdenum contained in concentrates	4.4	9.1	16.9	25.1
Zinc - refined and in concentrate	66.2	68.7	206.4	226.9
Silver	4.9	4.3	14.6	14.1

At September 30, 2006, the Company has recorded provisionally priced sales of 123.8 million pounds of copper, at an average forward price of $3.44 per pound.  Also the Company has recorded provisionally priced sales of 2.9 million pounds of molybdenum at an average price of $27.00 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the fourth quarter of 2006.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses. Operating costs and expenses were $607.7 million in the third quarter of 2006 compared with $484.4 million in the third quarter of 2005.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2006 was $509.2 million compared with $383.0 million in the comparable 2005 period.

The principal reason for the increase in cost of sales in the third quarter 2006, as compared to the third quarter of 2005, is the illegal work stoppage activity in Mexico in 2006.  In order to meet smelting requirements and fulfill customer deliveries we were required to increase our purchases of copper concentrates on the open market.  This coupled with the increased copper prices in 2006 added an incremental $153.0 million to our 2006 cost of sales over the 2005 amount.  Other factors increasing cost of sales include an increase in mining royalties of $5.3 million and increased workers’ participation of $13.8 million.  Factors partially reducing cost of sales include lower fuel, power and repair costs of $41.7 million at our Mexican operations, which were shut down due to strike activity.

Operating costs and expenses were $1,724.2 million in the first nine months of 2006 compared with $1,468.4 million in the first nine months of 2005.  Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months ended September, 2006 was $1,438.0 million compared with $1,185.7 million in the comparable 2005 period. The increase in cost of sales in the nine-month 2006 period is due principally to $277.7 million of higher cost of copper concentrates purchased from third parties, to cover production work stoppages losses and an increase of $31.3 million net due to our new accounting for mine stripping cost.  Also, increases in workers’ participation of $41.9 million and higher mining royalties of $19.8 million added to 2006 cost of sale.  These increases were partially offset by a decrease in production cost due to $26.2 million of lower fuel and power cost and $30.3 million of lower operating and repair material cost reflecting the loss in production in our Mexican operations during part of the second and third quarters.  Additionally, cost of sales includes an inventory increase of $29.4 million.

Depreciation, amortization and depletion for the nine months ended September 30, 2006, were $198.8 million compared with $206.3 million in the first nine months of 2005.  The decrease of $7.4 million is mainly attributable $16.3 million of lower amortization in 2006 of the capitalized stripping cost in our Mexican open pit operations, net of $3.7 and $4.8 of higher depreciation in our IMMSA unit and our Peruvian operations, respectively.

Selling and administrative expenses for the nine months ended September 30, 2006, were $72.5 million compared with $59.2 million in the first nine months of 2005.  The increase of $13.3 million is mainly attributable to $4.3 million of higher salaries and wages, $4.1 million of higher fees for consulting and other services and $0.9 million of higher equipment rental.

Non-Operating Income (Expense):  Interest expense in the third quarter and the first nine months of 2006 were approximately 16.1% and 4.1% lower, respectively, than the comparable 2005 periods.  These decreases are the result of the re-structuring of long-term debt.

In the three and nine months ended September 30, 2006 we recorded a loss on debt prepayments of $0.1 million and $1.0 million, respectively; due to the repurchase of $2.3 million and $18.8 million of our Yankee bonds, respectively; compared with $7.7 million in the nine months ended September 2005 related to a prepayment penalty on the retirement of our Peruvian bonds and the repurchase of Yankee bonds.

Interest income was $10.8 million and $34.5 million in the third quarter and first nine months of 2006, respectively, compared to $5.1 and $13.5 million in the third quarter and first nine months of 2005, respectively.  These increases were principally the result of higher cash balances in the periods and higher rates of interest earned.

Taxes on income for the nine months ended September 30, 2006 and 2005 were $679.7 million and $405.4 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2006 and 2005 periods are 32.9% and 29.2%, respectively.  The increase in the 2006 effective tax rate is attributable to the following factors: 1) a non-deductible expense of $29.4 million for workers’ participation resulting from a change in Mexican law regarding the basis of calculation in the 2005 period, 2) a tax refund of $43.4 million received by our Mexican subsidiary in the 2005 period for asset-based taxes (minimum income tax) paid in prior years, and 3)a decrease of 1% in the 2006 statutory tax rate for our Mexican operations.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net sales	$918.0	$579.7	$2,320.5	$1,538.9
Operating costs and expenses	(376.4)	(222.6)	(995.3)	(628.8)
Operating income	$541.6	$357.1	$1,325.2	$910.1

Net sales in the third quarter 2006 increased $338.3 million to $918.0 million from $579.7 million in the comparable period of 2005.  Net sales in the first nine months of 2006 increased $781.6 million to $2,320.5 million from $1,538.9 million in the first nine months of 2005.  The increase in net sales is principally the result of higher copper prices.  Copper sales volume increased in 2006, principally as a result of the copper purchased from our Mexican operations.  Molybdenum sales volume, however, decreased in the 2006 period, due to lower production, and lower molybdenum sales prices.  Additionally, losses on copper derivatives of $29.9 million and $168.2 million are included in the third quarter and first nine months of 2006, respectively.

Operating cost and expenses in the third quarter of 2006 increased by $153.8 million to $376.4 million from $222.6 million in the third quarter of 2005, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2006 was $343.9 million compared to $191.3 million in the same period of 2005.  The increase in cost of sales includes $149.8 million of metals purchased, mainly from our Mexican operations, $6.9 million of capitalized mine stripping cost in 2005, $15.5 million of higher workers’ participation and $9.8 million of higher mining royalties.

Operating cost and expenses in the first nine months of 2006 increased by $366.5 million to $995.3 million from $628.8 million in the first nine months of 2005, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months ended September 30, 2006 was $898.1 million compared to $538.0 million in the same period of 2005.  The increase in cost of sales includes $294.0 million of metals purchased, mainly from our Mexican operations, $28.1 million of lower capitalized mine stripping cost, $37.2 million of higher workers’ participation and $22.3 million of higher mining royalties.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and nine months periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net sales	$454.5	$408.9	$1,339.6	$1,304.0
Operating costs and expenses	(288.3)	(208.7)	(766.7)	(800.6)
Operating income	$166.2	$200.2	$572.9	$503.4

Net sales in the third quarter of 2006 increased $45.6 million to $454.5 million from $408.9 million in the third quarter of 2005.  Net sales in the first nine months of

2006 increased $35.6 million to $1,339.6 million from $1,304.0 million in the nine months of 2005.  The increase in net sales is the result of the increase in metal prices, significantly reduced by lower copper sales volume due to work stoppages in Cananea and La Caridad and a loss on copper derivatives of $0.4 million and $120.0 million in the third quarter and in the first nine months of $2006, respectively.

Operating cost and expenses in the third quarter of 2006 increased by $79.6 million to $288.3 million from $208.7 million in the third quarter of 2005, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $89.0 million to $240.0 million from $151.0 million in 2005.  The increase in cost of sales was principally due to an increase of $95.7 million of higher copper concentrates purchased from third parties to cover the strike related production losses and $17.7 million of capitalized mine stripping cost in 2005 which in 2006 is charged to production, partially offset by $32.9 million of lower power, fuel and other production cost due to the production loss at La Caridad and Cananea.

Operating cost and expenses in the first nine months of 2006 decreased by $33.9 million to $766.7 million from $800.6 million in the first nine months of 2005, principally due to lower cost of sales and lower depreciation, amortization and depletion.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $19.6 million to $624.7 million from $644.3 million in 2005.  The decrease in cost of sales was principally due to $70.9 million of lower power, fuel and other production cost due to strike-related production losses, $19.0 million of lower workers participation, which includes the effect of an adjustment of $29.4 million in 2005; $11.7 of lower sales expenses and an increase of $15.3 million in translation gain. These decreases were reduced by $102.2 million of higher purchases of third party copper concentrates to cover the lost production.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and nine months periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net sales	$189.3	$85.0	$484.8	$328.0
Operating costs and expenses	(112.4)	(78.9)	(300.2)	(289.2)
Operating income	$76.9	$6.1	$184.6	$38.8

Net sales in the third quarter 2006 increased $104.3 million to $189.3 million from $85.0 million in the comparable period of 2005.  Net sales in the first nine months of 2006 increased $156.8 million to $484.8 million from $328.0 million in the comparable period of 2005.  The increase in net sales in both the three month and nine month periods of 2006 is principally due to higher market prices for zinc copper and silver, offset somewhat by lower volume of zinc sales in both 2006 periods, and lower volume of copper sales in the nine months 2006 period.

Operating cost and expenses in the third quarter of 2006 increased by $33.5 million to $112.4 million from $78.9 million in the third quarter of 2005.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $29.8 million to $96.8 million in the third quarter of 2006 from $67.0 million in the third quarter of 2005 principally due to $14.0 million of higher purchases of metals from third parties, $1.8 million of higher operating and repair material cost and $11.4 million of higher workers’ participation.

Operating costs and expenses in the first nine months of 2006 increased by $11.0 million to $300.2 million from $289.2 million in the first nine months of 2005.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $3.0 million to $258.5 million in the first nine months of 2006 from $255.5 million in the first nine months of 2005 principally due to $2.5 million of lower power, fuel and other production cost net of $23.5 million of higher workers’ participation and $36.4 million of lower purchases of metals from third parties. The remaining increase in operating costs and expenses was due to $3.7 million of higher depreciation, amortization and depletion and $3.8 million of higher selling, general and administrative expenses

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note K of the financial statements.

CASH FLOW

The following table shows the cash flow for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net cash provided from operating activities	$522.6	$458.4	$1,093.1	$992.6
Net cash used for investment activities	$(101.9)	(115.4)	$(330.6)	$(228.5)
Net cash used for financing activities	$(290.9)	$(40.6)	$(745.0)	$(713.0)

Third Quarter:  Net cash provided by operating activities was $522.6 million in the third quarter of 2006, compared with $458.4 million in the 2005 period. The increase of $64.2 million was principally due to an increase of $152.2 million in earnings caused by higher metal prices, reduced by a build-up of working capital of $103.4 million mainly due to the requirement to make higher monthly income tax payments.

Net cash used in investing activities was $101.9 million in the third quarter of 2006 compared with $115.4 million in the third quarter of 2005 and included $102.3 million for capital expenditures.  The capital expenditures included investments at our Peruvian operations of $30.9 million for the Ilo smelter modernization project and $24.6 million for various other replacement expenditures.  In addition, we spent $46.8 million for replacement assets at our Mexican operations, of which $34.1 million was at our Mexican open pit operations and $12.7 million in our IMMSA unit.  In the third quarter of 2005, cash used for investment activities was $115.4 million; this amount includes capital spending of $118.1 million, $75.0 million which was in the Ilo smelter modernization project, $21.4 from other replacement expenditures in Peru and $21.7 million from replacement expenditures in Mexico.

Net cash used in financing activities in the third quarter of 2006 was $290.9 million, compared with $40.6 million in the third quarter of 2005.  The third quarter of 2006 includes a dividend distribution of $294.5 million and the repurchase by our Mexican operations of $2.3 million Yankee bonds.  The third quarter of 2005 includes a dividend distribution of $153.6 million and $113.6 million of net debt incurred.

Nine Months:  Net cash provided by operating activities was $1,093.1 million in the first nine months of 2006 compared with $992.6 million in the same period of 2005.  The increase of $100.5 million was principally due to $402.7 million of higher earnings, net of a build-up of working capital of $329.4 million mainly due to the requirement to make higher monthly income tax payments.

Net cash used in investing activities was $330.6 million in the first nine months of 2006 compared with $228.5 million in the first nine months of 2005 and included $333.0 million for capital expenditures.  The capital expenditures included investments at our Peruvian operations of $117.2 million for the Ilo smelter modernization project and $61.4 for various other replacement expenditures.  In addition, we spent $154.4 million for replacement assets at our Mexican operations, of which $122.1 million was at our Mexican open pit operations and $32.3 million at our IMMSA unit.  In the first nine months of 2005, cash used for investing activities was $228.5 million; this amount includes capital spending of $263.3 million, $140.3 million of which was in the Ilo smelter modernization project, $57.7 million from other replacement expenditures in Peru and $65.3 million from replacement expenditures in Mexico.  Investing activities in 2005 also included net sales of marketable securities of $45.3 million.

Net cash used in financing activities in the first nine months of 2006 was $745.0 million, compared with $713.0 million in the first nine months of 2005.  The first nine months of 2006 includes a dividend distribution of $1,104.2 million and net debt incurred of $365.7 million.  The first nine months of 2005 includes a dividend distribution of $603.6 million and net debt repaid of $105.0 million.

LIQUIDITY AND CAPITAL RESOURCES

On August 25, 2006, the Company paid a quarterly dividend of $1.00 per share, totaling $294.5 million.  On October 26, 2006, the Board of Directors approved a quarterly dividend of $ 1.375 per share, totaling $404.9 million, to be paid on December 7, 2006, to shareholders of record as of November 16, 2006.

The Company’s biggest outstanding capital investment project is the Ilo smelter modernization.  This project will modernize the smelter and bring SCC into compliance with PAMA requirements.  In July 2003, we awarded the contract to provide the technology and basic engineering for the modernization of the Ilo smelter to Fluor Chile S.A. and Xstrata plc (formerly M.I.M. Holding Limited).  The project is using the Australian ISASMELT technology and the Company believes that it will comply with the current environmental regulations.  It is estimated that the construction of the project will be completed before January 2007, the deadline established by the PAMA.  The estimated cost of this project is $500 million including $ 505.8 million expended through September 30, 2006 which includes $51.5 million of capitalized interest not included in budget.

We expect that we will meet our cash requirements for 2006 and beyond from internally generated funds, cash on hand and from additional external financing, if required.  At September 30, 2006 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 31.0% as compared with 26.0% at December 31, 2005.  At September 30, 2006, the Company’s cash and cash equivalent amounted to $918.1 million compared to $876.0 million at December 31, 2005.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended September 30,
	2006		2005
	$ million	¢ per pound	$ million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$577.0	161.1	$457.8	117.6
Add:
Selling, general and administrative expenses	25.2	7.0	20.2	5.2
Treatment and refining charges	12.1	3.4	11.7	3.0
Less:

By-products revenue	(354.0)	(98.9)	(383.9)	(98.6)
Depreciation, amortization and depletion	(67.7)	(18.9)	(74.8)	(19.2)
Workers’ participation	(66.7)	(18.6)	(52.9)	(13.6)
Royalty charge and other	(38.8)	(10.8)	(1.2)	(0.3)
Inventory change	2.7	0.8	18.1	4.6
Operating cash cost	89.8	25.1	(5.0)	(1.3)

Add by-product revenue	354.0	98.9	383.9	98.6

Operating cash cost, without by-product revenue	$443.8	124.0	$378.9	97.3

Total pounds of copper produced and purchased (in millions)	358.1		389.4

	Nine Months Ended September 30,
	2006		2005
	$ million	¢ per pound	$ Million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$1,636.8	154.3	$1,392.0	122.8
Add:
Selling, general and administrative expenses	72.5	6.8	59.2	5.2
Treatment and refining charges	28.8	2.7	38.8	3.4
Less:
By-products revenue	(1,014.6)	(95.6)	(1,183.9)	(104.5)
Depreciation, amortization and depletion	(198.8)	(18.7)	(206.3)	(18.2)
Workers’ participation	(202.7)	(19.1)	(160.5)	(14.2)
Royalty charge and other	(92.1)	(8.8)	(47.2)	(4.0)
Inventory change	62.4	5.9	33.0	2.9
Operating cash cost	292.3	27.5	(74.9)	(6.6)

Add by-product revenue	1,014.6	95.6	1,183.9	104.5

Operating cash cost, without by-product revenue	$1,306.9	123.1	$1,109.0	97.9

Total pounds of copper produced and purchased (in millions)	1,061.0		1,133.3

Impact of New Accounting Standards

Please see note L to our condensed consolidated combined financial statements.

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

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Mexico City, November 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries as of September 30, 2006 and the related condensed consolidated combined statement of earnings and cash flows for each of the three-month and nine-month periods ended September 30, 2006 and September 30, 2005.  These interim condensed consolidated combined financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated combined statement of earnings, changes in stockholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 13, 2006, we expressed unqualified opinions thereon.  The consolidated combined financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS

PART II – OTHER INFORMATION

Item 1. – Legal Procedures

The information provided in Note J to the condensed consolidated combined financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 6. – Exhibits

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

November 3, 2006

/s/ J. Eduardo Gonzalez Felix
J. Eduardo Gonzalez Felix
Vice President, Finance and Chief Financial Officer

November 3, 2006