Form 10-K
period 2006-12-31
SOUTHERN COPPER CORP/
filed 2007-03-01
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2006 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006      Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Tatum Blvd. Suite 2500, Phoenix, AZ	85028
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (602) 494-5328

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Lima Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒     No ☐

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

As of January 31, 2007, there were of record 294,461,250 shares of Common Stock, par value $0.01 per share, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $4,584.3 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement in connection with the 2007 Annual Meeting of Stockholders

Part IV:	Exhibit index is on Page B1 through B2.

A2

PART I

Item 1.  Business

THE COMPANY

We are a leading integrated producer of copper, molybdenum, zinc and silver.  All of our mining, smelting and refining facilities are located in Peru and in Mexico and we conduct exploration activities in those countries and Chile.  See “Review of Operations” for maps of our principal mines, smelting facilities and refineries.  Our operations make us the largest mining company in Peru and also in Mexico. Based on the “October 2006, Copper Quarterly Industry and Market Outlook”, as published by CRU International, we are the fourth largest publicly traded copper mining company in the world based on 2005 mine output.  We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960.  Since 1996, our common stock has been listed on both the New York Stock Exchange and the Lima Stock Exchange.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce anode and blister copper; and the refining of blister /anode copper to produce copper cathodes. As part of this production process, we also produce significant amounts of molybdenum and silver.  We also produce refined copper using SX/EW technology.  We operate the Toquepala and Cuajone mines high in the Andes mountains, approximately 984 kilometers southeast of the city of Lima, Peru.  We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired on April 1, 2005.  Minera Mexico engages principally in the mining and processing of copper, zinc, silver, gold, lead and molybdenum.  Minera Mexico operates through subsidiaries that are grouped into three separate units.  Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “Mexcobre Unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX/EW plant, a smelter, refinery and a rod plant.  Mexicana de Cananea S.A. de C.V. (together with its subsidiaries, the “Cananea Unit”) operates Cananea, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SX/EW plants.  Industrial Minera Mexico, S.A. de C.V. and Minerales Metálicos del Norte, S.A. (together with its subsidiaries, the “IMMSA Unit”) operate five underground mines that produce zinc, lead, copper, silver and gold, a coal and coke mine and several industrial processing facilities for zinc and copper.

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

A3

Unit Information:

Unless otherwise noted, all tonnages are in metric tons.  To convert to short tons, multiply by 1.102.  All ounces are troy ounces.  All distances are in kilometers.  To convert to miles, multiply by 0.621. To convert hectares to acres, multiply 2.47

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure starting with our controlling stockholder.  For clarity of presentation, the chart identifies only principal subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  Through its wholly-owned subsidiaries, Grupo Mexico currently owns approximately 75.1% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

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

On April 1, 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is a holding company and all of its operations

A4

are conducted through subsidiaries that are grouped into three units: (i)the Mexcobre unit (ii) the Cananea unit and (iii) the IMMSA unit.  We now own 99.95% of Minera Mexico.

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

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in late 2003 and copper prices have continued to improve through 2006 from the 15-year price lows set during 2002.

BUSINESS REPORTING SEGMENTS:

Our Company operates in a single industry, the copper industry.  With the acquisition of Minera Mexico in April 2005, we determined that to effectively manage our business we needed to focus on three operating components or segments.  These segments are our Peruvian operations, our Mexican open-pit operations and our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both facilities.  Our Mexican open-pit operations combined two units of Minera Mexico, Mexcobre and Mexcananea, which includes La Caridad and Cananea mine complexes, smelting and refining plants and support facilities which service both complexes.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for copper, zinc and silver.   Segment information is included under the captions “Overview-Metal production” and “Ore reserves”, as well as in Note 20 of our Consolidated Combined Financial Statements.

A5

REVIEW OF OPERATIONS

The following maps set forth the locations of our principal mines, smelting facilities and refineries.  We operate open-pit copper mines in the southern part of Peru — at Toquepala and Cuajone — and in Mexico, principally at La Caridad and Cananea.  We also operate five underground mines that produce zinc, copper, silver and gold, as well as a coal mine and a coke oven.

COPPER AND MOLYBDENUM EXTRACTION PROCESSES

Our operations include open-pit and underground mining, concentrating, copper smelting, copper refining, copper rod production, solvent extraction/electrowinning (SX/EW), zinc refining, sulfuric acid production, molybdenum concentrate production and silver and gold refining.  The copper and molybdenum extraction process is summarized below.

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

A6

CONCENTRATING

The copper ore with a copper grade over 0.4% from the primary crusher or the copper, zinc and lead-bearing ore from the underground mines is transported to a concentrator plant where gyratory crushers break the ore into sizes no larger than three-quarters of an inch.  The ore is then sent to a mill section where it is ground to the consistency of fine powder.  The finely ground ore is mixed with water and chemical reagents and pumped as a slurry to the flotation separator where it is mixed with certain chemicals.  In the flotation separator, reagents solution and air pumped into the flotation cells cause the minerals to separate from the waste rock and bubble to the surface where they are collected and dried.

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

COPPER REFINING

Anodes are suspended in tanks containing sulfuric acid and copper sulfate.  A weak electrical current is passed through the anodes and chemical solution and the dissolved copper is deposited on very thin starting sheets to produce copper cathodes containing approximately 99.99% copper.  During this process, silver, gold and other metals (for example, palladium, platinum and selenium), along with other impurities, settle on the bottom of the tank (anodic slime).  This anodic slime is processed at a precious metal plant where selenium, silver and gold are recovered.

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

A7

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

A8

performed by outside consultants and included slope stability appraisals, evaluation of the numerical modeling, slope performance and inter-ramp angle design and evaluation of hydrological conditions.

The studies were completed in 2000 and we believe we implemented the study recommendations.  One of the major changes implemented was slope angle reduction at both mines, Toquepala by five degrees average and Cuajone by seven degrees average.  Although this increased the waste included in the mineable reserve calculation, it also improved the stability of the pits.

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

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was given to an independent consulting firm for geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the mine.  A number of recommendations and observations were presented by the consultants, these included a recommendation that 72 degrees be the maximum average bench face angle, additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Also, double benching was recommended for the lower levels of the main pit and single benching recommended for the upper slope segments that are composed of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes composed of these materials may be designed at a continuous 37-degree inclination.  We are reviewing these recommendations, but as final pit limits have not been established at La Caridad, all current pit walls are effectively working slopes. Structure data and geomechanical data collected by the Company from cell-mapping and oriented-core databases provided the basis for the geotechnical evaluation.

A geotechnical evaluation, of the Cananea 15-year pit slope design, was prepared by an independent mine consulting firm.  Recommendations included slope design angles as well as recommendations related to slope stability.  Currently the mine is in the second phase of a geohydrological study.  This is a follow-up study of a phase 1 study completed by independent water management consultants in 2004.  A third phase of the study, which addresses pit dewatering design, will follow and is expected to be completed in 2008.  The recommendations of the consulting firm are being implemented.

OVERVIEW — METAL PRODUCTION

The table below sets forth 2006, 2005 and 2004 mine production data by metal.

A9

(million pounds)	2006	2005	2004
Copper contained in concentrates	1,116	1,268	1,331
Copper in SX/EW cathodes	219	253	252
Total copper	1,335	1,521	1,583

Zinc contained in concentrate	301	317	295
Molybdenum contained in concentrate	26	33	32
Silver contained in concentrate (million ounces)	16	18	19
Gold contained in concentrate (thousands ounces)	28	32	34

METAL PRODUCTION BY SEGMENTS

Set forth below are descriptions of the operations and other information relating to the operations included in each of our three segments.

PERUVIAN OPERATIONS

Our Peruvian segment operations include the Cuajone and Toquepala mine complexes and the smelting and refining plants, industrial railroad which links Ilo, Toquepala and Cuajone and port facilities.

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

The table below sets forth 2006, 2005 and 2004 production information for our Cuajone operations:

A10

		2006	2005	2004
Mine annual operating days	(days)	365	365	366
Total material mined	(kt)	112,410	109,855	101,265
Total ore mined	(kt)	28,299	29,544	29,380
Copper grade	(%)	0.703	0.643	0.792
Molybdenum grade	(%)	0.020	0.026	0.025
Leach material mined (1)	(kt)	41.6	-	-
Leach material grade	(%)	0.655	-	-
Stripping ratio	(x)	2.97	2.72	2.45
Total material milled	(kt)	28,228	29,621	29,319
Copper recovery	(%)	87.87	85.96	83.64
Molybdenum recovery	(%)	62.6	69.7	64.5
Copper concentrate	(kt)	666.7	619.2	752.9
Molybdenum concentrate	(kt)	6.4	9.5	8.7
Copper concentrates average grade	(%)	26.16	26.43	25.82
Molybdenum concentrate average grade	(%)	55.18	55.58	53.74
Copper in concentrate	(kt)	174.4	163.7	194.4
Molybdenum in concentrate	(kt)	3.5	5.3	4.7

Key:	kt = thousand tons
x = ratio obtained dividing waste plus leachable material by ore mined
Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

(1)  In 2006, 41.6 kt of copper oxides were extracted from the Cuajone mine. No oxide material was mined in 2005 and 2004.

Major Cuajone mine equipment include six trucks with a 290-ton capacity, twenty trucks with a 218-ton capacity and eight trucks with a 231-ton capacity, three shovels with a 56-cubic yard capacity, one shovel with a 42-cubic yard capacity, one front end loader with a 33-cubic yard capacity, four electric drills, seven track dozer, seven rubber track dozer, three front end loader CAT 988 and 966 and three motorgraders.  We continuously improve and renovate our equipment.

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

Exploration in the mine

Exploration activities during the drill campaign in 2006 are as follows:

A11

Studies	Meters	Holes	Notes
Infill Drilling	2,996.95	35	Evaluated the 2007 Mine Plan
Geotechnical Holes	1,681.85	12	Piezometric holes
Total	4,678.80	47

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells producing a froth that carries the copper mineral to the surface but not the waste rock, or tailings.  Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 26.2%.  Concentrates are then shipped by rail to the smelter at Ilo.  Sulfides under 0.40% copper are considered waste.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major Cuajone concentrator plant equipment includes: one primary crusher, three secondary crushers, seven tertiary crushers, 10 primary ball mills, four ball mills for re-grinding rougher concentrate; one vertical mill for re-grinding rougher concentrate; thirty 100ft3 cells for rougher flotation; four 160ft3 cells for rougher flotation; five 60ft3 cells for cleaner scavenger; six 1350ft3 cells for cleaner scavenger; fourteen 300ft3 cells for cleaner scavenger; eight column cells; one Larox filter press; two thickeners for Cu-Mo and Cu concentrates; three  tailings thickeners; one High-Rate tailings thickener and six pumps for recycling reclaimed water.

Since the 1999 mill expansion, only some minor changes have been made to the plant. The plant’s equipment is in good physical condition and currently in operation.  In 2003 and 2004, two additional column cells and four additional flotation cells were installed to increase resident time and copper recovery.

During 2005 and 2006, eight ball mill shells were replaced after operating at Cuajone for 26 years.

Toquepala

Our Toquepala operations consist of an open-pit copper mine and a concentrator.  We also refine copper at the SX/EW facility through a leaching process.  Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima.  Access is by plane from Lima to the city of Tacna (1:20 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by trail road to Toquepala (1 hour).  The concentrator has a milling capacity of 60,000 tons per day.  The SX/EW facility has a refining capacity of 56,000 tons per year.  Overburden removal commenced in 1957 and ore production commenced in 1960.  Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2006, 2005 and 2004 production information for our Toquepala operations:

A12

		2006	2005	2004
Mine annual operating days	(days)	365	365	366
Total material mined	(kt)	131,607	134,505	115,120
Total ore mined	(kt)	20,813	21,224	21,820
Copper grade	(%)	0.797	0.812	0.817
Molybdenum grade	(%)	0.043	0.039	0.044
Leach material mined	(kt)	42,827	16,693	9,708
Leach material grade	(%)	0.221	0.222	0.268
Estimated leach recovery	(%)	28.44	28.24	26.87
SX/EW cathode production	(kt)	35.8	36.5	42.1
Stripping ratio	(x)	5.32	5.34	4.28
Total material milled	(kt)	20,628	21,225	21,807
Copper recovery	(%)	91.43	91.47	90.28
Molybdenum recovery	(%)	65.0	64.6	62.2
Copper concentrate	(kt)	557.5	576.4	580.1
Molybdenum concentrate	(kt)	10.7	9.7	11.2
Copper concentrate average grade	(%)	27.22	27.32	27.73
Molybdenum concentrate average grade	(%)	54.08	54.67	53.71
Copper in concentrate	(kt)	151.8	157.5	160.9
Molybdenum in concentrate	(kt)	5.8	5.3	6.0

Key:                       kt = thousand tons
x = ratio obtained dividing waste plus leachable material by ore mined.
Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major mine equipment at Toquepala includes thirteen 290-ton capacity trucks, five 231-ton capacity trucks, eighteen 218-ton capacity trucks, six 181-ton capacity trucks, one 78-ton capacity shovel, three 73-ton capacity shovels, three 20-ton capacity shovels, five electric rotary drills, one Down the Hole (DTH) drill for pre-split and one front-end loader with a capacity of 37 tons.

We continuously improve and renovate our equipment. In 2003, we started a project to install a crushing, conveying and spreading system at the Toquepala mine to improve cost containment and production efficiency.  The new system is expected to improve recovery at our leaching facilities and will largely eliminate costly truck haulage in the process.  The primary crusher was placed in operation in August 2005.  The overland conveyors 1, 2 and 3, and the grasshoppers 30 and 31 were put in the production line.  The conveying reached its rated capacity of 6,500 ton/hr. in September 2005.  The construction of the ramp will continue until final completion expected in the first quarter of 2007.  After reaching level 2875 we will begin the spreading process in order to leach this material with a higher level of copper recovery.  Additionally in 2006 we put into operation five new Komatsu 930E3 trucks improving hauling efficiency and cost effectiveness.  In 2006, we have also placed in operation a new pre-splitting drill to fit better with the slope stability requirements.

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

A13

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

Exploration in the mine

Exploration activities during the drill campaign in 2006 are as follows:

Studies	Meters	Holes	Notes
Leach Material Confirmation	4,738.02	33	Phase III exploration on East side of pit to confirm leach material indicated in the long-term model.
Geotechnical Drilling	413.16	1	Inclinometers relocation and information about inside rock from the east side using oriented drills.
Total	5,151.18	34

Concentrator

Our Toquepala concentrator operations use state-of-the-art computer monitoring systems in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the crushing circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball and bar mills, which grind it in a mix with water to the consistency of fine powder.  The finely ground powder mixed with water is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 27.5%.  Concentrates are then shipped by rail to the smelter at Ilo.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major concentrator plant equipment at Toquepala include one primary crusher, three secondary crushers, six tertiary crushers, eight bar mills, thirty-three ball mills, one distributed control system (DCS), one optimizing control system (OCS), forty-two flotation cells, fifteen column cells, seventy-two Agitair 1.13 m3 cells, two Larox pressure filters, five middling thickeners, two tailings thickeners, three high-rate tailings thickeners, one tripper car, one track tractor and a recycled water pipe line.

In order to reduce operating and maintenance costs and to comply with environmental requirements, we replaced the disc filters at the Toquepala concentrator with a new vertical press filter in 2005.

SX/EW Plant

The SX/EW facility at Toquepala produces refined copper from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines.  The leach plant commenced operations in October 1995 with a design capacity of 35,629 tons per year of copper cathodes.  In August 1999 the capacity was expanded to 56,000 tons per year.

Copper oxides from Cuajone with a copper grade higher than 0.359%, with an acid solubility index higher than 20% and a cyanide solubility index higher than 50% are leached. In

A14

Toquepala, the leach material cutoff grade is 0.095% and therefore material with a total copper grade between 0.095% and 0.40% are leached.

Major equipment at the Cuajone SX plant include one primary jaw crusher and one secondary cone crusher with a capacity of 390 tons per hour, to process Cuajone’s oxides.  In addition the plant has one agglomeration mill, one front end loader and three trucks each with a capacity of 109 tons for agglomerated ore hauling to the leach dumps.  Copper in solution produced in Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone - Toquepala railroad track.

Major equipment at the Toquepala plant include two spray systems, one for the south dump and one for the northwest dump and four pregnant solution (PLS) ponds, each with its own pumping system to send the solution to the SX/EW Plant.  The plant also has three lines of SX, each with a nominal capacity of 1,068 m3/hr of pregnant solution and 162 electrowinning cells arranged in two lines, one with 122 cells and the other with 40 cells.

Equipment and main facilities are supported by a SX/EW maintenance plan and a SX/EW quality management system to assure good physical condition and high availability. The  SX/EW plant has maintained its ISO 9000 certification since 2002.

Processing Facilities - Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone, and 1,240 kilometers from the city of Lima.  Access is by plane from Lima to Tacna (1:20 hours) and then by highway to the city of Ilo (two hours).  Additionally, we maintain a port facility in Ilo, from which we ship our product and receive supplies.  Product shipped and supplies received move between Toquepala, Cuajone and Ilo on our industrial railroad.

Smelter

Our Ilo smelter provides copper for the refinery we operate as part of the same facility.  Copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.  The nominal installed capacity of the smelter is 1,131,500 tons per year.

In January 2007, the Company finalized the smelter modernization project, with the completion of this project we fulfilled our commitments under the Environmental Compliance and Management Program (known by its Spanish acronym, PAMA), which was executed with the Peruvian government on January 31, 1997. With the modernization of the smelter, we increased sulfur recapture over the 92% requirement established by the PAMA.  The new smelter is expected to maintain production at current levels and use advanced technology to reduce sulfur emissions, in order to achieve the main goal of the project.

The new copper smelter uses a technology used in many smelters throughout the world. For the fusion process, it utilizes an Isasmelt technology furnace, a stationary vertical furnace 17 meters high, with a treatment capacity of 165 tons of copper concentrates per hour.  The smelter also uses two rotary holding furnaces (RHF) to separate the matte, with 62% copper content, from the slag.  The smelter also has a new oxygen plant, with a production capacity of 1,000 tons per day.  In the conversion process, four Pierce Smith converter furnaces are used to produce copper with 99.3% purity.  This copper product is then sent to the new anodes plant, which has two rotary furnaces of 400 tons capacity each and two casting wheels that produce anodes with 99.7% purity.  The anode plant was completed in January 2006 and blister production was mostly replaced with anode production, enabling us to eliminate a costly re-melting step in our production process.

In addition, we have built a new sulfuric acid plant to recapture sulfur dioxide in excess of the 92% recapture requirement established in the PAMA.  The new acid plant

A15

has a production capacity of 800,000 tons of acid per year.  Also, we have built two storage tanks and an effluents plant.  The new smelter also includes a new seawater intake system, two desalinization plants to provide water for the process, an electric substation and a new system of centralized controls using advanced computer technology.

The table below sets forth 2006, 2005 and 2004 production and sales information for our Ilo smelter plant:

	2006	2005	2004
Concentrate smelted (kt)	1,107	1,206	1,213
Average copper recovery	97.29%	97.57%	97.23%
Blister production (kt)	30.8	325.6	320.7
Average blister grade (%)	99.349%	99.349%	99.349%
Anode production (kt)	298.4	—	—
Average anode grade (%)	99.708%	—	—
Sulfuric acid produced (kt)	376	370	390
Blister sales (kt)	3.0	41.3	29.7
Anode sales (kt)	13.5	—	—
Average blister sales price ($/lb)	3.10	1.87	1.35
Average anode sales price ($/lb)	3.17	—	—

Key:        kt = thousand tons

As of December 31, 2006, major equipment at our Ilo smelter include two reverberatory furnaces, seven Pierce Smith converters, one El Teniente converter, two anode furnaces and a twin wheel casting system, a sulfuric acid plant with a capacity of 300,000 tons per year and an oxygen plant with a capacity of 100,000 tons per year.  This equipment does not include the additional equipment from the smelter modernization.

Refinery

The refinery consists of an anode plant, an electrolytic plant, a precious metal plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.998% purity.  The nominal capacity is 280,000 tons per year.  Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

The table below sets forth 2006, 2005 and 2004 production and sales information for our Ilo refinery and precious metals plants:

	2006	2005	2004
Cathodes produced (kt)	273.3	285.2	280.7
Average copper grade (%)	99.998%	99.998%	99.998%
Refined silver produced (000 Kg)	119.2	109.9	118.9
Refined gold produced (kg)	260.9	183.7	174.4
Commercial grade selenium produced (tons)	49.8	48.7	48.5
Average cathodes sales price ($/lb)	3.20	1.79	1.35
Average silver sales price ($/Ounce)	11.46	7.26	6.54
Average gold sales price ($/Ounce)	589.76	447.33	407.85

Key:        kt= thousands tons

Major anode casting equipment at the Ilo refinery includes two tilting furnaces, each with a nominal capacity of 400 tons, one casting wheel with a casting capacity of 70 tons/hr., this equipment is on a stand-by basis, since the completion of the anode casting at the smelter.

The refinery also includes one electrolytic plant, with 926 commercial cells, fifty-two starting sheets cells, sixteen primary liberator cells, sixteen secondary liberator cells, an anodic slime treatment circuit (includes leaching and centrifugation), and a

A16

crude NiSO4 production circuit.

Main equipment at the precious metals plant includes one selenium reactor, one Copella furnace, twenty-four silver refining cells including an induction furnace for shots and silver ingots production and one hydrometallurgical system for gold recovery that also includes an induction furnace.

The refinery also includes these facilities:

•                  Laboratory: Provides sample analysis services to many areas of the Company, including the analysis of final products like copper cathodes, electrowon cathodes, copper concentrates and oil analysis.

•                  Maintenance:  Is responsible for maintenance of all equipment involved in the process.

•                  Auxiliary facilities: Includes one desalinization plant to produce fresh water and a Gonella boiler to produce steam used in the refinery and two stand-by KMH boilers.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells and a lime plant with a capacity of 80,000 tons per year.  We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes fourteen locomotives of different types including 4000HP EMD’s SD70, 3000HP EMD’s GP40-3, 2250HP GE U23B and others.  Main rollingstock has approximately 490 cars of different types and capacities, including ore concentrate cars, gondolas, flat cars, dump cars, boxcars, tank cars and others. The track runs in a single 214 km standard gauge line.  The total length of the track system is around 257 kilometers including main yards and sidings lengths.

The infrastructure includes 27 kilometers of track under tunnels, maintained by company personnel.  The industrial railroad includes a car repair shop which is responsible for maintenance and repair of the car fleet.  During the last eight years an upgrade program has been completed which upgraded the main line (into 115 and 133 pound rail).  Also a program to upgrade the ore concentrate cars to improve its net capacity from 70 to 100 net tons is well advanced.  Traffic is around 24 hours a day in order to guarantee production requirements.  Annual tonnage transported is approximately 5.5 millions of metric tons.

MEXICAN  OPERATIONS

Following is a map indicating the approximate location of our Mexican mines and  processing facilities:

A17

LEGEND
UNDERGROUND MINES / COAL
OPEN PIT MINES
PLANTS - SMELTERS AND REFINERIES
MAIN EXPLORATION PROJECTS
INTERNATIONAL BORDER
STATE BORDER
United States of America
Gulf of California
Gulf of México
Pacific Ocean
Guatemala
N

MEXICAN MINES AND PROCESSING FACILITIES

Date: August 2006

Scale: Graphic (km)

MEXICAN OPEN PIT SEGMENT

Our Mexican open-pit segment operations combines two units of Minera Mexico, Mexcobre and Mexcananea, which includes La Caridad and Cananea mine complexes and smelting and refining plants and support facilities which service both complexes.

Following is a map indicating the approximate location of, and access to, our Mexican open pit mine complexes as well as our processing facilities:

A18

ARIZONA
U. S. A.
NEW MEXICO
Gila Bend
Tucson
Lordsburg
Benson
Bisbee
Nogales Ar.
Douglas
Nogales Son.
Agua Prieta
MEXICO
Cananea
Cananea Mine
La Angostura Dam
Nacozari
Tail Dam
Cumpas
Moctezuma
La Caridad Mine
GULF OF CALIFORNIA
Bahia Kino
Hermosillo
B. C.
N

UNITED STATES OF AMERICA
CANANEA MINE
LA CARIDAD MINE
105°
100°
30°
HERMOSILLO
CHIHUAHUA
25°
MEXICO
GULF OF MEXICO
PACIFIC OCEAN
20°
MEXICO D. F.
GUATEMALA
15°

LEGEND

Minera Mexico facilities	Water Sea and Dams
Intl. Border Line	
Paved Highway	FerroMex Railroad
Capital City	Main Cities

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

A19

The concentrator has a milling capacity of 76,700 tons per day.  The SX/EW facility has a refining capacity of 54,750 tons per year.  The Cananea ore deposit is one of the world’s largest porphyry copper deposits.  Cananea is the oldest continuously operated copper mine in North America, with operations tracing back to 1899.  The mine was acquired by the Anaconda Company in 1917 and mined exclusively for underground metals until the early 1940s when the first open pit was developed.  Anaconda sold 51% of the Compañía Minera de Cananea, S.A. (Cominca) to Nacional Financiera (Nafin), a development bank from the Mexican government, in 1971 and transferred its remaining interest to Nafin in 1982.  Two attempts to sell the company in 1988 failed, and a strike in 1989 precipitated Cominca’s bankruptcy proceedings.  In 1990 through a public auction procedure, Mexcobre acquired from the receivership 100% of the assets at approximately $475 million.  Cananea uses a conventional open-pit mining method to collect copper ore for further processing in our concentrator. Crushed leachable material is transported by conveyor belts and as run-of-mine by trucks to leach heaps.

The table below sets forth 2006, 2005 and 2004 production information for Cananea:

		2006	2005	2004
Mine annual operating days	(days)(1)	331	365	359
Total material mined	(kt)	114,595	102,508	93,160
Total ore mined	(kt)	22,896	25,638	26,258
Copper grade	(%)	0.588	0.572	0.583
Leach material mined	(kt)	59,678	52,112	39,048
Leach material grade	(%)	0.292	0.301	0.284
Estimated leach recovery	(%)	62.50	50.00	50.00
SX/EW cathode production	(kt)	52.5	56.4	50.2
Stripping ratio	(x)	4.01	3.00	2.55
Total material milled	(kt)	22,915	25,622	26,256
Copper concentrate	(kt)	386.0	436.5	469.3
Copper concentrate average grade	(%)	28.83	27.21	26.26
Copper in concentrate	(kt)	111.3	118.7	123.2
Copper recovery	(%)	82.56	81.03	80.53

Key:                       kt = thousand tons
x = ratio obtained dividing waste plus leachable material by ore mined.
The copper grade is total grade.
(1) While there were 47 days of strikes in 2006, only 34 production days were lost as 13 days of production were maintained with the support of management personnel.

Major Cananea mine equipment include 45 trucks for ore hauling with capacities that range from 240 to 360 tons, eight shovels with capacities that range from 39 to 70 tons, and mine auxiliary equipment including, eight drillers, five front loaders, five motor graders and twenty-four tractors.

Geology

The Cananea porphyry copper deposit is unusual in that the ore explored and sampled at the mine has been of consistent quality, unlike most copper deposits which evidence a decline in grades at deeper zones explored.

Cananea is in the Southern Cordilleran Orogen, which extends to the northwest of the lower 48 states of the United States.  The geological and structural features of the region are representative of large copper deposits of the disseminated porphyry type.  The mining district lies within a metalogenetic Basin and Range province.  The geology is complex and consists of a series of Paleozoic age calcareous rocks, from Cambrian to Carboniferous, correlated to a type section in southeastern Arizona, that unconformably overlie a Precambrian granitic basement.  A prominent deep-seated igneous activity occurred during various epochs.  Volcanic rocks, grading in composition from rhyolites to andesites and tuffs, were intruded, by shallow, quartz monzonite porphyries of Laramide age, along structural weak zones, thus closing the geologic history of the region.

A20

Intense and pervasive hydrothermal phyllic-argillic alteration and sulfide mineralization also occurred in several episodes.  An initial early pegmatitic stage, associated with chalcopyrite, bornite, pyrite and molybdenite in breccia chimneys, followed by an extensive flooding of hydrothermal solutions, widely accompanied with mineralization of quartz, pyrite and chalcopyrite.  A subsequent stage of quartz-pyrite comprises and closes the primary sequence.

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

The Cananea copper porphyry deposit is considered unique since the deepest exploration conducted to date in the core of the deposit has confirmed a significant increase in copper grades.  It is unlike other deposits of similar type, which commonly display relative lower grades at depth.  The district is also unique for the occurrence of high grade breccia pipes, usually in the form of clusters that follow the mineralized trend.  The current aerial dimensions of the mineralized ore body are 5 X 3 kilometers and projects to more than one kilometer at depth.  Considering the potential that the ore deposit in Cananea presents, it is expected that the operation can support a sizeable increase in the capacity of copper production.

Mine Exploration

The exploration program to define and quantify the molybdenum mineral resources and reserves started in the third quarter of 2005.  We conducted a geo-statistic analysis to define the interpolation parameters, modeling and quantification of molybdenum associated with copper reserves in the deposit.  In the first quarter of 2006, we started a diamond drilling program.  We expect to finish this exploration program in the first quarter of 2007 which will in-fill molybdenum grade information and will validate the data base in the model. Recent molybdenum exploration results, in the Cananea porphyry deposit continue to show a close correlation with copper mineralization.

In 2005, we started an exploration drilling program near the porphyric copper ground.  The main objective of this exploration is to define the areas where leach and barren material will be placed.  The first drilling stage was carried out through the inverse circulation method reaching a depth close to 300 meters.  The second exploration stage started in the third quarter of 2006 with core drilling rigs with the objective of exploring at greater depths.

Preliminary results of the exploration program being conducted in the peripheral zones of the deposit, confirm the mineralization and alteration patterns evidenced throughout the Cananea mining district.

Concentrator

Cananea uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.38% is loaded onto trucks and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball and bar mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of 28.83%.  Concentrates are then shipped by rail to the smelter at La Caridad.

The Cananea concentrator plant, with a milling capacity of 76,700 tons per day, consists of two primary crushers, four secondary crushers, ten tertiary crushers, ten primary

A21

mills, a distributed control system, five mills for re-grinding, 103 primary flotation cells, ten column cells, 70 exhaustion flotation cells, seven thickeners and three ceramic filters.

SX/EW Plant

The Cananea unit operates a leaching facility and two SX/EW plants.  All copper ore with a grade lower than the mill cut-off grade 0.38%, but higher than 0.25% copper, is delivered to the leaching dumps.  A cycle of leaching and resting occurs for approximately five years to achieve a 62.5% recovery in the run-of-mine dumps and three years for the crushed leach material to achieve a 73% recovery.

The Cananea unit currently maintains 18.2 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.82 grams of copper per liter.

Major equipment at the two SX-EW plants of Cananea include two crushing systems (No. 1 and No. 2).  Crushing system No. 1 has a capacity of 32,000 tons per day, 10 million tons per year, and includes an apron feeder, a conveyor belt feeder, seven conveyor belts system and a distributor car.  Crushing system No. 2 has a capacity of 48,000 tons per day, 15 million tons per year, and includes one crusher, a conveyor belt feeder, three conveyor belts and a distributing car.  There are four irrigation systems for the dumps and 6 dams for Pregnant Leach Solution (PLS).  Plant I has three solvent extraction tanks with a nominal capacity of 960 m3/hr of PLS and 46 electrowinning cells.  Plant I has a daily production capacity of 30 tons of copper cathodes with 99.999% purity.  Plant II has five trains of solvent extraction with a nominal capacity of 55,000 lt./min of PLS and 216 cells distributed in two bays.  Plant II has a daily production capacity of 120 tons of copper cathodes with 99.999% purity.

We intend to increase our Cananea unit’s production of copper cathodes by building a new SX/EW plant, (SXEW III).  The plant will produce copper cathodes of ASTM grade 1 or LME grade A.  The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system.  The project is currently underway and when completed in 2009, we expect to produce 33,000 tons per year of electrowon cathodes.

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

A22

The table below sets forth 2006, 2005 and 2004 production information for La Caridad:

		2006	2005	2004
Mine annual operating days	(days)(1)	229	364	365
Total material mined	(kt)	46,606	75,465	72,430
Total ore mined	(kt)	16,872	31,551	27,574
Copper grade	(%)	0.449	0.483	0.504
Molybdenum grade	(%)	0.0348	0.0324	0.0341
Leach material mined	(kt)	19,109	29,969	22,450
Leach material grade	(%)	0.252	0.260	0.274
Estimated leach recovery	(%)	34.39	38.54	36.68
SX/EW cathode production	(kt)	11.2	22.0	21.8
Total material milled	(kt)	16,637	31,644	27,488
Stripping ratio	(x)	1.76	1.39	1.63
Copper concentrate	(kt)	227.8	449.6	401.6
Molybdenum concentrate	(kt)	4.5	7.4	6.5
Copper concentrate average grade	(%)	25.49	27.20	27.49
Molybdenum concentrate average grade	(%)	55.92	56.88	56.69
Copper in concentrate	(kt)	58.1	122.3	110.4
Molybdenum in concentrate	(kt)	2.5	4.2	3.7
Copper recovery	(%)	77.69	79.95	79.62

Key:                       kt = thousand tons
x = ratio obtained dividing waste plus leachable material by ore mined
(1)  In 2006 there were 125 days of strikes.
The copper and molybdenum grade are total grade.  The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is presently about 43.2%.

Major mine equipment include thirty-two trucks for ore hauling with capacity that range 170 to 240 tons, eight shovels with individual capacities that range 16 to 43 tons.  Loading and auxiliary equipment include six drillers, four front loaders, four motor graders and twenty-one tractors.

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

The La Caridad porphyry copper deposit occurs exclusively in felsic to intermediate intrusive igneous rocks and associated breccias.  Host rocks include diorite and granodiorite.  These rocks are intruded by a quartz monzonite porphyry stock and by numerous breccia masses, which contain fragments of all the older rock types.

Supergene enrichment, consisting of complete to partial chalcosite (Cu2S) replacement of chalcopyrite (CuFeS2).  The zone of supergene enrichment occurs as a flat and tabular blanket with an average diameter of 1,700 meters and  thickness generally between 0 and 90 meters.

A23

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

Mine Exploration

We have been mining the La Caridad orebody for over 25 years.  The extent of the model area is approximately 6,000 meters by 4,000 meters with elevation ranging from 750 to 1,800 meters.

Fourteen drilling campaigns have been conducted on the property since 1968.  These campaigns drilled a total of 3,182 drill holes.  There are 2,055 reverse circulation drill holes.  The rest are diamond drill holes, and some hammer drilling.  A total of 521,406 meters have been drilled through January 2007.

Currently, La Caridad is drilling a new exploration program, the budget is for 25,000 meters.  The target is to get down to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes.

Concentrator

La Caridad uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  The concentrator has a current capacity of 90,000 tons of ore per day.

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

La Caridad concentrator plant has a milling capacity of 90,000 tons per day and consists of two primary crushers, six secondary crushers, twelve tertiary crushers, twelve ball mills, a master milling control system, 100 primary flotation cells, four re-grinding mills, 96 cleaning flotation cells, twelve thickeners and six drum filters.

In 2004, we improved our concentrator with the acquisition of an allied primary crusher.  In addition, in 2003 we improved our La Francisca leach dam with a pumping and instrumentation system.

SX/EW Plant

Approximately 481.4 million tons of leaching ore with an average grade of approximately 0.25% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2006.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a new SX/EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that are not mined and has resulted in a reduction in our production costs of copper.  The SX/EW facility has a total capacity of 21,900 tons of copper cathodes per year.

The La Caridad SX-EW plant has nine irrigation systems for the dumps and two PLS dams, a container of heads that permits the combination of the solutions of both dams and feeds the SX/EW plant with a more homogenous concentration.  The plant has three trains of solvent extraction with a nominal capacity of 2,070 m3/hr and 94 electrowinning cells

A24

distributed in one single electrolytic bay.  The plant has a daily production capacity of 62 copper cathodes tons with 99.999% purity.

Processing Facilities — La Caridad

Our La Caridad complex includes a smelter, an electrolytic copper refinery, a precious metal refinery and a copper rod plant.  The distance between this complex and the La Caridad mine is approximately 24 kilometers.

Smelter

Copper concentrates are carried to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity.  Sulfur dioxide off-gases collected from the flash furnaces and converters are processed into sulfuric acid, at two sulfuric acid plants.  This acid is used by our SX/EW plants and the remaining volumes are sold to third parties.

Almost all of the anodes produced in the smelter are sent to the La Caridad copper refinery.  The actual installed capacity of the smelter is 1,000,000 tons per year, a capacity that is sufficient to treat all the concentrates of the La Caridad and Cananea mining complexes.  The smelter includes a flash type concentrates drier, a steam drier, a flash furnace, one El Teniente  modified converted furnace, two electric furnaces for the cleaning of slag, three Pierce Smith converters, three raffinate furnaces and two casting wheels.  The anode production capacity is 300,000 tons per year.

Refinery

Mexcobre includes an electrolytic copper refinery at La Caridad that uses permanent cathode technology.  The actual installed capacity of the refinery is 300,000 tons per year.  The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 releaser cells, two cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.99% purity.  Anodic slimes are recovered from the refining process and sent to the slimes treatment plant where additional copper is extracted.  The slimes are then filtered, packed and shipped to the La Caridad precious metals refinery to produce silver and gold.

The operations of the precious metal refinery are divided into two stages: (i) the antimony is eliminated from the slime; and (ii) the slime is dried in a steam dryer.  After this the dried slime is smelted and a gold and silver alloy is obtained, which is known as dore.  The precious metal refinery plant has a hydrometallurgic stage and a pyrometallurgic stage, besides a steam drier, dore molding system Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for silver, one silver ingot molding system, two reactors for obtaining fine gold.  The process ends with the refining of the gold and silver alloy.

Copper Rod Plant

A rod plant at the Mexcobre complex was completed in April 1998 and reached its full annual operating capacity of 150,000 tons in May 1999.  The plant is producing eight millimeter copper rods with a purity of 99.99%.  The rod plant includes a vertical furnace, one retention furnace, one molding machine, one laminating machine, one coiling machine and one coil compacter.

Other facilities include a lime plant with a capacity of 132,000 tons per year and located near the city of Agua Prieta in the State of Sonora; two sulfuric acid plants, one with an annual capacity of 2,625 tons and the second with an annual capacity of 2,135 tons; three oxygen plants, two with a production capacity of 200,000 tons per year and the third, with a capacity of 100,000 tons per year

A25

and two power turbogenerators that use the kiln residual heat from the furnace, the first with a 11.5 Mw capacity and the second with a 25 Mw capacity.

The table below sets forth 2006, 2005 and 2004 production information for the La Caridad processing facilities:

		2006	2005	2004
Smelter
Total copper concentrate smelted	(kt)	724.0	894.7	820.5
Anode copper production	(kt)	242.4	282.4	250.9
Average copper content in anode	(%)	99.28	99.25	99.21
Average smelter recovery	(%)	97.44	97.40	97.41
Sulfuric acid production	(kt)	670.5	833.4	778.4
Refinery
Refined cathode production	(kt)	200.4	233.7	202.1
Refined silver production	(000 kg)	131.0	142.5	90.9
Refined gold production	(Kg)	722	817	575
Rod Plant
Copper rod production	(kt)	96.6	113.2	69.5

		2006	2005	2004
Sales data
Copper concentrate	(kt)	—	22.7	—
Average realized price copper concentrates	($ per lb)	—	1.73	—
Anode Copper	(kt)	—	—	—
Average realized price copper rod	($ per lb)	3.11	1.75	1.35
Average premium copper rod	($ per lb)	0.08	0.07	0.06
Average realized price gold	($ per ounce)	596.83	442.92	408.35
Average realized price silver	($ per ounce)	11.58	7.40	6.65
Average realized price sulfuric acid	($ per ton)	41.86	35.52	18.33

Key:        kt = thousand tons

MEXICAN IMMSA UNIT

Our IMMSA unit (underground mining poly-metallic division) produces zinc, lead, copper, silver, gold and has a coal and coke mine, and several industrial processing facilities for zinc, lead, copper, silver and operates five underground mining complexes situated in central and northern Mexico.  All of IMMSA’s mining facilities employ exploitation systems and conventional equipment.  We believe that all the plants and equipment are in satisfactory operating condition.  IMMSA’s principal mining facilities include Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco.

The table below sets forth 2006, 2005 and 2004 production information for our Mexican IMMSA unit:

A26

		2006	2005	2004
Average annual operating days(*)		323	311	311
Total material mined and milled	(kt)	4,407	4,618	4,389
Zinc average ore grade	(%)	3.56	3.58	3.46
Zinc concentrate	(kt)	252.1	264.3	244.1
Zinc concentrate average grade	(%)	54.17	54.33	54.79
Zinc average recovery	(%)	87.06	86.80	88.01
Lead average ore grade	(%)	0.57	0.58	0.61
Lead concentrate	(kt)	38.9	38.5	37.5
Lead concentrate average grade	(%)	49.06	50.71	50.19
Lead average recovery	(%)	76.32	72.70	70.77
Copper average ore grade	(%)	0.41	0.44	0.50
Copper concentrate	(kt)	46.4	56.4	68.3
Copper concentrate average grade	(%)	22.72	22.68	22.03
Copper average recovery	(%)	59.09	62.32	68.19

kt = thousand tons
(*) Weighted average annual operating days based on total material mined and milled in the five mines: Charcas, San Martin, Taxco, Santa Barbara and Santa Eulalia

Charcas

The Charcas mining complex is located 111 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico.  Charcas is connected to the state capital by a paved highway of 130 km.  14 km from the southeast of the Charcas complex is the “Los Charcos” railroad station which connects with the Mexico-Laredo railway.  Also, a paved road connects Charcas to the city of Matehuala through federal highway no. 57 and begins at the northeast of the Charcas town site.  The complex includes three underground mines and one flotation plant and produces zinc, lead and copper concentrates, with significant amounts of silver.  The Charcas mining district was discovered in 1573 and operations in the 20th century began in 1911.  The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery.  We have expanded production capacity of the mine by 32% since 1993, and the Charcas mine is now Mexico’s largest producer of zinc.

The Charcas complex’s equipment include nine jumbo drilling tools, sixteen scoop trams for mucking and loading, five trucks and four locomotives for internal ore haulage and three hoists.  For treating the ore there are two primary crushers, one secondary crusher, one tertiary crusher, four mills and three flotation circuits.

Geology

The Charcas mining district occupies the east-central part of the Mexican Central Mesa and is part of the Sierra Madre Metallogenic Province.  Geological history starts in the Superior Triasic, where sandy clay sediments were deposited argilloarenaceous.  Due to emersion in the beginning of the Jurassic Superior, the sediments suffered intense erosion, settling on continental sediments.  This sequence was affected by tectonic effort, which folded and failed on this rock package.  Later the positioning of intrusive rocks originated fractures, which gave way to positioning of mineral deposits.  The site’s paragenesis suggests two stages of mineralization.  First minerals are rich in silver, lead and zinc, with abundant calcite and small quantities of quartz chalcopyrite.  Second, there is a link of copper and silver, where the characteristic minerals are chalcopyrite, lead ore with silver content, pyrite and scarce sphalerite.  Economic ore is found as replacement sulfurs in carbonates host rock. The ore mineralogy is comprised predominantly of calcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS) and silver minerals as diaphorite (Pb2Ag3Sb3S8).

A27

Mine exploration

In Charcas, 23,607 meters of diamond drilling were executed from underground stations.  With this drilling, 416,422 tons were added to the reserve base in 2006.

The table below sets forth 2006, 2005 and 2004 production information for our Charcas mine:

		2006	2005	2004
Annual operating days	(days)	323	324	326
Total material mined and milled	(kt)	1,343	1,328	1,317
Zinc average ore grade	(%)	5.37	5.68	5.76
Zinc concentrate	(kt)	117.8	123.6	123.8
Zinc concentrate average grade	(%)	56.90	57.11	57.34
Zinc average recovery	(%)	92.97	93.59	93.56
Lead average ore grade	(%)	0.20	0.29	0.33
Lead concentrate	(kt)	4.6	6.0	7.1
Lead concentrate average grade	(%)	27.14	36.75	38.44
Lead average recovery	(%)	45.86	56.14	63.51
Copper average ore grade	(%)	0.21	0.20	0.20
Copper concentrate	(kt)	4.2	2.9	2.5
Copper concentrate average grade	(%)	26.08	27.62	25.50
Copper average recovery	(%)	38.16	30.36	24.17

kt = thousand tons

The Charcas mine uses the hydraulic cut-and-fill method and the room-and-pillar mining method with descending benches.  The broken ore is hauled to the underground crusher station.  The crushed ore is then hoisted to the surface for processing in the flotation plant to produce lead, zinc and copper concentrates.  The capacity of the flotation plant is 4,000 tons of ore per day.  The lead concentrate produced at Charcas is treated at a third party refinery in Mexico.  The zinc and copper concentrates are treated at our San Luis Potosi zinc refinery and copper smelter.

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

The mining operations at Santa Barbara are more diverse and complex than at any of the other mines in our Mexican operations, with veins that aggregate approximately 21 kilometers in length.  Each of the three underground mines has several shafts and crushers.  Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping.  The ore, once crushed, is processed in the flotation plant to produce concentrates.  The flotation plant has a capacity of 6,000 tons of ore per day.  The lead concentrate produced is treated at a third party refinery in Mexico.  The copper concentrates are treated at our San Luis Potosi copper smelter, and the zinc concentrates are either treated at the San Luis Potosi zinc refinery or exported.

The major mine equipment at Santa Barbara include twelve jumbo drilling tools, two Simba drilling tools, thirty-three scoop trams, nine trucks and six locomotives for internal ore haulage, five trucks for external haulage and six hoists.  For treating the ore, there are four primary jaw crushers, one secondary crusher and two tertiary crushers, three mills and three flotation circuits.  The concentrator plant has a milling capacity of 6,000 tons of ore per day.

A28

Geology

The majority of production from the district comes from quartz veins within faults and fractures.  The north to northwestern trending veins is up to several kilometers long, dips steeply to the west and is 0.5 to 30 meters wide.  Ore shoots up to several hundred meters in length, extends to at least 900 meters below the surface and is separated from other ore by 0.5 to 1 meter of barren quartz vein.  Metal zoning occurs in some veins, with zinc and lead content generally decreasing with depth and copper increasing with depth.  Three main systems of veins exist inside the district, represented by the veins Coyote, Segovedad Novedad and Coyote Seca Palmar.  In addition to the main veins, there are many smaller sub-parallel to branching ore bearing veins. Economic ore minerals include sphalerite (ZnS), marmatite (ZnFeS), galena (PbS), chalcopyrite (CuFeS2) and tetrahedrite  (CuFe12Sb4S13). Gangue minerals include quartz (SiO2), pyrite (FeS2), magnetite (Fe2O4), pirrotite (Fe2+S), arsenopyrite (FeAsS) and fluorite (CaF2).

The Santa Barbara district has mineralization to indicate that it will continue to be a significant producer of lead, copper and zinc for decades.  The full potential of the district has not yet been defined, but the area seems to justify an increase of the exploration to support a new increase in the production.

Mine Exploration

In Santa Barbara, 12,655 meters were drilled from underground stations in 2006.  The measured resource developed was 189,702 tons.

The table below sets forth 2006, 2005 and 2004 production information for our Santa Barbara mines:

		2006	2005	2004
Annual operating days	(days)	326	328	328
Total material mined and milled	(kt)	1,484	1,487	1,454
Zinc average ore grade	(%)	2.11	2.28	2.43
Zinc concentrate	(kt)	48.6	54.2	58.3
Zinc concentrate average grade	(%)	54.38	53.99	53.29
Zinc average recovery	(%)	84.50	86.33	88.02
Lead average ore grade	(%)	0.86	0.92	1.09
Lead concentrate	(kt)	20.1	20.5	24.1
Lead concentrate average grade	(%)	54.11	55.43	53.06
Lead average recovery	(%)	85.20	83.24	80.82
Copper average ore grade	(%)	0.52	0.50	0.45
Copper concentrate	(kt)	14.3	14.3	11.3
Copper concentrate average grade	(%)	30.20	29.39	27.70
Copper average recovery	(%)	56.10	56.45	48.00

kt = thousand tons

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico, approximately 101 kilometers southeast of the city of Durango and nine km east of the Durango State boundary.  Access to the property is via federal highway no. 45 between the cities of Durango and Zacatecas.  A paved six kilometer road connects the mine and town of San Martin with the highway.  The city of Sombrerete is about 16 kilometers east of the property. The complex includes an underground mine and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver.  The mining district in which the San Martin mine is located was discovered in 1555.  Mining operations in the 20th century began in 1949.  San Martin lies in the Mesa Central between the Sierra Madre Occidental and the Sierra Madre Oriental.

A29

The horizontal cut-and-fill mining method is used at the San Martin mine.  The broken ore is hauled to the underground crusher station.  The ore is then brought to the surface and fed to the flotation plant to produce concentrates.  The flotation plant has a total capacity of 4,400 tons of ore per day.  The lead concentrate is treated at a third party refinery in Mexico.  The copper concentrate is treated at our San Luis Potosi copper smelter and zinc concentrate is either treated at the San Luis Potosi zinc refinery or exported.

Geology

San Martin lies in the Central Mesa between two major geologic provinces, Sierra Madre Occidental and Sierra Madre Oriental.  The main sedimentary rock-formation in the San Martin district is the Upper Cretaceous Age Cuesta del Cura limestone.  The formation is an interlayered sequence of shallow marine limestone and black chert, and it is overlain by Indura formation which outcrops at the foot of the topographic heights of the Cuesta del Cura formation.  It consists mainly of alternating shales and fine-grained clayed limestones in ten to thirty centimeter thick layers.

The district’s most important mineral deposits are replacement veins and bodies generated in the skarn by Cerro de la Gloria granodiorite intrusion.  An extensive zone of skarn west of the intrusive, hosts the San Marcial, Ibarra and Gallo-Gallina main ore veins, which appear at the surface for distances of up to 1,000 meters, with thicknesses of 40 centimeters to four meters, paralleling the intrusive contact.  In the central part of the deposit there is a horizontal zoning with respect to the contact of the intrusive with high values of silver and copper.  In the top of the deposit there is mostly lead and zinc.  In the northeast/east over concentric structures to the intrusive there is an increment of lead, zinc and silver in the skarn.  Economic ore is found as replacement ore bodies between the main veins as massive and disseminated sulfides with widths from eight meters up to 200 meters.  These bodies consist mostly of chalcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS), bornite (Cu5FeS4), tetrahedrite  (CuFe12Sb4S13), native silver (Ag), pyrrite (FeS), arsenopyrite (FeAsS), stibnite (Sb2S3).  Molybdenum and tungsten are found in little portions in the skarn near the contact associated with the calcite.

Mine Exploration

A total of 8,962 meters of diamond drilling were executed in San Martin, 5,391 meters from underground and 3,571 meters from surface.  A total measured resource of 931,895 tons has been developed.

The table below sets forth 2006, 2005 and 2004 production information for our San Martin mines:

		2006	2005	2004
Annual operating days	(days) (1)	239	301	304
Total material mined and milled	(kt)	925.8	1,231	1,259
Zinc average ore grade	(%)	2.17	2.03	2.21
Zinc concentrate	(kt)	29.9	36.7	40.5
Zinc concentrate average grade	(%)	51.45	51.11	52.19
Zinc average recovery	(%)	76.67	75.25	75.96
Lead average ore grade	(%)	0.21	0.20	—
Lead concentrate	(kt)	2.6	2.4	—
Lead concentrate average grade	(%)	34.02	31.60	—
Lead average recovery	(%)	44.65	29.16	—
Copper average ore grade	(%)	0.71	0.80	1.01
Copper concentrate	(kt)	27.9	39.2	54.5
Copper concentrate average grade	(%)	18.38	19.87	20.70
Copper average recovery	(%)	77.89	79.05	88.74

                           kt = thousand tons
(1) In 2006 there were 77 days of strikes.

A30

Santa Eulalia

The mining district of Santa Eulalia is located in the central part of the state of Chihuahua, Mexico, approximately 26 kilometers east of the city of Chihuahua.  This district covers approximately 48 square kilometers and is divided into three fields: east field, central field and west field.  The west field and the east field, in which the principal mines of the complex are found, are separated by six kilometers.  The Buena Tierra mine is located in the west field and the San Antonio mine is located in the east field.  The mining district was discovered in 1590, although exploitation did not formally begin until 1870.

The district of Santa Eulalia is connected to the city of Chihuahua by a paved road (highway no. 45), at a distance of ten km there is a paved detour to Aquiles Serdan and Francisco Portillo (also known as Santo Domingo) where the Company’s offices and the Buena Tierra mine are located. Access to the Buena Tierra mine and San Antonio mine is through an 11 km unpaved road.

The Santa Eulalia mine suspended operations totally from October 2000 to December 2004, during which time rehabilitation work was completed at the Tiro San Antonio and pipes were installed to expand the pumping capacity to 10,500 gallons per minute.  In January 2005, operations began at the Santa Eulalia mine, with a production plan for 230,900 tons.  The flotation plant, at which lead concentrate and zinc concentrate are produced, has a capacity of 1,500 tons or ore per day.  The lead concentrate is treated at a third party refinery, and the zinc concentrate is treated at our San Luis Potosi zinc refinery.

Major mine equipment at the Santa Eulalia mine include three Jumbo drilling tools, nine scoop trams for mucking and loading, three trucks, four hoists, two primary crushers, two mill crushers, one mill and two flotation circuits.  The concentrator plant has a milling capacity of 1,450 tons of ore per day.

Geology

Santa Eulalia is the largest of a number of similar districts that lie along the intersection of the Laramide-aged Mexican Thrust Belt and the Tertiary volcanic plateau of the Sierra Madre Occidental.  Deposits throughout the belt occur in a thick Jurassic-Cretaceous carbonate succession that overlies Paleozoic or older crust.

The main sedimentary rock in the Santa Eulalia district is the Lower Cretaceous Limestone. These are irregularly covered by volcanic sedimentary conglomerates that are overlaid by volcanic rocks of the tertiary and alluvial material of the Quaternary Age.

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

The mineralization corresponds in its majority to ore skarns — silicoaluminates of calcium, iron and manganese with variable quantities of lead, zinc, copper and iron sulfides, located in the planes of crossings in the interstices of the silicates.

Economic ore is found as replacement in the Limestone Glen Rose in the contact with dikes and sills and replacements in diabase sills.  The mineralogy is comprised predominantly of sphalerite (ZnS), galena (PbS) and small quantities of pyrargyrite (Ag3 Sb S3).

A31

Mine Exploration

At Santa Eulalia, in 2006, 2,719 meters were drilled from underground and 2,650 meters from the surface.  An additional measured resource of 160,750 tons was developed.

The table below sets forth 2006, 2005 and 2004 production information for our Santa Eulalia mine:

		2006	2005	2004
Annual operating days	(days)	326	329	16
Total material mined and milled	(kt)	244	210	6
Zinc average ore grade	(%)	6.95	8.08	10.19
Zinc concentrate	(kt)	26.1	24.8	0.7
Zinc concentrate average grade	(%)	51.19	51.73	45.93
Zinc average recovery	(%)	78.75	75.68	49.71
Lead average ore grade	(%)	2.04	1.89	2.40
Lead concentrate	(kt)	7.1	4.6	0.2
Lead concentrate average grade	(%)	56.17	60.32	51.03
Lead average recovery	(%)	80.13	69.75	65.71

kt = thousand tons

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

IMMSA employs shrinkage, cut-and-fill and the room and pillar mining methods at the Taxco mines.  The flotation plant has a capacity of 2,000 tons of ore per day.  The lead concentrate is treated at a third party refinery in Mexico.  The zinc concentrates is either treated at the San Luis Potosi zinc refinery or exported.

The major mine equipment at the Taxco complex include five Jumbo drilling tools, twelve scoop trams for mucking and loading, six trucks and four locomotives for internal ore haulage and three hoists. For treating the ore, there are two primary crushers, three secondary crushers, three mills and two flotation circuits.  The concentrator plant has a milling capacity of 2,000 tons of ore per day.

Geology

The Taxco district is stratigraphically formed of rocks from Jurassic to recent periods, which are described below, with emphasis on the mineralization control characteristics.  Taxco Schist is composed of a series of schists and fylites, most likely from a volcanic-sedimentary sequence of tufa and limonites.  They represent a sequence of metamorphological arch and its age has been defined as Jurassic Medium. Morelos formation, from the Upper Cretaceous age (Apian-Turonian) lies on a discordant form over Taxco schist and its contact is several times marked by a clay zone (mylonites) and breccia, which implies a shifting of this unit over the schist (packs).  Mezcala formation, is constituted by a sequence of shale and sandstone with some inter-stratified layers of limestone.  Its base is calcarean.  Its top tends to be rich in clay with thin limestone layers.   Balsas group, which is constituted by conglomerates and is sandy on its base, rests in discordance form on an erosioned surface from the Mexcala formation.  The Tilzapotla Ryolite is the newest rock, which emerged in the district before the alluvial deposit.  It is formed of flux, breccia, tuffaceous, ignimbrites and vitrophyrre of ryolite composition.

A32

There are four types of ore deposits found in Taxco district.  In order of importance they are as follows: fisure-filling veins, replacement veins, blanket-like replacement bodies (so called “mantos”), stock works and brecciate chimneys.  The three first ones are intimately related and they were formed in the same era, although in different stages.

The veins reach up to two kilometers in length with a variable potency of thirty centimeters up to eight meters, which is the case of copper veins at the mines of Guerrero, Hueyapa and Palo Amarillo at the San Antonio mine; the Remedios mine has among other veins, El Muerto and El Cristo one kilometer long and five meters in average potency.

Economic ore is found in the deposit in veins. Ore mineral include argentiferous galena (PbS), sphalerite (ZnS), pyrargyrite (Ag3Sb S3), and other sulfosalts, and replacement “mantos”.  The most mineralized zones are in the vicinity of the veins with the limestone.  The mineralization is more intensive in the base of the limestone and consists of sphalerite(ZnS), galena (PbS), pyrite (FeS) and magnetite (FeOFe2O3).

Mine Exploration

The drilling in this property was 12,459 meters, 1,817 meters were drilled from surface and 10,642 from underground. With this drilling 597,386 tons of mineralized material assaying 4.02% zinc were identified.

The table below sets forth 2006, 2005 and 2004 production information for our Taxco mine:

		2006	2005	2004
Annual operating days	(days)	323	215	217
Total material mined and milled	(kt)	411	363	352
Zinc average ore grade	(%)	4.0	3.92	3.49
Zinc concentrate	(kt)	29.7	25.0	20.7
Zinc concentrate average grade	(%)	48.35	48.66	49.23
Zinc average recovery	(%)	87.29	85.51	82.97
Lead average ore grade	(%)	0.65	0.80	1.07
Lead concentrate	(kt)	4.6	5.1	6.1
Lead concentrate average grade	(%)	46.16	48.24	52.55
Lead average recovery	(%)	79.24	85.03	84.51

kt = thousand tons

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico.  Our San Luis Potosi copper smelter is adjacent to the San Luis Potosi zinc refinery. The city of San Luis Potosi is connected to our refinery and smelter by a major highway and our refinery and smelter are connected to each other by paved roads.

Smelter

The San Luis Potosi copper smelter has been in operation since 1925 and has gone through several phases of modernization, principally over the last ten years.  The smelter presently has the capacity to process 230,000 tons of copper concentrate per year.

The plant operates one blast furnace (with a second on stand-by) that smelts incoming materials, mainly copper concentrates and copper byproducts from lead plants, to produce a copper matte.  The copper matte is then treated in one of the two Pierce Smith converters, producing copper blister (95.7% copper), which in 2006 contained approximately 1.6 ounces of gold and 460 ounces of silver per ton of copper blister produced.  Of a total copper concentrate intake of 48,065 tons in 2006, approximately 90% was supplied by the IMMSA Unit’s mines and the remaining amount was smelted under toll arrangements with third parties.  All of the blister production is sold to third party refineries throughout the world.

A33

The San Luis Potosi copper smelter’s equipment include two yard locomotives, two dragshovels, twenty dump cars and six mechanic front loaders for the furnace charge mixing. Smelting and conversion equipment include three blast furnaces, two Pierce Smith converter furnaces, two molding furnaces, six electric front loaders, six towing units, three narrow way locomotives, two bridge cranes, two 7-ton cranes and three hoists.  Venting system equipment include nine fans with different capacities and two filtering bag houses.  This plant has a smelting capacity of 24,000 tons of blister copper per year.

As the materials treated at the smelter contain various impurities (especially lead and arsenic), the facility has been equipped with an arsenic recovery plant for treatment of the flue dust produced in the blast furnace section.  This material contains approximately 35% lead and 18% arsenic which, when treated, produces approximately 1,800 tons per year of high purity arsenic trioxide which is, in turn, sold in the United States principally to the wood preserving industry.  Approximately 13,000 tons per year of lead bearing calcines (approximately 32% lead) are sold annually to Industrias Peñoles, S.A. de C.V. (“Peñoles”).

The table below sets forth 2006, 2005 and 2004 production information for our San Luis Potosi copper smelter:

		2006	2005	2004
Total copper concentrate smelted	(kt)	48.1	50.2	59.2
Blister copper production	(kt)	20.2	21.3	22.7
Copper average grade in blister	(%)	96.75	98.17	97.40
Average smelter recovery	(%)	98.13	96.89	98.19
Average realized price copper blister	($ per pound)	3.51	1.83	0.80

kt = thousand tons

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982.  It was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, located only 113 kilometers from the refinery.  The refinery produces special high grade zinc (99.995% zinc), high grade zinc (over 99.9% zinc) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand.  In 2006, the plant produced as byproducts 98,501 tons of sulfuric acid, 408 tons of refined cadmium, 9,203 kilograms of silver and seven kilograms of gold.

The electrolytic zinc refinery’s major equipment include a roaster with a capacity of 85 m2 of roasting area, a steam recovery boiler and an acid plant.  There is a calcinea processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.  Additionally, the equipment include a cell house with two electrowinning circuits to finally obtain metallic zinc; an alloy and molding area with two induction furnaces and four molding systems, two of them with chains to produce 25 kilograms ingots; and two casting wheels to manufacture one ton Jumbo pieces.  This refinery has a production capacity of 104,000 tons of refined zinc per year.

The table below sets forth 2006, 2005 and 2004 production information for our San Luis Potosi zinc refinery:

		2006	2005	2004
Total zinc concentrate treated	(kt)	118.0	166.8	164.2
Zinc production	(kt)	45.3	101.5	102.6
Average refinery recovery	(%)	73.35	94.57	94.90
Average realized price refined zinc	($ per pound)	1.67	0.64	0.42
Average realized price zinc concentrate	($ per pound)	1.46	0.64	0.48
Average realized price silver	($ per ounce)	11.45	7.19	6.67

kt = thousand tons

A34

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex, which began operations in 1924, is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It comprises an underground coal mine, with a present yearly capacity of approximately 280,000 tons of coal, and a 21-coke oven facility capable of producing 105,000 tons of total coke (nut and fine) and 95,000 tons of metallurgical coke per year.  The re-engineering and modernization of 21 ovens was completed in April 2006.

The room-and-pillar mining method is employed at the underground Nueva Rosita coal mine with continuous miners.  At present, the coke oven installation supplies the San Luis Potosi copper smelter with low-cost coke, resulting in significant cost savings to the smelter.  The surplus production is sold to Peñoles and other Mexican consumers in northern Mexico.  We expect to sell 52,000 tons of metallurgical coke in 2007.  The complex includes a coal washing plant completed in 1998 that has a capacity of 900,000 tons per year and produces cleaner coal of a higher quality.  In February 2006, a gas explosion occurred at our Pasta de Conchos mine.  The underground mine has been closed since then and will remain closed until we complete efforts to recover the remains of our workers lost in the accident.

Exploration:

At Nueva Rosita, 59,446 meters of diamond drilling were done at the Guayacan, Esperanza, Obayos and El As areas.  Through this drilling we identified approximately 29 million tons of in situ resources at Esperanza and approximately 12 million tons at Guayacan.  The drilling at Obayos is still in a preliminary stage and at El As the drilling results indicated an absence of significant resources.  In 2007 we intend to continue to drill at Esperanza and Obayos.

The table below sets forth 2006, 2005 and 2004 production information for our Nueva Rosita coal and coke complex:

		2006	2005	2004
Coal mined - underground mine	(kt)	29.4	257.0	238.3
Coal mined - open pit	(kt)	185.9	407.1	129.3
Total coal mined	(kt)	215.3	664.1	367.6
Average BTU content	BTU/Lb	9,720.0	10,017.2	9,883.8
Average percent sulfur	%	0.80	1.02	0.95
Clean coal produced	(kt)	52.8	181.0	116.6
Coke tonnage produced	(kt)	55.7	44.4	46.2
Average realized price coal	($ per ton)	25.49	24.41	25.27
Average realized price arsenic clean coal	($ per ton)	47.07	62.83	56.46
Average realized price coke	($ per ton)	222.35	197.99	189.98

kt = thousand tons

In the Pasta de Conchos mining complex within the mine there are five continuous mining circuits, six transporting cars, two locomotives, one long wall equipment and a cutting machine.  There is also a hoist to transport materials inside the unit; a breaker in the surface to feed the washing plant; and a set of 21 coke ovens with a capacity of 100,000 coke tons per year.  There is a by-product plant to clean the coke gas in which tar, ammonium sulfate and light crude oil are recovered.  There are also two boilers to produce 80,000 steam pounds that are used in the by-products plant.

EXPANSION AND MODERNIZATION PROGRAM

For a description of our Expansion and Modernization Program see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Expansion and Modernization Program”.

A35

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico and Chile.  We invested $26.1 million on exploration programs in 2006, $24.4 million in 2005 and $15.6 million in 2004, and have budgeted $45.9 million for 2007.

Currently in Peru, we have direct control of 114,133 hectares of mineral rights.  In Mexico, we hold  342,094 hectares of exploration concessions.  We also hold 35,258 hectares of exploration concessions in Chile.

Peru

We presently directly control over 114,133 mining hectares in Peru.

Los Chancas.  The Los Chancas project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit.  The exploration program and the final phase of the metallurgical testing were completed in early 2006.  The pre-feasibility studies started in mid 2006 and should be completed by early 2007, when new commercially exploitable reserves will be better defined.  To-date there are 200 million tons with a copper grade of 1.0%, 0.07% molybdenum and 0.12 grams of gold per ton.

Tantahuatay.  The Tantahuatay project is located in the department of Cajamarca in northern Peru.  The exploration work is intended to evaluate the upper part of the deposit mainly for gold recovery.  Work to date indicates mineralization of 27.1 million tons, with an average gold content of 0.89 grams per ton and 13.0 grams of silver per ton.  We have a 44.25% share in this project.  During the last years we have concentrated our efforts on dealing with social and environmental concerns of communities near the project.

Tia Maria.  The Tia Maria project, located in the department of Arequipa on the southern coast of Peru, is part of a copper porphyritic system.  In 2006 the diamond drilling program was completed and the project’s feasibility studies were initiated considering the new porphyritic copper-gold deposit recently discovered of La Tapada, as part of the Tia Maria project.  During 2006 a total of 41,195 meters of diamond drilling was performed and we expect to conclude the infill drilling in the first months of 2007.

The feasibility study of the Tia Maria project is expected to be concluded by the third quarter of 2007.

Other Peruvian Prospects.  As part of our 2006 exploration and development program, we drilled 2,410 meters in the prospect named El Fiscal, in the south which is under exploration for copper.  The intention is to intensify exploration during 2007.  The Portuguesa prospect has been explored for gold in the Department of Ayacucho in the central Peruvian sierra, with a total of 2,580 meters of diamond drilling.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  In particular, we have identified significant copper and gold deposits at the El Arco site.

El Arco.  The El Arco site is located in the state of Baja California in Mexico.  Preliminary investigations of the El Arco site indicate a mineral deposit of 846 million tons of sulfide with average copper grades of 0.51% and 0.14 grams of gold per ton, and 170 million tons of leach materials with average copper grades of 0.56%.  Currently we are in the process of identifying water sources for a leaching operation, and have finished the first test hole that indicates good water potential.

Angangueo.  The Angangueo site is located in the state of Michoacán in Mexico.  A mineral deposit of 13 million tons has been identified with diamond drilling.  Testing indicates that the mineral deposit contains 0.16 grams of gold and 262 grams of silver per ton, and is comprised of 0.79% lead, 0.97% copper and 3.5% zinc.  During 2005, we received the

A36

approval for our environmental impact study and we are in the process of obtaining land use approval.  During 2006, we have been negotiating with the state of Michoacan to purchase various properties essential to the operation.

Buenavista.  The Buenavista project site is located in the state of Sonora in Mexico, adjacent to the Cananea ore body.  Drilling and metallurgical studies have shown that the site contains a mineral deposit of 36 million tons containing 29 grams of silver, 0.69% of copper and 3.3% of zinc per ton.  A new “scoping level” study indicates that Buenavista may be an economical deposit, but further diamond drilling is needed to upgrade resources and further metallurgical testing to firm up the flotation process.

Carbon Coahuila.  In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas of interest, Esperanza with a potential for plus 30 million tons of “in place” coal and Guayacan with a potential for 15 million tons of “in place” coal, that could be used for a future coal-fired power plant.

The Chalchihuites.  The Chalchihuites project is located in the state of Zacatecas.  It is a contact deposit with mixed oxides and sulfides of lead, copper, zinc and silver.  A drilling program , in the late nineties, defined 16 million tons containing 95 grams of silver, 0.36% lead, 0.69% copper and 3.08% zinc per ton.  Preliminary metallurgical testing indicates a leaching precipitating-flotation (LPF) recovery process that can be applied to this ore.  Due to favorable metal prices, an evaluation of this ore body was started.

Chile

In Chile we have control of 35,258 hectares of mining rights, and are currently developing different exploration programs.

El Salado.  The El Salado prospect, located in the Atacama Region, is being explored for copper-gold.  Through 2006, 20,350 meters of diamond drilling were completed, 8,326  meters was drilled in 2006.  Likewise, in the Sierra Aspera, a copper-gold prospect, located in the north of Chile, 1,128 meters of diamond drilling was performed.

Other Chilean Prospects.  There are other prospects such as Esperanza, located in the Atacama region, where drilling started at the end of 2006.  We are also continuing with the exploration of Catanave in the Tarapaca region.

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

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 90% of our metal production for the year 2006, 2005 and 2004, was sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the months following the actual or contractual month of shipment or delivery, according to the terms of the contract.

A37

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

For additional information on sales by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Sales Information”.

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on the Commodities Exchange, or COMEX, in New York and the London Metal Exchange or LME the two most important metal exchanges in the world.  Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week.  Our contract prices also reflect any negotiated premiums and the costs of freight and other factors.  From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions.  In 2004 we did not enter into any material hedging transactions.  We have, however, entered into copper swap contracts in 2005 and 2006.  At December 31, 2006 we did not have any copper swap contracts outstanding.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk”.  For a further discussion of prices for our products, please see “Management’s Discussion and Analysis of Financial Condition and Result of Operations —Metal Prices”.

COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample.  The Company’s products compete with other materials, including aluminum and plastics.

EMPLOYEES

As of December 31, 2006, we employed 12,218 persons, approximately 64% of whom are covered by labor agreements with ten different labor unions.  During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  We cannot assure you that in the future we will not experience strikes or other labor-related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Peru

Approximately 59% of our Peruvian labor force was unionized at December 31, 2006, represented by nine separate unions.  Collective bargaining agreements are in effect with each of these unions.  These agreements are in force into 2007. Certain unions in common locations may be exploring the possibility of merging.  In addition, we have also received initial proposals from certain unions.  It is too early to assess the outcome of this year’s labor negotiations, we believe, however, that new agreements can be reached without disruptions to the operations.

In Peru on August 31, 2004, unionized workers at our mining units in Toquepala and Cuajone stopped work and asked for additional wage increases based on high metals prices.  The strike ended after twelve days.  The union demands included salary increases, benefits and different application of certain aspects of their labor agreements and it also expressed opposition to our acquisition of Minera Mexico.  The Peruvian labor ministry declared the strike illegal and the workers returned to work but asserted their right to return to strike.  In early 2005, the workers removed the strike threat, indicating they would pursue their grievances through the labor ministry.  There were no labor strikes in 2006 or 2005.

A38

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

Mexico

Approximately 66% of our Mexican labor force at December 31, 2006 were members of the Sindicato Nacional de Trabajadores Minera Metalúrgicos y Similares de la República Mexicana, A.C. (the National Mine Workers Union, or the Union).  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  We conduct negotiations separately at each mining complex and each processing plant.

In 2006, there were a number of work stoppages at some of our Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended when the mine was returned to us on July 26, 2006.  A strike at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Additionally, workers at the Cananea copper mine went on a strike on June 1, 2006 returning to work six weeks later on July 17, 2006.  These work stoppages were declared illegal by the Mexican authorities.  On June 9, 2006, we announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations.  As a result of these strikes, we declared “force majeure” on certain of our June and July copper contracts.  On July 14, 2006, with the approval of a Labor Court, we dismissed the La Caridad workers.  Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities.  On July 26, 2006, the La Caridad installations were returned to us and we commenced to hire workers to resume operations.  In July 2006, we reopened the La Caridad mine and have restored a 100% production capacity by the end of 2006.

On October 26, 2005, the workers at our La Caridad mining complex went on strike claiming that we still owed them profit sharing from 2003.  The strike was declared illegal and the workers returned to work two days later after the Company agreed to pay each worker approximately $900.00.  The total paid was $3.1 million.

On July 12, 2004, the workers of Mexicana de Cobre went on strike, asking for the review of certain contractual clauses. Such a review was performed and the workers returned to work 18 days later.  On October 15, 2004, the workers of Mexicana de Cananea went on strike, followed by the Mexicana de Cobre workers.  The strike lasted for six days at Mexicana de Cobre and nine days at Mexicana de Cananea.  The strike was resolved by the acquisition by Minera Mexico of the 5% of the stock of Mexicana de Cananea and Mexicana de Cobre that was owned by the Union.

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

A39

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuels (including fuel oil to power boilers and generators, natural gas for metallurgical processes at our Mexican operations and diesel fuel for mining equipment), electricity and water.  We believe that supplies of fuel, electricity and water are readily available.  Although the prices of these raw materials may fluctuate, we have generally been able to offset all or a portion of our increased costs through cost and energy saving measures.  However, during the period from 2003 through 2005 we have experienced increases in energy prices that have surpassed levels we can effectively control through cost savings.

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Energía del Sur, S.A. (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  In addition, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone.  Power is distributed over a 224-kilometer closed loop transmission circuit.  We obtain fuel in Peru principally from the Exxon Mobil Corporation.

In 1997, we sold our Ilo power plant to Enersur and entered into a twenty year power purchase agreement.  We and Enersur also entered into an agreement for the sharing of certain services between the power plant and our smelter at Ilo.  These arrangements were amended in 2003, releasing Enersur from its obligations to construct additional capacity to meet our increased electricity requirements.  We believe we can satisfy the need for increased electricity requirements for our Peru operations from other sources, including local power providers.

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

Mexico

In Mexico, fuel is purchased directly or indirectly from Petróleos Mexicanos, (“PEMEX”), the state oil monopoly.  Electricity for our Mexican operations, which is used as the main energy source at our mining complexes, is either purchased from the Comisión Federal de Electricidad (the Federal Electricity Commission, or CFE), the state’s electrical power producer, or steam-generated at Mexcobre’s smelter by recovering energy from waste heat boilers.  Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of Pemex and CFE, which reflect government policy as well as international market prices for crude oil, natural gas and conditions in the refinery markets.  Mexcobre imports natural gas from the U.S. through its pipeline (between Douglas, Arizona and Nacozari, Sonora) this permits us to import natural gas from the United States at market prices and thereby reduce operational costs.  A contract with PEMEX, provides us with the option of using a fixed price for a portion of our natural gas purchases.

In 2006, we entered into long swap contracts for 3.7 million MMBTUs with a fixed price of $4.2668 per MMBTU.  In this respect, we recorded a gain of $6.3 million which was credited to the production cost in 2006.

At December 31, 2006, we held long fixed price swap contracts for 10,000 MMBTUs per day at a fixed price of $7.525 per MMBTU for the first three months of 2007 to protect our production cost from the uncertainty and high volatility of energy prices during the 2007 winter season.

A40

In December 2005 we announced our plans for a 450 Megawatt power generation plant in Mexico to supply our own facilities.  We anticipate that the project will be built and managed by an independent power company and our obligation will be the supply of coal and an agreement to use the power output.  We expect this plant will give us the ability to better control the cost of our energy requirements.  The project is also expected to create nearly 600 permanent jobs and 3,000 jobs during the construction stage.  It is anticipated that the project will be completed in 2011 and that it will exceed Mexican and international environmental standards.

In Mexico, water is a national property and industries not connected to a public services water supply must obtain a water concession from Comisión Nacional del Agua (the “National Water Commission”, or “CNA”).  Water usage fees are established in the Ley Federal de Derechos (the Federal Law on Water Rights), which distinguishes several availability zones with different fees per unit of volume according to each zone.  All of our operations have one or several water concessions and, with the exception of Mexicana de Cobre, pump out the required water from one or several wells. Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants.  At our Cananea facility, we maintain our own wells and pay the CNA for water measured by usage.  Water conservation committees have been established in each plant in order to conserve and recycle water.  Water usage fees are updated on a yearly basis and have been increasing in recent years.

In December 2006, the Federal Water Rights Law was modified effective January 1, 2007. Commencing in 2007, persons engaged in mining activities will pay for water at 100% of the established water rate. Prior to the modification persons engaged in mining activities paid for water at 25% of the rate.  We anticipate that this change will increase water usage cost by approximately $16.9 million in 2007.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in “Note 14 Commitments and Contingencies” of the Consolidated Combined Financial Statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 192,283 hectares in concessions from the Peruvian Government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
		(hectares)
Plants	300	456	421	—	1,177
Operations	41,919	22,663	12,411	—	76,993
Exploration	—	—	—	114,113	114,113
Total	42,219	23,119	12,832	114,113	192,283

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2006, 2005 and 2004 were approximately $0.8 million, $0.8 million and $1.1 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.  We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

A41

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we are subject to a 1% to 3% tax, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  We made provisions of $67.2 million, $40.3 million and 17.6 million in 2006, 2005 and 2004 respectively, for this tax which went into effect as of June 25, 2004.  These provisions are included in cost of sales (exclusive of depreciation, amortization and depletion) on the consolidated combined statement of earnings.

In a ruling, the Peruvian Constitutional Tribunal stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge.  In 1996, we entered into a tax stability contract with the Peruvian government (a “Guaranty and Promotional Measures for Investment Contract”) relating to our own SX/EW production, which, among other things, fixes tax rates and other contributions relating to such production.  We believe that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and we intend to protest the imposition of the royalty charge on our SX/EW production, when and if assessed.  Provision made by us for the royalty charge does not include approximately $14.0 million of additional potential liability relating to our SX/EW production from June 30, 2004 through December 31, 2006.

Mexico

In Mexico we have approximately 513,936 hectares in concessions from the Mexican Government for our exploration and exploitation activities as outlined in the table below.

	Underground Mines	La Caridad	Cananea	Projects	Total
		(hectares)
Mine concessions	84,553	117,164	13,282	298,937	513,936

We believe that our Mexican concessions are in full force and effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $8.8 per hectare depending on the expedition dates of mining concession.  Fees paid during 2006, 2005 and 2004 were approximately $2.1 million, $2.1 million and $1.8 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

A42

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

A43

Item 1A.  Risk Factors

Every investor or potential investor in Southern Copper Corporation should carefully consider the following risk factors.

Risks Relating to Our Business Generally

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum and zinc.  Historically, prices of the metals we produce have been subject to wide fluctuations and are affected by numerous factors beyond our control, including international economic and political conditions, levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates.  In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes.

In 2006, an approximately 83% increase in copper prices on the LME, and the COMEX, and a 136% increase in zinc prices, contributed to an increase of approximately 34% in our total sales in 2006 as compared with 2005, this after an increase of approximately 32% in 2005.  While the price of copper dropped to a 15-year low of $0.61 per pound in 2001, it has since increased by approximately 323.0% to $2.58 per pound as of January 31, 2007 and reached a maximum of $4.0755 on the COMEX on May 23, 2006.  The price of zinc has also recently increased to record levels with an average of $1.49 per pound in 2006 from $0.63 per pound in 2005 and an average of $0.40 per pound in the period 2001-2004. While lower than in 2005, the 2006 average price of molybdenum continues to be high, by historical standards. The average price was $24.38 and $31.05 per pound in 2006 and 2005, respectively, compared with an average of $8.25 per pound in the prior three-year period.  Over the past three years, as a result of this increase in molybdenum prices, molybdenum has become a significant contributor to our sales.

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

Our actual reserves may not conform to our current estimates of our ore deposits and we depend on our ability to replenish ore reserves for our long-term viability.

There is a degree of uncertainty attributable to the calculation of reserves.  Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only.  The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry.  In December 2006, as a result of an intensive drilling program followed by a review by independent mining consultants, we announced an increase in ore reserves at our Peruvian copper mines.  We may be required in the future to revise our reserves estimates based on our actual production.  We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the

A44

estimated volume and grade of ore will be recovered.  Market prices, increased production costs, reduced recovery rates, short-term operating factors, royalty taxes and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time.  Reserves data are not indicative of future results of operations.  Our reserves are depleted as we mine.  We depend on our ability to replenish our ore reserves for our long-term viability.  We use several strategies to replenish and increase our ore reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic.  Acquisitions may also contribute to increased ore reserves and we review potential acquisition opportunities on a regular basis.

Our business requires capital expenditures which we may not be able to maintain.

Our business is capital intensive.  Specifically, the exploration and exploitation of copper and other metal reserves, mining, smelting and refining costs, the maintenance of machinery and equipment and compliance with laws and regulations require capital expenditures.  We must continue to invest capital to maintain or to increase the amount of copper reserves that we exploit and the amount of copper and other metals we produce.  We cannot assure you that we will be able to maintain our production levels to generate sufficient cash, or that we have access to sufficient financing to continue our exploration, exploitation and refining activities at or above present levels.

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

Applicable law restricts the payment of dividends from our Minera Mexico subsidiary to us.

Minera Mexico is a Mexican company and, as such, may pay dividends only out of net income that has been approved by the shareholders.  Shareholders must also approve the actual dividend payment, after mandatory legal reserves have been created and losses for prior fiscal years have been satisfied.  As a result, these legal constraints may limit the ability of our Minera Mexico subsidiary to pay dividends to us, which in turn, may have an impact on our ability to service debt.

Our operations are subject to risks, some of which are not insurable.

As shown by the February 2006 tragic mining accident in Mexico, the business of mining, smelting and refining copper, zinc and other metals is subject to a number of risks and hazards, including industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment, environmental hazards and weather and other natural phenomena, such as earthquakes.  Such occurrences could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability.  In particular, surface and underground mining and related processing activities present inherent risks of injury to personnel and damage to equipment.  We maintain insurance against many of these and other risks, which may not provide adequate coverage in certain circumstances.  Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry.  Nevertheless recent environmental legal initiatives have considered future regulations regarding environmental damage insurance.  In case such regulations come into force, we will have to analyze the need to obtain such insurance.  We do not have, and do not intend to obtain, political risk insurance.  These or other uninsured events may adversely affect our financial condition and results of operations.

The loss of one of our large customers could have a negative impact on our results of operations.

The loss of one or more of our significant customers could adversely affect our financial condition and results of operations.  In 2006, 2005 and 2004, our largest customer accounted for approximately 10.1%, 11.7% and 10.7%, respectively, of our sales.

A45

Additionally, our five largest customers in each of 2006, 2005 and 2004 collectively accounted for approximately 33.7%, 40.8% and 33.7%, respectively, of our sales.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constitute approximately 42.0% of our production cost.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  For example, during the 1970s and 1980s, our ability to import fuel oil was restricted by Peruvian government policies that required us to purchase fuel oil domestically from a government-owned oil producer at prices substantially above those prevailing on the world market. In addition, in recent years the price of oil has risen dramatically due to a variety of factors. Disruptions in supply or increases in costs of energy resources could have a material adverse effect on our financial condition and results of operations.

We believe our results of operations can, from time to time, be affected by accounting policy changes, including the 2005 Emerging Issues Task Force, or EITF 04-06, consensus, which states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced (extracted) during the period that the stripping costs are incurred.

A46

A 2005 Mexican Supreme Court decision reduced our results by requiring increased workers’ profit sharing payments by our Minera Mexico subsidiary.  In May 2005, the court rendered a decision that changed the method of computing the amount of statutory workers’ profit-sharing required to be paid by certain Mexican companies, including Minera Mexico.  The court’s ruling in effect prohibited applying net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts, as further described under “Management’s Discussion and Analysis  of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Liquidity Considerations”.

Additionally, we expect our future results will continue to be affected by the Peruvian mining royalty charge, which has reduced our earnings since the second half of 2004, as further described under Business—Mining Rights and Concessions—Peru.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  See “Business—Employees.”  For example, in Peru, on August 31, 2004, unionized workers at our mining units in Toquepala and Cuajone initiated work stoppages and sought additional wage increases based on high metals prices.  The strike was resolved on September 13, 2004.  Additionally, in February 2006 construction workers at the Ilo smelter modernization project went on strike and blocked access to our Ilo production facilities.  Our Ilo refinery and smelter production was interrupted for a short period before the matter was resolved.  This disruption did not significantly affect our production.

In 2006, there were a number of work stoppages at some of our Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended when the mine was returned to us on July 26, 2006.  A strike at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Additionally, workers at the Cananea copper mine went on strike on June 1, 2006, returning to work six weeks later on July 17, 2006.  These work stoppages were declared illegal by the Mexican authorities.  On June 9, 2006, we announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations.  As a result of these illegal strikes, we declared “force majeure” on certain of our June and July copper contracts.  On July 14, 2006, with the approval of the Labor Court, we dismissed the La Caridad workers.  Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of a ruling rendered by federal labor authorities.  On July 26, 2006, the installations were returned to us and we commenced to hire workers to resume operations.  In July 2006, we reopened the La Caridad mine and restored 100% production capacity in the fourth quarter of 2006.

In Mexico, on October 26, 2005 the workers at our La Caridad mining complex went on strike claiming that we still owed them profit sharing from 2003.  The strike was declared illegal and the workers returned to work two days later after we agreed to pay each worker approximately $900.  The total paid was $3.1 million.  On July 12, 2004, the workers of Mexcobre went on strike asking for a review of certain contractual clauses. Such a review was performed and the workers returned to work 18 days later.  On October 15, 2004, the workers of Mexcananea went on strike, followed by the Mexicana de Cobre workers.  The strike lasted for six days at Mexicana de Cobre and nine days at Mexicana de Cananea.  In each case, operations at the mines ceased until the strike was resolved.  In Mexico, collective bargaining agreements are negotiated every year in respect of salaries and every two years for other benefits.  We cannot assure you that we will not experience strikes or other labor-related work stoppages that could have a material adverse effect on our financial condition and results of operations.

A47

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

Environmental regulations in Peru and Mexico have become increasingly stringent over the last decade and we have been required to dedicate more time and money to compliance and remediation activities.  Furthermore, Mexican authorities have become more rigorous and strict in enforcing Mexican environmental laws.  We expect additional laws and regulations will be enacted over time with respect to environmental matters.  Recently, Peruvian environmental laws have been enacted imposing closure and remediation obligations on the mining industry.  Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. We believe our operations are in compliance with all environmental laws and regulations within the areas we operate.

In December 2006, the Federal Water Rights law was modified effective January 1, 2007.  Commencing in 2007 persons engaged in mining activities will pay for water at 100% of the established water rate. Prior to the modification persons engaged in mining activities paid 25% of the rate.  We anticipate that this change will increase water usage cost by approximately $16.9 million in 2007, compared to 2006.

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

A48

Our profits may be negatively affected by currency exchange rate fluctuations.

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate.  As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results.  These costs principally include electricity, labor, maintenance, local contractors and fuel.  For the year ended December 31, 2006, a substantial portion of our costs were denominated in a currency other than U.S. dollar.  Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined.  The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the most important currencies influencing our costs.

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

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving ASARCO LLC (“Asarco”).  Asarco, a mining company, is indirectly wholly owned by Grupo Mexico.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with Asarco’s environmental liabilities and AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  The consent decree is binding solely on the U.S. government.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance. The lawsuit filed in New York State court was stayed as a result of the August 9, 2005 Chapter 11 bankruptcy filing by Asarco, as described below. On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC´s purchase of SCC from Asarco should be voided as a fraudulent conveyance.

A49

While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on our parent corporations or us.  Any increase in the financial obligations of our parent corporations, as a result of matters related to Asarco or otherwise could, among other effects, result in our parent corporations attempting to obtain increased dividends or other funding from us.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage. As a result of various factors, including the above mentioned work stoppage, in August 2005, Asarco entered into bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court of Corpus Christi, Texas.  Asarco’s bankruptcy case is jointly administered with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

We are controlled by Grupo Mexico, which exercises significant influence over our affairs and policies and whose interests may be different from yours.

Grupo Mexico owns indirectly approximately 75.1% of our capital stock.  We own substantially all of Minera Mexico’s capital stock.  In addition, certain of our and Minera Mexico’s officers and directors are also officers of Grupo Mexico.  We cannot assure you that the interests of Grupo Mexico will not conflict with ours.

Grupo Mexico has the ability to determine the outcome of substantially all matters submitted for a vote to our stockholders and thus exercises control over our business policies and affairs, including the following:

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

In addition, we and Minera Mexico have in the past engaged in, and expect to continue to engage in, transactions with Grupo Mexico and its other affiliates that may present conflicts of interest.  For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see “Related Party Transactions.”

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

A50

Risks Associated with Doing Business in Peru and Mexico

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Peru and Mexico, mineral resources belong to the state and government concessions are required in both countries to explore for or exploit mineral reserves.  In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for our exploration, exploitation, extraction and/or production operations. In June 2004, the Peruvian Congress enacted legislation imposing a royalty to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we are subject to a 1% to 3% tax, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  See “Business—Mining Rights and Concessions—Peru.”  In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Secretaría de Economía (Ministry of Economy), pursuant to the Ley Minera (the Mining Law) and regulations thereunder.

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

A51

Mr. Paniagua took office in November 2000 and in July 2001 handed over the presidency to Alejandro Toledo, the winner of the elections decided in the second round held on June 3, 2001, ending two years of political turmoil.  President Toledo retained, for the most part, the economic policies of the previous government, focusing on promoting private investment, eliminating tax exemptions, reducing underemployment and unemployment and privatizing state-owned companies in various sectors including energy, mining and public services.  President Toledo also implemented fiscal austerity programs, among other proposals, in order to stimulate the economy.  Despite Peru’s moderate economic growth, the Toledo administration has at times faced public unrest spurred by the high rates of unemployment, underemployment and poverty.  President Toledo has been forced to restructure his cabinet on several occasions to quell public unrest and to maintain his political alliances.

On April 9, 2006, Peruvian citizens participated in the election for president, congress and representatives to the Andean Parliament, to be appointed for the five-year period commencing July 28, 2006.  24 political parties participated in this election process.

As none of the presidential candidates received more than 50 percent of the valid votes; on June 4, 2006 a run-off election between the top two vote getters was held.  On June 16, 2006 the National Office of Electoral Processes proclaimed Mr. Alan Garcia president-elect, thereby bringing the electoral process to an end. Mr. Garcia assumed office on July 28, 2006.  Mr. Garcia, a member of the APRA party, was president of Peru from 1985 to 1990.  At the inauguration an appeal was made to the mining industry for a voluntary contribution for regional development.  In December 2006, the Company signed an agreement with the Peruvian government to make a contribution for this purpose.

There is a risk of terrorism in Peru relating to Sendero Luminoso and the Movimiento Revolucionario Tupac Amaru, which were particularly active in the 1980s and early 1990s.  We cannot guarantee that acts by these or other terrorist organizations will not adversely affect our operations in the future.

Because we have significant operations in Peru, we cannot provide any assurance that political developments in Peru, will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

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

A general election was held in Mexico on Sunday, July 2, 2006.  Voters went to the polls to elect, on the federal level: a new President of the Republic for six years, 500

A52

members to the Chamber of Deputies and 128 members to the Senate.  On July 6, 2006 preliminary results declared Mr. Felipe Calderon winner of the presidential election, by a very slim margin.  Mr. Calderon is a member of Partido Accion Nacional (the National Action Party).  Mr. Andres Lopez Obrador, the candidate of the Partido de la Revolucion Democratica, the runner-up to Mr. Calderon filed challenges in many electoral districts, alleging several irregularities and called for street protests.  The Federal Electoral Tribunal, Mexico’s highest court in electoral matters, confirmed Mr. Felipe Calderon as the elected President on September 5, 2006, and dismissed all fraud allegations. On December 1, 2006 Mr. Felipe Calderon was sworn in as president of México.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments in Mexico, will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Peruvian inflation, reduced economic growth and fluctuations in the nuevo sol exchange rate may adversely affect our financial condition and results of operations.

Over the past several decades, Peru has experienced periods of high inflation, slow or negative economic growth and substantial currency devaluation.  The inflation rate in Peru, as measured by the Indice de Precios al Consumidor and published by the Instituto Nacional de Estadística e Informática, the National Institute of Statistics, has fallen from a high of 7,649.7% in 1990 to 1.1% in 2006.  The Peruvian currency has been devalued numerous times during the last 20 years.  The devaluation rate has decreased from a high of 4,019.3% in 1990 to a revaluation of 6.8% in 2006.  Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars. If inflation in Peru were to increase without a corresponding devaluation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our common stock, could be affected.  Although the Peruvian government’s stabilization plan has significantly reduced inflation and the Peruvian economy has experienced moderate growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.

Among the economic circumstances that could lead to a devaluation of the nuevo sol is the decline of Peruvian foreign reserves to inadequate levels.  Peru’s foreign reserves at January 30, 2007, were $17.8 billion as compared to $17.3 billion at December 31, 2006.  We cannot assure that Peru will be able to maintain adequate foreign reserves to meet its foreign currency denominated obligations or that Peru will not devalue its currency should its foreign reserves decline.

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

The annual inflation rate in Mexico was 4.1% in 2006, 3.3% in 2005 and 5.2% in 2004.  The Mexican government has publicly announced that it does not expect inflation to exceed 3.5% in 2007.  At the same time, the peso has been subject in the past to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso decreased by 1.5% in 2006, increased by 4.9% in 2005 and decreased by 0.3% in 2004.

While the Mexican government does not currently restrict the ability of Mexican companies or individuals to convert pesos into dollars or other currencies, in the future, the Mexican government could impose a restrictive exchange control policy, as it has done in the past.  We cannot assure you that the Mexican government will maintain

A53

its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future.  The imposition of such exchange control policies could impair Minera Mexico’s ability to obtain imported goods and to meet its U.S. dollar-denominated obligations and could have an adverse effect on our business and financial condition.

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

Item 2.  Properties

We were incorporated in Delaware in 1952.  Our corporate offices in the United States are located at 11811 North Tatum Blvd. Suite 2500, Phoenix, Arizona 85028.  Our telephone number in Phoenix, Arizona is (602) 494-5328.  Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima.  Our website is www.southerncoppercorp.com  We believe that our existing properties are in good condition and suitable for the conduct of its business.

A54

The following table sets forth as of December 31, 2006, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2006 Production	2006 Capacity Utilization

PERUVIAN OPEN PIT UNIT
Mining Operations
Cuajone Open-pit Mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd — Milling	78.2 ktpd	90.0%
Toquepala Open-pit Mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — Milling	58.6 ktpd	97.7%
Toquepala SX-EW Plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electro winning	56.0 ktpy — Refined	35.8 ktpy	63.9%

Processing Operations
Ilo Copper Smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,131.5 ktpy — Concentrate feed	1,107.5 ktpy	97.9%
Ilo Copper Refinery	Ilo (Peru)	Copper refining	280 ktpy — Refined cathodes	273.3 ktpy	97.6%
Ilo Acid Plant	Ilo (Peru)	Sulfuric Acid	300 ktpy — Sulfuric acid	376.4 ktpy	125.5%
Ilo Precious Metals Refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	328.8 tpy	102.8%

MEXICAN OPEN PIT UNIT
Cananea Open-Pit Mine	Sonora (Mexico)	Copper Ore milling & recovery, copper concentrate production	76.7 ktpd — Milling	69.2%	90.2%
Cananea SX-EW I, II Plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	52.5 ktpy	95.9%
La Caridad Open-Pit Mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd — Milling	75.6 ktpd	84.0%
La Caridad SX-EW Plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electro winning	21.9 ktpy — Refined	11.2 ktpy	51.4%

Processing Operations
La Caridad Copper Smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — Concentrate feed	724.0 ktpy	72.4%
La Caridad Copper Refinery	Sonora (Mexico)	Copper refining	300 ktpy Copper cathode	200.4 ktpy	66.8%
La Caridad Copper Rod Plant	Sonora (Mexico)	Copper rod production	150 ktpy Copper rod	96.6 ktpy	64.4%

A55

La Caridad Precious Metals Refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	2.8 ktpy — Slime	0.6 ktpy	21.9%
La Caridad Sulfuric Acid Plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — Sulfuric acid	670.5 ktpy	42.8%

IMMSA UNIT
Underground Mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — Milled ore	1,343.5 ktpy	92.0%
San Martin	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — Milled ore	925.8 ktpy	57.7%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy — Milled ore	1,483.7 ktpy	67.8%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy — Milled ore	243.7 ktpy	44.5%
Taxco	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy — Milled ore	410.6 ktpy	56.2%

Nueva Rosita Coal & Coke Complex(2)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	52.8 ktpy	5.9%

Procesing Operationss
San Luis Potosi Copper Smelter	San Luis Potosi (Mexico)	Concentrate smelting, blister production	230 ktpy Concentrate feed	99.1 ktpy	43.1%
San Luis Potosi Zinc Refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105 ktpy Zinc cathode	45.3 ktpy	43.1%
San Luis Potosi Sulfuric Acid Plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy Sulfuric acid	98.5 ktpy	54.7%

Key:

koz =  thousands of ounces

ktpy = thousands of tons per day

ktpy = thousands of tons per year

tpy  = tons per year

(1)           Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)           At December 31, 2006, the coal reserves for the Nueva Rosita coal were 66,460,069 tons with average sulfur content of 0.85% and a BTU content of 8,876 per pound.

(3)           At December 31, 2006, net book values of property are as follows: Peruvian operation $1,637.1 million (Cuajone $412.1 million, Toquepala $762.9 million and Ilo and other support facilities $462.1 million), Mexican open pit $1,587.5 million (Cananea $1,057.0 million, La Caridad $530.5 million) and Mexican IMMSA unit $268.9 million (San Luis Potosí $42.1 million, zinc electrolitic refinery $ 44.0 million, Charcas $4.0 million, San Martin $20.9 million, Santa Barbara $25.0 million, Taxco $4.5 million, Santa Eulalia $11.1 million, Pasta de Conchos and Nueva Rosita $12.6 million and property in progress and other facilities $104.7 million).

A56

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our combined financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2006	2005	2004
COPPER (thousand pounds):
Mined
Peru open pit
Toquepala	334,605	347,130	354,618
Cuajone	384,493	360,805	428,553
SX-EW Toquepala	78,935	80,464	92,869

Mexico open pit
La Caridad	128,024	269,662	243,358
Cananea	245,331	261,778	271,670
SX-EW La Caridad	24,796	48,603	48,005
SX-EW Cananea	115,794	124,359	110,671
IMMSA Unit	23,270	28,228	33,186
Total Mined	1,335,248	1,521,029	1,582,930

Smelted
Blister Ilo	67,364	713,200	702,646
Anodes Ilo	656,016	—	—
Anodes La Caridad	530,592	617,953	548,763
Blister IMMSA	44,518	46,998	49,970
Total Smelted	1,298,490	1,378,151	1,301,379

Refined
Peru Open Pit
Cathodes Ilo	602,520	628,769	618,790
SX-EW Toquepala	78,935	80,464	92,869

Mexico Open Pit
Cathodes La Caridad	441,705	515,179	445,649
SX-EW La Caridad	24,796	48,603	48,005
SX-EW Cananea	115,794	124,359	110,671
Total Refined	1,263,750	1,397,374	1,315,984

Rod Mexico Open Pit
La Caridad	212,923	249,485	153,282
Total Rod	212,923	249,485	153,282

SILVER (thousand ounces)
Mined
Peru Open Pit
Toquepala	2,083	2,230	2,048
Cuajone	2,141	2,261	2,712

Mexico Open Pit
La Caridad	1,055	2,123	1,777
Cananea	1,616	1,698	1,523
IMMSA Unit	9,276	10,183	10,470
Total Mined	16,171	18,495	18,530

Refined
Peru Open Pit — Ilo	3,831	3,533	3,823
Mexico Open Pit — La Caridad	4,211	4,583	2,923
IMMSA Unit	4,337	4,371	4,050
Total Refined	12,379	12,487	10,796

A57

MOLYBDENUM (thousand pounds)
Mined
Toquepala	12,815	11,737	13,236
Cuajone	7,767	11,638	10,267
La Caridad	5,514	9,260	8,184
Total Mined	26,096	32,635	31,687

ZINC (thousand pounds)
Mined IMMSA	301,133	316,603	294,930
Refined IMMSA	112,513	223,820	226,097

	Year Ended December 31,
Average Market Prices	2006	2005	2004
Copper price ($ per pound — LME)	$3.05	$1.67	$1.30
Copper price ($ per pound — COMEX)	$3.09	$1.68	$1.29
Molybdenum price ($ per pound) (1)	$24.38	$31.05	$15.95
Zinc price ($ per pound — LME)	$1.49	$0.63	$0.48
Silver price ($ per ounce — COMEX)	$11.54	$7.32	$6.68

(1)          Platt’s Metals Week Dealer Oxide

ORE RESERVES:

Ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their mineral content, at the time of the reserve determination. “Proven” (measured) reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed samplings; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  “Probable” (indicated) reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. “Mineralized material,” on the other hand, is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s).  Such a deposit does not qualify as a reserve until legal and economic feasibility are concluded based upon a comprehensive evaluation of unit costs, grade, recoveries and other material factors.

Our proven and probable ore reserve estimates are based on engineering evaluations of assay values derived from the sampling of drill holes and other openings.  We believe that the samplings taken are spaced at intervals sufficiently close enough and the geological characteristics of the deposits are sufficiently well defined to render the estimates reliable.  The ore reserves estimates include assessments of the resource, mining and metallurgy, as well as economic, marketing, legal, environmental, governmental, social and other necessary considerations.

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

A58

other.  The final resource classification is then based on the distribution of these RCB values for blocks above 0.05% Cu.  It is the distribution that is used to find the breaks between proven/probable and probable/possible.

On December 7, 2006, we announced a significant increase in ore reserves at our Peruvian mines.  Using a 90 cents per pound copper price assumption, ore reserves increased 83% in Toquepala and 8% in Cuajone.  The metal content has increased by 61% in Toquepala and 22% in Cuajone, extending the life of the Toquepala mine by 23 years and the life of the Cuajone mine by three years.

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.020 per pound for copper and $24.315 per pound for molybdenum, both current prices as of December 31, 2006.  The current prices for copper and molybdenum were $1.261 and $17.817 as of December 31, 2005 and $0.939 and $8.425 as of December 31, 2004.

For purposes of our long-term planning, our management uses conservative metals price assumptions of $0.90 per pound for copper and $5.00 per pound for molybdenum.  These prices are intended to approximate average prices over the long term.  Our management uses these price assumptions, as it believes these prices reflect the full price cycle of the metals market.

A59

For Peruvian operations, commencing in 2003, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets, for the years prior to 2006 the amount of mine stripping that was capitalized and units of production amortization of capitalized mine stripping.  In calculating such items in the case of our Minera Mexico subsidiary for periods prior to 2005, we have used reserves estimates based on the longer-term price assumptions discussed above.

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

COPPER AND MOLYBDENUM RESERVES BY SITE:

The table below details our proven and probable copper and molybdenum reserves as estimated at December 31, 2006.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN IMMSA UNIT	Sensitivity to Change in metals prices (3)
	Cuajone Mine (1)	Toquepala Mine (2)	Cananea Mine (1)	La Caridad Mine (1)	OPEN-PIT MINES	IMMSA (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.020	2.020	2.020	2.020	2.020	2.020	2.425	1.616
Molybdenum ($/lb.)	24.315	24.315	24.315	24.315	24.315	24.315	29.178	19.452
Cut-off grade	0.183%	0.217%	0.141%	0.110%	0.159%	—	0.133%	0.203%
Sulfide ore reserves (thousands of tons)	2,423,252	3,716,159	6,111,482	3,422,081	15,672,974	47,372	17,417,189	12,905,441
Average grade:
Copper	0.519%	0.491%	0.401%	0.244%	0.406%	0.48%	0.384%	0.445%
Molybdenum	0.017%	0.024%	—	0.029%	0.024%	—	0.023%	0.025%
Lead	—	—	—	—	—	1.03%	—	—
Zinc	—	—	—	—	—	3.37%	—	—
Leachable material (thousands of tons)	16,115	118,178	1,754,218	1,247,388	3,135,899	—	2,563,029	3,738,800
Leachable material grade	0.496%	0.207%	0.142%	0.117%	0.136%	—	0.122%	0.159%

Waste (thousands of tons) (5)	6,190,725	14,592,989	5,963,936	1,010,496	27,758,146	—	29,111,835	25,527,493
Total material (thousands of tons)	8,630,092	18,427,326	13,829,636	5,679,965	46,567,019	—	49,092,053	42,171,734
Stripping ratio	2.56	3.96	1.26	0.66	1.97	—	1.82	2.27

Leachable material
Reserves in stock (thousands of tons)	22,997	849,981	665,389	486,898	2,025,265	—	2,025,265	2,025,265
Average copper grade	0.468%	0.137%	0.145%	0.250%	0.170%	—	0.170%	0.170%

In pit reserves (thousands of tons)	16,115	118,178	1,754,218	1,247,388	3,135,899	—	2,563,029	3,738,800
Average copper grade	0.496%	0.207%	0.142%	0.117%	0.136%	—	0.122%	0.159%

Total leachable reserves (thousands of tons)	39,112	968,159	2,419,607	1,734,286	5,161,164	—	4,588,294	5,764,065
Average copper grade	0.479%	0.145%	0.143%	0.154%	0.150%	—	0.143%	0.163%
Copper contained in ore reserves (thousand of tons) (4)	12,657	18,491	26,998	9,809	67,955	227	70,056	63,334

A60

(1)                      The Cuajone, Toquepala, Cananea and La Caridad concentrator recoveries calculated for these reserves were 85.5%, 87.1%, 81.0% and 81.5%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)                      The IMMSA Unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,596 and 488 thousand tons, respectively.

(3)                      In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2006.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.  The analysis above does not include our IMMSA Unit’s underground mines, for which the sensitivity analysis is as follows:

	Sensitivity to 20% Change in Metals Prices
	Increase 20%	Decrease 20%
Sulfide ore reserves (thousands of tons)	48,814	43,778
Average grade copper	0.47%	0.50%
Copper contained (thousands of tons)	229	219

(4)                      Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade plus (ii) the product of in-pit leachable reserves and the average copper grade.  Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

(5)                      In Cuajone mine, waste includes 681,435 thousand tons of low grade sulfur material.

The following is the average drill-hole spacing for proven and probable sulfide reserves:

	Proven	Probable
As of December 31, 2006	(average spacing in meters)
Cuajone	80.58	119.45
Toquepala	87.50	120.41
Cananea	51.96	100.94
La Caridad	40.04	105.97

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2006 calculated based on long-term price assumptions of, $0.90 for copper and $5.00 for molybdenum.

A61

	Cuajone Mine	Toquepala Mine	Cananea Mine	La Caridad Mine	Total Open-Pit Mines	IMMSA (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Molybdenum ($/lb.)	$5.00	$5.00	$4.50	$4.50	$4.50	$4.50
Cut-off grade	0.362%	0.362%	0.365%	0.240%	0.351%	—
Sulfide ore reserves (thousands of tons)	1,123,094	1,032,670	2,036,899	456,941	4,649,604	33,394
Average grade:
Copper	0.608%	0.665%	0.603%	0.404%	0.598%	0.57%
Molybdenum	0.019%	0.040%	—	0.028%	0.029%	—
Lead	—	—	—	—	—	1.09%
Zinc	—	—	—	—	—	3.52%
Leachable material (thousands of tons)	11,099	1,209,932	1,923,580	864,768	4,009,379	—
Leachable material grade	0.591%	0.242%	0.282%	0.201%	0.253%	—
Waste (thousands of tons)	2,037,263	3,434,952	2,750,348	239,863	8,462,426	—
Total material (thousands of tons)	3,171,456	5,677,554	6,710,827	1,561,572	17,121,409	—
Stripping ratio	1.82	4.50	2.29	2.42	2.68	—

Leachable material
Reserves in stock (thousands of tons)	22,997	849,981	665,389	486,898	2,025,265	—
Average copper grade	0.468%	0.137%	0.145%	0.250%	0.170%	—
In-pit reserves (thousands of tons)	11,099	1,209,932	1,923,580	864,768	4,009,379	—
Average copper grade	0.591%	0.242%	0.282%	0.201%	0.253%	—
Total Leachable reserves (thousands of tons)	34,096	2,059,913	2,588,969	1,351,666	6,034,644	—
Average copper grade	0.510%	0.199%	0.247%	0.219%	0.226%	—
Copper contained in ore reserves (thousands of tons) (2)	6,894	9,795	17,707	3,584	37,980	190

(1)                      The IMMSA Unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,175 and 364 thousand tons, respectively.

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

4.               In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

A62

Tonnage and grade reconciliation for 2006 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	29,502	0.680	28,299	0.703	1,203	(0.023)
Toquepala	20,871	0.810	20,813	0.800	58	0.010
Cananea	23,656	0.626	23,554	0.590	102	0.036
La Caridad	17,100	0.444	16,872	0.449	228	0.005

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better know the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

Item 3.  Legal Proceedings

Reference is made to the information under the caption “Litigation Matters” in Financial Statement Note 14 “Commitments and Contingencies”.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

A63

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of February 6, 2007 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	53	Chairman of the Board and Director
Oscar Gonzalez Rocha	68	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	60	Executive Vice President, Chief Operating Officer and Director
J. Eduardo Gonzalez Felix	38	Vice President Finance, Chief Financial Officer and Director
Armando Ortega Gomez	46	Vice President, Legal, General Counsel, Secretary and Director
Jose N. Chirinos Fano	65	Comptroller
Mario Vinageras Barroso	51	Vice President, Commercial
Vidal Muhech Dip	66	Vice President, Projects
Remigio Martinez Müller	63	Vice President, Explorations

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999 Chief Executive Officer from December 1999 to October 2004 and as a member of the Board of Directors since November 1999.  He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994.  Mr. Larrea has been Chairman and Chief Executive Officer of Americas Mining Corporation (mining division) since 2003.  Mr. Larrea has been Chairman of the Board and Chief Executive Officer of Grupo Ferroviario Mexicano (railroad division) since 1997.  Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the Board of Directors since 1981.  He is also a director of Grupo Financiero Banamex, (Citigroup) S.A. de C.V., Banco Nacional de Mexico, S.A., Consejo Mexicano de Hombres de Negocios, and Grupo Televisa, S.A. de C.V.

Oscar Gonzalez Rocha has served as our Chief Executive Officer since October 21, 2004 and our President since December 1999.  He has been our Director since November 1999.  Previously, he was our General Director and Chief Operating Officer from December 1999 to October 20, 2004.  He has been a Director of Grupo Mexico since 2002 and Managing Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea S.A. de C.V. from 1990 to 1999.  He was an Alternate Director of Grupo Mexico from 1988 to April 2002.

Xavier Garcia de Quevedo Topete has served as Executive Vice President and Chief Operating Officer since April 12, 2005 and as a member of our Board of Directors from November 1999 to the present.  He has been the President and Chief Executive Officer of Minera Mexico from September 2001 to date.  He was President of Grupo Ferroviario Mexicano S.A. de C.V., and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and Managing Director of Exploration and Development of Grupo Mexico from 1994 to 1997.  He has been a director of Grupo Mexico since April 2002.

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

Armando Ortega Gomez has served as a member of our Board of Directors since August 2002.  Mr. Ortega has been our General Counsel since October 23, 2003, and has served as our Vice

A64

President, Legal and Secretary since April 25, 2002.  Previously, he was our Assistant Secretary from July 25, 2001 to April 25, 2002.  He was General Counsel of Grupo Mexico since May 2001 to February 2007.  Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from January 1998 to mid-May 2001, and was a negotiator for international matters for said Ministry from 1988 to May 2001.

Jose N. Chirinos Fano has served as our Comptroller since April 2005 and as our Treasurer from April 2004 to April 2005.  He has been Director of Comptroller and Finance since December 1999.  From January 1994 until April 2005 he was our Assistant Comptroller.  Since January 2004, Mr. Chirinos has been Vice President of Finance and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.  He has held various positions in Accounting, Administration and Finance during his 40 years at our Company.

Mario Vinageras Barroso has served as our Vice President, Commercial since April 25, 2002. He has been Commercial Director of Grupo Mexico since September 1994 and Corporate Director of Sales of Grupo Mexico since June 1, 2000.

Vidal Muhech Dip has served as our Vice President, Projects since April 25, 2002.  He has been Corporate Director of Engineering and Construction of Grupo Mexico since April 1995.  Previously, he was Director of Engineering and Construction of Industrial Minera Mexico from 1985 to 1995.

Remigio Martinez Müller has served as our Vice President, Exploration since April 25, 2006.  Previously, he served as our Vice President, Exploration from April 2002 to April 2005.  During the remainder of 2005 until April 24, 2006, he served as our Director of Exploration.  He has been Corporate Director of Exploration of Grupo Mexico since 2002. From 1990 to 2001 he was Director of Exploration of Mexicana de Cobre, S.A. de C.V. Mr. Martinez has held several other managerial positions within Grupo Mexico and its predecessor, Asarco Mexicana.

A65

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2006, there were 2,348 holders of record of our Common Stock.  SCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange(“BVL”).  The SCC Common Stock symbol is PCU on the NYSE and PCU1 on the BVL.

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

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.  Dividends per share and the stock market price have been retroactively adjusted to reflect the stock split.

	2006					2005 (1)
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share	$1.3750	$1.3750	$1.0000	$1.3750	$5.1250	$0.3396	$1.1888	$0.5215	$0.8500	$2.8999

Stock market Price
NYSE:
High	$45.58	$52.93	$48.87	$58.12	$58.12	$32.10	$29.60	$27.98	$35.30	$35.30
Low	$34.65	$35.45	$41.49	$44.40	$34.65	$21.59	$20.82	$21.44	$25.10	$20.82

BVL:
High	$45.60	$53.25	$48.75	$57.90	$57.90	$32.00	$29.60	$27.99	$35.38	$35.38
Low	$34.55	$35.50	$42.45	$44.30	$34.55	$21.70	$20.88	$21.28	$25.18	$20.88

(1) Dividends per share based on the consolidated/combined results of SCC.  Actual dividends per share prior to the April 1, 2005 acquisition Minera Mexico were $1.2497 in the first quarter of 2005.

Shareholder Return Performance Presentation

Set forth is a line graph comparing the yearly change in the cumulative total returns on the Company’s Common Stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2006. The Company’s Common Stock commenced trading on the New York Stock Exchange on January 5, 1996. The chart below analyzes the total return on SCC´s Common Stock for the period commencing  December 31, 2001 and ending December 31, 2006, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the five-year period commencing  December 31, 2001 and ending December 31, 2006. In 2002, SCC´s stock provided a positive return of 22.06%, compared to a negative return of 23.37% and 20.14% for the S&P 500 and the S&P Metals and Mining Select Industry Index, respectively. In 2003, SCC´s stock increased 230.35%, compared to a positive return of 26.39% for the S&P 500 and a positive return of 75.91% for the S&P Metals and Mining Select Industry Index. In 2004, SCC´s stock return was positive 3.63% compared to a positive return of 8.99% or the S&P 500 and a positive return of 33.02% for the S&P Metals and Mining Select Industry Index. In 2005, SCC´s stock return was positive 58.27% compared to 3.00% and 21.23% for the S&P 500 and the S&P Metals and Mining Select Industry Index, respectively. In 2006, SCC´s stock provided a positive return of 75.76% compared to 13.62% for S&P 500 and 33.83% for S&P Metals and Mining Select Industry Index.

A66

Comparison of Five Year Cumulative Total Return *
SCC Stock, S&P 500 Index and S&P DIV Metals Index **

*  Total return assumes reinvestment of dividends

** The comparison assumes $100 dollars invested on December 31, 2001

The information in the foregoing stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

On January 25, 2007, a dividend of $1.70 per share was announced payable March 2, 2007 to shareholders of record as of February 13, 2007.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on our ability of the Company to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk — Liquidity and Capital Resources” and Note 11 - Financings to our Consolidated Combined Financial Statements.

The following table sets forth certain information related to the Equity Compensation Plan Information related to our Shares held as treasury stock at December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Directors’ stock award plan	N/A	N/A	132,400

A67

The following table sets forth certain information related to the Grupo Mexico´s Shares in treasury stock for the employee stock purchase plans at December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Employee stock purchase plans	N/A	N/A	139,326,973

For further information on the Company’s equity compensation plans see “Note 15 — Stockholders’ Equity” to the Company’s Consolidated Combined Financial Statements.

A68

Item 6.  Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2006, includes certain information that has been derived from our consolidated combined financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk” and the consolidated combined financial statements and notes thereto.

(In millions, except Capital Stock and Financial Data, except where noted)	Year Ended December 31,
Statement of Earnings Data	2006	2005	2004	2003	2002
Net sales	$5,460.2	$4,089.1	$3,096.7	$1,576.6	$1,388.4
Operating income	3,054.3	2,071.0	1,482.4	325.7	186.9
Minority interest	(9.3)	(12.5)	(4.7)	(4.3)	(8.9)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	(1.5)	—

Net earnings (loss)	$2,037.6	$1,400.1	$982.4	$83.5	$144.9

Per share amounts:
Earnings (loss) basic and diluted	$6.92	$4.76	$3.34	$0.28	$0.49
Dividends paid	$5.13	$2.90	$0.65	$0.16	$0.10

	As of December 31,
Balance Sheet Data	2006	2005	2004	2003	2002

Cash, cash equivalents and marketable securities	$1,302.8	$876.0	$756.0	$351.6	$175.1
Total assets	6,376.4	5,687.6	5,319.2	4,491.0	4,419.0
Total long-term debt, including current portion	1,528.1	1,172.1	1,330.3	1,671.2	1,621.2
Total liabilities	2,695.8	2,348.8	2,494.3	2,385.9	2,452.5
Total stockholders’ equity	3,666.6	$3,326.1	$2,813.6	$2,022.7	$1,881.5

	Year Ended December 31,
Statement of Cash Flows	2006	2005	2004	2003	2002

Cash provided from operating activities	$2,059.4	$1,663.5	$1,172.4	$64.8	$181.9
Depreciation, amortization and depletion	275.1	277.2	192.6	177.1	157.6
Cash(used for) investing activities	(725.3)	(435.9)	(219.5)	(59.7)	(85.2)
Capital expenditures	(455.8)	(470.6)	(228.3)	(64.9)	(85.4)
Cash (used for) provided from financing activities	(1,164.4)	(1,064.4)	(540.6)	185.6	(145.9)
Dividends paid	(1,509.1)	(853.9)	(191.4)	(45.4)	(21.5)

A69

	Year Ended December 31,
Capital Stock (1)	2006	2005	2004	2003	2002
Common shares outstanding — basic (in thousands)	294,461	294,456	294,448	294,440	294,426
Common shares outstanding — diluted (in thousands)	294,461	294,456	294,448	294,450	294,434
NYSE Price — High	$58.12	$35.30	$27.05	$24.43	$7.77
NYSE Price — Low	$34.65	$20.82	$13.27	$7.21	$5.41
Book value per share	12.45	11.30	9.56	6.87	6.39
P/E ratio	7.79	7.04	7.08	83.11	15.41

(1)                      Number or shares and values per share have been adjusted to reflect the stock split made in 2006.

	Year Ended December 31,
Financial Ratios	2006	2005	2004	2003	2002

Gross margin (2)	58.0%	53.2%	50.7%	25.8%	19.4%
Operating income margin (3)	55.9%	50.6%	47.9%	20.7%	13.5%
Net margin (4)	37.3%	34.2%	31.7%	5.3%	10.4%
Current assets to current liabilities	2.84	2.15	1.70	1.88	1.64
Net debt (5) /total Capitalization (6)	5.8%	8.2%	17.0%	39.5%	43.4%
Ratio of Earnings to Fixed charges (7)	27.2x	17.8x	12.6x	2.7x	1.5x

(2)                      Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.

(3)                      Represents operating income divided by sales as a percentage.

(4)                      Represents net earnings divided by sales as a percentage.

(5)                      Net debt is defined as total debt minus cash balance.

(6)                      Represents net debt divided by net debt plus stockholders’ equity.

(7)                      Represents earnings divided by fixed charges.  Earnings are defined as earnings before income taxes, minority interest and cumulative effect of change in accounting principle, plus fixed charges and amortization of interest capitalized, less interest capitalized.  Fixed charges are defined as the sum of interest expense and interest capitalized, plus amortized premiums, discounts and capitalized expenses related to indebtedness

A70

Item 7 and 7.A — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk relates to and should be read together with our Audited Consolidated Combined Financial Statements as of and for each of the years in the three-year period ended December 31, 2006.  Effective April 1, 2005, Southern Copper Corporation acquired substantially all of the outstanding common stock of Minera Mexico.  The acquisition was accounted for in a manner similar to a pooling of interests as it involved the reorganization of entities under common control.  Under such accounting, the financial statements of SCC and Minera Mexico are combined on a historical cost basis for all the periods presented since they were under the indirect common control of Grupo Mexico during such periods.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for us, including our Minera Mexico subsidiary, on a consolidated or combined basis for all periods.  Our combined financial results may not be indicative of the results of operations that actually would have been achieved had the acquisition of Minera Mexico taken place at the beginning of the periods presented and do not purport to be indicative of our future results.

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

A number of significant events shaped 2006 for our Company.  The explosion at the Pasta de Conchos coal mine in February led to the death of 65 of our miners and cast a pallor over the year.  We continue our efforts to recover their remains.  The future of this operation will be considered once we have completed this task.  Lengthy strikes at some of our Mexican operations reduced the year’s copper production.  These strikes have been resolved and our mining operations are now operating at normal capacity.  In the fourth quarter, after an extensive drilling program, followed by a review by an independent international mining consultant, we announced a significant increase in ore reserves at our Peruvian mines.  In response to a government appeal for support for regional improvement, made by the new President of Peru, our Company as well as the mining industry has responded positively to help with this cause.  The programs envisioned will focus initially on nutrition for young children and expectant mothers, education and health services.  Our Company has agreed to a five-year program of contributions, starting in 2007, with a contribution of $16.1 million, calculated based on our 2006 Peruvian earnings.  This amount has been deducted from the earnings of 2006.  The following four years’ contributions could increase or decrease depending on earnings and prices.  Perhaps, the most significant event(s)  for us has been the record copper and zinc prices and the continued high silver and molybdenum prices.  The copper price resurgence, which began in late 2003 has continued through 2006.  While the market price for copper has seen a decrease in late 2006 continuing into early 2007, we believe the fundamentals for copper remain strong.  In January 2007, we completed the modernization of the Ilo

A71

smelter, bringing the smelter into compliance with Peruvian environmental rules, and completing our obligations under our 1997 PAMA agreement.

We discuss below several matters that our management believes are important to understand our results of operations and financial condition.  These matters include (i) our “operating cash costs” as a measure of our performance, (ii) metals prices, (iii) our acquisition of Minera Mexico, (iv) our business segments and (v) the effects of inflation and other local currency issues.

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

Operating Cash Costs

An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (including depreciation, amortization and depletion) as presented in the statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less byproducts revenue and sales premiums, depreciation, amortization and depletion, workers’ participation and other miscellaneous charges, the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of byproducts, principally molybdenum, zinc and silver and the premium over market price that we receive on copper sales.  We account for the byproduct revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase over the last three years in the price of molybdenum, however, has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the byproduct revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature, the new Peruvian royalty and in periods prior to 2006 the portion of our mine stripping costs that we capitalized.

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2006.  We present cash costs with and without the inclusion of byproduct revenues.

	2006	2005	2004
	(dollars per pound)
Operating cash cost per pound of copper produced and purchased	$0.152	$0.030	$0.182
Operating cash cost per pound of copper produced and purchased (without byproduct revenue)	$1.276	$1.009	$0.852

A72

The increase (decrease) in the cash costs per pound of copper produced and purchased (including byproduct revenue) in 2006 and 2005 is attributable to higher byproducts prices in 2005 and higher cost of purchased material in 2006.  The credit for molybdenum sales amounted to $0.420 per pound,$0.617 per pound and $0.412 per pound, in 2006, 2005 and 2004, respectively.  The credit to the cost for zinc sales amounted to $0.374 per pound, $0.126 per pound and $0.085 per pound in 2006, 2005 and 2004, respectively.  The increase in the byproduct credit in the 2005 year is largely driven by price improvements.  In the 2006 year the increased credit for zinc was largely offset by the decrease in the molybdenum credit.  In the 2006 year, both the molybdenum sales volume and sales prices were approximately 20% lower.  The cash cost without byproduct revenue increased in 2006 and 2005 as a result of cost increases.  The increasingly higher copper prices in 2006 and 2005 increased our computation of cash cost, as we include in our calculation the cost of purchased metal.  The higher value and thus the higher cost of copper in these years increased our cash cost by $0.053 in 2005 and by a further $0.240 in 2006.  Significant strike activity at some of our Mexican properties required us to purchase larger quantities of third party copper in 2006.  Also the cost of  fuel products, electricity and other supplies increased in both 2006 and 2005.  Additionally, our operating cash costs increased in 2006 as a result of the EITF consensus, which we adopted on January 1, 2006 and is described below under “Critical Accounting Policies and Estimates-Capitalized Mine Stripping Costs”.  If we had applied this consensus in 2005 and 2004 our per pound operating cash cost would have increased by $0.023 and $0.021, respectively.

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

We are subject to market risks arising from the volatility of copper and other metals prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the estimated change in net earnings resulting from metal price changes in 2007 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.7	$17.1	$1.6	$10.5

Minera Mexico Acquisition

In April, 2005, we acquired Minera Mexico from a subsidiary of Grupo Mexico, our controlling stockholder.  At the time of the acquisition Minera Mexico was the largest mining company in Mexico and the eleventh largest copper producer in the world on a stand-alone basis.  We exchanged 67,207,640 newly-issued shares of our common stock for the outstanding shares of Minera Mexico’s direct majority stockholder, and Minera Mexico became our 99.1% owned subsidiary.  As a part of this transaction, on March 1, 2005, we paid a special transaction dividend of $100 million to all of our stockholders.  Upon completion of the merger, Grupo Mexico increased its indirect beneficial ownership of our capital stock from approximately 54.2% to approximately 75.1%.  In October 2005, in another transaction we acquired 6,386,521 shares of Minera Mexico from Grupo Mexico for $30.3 million.  This increased our holdings in Minera Mexico to 99.95%.

A73

We are now in the process of integrating two companies that had previously been affiliated but operated independently.  With this acquisition, based on the then current data, we increased our total copper reserves by over 100% and increased our annual copper production by  approximately 80%.

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

Segment information is included in our review of “Results of Operations” and also in Note 20 of our Consolidated Combined Financial Statements.

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

	Year Ended December 31,
	2006	2005	2004
Peru
Peruvian inflation rate	1.1%	1.5%	3.5%
Nuevo sol/dollar (appreciation)/devaluation rate	(6.8)%	4.5%	(5.2)%
Mexico
Mexican inflation rate	4.1%	3.3%	5.2%
Peso/dollar (appreciation)/devaluation rate	1.5%	(4.9)%	0.3%

Expansion and Modernization Program

We made capital expenditures of $455.8 million, $470.6 million and $228.3 million in 2006, 2005 and 2004, respectively, and we expect to make capital expenditures, of approximately $500.0 million in 2007.  In general, the capital expenditures and projects described below are intended to contribute to further vertical integration of our operations by increasing the capacity for production of refined metal products.

A74

The table below sets forth our capital expenditures for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions)
Projects
Ilo smelter modernization	$160.9	$234.6	$65.6
La Caridad SX/EW plant	0.9	8.1	—
Toquepala crushing, conveying system for leachable material	3.3	32.8	40.4
San Martin, Santa Bárbara, Charcas and Nueva Rosita units.	9.7	14.5	1.3
Pasta de Conchos mine	4.2	13.3	1.9
La Caridad smelter, sulfuric acid plant and refinery	13.7	10.2	4.1
Toquepala concentrator expansion	—	0.6	0.7
Cananea SX/EW plant	12.8	2.3	2.5
New copper filter at Toquepala	—	2.2	1.5
Tailings disposal — Quebrada Honda dam	2.5	—	—
New Cuajone leaching pad	2.4	—	—
PLS dams at Huanaquera	15.6	9.1	1.5
Total project expenditures	226.0	327.7	119.5

Replacement capital expenditures:
Mexico	161.2	100.3	46.8
Peru	68.6	42.6	62.0
Total replacement expenditures	229.8	142.9	108.8
Total capital expenditures	$455.8	$470.6	$228.3

Set forth below are descriptions of some of our current projects and expected capital expenditures.

Ilo Smelter Modernization:  With the completion of this project in January 2007, we have finished our commitments under the PAMA, which was executed with the Peruvian government on January 31, 1997.  With the smelter modernization project, we increased sulfur recapture over the 92% requirement established by the PAMA. The new smelter is expected to maintain production at current levels and will use advanced technology to reduce sulfur emissions, in order to achieve the main goal of the project.  The anode plant was completed and commenced its operations in January 2006. Sea water intake and two desalination plants are working since August 2006.  Three converters were upgraded and a new one was installed and are operating.  Isasmelt and converters off-gas ductwork was completed.  The new oxygen plant is in operation since October 2006 and the construction of the new acid plant was completed.  Spending on this project through December 31, 2006 was $549.4 million.  Excluding capitalized interest, we have budgeted $40.5 million for completion of this project in 2007.

Toquepala Leach Dump Project:  To improve cost containment and production efficiency, in 2003 we began a project at Toquepala to install a crushing, conveying and spreading system at the leach dumps.  The approved budget for this project is $81 million, with $78.8 million expended through December 31, 2006.  The project was 99.1% complete at December 31, 2006.  The new system has improved recovery at our leaching facilities and has eliminated costly truck haulage in the process.  The overland conveyors system is working with conveyors 1, 2, 3, 15 and partially with conveyor 16 in the production line.  The conveying reached its rated capacity of 8,500 ton/hr. in September 2006.  The construction of the ramp will continue until final completion of the project, expected in March 2007.

Cananea SX/EW Plant:  We intend to increase our Cananea unit’s production of copper cathodes by building a new SX/EW plant, (SXEW III).  The plant will produce copper cathodes of ASTM grade 1 or LME grade A.  The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system.  The project is currently underway and when completed in 2009, we expect to produce 33,000 tons per year of electrowon cathodes.

A75

Other Expenditures:

Tailings disposal at Quebrada Honda: The engineering study was completed and the capital cost was estimated. Procurement for the main equipment, with long lead-time was started.

A pre-feasibility study for the Los Chancas project, by independent consultants, is under way with completion expected in the second quarter of 2007.  A feasibility study for Tia Maria project was awarded to Bechtel and is expected in the third quarter of 2007.

The dam project at Huanaquera is for the construction of a PLS collection dam for the Toquepala leaching facility.  At year-end 2006 this project has reached approximately 84.5% progress.  The budget for this project including acid addition is $38.1 million, $26.1 million of which was expended as of December 31, 2006.

Potential Projects:  We have a number of projects that we may develop in the future.  We evaluate new projects on the basis of our long-term corporate objectives, expected return, environmental needs, required investment and estimated production, among other considerations.  We have defined three “generations” of capital projects as follows:

First generation: Projects that we are planning.
This generation includes four projects (1) the Cananea III SX/EW plant; (2) an expansion of the Cananea concentrator; (3) a new molybdenum circuit at Cananea and (4) an SX/EW facility at Tia Maria.

Second generation: Possible projects requiring further study.

This generation includes projects which represent significant Brownfield expansions and are intended to increase our production.  The Company’s Board will be evaluating the investment in these projects in line with their expected returns, the metal market price performance and the operating and capital costs.  Projects in this generation include an expansion of the Cuajone concentrator and a conveyor system for Cuajone leaching, a Toquepala concentrator expansion, expansion of productive capacity at the Ilo smelter and refinery and a new Cananea concentrator.

Third generation: Projects that are attractive but will require significant additional evaluation.

This generation includes two Greenfield projects: El Arco and Los Chancas exploration properties.  We believe that these two properties could add 360,000 tons of annual copper production, in concentrate and SX/EW copper.

In December 2005 we announced our plans for a 450 Megawatt power generation plant in Mexico to supply our own facilities.  We anticipate that the project will be built and managed by an independent power company and our obligation will be the supply of coal and an agreement to use the power output.  We expect this plant will give us the ability to better control the cost of our energy requirements, which is a major element of our operating costs.  The project is expected to be finished in 2011, it is expected to create nearly 600 permanent jobs, 3,000 jobs during the construction stage and will exceed Mexican and international environmental standards.

The above information about potential projects are estimates only.  We cannot make any assurance that we will undertake any of these projects or that the information noted is accurate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated combined financial statements, which have been prepared in accordance with U.S. GAAP.  Preparation of these consolidated combined financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the

A76

financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves; revenue recognition; estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred assets, fair value of financial instruments and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Ore Reserves:  For purposes of our long-term planning, we use metal price assumptions of $0.90 per pound for copper and $5.00 per pound for molybdenum.  These prices are intended to approximate average prices over the long term.  Ore reserves based on these prices are the basis for our internal planning, including the preparation of the mine plans for our mines.  Our management uses these price assumptions, as it believes these prices reflect the full price cycle of the metals market.

However, pursuant to SEC guidance, the reserves information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated.  We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.020 per pound for copper and $24.315 per pound for molybdenum, both current average prices as of December 31, 2006.  The current average per pound prices for copper and molybdenum were $1.261 and $17.817, respectively, as of December 31, 2005 and $0.939 and $8.425, respectively, as of December 31, 2004.

Certain financial information is based on reserve estimates calculated on the basis of current average prices.  This includes amortization of mine development and intangible assets, and for years prior to 2006 the amount of mine stripping that was capitalized and units of production amortization of capitalized mine stripping.  For our Peruvian mines, commencing in 2003, and for our Mexican operations commencing in 2005 we have used reserve estimates based on current average metals prices as of the most recent year then ended to determine these items.  In the case of prior periods we have used reserves estimates based on a price assumption of $0.90 per pound of copper and $4.50 per pound of molybdenum.

Leachable material:  At one of our Mexican mines, we capitalize the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in leach dumps.  The amortization of the capitalized cost is determined based on the depletion period of the leach dumps, which is estimated to be five years.

If we were to have expensed all capitalized leaching costs associated with this mining operation as incurred, net operating cost would have increased by $19.3 million, $68.0 million and $31.2 million for the years 2006, 2005 and 2004.

Capitalized Mine Stripping Costs:  In carrying out our mining operations, we are required to remove waste material to access mineral deposits.  Because the concentration of mineral deposits is not evenly distributed throughout the ore body, there are periods during the life of the mine in which we mine more waste as compared to ore produced, and periods during which we mine less waste as compared to ore produced.  These mining costs are commonly referred to as “stripping” costs.

A77

Using our ore reserve calculations, our mine engineers have calculated a life-of-mine stripping ratio.  In years prior to 2006, when current mine stripping was in excess of the life-of-mine stripping ratio a portion of our mine production cost was capitalized.  Conversely, in periods when the actual ratio was less than the life-of-mine stripping ratio, we reduced the capitalized mine stripping.

In 2005, the Emerging Issues Task Force of the FASB reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.  This consensus was ratified by the FASB and became effective for us in 2006.  On January 1, 2006, we adopted this consensus and recorded a charge to retained earnings of $166.6 million.  If we were to have charged all stripping cost to inventory produced in the years 2005 and 2004, our net operating cost would have (decreased) increased by $(25.2) million and $24.5 million, respectively.

Asset Retirement Obligation:  Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment.  Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  These estimates are based in part on our inflation and credit rate assumptions.  Actual costs incurred in future periods could differ from amounts estimated.  Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us.  Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.

We further discuss Asset Retirement Obligation in Note 10 to our consolidated combined financial statements included herein.

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

Deferred Taxes: In preparing our consolidated combined financial statements, we recognize income taxes in each of the jurisdictions in which we operate.  For each jurisdiction, we estimate the actual amount of currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in rate is recognized in income in the period that the change is enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.  In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction.  If we determine that we will not

A78

realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense.  Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using a long-term average copper price of $2.00 per pound of copper and an average molybdenum price of $12.00 per pound, along with near-term price forecast, for 2007 through 2009, reflective of the current price environment, for our impairment tests. We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Should estimates of future copper and molybdenum prices decrease significantly, impairments could result.

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2006, 2005 and 2004:

	Year Ended December 31,
Provisionally Priced Sales	2006	2005	2004
Copper
Millions of pounds	169.9	163.7	179.7
Priced at (per pound)	$2.87	$2.04	$1.46
Molybdenum
Millions of pounds	7.3	6.1	6.3
Priced at (per pound)	$24.50	$25.00	$32.38

Provisional sales adjustments included in accounts receivable and net sales were as follows at December 31, 2006, 2005 and 2004:

	Year Ended December 31,
Provisional Sales Adjustments	2006	2005	2004
	(dollars in millions)
Copper	$(47.3)	$7.9	$15.9
Molybdenum	(11.5)	(39.2)	69.2
Total	$(58.8)	$(31.3)	$85.1

During the month of January  2007, the market price of copper decreased. And the molybdenum market price had a slight increase. The effect of these changes on 2006 sales settling in January 2007 was a reduction of $26.1 million in sales. Additionally, forward prices for copper as of January 31, 2007 also decreased, the effect of this decrease on 2006 open sales settling after January 2007 would be a further reduction of $22.1 million in sales.

Results of Operations

The following table highlights key combined financial and operating results for each of the years in the three-year period ended December 31, 2006.

A79

	Year Ended December 31,
Statement of Earnings Data	2006	2005	2004
	(dollars in millions)
Net sales	$5,460.2	$4,089.1	$3,096.7
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,019.8)	(1,635.4)	(1,334.3)
Selling, general and administrative	(88.3)	(81.1)	(71.8)
Depreciation, amortization and depletion	(275.1)	(277.2)	(192.6)
Exploration	(22.7)	(24.4)	(15.6)

Operating income	3,054.3	2,071.0	1,482.4
Interest expense	(113.4)	(108.9)	(106.5)
Interest capitalized	27.9	22.5	10.7
Interest income	50.2	30.8	8.3
Loss on debt prepayments	(1.1)	(10.6)	(16.5)
(Loss) gain on derivative instruments	(11.6)	1.1	(1.4)
Gain on disposal of properties	1.9	2.1	53.5
Other income (expense)	(2.2)	(5.7)	(9.7)
Income taxes	(959.1)	(589.7)	(433.7)
Minority interest	(9.3)	(12.5)	(4.7)
Net earnings	$2,037.6	$1,400.1	$982.4

The table below outlines the average published market metals prices (rounded to the nearest cent) for our metals for each of the years ended December 31, 2006, 2005 and 2004:

Average Market Metals Prices

	Year Ended December 31,			% Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Copper price ($ per pound - LME)	$3.05	$1.67	$1.30	82.6%	28.5%
Copper price ($ per pound - COMEX)	$3.09	$1.68	$1.29	83.9%	30.2%
Molybdenum price ($ per pound)(1)	$24.38	$31.05	$15.95	(21.5)%	94.7%
Zinc price ($ per pound - LME)	$1.49	$0.63	$0.48	136.5%	31.3%
Silver price ($ per ounce - COMEX)	$11.54	$7.32	$6.68	57.7%	9.6%

(1) Platt’s Metals Week Dealer Oxide.

Segment Sales Information

The following table presents the volume of sales by segment of copper and our significant byproducts, for each of the years in the three year period ended December 31, 2006:

Copper sales (million pounds)	Year Ended December 31,
	2006	2005	2004
Peruvian operations	860.9	825.3	864.4
Mexican open-pit	594.8	768.8	680.6
Mexican IMMSA unit	36.4	93.1	53.9
Intersegment elimination	(105.9)	(147.2)	(34.4)
Total copper sales	1,386.2	1,540.0	1,564.5

A80

Byproduct sales (million pounds, except silver - million ounces)	Year Ended December 31,
	2006	2005	2004
Peruvian operations:
Molybdenum contained in concentrate	20.6	23.4	23.5
Zinc-refined and in concentrate (1)	49.6	—	—
Silver	5.6	4.2	4.6

Mexican open-pit operations:
Molybdenum contained in concentrate	5.0	8.8	8.1
Zinc-refined and in concentrate (1)	15.5	108.9	101.1
Silver	4.5	7.2	7.5

IMMSA unit
Zinc-refined and in concentrate	273.1	288.7	269.1
Silver	12.0	11.5	12.6

Intersegment elimination
Zinc	(57.1)	(103.4)	(103.6)
Silver	(2.3)	(3.1)	(4.5)

Total byproduct sales
Molybdenum contained in concentrate	25.6	32.2	31.6
Zinc-refined and in concentrate	281.1	294.2	266.6
Silver	19.8	19.8	20.2

(1) In 2006, the Peruvian operations purchased zinc products from IMMSA and the Mexican open-pit operations for resale to its customers, there were no zinc purchases in 2005 or 2004.

Results of operations for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Net sales

Our sales in 2006 were $5,460.2 million, compared with $4,089.1 million in 2005, an increase of $1,371.1 million or 33.5%.  The increase was attributable to significant increases in metal prices in 2006, particularly for copper, which rose approximately 83%, zinc and silver, which rose 136.5% and 57.7%, respectively.  As a result of a change in our accounting presentation, net sales includes losses on copper derivatives of $276.1 million and $23.5 million in 2006 and 2005, respectively, and $0.2 million on zinc derivatives in 2006.

Sales volumes for copper declined by 153.8 million pounds in 2006 a decrease of 10% compared with 2005.  This decrease in copper sales volume, as well as a decrease in the volume of zinc and molybdenum sold reduced, somewhat, the sales price increase.

The table below presents information regarding the volume of our copper sales products.

	Year Ended December 31,
Copper sales (million pounds)	2006	2005
Refined	835.0	817.3
Blister	43.9	110.3
Anode	29.9	—
Concentrates	56.0	14.2
SX/EW	210.9	267.4
Rod	210.5	330.8
Total	1,386.2	1,540.0

Mine copper production was 1,335.2 million pounds in 2006, a decrease of 12.2% from 2005.  This decrease of 185.8 million pounds included a decrease of 190.5 million pounds from the Mexican open pit operations, 4.9 million pounds in the Mexican underground

A81

mines and an increase of 9.6 million pounds from the Peruvian mines. The decrease of 190.5 million pounds in the Mexican open pit mines was principally the result of the 125 day strike at La Caridad mine and 47 days of strike at the Cananea mine.  The decrease of 4.9 million pounds in the Mexican underground mines was due to lower ore grades.  The increase of 9.6 million pounds in production from the Peruvian mines was principally due to higher ore grade and recovery in the Cuajone mine.

Molybdenum production decreased 19.9% from 32.6 million pounds in 2005 to 26.1 million pounds in 2006.  This decrease in production includes 3.7 million pounds from La Caridad  due to the strike activity and 2.8 million pounds from our Peruvian operations mainly due to lower ore grade and recovery at the Cuajone mine.

Mine zinc production amounted to 301.1 million pounds in 2006, a decrease of 15.5 million pounds or 4.9% from 2005.  This decrease was the result of lower production at three of IMMSA’s zinc mines.  Lower ore grades at Charcas and Santa Barbara and reduced throughput at San Martin were the prime reasons for the lower production.  Production increases at two of the other IMMSA mines, Taxco and Santa Eulalia, somewhat reduced the production losses.  The decrease in throughput at San Martin was caused by a 77-day strike in the first half of 2006.  The increases in throughput at Taxco and Santa Eulalia were caused by increased operating days at Taxco, 15 days were lost due to strike in 2005 and the increase at Santa Eulalia was caused as production ramped up after a prolonged shutdown.  Santa Eulalia restarted operations at the end of 2004 after a three-year shutdown.

A fire at the San Luis Potosi zinc refinery in the first quarter of 2006, reduced refined zinc production in 2006, we were, however, able to sell zinc concentrates on favorable terms until the refinery was fully operational, which occurred by the end of the third quarter of 2006.

Copper made up 76.0% of net sales in 2006 compared with 66.4% in 2005.  Sales of byproducts in 2006 totaled $1,313.1 million compared with $1,373.6 million in 2005, a decrease of 4.4%.  The decrease is principally attributable to the decrease in the volume and sales prices for molybdenum.  The decrease in molybdenum was to a great extent reduced by the improved prices for zinc and silver, which increased by 136.5% and 57.7%, respectively.  The table below provides the sales of our byproducts as a percentage of our total net sales.

	Year Ended December 31,
Byproduct Sales as a Percentage of Total Net Sales	2006	2005
Molybdenum	10.5%	22.7%
Zinc	7.1%	4.9
Silver	4.1%	3.6
Other byproducts	2.3%	2.4
Total	24.0%	33.6%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2006 was $2,019.8 million, compared with $1,635.4 million in 2005, an increase of $384.4 million, or 23.5%.  The principal element of the cost of sales increase is the higher value of copper purchased in 2006 which increased our cost of sales by $280.6 million over 2005.  Cost of sales in 2006 also had an increase of $23.9 million in Peruvian mining royalties and an increase of $52.4 million in workers’ participation.  In addition, cost of sales also increased in 2006 due to the requirement of EITF 04-6 which prohibits the capitalization of mine stripping costs at our operating mines. As such, this cost is now included in cost of sales.  The practice of capitalizing mine stripping cost in 2005 reduced cost of sales by approximately $35.0 million.

A82

Selling, general and administrative

Our selling, general and administrative expense in 2006 was $88.3 million, compared with $81.1 million in 2005, an increase of $7.2 million, $5.2 million of which was in our Mexican operations.  The Mexican increase is principally due to higher labor costs of $4.4 million and higher professional fees of $1.7 million.

Depreciation, amortization and depletion

Our depreciation, amortization and depletion expense in 2006 was $275.1 million, compared with $277.2 million in 2005, a decrease of $2.1 million.  The decrease was due to the change in accounting for mine stripping cost.  Depreciation, amortization and depletion in 2005, included amortization of $67.6 million of capitalized mine stripping.  A 2006 increase in depreciation related to replacement capital expenditures reduced the impact of the accounting change.

Exploration

Exploration expense in 2006 was $22.7 million, compared with $24.4 million in 2005, a decrease of $1.7 million.  The decrease was principally as a result of $2.3 million of lower drilling costs in our Mexican operations, mainly at La Caridad due to strikes, $1.2 million of higher investment at Coimolache and Tantahuatay projects net of a decrease of $0.7 million in drilling cost at the Tia Maria project in Peru.

Interest expense

Interest expense in 2006 was $113.4 million compared with $108.9 million in 2005, an increase of $4.5 million.  Our currently paid interest expense increased in 2006 principally as a result of an increase in our debt outstanding.  However, included in 2005 there was $15.0 million for the write-off of previously capitalized debt issuance cost for financings prepaid in such years.  With respect to our financing programs reference is made to “Liquidity and Capital Resources” for a further discussion of this matter.

Capitalized interest

Capitalized interest in 2006 was $27.9 million, compared with $22.5 million in 2005, an increase of $5.4 million.  This increase is largely due to the Ilo smelter modernization project, on which we capitalized $16.4 million.

Interest income

Interest income in 2006 was $50.2 million, compared with $30.8 million in 2005, an increase of $19.4 million.  Our interest income increased principally as a result of higher interest rates on short term securities and significantly higher invested balances.

Loss on debt prepayments

Loss on debt prepayments in 2006 was $1.1 million, compared with $10.6 million in 2005, a decrease of $9.5 million.  In 2006 and 2005 we paid a premium of $1.1 million and $8.6 million, respectively in the Yankee bonds repurchase.  In addition in 2005 we paid a penalty of $2.0 million for the prepayment of $199 million of Peruvian bonds.

(Loss)Gain on derivative instruments

Loss on derivatives instruments in 2006 was $11.6 million, compared with a gain of $1.1 million in 2005. Gain or losses on copper and other metal derivatives are included in the net sales line and gain or losses on gas derivatives are included in the cost of sales line of the consolidated combined statement of earnings. The loss of $11.6 million in 2006 is a fair value adjustment made on investments made by the Company in 2006

A83

Gain on disposal of property

Gain on disposal of property in 2006 was $1.9 million, compared with $2.1 million in 2005.  These amounts include gain from the sale of non-core property of our Mexican operation.

Other income (expense)

Other expense in 2006 was $2.2 million, compared with an expense of $5.7 million in 2005, a decrease of $3.5 million.  The major component of other expenses in 2006 is a provision of $16.1 million for our contribution to the Peruvian regional development fund, this program, requested by the new president of Peru, will be used for nutritional, health, education and other social benefits in our areas of activities. This amount is reduced by gains from insurance recoveries of $11.2 million principally from a partial payment for a fire at our zinc refinery in Mexico, at the beginning of 2006, $3.2 million due to a Mexican tax benefit on gas imports, $2.4 million for a prior year tax adjustment and other miscellaneous income in our Mexican operations of $3.3 million.

Income taxes

Income taxes in 2006 were $959.1 million, compared with $589.7 million in 2005, an increase of $369.4 million and include $940.3 million and $576.3 million of Peruvian and Mexican income taxes, $18.8 million and $13.4 million for US Federal and state taxes for 2006 and 2005, respectively.  US income taxes are primarily attributable to investment income as well as limitations on use of the alternative minimum tax.

The increase of $369.4 million or 62.6% was primarily due to $1,003.7 million of higher pretax income.  The effective tax rate for 2006 was 31.9%, compared with 29.4% in 2005.  Included in the 2005 tax provision is a refund of $43.4 million received by Minera Mexico for asset-based taxes (minimum income tax) paid in prior years.  Without the benefit of this credit the Company’s effective tax rate for the 2005 year would have been 31.6%.

Minority interest

Minority interest in 2006 was $9.3 million compared with $12.5 million in 2005, a decrease of $3.2 million or 25.6%.  This decrease is result of the acquisition in the fourth quarter of 2005 of a minority holding of shares in our Minera Mexico subsidiary.

Net earnings

Our net earnings in 2006 were $2,037.6 million, compared with $1,400.1 million in 2005, an increase of $637.5 million or 45.5%.  Net earnings increased as a result of the factors described above.

Segment Operating Income Information — 2006 vs.2005:

Peruvian open-pit operations

			Change
	2006	2005	Value	%
Net sales	$3,215.4	$2,167.7	$1,047.7	48.3%
Operating costs and expenses	(1,383.4)	(879.4)	(504.0)	57.3%
Operating income	$1,832.0	$1,288.3	$543.7	42.2%

Net sales at our Peruvian operations in 2006 were $3,215.4 million, compared with $2,167.7  million in 2005, an increase of $1,047.7 million.  This increase was principally due to significant increases in the price of copper and silver.  Copper sales volume increased by 35.5 million pounds in 2006 in part as a result of the

A84

purchase and resale of copper acquired from our Mexican operations. Net sales in 2006 and 2005 include losses on copper derivatives of $162.3 million and $12.2 million, respectively.

Operating costs and expenses at our Peruvian operations in 2006 were $1,383.4 million, compared with $879.4 in 2005, an increase of $504.0 million principally due to higher cost of sales.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) of $491.4 million was principally the result of the higher cost of metals purchased from our Mexican operations of $397.5 million.  In addition, cost of sales increased in 2006 due to the adoption of the new accounting rule for mine stripping costs. This practice reduced cost of sales by approximately $35.0 million in 2005, in 2006 such costs are charged to the cost of production.

Our cost for workers’ participation increased $53.4 million in 2006.  This cost is calculated based on 8% of our Peruvian operations pre-tax earnings and increased as our profits increase.  A Peruvian royalty provision which was instituted in June 2004 added $26.9 million to our cost in 2006.

Operating income in 2006 was $1,832.0 million, compared with $1,288.3 million in 2005, an increase of $543.7 million.  The operating income increased as a result of the factors described above.

Mexican open-pit operations.

			Change
	2006	2005	Value	%
Net sales	$1,987.1	$1,758.3	$228.8	13.0%
Operating costs and expenses	(1,067.3)	(1,054.2)	(13.1)	1.2%
Operating income	$919.8	$704.1	$215.7	30.6%

Net sales from our Mexican open-pit operations in 2006 were $1,987.1 million, compared with $1,758.3 million in 2005, an increase of $228.8 million or 13.0%.  The increase in net sales was principally a result of significant increases in the price of copper and silver partially reduced by a decrease in sales volume as a consequence of the strike activity at La Caridad and Cananea mines.  Net sales in 2006 and 2005 include losses on copper derivatives of $113.9 million and $11.3 million, respectively.

Operating cost and expenses at our Mexican open-pit operations in 2006 was $1,067.3 million compared with $1,054.2 million in 2005, an increase of $13.1 million or 1.2%.  This increase was principally the result of higher cost of sales net of lower depreciation, amortization and depletion.  The increase in cost of sales (exclusive of depreciation, amortization and depletion)of $31.2 million was principally the result of higher purchased metal from third parties with a cost of $73.8 million partially offset by a decrease of $31.8 million in workers participation and lower sales expenses of $15.3 million.   Our cost for workers’ participation includes an adjustment of $36.3 million in 2005.  This cost is calculated based on 10% of pretax earnings and increases as our profits increase. The decrease in depreciation, amortization and depletion of $16.5 million in 2006 was principally due to the amortization of capitalized mine stripping in 2005.

Operating income in 2006 was $919.8 million, compared with $704.1 million in 2005, an increase of $215.7 million or 30.6%.  The operating income increased as a result of the factors described above.

IMMSA unit.

			Change
	2006	2005	Value	%
Net sales	$702.5	$448.7	$253.8	56.6%
Operating costs and expenses	(405.2)	(381.9)	(23.3)	6.1%
Operating income	$297.3	$66.8	$230.5	345.1%

A85

Net sales at our IMMSA unit in 2006 were $702.5 million, compared with $448.7 million in 2005, an increase of $253.8 million or 56.6%.  The increase was due to higher sales prices in 2006 for copper, zinc and silver.  In addition, an increase in sales volume of copper added to the 2006 sales increase which was reduced by lower zinc and silver sales volumes. Net sales in 2006 include a loss on zinc derivatives of $0.2 million.

Operating costs and expenses at our IMMSA unit were $405.2 million in 2006, compared with $381.9 million in 2005, an increase of $23.3 million or 6.1%.  This increase was principally the result of increased cost of sales, administrative expenses and depreciation, amortization and depletion.  In 2006, cost of sales (exclusive of depreciation, amortization and depletion) increased $15.1 million, principally as a result of higher purchased metals from third parties and higher workers participation.

Operating income in 2006 was $297.3 million, compared with $66.8 million in 2005, an increase of $230.5 million or 345.1%.  The operating income increased as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 to the financial statements.

Results of operations for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Net sales

Our sales in 2005 were $4,089.1 million, compared with $3,096.7 million in 2004, an increase of $992.4 million or 32.0%  The increase was attributable to significant increases in metal prices in 2005, particularly for copper, which rose approximately 30%, and molybdenum, which rose 94.7%.  Net sales in 2005 includes a loss on copper derivatives of $23.5 million.  Sales volumes for copper declined by 24.5 million pounds in 2005 a decrease of 1.6% compared with 2004.  This decrease in copper sales volume, as well as a decrease in the volume of silver sold, was to a large part offset by increases in the volume of molybdenum and zinc sales.

The table below presents information regarding the volume of our copper sales products.

	Year Ended December 31,
Copper sales (million pounds)	2005	2004
Refined	817.3	803.8
Blister	110.3	81.4
Concentrates	14.2	107.5
SX/EW	267.4	239.1
Rod	330.8	332.7
Total	1,540.0	1,564.5

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

A86

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

Copper made up 66.4% of net sales in 2005 compared with 68.1% in 2004.  Sales of byproducts in 2005 totaled $1,373.6 million compared with $987.8 million in 2004, an increase of 39.1%.  The increase is principally attributable to significantly increased sales of molybdenum, resulting from the 94.7% increase in the average market price for molybdenum in 2005 compared with 2004.  In addition to increased metal prices, increased mine production was also a factor in increasing our byproduct sales in 2005, molybdenum production for 2005 was 32.6 million pounds compared with 31.7 million pounds in 2004, an increase of 3%.  The table below provides the sales of our byproducts as a percentage of our total net sales.

	Year Ended December 31,
Byproduct Sales as a Percentage of Total Net Sales	2005	2004
Molybdenum	22.7%	20.9%
Zinc	4.9	5.4
Silver	3.6	5.1
Other byproducts	2.4	0.5
Total	33.6%	31.9%

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

A87

the supply deficit to be resolved by mid-2007, we continue to monitor the supply situation for this vital commodity and expect to satisfy our needs through prudent consumption practices and the development of alternative supply sources, if necessary.

We expect that cost of sales will increase in 2006 and the near future years as a result of our adoption, on January 1, 2006, of the EITF’s, consensus related to mine stripping costs.  See Critical Accounting and Estimates — Capitalized Mine Stripping and Leachable Material.

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

Gain on derivative instruments

Gain on derivative instruments in 2005 was $1.1 million, due to a gain on interest rate swaps. Gain or losses on copper derivatives are included in the net sales line of the earnings statement. In 2004, we recorded a loss of $1.4 million on interest rate derivates.

A88

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

Gain on disposal of property

Gain on disposal of property in 2005 was $2.1 million, compared with $53.5 million in 2004.  These amounts include gain from the sale of non-core property of our Mexican operation.

Other expense

Other expense in 2005 was $5.7 million, compared with $9.7 million in 2004 a decrease of $4.0 million.  Included in other expense are fees and other costs incurred in conjunction with the acquisition of Minera Mexico and were $3.3 million and $5.8 million in 2005 and 2004, respectively.

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

Net earnings

Our net earnings in 2005 were $1,400.1 million, compared with $982.4 million in 2004, an increase of $417.8 million or 42.5%.  Net earnings increased as a result of the factors described above.

Segment Operating Income Information — 2005 vs. 2004:

Peruvian open-pit operations

			Change
	2005	2004	Value	%
Net sales	$2,167.7	$1,715.9	$451.8	26.3%
Operating costs and expenses	(879.4)	(788.8)	(90.6)	11.5%
Operating income	$1,288.3	$927.1	$361.2	39.0%

Net sales at our Peruvian operations in 2005 were $2,167.7 million, compared with

A89

$1,715.9 million in 2004, an increase of $451.8 million.  This increase was principally due to significant increases in the price of copper and molybdenum.  Copper sales volume decreased by 39.0 million pounds in 2005 principally as a result of lower production at Toquepala and Cuajone due to lower ore grade and a decrease in SX/EW production due to lower PLS grades. Net sales in 2005 also includes a loss on copper swaps of $12.2 million.

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

Mexican open-pit operations.

			Change
	2005	2004	Value	%
Net sales	$1,758.3	$1,189.7	$568.6	47.8%
Operating costs and expenses	(1,054.2)	(665.9)	(388.3)	58.3%
Operating income	$704.1	$523.8	$180.3	34.4%

Net sales from our Mexican open-pit operations in 2005 were $1,758.3 million, compared with $1,189.7 million in 2004, an increase of $568.6 million or 48.7%.  The increase in net sales was principally a result of significant increases in the price of copper and molybdenum and increased sales volume. Net sales in 2005 also includes a loss on copper swaps of $11.3 million.

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

Operating income in 2005 was $704.1 million, compared with $523.8 million in 2004, an increase of $180.3 million or 34.4%.  The operating income increased as a result of the factors described above.

A90

IMMSA unit.

			Change
	2005	2004	Value	%
Net sales	$448.7	$317.1	$131.6	41.5%
Operating costs and expenses	(381.9)	(272.9)	(109.0)	39.9%
Operating income	$66.8	$44.2	$22.6	51.1%

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

Operating costs and expenses at our IMMSA unit were $381.9 million in 2005, compared with $272.9 million in 2004, an increase of $109.0 million or 39.9%.  This increase was principally the result of increased sales volumes for copper and zinc, the higher cost of fuel and purchased electric power, higher volume of metal purchased from third parties and an increase in the cost of contractor services.  In 2005, cost of sales (exclusive of depreciation, amortization and depletion) increased $99.7 million, principally as a result of higher production and sales volumes for copper and zinc, which included an increase of $64.6 million for purchased metals from third parties.  Our fuel and purchased electric power costs, a key component of our costs, were higher by $10.9 million in 2005.  In addition, the cost of contractor services, principally for our coal operations, increased by $13.0 million in 2005.

Operating income in 2005 was $66.8 million, compared with $44.2 million in 2004, an increase of $22.6 million or 51.1%.  The operating income increased as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 to the financial statements.

Liquidity and Capital Resources

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2006.

Liquidity

(in millions)	Year Ended December 31,
	2006	2005	2004
Net cash provided from operating activities	$2,059.4	$1,663.5	$1,172.4
Net cash used for investing activities	(725.3)	(435.9)	(219.5)
Net cash (used for) provided from financing activities	(1,164.4)	(1,064.4)	(540.6)

Cash Flows from Operating Activities

Net cash provided from operating activities was $2,059.4 million, $1,663.5 million and $1,172.4 million in 2006, 2005 and 2004, respectively.  The increases in 2006 and 2005 were for the most part the result of higher net earnings in both years, which were the result of improved sales prices for our copper, zinc and silver in each of the years. Molybdenum sales have contributed significantly to our cash flow, however, the sales

A91

price of molybdenum in 2006 has decreased somewhat from the 2005 sales price.

In 2006, our earnings were $2,037.6 million, approximately 98.9% of the net operating cash flow.  Significant items deducted from, or added to, our earnings to arrive to operating cash flow included, depreciation, amortization and depletion of $275.1 million and $11.6 million of unrealized loss on derivative instruments which positively increased operating cash flow and capitalized leachable material of $65.9 million which lowered  our cash flow.  Additionally, an increase in working capital reduced operating cash flow by $178.5 million. The working capital increase was the result of an increase of $217.9 million of receivables as a result of higher copper prices, this increase was reduced by a buildup of $96.7 million of accounts payable and accrued liabilities, a key component of which was the increase of $104.3 million in the unpaid provision for workers’ participation, which is expected to be paid in the first quarter of 2007. Other increases in working capital amounted $57.2 million.

In 2005, our earnings were $1,400.1 million, approximately 84.2% of the net operating cash flow.  Significant items deducted from, or added to, our earnings to arrive to operating cash flow included, depreciation, amortization and depletion of $277.2 million, which positively increased operating cash flow; and capitalized mine stripping and leachable material of $38.9 million and $77.5 million, respectively, and a deferred tax benefit of $42.3 million, which reduced operating cash flow.  Additionally, changes in working capital balances added $110.5 million to our net cash from operating activities.

In 2004, our earnings were $982.4 million, approximately 83.8% of the net operating cash flow.  Significant items deducted from, or added to, our earnings to arrive to operating cash flow included, depreciation, amortization and depletion of $192.6 million and a deferred tax provision of $54.4 million, which positively increased our operating cash flow; and capitalized mine stripping and leachable material of $41.6 million and $50.2 million, respectively,  which decreased our operating cash flow.  In addition, $53.5 million a gain from the sale of non-core Mexican properties is deducted from earning to arrive at operating cash flow, the contribution of these funds is included in investing cash flows.  Changes in working capital assets and liabilities increased net operating cash flow by $69.2 million.  Some of these working capital accounts included some rather large changes in 2004, the growth of accounts receivable reduced operating cash flow by $261.3 million, which was the result of the improvement in metal prices from the beginning of 2004 to the end. LME and COMEX copper prices increased by 49 cents and 48 cents during 2004, respectively, in addition the price for molybdenum increased by $10.80 per pound during 2004.  Improving operating cash flow was the build up of payables and accruals during 2004, largely as a result of increased worker participation and income tax provisions driven by higher earnings, payment of which carries over into the next year.

Cash Flows from Investing Activities

Net cash used for investing activities was $725.3 million in 2006 compared to $435.9 million in 2005.  We made capital expenditures of $455.8 million in 2006, including $160.9 million for the Ilo smelter modernization project, $15.6 million for the Toquepala leach dump project and $279.3 million principally for equipment replacements and upgrades, of which $202.5 million was for our Mexican operations.  In addition, the Company had a net increase in marketable securities of $280.0 million.

Net cash used for investing activities was $435.9 million in 2005 compared to $219.5 million in 2004.  We made capital expenditures in an aggregate amount of $470.6 million in 2005, including $234.6 million for the Ilo smelter modernization project, $32.8 million for the Toquepala crushing, conveyor system for leachable material, $9.1 million for the Toquepala leach dump project and $194.1 million principally for equipment replacements and upgrades, of which $148.7 million was for our Mexican operations.  Cash flow provided by investing activities in 2005 was from the net sale of marketable securities of $45.3 million.

A92

Net cash used for investing activities was $219.5 million in 2004.  We made capital expenditures of $228.3 million in 2004, including $65.6 million for the Ilo smelter modernization project, $40.4 million for the Toquepala leach dump project and $122.2 million for equipment replacements and upgrades.  During 2004, we purchased marketable securities for $69.4 million.  Cash flow provided by investing activities in 2004 was primarily due to the sale of marketable securities of $24.1 million, and proceeds from the sale of non-core properties, principally in Mexico, for $60 million.

Cash Flows from Financing Activities

For the year ended December 31, 2006, cash used for financing activities amounted to $1,164.4 million, mainly as a result of a distribution of $1,509.1 million to our shareholders and $8.3 million to our remaining minority interest investors. It was partially offset by $356.0 million of net debt incurred.

For the year ended December 31, 2005, cash used for financing activities amounted to $1,064.4 million.  New financings undertaken in 2005 resulted not only in improved terms for our debt but also reduced our debt burden by $158.2 million.  In addition, we distributed $853.9 million to our shareholders in 2005 and $5.3 million to our remaining minority interest investors.  In October 2005, we purchased an additional 6.4 million shares of Minera Mexico, representing 0.8133% of the outstanding shares, for $30.3 million.

For the year ended December 31, 2004, cash used for financing activities amounted to $540.6 million mainly as a result of a net debt repayment of $340.9 million and dividends paid of $191.4 million.

Other Liquidity Considerations

On January 25, 2007, the Board of Directors approved a dividend of $1.70 per share, totaling $500.6 million, to be paid on March 2, 2007 to shareholders of record as of February 13,2007.

On December 28, 2006, our Peruvian branch signed a contract with the Peruvian government that commits our Company to make annual (five-year) contributions for the regional development of Peru.  This has been in response to an appeal by the new president of Peru to the mining industry.  Our Company as well as the mining industry has responded positively to help with this cause.  The programs envisioned will focus initially on nutrition for young children and expectant mothers, education and health services.  Our Company has a program of contributions, starting in 2007, with a contribution of about $16 million, calculated based on 2006 Peruvian earnings.  This non-tax deductible amount has been taken from our 2006 earnings.  The following four years’ contributions could increase or decrease depending on earnings and copper prices.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced at our Toquepala and Cuajone mines.  We made a provision of $67.2 million, $40.3 million and $17.6 million in 2006, 2005 and 2004 respectively, for this charge, which went into effect as of June 25, 2004.  During 2006 and 2005 we made payments of $67.1 million and $47.4 million, respectively, related to this charge.  In addition, the Constitutional Tribunal stated that this charge applied to all concessions held in the mining industry.  We believe that this interpretation is incorrect and intend to protest an imposition of the royalty charge on our SX/EW production, which is operating under a tax stability agreement (“Guaranty and promotional Measures for Investment Contract”).  Provisions made by the Company for the royalty charge do not include approximately $14.0 million of additional potential liability relating to its SX/EW production from June 30, 2004 through December 31, 2006.

A93

It is anticipated that the royalty charge will have an adverse effect on our operating income and cash flow.

While our combined financial results show a positive cash position over the past three years, our Minera Mexico subsidiary, which we acquired on April 1, 2005, has faced challenges to its liquidity as a result of low metals prices in previous years.  These challenges resulted in its noncompliance with certain debt covenants in 2001 and 2002.  In April 2003 Minera Mexico restructured certain of its indebtedness, entering into a common agreement among Minera Mexico, Minera Mexico’s principal subsidiaries (as guarantors) and the holders of such indebtedness.  Minera Mexico paid amounts owing under this agreement with proceeds from a new credit facility established in October 2004.  See “Financing” below.

In May 2005, the Mexican Supreme Court rendered a decision that changed the method of computing the amount of statutory workers’ profit sharing required to be paid by some Mexican companies, including our Minera Mexico subsidiary.  The Supreme Court’s ruling in effect prohibited the application of net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts.  We recognized in our 2005 results of operations a charge of $36.3 million for workers’ profit participation related to 2004.  In addition, the ruling may affect our future results of operations and liquidity to the extent we pay higher workers’ profit sharing amounts.

Financing:

The Company’s total debt at December 31, 2006 was $1,545.0 million compared with $1,178.3 million at December 31, 2005 before deductions of $16.9 million and $6.3 million of debt discount valuation accounts for 2006 and 2005, respectively.  The $366.7 million net increase in total debt during 2006 was primarily due to the issuance of $400 million, 7.5% notes on May 9, 2006, which are due 2035.

The Company’s ratio of debt to total capitalization was 29.3% at December 31, 2006, compared with 26% at December 31, 2005.

The $400 million notes issued in 2006 are in addition to the $600 million of existing 7.5% notes due 2035 that were issued in July 2005.  The 2006 financing was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond.  Comparatively, the financing in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond.  The notes are Investment Grade rated Baa2 by Moody’s, BBB- by Standard & Poor’s, and BBB- by Fitch. The 2006 financing was issued at a discount of $10.8 million. Additionally, the Company capitalized in “Other assets, net,” on the consolidated combined balance sheet, $3.2 million of cost associated with the 2006 facility.

The Company is using or expects to use the proceeds from the May 2006 issuance in its expansion programs, which includes construction of a new SX/EW plant at the Cananea mine, the initial cost to develop the Los Chancas and Tia Maria projects, the remaining investment to complete the Ilo smelter modernization and perhaps for a possible expansion of the productive capacity of the Ilo smelter and refinery.

Capital Expenditure Programs

A discussion of our capital programs is an important part of understanding our liquidity and capital resources.  For information regarding our capital expenditure programs, see the Discussion under the caption “Expansion and Modernization Program” of this section.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2006:

A94

	Payments due by Period
	Total	2007	2008	2009	2010	2011	2012 and Thereafter
	(dollars in millions)
Long-term debt	$1,545.0	$10.0	$160.0	$10.0	10.0	$10.0	$1,345.0
Interest on debt	2,526.9	104.9	104.1	102.5	101.7	101.2	2,012.5
Purchase obligations:
Commitment to purchase energy	1,586.2	144.2	144.2	144.2	144.2	144.2	865.2
Capital purchase obligations	40.5	40.5	—	—	—	—	—
Total	$5,698.6	$299.6	$408.3	$256.7	$255.9	$255.4	$4,222.7

Interest on debt calculated at rates in effect at December 31, 2006.  Please refer to “Note 11-Financings” of our Consolidated Combined Financial Statements for a description of our long-term debt arrangements and credit facilities.

We have a commitment to purchase power for our Peruvian operations from Energía del Sur, S.A. until 2017.  Amounts indicated on the above table are based on power costs in 2006, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Pursuant to our PAMA we have committed to bring our operations into compliance with environmental standards established by the government of Peru. We completed our PAMA obligations in January 2007. The capital purchase obligation in the above table is for the remaining cost of completing the Ilo smelter modernization.

For an additional discussion on this matter see “Environmental matters-Peruvian operations”, in “Note 14-Commitments and Contingencies” of the Consolidated Combined Financial Statements.

Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2005, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.7 million annually.

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.7	$17.1	$1.6	$10.5

The Company occasionally uses derivative instruments to manage its exposure to market

A95

risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  The Company generally does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper and zinc swaps:

Transactions under these metal price protection programs are not accounted for as hedges under SFAS No. 133 and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in net sales on the consolidated combined statement of earnings.  In 2006, the Company changed its accounting classification policy to recognize gains or losses on metal price derivatives in net sales.  The Company believes that this income statement classification reflects better the intention of this price protection program.  Before 2006, the change in the fair market value of our derivative instruments was accounted for in a separate non-operating income statement line item.  Prior-year gains and losses have been reclassified to conform to the 2006 presentation.

During 2006 and 2005 the Company entered into short copper swap contracts to protect a portion of its copper production. In 2006 the Company entered into swap contracts for 384,500 metric tons of its copper production for future sales at a weighted average price of 316.77 cents per pound and during 2005 the Company entered swap contracts for 299,457 metric tons of copper at a weighted average price of 163.36 cents per pound. Related to the settlement of these copper swap contracts the Company recorded losses of $276.1 million and $23.5 million in 2006 and 2005, respectively.  These losses were recorded in net sales on the consolidated combined statement of earnings. Also, these losses were recorded in net earnings in operating activities of the consolidated combined statement of cash flows.

In addition, the Company entered into a long zinc swap contract to protect the cost of a portion of the zinc concentrates purchases during the recovery from a fire at the San Luis Potosi zinc refinery. Related to the settlement of this zinc swap contract the Company recorded a loss of $0.2 million in 2006.  This loss was recorded in net sales on the consolidated combined statement of earnings. Also, this loss was recorded in net earnings in operating activities of the consolidated combined statement of cash flow.

At December 31, 2006 the Company did not hold any open copper or zinc futures positions.

Gas swap:

In 2006, the Company established long swap contracts for 3.7 million MMBTUs with a fixed price of $4.2668 per MMBTU.  In this respect, the Company recorded a gain of $6.3 million which was credited to the production cost of 2006.

At December 31, 2006, the Company held long fixed price swap contracts for 10,000 MMBTUs per day at a fixed price of $7.525 per MMBTU for the first three months of 2007 to protect the Company’s production cost from the uncertainty and high volatility of energy prices during the 2007 winter season.

Exchange Rate Derivatives, U.S. Dollar / Mexican Peso Contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, during 2006 the Company entered into zero-cost derivatives contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar. In these contracts if the exchange rate settles at or below the barrier, the Company does not sell dollars, if the exchange rate settles above the barrier price established in the contract, the Company sells dollars at the strike price established in the contract.

In 2006, the exercise of these zero-cost derivative contracts resulted in a gain of $0.9 million, which was recorded as a gain on derivative instruments on the consolidated combined statement of earnings.

At December 31, 2006 the Company held the following exchange rate derivative operations:

A96

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/ U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$22.0	1st Quarter 2007	11.19	10.82
$22.0	1st Quarter 2007	11.50	11.19
$78.0	3rd Quarter 2007	11.15	10.675
$78.0	3rd Quarter 2007	11.52	11.15
$83.2	4th Quarter 2007	11.35	10.65
$106.0	1st Quarter 2008	11.28	10.70

At December 31, 2006, the fair value of the above listed exchange rate derivative contracts is $0.5 million. The notional amount are comprised on therein transactions that have the same strike and Barrier price.

Reverse Convertible Notes:

Commencing in 2006 the Company began making short term investments (90 days to 1 year). In 2006, the Company earned $9.3 million on these investments, which were recorded in interest income on the consolidated combined statement of earnings.  The investments contain interest rates which are above the prevailing market rates. At December 31, 2006 the Company holds $280 million in investments of these types, as follows ($ in millions):

Investment	Investment Book Value
3-month note, issued Dec 12, 2006 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7%, a barrier range is established by a pool of Mexican and Peruvian bond issues.	$200.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	$40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	20.0
180-day note, maturing June 23, 2007 with an interest rate of 6%, with barrier range of $37.7205 and $70.0523 of SCC stock price, NYSE symbol PCU.	20.0
$280.0

Due to the short term nature of the investments, book value is deemed to approximate fair value.

Certain of these investments are indexed to SCC common stock while others are indexed to certain bond pools.  Both types of indexation clauses could cause the principal of the investment to be reduced if the established ranges are breached. These indexation clauses have been deemed to be bifurcated embedded derivatives and have been subject to valuation using a binomial model.  At December 31, 2006, valuing the embedded derivatives at fair value resulted in a liability of $11.6 million.  This liability has been included in other accounts payable, and is recorded as loss on derivative instruments in the income statement.

Impact of New Accounting Standards

In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

A97

We will adopt FIN 48 effective January 1, 2007 and we are currently evaluating the impact the adoption of FIN 48 will have on our financial reporting and disclosure requirements.

For a description of the impact of other new accounting standards, see Note 2, “Summary of Significant Accounting Policies—Impact of new accounting standards,” to our consolidated combined financial statements.

Non-GAAP Information Reconciliation-

We provide a reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound in the table below.

	2006		2005		2004
	$ million	$ per unit	$ million	$ per unit	$ million	$ per unit
Cost of sales (including depreciation, amortization and depletion)—GAAP	$2,294.9	1.668	$1,912.6	$1.266	$1,526.9	$0.969
Add:
Selling, general and administrative expenses	88.3	0.064	81.1	0.054	71.8	0.046
Treatment and refining charges	61.0	0.044	34.3	0.023	27.7	0.018
Less:
Byproducts revenue (1)	(1,547.1)	(1.124)	(1,478.0)	(0.979)	(1,056.3)	(0.670)
Depreciation, amortization and Depletion	(275.1)	(0.200)	(277.2)	(0.184)	(192.6)	(0.122)
Workers’ participation	(271.5)	(0.197)	(219.2)	(0.145)	(93.6)	(0.059)
Royalty charge and other, net	(136.4)	(0.100)	(40.8)	(0.027)	(42.1)	(0.028)
Inventory change	(4.4)	(0.003)	33.0	0.022	44.4	0.028
Operating Cash Cost	$209.7	$0.152	$45.8	$0.030	$286.2	$0.182
Add byproducts revenue	1,547.1	1.124	1,478.0	0.979	1,056.3	0.670
Operating Cash Cost, without byproduct revenue	$1,759.9	$1.276	$1,523.8	$1.009	$1,342.5	$0.852
Total pounds of copper produced and purchased (in millions)	1,375.9		1,510.4		1,576.5

(1)          Includes net byproduct sales revenue and premiums on sales of refined products.

A98

Item 8.  Financial Statements and Supplementary Data

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)	2006	2005	2004
Net sales:
Non-affiliates	$5,460,221	$4,060,788	$3,022,614
Affiliates	—	28,357	74,083
Total net sales	$5,460,221	4,089,145	3,096,697
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,019,840	1,635,393	1,334,330
Selling, general and administrative	88,274	81,132	71,778
Depreciation, amortization and depletion	275,062	277,248	192,586
Exploration	22,704	24,356	15,610
Total operating costs and expenses	2,405,880	2,018,129	1,614,304

Operating income	3,054,341	2,071,016	1,482,393

Interest expense	(113,422)	(108,874)	(106,491)
Capitalized interest	27,951	22,509	10,681
Gain (loss) on derivative instruments	(11,595)	1,159	(1,413)
Loss on debt prepayments	(1,137)	(10,559)	(16,500)
Gain on disposal of property	1,881	2,084	53,542
Other income (expense)	(2,207)	(5,733)	(9,689)
Interest income	50,217	30,765	8,348

Earnings before income taxes and minority interest	3,006,029	2,002,367	1,420,871

Income taxes	959,087	589,744	433,758
Minority interest	9,302	12,475	4,727

Net earnings	$2,037,640	$1,400,148	$982,386

Per common share amounts:

Net earnings - basic and diluted	$6.92	$4.76	$3.34
Dividends paid	$5.13	$2.90	$0.65

Weighted average shares outstanding - basic	294,461	294,456	294,448
Weighted average shares outstanding - diluted	294,461	294,456	294,448

The accompanying notes are an integral part of these consolidated combined financial statements.

A99

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED BALANCE SHEET

At December 31,
(in thousands)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,022,778	$876,003
Marketable securities	280,000	—
Accounts receivable trade:
Non-affiliates (less allowance for doubtful accounts (2006 - $5,948 and 2005 - $5,699)	560,227	342,412
Affiliates	2,630	9,099
Accounts receivable — other	43,569	34,949
Inventories	413,652	395,845
Deferred income tax — current portion	65,638	5,248
Other current assets, net	54,383	50,798
Total current assets	2,442,877	1,714,354

Property, net	3,538,295	3,326,126
Capitalized mine stripping costs, net	—	289,369
Leachable material, net	231,516	210,118
Intangible assets, net	118,107	120,861
Deferred income tax non-current	14,549	—
Other assets, net	31,070	26,746
Total assets	$6,376,414	$5,687,574

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	271,064	284,977
Accrued income taxes	226,047	275,763
Due to affiliated companies	3,581	6,355
Accrued workers’ participation	299,892	195,552
Interest	37,140	14,009
Accrued liabilities	11,847	8,976
Total current liabilities	859,571	795,632

Long-term debt	1,518,111	1,162,065
Deferred income taxes	194,759	259,089
Other liabilities and reserves	111,196	120,795
Asset retirement obligation	12,183	11,221
Total non-current liabilities	1,836,249	1,553,170

Commitments and contingencies (Note 14)

MINORITY INTEREST	13,989	12,695

STOCKHOLDERS’ EQUITY
Common stock par value $0.01; shares authorized: 2006 and 2005- 334,415,280; shares issued 2006 and 2005- 294,865,362	2,949	2,949
Additional paid-in capital	772,693	772,693
Retained earnings	3,010,307	2,648,359
Other accumulated comprehensive loss	(22,332)	(13,090)
Treasury stock, at cost, common shares	(97,012)	(84,834)
Total stockholders’ equity	3,666,605	3,326,077
Total liabilities, Minority Interest and Stockholders’ Equity	$6,376,414	$5,687,574

The accompanying notes are an integral part of these consolidated combined financial statements.

A100

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

For the years ended December 31,
(in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net earnings	$2,037,640	$1,400,148	$982,386

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	275,062	277,248	192,586
Capitalized leachable material	(65,930)	(77,523)	(50,168)
Capitalized mine stripping	—	(38,886)	(41,629)
Remeasurement loss (gain)	5,758	8,885	14,379
Provision for deferred income taxes	(33,693)	(42,268)	54,385
Loss (gain) on sale of property	(1,881)	(2,084)	(53,542)
Unrealized (gain)/loss on derivative instruments	11,595	—	—
Write-off unamortized financial cost	—	14,965	—
Minority interest	9,302	12,475	4,727
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(217,991)	59,457	(261,301)
Inventories	(17,807)	(43,468)	(54,330)
Accounts payable and accrued liabilities	96,694	75,269	371,477
Other operating assets and liabilities	(39,366)	19,278	13,383
Net cash provided from operating activities	2,059,383	1,663,496	1,172,353

INVESTING ACTIVITIES
Capital expenditures	(455,818)	(470,636)	(228,299)
Purchase of marketable securities	(280,000)	(74,339)	(69,409)
Sales and maturity of marketable securities	—	119,606	24,142
Sale of property	5,730	1,177	59,980
Other	4,802	(11,678)	(5,876)
Net cash used for investing activities	(725,286)	(435,870)	(219,462)

FINANCING ACTIVITIES
Debt incurred	389,192	993,717	600,000
Debt repaid	(33,146)	(1,151,940)	(940,912)
Capitalized of debt issuance cost	(3,150)	(8,800)	—
Capital stock transaction — Minera Mexico	—	(7,438)	(1,319)
Dividends paid to common stockholders	(1,509,099)	(853,887)	(191,360)
Escrow on long-term loans	58	(601)	(5,532)
Distributions to minority interest	(8,282)	(5,297)	(1,465)
Purchase of shares Minera Mexico	—	(30,276)	—
Other	57	123	(21)
Net cash provided from (used for) financing activities	(1,164,370)	(1,064,399)	(540,609)

Effect of exchange rate changes on cash and cash equivalents	(22,952)	2,069	(53,185)

Increase in cash and cash equivalents	146,775	165,296	359,097
Cash and cash equivalents, at beginning of year	876,003	710,707	351,610

Cash and cash equivalents, at end of year	$1,022,778	$876,003	$710,707

A101

	2006	2005	2004
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$43,302	$80,286	$116,048
Income taxes	$1,128,351	$702,660	$165,548
Supplemental schedule of non-cash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable	$3,520	$—	$—
Additional liability for employee benefit obligation	$(1,160)	$(849)	$1,060
Impact of FASB 158 applications	$11,785
Note payable for acquisition of minority interest	$—	$—	$51,352

Non cash transactions:
Common stock split:
Increase in Common stock	$1,472
Decrease in Additional paid-in capital	$1,472

The accompanying notes are an integral part of these consolidated combined financial statements.

A102

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For years ended December 31,
(in thousands)	2006	2005	2004
CAPITAL STOCK:
Balance at beginning of year:	$2,949	$1,631	$1,631
Issued in exchange for class A common stock	—	1,318	—
Balance at end of year	2,949	2,949	1,631

Class A Common Stock:
Balance at beginning of year	—	1,318	1,318
Exchanged for common stock	—	(1,318)	—
Balance at end of year	—	—	1,318

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	772,693	799,687	801,006
Net movement of the period	—	(26,994)	(1,319)
Balance at end of year	772,693	772,693	799,687

TREASURY STOCK:
Southern Copper Common shares
Balance at beginning of the year	(4,466)	(4,589)	(4,672)
Purchase of shares	—	—	—
Used for corporate purposes	57	123	83
Balance at end of period	(4,409)	(4,466)	(4,589)

Parent Company Common Shares
Balance at beginning of year	(80,368)	(72,897)	(72,897)
Purchase of shares	(12,235)	(7,471)	—
Balance at end of year	(92,603)	(80,368)	(72,897)

Treasury stock balance at end of year	(97,012)	(84,834)	(77,486)

RETAINED EARNINGS:
Balance at beginning of year	2,648,359	2,102,098	1,311,072
Net earnings	2,037,640	1,400,148	982,386
Net effect of change in accounting for mine stripping cost, net of income tax	(166,593)	—	—
Dividends paid, Common stock, per share, 2006 — $5.13 2005 - $2.90, 2004 - $0.65	(1,509,099)	(853,887)	(191,360)
Balance at end of year	3,010,307	2,648,359	2,102,098

OTHER ACCUMULATED COMPREHENSIVE LOSS:
Balance at beginning of year	(13,090)	(13,653)	(14,713)
Additional decrease in liability for employee benefit obligations	1,160	(849)	1,060
Net effect of the adoption of change in accounting for pensions and post retirement benefit obligations, net of income tax (FAS158)	(16,527)	—	—
Unrealized gain on equity securities	6,125	1,412	—
Balance at end of year	(22,332)	(13,090)	(13,653)

TOTAL STOCKHOLDERS’ EQUITY	$3,666,605	$3,326,077	$2,813,595

A103

COMPREHENSIVE INCOME:
	2006	2005	2004
Net earnings	$2,037,640	$1,400,148	$982,386
Other comprehensive income (loss)	(9,242)	563	1,060
Total comprehensive income	$2,028,398	$1,400,711	$983,446

The accompanying notes are an integral part of these consolidated combined financial statements.

A104

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The consolidated combined financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC”) (formerly named Southern Peru Copper Corporation) and its subsidiaries as well as those of Minera Mexico, S.A. de C.V., (“MM”) and its subsidiaries. Effective April 1, 2005, SCC acquired substantially all of the outstanding common stock of Minera Mexico, as further described below.  Unless the context otherwise requires, the term “Company” refers to both SCC and MM as consolidated (after March 31, 2005) or combined (prior to April 1, 2005).

Effective April 1, 2005, Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”), through its subsidiary, Americas Mining Corporation (“AMC”) sold its approximately 99.15% shareholding in MM to SCC in return for the issuance to AMC of 134.4 million new shares of common stock of SCC (see note 15).  The transaction resulted in Grupo Mexico increasing its indirect equity ownership in SCC to approximately 75.1% from its prior indirect interest of approximately 54.2%.  As part of this transaction, SCC paid a special transaction cash dividend of $100 million on March 1, 2005.  On October 20, 2005, the Company’s board of directors approved the acquisition of 6,386,521 shares of MM from Grupo Mexico.  The acquired shares represent 0.81833% of the outstanding shares of MM and were purchased for $30.3 million.  This acquisition increased the Company’s holding in MM to 99.95%.

The acquisition of MM by SCC is accounted for in a manner similar to a pooling of interests since it involved the reorganization of entities under common control.  Under such accounting, the financial statements of Minera Mexico and SCC are combined on a historical cost basis for all the periods presented since they were under common control during all of these periods.

The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Branch”).  The Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries.

On August 30,2006 the Company declared a share split (see note 15)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation and combination—

The consolidated combined financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with FAS No. 94 Consolidation of All Majority-Owned Subsidiaries.  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  As mentioned above, the financial statements also reflect the combination of SCC and MM on a historical cost basis in a manner similar to a pooling of interests.

Use of estimates—

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions include the carrying value of ore reserves that are the basis for future cash flow estimates and amortization calculations; environmental, reclamation, closure and retirement obligations;

A105

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

Revenue recognition—

Substantially all of the Company’s copper is sold under annual or other longer-term contracts.

Revenue is recognized when title passes to the customer.  The passing of title is based on terms of the contract, generally upon shipment.  Copper revenue is determined based on the monthly average of prevailing commodity prices according to the terms of the contracts. The Company provides allowances for doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts.

For certain of the Company’s sales of copper and molybdenum products, customers are given the option to select a monthly average LME or COMEX price (as is the case for sales of copper products) or the molybdenum oxide proprietary price of Platt’s Metal Week (as is the case for sales of molybdenum products), generally ranging between one and six months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward LME or COMEX copper prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“FASB No. 133”).  The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms.  Net sales include the invoiced value and corresponding fair value adjustment of the related forward contract of copper, zinc, silver, molybdenum, acid and other metals.

Shipping and handling fees and costs—

Amounts billed to customers for shipping and handling, are classified as sales.  Amounts incurred for shipping and handling are included in cost of sales (exclusive of depreciation, amortization and depletion).

Cash and cash equivalents—

Cash and cash equivalents include bank deposits, certificates of deposit and short term investment funds with original maturities of three months or less at the date of purchase.  The carrying value of cash and cash equivalents approximate fair value.

Marketable securities—

Marketable securities consist primarily of interest bearing instruments with original maturities greater than 90 days but less than one year.  These deposits are held to maturity and carried at cost. Due to the short term nature of the investments, cost is deemed to approximate fair value.

Inventories—

Metal inventories, consisting of work-in-process and finished goods, are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs.

A106

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

Property—

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

Buildings and equipment are depreciated on the straight-line method over estimated lives from five to 40 years or the estimated life of the mine if shorter.

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

Asset retirement obligations (reclamation and remediation costs)—

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred.  The liability is measured at fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

Intangible assets—

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

A107

Debt issuance costs—

Debt issuance costs, which are included in other assets, are amortized using the interest method over the term of the related debt.

Ore reserves—

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years. However, in the case of the Company’s recently acquired Mexican subsidiary, ore reserve estimates prior to 2005 were calculated based on a copper price of $0.90 per pound of copper. The current per pound of copper price, as defined, was $ 1.261, $0.939 and $0.751 at the beginning of 2006, 2005 and 2004, respectively.  In years prior to 2006, these ore reserve estimates were used to determine the amount of mine stripping that is capitalized, units of production amortization of capitalized mine stripping, mine development and amortization of intangible assets.  In 2005, the Emerging Issues Task Force of the FASB reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.  This consensus was ratified by the FASB and became effective for us in 2006.  On January 1, 2006, the Company adopted this consensus by reversing $289.4 million of net cumulative stripping cost as of December 31, 2005 and recording a net charge of $166.6 million to retained earnings after recognition of workers’ participation and tax benefits of $122.8 million.  Accordingly, mine stripping costs are included in the cost of inventory.  The Company continues to use ore reserve estimates to amortize mine development and intangible assets.

Leachable material—

At one of its mines the Company capitalizes the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in areas known as leaching dumps.  The amortization of the capitalized costs is determined based on the depletion period of the leaching dumps, which is estimated to be five years (unaudited).

Exploration—

Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Income taxes—

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

A108

Deferred Taxes—

In preparing our consolidated combined financial statements, we recognize income taxes in each of the jurisdictions in which we operate.  For each jurisdiction, we estimate the actual amount of currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in rate is recognized in income in the period that the change is enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.  In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction.  If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense.  Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

Foreign exchange—

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

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” and amounted to $(5.8) million, $(11.8) million and $(14.4) million in 2006, 2005 and 2004, respectively.

Derivative instruments—

The Company utilizes certain types of derivative financial instruments to enhance its ability to manage risks that exist as part of its ongoing business operations and to enhance its return on Company assets.  Derivative contracts are reflected as assets or liabilities in the balance sheet at their fair value.  The estimated fair value of the derivatives is based on market and/or dealer quotations and in certain cases valuation modeling.  From time to time the Company has entered into copper and zinc swap contracts to protect a fixed copper and zinc price for portions of its metal sales, hedging contracts to fix power prices for a portion of its production costs, interest rate swap agreements to hedge the interest rate risk exposure on certain of its bank obligations with variable interest rates, currency swap arrangements to ensure Mexican peso/ U.S. dollar conversion rates and certain barrier investment securities to enhance the return on its investments.  Gains and losses related to copper and zinc hedges are included in net sales, gain and losses related to power costs are included in cost of sales, all other gains and losses on derivative contracts are included in “Gain (loss) on derivative contracts” in the statement of earnings.

A109

Asset Impairments—

We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using a long-term average copper price of $2.00 per pound of copper and an average molybdenum price of $12.00 per pound, along with near-term price forecast, for 2007 through 2009, reflective of the current price environment, for our impairment tests. We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the asses are recoverable and measure any impairment by reference to fair value. Should estimates of future copper and molybdenum prices decrease significantly, impairments could result.

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2006, 2005 and 2004, the components of “other comprehensive income (loss)” was the additional minimum liability for employee benefit obligations and unrealized gain on equity securities and the adjustment necessary to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Business segment—

The Company operates in a single industry, the copper industry.  Prior to the April 1, 2005 acquisition of MM, the Company determined that its operations in Peru fell within one segment.  With the acquisition of MM the Company continues to operate principally in the copper industry.  However, because of the demands of managing operations in two countries, effective April 1, 2005, Company management views the new Southern Copper as having three operating segments and manages on the basis of these segments.  The segments identified by the Company are: 1) Peruvian operations, which include the two open pit copper mines in Peru and the plants and services supporting such mines.  2) Mexican open pit mines, which include La Caridad and Cananea mine complexes and their supporting facilities.  3) The Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal and coke mine and several industrial processing facilities.  Additionally, in mining copper the Company produces a number of metal by-products, most important of which are molybdenum, silver and zinc.

The Chief Operating Officer of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

New accounting pronouncements—

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the fiscal year ending after November 15, 2006 by recording necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  The adoption of this Staff Accounting Bulleting did not have a material impact on our financial reporting and disclosures.

In September 2006 the FASB published SFAS No. 157 “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for

A110

measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of SFAS no. 157 will have on our financial reporting and disclosures.

In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 effective January 1, 2007 and we are currently evaluating the impact the adoption of FIN 48 will have on our financial reporting and disclosure requirements.

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

SFAS No. 156 will be adopted by the Company as of the beginning of the fiscal year that begins after September 15, 2006. The Company believes that this statement will not have any material impact on its financial position or results of operations.

In February 2006 the FASB published SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and 140.  This statement improves financial reporting by eliminating the exemption from applying statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  This statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject

A111

to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for financial instruments, fair value.  SFAS 155 will be effective for all instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company believes that this statement will not have any material impact on its financial position or results of operations.

NOTE 3- MARKETABLE SECURITIES

Commencing in 2006 the Company began making short term investments (90 days to 1 year). In 2006, the Company earned $9.3 million on these investments, which were recorded in interest income on the consolidated combined statement of earnings.  The investments contain interest rates which are above the prevailing market rates. At December 31, 2006 the Company holds $280 million in investments of these types, as follows ($ in millions):

Investment	Investment Book Value
3-month note, issued Dec 12, 2006 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7%, a barrier range is established by a pool of Mexican and Peruvian bond issues.	$200.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	20.0
180-day note, maturing June 23, 2007 with an interest rate of 6%, with barrier range of $37.7205 and $70.0523 of SCC stock price, NYSE symbol PCU.	20.0
$280.0

Due to the short term nature of the investments, current value is deemed to approximate fair value.

Certain of these investments are indexed to SCC common stock while others are indexed to certain bond pools.  Both types of indexation clauses could cause the principal of the investment to be reduced if the established ranges are breached. These indexation clauses have been deemed to be bifurcated embedded derivatives and have been subject to valuation using a binomial model.  At December 31, 2006, valuing the embedded derivatives at fair value resulted in a liability of $11.6 million.  This liability has been included in other accounts payable, and is recorded as loss on derivative instruments in the income statement.

NOTE 4-INVENTORIES:

	As of December 31,
(in millions)	2006	2005
Metals:
Finished goods	$116.1	$106.9
Work-in-process	121.9	135.4
Supplies	175.7	153.5
Total inventories	$413.7	$395.8

A112

NOTE 5-PROPERTY:

	As of December 31,
(in millions)	2006	2005
Buildings and equipment	$5,615.2	$5,266.1
Construction in progress	579.7	565.8
Mine development	240.3	239.6
Land, other than mineral	73.6	66.4
Total property	6,508.8	6,137.9
Accumulated depreciation, amortization and depletion	(2,970.5)	(2,811.8)
Total property, net	$3,538.3	$3,326.1

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $221.9 million, $201.1 million and $153.4 million, respectively.

NOTE 6-CAPITALIZED MINE STRIPPING COSTS AND LEACHABLE MATERIAL:

	As of December 31,
(in millions)	2006	2005
Capitalized mine stripping cost	$—	$418.2
Accumulated amortization	—	(128.8)
Capitalized mine stripping, net	$—	$289.4

	As of December 31,
(in millions)	2006	2005
Capitalized leachable material	$323.8	$252.0
Accumulated amortization	(92.3)	(41.9)
Capitalized leachable material, net	$231.5	$210.1

Effective January 1, 2006, the Company adopted EITF 04-6, ratified by the FASB, which states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced.  Accordingly, the Company reversed $289.4 million of net cumulative capitalized stripping cost, recording a net charge of $166.6 million to retained earnings after recognition of workers’ participation and tax benefit of $122.8 million.

Amortization of mine stripping is included in “Depreciation, amortization and depletion” and amounted to $67.5 million and $19.7 million in 2005 and 2004, respectively.  Amortization of leachable material is included in “Depreciation, amortization and depletion” and amounted to $50.4 million, $5.7 million and $16.6 million in 2006, 2005 and 2004, respectively.

The Company’s policy of deferring mine stripping costs (through 2005)and leachable material decreased operating costs by $19.3 million, $42.8 million and $56.3 million in 2006, 2005 and 2004, respectively, as compared to what such amounts would have been if the Company expensed mine stripping costs and leachable material costs as incurred.

NOTE 7-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2006	2005
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Goodwill	17.0	17.0
	144.2	144.2
Accumulated amortization	(26.1)	(23.3)
Intangible assets, net	$118.1	$120.9

A113

Amortization expense on intangibles was $2.8 million, $2.9 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The estimated aggregate amortization expense for intangibles is $16.2 million for the years 2007 through 2011, approximately $3.2 million per year.

NOTE 8-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year ended December 31,
(in millions)	2006	2005	2004
U.S. federal and state:
Current	$(4.0)	$13.4	$21.7
Deferred	22.8	—	(8.2)
	18.8	13.4	13.5
Foreign (Peru and Mexico):
Current	996.7	618.6	356.6
Deferred	(56.4)	(42.3)	63.6
	940.3	576.3	420.2
Total provision for income taxes	$959.1	$589.7	$433.7

The reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2006	2005	2004
Expected tax	30.0%	30.0%	30.0%

Effect of income taxed at a rate other than the statutory rate	0.4	1.5	3.9
Permanent differences	1.8	0.7	1.2
Effect of tax rate change in Mexico	(0.1)	(2.5)	(1.2)
Loss of tax benefits upon corporate reorganization	—	(1.8)	—
Reduction in valuation allowance	(2.7)	—	(4.1)
Adjustment to deferred taxes	2.9	—	—
Other	(0.4)	1.5	0.6
Effective income tax rate	31.9%	29.4%	30.4%

The effective tax rate presented above is a combined effective tax rate for SCC including MM.  The statutory income tax rate has changed from an expected tax of 35% to 30% since the major component of the provision for income taxes is from the foreign jurisdictions of Peru and Mexico. The statutory income tax rate in Mexico has decreased over the past three years.  For all of the years presented, both companies filed separate tax returns in their respective tax jurisdictions.  Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as the impact of changes in statutory tax rates, and income and expense items which are nondeductible or nontaxable.  Several items above are particular to the tax rules in Mexico or specific events related to MM, such as the tax inflation effect, which requires that inflation be recognized for tax purposes (where it is not for financial reporting purposes).  Other items relate specifically to SCC such as the percentage depletion.  A special in depth analysis of Peruvian and U.S. deferred taxes resulted in the above adjustment for 2006.  The impact of the change in the valuation allowance reflects the change in valuation allowances for the combined companies which is further described below.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards, net of foreign tax credit effects:

A114

	As of December 31,
(in millions)	2006	2005
Current:
Inventories	$(5.4)	$28.4
Other	(1.0)	(1.3)
Other accrued expenses	(59.2)	(32.3)
Net current deferred tax liability	(65.6)	(5.2)
Non-current:
Property and equipment	382.9	186.2
Tax loss carryforwards	—	(2.7)
Recoverable asset tax	—	(0.3)
AMT credit carryforwards	(29.2)	(32.2)
Deferred charges	77.1	69.4
Foreign tax credit carryforwards	(102.4)	(49.0)
Other accrued expenses	(26.7)	(34.7)
Loss on marketable securities	(7.9)	—
Sales adjustment / price adjustment	(38.4)	—
Labor share buyback	(21.6)	—
Other	(53.4)	41.1

Less, valuation allowance for deferred tax assets	—	81.2
Net non-current deferred tax liability	180.4	259.0
Total net deferred tax liability	$114.8	$253.8

U.S. Tax Matters—

At December 31, 2006, the foreign tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $102.4 million, expiring in 2012 through 2016.   No foreign tax credit carryforwards expired in 2006 or 2005.  The minimum tax credit carryforward available to reduce possible future U.S. income tax, which was $29.2 million at December 31, 2006, is not subject to expiration.

Peruvian Tax Matters—

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

Mexican Tax Matters—

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

As result of amendments to the income tax law approved on November 13, 2004, the income tax rate was further reduced from the 33% rate applicable in 2004 to a 30% rate in 2005, 29% in 2006 and it will be further reduced to 28% in 2007.  In addition, effective with the fiscal year 2005, there is a change in the tax treatment of the inventory purchases for the year.  Under the new law, cost of sales will be deductible instead of inventory

A115

purchases.  The tax deduction for employees’ statutory profit sharing amounts and the obligation to withhold taxes on dividends paid to individuals and foreign residents was also eliminated.

Asset tax is calculated by applying a 1.8% tax rate to Minera Mexico’s asset position, as defined by the law, and is payable only to the extent that it exceeds the income tax payable for the same period.  If in any year asset tax exceeds the income tax payable, the asset tax payment for such excess may be reduced by the amount by which the income tax exceeded the asset tax in the three preceding years and any required payment of the asset tax is creditable against the excess of the income tax over the asset tax of the following ten years.

Out of period adjustement—

During 2006, the Company completed a comprehensive deferred tax analysis. This analysis was performed as of December 31, 2005, 2004 and 2003. The result of this analysis was an increase in deferred tax liabilities of $85.4 million and a release of valuation allowance of $81.2 million. The net effect of this analysis is $4.2 million.

In this analysis, the Company trued up its Peru and US gross temporary differences and then measured its U.S. deferred taxes by applying the regular statutory tax rate (35%). This recalculation exercise resulted in cumulative additional deferred tax liabilities equaling $85.4 million as of December 31, 2005.

As a second component to the comprehensive deferred tax analysis, the Company undertook a scheduling exercise of certain carryforward credits relating to US minimum tax and foreign tax credits. Prior to this scheduling exercise, the Company had created a valuation allowance related to US minimum tax and foreign tax credits. The scheduling exercise component of the comprehensive analysis resulted in the Company releasing the December 31, 2004 cumulative valuation allowance of $81.2 million.

The combined net effect of the deferred tax analysis was an increase in the total income tax expense of $4.2 million. This adjustment is being recorded as part of income tax expense in 2006. The Company accounted for this adjustment as an out of period adjustment as it falls below the materiality levels established in the Company’s SAB 108 analysis.

NOTE 9-WORKERS’ PARTICIPATION:

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

The provision for workers’ participation is included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated combined statement of earnings.  For the years ended December 31, 2006, 2005 and 2004, workers’ participation expense was $271.5 million, $219.1 million and $93.6 million, respectively.

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

NOTE 10-ASSET RETIREMENT OBLIGATION

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology of accounting for estimated reclamation and abandonment costs.  The cumulative effect of the change of accounting principle, net of income tax was a charge to income of $1.5 million.  As part of this change the Company recorded an asset retirement obligation of $4.9 million and increased net property $2.5 million.  This adoption established the liability for a portion of the

A116

Company’s long-lived assets in Peru, and includes a dam on the Torata River, close to the Cuajone mine and the SX/EW facility.

In 2005 the Company added an estimated asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and regulated in 2005.  In accordance with the law a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006.  The plan is subject to review by MEM in 45 days.  After the MEM review the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which will then be subject to MEM approval and open to public discussion and comment in the area of the Company operations.  As of the end of February 2007, the Company is still awaiting MEM’s initial review.  The Company has made an estimated provision  for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan, expected later in 2007.

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

The following is a reconciliation of the asset retirement obligation for the two years ended December 31, 2005 and 2006 (in millions):

Balance January 1, 2005	$5.6
Additions, changes in estimates	5.2
Accretion expense	0.4

Balance, December 31, 2005	11.2
Additions, changes in estimates	—
Accretion expense	1.0

Balance, December 31, 2006	$12.2

NOTE 11-FINANCINGS:

Long term debt:

	As of December 31,
(in millions)	2006	2005
SCC:
6.375% Notes due 2015 ($200 million face amount, less unamortized discount of $0.9 million and $1.0 million at December 31, 2006 and 2005, respectively)	$199.1	$199.0
7.500% Notes due 2035 ($1,000 million face amount, less unamortized discount of $16.0 million and $5.2 million at December 31,2006 and 2005, respectively)	984.0	594.8
6.60% Mitsui credit agreement due 2013 (5.92% at December 31, 2005)	70.0	80.0
Minera Mexico:
8.25% Yankee bonds—Series A due 2008	150.0	173.3
9.25% Yankee bonds—Series B due 2028	125.0	125.0
Total debt	1,528.1	1,172.1
Less, current portion	(10.0)	(10.0)
Total long-term debt	$1,518.1	$1,162.1

A117

In 1998, Minera Mexico issued $500 million of unsecured debt, which are referred to as Yankee bonds.  These bonds were offered in two series: Series A for $375 million, with an interest rate of 8.25% and a 2008 maturity, and Series B for $125 million, with an interest rate of 9.25% and a 2028 maturity date.  During 2006 and 2005, the Company repurchased $23.3 million and $143.0 million, respectively of the Series A bonds.  In connection with this purchase the Company paid a premium of $1.1 million and $8.6 million, in 2006 and 2005, respectively, which is included in the consolidated combined statement of earnings on the line “Loss on debt prepayments”.  The bonds contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2006, Minera Mexico is in compliance with this covenant.

In 1999, SCC entered a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO for this loan at December 31, 2006 was 5.35%).  The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2006, the Company is in compliance with these covenants.

In 2005, the Company prepaid a Minera Mexico $600 million Citibank credit facility.  In connection with the prepayment of this facility, the Company wrote off $10.2 million of deferred financing costs which is recorded in the consolidated combined statement of earning on the line “Interest expense”.

In January 2005, the Company signed a $200 million credit facility with a group of banks led by Citibank, N.A.  Proceeds of this credit facility were used to prepay $199 million the outstanding bonds of the Company’s Peruvian bond program.  The Company capitalized $2.8 million of costs associated with this facility.  The Company paid a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.  Additionally, the Company wrote off $2.3 million of previously capitalized bond issuance cost.  The $2.0 million penalty and the $2.3 million amortization of bond issuance costs are included in the earnings statement under “Loss or debt prepayments” and “Interest expense”, respectively.  On July 28, 2005 this credit facility was repaid and the Company wrote off $2.5 million of deferred financing cost.

On July 27, 2005 the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and are included in “Other assets, net”, non-current on the Consolidated combined balance sheet.  The net proceeds from the issuance and sale of the notes were used to repay outstanding indebtedness of the Company’s Peruvian and Mexican Operations, under its $200 million and $600 million ($480 million outstanding) credit facilities, respectively, and the balance was used for general corporate purposes.  The Company filed a Registration Statement on Form S-4 with respect to these Notes on October 28, 2005.  On January 3, 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035.  In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $590.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes.  The new notes have been registered under U.S. securities law.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating.  At December 31, 2006 the Company is in compliance with these covenants.

A118

On May 9, 2006, the Company issued an additional $400 million 7.5% notes due 2035.  These notes are in addition to the $600 million of existing 7.5% notes due 2035 that were issued in July 2005.  The current transaction was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond.  The original issue in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond.  The notes are Investment Grade rated Baa2 by Moody’s, BBB- by Standard & Poor’s, and BBB- by Fitch. The notes were issued at a discount of $10.8 million. The Company capitalized $3.2 million of cost associated with this facility and is included in “Other assets, net” non-current on the consolidated combined balance sheet. The Company expect to use  proceeds from the May 2006 issuance in its expansion programs, which includes construction of a new SX/EW plant at the Cananea mine, the initial cost to develop the Los Chancas and Tia Maria projects, the remaining investment to complete the Ilo smelter modernization and perhaps for a possible expansion of the productive capacity of the Ilo smelter and refinery.

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

Aggregate maturities of the outstanding borrowings at December 31, 2006, are as follows:

(in millions)
Year	Principal Due
2007	$10.0
2008	160.0
2009	10.0
2010	10.0
2011	10.0
Thereafter	1,345.0
Total	$1,545.0

Total debt maturities do not include the debt discount valuation account of $16.9 million.

At December 31, 2006 and 2005, other assets included $7.3 million and $7.4 million, respectively, held in escrow accounts as required by the Company’s loan agreements. The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2006 and 2005, the balance of capitalized debt issuance costs was $12.3 million and $10.2 million, respectively.  Amortization charged to interest expense was $1.6 million, $4.1 million and $5.1 million in 2006, 2005 and 2004, respectively.

NOTE 12-BENEFIT PLANS:

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  The Company adopted this standard as of December 31, 2006.

SCC Defined Benefit Pension Plans—

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru.  Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

A119

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	Year ended December 31,
(in millions)	2006	2005	2004
Interest cost	$0.6	$0.6	$0.7
Expected return on plan assets	(0.5)	(0.5)	(0.6)
Amortization of net loss	0.1	—	—
Net periodic benefit cost	$0.2	$0.1	$0.1

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2006	2005
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11.9	$11.5
Interest cost	0.7	0.6
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	0.7	0.7
Projected benefit obligation at end of year	$12.4	$11.9

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12.4	$12.3
Actual return on plan assets	0.5	0.3
Employer contributions	—	0.8
Benefits paid	(0.9)	(0.9)
Administrative expenses	—	(0.1)
Fair value of plan assets at end of year	$12.0	$12.4

Funded Status at end of year:	$($0.4)	$(0.5)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	—	N/A
Current liabilities	—	N/A
Non current liabilities	$0.4	N/A
Total	$0.4	N/A

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain) net of income tax	$2.4	N/A
Prior service cost (credit)	—	N/A
Transition obligation (asset)	—	N/A
Total (net of income tax of $1.3 million)	$2.4	N/A

The assumptions used to determine the pension obligation and seniority premiums as of year end and net cost in the ensuing year were:

Discount rate	5.5%
Expected long-term rate of return on plan assets	4.5%
Rate of compensation increase	N/A

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

A120

Expected Benefit Payments
(in millions)
Year
2007	$0.9
2008	0.9
2009	0.9
2010	0.9
2011	0.9
2012 to 2016	4.5
Total	$9.0

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

SCC Post-retirement Health Care Plan—

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the then in effect post-retirement health care plan of ASARCO, a former shareholder of the Company and a subsidiary of Grupo Mexico, which offered substantially the same benefits and required the same contributions.  The plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, as amended by SFAS No. 158.

The components of net period benefit costs are as follows:

	Year ended December 31,
(in millions)	2006	2005	2004
Service cost	$—	$—	$—
Interest cost	0.1	0.1	0.1
Net periodic benefit cost	$0.1	$0.1	$0.1

A121

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1.4	$1.4
Interest cost	0.1	0.1
Plan Amendments	—	—
Benefits paid	(0.1)	(0.1)
Actuarial (gain) or loss	—	—
Benefit obligation at end of year	$1.4	$1.4

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(1.4)	$(1.4)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	—	N/A
Current liabilities	(0.1)	N/A
Non current liabilities	(1.3)	N/A
Total	$(1.4)	N/A

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$0.4	N/A
Prior service cost (credit)	(0.3)	N/A
Total (net of income tax)	$0.1	N/A

The discount rate used in the calculation of other post-retirement benefits and cost as of December 31, 2006 and 2005 was 5.5%.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)
Year	Expected Benefit Payments
2007	$0.1
2008	0.1
2009	0.1
2010	0.1
2011	0.1
2012 to 2016	0.5
Total	$1.0

For measurement purposes, an 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006.  The rate is assumed to decrease gradually to 5% for 2014 and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amount reported for the health care plan.  A one percentage-point change in assumed health care trend rate would not have a significant effect.

Minera Mexico Defined Benefit Pension Plans—

Minera Mexico has established for both its salaried and union employees a non-contributory defined benefit pension plan.  This plan is in addition to benefits granted by the Instituto Mexicano de Seguro Social (IMSS).

The benefits earned in the Company’s defined benefit plan are based on salaries adjusted by inflation.   As Mexico has experienced a period of low inflation in recent years, the benefits earned from the IMSS have exceeded those earned from the Company’s non-contributory defined benefit plan.  Due to this fact, and due to the fact that the Company wants assure the economic well being of its retired employees, the Company decided in 2006

A122

to create a new defined contribution plan.  Certain groups of salaried employees agreed to transfer from the non-contributory defined benefit plan to the new defined contribution plan.  Benefits earned by participating employees as of January 1, 2006 were transferred into the new defined contribution plan.  The initial transfer of benefits from the non-contributory defined benefit plan to the new defined contribution plan equaled $13.7 million.

Under the new plan, the Company will make yearly contributions equaling 3% of participating employee’s base salary.  In 2006, the company recorded contribution expense of $1.1 million.

The change in plan was accounted for as a settlement under SFAS88, “Employee’s Accounting for Settlements and Curtailments of Deferred Benefit Pension Plans and for Termination Benefits.”  The Company recorded a $1.7 million settlement gain in relation to the change in plan.

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2006	2005	2004
Interest cost	$1.8	$2.9	$2.6
Service cost	2.1	2.6	2.1
Expected return on plan assets	(2.0)	3.1	(1.1)
Amortization of transition assets, net	0.0	(0.2)	(0.2)
Recognized net actuarial loss	0.0	0.2	0.5
Settlement (Gain)	(1.7)	—	—
Net period benefit cost	$0.2	$8.6	$3.9

The change in benefit obligation and plan assets are as follows:

	December 31,
(in millions)	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$42.1	$36.1
Service cost	2.1	2.6
Interest cost	1.8	2.9
Actuarial (loss) gain, net	3.9	0.9
Amendments	3.2	—
Settlements	(14.7)	—
Benefits paid	(1.7)	(2.3)
Inflation adjustment	(0.6)	1.9
Projected benefit obligation at end of year	$36.1	$42.1

Change in plan assets:
Fair value of plan assets at beginning of year	$36.6	$27.2
Actuarial return on plan assets	11.9	9.4
Employer contribution	(0.7)	—
Benefits paid	(0.5)	—
Other transfer	(13.7)	—
Fair value of plan assets at end of year	$33.6	$36.6

A123

The pension plan liability is as follows:

	December 31,
(in millions)	2006	2005
Reconciliation of Funded Status:
Funded status	$(2.5)	$(5.5)
Unrecognized prior service cost	—	2.5
Unrecognized net actuarial gain	—	(9.6)
Unrecognized transition assets	—	(1.3)
Additional minimum liability	—	(8.1)
Net pension liability	$(2.5)	$(22.0)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	—	N/A
Current liabilities	—	N/A
Non current liabilities	(2.5)	N/A
Total	$(2.5)	N/A

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(7.6)	N/A
Prior service cost (credit)	1.3	N/A
Transition Obligation (asset)	(0.2)
Total (net of income tax of $4.0 million)	$(6.5)	N/A

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2006	2005	2004
Weighted average discount rate	10%	10%	10%
Expected long-term rate of return on plan asset	10%	12%	12%
Rate of increase in future compensation level	6%	6%	6%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2007	$30.0
2008	0.8
2009	0.9
2010	0.9
2011	1.0
2012 to 2016	6.7
Total	$40.3

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

A124

These plans accounted for approximately 30% of benefit obligations.  The following table represents the asset mix of the investment portfolio as of December 31:

	2006	2005
Asset category:
Equity securities	79%	61%
Treasury bills	21	39
	100%	100%

The amount of contributions that the Company expects to be paid to the plan during 2006 is not material.

Minera Mexico Post-retirement health care plan -

The components of net period benefit costs are as follows:

	For the year ended December 31,
(in millions)	2006	2005	2004
Interest cost	$2.3	$2.2	$2.2
Service cost	0.5	0.4	0.5
Amortization of transition assets, net	0.0	1.6	1.6
Net periodic post-retirement benefit costs	$2.8	$4.2	$4.3

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31
(in millions)	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$48.8	$46.8
Service cost	0.5	0.4
Interest costs	2.3	2.2
Actuarial (loss) gain, net	0.9	0.5
Benefits paid	(3.0)	(2.8)
Settlements	—	—
Inflation adjustment	1.2	1.7
Projected benefit obligation at end of year	$50.7	$48.8

Reconciliation of funded status:
Funded status	$(50.7)	$(48.8)
Unrecognized actuarial loss	—	6.8
Unrecognized transition obligation	—	26.5
Post-retirement benefit obligation	$(50.7)	$(15.5)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	$—	N/A
Current liabilities	—	N/A
Non current liabilities	(50.7)	N/A
Total	$(50.7)	N/A

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$4.9	N/A
Prior service cost (credit)	0.0	N/A
Transition Obligation (asset)	15.8
Total (net of income tax of $12.7 million)	$20.7	N/A

Discount rates used in the calculation of other post-retirement benefits and costs as of December 31, 2006 and 2005 were 5.0% and 6.0%, respectively.

A125

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions) Year	Expected Benefit Payments
2007	$3.8
2008	4.1
2009	4.4
2010	4.6
2011	4.9
2012 to 2016	35.3
Total	$57.1

For measurement purposes, a 2.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and remain at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$3.4	$2.7
Effect on the post-retirement benefit obligation	$56.8	$45.6

NOTE 13-MINORITY INTEREST:

For all the years presented, the minority interest on the consolidated combined statement of earnings is based on the earnings of the Company’s Peruvian Branch, and through October 2004 it also included the minority interest held in certain subsidiaries of Minera Mexico as further described below.  In addition, it included the interest of minority shareholders in Minera Mexico.

On October 20, 2005, the Company acquired an additional 0.81833% of the outstanding shares of Minera Mexico for $30.3 million.  This acquisition increased the Company’s holding in MM to 99.95%.

The Company acquired 0.02 million investment shares at a cost of $0.1 million in 2004.  There were no purchases during 2005 and 2006.  These acquisitions have been accounted for as purchases of minority interests.  The carrying value of the minority interest purchased was reduced by $0.08 million in 2004 and the excess paid over the carrying value was assigned to intangible assets and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Branch and are entitled to a pro rata participation in the cash distributions made by the Peruvian Branch.  The shares are recorded as a minority interest in the Company’s financial statements.

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

A126

NOTE 14-COMMITMENTS AND CONTINGENCIES:

Peruvian Operations

Extraordinary contribution:

On December 28, 2006, the Company’s Peruvian branch signed a contract with the Peruvian government that commits the Company to make annual (five-year) contributions for the regional development of Peru.  This has been in response to an appeal by the new president of Peru to the mining industry.  The Company, as well as the mining industry, has responded positively to help with this cause.  The programs envisioned will focus initially on nutrition for young children and expectant mothers, education and health services.  The Company has a program of contributions, starting in 2007, with a contribution of about $16.1 million, calculated based on 2006 Peruvian earnings.  This non-tax deductible amount has been taken from 2006 earnings.  The following four years’ contributions could increase or decrease depending on earnings and copper prices.

Royalty charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $67.2 million, $40.3 million and $17.6 million in 2006, 2005 and 2004, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the condensed consolidated combined statement of earnings.

In April 2005, a Constitutional Tribunal ruled the law constitutional and additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge.  In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guarantee and Promotional Measures for Investment Contract”), relating to our solvent extraction and electrowinning (“SX/EW”) production, which agreement  purports to, among other things, fix tax rates and other charges relating to such production.  The Company believes that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and intends to protest the imposition of the royalty charge on SX/EW production, when and if assessed.  Provisions made by the Company for the royalty charge do not include approximately $14.0 million of additional potential liability relating to its SX/EW production from June 30, 2004 through December 31, 2006.

Power purchase agreement:

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.

In 2003 the agreement was amended releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements.  SCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.

Environmental matters:

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through its Ministerio de Energía y Minas (the Ministry of Energy and Mines, or “MEM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric

A127

emissions and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

In accordance with Peruvian regulations, in 1996 SCC submitted its Programa de Adecuación y Manejo Ambiental (the Environmental Compliance and Management Program, known by its Spanish acronym, PAMA) to the MEM. A third-party environmental audit was conducted in order to elaborate the PAMA.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SCC’s PAMA was approved in January 1997 and contained 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that were no longer active and needed to be reclaimed.  By the end of 2006, 32 of these projects were completed, including all PAMA commitments related to the Company’s operations in Cuajone and Toquepala.

The two pending PAMA projects were related to the Ilo smelter operations.  The primary areas of environmental concern were the smelter reverberatory slag eroded from slag deposits up until 1994, and atmospheric emissions from the Ilo smelter. PAMA commitments related to the slag remediation program and the smelter modernization project were both completed  by January 31, 2007.  With the completion of these projects SCC fulfilled its environmental commitments under the PAMA.

With the smelter modernization project, the Company increased sulfur recapture over the 92% requirement established by the PAMA. The new smelter is expected to maintain production at current levels and will use advanced technology to drastically reduce sulfur emissions, in order to achieve the main goal of the project.

A new stationary 17-meter high smelting furnace (IsaSmelt), with a nominal capacity to treat 165 tons of copper concentrate per hour has been installed as part of the modernization project.  The furnace uses Isa technology which is proven throughout the world.  Additionally, two rotary holding furnaces (RHF) have been installed to separate the slag.  The matte (62% copper) from the RHF is then sent to Peirce-Smith converters to produce 99.3% pure copper.  Two 400-ton anode furnaces receive the copper from the converters and with the use of two casting wheels 99.7% pure copper anodes are produced.  Since January 2006, when the anode furnaces entered operation, blister copper production has been basically replaced by anode copper.

As part of the smelter modernization project a new 1000-ton per day oxygen plant as well as a new 800,000 tons per year sulfuric acid plant, two desalination plants, and two effluent treatment plants have been constructed.

Spending on this project through December 31, 2006 was $549.4 million (which includes $56.1 million of capitalized interest).

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

As the law requires that the mine closure plan be prepared by an independent consulting entity, the Company engaged Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group Inc (Reno, Nevada) independent consulting entities to prepare the mine closure plan.  The conceptual plan, without costs, was submitted to MEM in August 2006 and is subject to review by MEM for 45 days.  After the MEM review (as of the end of February 2007 this review is pending) the Company will have 90 days to prepare and resubmit the mine closure plan,

A128

including costs, which is then subject to approval by MEM and open to public discussion and comment in the area of Company operations.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company believes the liability for these asset retirement obligations cannot currently be precisely measured, or estimated, until the Company has completed its final mine closure plan and is reasonably confident that it will be approved by MEM in most material respects.  However, the Company has made a preliminary estimate of this liability and has recorded such amount in its financial statements.  As of December 31, 2006, the Company has recorded $5.8 million for this liability.  The Company believes that this estimate should be viewed with caution, pending final approval of its mine closure plan, expected in 2007.

For the Company’s Peruvian operations, environmental capital expenditures were $160.9 million, $234.6 million and $65.6 million in 2006, 2005 and 2004, respectively.  The Company expects to spend approximately $40.5 million for environmental capital expenditures in 2007, for completion of the Ilo smelter modernization project.

Mexican operations:

Environmental matters:

The Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water quality, air quality, noise levels and hazardous and solid waste.  Some of these laws and regulations are relevant to legal proceedings pertaining to the Company’s San Luis Potosi copper facilities.

The principal legislation applicable to the Company’s Mexican operations is the federal Ley General del Equilibrio Ecológico y la Protección al Ambiente (the General Law of Ecological Balance and Environmental Protection, or the Environmental Law), which is enforced by the Procuraduría Federal de Protección al Ambiente (Federal Bureau of Environmental Protection or the PROFEPA).  The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards and, if warranted, the PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Código Penal Federal (Federal Criminal Code), the PROFEPA must inform corresponding authorities regarding environmental non-compliance.

Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, United States and Canada in connection with NAFTA in February 1999.  However, the Company’s management does not believe that continued compliance with the Environmental Law or Mexican State environmental laws will have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that stricter enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

Due to the proximity of certain facilities of Minera Mexico to urban centers, the authorities may implement certain measures that may impact or restrain the operation of such facilities.  Any enforcement action may have an adverse effect on the operating results of the relevant subsidiary.

A129

For the Company’s Mexican operations, environmental capital expenditures were $10.5 million, $7.5 million in 2006 and 2005, respectively.  Approximately $3.9 million has been budgeted for environmental capital expenditures in 2007.

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include water recovery systems to conserve water and minimize impact on nearby streams, reforestation programs to stabilize the surfaces of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions.

Litigation matters:

Peruvian operations:

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

The Company conducts its operations in Peru through a registered Branch.  Although the Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of the labor shares.  The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. In 1971, the Peruvian Government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed 40% in cash and 60% as an equity interest in the enterprise. Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of “labor shares” to be issued in Peru by the Peruvian Branch of SCC.  These labor shares represented an equity interest in the enterprise.  In addition, according to the 1978 law, the equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to the individual employees or former employees.  The cash participation was adjusted to 4.0% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status, and the workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.

In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the minority interest on the Company’s balance sheet. What remains of the workers’ equity participation is now included in the consolidated combined balance sheet under the caption “Minority Interest”.

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1) As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (García Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares. This amount corresponds to the total number of labor shares

A130

for all of the Company’s Peruvian workers, and the complaint is seeking to have labor shares issued to the plaintiffs proportionally to each in accordance with their time of work with the Company, plus dividends on such labor shares. In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the labor shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000.  On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedure requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  The lower labor judge dismissed the lawsuit in January 2005.  In March 2005, the plaintiffs appealed to the Lima Labor superior court which has dismissed the lawsuit due to the plaintiffs not following the proper appeal procedures.

2) Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), of the Company seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31,1977 (we understand the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest” and (2) labor shares resulting from capital increases made by the Branch in 1980 “…for the amount of the workers’ participation of S/. 17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends. On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.

Previous Case:

The two above mentioned cases, are similar to a concluded lawsuit filed by 127 former employees on July 15, 1996, also represented by Mr. Garcia Ataucuri, which sought the issuance and delivery of 38,763,806.80 labor shares plus dividends and S/. 1,118,439,980.23 representing labor share capital increases made by the Branch.  In December 1999, the lower court dismissed the complaint against the Company.  Plaintiffs appealed this decision in January 2000 before the Superior Court.  In August 2000 the Superior Court affirmed the lower court decision and the plaintiffs filed an appeal before the Supreme Court.  In June 2002 the Supreme Court dismissed the appeal and as a consequence the Superior Court decision became final.

It should be noted that these two (2) lawsuits refer to a prior Peruvian currency called “sol de oro,” which was later changed to the “new sol.”   One billion of soles de oro is equivalent to today’s one new sol.  The labor shares are currently called investment shares.

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

A131

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

Mexican operations-

The Mexican Geological Services (MGS) Royalties:

In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997.  Mexcobre answered and denied MGS’s claims in October 2002.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  We estimate that the payment made on January 11 will cover 100% of the royalty payments required for past periods.  The residual payments will be determined based on a recent ruling of the Third Federal District Judge issued on January 22, 2007.  On an ongoing basis the Company will be required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

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

The first action was resolved by denying IMMSA’s interest on August 23, 2006 by a Federal Court.  IMMSA submitted on September 21, 2006 its last appeal before the Supreme Court of Justice.

Based on the foregoing IMMSA is expecting that in the near future Desarrolladora Intersaba, S.A. de C.V. will file a lawsuit against IMMSA, requesting payment of certain damages supposedly caused by IMMSA, during the procedure of annulment requested.

These actions are awaiting final resolutions. IMMSA believes that, should the outcome of

A132

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

Peruvian operations:

In Peru the Superintendencia Nacional de Administración Tributaria (“SUNAT”), the Peruvian Tax Administration, regularly audits the Company.  These audits can result in proposed assessments.

A133

In 2002, the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed.  After appeal, the Company settled many of the issues with SUNAT in 2003.  However, the portion of the assessment related to the disallowance of financial expenses is still pending resolution.  In addition, the Company has not recognized a liability for penalties and interest related to the portion of the assessments settled in 2003 or for the pending assessment related to financial expenses, as it considers that they are not applicable.  The status of these pending issues as well as other tax contingencies is as follows:

a) Year 1996:  With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003.  This deposit is recorded in other assets on the condensed consolidated balance sheet.  The Company was not required to issue a deposit for appeal of assessments and rulings with respect to any other years.  In February 2004, the Peruvian tax court denied the Company’s appeal.  Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT in the superior court of Peru.  In September 2005, the Superior Court declared the Company’s claim valid.  SUNAT appealed this decision to the Peruvian Supreme Court in Lima.  In December 2006, the Peruvian Supreme Court confirmed the opinion of the lower court that declared valid SPCC’s claim.  As SUNAT has not appealed this decision within the legal timeline, the Company considers this case closed and will file for a refund of the funds related to the letter of credit in the first quarter of 2007.

b) Year 1997:  With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  Consequently, SUNAT issued a new penalty in December 2003.  This penalty had been protested before SUNAT.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain financial expense) for fiscal year 1997 was denied.  In May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court, seeking the reversal of the ruling of the tax court.  In July 2005 the Superior Court decided in favor of the Company and remanded the case to SUNAT for a new pronouncement.  SUNAT has appealed the court’s decision to the Peruvian Supreme Court in Lima.  In December 2006, the Supreme Court declared null the lower court’s opinion and remanded the case back to the lower court for final resolution.

c) Years 1998 and 1999: SUNAT has not ruled on the portion of the 1998 and 1999 assessment related to the financial deductions.  However, in August 2006, SUNAT ruled on other 1998/1999 issues related to payment of commissions to certain financial institutions.  The ruling resolved one issue in favor of the Company and other issues against the Company.  The Company has appealed before the Peruvian tax court the portion of the claim decided against the Company.

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

In June 2006, a fiscal court resolution was published with regards to another company, which states that profits related to foreign exchange differences need not be included in calculations for monthly advance tax payments.  The fiscal court has indicated that this resolution is applicable to all future cases that are similar. As such, the Company expects that the portion of the 2000/2001 tax assessment related to foreign exchange difference will be removed from the assessment.

A134

In September 2006, SUNAT declared not valid the Company’s claim related to the income tax rate applied to commissions paid to certain financial institutions. The Company has appealed SUNAT’s decision before the Peruvian tax court.

e) Year 2002: In December 2006, the Company received assessments and penalties from SUNAT for the fiscal years 2002 in which income tax rate applied to services received by the Company and deductions taken by the Company were disallowed. In February 2007, The Company appealed these SUNAT assessments.

Mexican Operations:

MM is regularly examined by the Servicios de Administración Tributaria (“SAT”), the Mexican tax administration.  These examinations can result in proposed assessments.

a) Year 1995:  In March 2001, SAT issued an assessment, related to 1995 tax year, disallowing certain deductions related to the Company housing and local travel expenses.  The Company has appealed these assessment.  The tax courts have ruled against the Company.  The Company believes that final resolution of this issue will not be material to Company financial results.

b) Year 1999:  In May 2005 SAT issued an assessment against MM claiming that MM understated asset value used in the determination of asset tax.  In addition, SAT claimed that MM improperly reduced their consolidated results through the consolidation of two subsidiaries.

MM believes that the SAT assessment is not legal.  Accordingly,  in July 2005, MM filed a Nullity Motion with the Metropolitan Regional Tax Court, Exchequer division, against the assessment, which is currently at the stage of submittal and admission of expert and documentary evidence.

Significant management judgment is required in determining the provision for tax contingencies in Mexico, Peru and the United States.  The estimate of the probable cost for resolution of the tax contingencies has been developed in consultation with legal and tax counsel.  The Company does not believe that there is a reasonable likelihood that there is an exposure to loss in excess of the amounts accrued.

Labor matters

During 2006, there were a number of work stoppages at some of the Company’s Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended in July 2006.  A strike at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Workers at the Cananea copper mine went on a strike on June 1, 2006 returning to work six weeks later on July 17, 2006.  These work stoppages were declared illegal by the Mexican authorities.  On June 9, 2006, the Company announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations.  As a result of these strikes, the Company declared “force majeure” on certain of its June and July copper contracts.  On July 14, 2006, with the approval of a Labor Court, the Company dismissed the La Caridad workers. Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities. On July 26, 2006, the installations were returned to the Company and the Company commenced to hire workers to resume operations.  In July 2006, the Company reopened the La Caridad mine and in the fourth quarter of 2006 restored production to 100% capacity.

In Mexico, on July 12, 2004 the workers of La Caridad went on strike asking for the review of certain contractual clauses.  Such a review was performed and the workers

A135

returned to work 18 days later.  On October 15, 2004, the workers of Cananea went on strike, followed by La Caridad workers.  The strike lasted for six days at La Caridad and nine days at Cananea.  In such case, the operations at the particular mine ceased until the strike was resolved.

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.  In Peru on August 31, 2004, unionized workers at the mining units in Toquepala and Cuajone initiated strike and sought additional wage increases based on high metal prices.  The strike ended after twelve days.  Collective bargaining agreements with the Company’s nine Peruvian labor unions expire in 2007.  It is believed that certain of the unions in common locations are exploring the possibility of merging.  In addition, the Company has received initial proposals from certain unions.  It is too early to assess the outcome of this years labor negotiations, the Company, however, is hopeful that new agreements can be reached without disruptions to the operations.  The Company cannot give assurances that they will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on its financial condition and results of operations.

Mine accident:

On February 19, 2006 an explosion occurred at the IMMSA unit’s Pasta de Conchos coal mine, located in San Juan de Sabinas, Coahuila, Mexico. Immediately, IMMSA along with neighboring industry initiated a rescue effort.  Federal and local governmental help and support was received.  As a result of the accident eight miners were injured and 65 perished.

Both the Coahuila Public District Attorney (Procurador de Justicia) and the Federal Attorney Office (Procuraduria Federal de la República) initiated investigations to establish (1) the causes of the accident and (2) the responsible party.  The investigation is underway; however, it will be necessary for the investigation team to have access to the site where the explosion occurred, which at present is blocked.  Recovery efforts are also continuing, however progress is very slow as access is blocked by debris and rocks.  It may still take several more months to complete this effort.  The underground mine has been closed since the accident and will remain closed until we complete efforts to recover the remains of our workers lost in the accident.

Other legal matters:

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  The consent decree is binding solely on the U.S. government. In March 2003, AMC purchased its interest in SCC from Asarco. In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 9, 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC´s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent

A136

corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, on August 9, 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is jointly administered with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

NOTE 15-STOCKHOLDERS’ EQUITY:

Merger adjustments:

Pursuant to U.S. GAAP, since both SCC and Minera Mexico are under common control for all the periods presented, the acquisition of Minera Mexico by SCC has been reflected at the historical carrying value of Minera Mexico’s assets and liabilities in a manner similar to a pooling of interests.  The difference in the value of the 134.4 million shares of SCC issued and the net carrying value of Minera Mexico has been recognized in equity as a reduction in additional paid-in capital.  In addition, Minera Mexico’s historical common stock, treasury stock and additional paid in capital accounts were eliminated and classified within SCC’s additional paid-in capital.  Minera Mexico’s retained earnings were carried forward as reported to be combined with retained earnings of SCC.  For the purpose of these financial statements, the issuing of 134.4 million shares has been reflected as if they had been outstanding as of January 1, 2004.  Therefore, historical common stock and per share data presented herein differs from that previously reported by SCC on a stand-alone basis.

Common stock:

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

Stock split:

On August 30, 2006 the Executive Committee of the Board of Directors declared a two-for-one split of the Company’s outstanding common stock.  On October 2, 2006 common shareholders of record at the close of business on September 15, 2006, received one additional share of common stock for every share owned.  The Company’s common stock began trading at its post-split price on October 3, 2006.  The split increased the number of shares outstanding to 294,460,850 from 147,230,425.  The stock split has been recorded in our 2006 financial statements.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

A137

Directors Stock Award Plan:

The Company established a non-vested stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 400 shares of common stock upon election and 400 additional shares following each annual meeting of stockholders thereafter. 200,000 shares of Southern Copper common stock have been reserved for this plan.  At December 31, 2006 and 2005, 67,500 and 62,400 shares, respectively, have been awarded under this plan.

Stock Incentive Plan:

The Company’s Stock Incentive Plan expired on January 1,2006.  There were no outstanding stock options under this plan as of December 31, 2006 and 2005.

Employee Stock Purchase Plan:

Grupo Mexico offers eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico for future sales to our employees, subsidiaries and certain affiliated companies. Sales are at the approximate fair market value.  Every two years employees will be able to purchase shares subscribed for purchase in the previous two years.   The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.   At the end of the 8 year period, Grupo Mexico will grant the participant a bonus of 1 share for every 10 shares purchased by the employee.

If Grupo Mexico pays dividends on shares during the eight year period, the participant will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid.  If the participant has only partially paid for shares, the entitled dividends will be used to reduce the remaining liability owed for purchased shares.

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of executive management.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 250,000 shares of Grupo Mexico over an eight year period. In 2006 and 2005, participants received 100,000 and 150,000 shares, respectively, and pursuant to FAS 123R, the Company recorded, net of tax, $0.2 million, in compensation expense in both periods.

Treasury Stock:

Included in treasury stock are shares of the Company’s common stock carried at cost.  In addition, included in treasury stock are shares of the Company’s principal shareholder, Grupo Mexico.  At December 31, 2006 and 2005 treasury stock holds 404,112 shares and 409,312 shares of Southern Copper Corporation common stock with a cost of $4.5 million for both periods.  At December 31, 2006 and 2005 treasury stock holds 139,326,973 shares and 133,365,564 shares with a cost of $82.2 million and $72.0 million of Grupo Mexico, respectively.

The shares of Southern Copper Corporation are used to make awards under the Directors’ Stock Award plan.

The shares of Grupo Mexico are used to make awards under both stock purchase plans. As of December 31, 2006, no shares have been assigned to participants under either plan.

Beginning balance of 2004 has been reclassified from additional paid in capital to treasury stock for $72.9 million, which represents the carrying value of the investment in shares held by one of its Mexican subsidiaries in its controlling shareholder Grupo Mexico.

A138

NOTE 16-DERIVATIVE INSTRUMENTS:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  The Company generally does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper and zinc swaps:

Transactions under these metal price protection programs are not accounted for as hedges under SFAS No. 133 and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in net sales on the consolidated combined statement of earnings.  In 2006, the Company changed its accounting classification policy to recognize gains or losses on metal price derivatives in net sales.  The Company believes that this income statement classification reflects better the intention of this price protection program.  Before 2006, the change in the fair market value of our derivative instruments was accounted for in a separate non-operating income statement line item.  Prior-year gains and losses have been reclassified to conform to the 2006 presentation.

During 2006 and 2005 the Company entered into short copper swap contracts to protect a portion of its copper production. In 2006 the Company entered into swap contracts for 384,500 metric tons of its copper production for future sales at a weighted average price of 316.77 cents per pound and during 2005 the Company entered swap contracts for 299,457 metric tons of copper at a weighted average price of 163.36 cents per pound. Related to the settlement of these copper swap contracts the Company recorded losses of $276.1 million and $23.5 million in 2006 and 2005, respectively.  These losses were recorded in net sales on the consolidated combined statement of earnings. Also, these losses were recorded in net earnings in operating activities of the consolidated combined statement of cash flow.

In addition, the Company entered into a long zinc swap contract to protect the cost of a portion of the zinc concentrates purchases during the recovery from a fire at the San Luis Potosi zinc refinery. Related to the settlement of this zinc swap contract the Company recorded a loss of $0.2 million in 2006.  This loss was recorded in net sales on the consolidated combined statement of earnings. Also, this loss was recorded in net earnings in operating activities of the consolidated combined statement of cash flow.

At December 31, 2006 the Company did not hold any open copper or zinc futures positions.

Gas swaps:

In 2006, the Company established long swap contracts for 3.7 million MMBTUs with a fixed price of $4.2668 per MMBTU.  In this respect, the Company recorded a gain of $6.3 million which was credited to the production cost of 2006.

At December 31, 2006, the Company held long fixed price swap contracts for 10,000 MMBTUs per day at a fixed price of $7.525 per MMBTU for the first three months of 2007 to protect the Company’s production cost from the uncertainty and high volatility of energy prices during the 2007 winter season.

Interest Rate Swaps:

During 2005 and 2004, the Company entered into short interest rate swap contracts to reduce its exposure to interest rate risk on certain of its floating rate bank obligations.  As a result of these positions, the Company recorded a net gain of $1.2 million and a net loss of $1.4 million in 2005 and 2004, respectively. These gains and losses were recorded in loss on derivatives in the consolidated combined statement of earnings.  The Company did not hold any interest rate swap contracts during 2006 and does not hold any open position as of December 31, 2006.

A139

Exchange Rate Derivatives, U.S. Dollar / Mexican Peso Contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, during 2006 the Company entered into zero-cost derivatives contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar. In these contracts if the exchange rate settles at or below the barrier, the Company does not sell dollars, if the exchange rate settles above the barrier price established in the contract the Company sells dollars at the strike price established in the contract.

In 2006, the exercise of these zero-cost derivative contracts resulted in a gain of $0.9 million, which was recorded as a gain on derivative instruments on the consolidated combined statement of earnings.

At December 31, 2006 the Company held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/ U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$22.0	1st Quarter 2007	11.19	10.82
$22.0	1st Quarter 2007	11.50	11.19
$78.0	3rd Quarter 2007	11.15	10.675
$78.0	3rd Quarter 2007	11.52	11.15
$83.2	4th Quarter 2007	11.35	10.65
$106.0	1st Quarter 2008	11.28	10.70

At December 31, 2006, the fair value of the above listed exchange rate derivative contracts is $0.5 million.  The notional amount are comprised on therein transactions that have the same strike and Barrier price.

Additionally, the Company holds embedded derivatives which are described in note 3 “Marketable Securities.”

NOTE 17-FINANCIAL INSTRUMENTS:

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

	As of December 31,
	2006		2005
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Accounts receivable associated with provisionally priced sales:
Copper	$(47.3)	$(47.3)	$7.8	$7.8
Molybdenum	$(11.5)	$(11.5)	$(39.2)	$(39.2)
Marketable securities	$280.0	$280.0	—	—

Liabilities:
Debt	$1,525.0	$1,681.1	$1,172.1	$1,189.4

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

A140

Accounts receivable associated with provisionally priced sales: Fair value of copper is based on published forward prices and fair value of molybdenum is based on year-end market prices.

Marketable securities: Due to the short term nature of the investments, current value is deemed to approximate fair value.

Long-term debt: Fair value is based on quoted market prices.

NOTE 18-CONCENTRATION OF RISK:

The Company operates four copper open-pit mines, five underground poly metal mines, three smelters and eight refineries in Peru and Mexico and substantially all of its assets are located in these countries.  There can be no assurances that the Company’s operations and assets that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments.  Much of the Company’s products are exported from Peru and Mexico to customers principally in United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial paper of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2006, SCC had invested 25.14% of its cash equivalents and marketable securities with Peruvian banks, of which 9.13% was invested with one institution.  Likewise, SCC invested 40.72% of its cash equivalent and marketable securities with Mexican banks, of which 34.88% were invested in one institution.

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

The Company’s five largest trade receivable balances accounted for 39.5%, 40.9% and 33.7% of the trade accounts receivable at December 31, 2006, 2005 and 2004, respectively, of which one customer represented approximately 10.9%, 14.6% and 10.7%, respectively, of our trade accounts receivable.

A141

NOTE 19-RELATED PARTY TRANSACTIONS:

Balances receivable and payable with affiliated companies are shown below (in millions):

	As of December 31,
	2006	2005
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$—	$3.0
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	2.6	5.0
Intermodal Mexico, S.A. de C.V.	—	0.4
Ferrocarril Mexicano, S.A. de C.V.	—	0.4
Other	—	0.3
	$2.6	$9.1
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$0.4	$2.5
Ferrocarril Mexicano, S.A. de C.V.	3.2	3.0
Other	—	0.9
	$3.6	$6.4

Account Receivable from company owned by majority shareholders (Included in Accounts receivable other)—Transportes Aereos S.A. de C.V.	$10.6	$—

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

The Company sold to Asarco LLC (Asarco), an affiliate of Grupo Mexico, $0.3 million, $11.6 million and $13.0 million of metal products in 2006, 2005 and 2004, respectively; and purchased metal products from Asarco for $1.1 million and $1.0 million in 2005 and 2004, respectively. In addition, the Company paid $2.5 million and $3.8 million to Asarco in 2005 and 2004, respectively, for tolling services. There were no purchases of metal products and tolling services from Asarco in 2006.

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  In 2005, these activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico for these support services.  The total amount paid by the Company to Grupo Mexico for such services in each of the years 2006, 2005 and 2004 was $13.8 million.  The Company expects to continue to pay for these services going forward in an amount of $13.8 million per year.

The Company paid nil, $0.5 million and $3.3 million in 2006, 2005 and 2004, respectively, in interest expenses related to borrowings from Grupo Mexico.

The Company’s Mexican operations paid fees of $17.2 million, $21.0 million and $19.3 million in 2006, 2005 and 2004, respectively; primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid cargo, services rendered of $29.8 million, $29.8 mi1lion and $0.4 million in 2006, 2005 and 2004, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

A142

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  These transactions amounted to approximately $5.5 million, $3.7 million and $6.1 million in 2006, 2005 and 2004, respectively. Additionally, in the third quarter of 2006 our Mexican subsidiary provided a short-term interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane.  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.

The Company purchased $5.5 million, $4.0 million and $1.8 million in 2006, 2005 and 2004, respectively; of industrial material from companies in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.  In addition, the Company purchased $0.5 million, $0.2 million and $0.4 million in 2006, 2005 and 2004, respectively, of industrial material from companies in which Mr. Alejandro Gonzalez is employed as a sales representative.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The former holders of the Company’s Class A common stock until June 2005 and their affiliates purchase copper and other products from the Company from time to time at prices determined by reference to the LME and COMEX market price for copper and published prices for other products, if available.  These purchases were $15.2 million and $73.9 million in 2005 and 2004, respectively.

See also the disclosure on the acquisition of Minera Mexico in note 1.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

NOTE 20-SEGMENT AND RELATED INFORMATION:

Southern Copper operates in a single industry, the copper industry.  Prior to the April 1, 2005 acquisition of Minera Mexico, the Company determined that its operations in Peru fell within one segment.  With the acquisition of Minera Mexico the Company continues to operate principally in one industry.  However, because of the demands of managing operations in two countries, effective April 1, 2005, Company management views the new Southern Peru as having three operating segments and manages on the basis of these segments.  Additionally, in mining copper the Company produces a number of metal byproducts, most important of which are molybdenum, silver and zinc.  The significant increase in the price of molybdenum over the past three years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.  Intersegment sales included in this information, are based on arms-length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

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

A143

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

Financial information relating to Company’s segments is as follows:

	Year Ended, December 31, 2006
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined
	(in millions)

Net sales outside of segments	$1,679.1	$598.3	$3,182.8	$—	$5,460.2
Intersegment sales	308.0	104.2	32.6	(444.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	867.8	345.9	1,247.4	(441.3)	2,019.8
Selling, general and administrative expenses	37.5	23.8	36.0	(9.0)	88.3
Depreciation, amortization and depletion	160.2	28.2	86.4	0.3	275.1
Exploration	1.8	7.3	13.6	—	22.7
Operating income	$919.8	$297.3	$1,832.0	$5.2	3,054.3

Less:
Interest, net					(35.3)
Loss on debt prepayment					(1.1)
Loss on derivative instruments					(11.6)
Gain on disposal of property					1.9
Other income (expense)					(2.2)
Taxes on income					(959.1)
Minority interest					(9.3)
Net earnings					$2,037.6

Capital expenditures	$157.2	$45.3	$253.3	$—	455.8
Property, net	$1,587.5	$268.9	$1,637.1	$44.8	3,538.3
Total assets	$2,624.8	$658.7	$3,210.4	$(132.0)	$6,361.9

A144

	Year Ended, December 31, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined
Net sales outside of segments	$1,667.4	$261.8	$2,159.9	$—	$4,089.1
Intersegment sales	90.9	186.9	7.8	(285.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	836.6	330.8	756.0	(288.0)	1,635.4
Selling, general and administrative expenses	37.1	19.4	34.0	(9.4)	81.1
Depreciation, amortization and depletion	176.7	24.0	76.5		277.2
Exploration	3.8	7.7	12.9	—	24.4
Operating income	$704.1	$66.8	$1,288.3	$11.8	2,071.0

Less:
Interest, net					(55.6)
Gain on derivative instruments					1.1
Loss on debt prepayment					(10.6)
Gain on disposal of property					2.1
Other income (expense)					(5.7)
Taxes on income					(589.7)
Minority interest					(12.5)
Net earnings					$1,400.1

Capital expenditures	$104.5	$44.2	$321.9	$—	$470.6
Property, net	$1,559.3	$270.1	$1,468.7	$28.0	$3,326.1
Total assets	$2,538.3	$518.9	$3,333.6	$(703.2)	$5,687.6

A145

	Year Ended, December 31, 2004
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined
Net sales outside of segments	$1,189.3	$191.5	$1,715.9	$—	$3,096.7
Intersegment sales	0.4	125.6	—	(126.0)	—
Cost of sales (exclusive of depreciation, Amortization and depletion)	548.2	231.1	672.2	(117.2)	1,334.3
Exploration	2.5	4.1	9.0	—	15.6
Depreciation, amortization and depletion	91.0	22.3	77.7	1.6	192.6
Selling, general and administrative expenses	24.2	15.4	29.9	2.3	71.8
Operating income	$523.8	$44.2	$927.1	$(12.7)	1,482.4

Less:
Interest, net					(87.5)
Gain on disposal of properties					53.5
Loss on derivative instruments					(1.4)
Loss on debt prepayment					(16.5)
Other income (expense)					(9.7)
Taxes on income					(433.7)
Minority interest					(4.7)
Net earnings					$982.4

Capital expenditures	$41.4	$15.2	$171.7	$—	$228.3
Property, net	$1,574.1	$257.1	$1,217.5	$19.8	$3,068.5
Total assets	$3,297.8	$598.4	$2,597.1	$(1,174.1)	$5,319.2

A146

Sales value per segment:

	Year Ended, December 31, 2006
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Consolidated
Copper	$1,748.9	$124.7	$2,595.0	$(321.4)	$4,147.2
Molybdenum	125.3	—	449.7		575.0
Other	112.9	577.8	170.7	(123.4)	738.0
Total	$1,987.1	$702.5	$3,215.4	$(444.8)	$5,460.2

	Year Ended, December 31, 2005
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined
Copper	$1,310.3	$134.2	$1,467.5	$(196.5)	$2,715.5
Molybdenum	271.0	—	655.5	—	926.5
Other	177.0	314.5	44.7	(89.1)	447.1
Total	$1,758.3	$448.7	$2,167.7	$(285.6)	$4,089.1

	Year Ended, December 31, 2004
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined
Copper	$908.0	$67.9	$1,177.3	$(44.3)	$2,108.9
Molybdenum	151.8	—	495.6	—	647.4
Other	129.9	249.2	43.0	(81.7)	340.4
Total	$1,189.7	$317.1	$1,715.9	$(126.0)	$3,096.7

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Year ended December 31,
(in millions)	2006	2005	2004
United States	$1,747.5	$1,394.2	$1,108.3
Europe	1,711.6	823.7	675.7
Mexico	1,094.7	930.9	629.6
Peru	155.2	72.0	43.8
Latin America, excluding Mexico and Peru	659.4	671.7	460.2
Australia	—	3.3	6.2
Asia	368.1	216.8	172.9
Derivative instruments	(276.3)	(23.5)	—
Total	$5,460.2	$4,089.1	$3,096.7

At December 31, 2006, the Company has recorded provisionally priced sales of 169.9 million pounds of copper, at a forward average price of $2.87 per pound.  Also, the Company has recorded provisionally priced sales of 7.3 million pounds of molybdenum at the year-end market price of $24.50 per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

A147

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2006:

Pounds of copper	Priced at	Month of settlement
(millions)
90.5	2.86159	January 2007
62.9	2.86694	February 2007
4.8	2.87396	April 2007
11.7	2.87759	June 2007
169.9	2.86502	Total

Pounds of molybdenum	Market price	Month of settlement
(millions)
4.5	24.50000	January 2007
1.8	24.50000	February 2007
1.0	24.50000	March 2007
7.3	24.50000	Total

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December 31 (in millions):

	As of December 31,
	2006	2005
Copper	$(47.3)	$7.9
Molybdenum	(11.5)	(39.2)
Total	$(58.8)	$(31.3)

During the month of January  2007, the market price of copper decreased. And the molybdenum market price had a slight increase. The effect of these changes on 2006 sales settling in January 2007 was a reduction of $26.1 million in sales. Additionally, forward prices for copper as of January 31,2007 also decreased, the effect of this decrease on 2006 open sales settling after January 2007 would be a further reduction of $22.1 million in sales.

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

Under the terms of a sales contract with Mitsui Bussan Metals Sales Co., an affiliate of Mitsui & Co. Ltd. (“Mitsui”), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually for a fifteen-year period through December 31, 2013.  If the shipment destination is Asia, the pricing of the cathodes is based upon the LME monthly average settlement price.  However, if the destination of shipments is the United States, the pricing of the cathodes is based upon the COMEX monthly average settlement price plus a producer premium, which is agreed upon annually based on world market terms.  90,000 tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 in 2014 and 42,000 in 2015.

A148

NOTE 21-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2006
	1st	2nd	3rd	4th	Year
Net sales	$1,121.3	$1,276.7	$1,412.2	$1,650.0	$5,460.2
Operating income	$632.7	$649.0	$804.5	$968.1	$3,054.3
Net earnings	$421.6	$439.3	$521.6	$655.1	$2,037.6
Net earnings per share:
Basic and diluted	$1.43	$1.49	$1.77	$2.23	$6.92
Dividend per share	$1.38	$1.38	$1.00	$1.37	$5.13

	2005
	1st	2nd	3rd	4th	Year
Net sales	$945.1	$947.8	$1,030.2	$1,166.0	$4,089.1
Operating income	$470.6	$438.3	$545.8	$616.3	$2,071.0
Net earnings	$298.4	$311.9	$369.4	$420.4	$1,400.1
Net earnings per share:
Basic and diluted	$1.01	$1.06	$1.26	$1.43	$4.76
Dividend per share	$0.34	$1.19	$0.52	$0.85	$2.90

All the per share amounts prior to 3rd quarter 2006 had been restated to reflect the common stock split.

NOTE 22—SUBSEQUENT EVENTS

On January 25, 2007, a dividend of $1.70 per share was announced payable March 2, 2007 to shareholders of record as of February 13, 2007.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 26, 2007 at 09:00hrs, Mexico City time, at Avenida Baja California No. 200, Fifth Floor, Colonia Roma Sur, Mexico City, Mexico.

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

A149

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

Telephone (511) 348-5999, Fax (511) 349-0592.

OTHER CORPORATE INFORMATION

For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

11811 North Tatum Blvd. Suite 2500, Phoenix, Az. 85028, USA

Telephone: (602) 494-5328

SOUTHERN COPPER CORPORATION

11811 North Tatum Blvd. Suite 2500, Phoenix, Az. 85028, USA

Telephone: (602) 494-5328, Fax: (602) 494-5317

NYSE Symbol: PCU

Avenida Caminos del Inca 171, Chacarilla del Estanque, Santiago de Surco, Lima 33 — Peru

Lima Stock Exchange Symbol: PCU

Web Page:  www.southerncoppercorp.com

Email address: spcc@southerncopper.com.pe

CERTIFICATION REQUIRED BY THE NEW YORK STOCK EXCHANGE

The Company has filed with the New York Stock Exchange (“NYSE”) the 2006 certification that the Chief Executive Officer is unaware of any violation of the corporate governance standards of the NYSE.  The Company has also filed with the Securities and Exchange Commission (“SEC”) the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits to the 2005 Annual Report on Form 10-K.  The Company anticipates filing, on a timely basis, the 2007 NYSE certification and is filing the Section 302 certifications as exhibits to this Annual Report on Form 10-K.

A150

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have completed integrated audits of Southern Copper Corporation and its subsidiaries consolidated combined financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated combined financial statements

In our opinion, the accompanying consolidated combined balance sheets and the related consolidated combined statements of earnings, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Southern Copper Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated combined financial statements, the Company changed its methods of accounting for stripping costs incurred during the production phase of a mine, effective January 1, 2006. As discussed in Note 12 to the consolidated combined financial statements, the Company changed its methods of accounting for defined benefit pension and other post retirement plans, effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.

Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other

A151

procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

Mexico D.F. February 28, 2007

A152

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9.A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2006 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9.B.  Other Information

None.

A153

PART III

Items 10, 11, 12, 13, and 14

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages A-63 to A-64.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 26, 2007 or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2007.

The information contained in such definitive proxy statement is incorporated herein by reference.

A154

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) The following documents are filed as part of this report:

1.                               Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Form 10-K
Pages
Consolidated Combined Statement of Earnings for the years ended December 31, 2006, 2005 and 2004	A99
Consolidated Combined Balance Sheet at December 31, 2006 and 2005	A100
Consolidated Combined Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004	A101-A102
Consolidated Combined Statement of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	A103
Notes to the Consolidated Combined Financial Statements	A104-A146
Reports of Independent Registered Public Accounting Firm	A147-148

2.                               Exhibits

3.1	(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005.
(b) Amended and Restated Certificate of Incorporation (as amended May 2, 2006).

3.2	By-Laws, (as amended on April 27 and May 4, 2006).

4.1	(a) Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC.
(b) Registration Rights Agreement, dated as of May 9 2006, by and between Southern Copper Corporation and Citigroup Global Markets, Inc. as Representatives of the Initial Purchasers.

4.2	Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.3	(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.
(b) Indenture governing 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S. A.

4.4	Form of 6.375% Note (included in Exhibit 4.2)

4.5	Form of New 7.500% Note (included in Exhibit 4.3)

4.6	Form of New 7.500% Note (included in Exhibit 4.3 (b)).

10.1	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation)

10.2	Incentive Compensation Plan of the Company

A155

10.3	Form of Directors Stock Award Plan of the Company

10.4	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V.

12.1	Computation of financial ratios

14	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended by the Board of Directors on October 21, 2004

21.1	Subsidiaries of the Company

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328

The exhibits listed as 10.2 through 10.6 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

A156

Schedule II

Valuation and Qualifying Accounts and Reserves

(in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deduction	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2006	5.6	0.3			5.9
2005	8.3	0.4	—	3.1	5.6
2004	8.2	0.9	—	0.8	8.3

Supplies:
2006	23.4	4.9		0.3	28.0
2005	21.5	3.3		1.4	23.4
2004	9.5	12.7	—	0.7	21.5

Notes issued under the pair:
2006	6.3	10.8	—	0.5	16.6
2005	—	6.4	—	0.1	6.3
2004	—	—	—	—	—

Deferred Tax Assets:
2006	81.2	—	—	81.2	—
2005	33.4	47.8	—	—	81.2
2004	87.2	—	—	53.8	33.4

A157

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused his Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

:	By	/s/	Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 26, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ J. Eduardo Gonzalez	Vice President, Finance, Chief Financial Officer and
J. Eduardo Gonzalez	Director (principal financial officer)

/s/ Jose N. Chirinos Fano	Comptroller (principal accounting officer)
Jose N. Chirinos Fano

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Harold S. Handelsman
German Larrea Mota-Velasco	Harold S. Handelsman

/s/ Emilio Carrillo Gamboa	/s/ Genaro Larrea Mota-Velasco
Emilio Carrillo Gamboa	Genaro Larrea Mota-Velasco

/s/ Alfredo Casar Perez	/s/ Armando Ortega Gomez
Alfredo Casar Perez	Armando Ortega Gomez

/s/ Jaime Collazo Gonzalez	/s/ L. Miguel Palomino Bonilla
Jaime Collazo Gonzalez	L. Miguel Palomino Bonilla

/s/Xavier Garcia de Quevedo	/s/ Gilberto Perezalonso Cifuentes
Xavier Garcia de Quevedo	Gilberto Perezalonso Cifuentes

/s/ J. Eduardo Gonzales	/s/ Juan Rebolledo Gout
J. Eduardo Gonzalez	Juan Rebolledo Gout

/s/ Oscar Gonzalez Rocha	/s/ Carlos Ruiz Sacristan
Oscar Gonzalez Rocha	Carlos Ruiz Sacristan

Date:  February 26, 2007

A158

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (Filed as Exhibit 3.1 to the Company’s 2005 3rd quarter Quarterly Report on Form 10-Q and incorporated herein by reference) (b) Amended and Restated Certificate of Incorporation (as amended May 2, 2006). (Filed as Exhibit 3.1 to Registration Statement on Form S-4, File No. 333-135170) filed on June 20, 2006 and incorporated herein by reference)

3.2	By-Laws, as amended on April 27 and May 4, 2006. (Filed as Exhibit 3.2 to Registration Statement on Form S-4, File No. 333-135170 filed on June 20, 2006 and incorporated herein by reference)

4.1

(a) Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC (Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 33-129287 filed on October 28, 2005 and incorporated herein by reference) (b) Registration Rights Agreement, dated as of May 9, 2006, by and between Southern Copper Corporation and Citigroup Global Markets Inc. as Representative of the Initial Purchasers. Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-135170 filed on June 20, 2006 and incorporated herein by reference)

4.2

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference

4.3

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of new York, The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference)

4.4	Form of 6.375% Note (included in exhibit 4.2(a))

4.5	Form of New 7.500% Note (included in Exhibit 4.3)

4.6	Form of New 7.500% Note (included in Exhibit 4.3(b))

10.1

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No. 33-97790)

B1

10.2	Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company’s Form S-4 and incorporated herein by reference)

10.3	Form of Directors’ Stock Award Plan of the Company (Filed as exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

10.4

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V. (Filed as an exhibit to Form 8-K filed on October 22, 2004 and incorporated herein by reference)

12.1	Computation of financial ratios

14.0

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

B2