Form 10-Q
period 2007-03-31
SOUTHERN COPPER CORP/
filed 2007-05-09
CIK 1001838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

2007

First Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007	Commission file number 1-14066

SOUTHERN COPPER CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

11811 North Tatum Blvd. Suite 2500, Phoenix, AZ	85028
(Address of principal executive offices)	(Zip Code)

(602) 494-5328 Registrant’s telephone number, including area code

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

As of April 30, 2007 there were outstanding 294,465,250 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

Part I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended
	March 31,
	2007	2006
	(in thousands)

Net sales	$1,358,337	$1,121,291

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	466,645	406,944
Selling, general and administrative	23,799	24,016
Depreciation, amortization and depletion	74,098	53,103
Exploration	6,418	4,573
Total operating costs and expenses	570,960	488,636

Operating income	787,377	632,655

Interest expense	(29,806)	(22,907)
Capitalized interest	4,966	5,095
Loss on derivative instruments	(21,180)	—
Other income (expense)	20,662	(978)
Interest income	21,928	9,305

Earnings before income taxes and minority interest	783,947	623,170

Income taxes	230,674	199,872
Minority interest	1,591	1,723

Net earnings	$551,682	$421,575

Per common share amounts:
Net earnings basic and diluted	$1.874	$1.432
Dividends paid	$1.700	$1.375
Weighted average common shares outstanding (basic and diluted)	294,461	294,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$888,850	$1,022,778
Marketable securities	380,000	280,000
Accounts receivable trade:
Non affiliates, less allowance for doubtful accounts (2007 — $5,916; 2006 — $5,948)	464,586	560,227
Affiliates	3,315	2,630
Accounts receivable — other	34,800	43,569
Inventories	456,636	413,652
Deferred income tax — current portion	41,373	65,638
Prepaid and other current assets	65,842	54,383
Total current assets	2,335,402	2,442,877

Property, net	3,555,408	3,538,295
Leachable material, net	240,968	231,516
Intangible assets, net	117,542	118,107
Deferred income tax — non-current	—	14,549
Other assets, net	34,133	31,070
Total Assets	$6,283,453	$6,376,414

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	292,983	271,064
Accrued income taxes	119,389	226,047
Due to affiliated companies	4,552	3,581
Accrued workers’ participation	232,234	299,892
Accrued interest	21,894	37,140
Other accrued liabilities	19,500	_11,847
Total current liabilities	700,552	859,571

Long-term debt	1,518,172	1,518,111
Deferred income taxes	184,251	194,759
Non current taxes payable	38,948	—
Other liabilities	115,481	111,196
Asset retirement obligation	12,424	12,183
Total non-current liabilities	1,869,276	1,836,249

Commitments and Contingencies (Note L)

MINORITY INTEREST	13,796	13,989

STOCKHOLDERS’ EQUITY
Common stock	2,949	2,949
Additional paid-in capital	772,693	772,693
Retained earnings	3,057,914	3,010,307
Other accumulated comprehensive loss	(23,288)	(22,332)
Treasury stock	(110,439)	(97,012)
Total Stockholders’ Equity	3,699,829	3,666,605

Total Liabilities, Minority Interest and Stockholders’ Equity	$6,283,453	$6,376,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2007	2006
	(in thousands)

OPERATING ACTIVITIES

Net earnings	$551,682	$421,575
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	74,098	53,103
Capitalized leachable material	(20,461)	—
Remeasurement loss (income)	(4,682)	572
Provision for deferred income taxes	20,246	19,712
Loss (gain) on sale of property	(623)	—
Unrealized loss on derivative instruments	22,688	—
Minority interest	1,591	1,723
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	81,034	24,364
Inventories	(42,984)	(40,303)
Accounts payable and accrued liabilities	(245,439)	(78,820)
Other operating assets and liabilities	111,447	35,731
Net cash provided from operating activities	548,597	437,657

INVESTING ACTIVITIES
Capital expenditures	(85,030)	(143,117)
Purchase of marketable securities	(100,000)	—
Other	560	(1,811)
Sales of property	611	—
Net cash used for investing activities	(183,859)	(144,928)

FINANCING ACTIVITIES
Dividends paid to common stockholders	(500,584)	(404,877)
Distributions to minority interest	(1,759)	(2,985)
Other	61	658
Net cash used for financing activities	(502,282)	(407,204)

Effect of exchange rate changes on cash and cash equivalents	3,616	14,099

Decrease in cash and cash equivalents	(133,928)	(100,376)
Cash and cash equivalents, at beginning of period	1,022,778	876,003

Cash and cash equivalents, at end of period	$888,850	$775,627

	3 Months Ended March 31,
	2007	2006
	(in thousands)
Supplemental disclosure of cash flow information, cash paid during the period for:
Interest	$6,486	$19,415
Income taxes	$264,511	$148,424
Workers participation	$171,436	$96,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31 2007 and 2006.  The condensed consolidated financial statements for the three month periods ended March 31, 2007 and 2006 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated May 9, 2007, is presented on page 43.  The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2006 and notes included in the Company’s 2006 annual report on Form 10-K.

B.             Change in Accounting Principle — Adoption of FIN 48:

Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (FIN 48) was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards (SFAS) No. 109.  FIN 48 replaces SFAS No.5 with respect to accounting for all tax positions, both certain and uncertain.  FIN 48 became effective for the Company on January 1, 2007 and prescribes a comphrehensive model for the recognition, measurement, financial statement presentation and disclosure of uncertain tax positions taken or expected to be taken in a tax return.  FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company classifies income tax-related interest and penalties as income taxes in the financial statements.

The total amount of unrecognized tax benefits as of the January 1, 2007 date of adoption of FIN 48 was $32.0 million.  This amount related entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.  The cumulative effect of the implementation of FIN 48 on retained earnings was a net reduction of $3.5 million.  There were no material changes to the amount of unrecognized tax benefits during the quarter ended March 31, 2007.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $25.4 million at adoption and did not materially change by March 31, 2007.

As of the January 1, 2007 adoption of FIN 48, the Company’s liability for uncertain tax positions included accrued interest of $13.9 million.  The liability included no accrued penalties because management expects no penalties to apply to the resolution of any of its uncertain tax positions.  The amount of increase in accrued interest during the quarter ended March 31, 2007 was not material.

Various tax positions are currently under review by the U.S. Internal Revenue Service (“IRS”) Appeals Office.  It is not likely that this review will result in a cash payment within twelve months of March 31, 2007.

Such positions include the determination of appropriate depreciation periods for fixed assets, the capitalization of costs to the copper inventory inherent in leachable dumps, and depletion deductions.

As of the January 1, 2007 adoption of FIN 48, management did not expect that a final resolution of the IRS review would result in a significant change in the Company’s liability.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the quarter ended March 31, 2007.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:	1997 and all following years
U.S.:	1997 and all following years
Mexico:	2001 and all following years

C.             Marketable Securities:

Reverse barrier notes:

Commencing in 2006 the Company began making short term investments (90 days to 1 year).  The investments initially contained interest rates above the prevailing market rates. At March 31, 2007 the Company holds $380 million in investments of these types, as follows (in millions):

Investment	Investment Book Value
3-month note, issued December 12, 2006 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7%, a barrier range is established by a pool of Mexican and Peruvian bond issues.	$200.0
3-month note, issued January 19, 2007 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7.25%, a barrier range is established by a pool of Mexican and Peruvian bond issues.	100.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	20.0
300-day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	20.0
$380.0

In the first quarter of 2007 the Company earned $6.0 million on these investments, which were recorded in interest income on the condensed consolidated statement of earnings.

Certain of these investments are indexed to SCC common stock while others are indexed to certain bond pools.  Both types of indexation clauses could cause the principal of the investment to be reduced if the established ranges are breached.  Since the notes are not principal protected the Company may lose part or all of the initial investment.  These indexation clauses have been deemed to be bifurcated embedded derivatives and have been subject to valuation using a binomial model.  At March 31, 2007, valuing the embedded derivatives at fair value resulted in a liability of $34.3 million.  This liability has been included in other accounts payable and the increment of the liability in the first quarter of 2007 of $22.7 million is recorded as loss on derivative instruments on the condensed consolidated statement of earnings.

D.            Inventories were as follows:

(in millions)

	March 31, 2007	December 31, 2006
Metals at lower of average cost or market:
Finished goods	$89.5	$116.1
Work-in-process	181.4	121.9
Supplies at average cost	185.7	175.7
Total inventories	$456.6	$413.7

E.   Income Taxes:

The Company’s income tax provision for the three months ended March 31, 2007 and 2006 was $230.7 million and $199.9 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2007 and 2006 periods are 29.4% and 32.1%, respectively. A decrease of 1% in the statutory Mexican tax rate contributed to the decrease in the 2007 effective income tax rate. In addition, a tax inflation adjustment and the effect of currency conversion adjustment in our Mexican operations also contributed to the reduction in the effective tax rate.

F.   Provisionally Priced Sales:

At March 31, 2007, the Company has recorded provisionally priced sales of 83.4 million pounds of copper, at an average forward price of $3.11 per pound.  Also the Company has recorded provisionally priced sales of 3.7 million pounds of molybdenum at the quarter-end market price of $28.13 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future months of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2007:

Copper (million lbs.)	Priced at	Month of Settlement
20.0	3.132164	April 2007
6.4	3.134586	May 2007
17.3	3.114370	June 2007
17.3	3.099400	August 2007
11.0	3.085340	September 2007
11.4	3.069010	October 2007
83.4	3.107073	Total

Molybdenum (million lbs.)	Priced at	Month of Settlement
1.7	28.125000	April 2007
1.2	28.125000	May 2007
0.8	28.125000	June 2007
3.7	28.125000	Total

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

G.  Derivative Instruments:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices and interest rate risk exposure.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper and zinc derivatives:

From time to time the Company has entered into derivative instruments to protect a fixed copper, or zinc price for a portion of our metal sales.  The Company did not hold any copper or zinc swaps in the 2007 and 2006 first quarters.

During April 2007, the Company entered into copper collar contracts to protect 8.4 million pounds of copper production for each of the months, June 2007 through December 2007 at weighted average minimum and maximum prices of $3.18 per pound and $4.04 per pound, respectively, for each of the months.

Gas swaps:

The Company established long swap contracts for 900,000 MMBTUs with a fixed price of $7.525 in the first quarter of 2007 and 900,000 of MMBTUs with a fixed price of $4.2668 per MMBTU in the first quarter of 2006.  In this respect, the Company recorded a loss of $0.9 million and a gain of $2.3 million, in the first quarter of 2007 and 2006, respectively, which were charged/(credited) to the production cost.  At March 31, 2007, we do not hold any open gas swap contract.

Exchange rate derivatives, U.S. dollar / Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, during 2006 the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.  In these contracts if the exchange rate settles at or below the barrier, the Company does not sell US dollars, if the exchange rate settles above the barrier price established in the contract the Company sells US dollars at the strike price established in the contract.

In the first quarter of 2007 the exercise of these zero-cost derivative contracts resulted in a gain of $1.5 million, which was recorded as a gain on derivative instruments on the condensed consolidated statement of earnings.

At March 31, 2007 the Company held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/U.S. Dollars)
$52.0	3rd Quarter 2007	11.15	10.675
$52.0	3rd Quarter 2007	11.52	11.15
$52.0	3rd Quarter 2007	11.90	11.54
$72.0	4th Quarter 2007	11.35	10.65
$72.0	4th Quarter 2007	11.65	11.35
$80.0	1st Quarter 2008	11.60	11.28
$80.0	1st Quarter 2008	11.28	10.70

At March 31, 2007, the fair value of the above listed exchange rate derivative contracts is $0.1 million.  The notional amounts are comprised on therein transactions that have the same strike and barrier price.

Dual currency notes:

In the first quarter of 2007 the Company invested $120.0 million in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates.  These investments matured in the first quarter 2007 and the Company recorded interest income of $0.5 million.

Additionally, the Company holds embedded derivatives which are described in note C “marketable securities.”

H.  Asset Retirement Obligation:

In 2005 the Company added an estimated asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and regulated in 2005.  In accordance with the law a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006.  The plan is subject to review by MEM for 45 days.  After the MEM review the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which will then be subject to MEM approval and open to public discussion and comment in the area of the Company operations.  The Company is still awaiting MEM’s initial review.  The Company has made an estimated provision for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan, expected later in 2007.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience and includes cost at the Ilo smelter, the tailing disposal, dismantling of the Toquepala and Cuajone concentrators, shops and auxiliary services.  In this regard we recorded an additional asset retirement liability in 2005 of $5.2 million for this law and increased net property by $4.6 million.

The following table summarizes the asset retirement obligation activity for the first quarter 2007 and 2006 (in millions):

	2007	2006
Balance as of January 1,	$12.2	$11.2
Additions, changes in estimates	—	—
Accretion expense	0.2	0.3
Balance as of March 31,	$12.4	$11.5

I.    Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	March 31, 2007	December 31, 2006
Affiliate receivable:
Mexico Proyectos y Desarro1los S.A. de C.V. and affiliates	$3.3	$2.6
Total	$3.3	$2.6

Affiliate payable:
Grupo Mexico S.A. de C.V. and affiliates	$2.1	$0.4
Ferrocarril Mexicano, S.A. de C.V.	2.4	3.2
Total	$4.5	$3.6

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates.  These transactions include the lease of office space, air transportation and construction services and products and services relating to mining and refining.  The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes.  These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions.  It is our policy that the Audit Committee of the Board of Directors shall review all related party transactions.  The Company is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Audit Committee.

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  Grupo Mexico is paid for these support services.  The total amount paid by the Company to Grupo Mexico for such services in the first quarter of 2007 and 2006 was $3.5 million. The Company expects to continue to pay for these services going forward in an amount of $13.8 million per year.

The Company’s Mexican operations paid $4.1 million and $4.9 million in the first quarter of 2007 and 2006, respectively, for freight services provided by Ferrocarril Mexicano, S.A. de C.V., an indirect subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid $2.7 million and $7.8 million in the first quarter of 2007 and 2006, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  In connection with this, the Company paid fees of $1.0 million and $0.5 million in the first quarter of 2007 and 2006, respectively for maintenance services provided by Mexico Compañia de Productos Automotrices S.A. de C.V., a company controlled by the Larrea family.  Additionally, in the third quarter of 2006 our Mexican subsidiary provided a short-term interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane which was paid in the first quarter of 2007.  Our Mexican subsidiaries have provided a guaranty for a new temporary $10.6 million loan, secured by MexTransport.  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.

The Company purchased $1.3 million in the first quarter of 2007 and 2006 of industrial material from companies in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.  In addition, the Company purchased $0.1 million in the first quarter of 2007 and 2006 of industrial material from companies in which Mr. Alejandro Gonzalez is employed as a sales representative.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

It is anticipated that in the future the Company will enter into similar transactions with such parties.

J.   Employee Benefit Plans:

SCC Defined Benefit Pension Plan—

The components of the net periodic benefit costs for the quarter ended March 31, are as follows ($ in millions):

	2007	2006(1)

Interest cost	$0.2	$0.2
Expected return on plan assets	(0.1)	(0.1)
Amortization of net loss	—	—
Net periodic benefit cost	$0.1	$0.1

(1)             2006 quarter based on average of annual amount.

SCC Post-retirement Health Care Plan—

The components of the net period benefit costs for the post-retirement health care plan for the quarter ended March 31, 2007 and 2006 are individually and in total less than $0.1 million.

Minera Mexico Defined Benefit Pension Plans—

The components of the net periodic benefit costs for the quarter ended March 31, are as follows ($ in millions):

	2007	2006

Interest cost	$0.5	$0.5
Service cost	0.5	0.5
Expected return of plan assets	(0.5)	(0.5)
Net periodic benefit cost	$0.5	$0.5

Minera Mexico Post-retirement Health Care Plan—

The components of the net periodic cost for the quarters ended March 31, 2007 and 2006 are as follows ($ in millions):

	2007	2006

Interest cost	$0.6	$0.6
Service cost	0.1	0.1
Net periodic benefit cost	$0.7	$0.7

K.  Comprehensive Income:

	Three months ended
	March 31,
	2007	2006
Net income	$551,682	$421,575
Other comprehensive income (loss) net of tax:
(Realized) unrealized gain on investment	(956)	1,101
Comprehensive income	$550,726	$422,676

L.   Commitments and Contingencies:

Peruvian Operations

Regional development contribution:

On December 28, 2006, the Company’s Peruvian branch signed a contract with the Peruvian government that commits the Company to make annual (five-year) contributions for the regional development of Peru.  This has been in response to an appeal by the new president of Peru to the mining industry.  The Company, as well as the mining industry, has responded positively to help with this cause.  The programs envisioned will focus initially on nutrition for young children and expectant mothers, education and health services.  The Company has a program of contributions, starting in 2007, with a contribution of $16.1 million, calculated based on 2006 Peruvian earnings after income tax.  In accordance with the agreement, the contribution from 2006 earnings must be segregated from the Branch resources as of April 30, 2007.  For such purpose, the money was deposited with a separate entity, named “Asociación Civil Ayuda del Cobre” which will disburse the funds for the approved investments in accordance with the agreement.  The following four years’ contributions could increase or decrease depending on copper prices. If the copper price drops below $1.79 per pound the contribution will cease.   The Company made a provision of $1.9 million in the first quarter of 2007 based on Peruvian earnings for this contribution.

Royalty charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $10.1 million and $8.3 million in the first quarter of 2007 and 2006, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” on the condensed consolidated statement of earnings.

In 2005, a Constitutional Tribunal ruled the law constitutional and additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge.  In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guarantee and Promotional Measures for Investment Contract”), relating to our solvent extraction and electrowinning (“SX/EW”) production, which agreement  purports to, among other things, fix tax rates and other charges relating to such production.  The Company believes that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and intends to protest the imposition of the royalty charge on SX/EW production, when and if assessed.  Provisions made by the Company for the royalty charge do not include approximately $15.7 million of additional potential liability relating to its SX/EW production from June 30, 2004 through March 31, 2007.

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

Peruvian operations:

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through its Ministerio de Energia y Minas (the Ministry of Energy and Mines, or “MEM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

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

With the smelter modernization project, the Company increased sulfur capture over the 92% requirement established by the PAMA. The new smelter is expected to maintain production at current levels.  The Company has, however, encountered some delays in getting to full capacity and as a consequence the Company has sold some concentrates in the first quarter of 2007.  As of March 31, 2007, smelter production reached 80% of capacity and the Company anticipates reaching full capacity in the second quarter of 2007.

A new stationary 17-meter high smelting furnace (IsaSmelt), with a nominal capacity to treat 165 tons of copper concentrate per hour has been installed as part of the modernization project.  The furnace uses Isa technology which is proven throughout the world.  Additionally, two rotary holding furnaces (RHF) have been installed to separate the slag.  The matte (62% copper) from the RHF is then sent to Pierce-Smith converters to produce 99.3% pure copper.  Two 400-ton anode furnaces receive the copper from the converters and with the use of two casting wheels 99.7% pure copper anodes are produced.  Since January 2006, when the anode furnaces entered operation, blister copper production has been basically replaced by anode copper.

As part of the smelter modernization project a new 1000-ton per day oxygen plant as well as a new 800,000 tons per year sulfuric acid plant, two desalination plants, and two effluent treatment plants have been constructed.

Spending on this project through March 2007 was $561.1 million (which includes $59.8 million of capitalized interest).

In 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law was amended in 2004 and again in 2005.  The current modification establishes that mining companies must submit their mine closure plans within one year of publication of final regulations.  In August 2005 final regulations were published and the Company initiated the preparation of the required mine closure plan.  This plan, in its final form, will include the estimated cost required for the Peruvian operations, including cost at the Ilo smelter and refinery, tailings disposal, and the dismantling of the Toquepala and Cuajone concentrators, shops and auxiliary services.

As the law requires that the mine closure plan be prepared by an independent consulting entity, the Company engaged Walsh Peru S.A., a Peruvian subsidiary of Walsh Environmental Scientists and Engineers, Inc. (Boulder, Colorado), and the Mines Group Inc (Reno, Nevada) independent consulting entities to prepare the mine closure plan.  The conceptual plan, without costs, was submitted to MEM in August 2006 and is subject to review by MEM for 45 days.  After the MEM review (which is still pending) the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which is then subject to approval by MEM and open to public discussion and comment in the area of Company operations.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company believes the liability for these asset retirement obligations cannot currently be precisely measured, or estimated, until the Company has completed its final mine closure plan and is reasonably confident that it will be approved by MEM in most material respects.  However, the Company has made a preliminary estimate of this liability and has recorded such amount in its financial statements.  As of March 31, 2007, the Company has recorded $5.9 million for this liability.  The Company believes that this estimate should be viewed with caution, pending final approval of its mine closure plan, expected in 2007.

For the Company’s Peruvian operations, environmental capital expenditures were $11.7 million and $63.3 million in the first quarter of 2007 and 2006, respectively.

Mexican operations:

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

The principal legislation applicable to the Company’s Mexican operations is the federal Ley General del Equilibrio Ecologico y la Proteccion al Ambiente (the “General Law of Ecological Balance and Environmental Protection, or the Environmental Law”), which is enforced by the Procuraduria Federal de Proteccion al Ambiente (“Federal Bureau of Environmental Protection or the PROFEPA”).  The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards.  PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Codigo Penal Federal (Federal Criminal Code), the PROFEPA must inform corresponding authorities regarding environmental non-compliance.

Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, United States and Canada in connection with NAFTA in February 1999.  However, the Company’s management does not believe that continued compliance with the Environmental Law or Mexican State environmental laws will have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that future laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

Due to the proximity of certain facilities of Minera Mexico to urban centers, the authorities may implement certain measures that may impact or restrain the operation of such facilities.

For the Company’s Mexican operations, environmental capital expenditures were $4.1 million and $0.8 million in the first quarter of 2007 and 2006, respectively.  We expect to spend approximately $3.9 million for environmental capital expenditures in the remaining three quarters of 2007.

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

In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the minority interest on the Company’s balance sheet.  What remains of the workers’ equity participation is now included in the consolidated balance sheet under the caption “Minority Interest”.

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1) As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (García Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares.  This amount corresponds to the total number of labor shares for all of the Company’s Peruvian workers, and the complaint is seeking to have labor shares issued to the plaintiffs proportionally to each in accordance with their time of work with the Company, plus dividends on such labor shares.  In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the labor shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000.  On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedure requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  The lower labor judge dismissed the lawsuit in January 2005.  In March 2005, the plaintiffs appealed to the Lima Labor Superior Court.  The Superior Court annulled the appeal due to procedural defects and remanded the case to the lower court for further proceedings.  The lower court is considering motions of certain plaintiffs to reinstate the appeal.  If the lower court grants the motions, the Company believes that the appeal would proceed only for the limited number of plaintiffs that have cured the procedural defects.

2) Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), of the Company seeking delivery of (1) labor shares (or shares of whatever other current legal denomination)corresponding to years 1971 to December 31,1977 (we understand the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest” and (2) labor shares resulting from capital increases made by the Branch in 1980 “…for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.

Previous Case:

The two above mentioned cases, are similar to a concluded lawsuit filed by 127 former employees on July 15, 1996, also represented by Mr. Garcia Ataucuri, which sought the issuance and delivery of 38,763,806.80 labor shares plus dividends and S/.1,118,439,980.23 representing labor share capital increases made by the Branch.  In December 1999, the lower court dismissed the complaint against the Company.  Plaintiffs appealed this decision in January 2000 before the Superior Court.  In August 2000 the Superior Court affirmed the lower court decision and the plaintiffs filed an appeal before the Supreme Court.  In June 2002 the Supreme Court dismissed the appeal and as a consequence the Superior Court decision became final.

It should be noted that these two (2) lawsuits refer to a prior Peruvian currency called “sol de oro,” which was later changed to the “new sol.”   One billion of soles de oro is equivalent to today’s one new sol.  The labor shares are currently called investment shares.

The Company asserts that the claims are without merit and that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  We do not believe that an unfavorable outcome is reasonably possible.  The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.

Mineria Integral S.A.C.:

In January 2007, the Company was served with a complaint filed in Peru by Mineria Integral S.A.C.  The complaint alleges that the Company has trespassed on certain mining rights of the plaintiff and seeks that the Company desist from the trespass and pay compensation in the amount of $49,139,476.  The Company believes that this lawsuit is without merit and is vigorously defending itself against this action.

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

Mexican operations—

The Mexican Geological Services (MGS) Royalties:

In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  We estimate that the payment made on January 11, 2006 will cover 100% of the royalty payments required for 2005 and prior periods.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The Company believes that the payment made on account for this period is correct.

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

The first action was resolved by denying IMMSA’s interest on August 23, 2006 by a Federal Court.  IMMSA submitted on September 21, 2006 its last appeal before the Supreme Court of Justice. In February 2007, this court ruled against IMMSA’s interests.

IMMSA believes that, while this outcome was adverse to its interests, the construction of the “Villa Magna” housing and commercial development will not, in itself, affect the operations of IMMSA’s zinc plant.

Desarrolladora Intersaba, S.A. de C.V. has filed a lawsuit against IMMSA, requesting payment of damages in the amount of approximately $11.0 million supposedly caused by IMMSA, during these proceedings.  IMMSA intends to vigorously defend against this lawsuit.

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

Tax contingency matters—

The Company is regularly audited by the federal, state and foreign tax authorities both in the United States and internationally.  The amount of unrecognized tax benefits resulting from uncertain tax positions has been developed in consultation with legal and tax counsel and in accordance with the requirements of FIN 48, which was adopted effective January 1, 2007, see Note B above.

U.S. Internal Revenue Service (IRS)

IRS audits can result in proposed assessments.  In 2002, the IRS issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996.  In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  Generally, the years 1994 through 1996 are now closed to further adjustment.

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

Peruvian operations:

In Peru the Superintendencia Nacional de Administracion Tributaria (“SUNAT”), the Peruvian Tax Administration, regularly audits the Company.  These audits can result in proposed assessments.

In 2002, the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed.  After appeal, the Company settled many of the issues with SUNAT in 2003.  However, the portion of the assessment related to the disallowance of financial expenses is still pending resolution.  In addition, the Company has not recognized a liability for penalties and interest related to the portion of the assessments settled in 2003 or for the pending assessment related to financial expenses, as it considers that they are not applicable.  The status of these pending issues as well as other tax contingencies is as follows:

a) Year 1996:  With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003.  This deposit is recorded in other assets on the condensed consolidated balance sheet.  The Company was not required to issue a deposit for the appeal of the assessments and rulings with respect to any other year.  In February 2004, the Peruvian tax court denied the Company’s appeal.  Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT before the Superior Court of Peru.  In September 2005, the Superior Court declared the Company’s claim valid.  SUNAT appealed this decision to the Peruvian Supreme Court in Lima.  In December 2006, the Peruvian Supreme Court confirmed the opinion of the lower court that declared valid SPCC’s claim.  SUNAT has not appealed this decision and in March 2007 issued a resolution in favor of SPCC’s claim. The Company is awaiting the refund of $3.4 million plus interest.

b) Year 1997:  With regard to the penalty issued by SUNAT related to fiscal year 1997, in November 2002 the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  Consequently, SUNAT issued a new penalty in December 2003.  This penalty had been protested before SUNAT.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain financial expense) for fiscal year 1997 was denied.  In May 2003, the Company filed a lawsuit before the superior court against SUNAT and the Peruvian tax court, seeking the reversal of the ruling of the tax court.  In July 2005 the Superior Court decided in favor of the Company and remanded the case to SUNAT for a new pronouncement.  SUNAT has appealed the court’s decision to the Peruvian Supreme Court in Lima.  In December 2006, the Supreme Court declared null the lower court’s opinion and remanded the case back to the lower court for final resolution. SUNAT may appeal this decision.

In March 2007 the lower court declared null the original resolutions issued by SUNAT and the tax court, and found in SPCC’s favor, and ordered SUNAT to accept the 1997 interest deduction.  SUNAT may appeal this decision.  This decision, if it is affirmed on appeal, is very important for SPCC as assessments related to the years 1998 through 2001 are based on SUNAT’s disallowance of similar interest expense deductions.

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

In June 2006, a tax court decision was published with regards to another company, which states that profits related to foreign exchange differences need not be included in calculations for monthly advance tax payments.  The tax court has indicated that this decision is applicable to all future cases that are similar. As such, the Company expects that the portion of the 2000/2001 tax assessment related to foreign exchange difference will be removed from the assessment.

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

Mexican Operations:

MM is regularly examined by the Servicios de Administracion Tributaria (“SAT”), the Mexican tax administration.  These examinations can result in proposed assessments.

a) Year 1995: In March 2001, SAT issued an assessment related to 1995 tax year, disallowing certain deductions related to the Company’s housing and local travel expenses.  The Company has appealed this assessment. The tax courts ruled against the Company.  In March 2007, SAT made the final liquidation of MM’s consolidated income tax and the Company paid $0.9 million.  With this payment the case is closed.

b) Year 1999:  In May 2005 SAT issued an assessment against MM claiming that MM understated asset value used in the determination of asset tax.  In addition, SAT claimed that MM improperly reduced their consolidated results through the consolidation of two subsidiaries.

MM believes that the SAT assessment is not legal.  Accordingly, in July 2005, MM filed a Nullity Motion with the Metropolitan Regional Tax Court, Exchequer division, against the assessment, which is currently at the stage of submission of expert and documentary evidence.

Labor matters:

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

On April 28, 2007 the workers of a newly unified workers union at our Peruvian smelter in Ilo initiated a strike to demand better wages and benefits.  In addition, on April 30, 2007 Peru’s largest mining union launched a nationwide strike to demand better job benefits.  The workers at our two Peruvian mines joined the nationwide miners’ strike and also supported the unified Ilo union.  The labor minister declared the strike inappropriate and the workers returned to work after 5 days when the nationwide strike was resolved by the government.  The workers received guarantees from the government over working conditions and contracts.  Also, SPCC signed a general agreement indicating the terms under which the review of the unified union contracts will take place.

During this brief strike the Company continued normal operations with the support of staff and administrative personnel and contractors.

However, we cannot assure you that we will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on our financial condition and results of operations.

Mine accident:

On February 19, 2006 an explosion occurred at the IMMSA unit’s Pasta de Conchos coal mine, located in San Juan de Sabinas, Coahuila, Mexico. Immediately, IMMSA along with neighboring industry initiated a rescue effort.  Federal and local governmental help and support was received.  As a result of the accident eight miners were injured and 65 perished.

Both the Coahuila Public District Attorney (Procurador de Justicia) and the Federal Attorney Office (Procuraduria Federal de la Republica) initiated investigations to establish the causes of the accident and the responsible party.  A local judge at San Juan de Sabinas ordered five mine officials to stand trial for the accident.  On April 16, 2007 the judge terminated the case due to the indemnification for damages to the families of the victims.  Recovery efforts have stopped due to increased hazards and potential health risks for the recovery workers.

Other legal matters:

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  The consent decree is binding solely on the U.S. government.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 9, 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects; result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, on August 9, 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

M. Segment and Related Information:

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

Financial information relating to the Company’s segments is as follows:

	Three Months Ended March 31, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$513.7	$128.5	$716.1	—	$1,358.3
Intersegment sales	69.7	22.2	—	$(91.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	188.3	64.6	304.3	(90.6)	466.6
Selling, general and administrative expense	10.4	5.5	10.0	(2.1)	23.8
Depreciation, amortization and depletion	43.0	7.8	23.3	—	74.1
Exploration	0.8	1.9	3.7	—	6.4
Operating Income	$340.9	$70.9	$374.8	$0.8	787.4
Less:
Interest expense, net					(2.9)
Loss on derivative instruments					(21.2)
Other income (expense)					20.7
Taxes on income					(230.7)
Minority interest					(1.6)
Net earnings					$551.7

Capital expenditure	$20.4	$6.7	$31.4	$26.5	$85.0
Property, net	$1,576.4	$266.2	$1,645.6	$67.2	$3,555.4
Total assets	$2,873.1	$709.7	$2,991.9	$(291.2)	$6,283.5

	Three Months Ended March 31, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$388.9	$116.6	$615.8		$1,121.3
Intersegment sales	95.9	17.1	—	$(113.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	183.9	74.9	267.5	(119.4)	406.9
Selling, general and administrative expense	7.8	3.8	9.3	3.1	24.0
Depreciation, amortization and depletion	26.7	6.9	19.8	(0.3)	53.1
Exploration	0.5	1.7	2.4	—	4.6
Operating Income	$265.9	$46.4	$316.8	$3.6	632.7

Less:
Interest expense, net					(8.5)
Other income (expense)					(1.0)
Taxes on income					(199.9)
Minority interest					(1.7)
Net earnings					$421.6

Capital expenditures	$50.8	$7.8	$84.5	$—	$143.1
Property, net	$1,579.7	$270.3	$1,534.0	$30.4	$3,414.4
Total assets	$2,692.0	$552.3	$2,856.4	$(685.1)	$5,415.6

Sales value per segment:

	Three months ended March 31, 2007
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$458.0	$15.1	$558.7	$(68.1)	$963.7
Molybdenum	98.9	—	113.3	—	212.2
Other	26.4	135.6	44.1	(23.7)	182.4
Total	$583.3	$150.7	$716.1	$(91.8)	$1,358.3

	Three months ended March 31, 2006
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$417.4	$24.8	$483.1	$(85.1)	$840.2
Molybdenum	34.0	—	100.3	—	134.3
Other	33.4	108.9	32.4	(27.9)	146.8
Total	$484.8	$133.7	$615.8	$(113.0)	$1,121.3

The geographic breakdown of Southern Copper’s sales is as follows:

	Three months Ended March 31,
	2007	2006
(in millions)
United States	$432.1	$391.7
Europe	216.0	264.4
Mexico	260.5	254.4
Peru	21.5	25.3
Latin America, excluding Mexico and Peru	185.9	118.2
Asia	242.3	67.3
Total	$1,358.3	$1,121.3

Major Customer Segment Information:

For the three months ended March 31, 2007, the Company has revenues from a copper customer of the Mexican and Peruvian operations, which amounts to 14.6% of total revenue.

N.	Impact of New Accounting Standards:

In March 2006 the FASB published SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense.  This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments.

SFAS 159 will be effective for all the Companies after the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of this statement will have on its financial position or results of operations.

O.	Stockholders Equity:

Directors Stock Award Plan:

The Company established a non-vested stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 400 shares of common stock upon election and 400 additional shares following each annual meeting of stockholders thereafter.  200,000 shares of Southern Copper common stock have been reserved for this plan.  At March 31, 2007 and 2006, 67,600 and 62,400 shares, respectively, have been granted under this plan.  The fair value of the award is measured each year at the date of the grant.

Employee Stock Purchase Plan:

In January 2007, the Company offered to eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico stock for sale to its employees, and employees of its subsidiaries, and certain affiliated companies.  The purchase price is established at the approximate fair market value on the grant date.  Every two years employees will be able to purchase 50% of the shares paid in the previous two years.  The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.  At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee.

If Grupo Mexico pays dividends on shares during the eight year period, the participants will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid.  If the participant has only partially paid for shares, the entitled dividends will be used to reduce the remaining liability owed for purchased shares.

In the case of voluntary resignation of the employee, the Company will pay to the employee the difference between the fair market value of the shares at the date of termination of employment, and the purchase price.  When the fair market value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on the following schedule.

If the resignation occurs during:	% Deducted
1st year after the grant date	90%
2nd year after the grant date	80%
3rd year after the grant date	70%
4th year after the grant date	60%
5th year after the grant date	50%
6th year after the grant date	40%
7th year after the grant date	20%

In the case of involuntary termination of the employee, the Company will pay to the employee the difference between the fair market value of the shares at the date of termination of employment, and the purchase price.  When the fair market value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on the following schedule.

If the termination occurs during:	% Deducted
1st year after the grant date	100%
2nd year after the grant date	95%
3rd year after the grant date	90%
4th year after the grant date	80%
5th year after the grant date	70%
6th year after the grant date	60%
7th year after the grant date	50%

In case of retirement or death of the employee, the Company will render the buyer or his legal beneficiary, the shares effectively paid as of the date of retirement or death.

For the three months ended March 31, 2007, the stock based compensation expense under this plan was $0.6 million.  As of March 31, 2007, there was $17.0 million of unrecognized compensation expense under this plan which is expected to be recognized over a period of 8 years.

Executive Stock Purchase Plan:

Group Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies. Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 750,000 shares of Grupo Mexico over a nine year period. The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years. The Company recorded $0.5 million, net of tax, in compensation expense in the first quarter of 2007. As of March 31, 2007, there was $3.2 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over a weighted average period of eight years.

The following table presents the stock award activity for the three months ended March 31, 2007 ($ in million):

	Shares	Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	750,000	$2.7
Granted	—	—
Exercised	(67,500)	(0.3)
Forfeited	—	—
Outstanding shares at March 31, 2007	682,500	$2.4

P.	Subsequent events:

On April 26, 2007 the Board of Directors approved a quarterly dividend of $1.50 per share, totaling $441.7 million, to be paid on June 1, 2007 to shareholders of record as of May 16, 2007.

Part I Item 1a.  Risk Factors

Set forth below are certain changes from the risk factors previously disclosed in SCC’s annual report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007 with the Securities and Exchange Commission.

We may be adversely affected by labor disputes.

On April 28, 2007 the workers of a newly unified workers union at our Peruvian smelter in Ilo initiated a strike to demand better wages and benefits.  In addition, on April 30, 2007 Peru’s largest mining union launched a nationwide strike to demand better job benefits.  The workers at our two Peruvian mines joined the nationwide miners’ strike and also supported the unified Ilo union.  The labor minister declared the strike inappropriate and the workers returned to work after 5 days when the nationwide strike was resolved by the government.  The workers received guarantees from the government over working conditions and contracts.  Also, SPCC signed a general agreement indicating the terms under which the review of the unified union contracts will take place.

During this brief strike the Company continued normal operations with the support of staff and administrative personnel and contractors. However, we cannot assure you that we will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on our financial condition and results of operations.

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

Our net income and earnings per share for the three months ended March 31, 2007 were $551.7 million and $1.87 per share and for the three months ended 2006 were $421.6 million and $1.43 per share, and were favorably impacted by higher prices for copper and all of our significant byproducts.  Additionally, higher copper sales volumes improved the 2007 first quarter as compared to the first quarter of 2006.  Strike activity at some of our Mexican operations in 2006, including the first quarter, reduced sales volumes.  We completed the Ilo smelter modernization early in the first quarter of 2007 and are currently eliminating some glitches in the process to reach maximum production.  As of March 31, 2007 we are at 80% capacity and expect to reach full capacity in the second quarter of 2007.  In the meantime, we are selling some copper concentrates.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effects of inflation and other local currency issues and (v) our expansion and modernization program.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (including depreciation, amortization and depletion) as presented in the statement of earnings, is presented under the subheading “Non-GAAP Information Reconciliation”, below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less byproducts revenue and sales premiums, depreciation amortization and depletion, worker’s participation and other miscellaneous charges, the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of byproducts, principally molybdenum, zinc and silver and the premiums over market price that we receive on copper sales.  We account for the byproduct revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the byproducts revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Worker’s participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash cost are items of a non-recurring nature and the Peruvian royalty charge.

Our operating cash costs per pound, as defined, are presented in the table below for the three months ended March 31, 2007 and 2006.  We present cash costs with and without the inclusion of byproduct revenues.

	Three Months, Ended March 31,
	2007	2006
	(in cents per pound)

Operating cash cost per pound of copper produced and purchased	4.7	21.3
Operating cash cost per pound of copper produced and purchased without byproducts revenue	123.1	116.7

As seen on the chart above, our cash cost for the first quarter of 2007 when calculated with byproducts revenue is 4.7 cents compared with 21.3 cents per pound in the first quarter of 2006.  The increase in byproducts credit was due to higher molybdenum, zinc and silver prices.  The price of molybdenum in the first quarter of 2007 averaged $25.81 per pound, as compared to $22.25 per pound in the comparable 2006 period.  The price of zinc and silver in the first quarter of 2007 was 53.9% and 37.0% higher, respectively, than in the first quarter of 2006.  The impact of the molybdenum and zinc credit was by far the largest effect.  In the first quarter of 2007, molybdenum and zinc revenue were credits of 57.6 cents per pound and 31.7 cents per pound as compared to 38.7 cents per pound and 25.5 cents per pound in the first quarter of 2006.

Our cash cost, excluding byproduct revenues, was higher by 6.4 cents in the first quarter of 2007.  In addition, our copper production, including purchased metal, in 2007 was higher by approximately 20.7 million pounds, due to higher production from our mines of 24.5 million pounds, including 14.6 million pounds from the Mexican open pit operations, 8.5 million pounds from the Peruvian open pit mines and 1.4 million pounds from the Mexican underground mines.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2007 earnings resulting from metal price changes.

	Copper	Molybdenum	Zinc	Silver

Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$8.5	$17.8	$1.6	$10.3

Business segments.

Our Company operates in a single industry, the copper industry.  With the acquisition of Minera Mexico in April 2005, we determined that to effectively manage our business we needed to focus on three segments.  These segments are our Peruvian operations, our Mexican open-pit operations and our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  Our Mexican open-pit operations include La Caridad and Cananea mine complexes, the smelting and refining plants and support facilities which service both mines.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note M of our Consolidated Financial Statements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.  Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.

For the three months ended March 31, 2007 and 2006, inflation and devaluation rates were as follows:

	Three Months Ended March 31,
Peru:	2007	2006
Peruvian inflation rate	0.6%	1.5%
Nuevo sol/dollar (appreciation)/devaluation rate	(0.4)%	(2.1)%

	Three Months Ended March 31,
Mexico:	2007	2006
Mexican inflation rate	1.0%	0.9%
Peso/dollar (appreciation)/devaluation rate	1.6%	2.2%

Expansion and Modernization program:  The Ilo smelter modernization project was completed on January 31, 2007.  While the environmental aspects of the smelter are operating as required, we have encountered some delays in getting the smelter to full capacity and as a consequence we have been selling some concentrates.  As of March 31, 2007, smelter production reached 80% of capacity and we anticipate reaching full capacity in the second quarter of 2007.  With the completion of this project we have fulfilled our total obligation under the PAMA.  Investment for all commitments under the PAMA was over $600 million.

Additionally, our crushing and conveying project at the Toquepala mine is in full production.  The primary crusher and associated overland conveying system are fully operational; construction of the operating ramp had placed 41.8 millions tons of material and will be completed in the second quarter of 2007.  The project is 99.8% complete.  We will construct a new SX/EW plant at the Cananea mine with a 33,000 mtpy capacity.  Proposals for an engineering, procurement and construction management contract have been received and are being analyzed. In conjunction with this project, we are developing a crushing and conveying system project with a 15 million mtpy capacity.

Regarding the expansion projects at the Cananea mine, the concentrator expansion is under a technical and economic evaluation.  The expanded concentrator would add 33,000 tons of copper content production and would begin production in the year 2009.  In parallel, due to improving molybdenum grades, we also plan to build a molybdenum plant to produce concentrates with approximately 4,000 tons of molybdenum content.

Regarding the Company’s exploration activities, the pre-feasibility study at Los Chancas, a copper-molybdenum property in southern Peru is in progress and we expect it to be completed in the second quarter of 2007.  Additionally, we have contracted a consulting firm to prepare a feasibility study for Tia Maria, a copper deposit in the department of Arequipa, Peru.  This study should be completed by the third quarter of 2007.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP.  Preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, tax positions, fair value of financial instruments and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial and operating results for the three-months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	(in millions)

Statement of Earnings Data	2007	2006

Net sales	$1,358.3	$1,121.3
Operating costs and expenses	(570.9)	(488.6)
Operating income	787.4	632.7
Non-operating income (expense)	(3.5)	(9.5)
Earnings before taxes and minority Interest	783.9	623.2
Taxes on income	(230.7)	(199.9)
Minority interest	(1.5)	(1.7)
Net earnings	$551.7	$421.6

Mine copper production amounted to 378.4 million pounds in the first quarter of 2007, an increase of 6.9% compared with the first quarter of 2006.  This increase of 24.5 million pounds included 14.6 million pounds from the Mexican open pit operations, 8.5 million pounds from the Peruvian open pit mines and 1.4 million pounds from the Mexican underground mines.

The increase of 14.6 million pounds in production from the Mexican open-pit mines included 9.1 million pounds from the La Caridad mine and 5.5 million pounds from the Cananea mine.  The increase at La Caridad was from an increase in throughput, the 2006 production was reduced by an illegal work stoppage, which began in the first quarter of 2006 and lasted into the third quarter, and an increase in mill recovery.  This increase was reduced somewhat by a decrease in ore grade.  The increase of 5.5 million pounds at the Cananea mine was the result of higher ore grades and higher PLS grades.  The increased production at the Peruvian mines came from the Cuajone mine, which increased by 9.9 million pounds, and was the result of higher ore grades in the 2007 period. Production at Toquepala, the other Peruvian mine, decreased by 1.7 million pounds primarily due to lower mill recoveries as a result of treating ore with higher oxide content.  Additionally, Peruvian SX/EW production increased by 0.3 million pounds due to higher PLS grades.

The increase of 1.4 million pounds at the Mexican underground mines was due principally to an increase of 1.0 million pounds at the San Martin mine.  In the first quarter of 2006 production at the San Martin mine was reduced due to an illegal work stoppage.

Molybdenum production increased to 8.1 million pounds in the first quarter of 2007 from 7.6 million pounds in the first quarter of 2006.  This 6.6% increase in production was the result of an increase of 1.8 million pounds in the Mexican production, due to higher ore grades at the La Caridad mine net of a decrease of 1.3 million pounds in Peruvian operations due to lower grade and recovery in the Toquepala mine.

Mine zinc production decreased 5.0 million pounds in the first quarter of 2007 to 71.3 million pounds compared with 76.3 million the first quarter of 2006. This 6.6% decrease in production was due to lower ore grade and recovery.

The table below outlines the average metal prices during the three months periods ended March 31, 2007 and 2006.

Average Metals Prices

	Three Months Ended March 31,
	2007	2006	%Change
Copper ($ per pound — LME)	$2.69	$2.24	20.1
Copper ($ per pound — COMEX)	$2.70	$2.25	20.0
Molybdenum ($ per pound)	$25.81	$22.25	16.0
Zinc ($ per pound — LME)	$1.57	$1.02	53.9
Silver ($ per ounce — COMEX)	$13.29	$9.70	37.0

Net Sales: Net sales in the first quarter of 2007 increased $237.0 million to $1,358.3 million from $1,121.3 million in the comparable period in 2006.  The increase in net sales was principally the result of higher copper prices, and to a lesser extent higher molybdenum, zinc and silver prices as well as 9.7% increase in copper sales volume.  Partially reducing the increase was the downward adjustment to sales in the first quarter of 2007 of $44.3 million to record the decrease in value of the year-end 2006 provisionally priced copper sales.  At December 31, 2006, 169.9 million pounds of copper were recorded at average provisional price of $2.87 per pound, copper prices in the first quarter 2007 were about 16 to 17 cents per pound lower.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2007 and 2006.

Copper Sales (million pounds):

	Three Months Ended
	March 31,
	2007	2006
Copper:
Peruvian operations	211.0	187.1
Mexican Open-pit	173.5	174.5
Mexican IMMSA unit	7.2	9.7
Inter segment elimination	(25.2)	(37.3)
Total copper sales	366.5	334.0

The table below presents information regarding the volume of sales by segment of our significant byproducts for the three months ended March 31, 2007 and 2006.

Byproduct Sales

(million pounds except silver — in million ounces)	Three Months Ended March 31,
	2007	2006
Peruvian operations
Molybdenum contained in concentrate	4.2	5.7
Zinc—refined and in concentrate	11.4	10.5
Silver	1.4	1.6

Mexican Open-pit
Molybdenum contained in concentrate	3.8	1.6
Zinc—refined and in concentrate (1)	—	9.5
Silver	1.0	1.4

Mexican IMMSA unit
Zinc—refined and in concentrate	64.2	73.7
Silver	2.2	2.9

Intersegment elimination
Zinc—refined and in concentrate	(10.0)	(14.0)
Silver	(0.2)	(1.1)

Total byproduct sales
Molybdenum contained in concentrate	8.0	7.3
Zinc—refined and in concentrate	65.6	79.7
Silver	4.4	4.8

(1) In the first quarter of 2006, the Mexican open pit purchased zinc products from IMMSA for resale to its customers, there were no zinc purchases in the first quarter of 2007.

At March 31, 2007, the Company has recorded provisionally priced sales of 83.4 million pounds of copper, at an average forward price of $3.11 per pound.  Also the Company has recorded provisionally priced sales of 3.7 million pounds of molybdenum at an average price of $28.13 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur in the next six months of 2007.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses: Operating costs and expenses were $570.9 million in the first quarter of 2007 compared with $488.6 million in the first quarter of 2006.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2007 was $466.6 million compared with $406.9 million in the comparable 2006 period.  The increase in cost of sales is attributable to an increase of $10.3 million in power cost, $9.5 million in workers participation, $21.0 million in metals purchased from third parties, $11.3 million of sales expenses and $2.4 million of mining royalties partially offset by an increase of $20.5 million of capitalized leachable material from the Cananea Mine.

Selling and administrative expenses for the first quarter of 2007 were $23.8 million compared with $24.0 million in the first quarter of 2006.

Depreciation, amortization and depletion for the first quarter of 2007 were $74.1 million compared with $53.1 million in the first quarter of 2006.  The 2007 amount includes an increase of $16.2 million of amortization of capitalized leachable material.

Non-operating income and expenses: In the three months ended March 31, 2007 we recorded a loss on derivative instrument of $21.2 million. This amount includes a loss on marketable securities of $22.7 million net of a gain on exchange rate derivatives

Mexican peso/US dollar of $1.5 million.  See notes C and G to our condensed consolidated financial statements for more information on these programs.

Other income (expense) in the first quarter of 2007 was income of $20.7 million compared with an expense of $1.0 million in the first quarter of 2006. The increase of $21.7 million is principally due to $13.8 million of dividends received from Grupo Mexico related to the shares maintained in treasury stock.

Interest income was $21.9 million in the first quarter of 2007 compared to $9.3 million in the first quarter of 2006.  This increase was principally the result of higher cash balances in the period.

Taxes on Income:  Taxes on income for the first quarter ended March 31, 2007, was $230.7 million compared with $199.9 million for the same period of 2006.  The increase was principally due to higher earnings in 2007.  The effective tax rate for the three months ended March 31, 2007, was 29.4% compared to 32.1% for the same period in 2006. A decrease of 1% in the statutory Mexican tax rate contributed to the decrease in the 2007 effective income tax rate. In addition, a tax inflation adjustment and the effect of currency conversion adjustment in our Mexican operations also contributed to the reduction in the effective tax rate.

Segment Results Analysis

Peruvian Open Pit Operations

	Three Months ended		Change
	March 31,
	2007	2006	Value	%
	(in millions)

Net sales	$716.1	$615.8	$100.3	16.3%
Operating costs and expenses	(341.3)	(299.0)	(42.3)	14.1%
Operating income	$374.8	$316.8	$58.0	18.3%

Net sales in the first quarter 2007 increased $100.3 million to $716.3 million from $615.8 million in the comparable period of 2006.  The increase in net sales is principally the result of higher copper prices in the first quarter of 2007. Copper sales volume increased in 2007 due to higher production.  Molybdenum sales volume, however, decreased in the 2007 period, due to lower production.

Operating cost and expenses in the first quarter of 2007 increased by $42.3 million to $341.3 million from $299.0 million in the first quarter of 2006, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2007 was $304.3 million compared to $267.5 million in the same period of 2006.  The increase in cost of sales includes $22.4 million of higher value of metals purchased, $3.5 million of higher power cost, $5.0 million of higher workers’ participation and $1.9 million of higher mining royalties.

Mexican Open Pit Operations

	Three Months ended		Change
	March 31,
	2007	2006	Value	%
	(in millions)

Net sales	$583.4	$484.8	$98.6	20.3%
Operating costs and expenses	(242.5)	(218.9)	(23.6)	10.8%
Operating income	$340.9	$265.9	$75.0	28.2%

Net sales in the first quarter of 2007 increased $98.6 million to $583.4 million from $484.8 million in the first quarter of 2006.  The increase in net sales is principally result of higher copper and silver prices partially offset by lower zinc sales volume.

Operating cost and expenses in the first quarter of 2007 increased by $23.6 million to $242.5 million from $218.9 million in the first quarter of 2006, principally due to higher depreciation, amortization and depletion.  An increase of $16.3 million in depreciation, amortization and depletion was principally due to the amortization of capitalized leachable material.

Mexican Underground Operations (IMMSA)

	Three Months ended		Change
	March 31,
	2007	2006	Value	%
	(in millions)

Net sales	$150.7	$133.7	$17.0	12.7%
Operating costs and expenses	(79.8)	(87.3)	7.5	8.6%
Operating income	$70.9	$46.4	$24.5	52.8%

Net sales in the first quarter 2007 increased $17.0 million to $150.7 million from $133.7 million in the comparable period of 2006.  The increase in net sales was principally the result of higher zinc prices, which increased by 53.9% reduced somewhat by a 14% decrease in volume of zinc sales.  Operating cost and expenses in the first quarter of 2007 decreased by $7.5 million to $79.8 million from $87.3 million in the first quarter of 2006.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $10.3 million to $64.6 million in the first quarter of 2007 from $74.9 million in the first quarter of 2006.  The decrease in cost of sales includes $20.7 million of increase in inventories due to shipping delays, partially offset by $7.2 million of higher value of metals purchased to third parties.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the financial statements.

CASH FLOW

The following table shows the cash flow for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net cash provided from operating activities	$548.6	$437.7
Net cash used for investing activities	$(183.9)	$(144.9)
Net cash used for financing activities	$(502.3)	$(407.2)

Net cash provided by operating activities was $548.6 million in the first quarter of 2007, compared with $437.7 million in the 2006 period.  The increase of $110.9 million was principally due to higher earnings which represent the 100.6% and 96.3% of the cash provided by operating activities in the first quarter of 2007 and 2006, respectively.

Net cash used in investing activities was $183.9 million in the first quarter of 2007 compared with $144.9 million in the first quarter of 2006 and included $85.0 million for capital expenditures.  The capital expenditures included $31.4 million of investments at our Peruvian operations, $11.7 million of which for the Ilo smelter modernization project, $4.9 million for the new PLS dam project and $14.8 million for various other replacement expenditures.  In addition, we spent $27.1 million for replacement assets at our Mexican operations, $20.4 million of which belongs to our Mexican open pit operations and $6.7 million in our IMMSA unit.  The $20.4 million of capital expenditures in our Mexican open pit operations includes $2.8 million in La

Caridad smelter project, $1.8 million in the Cananea concentrator and $2.0 million in the Cananaea SX-EW plant.  Also in the first quarter of 2007, we purchased offices (approximately eight floors) in a building in Mexico City for $26.5 million. The first quarter of 2007 includes the purchase of $100 million of investment in marketable securities. In the first quarter of 2006, cash used for investing activities was $144.9 million; this amount includes capital spending of $143.1 million, of which $63.3 million was used in the Ilo smelter modernization project, $21.2 million from other replacement expenditures in Peru and $58.6 million from replacement expenditure in Mexico.

Net cash used in financing activities in the first quarter of 2007 was $502.3 million, compared with $407.2 million in the first quarter of 2006.  The first quarter of 2007 includes a dividend distribution of $500.5 million, compared with a distribution of $404.9 million in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

On March 2, 2007, the Company paid a quarterly dividend of $1.70 per share, totaling $500.6 million.  On April 26, 2007 the Board of Directors approved a quarterly dividend of $1.50 per share, totaling $441.7 million, to be paid on June 1, 2007 to shareholders of record as of May 16, 2007.

We expect that we will meet our cash requirements for 2007 and beyond from internally generated funds, cash on hand and from additional external financing if required.

At March 31, 2007 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders equity) was 29.2% as compared with 29.3% at December 31, 2006.  At March 31, 2007, the Company’s cash and cash equivalent and marketable securities amounted to $1,268.9 million compared to $1,302.8 million at December 31, 2006.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended March 31,
	2007		2006
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (including depreciation, amortization and depletion) — GAAP	$540.7	146.0	$460.0	131.6
Add:
Selling, general and administrative expenses	23.8	6.4	24.0	6.9
Treatment and refining charges	19.0	5.1	12.2	3.5
Less:
Byproducts revenue (1)	(438.5)	(118.4)	(333.4)	(95.4)
Depreciation, amortization and depletion	(74.1)	(20.0)	(53.1)	(15.2)
Workers’ participation	(71.1)	(19.2)	(61.6)	(17.6)
Royalty charge and other	(15.6)	(4.1)	(7.8)	(2.3)
Inventory change	33.0	8.9	34.2	9.8
Operating cash cost	17.2	4.7	74.5	21.3

Add byproduct revenue	438.5	118.4	333.4	95.4

Operating cash cost, without byproduct revenue	$455.7	123.1	$407.9	116.7

Total pounds of copper produced and purchased (in millions)		370.3		349.6

(1)             Includes net byproduct sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see note N to our condensed consolidated financial statements.

Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2006, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.7 million annually.

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

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs metal price sensitivity factors would indicate estimated change in net earnings resulting from metal price changes in 2007 as provided in the table below.

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.5	$17.8	$1.6	$10.3

The Company occasionally uses derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  We generally do not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing us to market risk.

Copper and zinc derivatives:

From time to time we enter into derivative instruments to protect a fixed copper, or zinc price for a portion of our metal sales. We did not hold any copper or zinc swaps in the 2007 and 2006 first quarters.

During April 2007, the Company entered into copper collar contracts to protect 8.4 million pounds of copper production for each of the months, June 2007 through December 2007 at weighted average minimum and maximum prices of $3.18 per pound and $4.04 per pound, respectively, for each of the months.

Gas swaps:

The Company established long swap contracts for 900 million MMBTUs with a fixed price of $7.525 in the first quarter of 2007 and 900 million of MMBTUs with a fixed price of $4.2668 per MMBTU in the first quarter of 2006.  In this respect, the Company recorded a loss of $0.9 million and a gain of $2.3 million, in the first quarter of 2007 and 2006, respectively, which were charged/(credited) to the production cost.  At March 31, 2007, we do not hold any open gas swap contract.

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

In the first quarter of 2007 the exercise of these zero-cost derivative contracts resulted in a gain of $1.5 million, which was recorded as a gain on derivative instruments on the condensed consolidated statement of earnings.

At March 31, 2007 we held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/U.S. Dollars)
$52.0	3rd Quarter 2007	11.15	10.675
$52.0	3rd Quarter 2007	11.52	11.15
$52.0	3rd Quarter 2007	11.90	11.54
$72.0	4th Quarter 2007	11.35	10.65
$72.0	4th Quarter 2007	11.65	11.35
$80.0	1st Quarter 2008	11.60	11.28
$80.0	1st Quarter 2008	11.28	10.70

At March 31, 2007, the fair value of the above listed exchange rate derivative contracts is $0.1 million.  The notional amounts are comprised on therein transactions that have the same strike and Barrier price.

Marketable Securities — Reverse barrier notes:

Commencing in 2006 the Company began making short term investments (90 days to 1 year).  The investments initially contained interest rates above the prevailing market rates. At March 31, 2007 the Company holds $380 million in investments of these types, as follows (in millions):

Investment	Book Value
3-month note, issued December 12, 2006 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7%, a barrier range is established by a pool of Mexican and Peruvian bond issues.	$200.0
3-month note, issued January 19, 2007 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7.25%, a barrier range is established by a pool of Mexican and Peruvian bond issues.	100.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	20.0
300-day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	20.0
$380.0

In the first quarter of 2007 the Company earned $6.0 million on these investments, which were recorded in interest income on the condensed consolidated statement of earnings.

Certain of these investments are indexed to SCC common stock while others are indexed to certain bond pools.  Both types of indexation clauses could cause the principal of the investment to be reduced if the established ranges are breached.  Since the notes are not principal protected the Company may lose part or all of the initial investment.  These indexation clauses have been deemed to be bifurcated embedded derivatives and have been subject to valuation using a binomial model.  At March 31, 2007, valuing the embedded derivatives at fair value resulted in a liability of $34.3 million.  This liability has been included in other accounts payable and the increment of the liability in the first quarter of 2007 of $22.7 million is recorded as loss on derivative instruments on the condensed consolidated statement of earnings.

Dual currency notes:

Additionally, in the first quarter of 2007 the Company invested $120.0 million in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates.  These investments matured in the first quarter 2007 and the Company recorded interest income of $0.5 million.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Southern Copper Corporation and its subsidiaries as of March 31, 2007, and the related consolidated condensed statements of earnings for the three-month periods ended March 31, 2007 and March 31, 2006 and the consolidated condensed statement of cash flows for the three month periods ended March 31, 2007 and March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statement of earnings, changes in stockholders´ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2007 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers

México, D.F.

May 9, 2007

Part II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note L to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 4. — Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on Thursday, April 26, 2007, at which shareholders of record at the close of business on March 23, 2007 (the “record date”) were entitled to vote at the annual meeting.

At the annual meeting, the holders of Common Stock were asked to elect 14 directors.

All of the fourteen persons nominated as directors of the Corporation to represent the Common Stockholders were elected and each of the director nominees received the following votes:

	For	Withheld
German Larrea Mota-Velasco	254,735,913	17,232,092
Emilio Carrillo Gamboa	251,802,276	20,165,729
Alfredo Casar Perez	271,555,224	412,781
Jaime Fernando Collazo Gonzalez	254,804,028	17,163,977
Xavier Garcia de Quevedo Topete	254,836,709	17,131,296
J. Eduardo Gonzalez Felix	254,431,367	17,536,638
Oscar Gonzalez Rocha	271,159,536	808,469
Harold S. Handelsman	251,452,832	20,515,173
Genaro Larrea Mota-Velasco	252,980,059	18,987,946
Armando Ortega Gomez	251,910,529	20,057,476
Luis Miguel Palomino Bonilla	254,837,463	17,130,542
Gilberto Perezalonso Cifuentes	252,232,592	19,735,413
Juan Rebolledo Gout	271,588,942	379,063
Carlos Ruiz Sacristan	271,616,661	351,344

The stockholders approved the amendment to the by-laws to eliminate provisions that have been made extraneous or inconsistent with the Certificate of Incorporation as a result of the elimination of our Class A Common Stock made on May 19, 2005 when all Class A Common Stock converted on a share-by-share basis into newly-issued shares of Common Stock. The proposal received 271,687,230 votes, representing the affirmative vote of 92.27% of the voting power of all shares of Common Stock entitled to vote on the proposal.

The stockholders approved and ratified the selection of PricewaterhouseCoopers S.C. as independent accountants for calendar year 2007. The proposal received the following votes:

	For	Against	Abstain

Common Stock	271,451,710	389,254	127,041

Other Business:

The Secretary reported that no other business was brought to the attention of the shareholders or by them.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.2	By-laws as amended on April 26, 2007
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

Part II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
Date: May 9, 2007	President and Chief Executive Officer

/s/ J. Eduardo Gonzalez Felix
J. Eduardo Gonzalez Felix
Vice President, Finance and Chief
Date: May 9, 2007	Financial Officer