Form 10-Q
period 2007-06-30
SOUTHERN COPPER CORP/
filed 2007-08-03
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

2007 Second Quarter

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007	Commission file number 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11811 North Tatum Blvd. Suite 2500 Phoenix, AZ	85028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 494-5328

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

As of July 31, 2007 there were outstanding 294,465,650 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

Part I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		6 Months Ended
	June, 30		June 30,
	2007	2006	2007	2006
	(in thousands)
Net sales	$1,826,462	$1,276,749	$3,184,799	$2,398,040

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	562,334	521,788	1,028,979	928,732
Selling, general and administrative	25,907	23,313	49,706	47,329
Depreciation, amortization and depletion	84,466	77,982	158,564	131,085
Exploration	8,553	4,636	14,971	9,209
Total operating costs and expenses	681,260	627,719	1,252,220	1,116,355

Operating income	1,145,202	649,030	1,932,579	1,281,685

Interest expense	(30,982)	(28,202)	(60,788)	(51,109)
Capitalized interest	1,477	6,511	6,443	11,606
Loss on derivative instruments	(55,512)	—	(76,692)	—
Loss on debt prepayments	—	(860)	—	(860)
Other income (expense)	5,010	8,466	25,672	7,488
Interest income	18,076	14,303	40,004	23,608
Earnings before income taxes and minority interest	1,083,271	649,248	1,867,218	1,272,418

Income taxes	354,416	207,864	585,090	407,736
Minority interest	2,893	2,104	4,484	3,827

Net earnings	$725,962	$439,280	$1,277,644	$860,855

Per common share amounts:
Net earnings basic and diluted	$2.465	$1.492	$4.339	$2.923
Dividends paid	$1.500	$1.375	$3.200	$2.750
Weighted average common shares outstanding (basic and diluted)	294,465	294,461	294,465	294,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,013,614	$1,022,778
Marketable securities	340,000	280,000
Accounts receivable trade (less allowance for doubtful accounts: 2007 - $5,916; 2006 - $5,948)	559,209	560,227
Accounts receivable other	75,445	43,569
Accounts receivable other, from affiliates	4,390	2,630
Inventories	471,202	413,652
Deferred income tax - current portion	33,700	65,638
Prepaid and other current assets	44,493	54,383
Total current assets	2,542,053	2,442,877

Property, net	3,578,464	3,538,295
Leachable material, net	248,791	231,516
Intangible assets, net	116,968	118,107
Deferred income tax- non-current portion	—	14,549
Other assets, net	43,068	31,070
Total Assets	$6,529,344	$6,376,414

LIABILITIES
Current liabilities:
Current portion of long-term debt	$160,000	$10,000
Accounts payable	289,709	271,064
Accrued income taxes	112,989	226,047
Due to affiliated companies	3,351	3,581
Accrued workers’ participation	157,854	299,892
Interest	36,530	37,140
Other accrued liabilities	37,192	11,847
Total current liabilities	797,625	859,571

Long-term debt	1,363,232	1,518,111
Deferred income taxes	258,167	194,759
Non-current taxes payable	50,902	—
Other liabilities	57,909	111,196
Asset retirement obligation	12,664	12,183
Total non-current liabilities	1,742,874	1,836,249

Commitments and Contingencies (Note J)

MINORITY INTEREST	15,196	13,989

STOCKHOLDERS’ EQUITY
Common stock	2,949	2,949
Additional paid-in capital	773,502	772,693
Retaining earnings	3,342,200	3,010,307
Other accumulated comprehensive loss	(23,286)	(22,332)
Treasury stock	(121,716)	(97,012)
Total Stockholders’ Equity	3,973,649	3,666,605

Total Liabilities, Minority Interest and Stockholders’ Equity	$6,529,344	$6,376,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
OPERATING ACTIVITIES

Net earnings	$725,962	$439,280	$1,277,644	$860,855
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	84,466	77,982	158,564	131,085
Capitalized leachable material	(19,568)	—	(40,029)	—
Remeasurement loss(gain)	5,249	(11,954)	567	(11,382)
Provision for deferred income taxes	38,094	(3,477)	58,340	16,235
Loss on marketable securities	29,388	—	29,388	—
Unrealized loss on derivative instruments	39,029	1,818	61,717	1,818
Minority interest	2,892	2,104	4,483	3,827

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(95,037)	(159,597)	(14,003)	(135,233)
Inventories	(14,566)	(25,193)	(57,550)	(65,496)
Accounts payable and accrued liabilities	(76,484)	(173,874)	(321,633)	(252,694)
Other operating assets and liabilities	(70,551)	(14,297)	40,273	21,434
Net cash provided by operating activities	648,874	132,792	1,197,761	570,449

INVESTING ACTIVITIES
Capital expenditures	(93,962)	(87,603)	(178,992)	(230,720)
Purchase of marketable securities	—	—	(100,000)	—
Sales of marketable securities	40,000	—	40,000	—
Loss on sale of marketable securities	(29,388)	—	(29,388)	—
Other	(145)	3,814	736	2,003
Net cash used for investing activities	(83,495)	(83,789)	(267,644)	(228,717)

FINANCING ACTIVITIES
Debt repaid	(5,000)	(21,510)	(5,000)	(21,510)
Debt incurred	—	389,192	—	389,192
Dividends paid to common stockholders	(441,683)	(404,877)	(942,267)	(809,754)
Distributions to minority interest	(1,405)	(1,886)	(3,164)	(4,871)
Other	216	(7,704)	277	(7,046)
Net cash used for financing activities	(447,872)	(46,785)	(950,154)	(453,989)

Effect of exchange rate changes on cash and cash equivalents	7,257	23,105	10,873	37,204

Increase (decrease) in cash and cash equivalents	124,764	25,323	(9,164)	(75,053)
Cash and cash equivalents, at beginning of period	888,850	775,627	1,022,778	876,003
Cash and cash equivalents, at end of period	$1,013,614	$800,950	$1,013,614	$800,950

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,019	$2,533	$21,505	$21,948
Income taxes	$296,822	$420,311	$561,333	$568,735
Workers participation	$127,415	$62,063	$298,851	$158,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.          In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006.  The condensed consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated August 2, 2007, is presented on page 52.  The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated  financial statements at December 31, 2006 and notes included in the Company’s 2006 annual report on Form 10-K.

B.             Change in Accounting Principle - Adoption of FIN 48:

Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (FIN 48) was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards (SFAS) No. 109.  FIN 48 replaces SFAS No.5 with respect to accounting for all tax positions, both certain and uncertain.  FIN 48 became effective for the Company on January 1, 2007 and prescribes a comprehensive model for the recognition, measurement, financial statement presentation and disclosure of uncertain tax positions taken or expected to be taken in a tax return.  FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company classifies income tax-related interest and penalties as income taxes in the financial statements.

The total amount of unrecognized tax benefits as of the January 1, 2007 date of adoption of FIN 48 was $32.0 million.  This amount related entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.  The cumulative effect of the implementation of FIN 48 on retained earnings was a net reduction of $3.5 million.  There were no material changes to the amount of unrecognized tax benefits during the six months ended June 30, 2007.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $25.4 million at adoption and did not materially change by June 30, 2007.

As of the January 1, 2007 adoption of FIN 48, the Company’s liability for uncertain tax positions included accrued interest of $13.9 million.  The liability included no accrued penalties because management expects no penalties to apply to the resolution of any of its uncertain tax positions.  The amount of the increase in accrued interest during the six months ended June 30, 2007 was not material.

Various tax positions are currently under review by the U.S. Internal Revenue Service (“IRS”) Appeals Office.  It is not likely that this review will result in a cash payment within twelve months of June 30, 2007.

Such positions include the determination of appropriate depreciation periods for fixed assets, the capitalization of costs to the copper inventory inherent in leachable dumps, and depletion deductions.

As of the January 1, 2007 adoption of FIN 48, management did not expect that a final resolution of the IRS review would result in a significant change in the Company’s liability.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the six months ended June 30, 2007.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:                                                  2003 and all following years (years 1997 through 2002 have been examined by the Peruvian taxing authority and the issues raised are being contested; no new issues can be raised for these years).

U.S.:                                                    1997 and all following years

Mexico:                                   2001 and all following years

In May 2007 the FASB published FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement on FASB Interpretation No. 48”  This FSP amends FIN 48 to provide a guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This FSP makes a number of conforming changes throughout FIN-48 to the term “ultimate settlement” or “ultimately settled”:  When the term was used to describe recognition that term is replaced with “effectively settled” and when the term is used to describe measurement that term is replaced with “settlement” or “settled”.  FSP FIN 48-1 has not had an effect on the Company’s financial results.

C.             Marketable Securities:

Commencing in 2006 the Company began making short term investments (90 days to 1 year) in leveraged, indexed instruments.  The marketable securities were as follows (in millions):

	Face Value
Investment	June 30, 2007	December 31, 2006
3-month note, issued December 12, 2006, with extensions every 3 months up to a maximum of 12 months, and with an interest rate of 7%; established by a pool of Mexican and Peruvian bond issues.	$200.0	$200.0
3-month note, issued January 19, 2007, with extensions every 3 months up to a maximum of 12 months, and with an interest rate of 7.25%; established by a pool of Mexican and Peruvian bond issues.	100.0	100.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	—	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU. (1)	20.0	20.0
300-day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	20.0	20.0
	$340.0	$380.0

(1) Redeemed on July 3, 2007.

Some of these investment instruments are indexed to SCC common stock prices while others are leveraged and indexed to certain bond pools.  Both types of instruments could cause the principal of the investment to be reduced if the established ranges are breached.  Since the notes are not principal protected the Company may lose part or all of the initial investment.  These instruments have been deemed to contain embedded derivatives and have been subject to valuation using a binomial model.  Through June 30, 2007, the Company has recorded an estimated loss of $93.2 million related to these investments.  The amount of the realized loss was $29.4 million on an investment of $40.0 million which matured in June 2007. The unrealized portion of $63.8 million includes $13.8 million realized on an investment, which matured on June 28, 2007 and was redeemed on July 3, 2007, and is recorded in other accounts payable.  The loss recorded in the three months and six months ended June 30, 2007 of $58.9 million and $81.6 million, respectively, is included as loss on derivative instruments in the condensed consolidated statement of earnings.  A loss on these investments of $11.6 million was recorded in the fourth quarter 2006 results.

In the first three and six months of 2007 the Company earned interest of $6.3 million and $12.4 million on these investments, respectively, which were recorded in interest income in the condensed consolidated statement of earnings.

D.            Inventories were as follows:

(in millions)

	June 30, 2007	December 31, 2006
Metals at lower of average cost or market:
Finished goods	$133.3	$116.1
Work-in-process	131.0	121.9
Supplies at average cost	206.9	175.7
Total inventories	$471.2	$413.7

E.              Income taxes:

The income tax for the six months ended June 30, 2007 and 2006 was $585.1 million and $407.7 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2007 and 2006 periods are 31.3% and 32.0%, respectively.  A decrease of 1% in the statutory Mexican tax rate contributed to the decrease in the 2007 effective income tax rate.  In addition, a tax inflation adjustment and the effect of currency conversion adjustment in our Mexican operations also contributed to the reduction in the effective tax rate.

F.              Provisionally Priced Sales:

At June 30, 2007, the Company has recorded provisionally priced sales of 141.6 million pounds of copper, at an average forward price of $3.42 per pound.  Also the Company has recorded provisionally priced sales of 4.4 million pounds of molybdenum at the June 30, 2007 market price of $32.25 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2007:

Copper (million lbs.)	Priced at	Month of Settlement
45.8	3.464149	July 2007
10.9	3.456500	August 2007
12.2	3.435960	September 2007
12.3	3.420090	October 2007
22.4	3.401030	November 2007
33.0	3.379260	December 2007
5.0	3.357040	January 2008
141.6	3.423721

Molybdenum (million lbs.)	Priced at	Month of Settlement
1.9	32.25	July 2007
1.6	32.25	August 2007
0.9	32.25	September 2007
4.4	32.25

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

G.             Derivative Instruments

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

In the second quarter of 2007 and 2006 the Company entered into copper collar and swaps contracts to protect a portion of its 2007 and 2006 sales of copper production. Related to the settlement of these copper swap contracts the Company recorded a gain of $3.3 million and a loss of $257.9 million in the second quarter of 2007 and 2006, respectively. These gains and losses were recorded in net sales in the condensed consolidated statement of earnings. The Company did not hold any zinc derivative contracts in the first two quarters of 2007 and 2006.

At June 30, 2007 the Company has copper collar contracts to protect 146.2 million pounds of copper production for the July - December 2007 period at weighted average minimum and maximum LME prices of $3.20 per pound and $4.07 per pound, respectively. If the price falls below the minimum LME price, the Company will be in a gain position. If the price exceeds the maximum LME price, the Company will be in a loss position. In addition, the Company has copper swap contracts to protect 7.9 million pounds of copper production for the July-August 2007 period at an average COMEX price of $3.71 per pound of copper.

Gas swaps:

The Company established long swap contracts for 900,000 MMBTUs with a fixed price of $7.525 in the first six months of 2007 and 900,000 MMBTUs with a fixed price of $4.2668 per MMBTU in the second quarter and first six months of 2006.  Related to these contracts, the Company recorded a loss of $0.9 million in the first six months of 2007 and gains of $1.3 million and $3.6 million, in the second quarter and first six months of 2006, respectively, which were included in the production cost.  At June 30, 2007, we did not hold any open gas swap contract.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

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

In the second quarter and first half of 2007 the exercise of these zero-cost derivative contracts resulted in gains of $2.6 million and $4.1 million, respectively, which was recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At June 30, 2007 the Company held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/U.S. Dollars)
$ 26.0	3rd Quarter 2007	11.15	10.675
$ 26.0	3rd Quarter 2007	11.52	11.15
$ 26.0	3rd Quarter 2007	11.90	11.54
$ 48.0	4th Quarter 2007	11.35	10.65
$ 48.0	4th Quarter 2007	11.65	11.35
$ 54.0	1st Quarter 2008	11.60	11.28
$ 54.0	1st Quarter 2008	11.28	10.70

At June 30, 2007, the fair value of the above listed exchange rate derivative contracts is a gain of $2.1 million which was recorded as gain on derivative instruments in the condensed consolidated statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

Dual currency notes:

In the second quarter and first six months of 2007 the Company invested $440.0 million and $560.0 million, respectively, in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates.  These investments matured in the first and second quarters of 2007.

Related to these investments, in the second quarter of 2007 the Company realized an exchange loss of $1.3 million, which was recorded as a loss on derivative instruments in the condensed consolidated statement of earnings.

The Company also earned interest income of $1.7 million and $2.1 million in the second quarter and first half of 2007, respectively, which was recorded as interest income in the condensed consolidated statement of earnings.

There were no open positions at June 30, 2007.

Additionally, the Company holds embedded derivatives which are described in note C “Marketable Securities.”

H.            Asset Retirement Obligation:

In 2005 the Company added an estimated asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and regulated in 2005.  In accordance with the law a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006.  According to regulations, the plan is subject to review by MEM for 45 days.  After the MEM review the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which will then be subject to MEM approval and open to public discussion and comment in the area of the Company operations.  The Company is still awaiting MEM’s initial review.  However, as of June 30, 2007, the Company has made an estimated provision of $6.1 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.  Based on this, we recorded an additional asset retirement liability in 2005 of $5.2 million, which increased our previously recorded asset retirement liability to $11.2 million. This increased net property by $4.6 million.

The following table summarizes the asset retirement obligation activity for the first six months of 2007 and 2006 (in millions):

	2007	2006
Balance as of January 1,	$12.2	$11.2
Additions, changes in estimates	—	—
Accretion expense	0.5	0.5
Balance as of June 30,	$12.7	$11.7

I.                 Related Party Transactions:

Receivable and payable balances with affiliated companies and related parties are shown below (in millions):

	As of
	June 30, 2007	December 31, 2006
Affiliate receivable:
Mexico Proyectos y Desarrollos S.A. de C. V. and affiliates	$4.2	$2.6
Other	0.2	—
Total	$4.4	$2.6

Affiliate payable:
Grupo Mexico S.A.B. de C.V.	$2.1	$0.4
Ferrocarril Mexicano S.A. de C. V.	0.7	3.2
Sempertrans France Belting Tech	0.3	—
Other	0.3	—
Total	$3.4	$3.6

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative, and other support services.  Grupo Mexico is paid for these support services by the Company.  The total amount paid by the Company to Grupo Mexico for such services in the first six months of 2007 and 2006 was $6.9 million.  The Company expects to continue to pay $ 13.8 million per year for these services in future years.

The Company’s Mexican operations paid fees of $7.0 million and $8.9 million in the first six months of 2007 and 2006, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid fees of $7.1 million and $14.6 million in the first six months of 2007 and 2006, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  In connection with this, the Company paid fees of $1.4 million and $0.9 million in the first six months of 2007 and 2006, respectively, for maintenance services provided by Mexico Compañia de Productos Automotrices S.A. de C.V., a company controlled by the Larrea family.  Additionally, in the third quarter of 2006, one of our Mexican subsidiaries provided a short-term interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane, which was paid in the first quarter of 2007, Mextransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.  Our Mexican subsidiaries have provided a guaranty for a new $10.8 million loan secured by MexTransport.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company also paid fees of $0.4 million in the first six months of 2007 to MexTransport.

The Company purchased $2.9 million and $2.5 million in the first six months of 2007 and 2006, respectively, of industrial materials from companies in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.  In addition, the Company purchased $0.5 million and $0.3 million in the first six months of 2007 and 2006, respectively, of industrial material from companies in which Mr. Alejandro Gonzalez is employed as a sales representative.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer

It is anticipated that in the future the Company will enter into similar transactions with such parties.

J.                Employee Benefit Plan:

SCC Defined Benefit Pension Plan-

The components of the net periodic benefit costs for the six months ended June 30 are as follows ($ in millions):

	2007	2006(1)

Interest cost	$0.3	$0.3
Expected return on plan assets	(0.3)	(0.3)
Amortization of net loss	—	—
Net periodic benefit cost	$—	$—

(1)             2006 quarter based on average of annual amount.

SCC Post-retirement Health Care Plan-

The components of the net period benefit costs for the post-retirement health care plan for the six months ended June 30, 2007 and 2006 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the six month ended June 30 are as follows ($ in millions):

	2007	2006

Interest cost	$0.9	$0.9
Service cost	1.0	1.0
Expected return of plan assets	(1.0)	(1.0)
Net periodic benefit cost	$0.9	$0.9

Minera Mexico Post-retirement Health Care Plan-

The components of the net periodic cost for the six months ended June 30, 2007 and 2006 are as follows ($ in millions):

	2007	2006

Interest cost	$1.2	$1.1
Service cost	0.2	0.2
Net periodic benefit cost	$1.4	$1.3

K.            Comprehensive Income:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$725,962	$439,280	$1,277,644	$860,855
Other comprehensive income (loss) net of tax:
(Realized)unrealized gain on investments	2	607	(954)	1,708
Comprehensive income	$725,964	$439,887	$1,276,690	$862,563

The realized (unrealized) gains on investment activity in the 2007 periods are due to the realized gains on the sale of our investment in Promotora y Operadora de Infraestructura, S.A. de C.V, formerly known as Grupo Tribasa S.A. de C.V. (TRIBASA), a Mexican construction company. The 2006 activity was due to the unrealized gain on this investment.

L.              Commitments and Contingencies

Peruvian Operations

Regional development contribution:

On December 28, 2006, the Company’s Peruvian branch signed a contract with the Peruvian government that commits the Company to make annual contributions for five years for the regional development of Peru.  This has been in response to an appeal by the president of Peru to the mining industry.  The Company, as well as the mining industry, has responded positively to help with this cause.  The programs envisioned will focus initially on nutrition for young children and expectant mothers, education and health services.  The Company has a program of contributions, starting in 2007 with a contribution of $16.1 million, calculated based on 2006 Peruvian earnings after income tax.  In accordance with the agreement, the contribution from 2006 earnings was segregated from the Branch’s resources by April 30, 2007.  The funds were deposited with a separate entity, the “Asociación Civil Ayuda del Cobre” which will make disbursements for approved investments in accordance with the agreement.  The following four years’ contributions could increase or decrease depending on copper prices. If the copper price drops below $1.79 per pound the contribution will cease.   The Company made a provision of $6.4 million in the first six months of 2007 based on Peruvian branch earnings.

Royalty charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $27.2 million and $28.2 million in the first six months of 2007 and 2006, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

In 2005, a Constitutional Tribunal ruled the law constitutional and additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge.  In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guarantee and Promotional Measures for Investment Contract”), relating to our solvent extraction and electrowinning (“SX/EW”) production, which agreement purports to, among other things, fix tax rates and other charges relating to such production.  The Company believes that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and intends to protest the imposition of the royalty charge on SX/EW production, when and if assessed.  Provisions made by the Company for the royalty charge do not include approximately $17.9 million of additional potential liability relating to its SX/EW production from June 30, 2004 through June 30, 2007.

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

Environmental matters:

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include water recovery systems to conserve water and minimize impact on nearby streams, reforestation programs to stabilize the surfaces of the tailings dams, and the implementation of scrubbing technology in the mines to reduce dust emissions.

Peruvian operations:

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through its Ministerio de Energia y Minas (the Ministry of Energy and Mines, or “MEM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

In accordance with Peruvian regulations, in 1996 SCC submitted its Programa de Adecuación y Manejo Ambiental (the Environmental Compliance and Management Program, known by its Spanish acronym, PAMA) to the MEM. A third-party environmental audit was conducted in order to elaborate the PAMA.  The PAMA applied to all current operations that did not have an approved environmental impact study at the time.  SCC’s PAMA was approved in January 1997 and contained 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that were no longer active and needed to be reclaimed.  By the end of the first quarter of 2007, all PAMA related projects were completed.

With the smelter modernization project, the Company increased sulfur capture over the 92% requirement established by the PAMA.  The new smelter maintains production at current levels.  We are currently eliminating some glitches in the process to reach maximum production.  The nominal and design capacity for the Isasmelt furnace was reached in less than 45 days; compared with other smelting furnaces using this technology, the start-up of the Ilo smelter has been achieved in the shortest time.  Also, the sulfur capture during the second quarter was over the 92% required by Peruvian regulations.

As of June 30, 2007, spending on this project was $570.5 million, including $58.5 million of capitalized interest.

In 2003, the Peruvian Congress published a new law announcing future closure and remediation obligations for the mining industry.  The law was amended in 2004 and again in 2005.  The current modification establishes that mining companies must submit their mine closure plans within one year of publication of final regulations.  In August 2005 final regulations were published and the Company initiated the preparation of the required mine closure plan.  This plan, in its final form, will include the estimated cost required for the Peruvian operations, including cost at the Ilo smelter and refinery, tailings disposal, and the dismantling of the Toquepala and Cuajone concentrators, shops and auxiliary facilities.

The conceptual plan, without costs, was submitted to MEM in August 2006 and, according to regulations, is subject to review by MEM for 45 days.  After the MEM review (which is still pending) the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which is then subject to approval by MEM and open to public discussion and comment in the area of the Company’s operations.  Additionally, the law requires companies to provide financial guarantees to insure that remediation programs are completed.  The Company believes the liability for these asset retirement obligations cannot currently be precisely measured, or estimated, until the Company has completed its final mine closure plan and is reasonably confident that it will be approved by MEM in most material respects.  However, the Company has made a preliminary estimate of this liability and has recorded such amount in its financial statements.  As of June 30, 2007, the Company has recorded $6.1 million for this liability.  The Company believes that this estimate should be viewed with caution, pending final approval of its mine closure plan.

For the Company’s Peruvian operations, environmental capital expenditures were $21.1 million and $86.4 million in the first six months of 2007 and 2006, respectively.

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

The principal legislation applicable to the Company’s Mexican operations is the federal Ley General del Equilibrio Ecologico y la Proteccion al Ambiente (the “General Law of Ecological Balance and Environmental Protection”, or the “Environmental Law”), which is enforced by the Procuraduria Federal de Proteccion al Ambiente (“Federal Bureau of Environmental Protection” or the “PROFEPA”).  The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards.  PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Codigo Penal Federal (Federal Criminal Code), the PROFEPA must inform corresponding authorities regarding environmental non-compliance.

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

For the Company’s Mexican operations, environmental capital expenditures were $12.8 million and $2.5 million in the first six months of 2007 and 2006, respectively.

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

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1) As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares.  The amount claimed corresponds to the total number of labor shares for all of the Company’s Peruvian workers.  In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the labor shares and dividends to the plaintiffs.  The Company appealed this decision in January 2000.  On October 10, 2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company.  On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedure requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  The lower labor judge dismissed the lawsuit in January 2005 on procedural grounds without deciding on the merits of the case.  In March 2005, the plaintiffs appealed to the Lima Labor Superior Court.  The Superior Court annulled the appeal due to procedural defects and remanded the case to the lower court for further proceedings.  The lower court, on motions from the plaintiffs, reinstated the appeal of the dismissal of the case of seven plaintiffs that had cured the procedural defects. As of June 30, 2007, the case remains open with no further new developments.

2) Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination)corresponding to years 1971 to December 31,1977 (we understand the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest” and (2) labor shares resulting from capital increases made by the Branch in 1980 “ for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Company answered this new complaint, denying the validity of the claim. As of June 30, 2007 the case remains in the discovery stage.

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

Mineria Integral S.A.C.:

In January 2007, the Company was served with three claims filed in Peru by Mineria Integral S.A.C.  The claims allege that the Company has trespassed on certain mining rights of the plaintiff, in Ilo, Department of Moquegua, and seek that the Company desist from the trespass and pay compensation in the amount of $49,139,476.  The Company believes that these administrative procedures are without merit and is vigorously defending itself against these actions.

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

Mexican operations-

The Mexican Geological Services (MGS) Royalties:

In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  We estimate that the payment made on January 11, 2006 will cover 100% of the royalty payments required for 2004 and prior periods.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007. The appeal is still pending.  The Company believes that the payment made on account for this period is correct.

On an ongoing basis the Company will be required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

San Luis Potosi Facilities:

The municipality of San Luis Potosi has granted Desarrolladora Intersaba, S.A. de C.V. (“Intersaba”), licenses for use of land and construction of housing and/or commercial zones in the former Ejido Capulines zone, where the residential project “Villa Magna” is expected to be developed in the near future.

The “Villa Magna” residential project will be developed within an area that IMMSA’s Risk Analysis approved by SEMARNAT (the federal environmental authority), has secured as a safeguard and buffer zone due to the use by IMMSA of anhydrous ammonia gas.

Based on the foregoing, IMMSA has initiated two different actions regarding this matter.  First, against the municipality of San Luis Potosi, requesting the annulment of the authorization and licenses granted to Intersaba to develop “Villa Magna” within the zinc plant’s safeguard and buffer zone; and second, filed before SEMARNAT for the declaration of a safeguard and buffer zone surrounding IMMSA’s zinc plant.

In August 2006, the first action was resolved by a Federal Court, which denied IMMSA’s request. In September 2006, IMMSA sumbmitted its final appeal to the Supreme Court of Justice and in February 2007, the court ruled against IMMSA.

IMMSA believes that while this outcome was adverse to its interests, the construction of the “Villa Magna” housing and commercial development will not, in itself, affect the operations of IMMSA’s zinc plant.

Intersaba has filed a lawsuit against IMMSA, requesting payment of damages in the amount of approximately $11.0 million supposedly caused by IMMSA during these proceedings.  IMMSA intends to vigorously defend against this lawsuit.

In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosi due to its refusal to issue IMMSA’s use of land permit (licencia de uso de suelo) in respect to its zinc plant.  A federal judge ruled that IMMSA’s use of land permit should be granted.

Tax contingency matters-

The Company is regularly audited by federal, state and foreign tax authorities, both, in the United States and internationally.  The amount of unrecognized tax benefits resulting from uncertain tax positions has been developed in consultation with legal and tax counsel and in accordance with the requirements of FIN 48, which was adopted effective January 1, 2007, see Note B above.

U.S. Internal Revenue Service (IRS)

IRS audits can result in proposed assessments.  In 2002, the IRS issued a preliminary Notice of Proposed Adjustment for the years 1994 through 1996.  In 2003, the Company settled these differences with the IRS and made a payment of $4.4 million, including interest.  The years 1994 through 1996 are now closed to further adjustment.

In the second quarter of 2007, the IRS completed field audit work for the years 2003 and 2004. Issues raised were the same as those pending resolution from prior audits. No new issues were raised and no new federal audits have been scheduled.

During the audit of the tax years 1997 through 1999, the IRS questioned the Company’s accounting policy for determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes, the methodology of capitalizing interest and the capitalizing of certain costs (drilling, blasting and hauling) into inventory value as items for possible adjustment.  In 2003, the Company and the IRS jointly requested technical advice from the IRS National Office to help resolve the inventory value dispute.  In 2005 the National Office of the IRS responded to the request for technical advice with the issuance of a technical advice memorandum (TAM).  This TAM allowed the IRS to close the field audit work for the audit cycles 1997 through 1999 and 2000 through 2002.  The TAM accepts the position of the IRS field office and concludes that the Company is required to capitalize the drilling, blasting and hauling costs of material transported to its leach dumps based on the weight of material moved, without regard to metal content or recoverability.

In October 2005, the Company filed two formal protests, covering the years 1997 through 2002, with the IRS to appeal the proposed changes with respect to the TAM conclusion, as well as other items of adjustment proposed by the IRS field audit group.

These other adjustments include the methodology of capitalizing interest, the determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes and the established service fee between the Company and related parties.  Discussions with the Appeals Office representatives have begun and the parties have agreed to working through the protested issues and concluding the appeals process as soon as practicable.  During the quarter ending June 30, 2007 the Company and the IRS continued to exchange information aimed at settling the disputes.

On June 12, 2007 the Company filed a formal protest with the IRS to appeal the proposed changes raised from the 2003 and 2004 audit.  Although no new issues were identified, the application of the prior cycle issues to new years did give rise to additional proposed adjustments. The resulting liability amounts for these probable proposed adjustments were included within the FIN 48 liability.

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

In 2002, the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed.  After appeal, the Company settled many of the issues with SUNAT in 2003.  However, the portion of the assessment related to the disallowance of financial expenses is still pending resolution.  In addition, the Company has not recognized a liability for penalties and interest related to the portion of the assessments settled in 2003 or for the pending assessment related to financial expenses, as it considers that they are not applicable.  The status of these pending issues as well as other tax contingencies is as follows:

a) Year 1996:  With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.4 million, which was issued in July 2003.  This deposit is recorded in other assets in the condensed consolidated balance sheet.  The Company was not required to issue a deposit for the appeal of the assessments and rulings with respect to any other year.  In February 2004, the Peruvian tax court denied the Company’s appeal.  Consequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT before the Superior Court of Peru.  In September 2005, the Superior Court declared the Company’s claim valid.  SUNAT appealed this decision to the Peruvian Supreme Court in Lima.  In December 2006, the Peruvian Supreme Court confirmed the opinion of the lower court that declared valid SPCC’s claim.  SUNAT has not appealed this decision and in March 2007 issued a resolution in favor of SPCC’s claim. The Company is awaiting the refund of $3.4 million plus interest.

b) Year 1997:  In November 2002, with regard to the penalty issued by SUNAT related to fiscal year 1997, the Peruvian tax court indicated that the penalty needed to be modified and declared the previously issued penalty null.  Consequently, SUNAT issued a new penalty in December 2003.  This penalty had been protested before SUNAT.  The Company’s appeal before the Peruvian tax court related to the assessments (pertaining to the deduction of certain financial expense) for fiscal year 1997 was denied.  In May 2003, the Company filed a lawsuit before the Superior Court against SUNAT and the Peruvian tax court, seeking the reversal of the ruling of the tax court.  In July 2005 the Superior Court decided in favor of the Company and remanded the case to SUNAT for a new pronouncement.  SUNAT has appealed the court’s decision to the Peruvian Supreme Court in Lima.  In December 2006, the Supreme Court declared null the lower court’s opinion and remanded the case back to the lower court for final resolution.

In March 2007 the lower court declared null the original resolutions issued by SUNAT and the tax court, found in SPCC’s favor, and ordered SUNAT to accept the 1997 interest deduction.  SUNAT has appealed this decision.  This decision, if it is affirmed on appeal, is very important for SPCC as assessments related to the years 1998 through 2001 are based on SUNAT’s disallowance of similar interest expense deductions.

c) Years 1998 and 1999: In August 2006, SUNAT ruled on the part of the 1998/1999 issues related to payment of commissions to certain financial institutions.  The ruling resolved one issue in favor of the Company and other issues against the Company.  The Company has appealed before the Peruvian tax court the portion of the claim decided against the Company.

In July 2007, SUNAT ruled on the remaining 1998/1999 issues related to financial deductions. The ruling resolved one issue in favor of the Company and other issue against the Company. The Company will continue to contest the adverse portion of this ruling.

d) Years 2000 and 2001: In December 2004 and January 2005, the Company received assessments and penalties from SUNAT for fiscal years 2000 and 2001, in which certain deductions taken by the Company were disallowed.  SUNAT has objected to the Company’s method of deducting vacation pay accruals in 2000, a deduction in 2000 for a fixed asset write-off, as well as certain other deductions in both years.  The Company has appealed these assessments and resolution is still pending.  Additionally, the Company received penalties and assessments from SUNAT relating to treatment of foreign exchange differences for 2000 and 2001.  The Company has appealed these assessments before the Peruvian tax court and resolution is still pending.

In June 2006, a tax court decision was published with regards to another company, which states that profits related to foreign exchange differences need not be included in calculations for monthly advance tax payments.  The tax court has indicated that this decision is applicable to all future cases that are similar. In view of this, the Company expects that the portion of the 2000/2001 tax assessment related to foreign exchange difference will be removed from the assessment.

In September 2006, SUNAT declared invalid the Company’s claim related to the income tax rate applied to commissions paid to certain financial institutions.  The Company has appealed SUNAT’s decision before the Peruvian tax court.

e) Year 2002: In December 2006, the Company received assessments and penalties from SUNAT for fiscal year 2002 disallowing the income tax rate applied to services received from non domiciled companies and certain deductions taken.  In February 2007, the Company filed a protest before SUNAT regarding these assessments.

Mexican Operations:

MM is regularly examined by the Servicios de Administracion Tributaria (“SAT”), the Mexican tax administration.  These examinations can result in proposed assessments.

a) Year 1995: In March 2001, SAT issued an assessment related to the 1995 tax year, disallowing certain deductions related to the Company’s housing and local travel expenses.  The Company has appealed this assessment.  The tax court ruled against the Company.  In March 2007, SAT made the final liquidation of MM’s consolidated income tax and the Company paid $0.9 million.  With this payment the case is closed.

b) Year 1999:  In May 2005 SAT issued an assessment against MM claiming that MM understated the asset value used in the determination of the asset tax.  In addition, SAT claimed that MM improperly reduced its consolidated results through the consolidation of two subsidiaries.

MM believes that the 1999 SAT assessment is not legal.  Accordingly, in July 2005, MM filed a nullity motion with the Metropolitan Regional Tax Court, Exchequer Division,

against the assessment, which is currently at the stage of submission of expert and documentary evidence.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

During 2006, there were a number of work stoppages at some of the Company’s Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended in July 2006.  A strike at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Workers at the Cananea copper mine went on a strike on June 1, 2006, returning to work six weeks later on July 17, 2006.  These work stoppages were declared illegal by the Mexican authorities.  On June 9, 2006, the Company announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations.  As a result of these strikes, the Company declared “force majeure” on certain of its June and July copper contracts.  On July 14, 2006, with the approval of a labor court, the Company dismissed the La Caridad workers. Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities. On July 26, 2006, the installations were returned to the Company and the Company commenced to hire workers to resume operations.  In July 2006, the Company reopened the La Caridad mine and in the fourth quarter of 2006 restored production to 100% capacity.

Collective bargaining agreements with the Company’s nine Peruvian labor unions were due to expire in 2007. As a result, on April 28, 2007 the workers of a newly unified workers union at our Peruvian smelter in Ilo initiated a strike to demand better wages and benefits.  In addition, on April 30, 2007 Peru’s largest mining union launched a nationwide strike to demand better job benefits.  The workers at our two Peruvian mines joined the nationwide miners’ strike and also supported the unified Ilo union.  The labor minister declared the strike inappropriate and the workers returned to work after five days when the nationwide strike was resolved by the government.  The workers received guarantees from the government over working conditions and contracts.

On June 9, 2007 the workers of the Toquepala employees union signed a five year and nine month collective bargaining agreement with the Company. This agreement includes a salary increase of 11% retroactive to December 1, 2006.

On June 23, 2007 the unionized workers at some of our Peruvian operations initiated a strike demanding better wages and benefits.  At the request of the Peruvian labor authorities, the workers returned to work after five days to restart negotiations with the Company.

During these brief strikes at the Peruvian operations, the Company continued normal operations with the support of staff and administrative personnel and contractors.

On July 11, 2007 the workers of four Peruvian unions, the Ilo workers union, the refinery employees union, and the unified workers of Toquepala and Cuajone unions, signed a six year agreement with the Company. These agreements include a salary increase of 41.67% over the six years, 11% of which is for the first year retroactive to December 1, 2006. In addition, each worker will receive a one time payment of approximately $5,000 upon subscribing.

Related to our Mexican operations, ten of the eleven collective bargaining agreements were satisfactorily negotiated. The Company expects to complete negotiation with the remaining union in August.

On July 30, 2007 three of our Mexican mining units, Cananea, Taxco and San Martín, suspended operations due to work stoppages organized by a minority of the units’ workers. Based on several procedural shortcomings, the Company considers that these stoppages are illegal. The Company has asked the authorities to promptly declare these work stoppages illegal.

Mine accident:

On February 19, 2006 an explosion occurred at the IMMSA unit’s Pasta de Conchos coal mine, located in San Juan de Sabinas, Coahuila, Mexico. Immediately thereafter and for 14 months, IMMSA conducted a comprehensive rescue effort.  Federal and local governmental help and support was received.  As a result of the accident eight miners were injured and 65 perished.

Both the Coahuila Public District Attorney (Procurador de Justicia) and the Federal Attorney’s Office (Procuraduria Federal de la Republica) initiated investigations to establish the causes of the accident and the responsible party.  A local judge at San Juan de Sabinas ordered five mine representatives to stand trial for the accident.  On April 16, 2007 the judge terminated the case due to the indemnification for damages to the families of the victims.  Recovery efforts have stopped due to increased hazards and potential health risks for the recovery workers. Federal labor officials are evaluating the conditions of the mine.

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

M.         Segment and Related Information:

The Company operates in a single industry, namely mining copper.  Prior to the April 1, 2005 acquisition of Minera Mexico, the Company determined that its operations in Peru fell within one segment.  With the acquisition of Minera Mexico the Company continues to operate principally in one industry, the mining of copper.  However, because of the demands of managing operations in two countries, effective April 1, 2005 Company management views the new Southern Copper as having three operating segments and manages the Company on the basis of these segments.  Additionally, in mining copper, the Company produces a number of by-products, most important of which are molybdenum, silver and zinc.  The significant increase in the price of molybdenum over recent years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.  Added to the segment information is the information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

1.               Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.

2.               Mexican open pit copper mines, which include La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$688.3	$184.3	$953.9	$—	$1,826.5
Intersegment sales	78.2	29.3		(107.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	209.4	107.5	358.1	(112.7)	562.3
Selling, general and administrative expense	10.5	7.3	10.1	(2.0)	25.9
Depreciation, amortization and depletion	44.0	9.9	30.0	0.6	84.5
Exploration	1.8	2.1	4.7	—	8.6
Operating income	$500.8	$86.8	$551.0	$6.6	1,145.2
Less:
Interest, net					(11.4)
Loss on derivative instruments					(55.5)
Other income (expense)					5.0
Taxes on income					(354.4)
Minority interest					(2.9)
Net earnings					$726.0

Capital expenditure	$41.9	$2.8	$49.0	$0.3	$94.0
Property, net	$1,585.7	$259.2	$1,665.0	$68.6	$3,578.5
Total assets	$3,239.9	$712.7	$3,134.3	$(557.6)	$6,529.3

	Three Months Ended June 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$336.5	$153.5	$786.7	$—	$1,276.7
Intersegment sales	63.7	8.3	—	(72.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	200.7	86.8	286.7	(52.4)	521.8
Selling, general and administrative expense	8.5	5.2	9.7	(0.1)	23.3
Depreciation, amortization and depletion	50.1	7.2	20.3	0.4	78.0
Exploration	0.1	1.3	3.2	—	4.6
Operating income	$140.8	$61.3	$466.8	$(19.9)	649.0
Less:
Interest, net					(7.3)
Loss on debt prepayment					(0.9)
Other income (expense)					8.5
Taxes on income					(207.9)
Minority interest					(2.1)
Net earnings					$439.3

Capital expenditures	$37.2	$11.8	$38.6	$—	$87.6
Property, net	$1,588.7	$272.5	$1,552.5	$28.8	$3,442.5
Total assets	$2,531.6	$561.5	$3,101.0	$(569.8)	$5,624.3

	Six Months Ended June 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$1,202.0	$312.8	$1,670.0	$—	$3,184.8
Intersegment sales	147.9	51.5	—	(199.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	397.7	172.1	662.4	(203.3)	1,028.9
Selling, general and administrative expense	20.9	12.8	20.1	(4.1)	49.7
Depreciation, amortization and depletion	87.0	17.7	53.3	0.6	158.6
Exploration	2.6	4.0	8.4	—	15.0
Operating income	$841.7	$157.7	$925.8	$7.4	1,932.6
Less:
Interest, net					(14.4)
Loss on derivative instruments					(76.7)
Other income (expense)					25.7
Taxes on income					(585.1)
Minority interest					(4.5)
Net earnings					$1,277.6

Capital expenditure	$62.3	$9.5	$80.4	$26.8	$179.0
Property, net	$1,585.7	$259.2	$1,665.0	$68.6	$3,578.5
Total assets	$3,239.9	$712.7	$3,134.3	$(557.6)	$6,529.3

	Six Months Ended June 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$725.4	$270.1	$1,402.5	$—	$2,398.0
Intersegment sales	159.6	25.4	—	(185.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	384.6	161.7	554.2	(171.8)	928.7
Selling, general and administrative expense	16.3	9.0	19.0	3.0	47.3
Depreciation, amortization and depletion	76.8	14.1	40.1	0.1	131.1
Exploration	0.6	3.0	5.6	—	9.2
Operating income	$406.7	$107.7	$783.6	$(16.3)	1,281.7
Less:
Interest, net					(15.9)
Loss on derivative instruments					(0.9)
Loss on debt prepayment					7.5
Other income (expense)					(407.7)
Taxes on income					(3.8)
Minority interest					$860.9
Net earnings

Capital expenditures	$88.0	$19.6	$123.1	$—	$230.7
Property, net	$1,588.7	$272.5	$1,552.5	$28.8	$3,442.5
Total assets	$2,531.6	$561.5	$3,101.0	$(569.8)	$5,624.3

Sales value per segment:

	Three Months Ended June 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$607.3	$36.1	$749.3	$(79.2)	$1,313.5
Molybdenum	129.1	—	161.3	—	290.4
Other	30.1	177.5	43.3	(28.3)	222.6
Total	$766.5	$213.6	$953.9	$(107.5)	$1,826.5

	Three Months Ended June 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$375.3	$32.8	$640.0	$(63.2)	$984.9
Molybdenum	1.7	—	125.5	—	127.2
Other	23.2	129.0	21.2	(8.8)	164.6
Total	$400.2	$161.8	$786.7	$(72.0)	$1,276.7

	Six Months Ended June 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$1,065.3	$51.2	$1,308.0	$(147.3)	$2,277.2
Molybdenum	228.0	—	274.6	—	502.6
Other	56.6	313.1	87.4	(52.1)	405.0
Total	$1,349.9	$364.3	$1,670.0	$(199.4)	$3,184.8

	Six Months Ended June 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$792.7	$57.6	$1,123.1	$(148.3)	$1,825.1
Molybdenum	35.7	—	225.8	—	261.5
Other	56.6	237.9	53.6	(36.7)	311.4
Total	$885.0	$295.5	$1,402.5	$(185.0)	$2,398.0

Geographic breakdown of Southern Copper’s sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)
	2007	2006	2007	2006
United States	$472.0	$470.2	$904.0	$861.9
Europe	410.6	493.3	626.6	757.7
Mexico	474.0	276.8	734.6	531.2
Peru	31.0	30.2	52.4	55.4
Latin America (excluding Mexico and Peru)	249.6	171.3	435.5	289.5
Asia	186.0	92.9	428.4	160.2
Derivative instruments	3.3	(257.9)	3.3	(257.9)
Total	$1,826.5	$1,276.7	$3,184.8	$2,398.0

Major Customer Segment Information:

For the six months ended June 30, 2007, the Company had revenue from two copper customers of the Mexican and Peruvian operations, which amounted to 24.1% of total revenue; revenues from one of these customers amounted to 14.6% of total revenue. In addition, the Company had revenue from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 13.1% of total revenues; these customers represent 82.9% of the Company’s molybdenum sales value.

N.            Impact of New Accounting standards:

In February 2007 the FASB published SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

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

O.            Stockholders Equity:

Treasury Stock:

Activity in treasury stock in the six month period ended June 30, 2007 is as follows:

Southern Copper common shares
Balance as of December 31, 2006	$(4,466)
Purchase of shares	—
Used for corporate purposes	101
Balance as of June 30, 2007	(4,365)

Parent Company (Grupo Mexico) common shares
Balance as of December 31, 2006	(92,603)
Used for corporate purposes	217
Dividend received	(24,965)
Balance as of June 30, 2007	(117,351)

Treasury stock balance as of June 30, 2007	$(121,716)

In the first six months of 2007, the Company distributed 4,000 shares of Southern Copper to directors under the Directors’ Stock Award Plan.

In the first six months of 2007 the Company awarded 4.7 million shares of Grupo Mexico under the employee stock purchase plan.  In addition, the Company received dividends from Grupo Mexico shares amounting to $25.0 million, which were added to the treasury stock balance and credited to other income (expenses) in our condensed consolidated statement of income.

Directors Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 400 shares of common stock upon election and 400 additional shares following each annual meeting of stockholders thereafter.  200,000 shares of Southern Copper common stock have been reserved for this plan.  At June 30, 2007 and 2006, 71,600 and 67,200 shares, respectively, have been granted under this plan.  The fair value of the award is measured each year at the date of the grant.  For the six months ended June 30, 2007 and 2006, the stock based compensation expense under this plan equaled $0.3 million and $0.3 million, respectively.

Employee Stock Purchase Plan:

In January 2007, the Company offered to eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies.  The purchase price is established at the approximate fair market value on the grant date.  Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years.  The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.  At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee.

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

For the six months ended June 30, 2007, the stock based compensation expenses under this plan was $1.2 million.  As of June 30, 2007, there was $15.8 million of unrecognized compensation expense under this plan which is expected to be recognized over a period of 8 years.

The following table presents the stock award activity for the six months ended June 30, 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	—	—
Granted	4,714,698	$3.5
Exercised		—
Forfeited	—	—
Outstanding shares at June 30, 2007	4,714,698	$3.5

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies. Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 750,000 shares of Grupo Mexico over an eight year period. The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years. The Company recorded $0.5 million, net of tax, in compensation expense in the first six months of 2007.  As of June 30, 2007, there was $3.2 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over a weighted average period of eight years.

The following table presents the stock award activity for the six months ended June 30, 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	750,000	$2.3
Granted	—	—
Exercised	(67,500)	2.3
Forfeited	—	—
Outstanding shares at June 30, 2007	682,500	$2.3

P.              Subsequent events:

On July 26, 2007 the Board of Directors approved a quarterly dividend of $1.60 per share, totaling $471.1 million, to be paid on August 31, 2007 to shareholders of record as of August 14, 2007.

Part I Item 2 and 3.

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

Our net income and earnings per share for the three months ended June 30, 2007 were $726.0 million and $2.465 per share and for the three months ended 2006 were $439.3 million and $1.492 per share. Net income and earnings per share for the six months ended June 30, 2007 were $1,277.6 million and $4.339 per share and for the six months ended 2006 were $860.9 million and $2.923 per share. The increase in net earnings in both periods was favorably impacted by higher prices for copper and our principal byproducts.  Additionally, higher copper sales volumes improved the second quarter and first six months of 2007 as compared to the second quarter and the first six months of 2006.  Strike activity at some of our Mexican operations reduced sales volumes in 2006.  We completed the Ilo smelter modernization early in the first quarter of 2007 and are currently eliminating some glitches in the process to reach maximum production.  The nominal and design capacity for the Isasmelt furnace was reached in less than 45 days; compared with other smelting furnaces using this technology, the start-up of the Ilo smelter has been achieved in the shortest time.  Also, the sulfur capture during the second quarter was over the 92% required by Peruvian regulations.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effects of inflation and other local currency issues and (v) our expansion and modernization program. This discussion should be read in conjunction with the management discussion and analysis of financial condition and results of operations at December 31, 2006 included in the Company’s 2006 annual report on Form 10-K.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (including depreciation, amortization and depletion) as presented in the statement of earnings, is presented under the subheading “Non-GAAP Information Reconciliation”, below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less byproducts revenue and sales premiums, depreciation, amortization and depletion, worker’s participation and other miscellaneous charges, the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of byproducts, principally molybdenum, zinc and silver and the premiums over market price that we receive on copper sales.  We account for the byproduct revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the byproducts revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash cost are items of a non-recurring nature, and the new Peruvian royalty. In periods prior to 2006 we have also excluded the portion of mine stripping costs that we have capitalized.

Our operating cash costs per pound, as defined, are presented in the table below, for the three and six months ended June 30, 2007 and 2006.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in cents per pound)
Cash cost per pound of copper produced and purchased	(29.5)	40.5	(12.1)	30.2
Cash cost per pound of copper produced and purchased without by-products revenue	132.0	149.8	127.4	132.0

As seen on the chart above, our per pound cash cost for the second quarter and six months of 2007 when calculated with by-products revenue is a credit of 29.5 cents and 12.1 cents respectively, compared with a debit of 40.5 cents and 30.2 cents in the second quarter and six months of 2006, respectively.  The increase in the byproducts credit in both 2007 periods was due to higher prices for molybdenum, zinc and silver, as well as the higher production of molybdenum and silver in both periods, and the higher production of zinc in the second quarter of 2007. Production of zinc in the six month 2007 period was about one percent lower than in the first six months of 2006. See page 39 for the average metal prices for these periods. The higher byproduct production in 2007 was principally a return to normal, as 2006 production was reduced due to extensive strikes at some of our Mexican properties.

Our cash costs, excluding by-product revenues, were lower by 17.8 cents and 4.6 cents per pound in the second quarter and six months of 2007, respectively, than the comparable 2006 periods, principally because in 2006 it was necessary to purchase additional copper concentrates to meet our smelting requirements as consequence of the illegal work stoppages.  As we include the cost of purchased material in our operating cash cost, the impact of this material increased our per pound operating cash cost by 30.5 and 12.5 cents in the second quarter and first six months of 2006, respectively.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2007 earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$8.2	$19.3	$1.7	$11.0

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

Segment information is included in our review of “Results of Operations” and also in Note M of our Condensed Consolidated Financial Statements.

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

For the three and six months ended June 30, 2007 and 2006, inflation and devaluation rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Peru:
Inflation rate	1.2%	(0.2)%	1.8%	1.4%
Nuevo sol/dollar (appreciation)/ devaluation rate	(0.5)%	(2.9)%	(0.9)%	(5.0)%

Mexico:
Inflation rate	(0.4)%	(0.2)%	0.6%	0.7%
Peso/dollar (appreciation)/ devaluation rate	(2.3)%	4.1%	(0.8)%	6.4%

Expansion and Modernization Program.

The Ilo smelter modernization project was completed in January 2007.  We are currently eliminating some glitches in the process to reach maximum production.  The nominal and design capacity for the Isasmelt furnace was reached in less than 45 days; compared with other smelting furnaces using this technology, the start-up of the Ilo smelter has been achieved in the shortest time.  Also, the sulfur capture during the second quarter was over the 92% required by Peruvian regulations.  Additionally, the Company’s crushing and conveying project at the Toquepala mine is in full production.  The primary crusher and associated overland conveying system are fully operational; construction of the operating ramp had displaced 51.6 millions tons of material and was completed in the second quarter of 2007.

We plan to construct a new SX/EW plant at the Cananea mine with a 33,000 mtpy capacity.  Proposals for an engineering, procurement and construction management contract have been received and are being analyzed. In conjunction with this project, we are developing a crushing and conveying system project with a 15 million mtpy capacity.

Regarding the expansion projects at the Cananea mine, the concentrator expansion is under a technical and economic evaluation.  The expanded concentrator would add 33,000 tons of copper content per year and would begin production in 2009.  In parallel, due to improving molybdenum grades, the Company also plans to build a molybdenum plant to produce concentrates with approximately 4,000 tons of molybdenum content per year. We have completed the basic engineering and we are analyzing alternatives of the detailed engineering.

Regarding the Company’s exploration activities, the pre-feasibility study at Los Chancas, a copper-molybdenum property in southern Peru is in progress and we expect it to be completed in the third quarter of 2007.  Additionally, a feasibility study for Tia Maria, a copper oxide deposit in the department of Arequipa, Peru is in process.  This study should be completed by the third quarter of 2007. In addition to these Peruvian properties, we are planning to develop our Mexican properties at El Arco in Baja California and Angangueo in Michoacan. We expect to go forward with the development, as well as the expansion of our operating properties, once we believe that the necessary financial and governmental requisites have been obtained.

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in millions)
	2007	2006	2007	2006
Statement of Earnings Data

Net sales	$1,826.5	$1,276.7	$3,184.8	$2,398.0
Operating costs and expenses	(681.3)	(627.7)	(1,252.2)	(1,116.3)
Operating income	1,145.2	649.0	1,932.6	1,281.7
Non-operating income (expense)	(61.9)	0.3	(65.4)	(9.3)
Earnings before taxes and minority interest	1,083.3	649.3	1,867.2	1,272.4
Taxes on income	(354.4)	(207.9)	(585.1)	(407.7)
Minority interest	(2.9)	(2.1)	(4.5)	(3.8)
Net earnings	$726.0	$439.3	$1,277.6	$860.9

Mine copper production amounted to 351.0 million pounds in the second quarter of 2007, an increase of 28.1% compared with the second quarter of 2006.  This increase of 77.1 million pounds included 84.0 million pounds from the Mexican open pit operations, 1.9 million pounds from the Mexican underground mines and a decrease of 8.8 million pounds from the Peruvian open pit mines.

The increase of 84.0 million pounds in production from the Mexican open-pit mines included 70.7 million pounds from the La Caridad mine and 13.3 million pounds from the Cananea mine.  In the second quarter of 2006, strike activity halted production at the La Caridad. In 2007, La Caridad operated at normal capacity. The increase of 13.3 million pounds at Cananea was the result of higher ore and PLS grades.  The decreased production at the Peruvian mines came principally from the Toquepala mine, which decreased by 10.7 million pounds, and was the result of lower ore grades and mill recoveries in the 2007 period, and from a 0.4 million pound decrease at Cuajone.  These decreases were partially reduced by a 2.3 million pound increase in our Peruvian SX/EW production, principally due to the processing of copper sulfate purchased from third parties.  The increase of 1.9 million pounds at the Mexican underground mines was due largely to an increase of 1.6 million pounds at the San Martin mine. In 2006, San Martin lost 46 production days due to strike.

Molybdenum production increased to 8.6 million pounds in the second quarter of 2007 from 5.1 million pounds in the second quarter of 2006.  This increase in production was the result of a 3.5 million pound increase at La Caridad, while molybdenum production at our Peruvian operations remained stable.

Mine zinc production increased 3.5 million pounds in the second quarter of 2007 to 73.6 million pounds compared with 70.1 million pounds in the second quarter of 2006. This 5.0% increase in production was due to higher strike-free production at San Martin and improvements in grade and recovery at our other zinc mines.

The table below outlines the average metal prices during the three and six months periods ended June 30, 2007 and 2006:

Average Metals Prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Copper ($ per pound — LME)	$3.47	$3.27	6.1%	$3.08	$2.76	11.6%
Copper ($ per pound — COMEX)	$3.46	$3.37	2.7%	$3.08	$2.81	9.6%
Molybdenum ($ per pound)	$30.41	$24.22	25.6%	$28.11	$23.23	21.0%
Zinc ($ per pound — LME)	$1.66	$1.49	11.4%	$1.61	$1.26	27.8%
Silver ($ per ounce — COMEX)	$13.32	$12.22	9.0%	$13.31	$10.96	21.4%

Net Sales.  Net sales in the second quarter of 2007 increased $549.7 million to $1,826.5 million from $1,276.7 million in the comparable period in 2006.  Net sales in the first six months of 2007 increased $786.8 million to $3,184.8 million from $2,398.0 million in the comparable period in 2006.  The increases in net sales were principally the result of higher copper, zinc, molybdenum and silver prices and higher sales volumes and a gain on derivative instruments in the second quarter and six months of 2007 of $3.3 million.  Loss on copper derivative instruments decreased net sales by $257.9 million in both the second quarter and the first six months of 2006, respectively.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2007 and 2006:

Copper Sales (million pounds):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Copper:
Peruvian operations	209.9	208.4	420.9	395.5
Mexican open-pit	158.2	129.9	331.6	304.4
Mexican IMMSA unit	9.7	9.4	16.9	19.1
Intersegment elimination	(21.6)	(18.5)	(46.7)	(55.8)
Total copper sales	356.2	329.2	722.7	663.2

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2007 and 2006:

By-product Sales:

(in million pounds except silver - in million ounces)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Peruvian operations
Molybdenum contained in concentrates	5.1	5.2	9.3	10.9
Zinc - refined and in concentrate (1)	11.8	—	23.2	10.5
Silver	0.8	1.3	2.2	2.9

Mexican open-pit
Molybdenum contained in concentrates	4.0	—	7.8	1.6
Zinc - refined and in concentrate	—	—	—	9.5
Silver	1.1	1.2	2.1	2.6

Mexican IMMSA unit
Zinc - refined and in concentrate	69.8	60.5	134.0	134.2
Silver	3.4	3.0	5.7	5.9

Intersegment elimination
Zinc - refined and in concentrate	(11.5)	—	(21.6)	(13.9)
Silver	(0.2)	(0.6)	(0.5)	(1.7)

Total by-product sales
Molybdenum contained in concentrates	9.1	5.2	17.1	12.5
Zinc - refined and in concentrate	70.1	60.5	135.6	140.3
Silver	5.1	4.9	9.5	9.7

(1)             As of 2006, the Peruvian operations purchased zinc products from IMMSA and the Mexican open-pit operations for resale to its customers through our commercial company in the United States.

At June 30, 2007, the Company has recorded provisionally priced sales of 141.6 million pounds of copper, at an average forward price of $3.42 per pound.  Also the Company has recorded provisionally priced sales of 4.4 million pounds of molybdenum at an average price of $32.25 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the remaining six months of 2007.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses. Operating costs and expenses were $681.3 million in the second quarter of 2007 compared with $627.7 million in the second quarter of 2006.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended June 30, 2007 was $562.3 million compared with $521.8 million in the comparable 2006 period.

The increase in cost of sales in the second quarter 2007, as compared to the second quarter of 2006, is principally due to $57.5 million of higher production cost as a consequence of the higher strike-free production in our Mexican operations offset by a reduction of $113.2 million in purchases of copper concentrates on the open market made in 2006 due to the strike activities.  Other factors increasing cost of sales include an increase in workers participation of $27.5 million, a loss in translation difference of $17.2 million mainly due to the appreciation of the Mexican peso against the US dollar, a consumption of inventory of $32.1 million and $11.3 million of higher sales expenses mainly due to the sale of copper concentrates. The start up of the modernization of the Ilo smelter in early 2007 created a backlog of concentrates which were subsequently sold. In addition, we sold concentrates from our Mexican mines due to scheduled repairs at the La Caridad smelter.

Operating costs and expenses were $1,252.2 million in the first six months of 2007 compared with $1,116.3 million in the first six months of 2006.  Cost of sales (exclusive of depreciation, amortization and depletion) for the six months ended June 30, 2007 was $1,029.0 million compared with $928.7 million in the comparable 2006 period.

The increase in cost of sales in the six-month 2007 period is principally due to $68.2 million of higher production cost as a consequence of the higher strike-free production in our Mexican operations offset by a reduction of $92.2 million in purchases of copper concentrates on the open market made in 2006 due to the strike activities.  Other factors increasing cost of sales include an increase in workers’ participation of $37.3 million, a loss in translation difference of $12.1 million mainly due to the appreciation of the Mexican peso, a consumption of initial inventory of $33.2 million and $22.6 million of higher sales expenses, mainly due to the sale of copper concentrates.

Depreciation, amortization and depletion for the three months and six months ended June 30, 2007, were $84.5 million and $158.6 million, respectively compared with $78.0 million and $131.1 million in the comparable periods of 2006.  The increases of $6.5 million and $27.6 million are mainly attributable to higher depreciation in our Peruvian operations due to the start-up of the modernized Ilo smelter and higher amortization of capitalized leach material.

Selling and administrative expenses for the six months ended June 30, 2007, were $49.7 million compared with $47.3 million in the first six months of 2006.  The increase of $2.4 million is mainly attributable to $0.9 million of higher salaries and wages, $1.1 million of higher fees for consulting and other services.

Non-Operating Income (Expense):  Interest expense in the second quarter and the first six months of 2007 were approximately 9.9% and 18.9% higher, respectively, than the comparable 2006 periods.  These increases are the result of higher average debt levels in 2007.

Interest income was $18.1 million and $40.0 million in the second quarter and first six months of 2007, compared to $14.3 million and $23.6 million in the second quarter and first six months of 2006.  These increases were principally the result of higher cash balances in the periods and higher rates of interest earned.

The loss on derivative instruments was $55.5 million and $76.7 million in the second quarter and first six months of 2007. These losses consist of the following (in millions):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Loss on marketable securities (1)	$(58.9)	$(81.6)
Loss on dual currency notes	(1.3)	(1.3)
Gain on exchange rate derivatives, U.S. dollar / Mexican peso	4.7	6.2
Net loss	$(55.5)	$(76.7)

(1) The amount of the realized loss was $29.4 million on an investment of $40.0 million which matured in June 2007; the unrealized portion is $63.8 million, including $13.8 million realized on an investment redeemed on July 3, 2007, with a June 28, 2007 maturity date. These unrealized losses are recorded in other accounts payable in the condensed consolidated balance sheet.  A loss on these investments of $11.6 million was recorded in the fourth quarter 2006 results.

For additional information please see Notes C, Marketable securities and G, Derivative instruments to the Condensed Consolidated Financial Statements.

Other income (expense) was $5.0 million and $25.7 million in the second quarter and first six months of 2007 compared to $8.5 million and $7.5 million in the second quarter and first six months of 2006. These increases were principally the result of $10.6 million and $25.0 million of dividends received from Grupo Mexico related to the Grupo Mexico shares maintained in treasury stock in the second quarter and the first six months of 2007, respectively. The second quarter and first six months of 2007 also includes $4.5 million and $6.4 million, respectively, of the Peruvian contribution to the regional development.

Taxes on income: The income tax for the six months ended June 30, 2007 and 2006 was $585.1 million and $407.7 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2007 and 2006 periods are 31.3% and 32.0%, respectively.  A decrease of 1% in the statutory Mexican tax rate contributed to the decrease in the 2007 effective income tax rate.  In addition, a tax inflation adjustment and the effect of currency conversion adjustment in our Mexican operations also contributed to the reduction in the effective tax rate.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$953.9	$786.7	$1,670.0	$1,402.5
Operating costs and expenses	(402.9)	(319.9)	(744.2)	(618.9)
Operating income	$551.0	$466.8	$925.8	$783.6

Net sales in the second quarter 2007 increased $167.2 million to $953.9 million from $786.7 million in the comparable period of 2006.  Net sales in the first six months of 2007 increased $267.5 million to $1,670.0 million from $1,402.5 million in the first half of 2006.  The increase in net sales is principally the result of higher copper prices.  Copper sales volume increased in 2007, principally as a result of the sale of copper concentrates.  Molybdenum sales volume decreased in the 2007 period due to lower production; however sales value increased due to higher molybdenum sales prices.  Additionally, the second quarter of 2007 includes a gain on copper derivatives of $1.6 million compared with a loss of $138.4 million in the second quarter of 2006.

Operating cost and expenses in the second quarter of 2007 increased by $83.0 million to $402.9 million from 319.9 million in the second quarter of 2006, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended June 30, 2007 was $358.1 million compared to $286.7 million in the same period of 2006.  The increase in cost of sales includes $54.7 million of metals purchased mainly from our Mexican operations, $3.8 million of higher workers’ participation, $8.2 million of higher production cost and $8.9 million of higher sales expenses mainly due to the sale of concentrates. These amounts were reduced by $2.8 million of lower mining royalties.

Operating cost and expenses in the first half of 2007 increased by $125.3 million to $744.2 million from $618.9 million in the first half of 2006, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) for the six months ended June 30, 2007 was $662.4 million compared to $554.2 million in the same period of 2006.  The increase in cost of sales includes $77.1 million of metals purchased from our Mexican operations, $9.1 million of higher workers’ participation and $21.3 million of higher sales expenses due to the sale of concentrates.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and six months periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$766.5	$400.2	$1,349.9	$885.0
Operating costs and expenses	(265.7)	(259.4)	(508.2)	(478.3)
Operating income	$500.8	$140.8	$841.7	$406.7

Net sales in the second quarter of 2007 increased $366.3 million to $766.5 million from $400.2 million in the second quarter of 2006.  Net sales in the first half of 2007 increased $464.9 million to $1,349.9 million from $885.0 million in the first half of 2006.  The increase in net sales in both periods is due to higher sales volume, higher metal prices and gains on copper derivatives. Production and sales were reduced in the 2006 periods due to illegal strikes at our mines. Metal prices were also higher in the 2007 periods. In addition, the net sales for the 2006 second quarter and six months periods included copper derivative losses of $119.6 million; in the comparable periods of 2007 net sales included a copper derivative gain of $1.7 million.

Operating cost and expenses in the second quarter of 2007 increased by $6.3 million to $265.7 million from $259.4 million in the second quarter of 2006, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $8.7 million to $209.4 million from $200.7 million in 2006.  The increase in cost of sales was the result of a number of factors, including, increased production and sale of mined metal, which increased cost of sales by $75.7 million, net of the reduction of $118.1 million of the cost of copper purchased from third parties. Strikes in the 2006 periods reduced our production and necessitated the purchase of third party material. Additionally, cost of sales increased as a result of a translation difference loss of $28.0 million due to revaluation of the Mexican peso against US dollar, higher workers’ participation of $15.3 million, higher sales expenses of $2.4 million, and higher mine royalties of $5.3 million.

Operating cost and expenses in the first half of 2007 increased by $29.9 million to $508.2 million from $478.3 million in the first half of 2006, principally due to higher cost of sales and higher depreciation, amortization and depletion.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $13.1 million to $397.7 million from $384.6 million in 2006.  The increase in cost of sales was principally due to $114.2 million of higher production and sales of mined metal as a consequence of the higher strike-free production, net of $141.7 million of lower copper concentrates purchased from third parties. Additionally, cost of sales increased by a loss in translation difference of $25.0 million due to the revaluation of the Mexican peso against US dollar and higher workers’ participation of $21.3 million. The increase in depreciation, amortization and depletion is mainly due to the amortization of capitalized leach material.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and six months periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$213.6	$161.8	$364.3	$295.5
Operating costs and expenses	(126.8)	(100.5)	(206.6)	(187.8)
Operating income	$86.8	$61.3	$157.7	$107.7

Net sales in the second quarter 2007 increased $51.8 million to $213.6 million from $161.8 million in the comparable period of 2006.  Net sales in the first six months of 2007 increased $68.8 million to $364.3 million from $295.5 million in the comparable period.  The increase in net sales is principally due to higher market prices and higher volume. Illegal work stoppages at the San Martin mine in 2006 reduced production and sales volume.

Operating cost and expenses in the second quarter of 2007 increased by $26.3 million to $126.8 million from $100.5 million in the second quarter of 2006.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $20.7 million to $107.5 million in the second quarter of 2007 from $86.8 million in the second quarter of 2006 principally due to $20.4 million of higher production and sales of mined metal, net of $8.2 million of lower purchases of metals from third parties, and $4.2 million of higher workers’ participation.

Operating costs and expenses in the first half of 2007 increased by $18.8 million to $206.6 million from $187.8 million in the first six months of 2006.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $10.4 million to $172.1 million in the first half of 2007 from $161.7 million in the first half of 2006 principally due to $10.9 million of higher production and sales of mined metal, net of $5.9 million of lower purchases of metals from third parties, and $3.0 million of higher workers’ participation.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the financial statements.

CASH FLOW

The following table shows the cash flow for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net cash provided from operating activities	$648.9	$132.8	$1,197.8	$570.4
Net cash used for investment activities	$(83.5)	$(83.8)	$(267.6)	$(228.7)
Net cash used for financing activities	$(447.9)	$(46.8)	$(950.2)	$(454.0)

Second Quarter:  Net cash provided by operating activities was $648.9 million in the second quarter of 2007, compared with $132.8 million in the 2006 period.  The increase of $516.1 million was due to an increase in net earnings which increased by $286.7 and by a net reduction in working capital of $116.4 million mostly due to income tax provision and $58.9 million of an increase in accounts payable due to the adjustment to fair value of marketable securities.

Net cash used in investing activities was $83.5 million in the second quarter of 2007 compared with $83.8 million in the second quarter of 2006 and included $94.0 million for capital expenditures less $10.6 million received on the redemption of bonds with a face value of $40.0 million.  The capital expenditures included investments at our Peruvian operations of $9.3 million for the Ilo smelter modernization project and $39.7 million for various other replacement expenditures.  In addition, we spent $45.0 million for replacement assets at our Mexican operations, of which $41.9 million was for our Mexican open pit operations, $2.8 million for our IMMSA unit and $0.3 million for our Mexican corporate office.  In the second quarter of 2006, cash used for investment activities was $83.8 million; this amount includes capital spending of $87.6 million, $23.1 million of which was spent in the Ilo smelter modernization project, $15.5 million for other replacement expenditures in Peru and $49.0 million for replacement expenditures at our Mexican operations, of which $37.2 million was for replacement equipment at our Mexican open pit operations and $11.8 million for our IMMSA unit.

Net cash used in financing activities in the second quarter of 2007 was $447.9 million, compared with $46.8 million in the second quarter of 2006.  The second quarter of 2007 includes a dividend distribution of $441.7 million and a $5.0 million debt payment.  The second quarter of 2006 includes a dividend distribution of $404.9 million and $367.7 million of net debt incurred.

Six Months:  Net cash provided by operating activities was $1,197.8 million in the first six months of 2007 compared with $570.4 million in the same period of 2006.  The increase of $627.4 million was principally due to $416.8 million of higher earnings and $79.7 million of a decrease in working capital mainly due to workers’ participation and income tax and $81.6 million of increase in accounts payable due to the adjustment to fair value of marketable securities.

Net cash used in investing activities was $267.6 million in the first six months of 2007 compared with $228.7 million in the first six months of 2006 and included $179.0 million for capital expenditures, $100 million for the purchase of marketable securities, less $10.6 million received on the redemption of marketable securities.  The capital expenditures included investments at our Peruvian operations of $21.1 million for the Ilo smelter modernization project and $59.3 for various other replacement expenditures.  In addition, we spent $98.6 million for replacement assets at our Mexican operations, of which $62.3 million was at our Mexican open pit operations, $9.5 million at our IMMSA unit and $26.8 million for our Mexican corporate office.  In the first half of 2006, cash used for investing activities was $228.7 million; this amount includes capital spending of $230.7 million, $86.4 million of which was spent in the Ilo smelter modernization project, $36.7 million for other replacement expenditures in Peru and $107.6 million for replacement expenditures for our Mexican operations, of which $88.0 million was for our Mexican open pit operations and $19.6 million for our IMMSA unit.

Net cash used in financing activities in the first six months of 2007 was $950.2 million, compared with $454.0 million in the first six months of 2006.  The first six months of 2007 include a dividend distribution of $942.3 million and a debt payment of $5.0 million.  The first six months of 2006 include a dividend distribution of $809.8 million and net debt incurred of $367.7 million.

LIQUIDITY AND CAPITAL RESOURCES

On June 1, 2007, the Company paid a quarterly dividend of $1.50 per share, totaling $441.7 million.  On July 26, 2007, the Board of Directors approved a quarterly dividend of $1.60 per share, totaling $471.1 million, to be paid on August 31, 2007, to shareholders of record as of August 14, 2007.

We expect that we will meet our cash requirements for 2007 and beyond from internally generated funds, cash on hand and from additional external financing, if required.  At June 30, 2007 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 27.6% as compared with 29.2% at December 31, 2006.  At June 30, 2007, the Company’s cash and cash equivalent amounted to $1,013.6 million compared to $1,022.8 million at December 31, 2006.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended June 30,
	2007		2006
	$ million	¢ per pound	$ million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$646.8	181.9	$599.8	198.3
Add:
Selling, general and administrative expenses	25.9	7.3	23.3	7.7
Treatment and refining charges	16.5	4.6	4.5	1.5
Less:
By-products revenue	(574.0)	(161.5)	(330.4)	(109.3)
Depreciation, amortization and depletion	(84.5)	(23.8)	(78.0)	(25.8)
Workers’ participation	(101.7)	(28.6)	(74.4)	(24.6)
Royalty charge and other	(27.1)	(7.5)	(47.9)	(15.7)
Inventory change	(6.6)	(1.9)	25.5	8.4
Operating cash cost	(104.7)	(29.5)	122.4	40.5

Add by-product revenue	574.0	161.5	330.4	109.3

Operating cash cost, without by-product revenue	$469.3	132.0	$452.8	149.8

Total pounds of copper produced and purchased (in millions)	355.5		302.4

	Six Months Ended June 30,
	2007		2006
	$ Million	¢ per pound	$ million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$1,187.5	163.6	$1,059.8	162.5
Add:
Selling, general and administrative expenses	49.7	6.8	47.3	7.3
Treatment and refining charges	35.5	4.9	16.7	2.6
Less:
By-products revenue	(1,012.5)	(139.5)	(663.8)	(101.8)
Depreciation, amortization and depletion	(158.6)	(21.9)	(131.1)	(20.1)
Workers’ participation	(173.1)	(23.8)	(136.0)	(20.9)
Royalty charge and other	(42.4)	(5.8)	(55.7)	(8.6)
Inventory change	26.4	3.6	59.7	9.2
Operating cash cost	(87.5)	(12.1)	196.9	30.2

Add by-product revenue	1,012.5	139.5	663.8	101.8

Operating cash cost, without by-product revenue	$925.0	127.4	$860.7	132.0

Total pounds of copper produced and purchased (in millions)	725.8		652.0

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver-per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.2	$19.3	$1.7	$11.0

We occasionally uses derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  We generally do not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing us to market risk.

Copper and zinc derivatives:

From time to time we enter into derivative instruments to protect a fixed copper, or zinc price for a portion of our metal sales.

In the second quarter of 2007 and 2006 we entered into copper collar and swaps contracts to protect a portion of its 2007 and 2006 sales of copper production. Related to the settlement of these copper swap contracts we recorded a gain of $3.3 million and a loss of $257.9 million in the second quarter of 2007 and 2006, respectively. These gain and losses were recorded in net sales in the condensed consolidated statement of earnings. We did not hold any zinc derivative contracts in the first two quarters of 2007 and 2006.

At June 30, 2007 we held copper collar contracts to protect 146.2 million pounds of copper production for the July-December 2007 period at weighted average minimum and maximum prices of $3.20 per pound and $4.07 per pound, respectively.  If the price falls below the minimum LME price, the Company will be in a gain position. If the price exceeds the maximum LME price, the Company will be in a loss position.  In addition we have copper swap contracts to protect 7.9 million pounds of copper production for the July-August 2007 period at an average fix price of $3.71 per pound of copper.

Gas swaps:

We established long swap contracts for 900,000 MMBTUs with a fixed price of $7.525 in the first six months of 2007 and 900,000 MMBTUs with a fixed price of $4.2668 per MMBTU in the second quarter and first six months of 2006.  Related to these contracts, we recorded a loss of $0.9 million in the first six months of 2007 and gains of $1.3 million and $3.6 million, in the second quarter and first six months of 2006, respectively, which were included in the production cost.  At June 30, 2007, we did not hold any open gas swap contract.

Exchange rate derivatives, U.S. dollar / Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, during 2006 we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.  In these contracts if the exchange rate settles at or below the barrier, we do not sell US dollars, if the exchange rate settles above the barrier price established in the contract we sell US dollars at the strike price established in the contract.

In the second quarter and first half of 2007 the exercise of these zero-cost derivative contracts resulted in gains of $2.6 million and $4.1 million, respectively, which was recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At June 30, 2007 we held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/U.S. Dollars)
$ 26.0	3rd Quarter 2007	11.15	10.675
$ 26.0	3rd Quarter 2007	11.52	11.15
$ 26.0	3rd Quarter 2007	11.90	11.54
$ 48.0	4th Quarter 2007	11.35	10.65
$ 48.0	4th Quarter 2007	11.65	11.35
$ 54.0	1st Quarter 2008	11.60	11.28
$ 54.0	1st Quarter 2008	11.28	10.70

At June 30, 2007, the fair value of the above listed exchange rate derivative contracts is a gain of $2.1 million which was recorded as gain on derivative instruments in the condensed consolidate statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

Dual currency notes:

In the second quarter and first six months of 2007 We invested $440 million and $560.0 million, respectively, in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates.  These investments matured in the first and second quarters of 2007.  Related to these investments, in the second quarter of 2007 we realized an exchange loss of $1.3 million, which was recorded as a loss on derivative instruments in the condensed consolidated statement of earnings.

We also earned interest income of $1.7 million and $2.1 million in the second quarter and first half of 2007, respectively, which was recorded as interest income in the condensed consolidated statement of earnings.

There were no open positions at June 30, 2007.

Marketable Securities:

Commencing in 2006 we began making short term investments (90 days to 1 year) in leveraged, indexed instruments.  The marketable securities were as follows (in millions):

Investment	June 30, 2007	December 31, 2006
3-month note, issued December 12, 2006 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7%, established by a pool of Mexican and Peruvian bond issues.	$200.0	$200.0
3-month note, issued January 19, 2007 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7.25%, established by a pool of Mexican and Peruvian bond issues.	100.0	100.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	—	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.(1)	20.0	20.0
300-day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	20.0	20.0
	$340.0	$380.0

(1)             Redeemed on July 3, 2007.

Some of these investment instruments are indexed to SCC common stock prices while others are leveraged and indexed to certain bond pools.  Both types of instruments could cause the principal of the investment to be reduced if the established ranges are breached.  Since the notes are not principal protected we may lose part or all of the initial investment.  These instruments have been deemed to contain embedded derivatives and have been subject to valuation using a binomial model.  Through June 30, 2007, we have recorded an estimated loss of $93.2 million related to these investments.  The amount of the realized loss was $29.4 million on an investment of $40.0 million which matured in June 2007; the unrealized portion is $63.8 million, including $13.8 million realized on an investment redeemed on July 3, 2007, with a June 28, 2007 maturity date. These unrealized losses are recorded in other accounts payable.  The loss recorded in the three months and six months ended June 30, 2007 of $58.9 million and $81.6 million, respectively, is included as loss on derivative instruments in the condensed consolidated statement of earnings.  A loss on these investments of $11.6 million was recorded in the fourth quarter 2006 results.

In the first three and six months of 2007 we earned interest of $6.3 million and $12.4 million on these investments, respectively, which were recorded in interest income in the condensed consolidated statement of earnings.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Southern Copper Corporation and its subsidiaries as of June 30, 2007, and the related consolidated condensed statements of earnings for the six-month periods ended June 30, 2007 and June 30, 2006 and the consolidated condensed statement of cash flows for the six month periods ended June 30, 2007 and June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2007

PART II - OTHER INFORMATION

Item 1. - Legal Procedures

The information provided in Note L to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1a.  Risk Factors

Set forth below are certain changes from the risk factors previously disclosed in SCC’s Form 10-K for the year ended December 31, 2006 filed on February 26, 2007 with the Securities and Exchange Commission.

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

On June 23, 2007 the unionized workers at some of our Peruvian operations initiated a strike demanding better wages and benefits.  At the request of the Peruvian labor authorities, the workers returned to work after five days to restart negotiations with the Company.

During this brief strike the Company continued normal operations with the support of staff and administrative personnel and contractors.  However, we cannot assure you that we will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on our financial condition and results of operations.

In June and July of 2007, five of the eight unions at the Company’s Peruvian operations signed collective bargaining agreements expiring in 2013. Negotiations continue with the remaining three unions. Related to our Mexican operations, ten of the eleven collective bargaining agreements were satisfactorily negotiated. The Company expects to complete negotiation with the remaining union in August.

On July 30, 2007 three of our Mexican mining units, Cananea, Taxco and San Martín, suspended operations due to work stoppages organized by a minority of the units’ workers. Based on several procedural shortcomings, the Company considers that these stoppages are illegal. The Company has asked the authorities to promptly declare these work stoppages illegal.

Item 6. - Exhibits

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

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 3, 2007

/s/ Jose N. Chirinos
Jose N. Chirinos
Comptroller and Chief Financial Officer

August 3, 2007

SOUTHERN COPPER CORPORATION

List of Exhibits

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