Form 10-Q
period 2007-09-30
SOUTHERN COPPER CORP/
filed 2007-11-01
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2007

Third Quarter

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2007	Commission file number 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11811 North Tatum Blvd. Suite 2500 Phoenix, AZ	85028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(602) 494-5328

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

As of October 31, 2007 there were outstanding 294,465,650 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net sales	$1,606,414	$1,412,238	$4,791,213	$3,810,278

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	559,815	509,258	1,588,794	1,437,990
Selling, general and administrative	23,570	25,162	73,276	72,491
Depreciation, amortization and depletion	81,538	67,702	240,102	198,787
Exploration	7,710	5,655	22,681	14,864
Total operating costs and expenses	672,633	607,777	1,924,853	1,724,132

Operating income	933,781	804,461	2,866,360	2,086,146

Interest expense	(31,181)	(31,602)	(91,969)	(82,711)
Capitalized interest	3,703	7,403	10,146	19,009
Gain (loss) on derivative instruments	2,993	—	(73,699)	—
Loss on debt prepayments	—	(100)	—	(960)
Other income (expense)	(5,714)	5,320	19,958	12,808
Interest income	23,528	10,848	63,532	34,456
Earnings before income taxes and minority interest	927,110	796,330	2,794,328	2,068,748

Income taxes	296,109	271,944	881,199	679,680
Minority interest	3,156	2,803	7,640	6,630

Net earnings	$627,845	$521,583	$1,905,489	$1,382,438

Per common share amounts:
Net earnings basic and diluted	$2.13	$1.77	$6.47	$4.69
Dividends paid	$1.60	$1.00	$4.80	$3.75
Weighted average common shares
outstanding (basic and diluted)	294,466	294,461	294,466	294,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,195,208	$1,022,778
Marketable securities	320,000	280,000
Accounts receivable trade, less allowance for doubtful accounts (2007 - $5,949; 2006 - $5,948)	648,450	560,227
Accounts receivable other	29,551	43,569
Accounts receivable other, from affiliates	897	2,630
Inventories	462,708	413,652
Deferred income taxes	38,050	65,638
Prepaid and other current assets	77,920	54,383
Total current assets	2,772,784	2,442,877

Property, net	3,582,546	3,538,295
Leachable material, net	239,888	231,516
Intangible assets, net	116,387	118,107
Deferred income taxes	—	14,549
Other assets, net	37,661	31,070
Total Assets	$6,749,266	$6,376,414

LIABILITIES
Current liabilities:
Current portion of long-term debt	$160,000	$10,000
Accounts payable	264,851	271,064
Accrued income taxes	136,016	226,047
Due to affiliated companies	4,039	3,581
Accrued workers’ participation	243,703	299,892
Interest	22,376	37,140
Other accrued liabilities	21,708	11,847
Total current liabilities	852,693	859,571

Long-term debt	1,363,293	1,518,111
Deferred income taxes	197,543	194,759
Non-current taxes payable	54,943	—
Other liabilities	121,555	111,196
Asset retirement obligation	12,905	12,183
Total non-current liabilities	1,750,239	1,836,249
Commitments and contingencies (Note M)

MINORITY INTEREST	16,363	13,989

STOCKHOLDERS’ EQUITY
Common stock	2,949	2,949
Additional paid-in capital	775,096	772,693
Retaining earnings	3,498,614	3,010,307
Other accumulated comprehensive loss	(23,288)	(22,332)
Treasury stock	(123,400)	(97,012)
Total stockholders’ equity	4,129,971	3,666,605

Total Liabilities, Minority Interest and Stockholders’ Equity	$6,749,266	$6,376,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net earnings	$627,845	$521,583	$1,905,489	$1,382,438
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	81,538	67,702	240,102	198,787
Capitalized leachable material	(5,874)	(43,384)	(45,903)	(43,384)
Remeasurement loss(gain)	4,205	6,172	4,772	(5,210)
Provision for deferred income taxes	714	1,105	59,054	17,340
Loss on sale of marketable securities	13,799	—	43,187	—
Unrealized (gain)loss on derivative instruments	(14,895)	(8,330)	46,782	(6,512)
Minority interest	3,157	2,803	7,640	6,630

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(119,386)	(12,453)	(133,389)	(147,686)
Inventories	8,494	(19,132)	(49,056)	(84,628)
Accounts payable and accrued liabilities	70,670	(4,149)	(303,082)	(256,843)
Other operating assets and liabilities	57,994	10,668	150,426	32,102
Net cash provided by operating activities	728,261	522,585	1,926,022	1,093,034

INVESTING ACTIVITIES
Capital expenditures	(72,086)	(102,311)	(251,078)	(333,031)
Purchase of marketable securities	—	—	(100,000)	—
Proceeds from sale of marketable securities	6,201	—	16,813	—
Other	155	407	891	__2,410
Net cash used for investing activities	(65,730)	(101,904)	(333,374)	(330,621)

FINANCING ACTIVITIES
Debt repaid	—	(1,954)	(5,000)	(23,464)
Debt incurred	—	—	—	389,192
Dividends paid to common stockholders	(471,113)	(294,458)	(1,413,380)	(1,104,212)
Distributions to minority interest	(1,429)	(1,465)	(4,593)	(6,336)
Other	(881)	6,967	(604)	(79)
Net cash used for financing activities	(473,423)	(290,910)	(1,423,577)	(744,899)

Effect of exchange rate changes on cash and cash equivalents	(7,514)	(12,622)	3,359	24,582

Increase in cash and cash equivalents	181,594	117,149	172,430	42,096
Cash and cash equivalents, at beginning of period	1,013,614	800,950	1,022,778	876,003
Cash and cash equivalents, at end of period	$1,195,208	$918,099	$1,195,208	$918,099

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,471	$18,672	$27,976	$40,620
Income taxes	$267,039	$236,833	$828,372	$805,568
Workers participation	$1,021	$14,367	$299,872	$173,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 and 2006 have been subjected to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated October 31, 2007, is presented on page 55. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated  financial statements at December 31, 2006 and notes included in the Company’s 2006 annual report on Form 10-K.

B.             Change in Accounting Principle – Adoption of FIN 48:

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

The total amount of unrecognized tax benefits as of the January 1, 2007 date of adoption of FIN 48 was $32.0 million. This amount related entirely to U.S. income tax matters. The Company has no unrecognized Peruvian or Mexican tax benefits. The cumulative effect of the implementation of FIN 48 on retained earnings was a net reduction of $3.5 million. There were no material changes to the amount of unrecognized tax benefits during the nine months ended September 30, 2007.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $25.4 million at adoption and did not materially change by September 30, 2007.

As of the January 1, 2007 adoption of FIN 48, the Company’s liability for uncertain tax positions included accrued interest of $13.9 million. The liability included no accrued penalties because management expects no penalties to apply to the resolution of any of its uncertain tax positions. The amount of the increase in accrued interest during the nine months ended September 30, 2007 was not material.

Various tax positions are currently under review by the U.S. Internal Revenue Service (“IRS”) Appeals Office. It is not likely that this review will result in a cash payment within twelve months of September 30, 2007.

Such positions include the determination of appropriate depreciation periods for fixed assets, the capitalization of costs to the copper inventory inherent in leachable dumps, and depletion deductions.

The IRS requests the Company to use longer depreciable lives, resulting in the same expense being spread over a longer period. The IRS also requests the Company to capitalize more interest expense against capital projects, converting current interest expense into future depreciation expense.

The IRS requests the Company capitalize the cost of drilling, blasting, hauling, and dumping leachable material and waste as an inventory item. This will result in a deferral of these expenses for ten to fifteen years, until electrowon copper leached from the dumped material is sold. These three adjustments, if accepted by the company, will generally not affect the company’s total tax expense, but will accelerate taxes due to earlier years.

The IRS has also questioned the value of services rendered by a sister company, SAASA, and seeks to disallow a portion of the fees paid.

Lastly, the Company deducts, for U.S. tax purposes, a depletion allowance based on a percentage of its income from mining. The IRS requests the Company report a lower income from mining, and allocate more profit to smelting and refining. These last two adjustments would result in a permanent increase in taxable income and, if accepted by the Company, will result in a greater tax expense. All five adjustments would change the year in which tax is due, and result in interest charges. Any interest paid will be an expense deductible for tax purposes.

As of the January 1, 2007 adoption of FIN 48, management did not expect that a final resolution of the IRS review would result in a significant change in the Company’s liability. The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the nine months ended September 30, 2007.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:	2003 and all following years (years 1997 through 2002 have been examined by the Peruvian tax authority and the issues raised are being contested; no new issues can be raised for these years).
U.S.:	1997 and all following years
Mexico:	2001 and all following years

In May 2007 the FASB published FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement on FASB Interpretation No. 48”  This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This FSP makes a number of conforming changes throughout FIN-48 to the term “ultimate settlement” or “ultimately settled”:  When the term was used to describe recognition that term is replaced with “effectively settled” and when the term is used to describe measurement that term is replaced with “settlement” or “settled”. FSP FIN 48-1 has not had an effect on the Company’s financial results.

C.             Marketable Securities:

Commencing in 2006 the Company began making short term investments (90 days to 1 year) in leveraged, indexed instruments. The marketable securities were as follows (in millions):

	Face Value
Investment	September 30, 2007	December 31, 2006
3–month note, issued December 12, 2006, with extensions every 3 months up to a maximum of 12 months, and with an interest rate of 7%; established by a pool of Mexican and Peruvian bond issues.	$100.0	$100.0
3–month note, issued December 12, 2006, with extensions every 3 months up to a maximum of 13 months and 5 days, with an interest rate of 7%; established by a pool of Mexican and Peruvian bond issues.	100.0	100.0
3–month note, issued January 19, 2007, with extensions every 3 months up to a maximum of 12 months, and with an interest rate of 7.25%; established by a pool of Mexican and Peruvian bond issues.	100.0	—
180–day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	—	40.0
180–day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	—	20.0
300–day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	20.0	20.0
	$320.0	$280.0

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

Related to these marketable securities, the Company has recorded a gain of $1.6 million and a loss of $79.9 million in the 2007 third quarter and the first nine months of 2007, respectively. In addition, the Company recorded a loss on these marketable securities of $11.6 million in the fourth quarter of 2006. The realized amount of these losses was $13.8 million and $43.2 million for the third quarter of 2007 and the first nine months of 2007, respectively. The losses on these marketable securities are recorded as loss on derivative instruments in the condensed consolidated statement of earnings. The unrealized portion of the loss of $48.3 million, at September 30, 2007 is recorded in accounts payable.

On October 3, 2007, the Company liquidated $300 million of the marketable securities investments and received $276.4 million. As of September 30, 2007, the loss was recorded as unrealized loss on derivative instruments.

In the three and nine months ended September 30, 2007 the Company earned interest of $5.6 million and $18.0 million on these investments, respectively, which were recorded in interest income in the condensed consolidated statement of earnings.

D.            Inventories were as follows:

(in millions)

	September 30, 2007	December 31, 2006
Metals at lower of average cost or market:
Finished goods	$86.1	$116.1
Work-in-process	159.5	121.9
Supplies at average cost	217.1	175.7
Total inventories	$462.7	$413.7

E.              Financing

On October 3, 2007, as part of the transaction involving the liquidation of the marketable securities investments (as mentioned in Note C), the Company redeemed $68.6 million of its series B Yankee bonds, for $85.2 million. The excess paid over the face value of the bonds, of $16.6 million will be recorded in the fourth quarter of 2007 as loss on repurchase of debt.

F.              Income taxes:

The income tax for the nine months ended September 30, 2007 and 2006 was $881.2 million and $679.7 million, respectively. These provisions include income taxes for Peru, Mexico and the United States. The effective tax rates for the 2007 and 2006 periods are 31.5% and 32.9%, respectively. A decrease of 1% in the statutory Mexican tax rate contributed to the decrease in the 2007 effective income tax rate. In addition, a tax inflation adjustment and the effect of currency conversion adjustment in our Mexican operations also contributed to the reduction in the effective tax rate.

On October 1, 2007, the Mexican government enacted a new law, which generally takes effect on January 1, 2008. The law introduces a flat tax, which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax. This new law will not generate additional current tax liabilities unless the Mexican subsidiaries of the Company report annual net loss positions. For purposes of deferred tax accounting under FAS No. 109, the Company will calculate the impact of this new law in the fourth quarter of 2007 and record the effect, if any, in its fourth quarter financial statements.

G.             Provisionally Priced Sales:

At September 30, 2007, the Company has recorded provisionally priced sales of 204.7 million pounds of copper, at an average forward price of $3.64 per pound. Also the Company has recorded provisionally priced sales of 61.1 million pounds of molybdenum at the September 30, 2007 market price of $31.35 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2007:

Copper (million lbs.)	Priced at	Month of Settlement
70.2	3.654706	October 2007
44.9	3.647771	November 2007
28.4	3.641911	December 2007
19.3	3.633750	January 2008
6.5	3.618310	February 2008
24.3	3.602430	March 2008
11.1	3.583380	April 2008
204.7	3.638193

Molybdenum (million lbs.)	Priced at	Month of Settlement
2.3	31.35	October 2007
2.4	31.35	November 2007
1.4	31.35	December 2007
6.1	31.35

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

H.            Derivative Instruments

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

In 2007 and 2006 the Company entered into copper collar and swaps contracts to protect a portion of its 2007 and 2006 sales of copper production. Related to the settlement of these copper swap contracts the Company recorded losses of $0.3 million and $30.1 million in the third quarter of 2007 and 2006, respectively, and a gain of $3.0 million and a loss of $288.0 million in the nine months period of 2007 and 2006, respectively. These gains and losses were recorded in net sales in the condensed consolidated statement of earnings.

In the third quarter of 2006 the Company entered into a zinc swap contract to protect a portion of the sale of zinc concentrates purchased during the recovery from a fire at the San Luis Potosi zinc refinery. Related to the settlement of this contract the Company recorded in the third quarter of 2006, a loss of $0.2 million which was recorded in net sales in the condensed consolidated statement of earnings. The Company did not enter into any zinc derivative contracts in the first nine months of 2007 and did not hold any open zinc contract at the end of September of 2007.

At September 30, 2007 the Company has copper collar contracts to protect 73.1 million pounds of copper production for the October – December 2007 period at weighted average minimum and maximum LME prices of $3.20 per pound and $4.07 per pound, respectively. If the price falls below the minimum LME price, the Company will be in a gain position. If the price exceeds the maximum LME price, the Company will be in a loss position.

Gas swaps:

In 2006 and 2007 the Company entered into gas swap contracts to protect part of its gas consumptions as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Gas volume (MMBTUs)	—	920,000	900,000	2,730,000
Fixed price	—	4.2668	7.5250	4.2668
Gain (loss) (in million)	—	$1.3	$(0.9)	$4.9

The gains (losses) obtained were included in the production cost. At September 30, 2007, the Company did not hold any open gas swap contract.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in US dollars and many of its costs are in Mexican pesos, during 2006 the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar. In these contracts if the exchange rate settles at or below the barrier, the Company does not sell US dollars, if the exchange rate settles above the barrier price established in the contract the Company sells US dollars at the strike price established in the contract.

In the third quarter and first nine months of 2007 the exercise of these zero-cost derivative contracts resulted in gains of $1.9 million and $6.0 million, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At September 30, 2007 the Company held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/U.S. Dollars)
$ 24.0	4th Quarter 2007	11.35	10.65
$ 24.0	4th Quarter 2007	11.65	11.35
$ 28.0	1st Quarter 2008	11.60	11.28
$ 28.0	1st Quarter 2008	11.28	10.70

At September 30, 2007, the fair value of the above listed exchange rate derivative contracts is a gain of $1.6 million which was recorded as gain on derivative instruments in the condensed consolidated statement of earnings. Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

Dual currency notes:

In 2007 the Company invested $560.0 million in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates. These investments matured in the first and second quarters of 2007. Related to these investments, in the second quarter of 2007 the Company realized an exchange loss of $1.3 million, which was recorded as a loss on derivative instruments in the condensed consolidated statement of earnings.

The Company earned no interest income in the third quarter of 2007 and earned interest income of $2.1 million in the first nine months of 2007 which was recorded as interest income in the condensed consolidated statement of earnings.

There were no open positions at September 30, 2007.

Additionally, the Company holds embedded derivatives which are described in note C “Marketable Securities.”

I.                 Asset Retirement Obligation:

In 2005 the Company added an estimated asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and regulated in 2005. In accordance with the law, a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006. According to regulations, the plan was subject to review by MEM for 45 days. After the MEM review the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which will then be subject to MEM approval and open to public discussion and comment in the area of the Company operations. The Company is still awaiting MEM’s initial review. However, as of September 30, 2007, the Company has made an estimated provision of $6.2 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities. Based on this estimated cost, we recorded an additional asset retirement liability in 2005 of $5.2 million, which increased our previously recorded asset retirement liability to $11.2 million. This increased net property by $4.6 million.

The following table summarizes the asset retirement obligation activity for the first nine months of 2007 and 2006 (in millions):

	2007	2006
Balance as of January 1	$12.2	$11.2
Additions, changes in estimates	—	—
Accretion expense	0.7	0.7
Balance as of September 30	$12.9	$11.9

J.                Related Party Transactions:

Receivable and payable balances with affiliated companies and related parties are shown below (in millions):

	As of
	September 30, 2007	December 31, 2006
Affiliate receivable:
Mexico Proyectos y Desarrollos S.A. de C. V. and affiliates	$0.7	$2.6
Other	0.2	—
Total	$0.9	$2.6

Affiliate payable:
Grupo Mexico S.A.B. de C.V.	$2.2	$0.4
Ferrocarril Mexicano S.A. de C. V.	1.4	3.2
Other	0.4	—
Total	$4.0	$3.6

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These activities were principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative, and other support services. Grupo Mexico is paid for these support services by the Company. The total amount paid by the Company to Grupo Mexico for such services in the first nine months of 2007 and 2006 was $10.3 million. The Company expects to continue to pay  $13.8 million per year for these services in future years.

The Company’s Mexican operations paid fees of $10.4 million and $12.7 million in the first nine months of 2007 and 2006, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid fees of $10.3 million and $24.7 million in the first nine months of 2007 and 2006, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, and real estate. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services. In connection with this, the Company paid fees of $1.9 million and $1.7 million in the first nine months of 2007 and 2006, respectively, for maintenance services provided by Mexico Compañia de Productos Automotrices S.A. de C.V., a company controlled by the Larrea family. Also, in the third quarter of 2007, the Company paid fees of $0.8 million for drilling services provided by Perforadora Mexico S.A de C.V, a company controlled by the Larrea family. Additionally, in the third quarter of 2006, one of our Mexican subsidiaries provided a short-term interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane, which was paid in the first quarter of 2007, Mextransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations. Our Mexican subsidiaries have provided a guaranty for a new $10.8 million loan obtained by MexTransport. The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries. The Company also paid fees of $0.8 million in the first nine months of 2007 to MexTransport.

The Company purchased $4.2 million and $3.0 million in the first nine months of 2007 and 2006, respectively, of industrial materials from Higher Technology S.A.C a company in which Mr. Carlos Gonzalez has a proprietary interest; also the Company paid fees $0.5 million and $0.4 million in the in the first nine months of 2007 and 2006, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C a company in which Mr. Carlos Gonzalez has a proprietary interest. Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer. In addition, the Company purchased $0.5 million and $0.4 million in the first nine months of 2007 and 2006, respectively, of industrial material from Sempertrans France Belting Technology in which Mr. Alejandro Gonzalez is employed as a sales representative. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer

It is anticipated that in the future the Company will enter into similar transactions with such parties.

K.            Employee Benefit Plan:

SCC Defined Benefit Pension Plan-

The components of the net periodic benefit costs for the nine months ended September 30 are as follows ($ in millions):

	2007	2006(1)

Interest cost	$0.5	$0.5
Expected return on plan assets	(0.4)	(0.4)
Amortization of net loss	0.1	0.1
Net periodic benefit cost	$0.2	$0.2

(1)                  2006 quarter based on average of annual amount.

SCC Post-retirement Health Care Plan-

The components of the net period benefit costs for the post-retirement health care plan for the nine months ended September 30, 2007 and 2006 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the nine month ended September 30 are as follows ($ in millions):

	2007	2006

Interest cost	$1.4	$1.4
Service cost	1.5	1.5
Expected return of plan assets	(1.5)	(1.5)
Net periodic benefit cost	$1.4	$1.4

Minera Mexico Post-retirement Health Care Plan–

The components of the net periodic cost for the nine months ended September 30, 2007 and 2006 are as follows ($ in millions):

	2007	2006

Interest cost	$1.7	$1.7
Service cost	0.4	0.4
Net periodic benefit cost	$2.1	$2.1

L.              Comprehensive Income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$627,845	$521,583	$1,905,489	$1,382,438
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on investments	(2)	2,975	(956)	4,683
Comprehensive income	$627,843	$524,558	$1,904,533	1,387,121

The unrealized gain (loss) on investment activity in the 2007 and 3006 periods were related to an investment in Promotora y Operadora de Infraestructura, S.A. de C.V, formerly known as Grupo Tribasa S.A. de C.V. (TRIBASA), a Mexican construction company. This investment was accounted for as an available for-sale investment.

M.         Commitments and Contingencies

Peruvian Operations

Regional development contribution:

On December 28, 2006, the Company’s Peruvian branch signed a contract with the Peruvian government that commits the Company to make annual contributions for five years for the regional development of Peru. This has been in response to an appeal by the president of Peru to the mining industry. The Company, as well as the mining industry, has responded positively to help with this cause. The programs envisioned will focus initially on nutrition for young children and expectant mothers, education and health services. The Company has a program of contributions, starting in 2007 with a contribution of $16.1 million, calculated based on 2006 Peruvian earnings after income tax. In accordance with the agreement, the contribution from 2006 earnings was segregated from the Branch’s resources by April 30, 2007. The funds were deposited with a separate entity, the “Asociacion Civil Ayuda del Cobre” which will make disbursements for approved investments in accordance with the agreement. The following four years’ contributions could increase or decrease depending on copper prices. The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax. If the copper price drops below $1.79 per pound the contribution will cease. The Company made a provision of $11.6 million in the first nine months of 2007 based on Peruvian branch earnings.

Royalty charge:

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located. Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines. The Company made provisions of $46.7 million and $48.6 million in the first nine months of 2007 and 2006, respectively, for this royalty.

These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

In 2005, a Constitutional Tribunal ruled the law constitutional and additionally stated that the royalty charge applies to all concessions held in the mining industry, implying that those entities with tax stability contracts are subject to this charge. In 1996, the Company entered into a tax stability contract with the Peruvian government (a “Guarantee and Promotional Measures for Investment Contract”), relating to our solvent extraction and electrowinning (“SX/EW”) production, which agreement  purports to, among other things, fix tax rates and other charges relating to such production. The Company believes that the Constitutional Tribunal’s interpretation relating to entities with tax stability contracts is incorrect and intends to protest the imposition of the royalty charge on SX/EW production, when and if assessed. Provisions made by the Company for the royalty charge do not include approximately $20.6 million of additional potential liability relating to its SX/EW production from June 30, 2004 through September 30, 2007.

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

Peruvian operations:

The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through its Ministerio de Energia y Minas (Ministry of Energy and Mines, or “MEM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, and effluent monitoring are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

In accordance with Peruvian regulations, in 1996 SCC submitted its Programa de Adecuacion y Manejo Ambiental (the Environmental Compliance and Management Program, known by its Spanish acronym, PAMA) to the MEM. A third-party environmental audit was conducted in order to elaborate the PAMA. The PAMA applied to all current operations that did not have an approved environmental impact study at the time. SCC’s PAMA was approved in January 1997 and contained 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that were no longer active and needed to be reclaimed. By the end of the first quarter of 2007, all PAMA related projects were completed.

With the smelter modernization project, the Company increased sulfur capture over the 92% requirement established by the PAMA. The new smelter maintains production at current levels. There are still some unresolved technical issues that need to be worked through before the performance test can be completed and the Company can receive the necessary warranties from the major contractors. The nominal and design capacity for the Isasmelt furnace was reached in less than 45 days; compared with other smelting furnaces using this technology, the start-up of the Ilo smelter has been achieved in the shortest time. Also, the sulfur capture during the second and third quarters of 2007 was over the 92% required by Peruvian regulations.

As of September 30, 2007, spending on this project was $570.4 million, including $58.5 million of capitalized interest.

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry. In accordance with this law and its amendments the Company prepared and submitted to MEM a conceptual plan in August 2006. See note I “Asset Retirement Obligation” for further disclosure of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $21.3 million and $117.3 million in the first nine months of 2007 and 2006, respectively.

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

For the Company’s Mexican operations, environmental capital expenditures were $20.4 million and $5.3 million in the first nine months of 2007 and 2006, respectively.

Litigation matters:

Peruvian operations:

Garcia-Ataucuri and Others against SCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of “labor shares” (acciones laborales) of its Peruvian Branch plus dividends on such shares, to be issued in a proportional way to each former employee in accordance with their time of work with SCC’s Branch in Peru.

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

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares. The amount claimed corresponds to the total number of labor shares for all of the Company’s Peruvian workers. In December 1999, a civil court of first instance of Lima decided against the Company, ordering the delivery of the labor shares and dividends to the plaintiffs. The Company appealed this decision in January 2000. On October 10,

2000, the Superior Court of Lima affirmed the lower court’s decision, which had been adverse to the Company. On appeal by the Company, the Peruvian Supreme Court annulled the proceeding noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedure requirements, and increased the number of plaintiffs to approximately 958 ex-workers. The lower labor judge dismissed the lawsuit in January 2005 on procedural grounds without deciding on the merits of the case. In March 2005, the plaintiffs appealed to the Lima Labor Superior Court. The Superior Court annulled the appeal due to procedural defects and remanded the case to the lower court for further proceedings. The lower court, on motions from the plaintiffs, reinstated the appeal of the dismissal of the case of seven plaintiffs that had cured the procedural defects. As of September 30, 2007, the case remains open with no further new developments.

In October 2007, in a separate proceeding initiated by Mr. García Ataucuri against the justices of the Peruvian Supreme Court, the Peruvian Constitutional Court notified its decision that nullified the Peruvian Supreme Court decision issued on September 19, 2001 in the Garcia Ataucuri vs. SCC case. That decision had been favorable to the Company as it had annulled all proceedings in the Garcia Ataucuri vs. SCC lawsuit noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court. Mr. Garcia Ataucuri, in his extraordinary constitutional appeal, alleged that the members of the Peruvian Supreme Court had violated his constitutional due process rights when they issued a decision that obligated him and the other plaintiffs to commence a new proceeding before the labor courts when they had litigated against the Company in civil courts for over 10 years. The decision of the Peruvian Constitutional Court orders the Supreme Court to decide again on the merits of the case accepting or denying the Company’s extraordinary appeal submitted to the Supreme Court in 2000.

Although the Company was not formally a party to the Garcia Ataucuri proceedings before the Peruvian Constitutional Court, the nullity of the originally favorable decision of the Supreme Court (issued on September 19, 2001) is final and cannot be appealed by the Company.

It is uncertain how the Supreme Court will decide on the Company’s 2000 appeal and the merits of the case in view of the decision of the Peruvian Constitutional Court. In October 2007, a Peruvian prosecuting attorney in charge of investigating an accusation made by Mr. Garcia Ataucuri against various officers of the Company’s Peruvian branch, alleging that the non issuance of the labor shares requested by him in the Garcia Ataucuri vs. SCC case presumable constitutes an illegal appropriation of the same, has rendered his opinion on the merits of the accusation to the pertinent criminal judge. The prosecuting attorney’s opinion is under review by the criminal judge, who has the option of accepting it and initiating the corresponding criminal proceeding or declaring it without merit. The Company asserts that the accusations of Mr. Garcia Ataucuri are without merit and will vigorously fight them.

In response to Mr. Garcia Ataucuri’s criminal accusation, SCC filed a Habeas Corpus against the prosecuting attorney. The judge from the 39th criminal court has declared founded the Habeas Corpus considering that the due process has been affected and has also nullified and declared without grounds the criminal accusation filed by the prosecuting attorney. This resolution can be appealed.

2)              Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination)corresponding to years 1971 to December 31,1977 (we understand the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest” and (2) labor shares resulting from capital increases made by the Branch in 1980 “ for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends. On May 23, 2006, the Company answered this new complaint, denying the validity of the claim. As of September 30, 2007 the case remains in the discovery stage.

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

On an ongoing basis the Company is required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

San Luis Potosi Facilities:

The municipality of San Luis Potosi has granted Desarrolladora Intersaba, S.A. de C.V. (“Intersaba”), licenses for use of land and construction of housing and/or commercial zones in the former Ejido Capulines zone, where the residential project “Villa Magna” is expected to be developed in the near future.

The “Villa Magna” residential project is being developed within an area that IMMSA’s Risk Analysis approved by SEMARNAT (the federal environmental authority), has secured as a safeguard and buffer zone due to the use by IMMSA of anhydrous ammonia gas.

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

In August 2006, the first action was resolved by a Federal Court, which denied IMMSA’s request. In September 2006, IMMSA submitted its final appeal to the Supreme Court of Justice and in February 2007, the court ruled against IMMSA.

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

In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosi due to its refusal to issue IMMSA’s use of land permit (licencia de uso de suelo) in respect to its zinc plant. A federal judge ruled that IMMSA’s use of land permit should be granted. The municipal authorities are evaluating how to comply with the ruling.

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

These other adjustments include the methodology of capitalizing interest, the determination of useful lives for depreciable property, the calculation of deductible and creditable Peruvian taxes and the established service fee between the Company and related parties. Discussions with the Appeals Office representatives have begun and the parties have agreed to working through the protested issues and concluding the appeals process as soon as practicable. During the quarter ending September 30, 2007 the Company and the IRS continued to exchange information aimed at settling the disputes.

On June 12, 2007 the Company filed a formal protest with the IRS to appeal the proposed changes raised from the 2003 and 2004 audit. Although no new issues were identified, the application of the prior cycle issues to new years did give rise to additional proposed adjustments. The resulting liability amounts for these probable proposed adjustments as well as their possible effects on taxes through the current reporting period were included within the FIN 48 liability.

Peruvian operations:

In Peru the Superintendencia Nacional de Administracion Tributaria (“SUNAT”), the Peruvian Tax Administration, regularly audits the Company. These audits can result in proposed assessments.

In 2002, the Company received assessments and penalties from SUNAT for fiscal years 1996 through 1999, in which several deductions taken were disallowed. After appeal, the Company settled many of the issues with SUNAT in 2003. However, the portion of the assessment related to the disallowance of financial expenses was pending resolution. In addition, the Company did not recognize a liability for penalties and interest related to the portion of the assessments settled in 2003 or for the pending assessment related to financial expenses, as it considered that they were not applicable. The status of these pending issues as well as other tax contingencies is as follows:

a) Year 1996:  With regard to the appeal of the penalty related to fiscal year 1996, the Company was required to issue a letter of credit to SUNAT of $3.6 million, which was issued in July 2003. This deposit is recorded in other assets in the condensed consolidated balance sheet. The Company was not required to issue a deposit for the appeal of the assessments and rulings with respect to any other year. In February 2004, the Peruvian tax court denied the Company’s appeal. Subsequently, in April 2004, the Company filed a lawsuit against the Peruvian tax court and SUNAT before the Superior Court of Peru. In September 2005, the Superior Court declared the Company’s claim valid. SUNAT appealed this decision to the Peruvian Supreme Court in Lima. In December 2006, the Peruvian Supreme Court confirmed the opinion of the lower court that declared valid SPCC’s claim. SUNAT has not appealed this decision and in March 2007 issued a resolution in favor of SPCC’s claim. In August 2007 SUNAT refunded to the Company the $3.6 million deposit plus and additional $1 million of interest. The case is now closed.

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

In March 2007 the lower court declared null the original resolutions issued by SUNAT and the tax court, found in SPCC’s favor, and ordered SUNAT to accept the 1997 interest deduction. SUNAT has appealed this decision and resolution is still pending in the Supreme Court. This decision, if it is affirmed on appeal, is very important for SPCC as assessments related to the years 1998 through 2001 are based on SUNAT’s disallowance of similar interest expense deductions.

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

f) Year 2003: In August 2007, the Company received assessments and penalties from SUNAT for fiscal year 2003 disallowing the income tax rate applied to services received from non domiciled companies and certain deductions taken. In September 2007, the Company filed a protest before SUNAT regarding these assessments.

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

Mexican operations

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

Since July 30, 2007, our Mexican mines of Cananea, Taxco and San Martin have ceased operations due to work stoppages promoted, by a minority group of the union workers. Even though the labor authorities declared these stoppages illegal, operations have not yet resumed at the mines. Proceedings in this regards are currently in process in Mexican federal courts and we are confident that the final outcome will be favorable to us, and plan to sign new labor contracts, and to establish modern productivity practices for the benefit of the workers and the Company.

The contribution of these three mining units to the Company’s revenue is less than 14% and the Company was for the most part, able to offset the loss of revenue due to these work stoppages with additional volumes of molybdenum and copper from our other mines and from better molybdenum prices.

The 4,201 workers from eight of eleven mining units and plants of Minera Mexico voted on September 5, 2007 to elect union representation, from among the “Sindicato de Trabajadores Mineros Metalurgicos y Similares de la Republica Mexicana” and the “Sindicato Nacional de Trabajadores de la Exploracion, Explotacion y Beneficio de Minas de la Republica Mexicana” which belongs to the National Federation of Independent Unions with 332,000 members. The individual re-count was made in the presence of the legal representatives of the unions and the government labor authorities.

By overwhelming majority, 97% of the workers decided to change to the union “Sindicato Nacional de Trabajadores de la Exploracion, Explotacion y Beneficio de Minas de la Republica Mexicana” looking for solid work stability, better union representatives and improved conditions for the workers.

On October 15, 2007 the Federal Labor Board for Conciliation and Arbitration pronounced a legal decision in favor of the “Sindicato Nacional de Trabajadores de la Exploracion, Explotacion y Beneficio de Minas de la Republica Mexicana”.

Peruvian Operations

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

On October 2, 2007, the workers of Ilo, Toquepala and Cuajone belonging to the three unions did not signed the July 11, 2007 agreements, began a strike demanding higher wages and benefits. After eight days of strike, the workers returned to work when union leaders and the Company signed a settlement pact giving the Peruvian labor ministry the authority to settle the final conditions.

On October 26, 2007, the Peruvian labor ministry issued its final pronouncement, settling the open issues with these three unions. The settlement, for a three year agreement, includes a salary increase of 11% in the first year and 5% in both the second and third years. In addition, each worker will receive a one time payment of approximately $2,700 upon signing the agreement. Also, the Company will have the ability to adjust work schedules to more adequately meet production needs.

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

Both the Coahuila Public District Attorney (Procuradoria de Justicia) and the Federal Attorney’s Office (Procuraduria Federal de la Republica) initiated investigations to establish the causes of the accident and the responsible party. A local judge at San Juan de Sabinas ordered five mine representatives to stand trial for the accident. On April 16, 2007 the judge terminated the case due to the indemnification for damages to the families of the victims. Recovery efforts have stopped due to increased hazards and potential health risks for the recovery workers. Federal labor officials are evaluating the conditions of the mine.

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

N.            Segment and Related Information:

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$418.9	$158.7	$1,028.8		$1,606.4
Intersegment sales	62.4	19.8		$(82.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	171.3	96.4	373.8	(81.7)	559.8
Selling, general and administrative	8.3	5.5	9.0	0.8	23.6
Depreciation, amortization and depletion	43.7	9.9	27.4	0.5	81.5
Exploration	0.7	2.9	4.1	—	7.7
Operating income	$257.3	$63.8	$614.5	$(1.8)	933.8
Less:
Interest, net					(4.0)
Gain on derivative instruments					3.0
Other income (expense)					(5.7)
Income taxes					(296.1)
Minority interest					(3.2)
Net earnings					$627.8

Capital expenditure	$39.8	$7.3	$24.5	$0.5	$72.1
Property, net	$1,604.2	$245.7	$1,662.4	$70.2	$3,582.5
Total assets	$3,400.7	$647.4	$3,383.7	$(682.5)	$6,749.3

	Three Months Ended September 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$366.6	$160.2	$885.4		$1,412.2
Intersegment sales	87.9	29.1	32.6	$(149.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	240.0	96.8	343.9	(171.5)	509.2
Selling, general and administrative	8.3	6.5	8.4	1.9	25.1
Depreciation, amortization and depletion	39.5	7.0	21.1	0.2	67.8
Exploration	0.5	2.1	3.0	—	5.6
Operating income	$166.2	$76.9	$541.6	$19.8	804.5
Less:
Interest, net					(13.4)
Loss on debt prepayment					(0.1)
Other income (expense)					5.3
Income taxes					(271.9)
Minority interest					(2.8)
Net earnings					$521.6

Capital expenditure	$34.1	$12.7	$55.5	$—	$102.3
Property, net	$1,587.9	$277.6	$1,587.5	$33.5	$3,486.5
Total assets	$2,625.7	$617.3	$3,201.1	$(568.2)	$5,875.9

	Nine Months Ended September 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$1,620.9	$471.5	$2,698.8		$4,791.2
Intersegment sales	210.3	71.3	—	$(281.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	569.0	268.5	1,036.2	(284.9)	1,588.8
Selling, general and administrative	29.2	18.3	29.1	(3.4)	73.2
Depreciation, amortization and depletion	130.7	27.6	80.7	1.1	240.1
Exploration	3.3	6.9	___12.5	—	22.7
Operating income	$1,099.0	$221.5	$1,540.3	$5.6	$2,866.4
Less:
Interest, net					(18.4)
Loss on derivative instruments					(73.7)
Other income (expense)					20.0
Income taxes					(881.2)
Minority interest					(7.6)
Net earnings					$1,905.5

Capital expenditure	$102.1	$16.8	$104.9	$27.3	$251.1
Property, net	$1,604.2	$245.7	$1,662.4	$70.2	$3,582.5
Total assets	$3,400.7	$647.4	$3,383.7	$(682.5)	$6,749.3

	Nine Months Ended September 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$1,092.1	$430.3	$2,287.9	—	$3,810.3
Intersegment sales	247.5	54.5	32.6	$(334.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	624.7	258.5	898.1	(343.3)	1,438.0
Selling, general and administrative	24.6	15.5	27.4	5.0	72.5
Depreciation, amortization and depletion	116.3	21.1	61.2	0.3	198.9
Exploration	1.1	5.1	8.6	—	14.8
Operating income	$572.9	$184.6	$1,325.2	$3.4	2,086.1
Less:
Interest, net					(29.2)
Loss on debt prepayment					(1.0)
Other income (expense)					12.8
Income taxes					(679.7)
Minority interest					(6.6)
Net earnings					$1,382.4

Capital expenditure	$122.1	$32.3	$178.6	$—	$333.0
Property, net	$1,587.9	$277.6	$1,587.5	$33.5	$3,486.5
Total assets	$2,625.7	$617.3	$3,201.1	$(568.2)	$5,875.9

Sales value per segment:

	Three Months Ended September 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$375.9	$32.7	$791.1	$(62.6)	$1,137.1
Molybdenum	86.2	—	188.6	—	274.8
Other	19.2	145.8	49.1	(19.6)	194.5
Total	$481.3	$178.5	$1,028.8	$(82.2)	$1,606.4

	Three Months Ended September 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$422.9	$42.7	$764.5	$(115.3)	$1,114.8
Molybdenum	3.0	—	108.9	—	111.9
Other	28.6	146.6	44.6	(34.3)	185.5
Total	$454.5	$189.3	$918.0	$(149.6)	$1,412.2

	Nine Months Ended September 30, 2007 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$1,441.2	$83.9	$2,099.1	$(209.9)	$3,414.3
Molybdenum	314.2	—	463.2	—	777.4
Other	75.8	458.9	136.5	(71.7)	599.5
Total	$1,831.2	$542.8	$2,698.8	$(281.6)	$4,791.2

	Nine Months Ended September 30, 2006 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$1,215.6	$100.3	$1,887.6	$(263.6)	$2,939.9
Molybdenum	38.7	—	334.7	—	373.4
Other	85.3	384.5	98.2	(71.0)	497.0
Total	$1,339.6	$484.8	$2,320.5	$(334.6)	$3,810.3

Geographic breakdown of Southern Copper’s sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)
	2007	2006	2007	2006
United States	$455.4	$494.0	$1,359.4	$1,355.8
Europe	467.2	424.3	1,093.9	1,182.1
Mexico	237.2	245.2	971.7	776.4
Peru	50.7	18.4	103.1	73.9
Latin America (excluding Mexico and Peru)	327.4	159.7	762.9	449.2
Australia	—	1.0	—	1.0
Asia	68.8	99.9	497.2	260.1
Derivative instruments	(0.3)	(30.3)	3.0	(288.2)
Total	$1,606.4	$1,412.2	$4,791.2	$3,810.3

Major Customer Segment Information:

For the nine months ended September 30, 2007, the Company had revenue from two copper customers of the Mexican and Peruvian operations, which amounted to 21.8% of total revenue; revenues from one of these customers amounted to 14.0% of total revenue. In addition, the Company had revenue from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 13.0% of total revenues; these customers represent 80.0% of the Company’s molybdenum sales value.

For the nine months ended September 30, 2006, the Company had revenue from two copper customers of the Mexican and Peruvian operations, which amounted to 17.7% of total revenue; revenues from one of these customers amounted to 12.5% of total revenue. In addition, the Company had revenue from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 6.1% of total revenues; these customers represent 67.0% of the Company’s molybdenum sales value.

O.            Impact of New Accounting standards:

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

SFAS  No. 159 will be effective for all the companies after the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this statement will have on its financial position or results of operations.

In September 2006 the FASB published SFAS No. 157 “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any; the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

P.              Stockholders Equity:

Treasury Stock:

Activity in treasury stock in the nine month period ended September 30, 2007 is as follows (in millions):

Southern Copper common shares
Balance as of December 31, 2006	$4.4
Purchase of shares	—
Used for corporate purposes	(0.1)
Balance as of September 30, 2007	4.3

Parent Company (Grupo Mexico) common shares
Balance as of December 31, 2006	92.6
Other activity, including interest and currency translation effect	26.5
Balance as of September 30, 2007	119.1

Treasury stock balance as of September 30, 2007	$123.4

In the first nine months of 2007, the Company distributed 4,400 shares of Southern Copper to directors under the Directors’ Stock Award Plan.

In the first nine months of 2007 the Company awarded 4.7 million shares of Grupo Mexico under the employee stock purchase plan.

Directors Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants will receive 400 shares of common stock upon election and 400 additional shares following each annual meeting of stockholders thereafter. 200,000 shares of Southern Copper common stock have been reserved for this plan. At September 30, 2007 and 2006, 72,000 and 67,200 shares, respectively, have been granted under this plan. The fair value of the award is measured each year at the date of the grant. For the nine months ended September 30, 2007 and 2006, the stock based compensation expense under this plan equaled $0.4 million and $0.3 million, respectively.

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

For the nine months ended September 30, 2007, the stock based compensation expenses under this plan was $1.5 million. As of September 30, 2007, there was $15.5 million of unrecognized compensation expenses under this plan, which is expected to be recognized over a period of 8 years.

The following table presents the stock award activity for the nine months ended September 30, 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	—	—
Granted	4,714,698	$3.50
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2007	4,714,698	$3.50

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies. Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 750,000 shares of Grupo Mexico over an eight year period. The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years. The Company recorded $0.5 million, net of tax, in compensation expense in the first nine months of 2007. As of September 30, 2007, there was $3.2 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over a weighted average period of eight years.

The following table presents the stock award activity for the nine months ended September 30, 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	750,000	$2.30
Granted	—
Exercised	(217,500)	2.30
Forfeited	—
Outstanding shares at September 30, 2007	532,500	$2.30

Q.            Subsequent events:

On October 18, 2007 the Board of Directors approved a quarterly dividend of $2.00 per share, totaling $588.9 million, to be paid on November 27, 2007 to shareholders of record as of November 7, 2007.

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

Our net income and earnings per share for the three months ended September 30, 2007 and 2006 were $627.8 million and $2.13 per share and $521.6 million and $1.77 per share, respectively. Net income and earnings per share for the nine months ended September 30, 2007 and 2006 were $1,905.5 million and $6.47 per share and were $1,382.4 million and $4.69 per share, respectively. The increase in net earnings in the third quarter period was due principally to the higher sales volume and the higher sales price for molybdenum. The increase in net earnings in the nine month period of 2007 was favorably impacted by higher prices for copper and all of our principal byproducts, as well as, higher copper and molybdenum sales volume. Also losses on copper and zinc derivates, included in net sales, amounted to $288.0 million and $0.2 million, respectively, in the 2006 nine-month period, the comparable 2007 period included a gain on copper derivatives of $3.0 million. In addition, the nine months ended September 30, 2007, included a loss on derivative instruments of $73.7 million, principally related to losses on marketable securities. Strike activity at some of our Mexican operations reduced sales volumes in 2007 and 2006. However, we believe that this strike activity in 2007 will not result in an impairment of our assets.

We discuss below several matters that we believe are important to understand our results of operations and financial condition. These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effects of inflation and other local currency issues, (v) our expansion and modernization program and (vi) our community relations and environmental protection programs. This discussion should be read in conjunction with the management discussion and analysis of financial condition and results of operations at December 31, 2006 included in the Company’s 2006 annual report on Form 10-K.

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

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded. Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded. Additionally excluded from operating cash cost are items of a non-recurring nature, and the Peruvian royalty.

Our operating cash costs per pound, as defined, are presented in the table below, for the three and nine months ended September 30, 2007 and 2006. We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in cents per pound)
Cash cost per pound of copper produced and purchased	(18.2)	38.2	(13.8)	32.9
Cash cost per pound of copper produced and purchased without by-products revenue	155.1	142.2	135.3	135.4

As seen on the chart above, our per pound cash cost for the third quarter and nine months of 2007 when calculated with by-products revenue is a credit of 18.2 cents and 13.8 cents, respectively, compared with a cost of 38.2 cents and 32.9 cents in the third quarter and nine months of 2006, respectively. The increase in the byproducts credit in both 2007 periods was due to higher prices for molybdenum and silver, as well as the higher production and sale of molybdenum in both periods. The increased molybdenum production was the result of higher ore grades and recoveries at our Peruvian mines and increased production at La Caridad in Mexico, which was disrupted by strikes in 2006. Zinc production, however, was lower in both 2007 periods when compared to the 2006 periods, due to strikes in the Taxco and San Martin mines in Mexico and lower throughput and ore grades in Charcas. See page 41 for the average metal prices for these periods.

Our cash cost, excluding by-product revenues, was higher by 12.9 cents per pound in the third quarter of 2007 than the comparable 2006 period and is mainly due to the lower copper production at Cananea due to the work stoppage that began on July 30, 2007 and continues in the fourth quarter.

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

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2007 earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$7.9	$20.2	$1.7	$10.5

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

Segment information is included in our review of “Results of Operations” and also in Note N of our Condensed Consolidated Financial Statements.

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

For the three and nine months ended September 30, 2007 and 2006, inflation and devaluation rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Peru:
Inflation rate	1.2%	0.0%	3.0%	1.4%
Nuevo sol/dollar (appreciation) / devaluation rate	(2.6)%	(0.3)%	(3.4)%	(5.3)%

Mexico:
Inflation rate	1.6%	1.8%	2.2%	2.5%
Peso/dollar (appreciation) / devaluation rate	1.2%	(3.1)%	0.4%	3.2%

Expansion and Modernization Program.

The Ilo smelter modernization project was completed in January 2007. Xstrata, the Isasmelt technology supplier, noted that the ramp up of this facility by SCC has been a world class accomplishment for a brownfield smelter modernization. There are still some unresolved technical issues that needed to be worked through before the performance test can be completed and we can receive the necessary warranties from our two major contractors. The concentrate throughput during September was 92,560 and a daily smelting record was reached on September 30, with 3,825 tons of concentrates smelted. Also, the sulfur capture during the third quarter was over the 92% required by Peruvian regulations. Additionally, the Company’s crushing and conveying project at the Toquepala mine is in full production. The primary crusher and associated overland conveying system are fully operational. This overland conveying system has allowed us to move 58.4 million tons of material to the dams. The sedimentation, PLS and storm water retention dams and associated facilities at Toquepala are in operation since July, 2007.

As a result of the unstable labor situation at some of our Mexican properties, our Board of Directors have decided to suspend indefinitely previously announced expansion projects at the Cananea and Guaymas (Sonora), Mexico, consisting of the following projects: the Cananea SX/EW III, the Cananea concentrator expansion, the Cananea molybdenum circuit, the Buena Vista mine, the new Cananea concentrator, and the Guaymas smelter and refinery. These projects had a total investment budget of $2,256 million.

Additionally, the Company’s Board of Directors approved a new investment program to replace the suspended projects by authorizing the development of the following projects in Peru: the Tia Maria SX/EW copper project, the Toquepala concentrator expansion, the Cuajone concentrator expansion crusher conveyor for leach project, the Ilo smelter expansion and the Ilo copper refinery expansion, with a total investment of $2,108 million. This investment will permit the Company to increase its copper production by 270,000 tons per year by 2011, which represents 39% of the current production level. In January 2007, the Company had considered a plan to develop these projects at a later date, as a second stage of its investment plan.

Regarding the Company’s exploration activities, the pre-feasibility study at Los Chancas, a copper-molybdenum property in southern Peru was finished and is under evaluation in order to define the next step. Additionally, a feasibility study for Tia Maria, a copper oxide deposit in the department of Arequipa, Peru is almost completed and will be analyzed. The Environmental Impact Assessment (EIA) for this project is underway. In addition to these Peruvian properties, we are planning to develop our Mexican properties at El Arco in Baja California and Angangueo in Michoacan.

Community relations and environmental protection programs

Because of the physical nature of mining activities, we find it imperative in our business to work in harmony with our neighbors and the environment. Accordingly, our Company works to build and maintain a mutually beneficial relationship in the Mexican and Peruvian communities in which it operates. We co-participate with the local governments in the development of projects for improving education, health care, schools and secondary infrastructure, health programs, cultural and sports activities. We provide education to 3,713 students in our schools and we have established a program, with a trust, that funds more than 200 scholarships in Mexico and Peru. In 2007, we will invest $27 million in social programs.

We have environmental protection programs in each of our operating units, in conformity with the environmental legislation and we have implemented an environmental management system to meet the requirements of the ISO-14001. In Mexico, SEMARNAT, the governmental environmental agency, has awarded the “Certificate of Clean Industry” to five of our operating facilities that have complied with the environmental audits: Santa Barbara mines, Chihuahua; SXEW plant, precious metal plant and the rod plant, Sonora; and the gas pipeline. Our Peruvian operations have completed the 10-year environmental program known as the “PAMA” with a total investment of $580 million. Our Mexican subsidiary is a leader company in Mexico’s reforestation program and maintains and operates three tree nurseries with a capacity of 1,731,000 trees per year.

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in millions)
	2007	2006	2007	2006
Statement of Earnings Data

Net sales	$1,606.4	$1,412.2	$4,791.2	$3,810.3
Operating costs and expenses	(672.6)	(607.7)	(1,924.8)	(1,724.2)
Operating income	933.8	804.5	2,866.4	2,086.1
Non-operating income (expense)	(6.7)	(8.2)	(72.1)	(17.4)
Earnings before taxes and minority interest	927.1	796.3	2,794.3	2,068.7
Income taxes	(296.1)	(271.9)	(881.2)	(679.7)
Minority interest	(3.2)	(2.8)	(7.6)	(6.6)
Net earnings	$627.8	$521.6	$1,905.5	$1,382.4

Mine copper production amounted to 303.9 million pounds in the third quarter of 2007, a decrease of 2.4% compared with the third quarter of 2006. This decrease amounting to 7.6 million pounds, included 11.0 million pounds from the Mexican open pit operations,

2.4 million pounds from the Mexican underground mines and an increase of 5.8 million pounds from the Peruvian open pit mines.

The decrease of 11.0 million pounds in production from the Mexican open-pit mines included 53.7 million pounds from the Cananea mine net of an increase of 42.7 million pounds from the La Caridad mine. The decrease at the Cananea mine was result of a work stoppage that began on July 30, 2007 and continued into the fourth quarter, while the La Caridad mine operated at normal capacity. In 2006, the Cananea mine operated at normal capacity while La Caridad mine was on a work stoppage through July 26, 2006. The decrease of 2.4 million pounds at the Mexican underground mines was due to the work stoppage at the San Martin mine. The increased production at the Peruvian mines came principally from the Cuajone mine, which increased by 5.0 million pounds, and was the result of higher ore grades and from a 2.3 million pound increase in the SX/EW production, principally due to the processing of copper sulfate purchased from third parties, partially reduced by a decrease of 1.5 million pound in the production from the Toquepala mine, the result of lower ore grades.

Molybdenum production increased to 9.7 million pounds in the third quarter of 2007 from 5.1 million pounds in the third quarter of 2006. This increase in production was the result of 2.4 million pounds of higher strike-free production at La Caridad and an increase of 2.2 million pounds in the production from our Peruvian operations due to higher grades and recoveries in both mines.

Mine zinc production decreased 16.5 million pounds in the third quarter of 2007 to 64.6 million pounds compared with 81.1 million pounds in the third quarter of 2006. This 20.3% decrease in production was due to the work stoppages at San Martin and Taxco mines and lower throughput and ore grade in Charcas.

The table below outlines the average metal prices during the three and nine months periods ended September 30, 2007 and 2006:

Average Metal Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Copper ($ per pound - LME)	$3.50	$3.48	0.6	$3.22	$3.00	7.3
Copper ($ per pound - COMEX)	$3.48	$3.54	(1.7)	$3.21	$3.06	4.9
Molybdenum ($ per pound)	$31.33	$25.94	20.8	$29.19	$24.13	21.0
Zinc ($ per pound - LME)	$1.46	$1.53	(4.6)	$1.56	$1.35	15.6
Silver ($ per ounce - COMEX)	$12.70	$11.65	9.0	$13.11	$11.19	17.2

Net Sales. Net sales in the third quarter of 2007 increased $194.2 million to $1,606.4 million from $1,412.2 million in the comparable period in 2006. The increase in net sales in the third quarter was the result of higher molybdenum and silver prices and higher molybdenum sales volume. Net sales in the first nine months of 2007 increased $980.9 million to $4,791.2 million from $3,810.3 million in the comparable period in 2006. The increase in net sales in the nine month period was the result of higher metal prices and higher copper and molybdenum sales volumes. Net sales also include a loss of $0.3 million and a gain of $3.0 million on copper derivative instruments in the third quarter and nine months of 2007, respectively. Loss on copper and zinc derivative instruments decreased net sales by $30.3 million and $288.2 million in the third quarter and the first nine months of 2006, respectively.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2007 and 2006:

Copper Sales (million pounds):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Copper:
Peruvian operations	219.9	225.1	640.8	620.6
Mexican open-pit	105.9	116.0	437.5	420.5
Mexican IMMSA unit	7.6	9.4	24.5	28.4
Intersegment elimination	(18.2)	(31.7)	(64.9)	(87.5)
Total copper sales	315.2	318.8	1,037.9	982.0

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2007 and 2006:

By-product Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million pounds except silver - in million ounces)	2007	2006	2007	2006
Peruvian operations
Molybdenum contained in concentrates	6.6	4.3	15.9	15.2
Zinc - refined and in concentrate	8.9	15.9	32.1	26.4
Silver	1.5	1.2	3.6	4.1

Mexican open-pit
Molybdenum contained in concentrates	2.5	0.1	10.3	1.7
Zinc - refined and in concentrate (1)	—	6.0	—	15.4
Silver	0.8	0.8	2.9	3.4

Mexican IMMSA unit
Zinc - refined and in concentrate	57.3	63.7	191.3	198.0
Silver	2.8	3.1	8.5	9.0

Intersegment elimination
Zinc - refined and in concentrate	(8.4)	(19.4)	(30.0)	(33.4)
Silver	(0.2)	(0.2)	(0.7)	(1.9)

Total by-product sales
Molybdenum contained in concentrates	9.1	4.4	26.2	16.9
Zinc - refined and in concentrate	57.8	66.2	193.4	206.4
Silver	4.9	4.9	14.3	14.6

(1) Through 2006, the Mexican open pit operations purchased zinc products from IMMSA for resale to its customers. This practice was discontinued in 2006 and IMMSA’s zinc sales were either to their customers or to the Peruvian segment, who in turn resold to their customers.

At September 30, 2007, the Company has recorded provisionally priced sales of 204.7 million pounds of copper, at an average forward price of $3.64 per pound. Also the Company has recorded provisionally priced sales of 6.1 million pounds of molybdenum at the September 30, 2007 market price of $31.35 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the next seven months.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses. Operating costs and expenses were $672.6 million in the third quarter of 2007 compared with $607.7 million in the third quarter of 2006. The increase of $64.9 million was principally due to higher cost of sales (exclusive of depreciation, amortization and depletion) and higher depreciation, amortization and depletion.

Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2007 was $559.8 million compared with $509.2 million in the comparable 2006 period. The increase in cost of sales of $50.6 million in the third quarter 2007 was principally due to $56.3 million of higher production cost due to increase in power, fuel, tires and material repair offset by $66.6 million of lower metal purchased from third parties. Additionally, cost of sales was higher due to $17.9 million of higher workers’ participation, $21.4 million of inventory consumption and $8.2 million of higher freight and shipping expenses, mainly due to the sale of copper concentrates.

Operating costs and expenses were $1,924.8 million in the first nine months of 2007 compared with $1,724.2 million in the first nine months of 2006. Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months ended September 30, 2007 was $1,588.8 million compared with $1,438.0 million in the comparable 2006 period.

The increase in cost of sales in the nine-month 2007 period is principally due to $124.5 million of higher production cost as a consequence of the higher strike-free production at our La Caridad operations offset by a reduction of $158.3 million in purchases of copper concentrates on the open market made in 2006 due to the strike activities. Other factors increasing cost of sales include an increase in workers’ participation of $55.2 million, an exchange loss of $10.1 million mainly due to the appreciation of the Mexican peso, a consumption of initial inventory of $54.7 million and $30.8 million of higher freight and shipping expenses, mainly due to the sale of copper concentrates.

Depreciation, amortization and depletion for the three months and nine months ended September 30, 2007, were $81.5 million and $240.1 million, respectively compared with $67.8 million and $198.9 million in the comparable periods of 2006. The increases of $13.7 million and $41.2 million are mainly attributable to higher depreciation in our Peruvian operations due to the start-up of the modernized Ilo smelter and higher amortization of capitalized leachable material in our Mexican open pit operations.

Non-Operating Income (Expense): Interest expense in the third quarter and the first nine months of 2007 were approximately 1.3% lower and 11.2% higher, respectively, than the comparable 2006 periods. These variations are mainly result of the changes in average debt levels between the periods.

Interest income was $23.5 million and $63.5 million in the third quarter and first nine months of 2007, compared to $10.8 million and $34.5 million in the third quarter and first nine months of 2006. These increases were principally the result of higher cash balances in the periods and higher rates of interest earned.

The gain on derivative instruments was $3.0 million in the third quarter and a loss of $73.7 million in the first nine months of 2007. These amounts consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gain (loss) on marketable securities (1)	$1.6	$—	$(79.9)	$—
Loss on dual currency notes	—	—	(1.3)	—
Gain on exchange rate derivatives, U.S. dollar / Mexican peso	1.4	—	7.5	—
Net loss	$3.0	$—	$(73.7)	$—

(1)          The amount of the realized loss was $43.2 million on investments of $60.0 million which matured in June 2007; the unrealized portion is $48.3 million. These unrealized losses are recorded in other accounts payable in the condensed consolidated balance sheet. A loss on these investments of $11.6 million was recorded in the fourth quarter 2006 results.

For additional information please see Note C, Marketable securities and Note H, Derivative instruments to the Condensed Consolidated Financial Statements.

Other income (expense) was an expense of $5.7 million and an income of $20.0 million in the third quarter and first nine months of 2007, respectively, compared to incomes of $5.3 million and $12.8 million in the third quarter and first nine months of 2006. The decrease in the third quarter of 2007 was principally due to $6.2 million of the Peruvian contribution to the regional development. The increase in the nine months period was due to lower consultant fees and lower cost of disposal of assets.

Income taxes: The income tax for the nine months ended September 30, 2007 and 2006 was $881.2 million and $679.7 million, respectively. These amounts include income taxes for Peru, Mexico and the United States. The effective tax rates for the 2007 and 2006 periods are 31.5% and 32.9%, respectively. A decrease of 1% in the statutory Mexican tax rate contributed to the decrease in the 2007 effective income tax rate. In addition, a tax inflation adjustment and the effect of currency conversion adjustment in our Mexican operations also contributed to the reduction in the effective tax rate.

On October 1, 2007, the Mexican government enacted a new law, which generally takes effect on January 1, 2008. The law introduces a flat tax, which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax. This new law will not generate additional current tax liabilities unless our Mexican subsidiaries report annual net loss positions. For purposes of deferred tax accounting under FAS No. 109, we will calculate the impact of this new law in the fourth quarter of 2007 and record the effect, if any, in our fourth quarter financial statements.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$1,028.8	$918.0	$2,698.8	$2,320.5
Operating costs and expenses	(414.3)	(376.4)	(1,158.5)	(995.3)
Operating income	$614.5	$541.6	$1,540.3	$1,325.2

Net sales in the third quarter 2007 increased $110.8 million to $1,028.8 million from $918.0 million in the comparable period of 2006. The increase in net sales is principally the result of higher molybdenum price and sales volume due to higher production. Net sales in the first nine months of 2007 increased $378.3 million to $2,698.8 million from $2,320.5 million in the first nine months of 2006. The increase in net sales is principally the result of higher metals prices and higher copper, zinc and molybdenum sales volume. The third quarter and first nine months periods of 2007 include a loss on copper derivatives of $0.2 million and a gain of $1.5 million, respectively, compared with losses of $29.8 million and $168.2 million in the third quarter and first nine months of 2006.

Operating costs and expenses in the third quarter of 2007 increased by $37.9 million to $414.3 million from 376.4 million in the first nine months of 2006, principally due to higher cost of sales and higher depreciation, amortization and depletion. Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2007 was $373.8 million compared to $343.9 million in the same period of 2006. The increase in cost of sales includes principally, $12.2 million of higher production cost due to increases in salaries, power, explosives, tires and other operating material offset by $17.1 million of lower metal purchased mainly rod and zinc from our Mexican operations. Cost of sales also increased by $9.3 million of higher workers’ participation, $8.0 million of higher freight and shipping expenses, due largely to the sale of concentrates; $5.7 million of exchange loss due to appreciation of the nuevo sol and $9.9 million of inventory consumption. Depreciation, amortization and depletion for the three months ended September 30, 2007 was $27.4 million compared to $21.1 million in the same period of 2006. The increase of $6.3 million in depreciation, amortization and depletion is due to the depreciation of the newly completed Ilo smelter modernization project and the depreciation of other new investments.

Operating costs and expenses in the first nine months of 2007 increased by $163.2 million to $1,158.5 million from $995.3 million in the first nine months of 2006, principally due to higher cost of sales and higher depreciation, amortization and depletion. Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months ended September 30, 2007 was $1,036.2 million compared to $898.1 million in the same period of 2006. The increase of $138.1 million in cost of sales includes mainly $60.0 million of higher metals purchased mainly to our Mexican operations, $18.4 million of higher production cost due to increases in salaries, power and other operating material, $18.4 million of higher workers’ participation, $10.6 million of inventory consumption and $29.3 million of higher freight and shipping expenses due to the sale of concentrates. The increase of $19.5 million in depreciation, amortization and depletion is due the depreciation of the newly completed Ilo smelter modernization project and the depreciation of other new capital additions.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and nine months periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$481.3	$454.5	$1,831.2	$1,339.6
Operating costs and expenses	(224.0)	(288.3)	(732.2)	(766.7)
Operating income	$257.3	$166.2	$1,099.0	$572.9

Net sales in the third quarter of 2007 increased $26.8 million to $481.3 million from $454.5 million in the third quarter of 2006. Net sales in the first nine months of 2007 increased $491.6 million to $1,831.2 million from $1,339.6 million in the first nine months of 2006. The increase in net sales in both periods is mainly due to higher metal prices. In addition, net sales in the third quarter and nine months of 2007 were improved by higher molybdenum sales volume due to a free-strike production at La Caridad mine, the nine month period also was improved for higher copper sales value which was reduced in the third quarter due to a strike at Cananea mine, which began on July 30, 2007 and continues into the fourth quarter of 2007. In addition, the net sales for the 2007 third quarter includes a loss on copper derivative of $0.2 million compared with a loss on copper and zinc derivatives of $0.2 million and $0.2 million, respectively, in the third quarter of 2006 and the nine months of 2007 included a gain on copper derivatives of $1.5 million compared with a loss of copper and zinc derivatives of $119.8 million and $0.2 million, respectively, in the comparable period of 2006.

Operating costs and expenses in the third quarter of 2007 decreased by $64.3 million to $224.0 million from $288.3 million in the third quarter of 2006, principally due to lower cost of sales. Cost of sales (exclusive of depreciation, amortization and depletion) decreased $68.7 million to $171.3 million from $240.0 million in 2006. The decrease in cost of sales was mainly due to the decrease of $117.2 million of copper purchased from third parties; net of $45.7 million of higher production cost mainly in power, fuel, tires, explosives and operating material and $10.8 million of higher workers’ participation.

Operating costs and expenses in the first nine months of 2007 decreased by $34.5 million to $732.2 million from $766.7 million in the nine months of 2006, mainly due to $55.7 million of lower cost of sales (exclusive of depreciation, amortization and depletion) and $14.4 million of higher depreciation, amortization and depletion. Cost of sales (exclusive of depreciation, amortization and depletion) decreased $55.7 million to $569.0 million from $624.7 million in 2006. The decrease in cost of sales was principally due to $258.9 million of lower metal purchased from third parties, partially offset by higher production cost of $85.9 million due to a strike-free production in the first half of the year, $71.9 million of inventory consumption and $32.1 million of higher workers’ participation. The increase in depreciation, amortization and depletion is mainly due to the amortization of capitalized leach material.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and nine months periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$178.5	$189.3	$542.8	$484.8
Operating costs and expenses	(114.7)	(112.4)	(321.3)	(300.2)
Operating income	$63.8	$76.9	$221.5	$184.6

Net sales in the third quarter 2007 decreased $10.8 million to $178.5 million from $189.3 million in the comparable period of 2006. Net sales in the first nine months of 2007 increased $58.0 million to $542.8 million from $484.8 million in the comparable period. The decrease in net sales in the third quarter 2007 was caused by the strikes at San Martin and Taxco mines which lowered 2007 third quarter output and sales. The increase in net sales in the nine month period was principally due to higher market prices despite the lower sales volume.

Operating costs and expenses in the third quarter of 2007 increased by $2.3 million to $114.7 million from $112.4 million in the third quarter of 2006. This increase is principally related to an increase in depreciation, amortization and depletion due to the accelerated depreciation of the processing plant equipment at Pasta de Conchos over the remaining estimated production period of the mineral located in the open pit.

Operating costs and expenses in the first nine months of 2007 increased by $21.1 million to $321.3 million from $300.2 million in the first nine months of 2006. This increase was principally due to higher cost of sales (exclusive of depreciation, amortization and depletion) and higher depreciation, amortization and depletion. Cost of sales (exclusive of depreciation, amortization and depletion) increased $10.0 million in the first nine months of 2007 from the first nine months of 2006 mainly due to $7.1 million of higher production and sales of mined metal and $2.0 million of exchange loss due to the appreciation of Mexican peso. Depreciation amortization and depletion increased by $6.5 million due to the accelerated depreciation of the processing plant equipment at Pasta de Conchos over the remaining estimated production period of the mineral located in the open pit.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note N of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net cash provided from operating activities	$728.3	$522.6	$1,926.0	$1,093.0
Net cash used for investment activities	$(65.7)	$(101.9)	$(333.4)	$(330.6)
Net cash used for financing activities	$(473.4)	$(290.9)	$(1,423.6)	$(744.9)

Third Quarter:  Net cash provided by operating activities was $728.3 million in the third quarter of 2007, compared with $522.6 million in the 2006 period. The increase of $205.7 million was due to an increase in net earnings of $106.3 million mainly due to higher molybdenum and silver prices and higher molybdenum sales volume; $ 37.5 million of lower capitalized leachable material due to the work stoppage at the Cananea mine; $13.8 million higher depreciation, amortization and depletion due to the capitalization of the Ilo smelter modernization project and the amortization of capitalized leachable material and $42.8 million of decrease in working capital mainly due to the increase in workers’ participation and income tax provision due to higher earnings.

Net cash used in investing activities was $65.7 million in the third quarter of 2007 compared with $101.9 million in the third quarter of 2006 and included $72.1 million for capital expenditures and $6.2 million received on the redemption of bonds with a face value of $20.0 million. The capital expenditures included investments at our Peruvian operations of $24.5 million which included $12.7 million for four Komatzu trucks, $2.7 million for a new ball mill at the Cuajone concentrator, $4.4 million for the tailing disposal project, $1.9 million for the new PLS dams at Huanaquera project and $2.8 million for various other replacement expenditures. In addition, we spent $47.6 million for replacement assets at our Mexican operations, including, $9.6 million for the leachable ore crushing, transportation and stacking system project at Cananea, $3.4 million for the gas handling system in the smelter at La Caridad, $1.8 million for the PLS dams and leaching system at Cananea, $25.0 million for various other replacement expenditures at our Mexican open pit operations, $7.3 million for our IMMSA unit and $0.5 million for our Mexican corporate office. In the third quarter of 2006, cash used for investment activities was $101.9 million; this amount includes capital spending of $102.3 million, $30.9 million of which was spent in the Ilo smelter modernization project, $24.6 million for other replacement expenditures in Peru and $46.8 million for replacement expenditures at our Mexican operations, $34.1 million of which was for replacement equipment at our Mexican open pit operations and $12.7 million for our IMMSA unit.

Net cash used in financing activities in the third quarter of 2007 was $473.4 million, compared with $290.9 million in the third quarter of 2006. The third quarter of 2007 includes a dividend distribution of $471.1 million. The third quarter of 2006 includes a dividend distribution of $294.5 million and the repurchase by our Mexican operation of $2.0 million of Yankee bonds.

Nine Months:  Net cash provided by operating activities was $1,926.0 million in the first nine months of 2007 compared with $1,093.0 million in the same period of 2006. The increase of $833.0 million was principally due to $523.1 million of higher earnings due to higher metal prices and higher copper and molybdenum sales volumes; $41.3 million of higher depreciation, amortization and depletion due to the capitalization of the Ilo smelter modernization project and the amortization of capitalized leachable material and $122.0 million of decrease in working capital mainly due to the increase in workers’ participation and income tax provision due to higher earnings. The nine months of 2007 includes an adjustment of earnings of $43.2 million due to a realized loss on the sale of marketable securities which is presented in investing activities and $48.3 million of an unrealized loss on an embedded derivative related to investment in marketable securities (see Note C) net of $1.6 million of an unrealized gain on exchange rate derivatives (see Note H).

Net cash used in investing activities was $333.4 million in the first nine months of 2007 compared with $330.6 million in the first nine months of 2006, and in the 2007 period included $251.1 million for capital expenditures, $100.0 million for the purchase of marketable securities, less $16.8 million received on the redemption of marketable securities. The capital expenditures included investments at our Peruvian operations of $104.9 million, including, $21.0 million for the Ilo smelter modernization project, $13.5 million for four Komatzu trucks, $3.9 million for a new ball mill at the Cuajone concentrator, $10.8 million for the tailing disposal project, $9.0 million for the new PLS dams at Huanaquera project and $46.7 million for various other replacement expenditures. In addition, we spent $146.2 million for replacement assets at our Mexican operations, including, $10.6 million of which for the leachable ore crushing, transportation and stacking system project at Cananea, $4.1 million for the PLS dams and leaching system project at Cananea, $9.6 million for the gas handling system in the smelter at La Caridad and $77.8 million for various other replacement expenditures at our Mexican open pit operations, $16.8 million at our IMMSA unit and $27.3 million for our Mexican corporate office. In the first nine months of 2006, cash used for investing activities was $330.6 million; this amount includes capital spending of $333.0 million, $117.2 million of which was spent on the Ilo smelter modernization project, $61.4 million for other replacement expenditures in Peru and $154.4 million for replacement expenditures for our Mexican operations, of which $122.1 million was for our Mexican open pit operations and $32.3 million for our IMMSA unit.

Net cash used in financing activities in the first nine months of 2007 was $1,423.6 million, compared with $744.9 million in the first nine months of 2006. The first nine months of 2007 include a dividend distribution of $1,413.4 million and a debt payment of $5.0 million. The first nine months of 2006 include a dividend distribution of $1,104.2 million and net debt incurred of $365.7 million.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 2007, the Company paid a quarterly dividend of $1.60 per share, totaling $471.1 million. On October 18, 2007, the Board of Directors approved a quarterly dividend of $2.00 per share, totaling $588.9 million, to be paid on November 27, 2007, to shareholders of record as of November 7, 2007.

On October 3, 2007, we liquidated $300 million of the marketable securities investments and received $276.4 million. As of September 30, 2007, the loss was recorded as unrealized loss on derivative instruments. Additionally, as part of this transaction, we redeemed $68.6 million of our series B Yankee bonds, for $85.2 million. The excess paid over the face value of the bonds, of $16.6 million will be recorded in the fourth quarter of 2007 as loss on repurchase of debt.

We expect that we will meet our cash requirements for 2007 and beyond from internally generated funds, cash on hand and from additional external financing, if required. At September 30, 2007 the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 26.9% as compared with 29.3% at December 31, 2006. At September 30, 2007, the Company’s cash and cash equivalent amounted to $1,195.2 million compared to $1,022.8 million at December 31, 2006.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended September 30,
	2007		2006
	$ million	¢ per pound	$ million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$641.4	222.9	$577.0	171.0
Add:
Selling, general and administrative expenses	23.6	8.2	25.2	7.5
Treatment and refining charges	11.7	4.1	12.1	3.6
Less:
By-products revenue	(498.5)	(173.3)	(350.8)	(104.0)
Depreciation, amortization and depletion	(81.5)	(28.3)	(67.7)	(20.1)
Workers’ participation	(84.9)	(29.5)	(66.8)	(19.8)
Royalty charge and other	(45.5)	(15.8)	(2.9)	(0.8)
Inventory change	(18.8)	(6.5)	2.7	0.8
Operating cash cost	(52.5)	(18.2)	128.8	38.2

Add by-product revenue	498.5	173.3	350.8	104.0

Operating cash cost, without by-product revenue	$446.0	155.1	$479.6	142.2

Total pounds of copper produced and purchased (in millions)	287.7		337.4

	Nine Months Ended September 30,
	2007		2006
	$ Million	¢ per pound	$ million	¢ per pound
CASH COST
Cost of sales (including depreciation, amortization and depletion) - GAAP	$1,828.9	180.5	$1,636.8	165.4
Add:
Selling, general and administrative expenses	73.3	7.2	72.5	7.3
Treatment and refining charges	47.2	4.7	28.8	2.9
Less:
By-products revenue	(1,511.0)	(149.1)	(1,014.6)	(102.5)
Depreciation, amortization and depletion	(240.1)	(23.7)	(198.8)	(20.1)
Workers’ participation	(258.0)	(25.5)	(202.8)	(20.5)
Royalty charge and other	(87.9)	(8.6)	(58.6)	(5.9)
Inventory change	7.6	0.7	62.4	6.3
Operating cash cost	(140.0)	(13.8)	325.7	32.9

Add by-product revenue	1,511.0	149.1	1,014.6	102.5

Operating cash cost, without by-product revenue	$1,371.0	135.3	$1,340.3	135.4

Total pounds of copper produced and purchased (in millions)	1,013.5		989.4

Impact of New Accounting Standards

Please see note O to our condensed consolidated financial statements.

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$7.9	$20.2	$1.7	$10.5

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

In 2007 and 2006 we entered into copper collar and swaps contracts to protect a portion of our 2007 and 2006 sales of copper production. Related to the settlement of these copper swap contracts we recorded losses of $0.3 million and a loss of $30.1 million in the third quarter of 2007 and 2006, respectively, and a gain of $3.0 million and a loss of $288.0 million in the nine months period of 2007 and 2006, respectively. These gains and losses were recorded in net sales in the condensed consolidated statement of earnings.

In the third quarter of 2006 we entered into a zinc swap contract to protect a portion of the sale of zinc concentrates purchased during the recovery from a fire at the San Luis Potosi zinc refinery. Related to the settlement of this contract we recorded in the third quarter 2006, a loss of $0.2 million which was recorded in net sales in the condensed consolidated statement of earnings. We did not hold any zinc derivative contracts at the end of September 2007.

At September 30, 2007 we have copper collar contracts to protect 73.1 million pounds of copper production for the October – December 2007 period at weighted average minimum and maximum LME prices of $3.20 per pound and $4.07 per pound, respectively. If the price falls below the minimum LME price, we will be in a gain position. If the price exceeds the maximum LME price, we will be in a loss position.

Gas swaps:

In 2006 and 2007 we entered into gas swap contracts to protect part of our gas consumption as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Gas volume (MMBTUs)	—	920,000	900,000	2,730,000
Fixed Price	—	4.2668	7.5250	4.2668
Gain (loss) (in million)	—	$1.3	$(0.9)	$4.9

The gains (losses) obtained were included in the production cost. At September 30, 2007, we did not hold any open gas swap contract.

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

In the third quarter and first nine months of 2007 the exercise of these zero-cost derivative contracts resulted in gains of $1.9 million and $6.0 million, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At September 30, 2007 we held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/U.S. Dollars)
$ 24.0	4th Quarter 2007	11.35	10.65
$ 24.0	4th Quarter 2007	11.65	11.35
$ 28.0	1st Quarter 2008	11.60	11.28
$ 28.0	1st Quarter 2008	11.28	10.70

At September 30, 2007, the fair value of the above listed exchange rate derivative contracts is a gain of $1.6 million which was recorded as gain on derivative instruments in the condensed consolidate statement of earnings. Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

Dual currency notes:

In 2007 we invested $560.0 million in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates. These investments matured in the first and second quarters of 2007. Related to these investments, in the second quarter of 2007 we realized an exchange loss of $1.3 million, which was recorded as a loss on derivative instruments in the condensed consolidated statement of earnings.

We earned no interest income in the third quarter of 2007 and earned interest income of $2.1 million in the first nine months of 2007 which was recorded as interest income in the condensed consolidated statement of earnings.

There were no open positions at September 30, 2007.

Marketable Securities:

Commencing in 2006 we began making short term investments (90 days to 1 year) in leveraged, indexed instruments. The marketable securities were as follows (in millions):

Investment	September 30, 2007	December 31, 2006
3-month note, issued December 12, 2006 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7%, established by a pool of Mexican and Peruvian bond issues.	$100.0	$100.0
3-month note, issued December 12, 2006 with extensions every 3 months up to a maximum of 13 months and 5 days, with an interest rate of 7%, established by a pool of Mexican and Peruvian bond issues.	100.0	100.0
3-month note, issued January 19, 2007 with extensions every 3 months up to a maximum of 12 months, with an interest rate of 7.25%, established by a pool of Mexican and Peruvian bond issues.	100.0	—

180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	—	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	—	20.0
300-day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	20.0	20.0
	$320.0	$280.0

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

Related to these marketable securities, we have recorded a gain of $1.6 million and a loss of $79.9 million in the 2007 third quarter and the first nine months of 2007, respectively. In addition, we recorded a loss on these marketable securities of $11.6 million in the fourth quarter of 2006. The realized amount of these losses was $13.8 million and $43.2 million for the third quarter of 2007 and the first nine months of 2007, respectively. The losses on these marketable securities are recorded as loss on derivative instruments in the condensed consolidated statement of earnings. The unrealized portion of the loss of $48.3 million, at September 30, 2007 is recorded in accounts payable.

On October 3, 2007, we liquidated $300 million of the marketable securities investments and received $276.4 million. As of September 30, 2007, the loss was recorded as unrealized loss on derivative instruments.

In the three and nine months ended September 30, 2007 we earned interest of $5.6 million and $18.0 million on these investments, respectively, which were recorded in interest income in the condensed consolidated statement of earnings.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.                                       recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.                                       accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Southern Copper Corporation and its subsidiaries as of September 30, 2007, and the related consolidated condensed statements of earnings for the nine-month periods ended September 30, 2007 and September 30, 2006 and the consolidated condensed statement of cash flows for the nine month periods ended September 30, 2007 and September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers

México, D.F.

October 31, 2007

PART II – OTHER INFORMATION

Item 1. – Legal Procedures

The information provided in Note M to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1a.  Risk Factors

Set forth below are certain changes from the risk factors previously disclosed in SCC’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007 with the Securities and Exchange Commission.

We may be adversely affected by labor disputes.

On April 28, 2007 the workers of a newly unified workers union at our Peruvian smelter in Ilo initiated a strike to demand better wages and benefits. In addition, on April 30, 2007 Peru’s largest mining union launched a nationwide strike to demand better job benefits. The workers at our two Peruvian mines joined the nationwide miners’ strike and also supported the unified Ilo union. The labor minister declared the strike inappropriate and the workers returned to work after five days when the nationwide strike was resolved by the government. The workers received guarantees from the government over working conditions and contracts. Also, SCC signed a general agreement indicating the terms under which the review of the unified union contracts would take place.

On June 23, 2007 the unionized workers at some of our Peruvian operations initiated a strike demanding better wages and benefits. At the request of the Peruvian labor authorities, the workers returned to work after five days to restart negotiations with the Company.

In June and July of 2007, five of the eight unions at the Company’s Peruvian operations signed collective bargaining agreements expiring in 2013. On October 2, 2007, the workers of Ilo, Toquepala and Cuajone belonging to the three unions did not signed the July 11, 2007 agreements, began a strike demanding higher wages and benefits. After eight days of strike, the workers returned to work when union leaders and the Company signed a settlement pact giving the Peruvian labor ministry the authority to settle the final conditions. On October 26, 2007, the Peruvian labor ministry issued its final pronouncement, settling the open issues with these three unions.

During this brief strikes the Company continued normal operations with the support of staff and administrative personnel and contractors. However, we cannot assure you that we will not experience strikes or other labor-related work stoppages in the future that could have a material adverse effect on our financial condition and results of operations.

Since July 30, 2007, our Mexican mines of Cananea, Taxco and San Martin have ceased operations due to work stoppages promoted by a minority group of the union workers. Even though the labor authorities declared these stoppages illegal, operations have not yet resumed at the mines. Proceedings in this regards are currently in process in Mexican federal courts.

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

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 31, 2007

/s/ Jose N. Chirinos
Jose N. Chirinos
Comptroller and Chief Financial Officer

October 31, 2007

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