Form 10-K
period 2007-12-31
SOUTHERN COPPER CORP/
filed 2008-02-29
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Tatum Blvd. Suite 2500, Phoenix, AZ	85028
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (602) 494-5328

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
Lima Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      or a smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐ No ☒

As of January 31, 2008, there were of record 294,465,650 shares of Common Stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $6,896.6 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2008 Annual Meeting of Stockholders

Part IV:	Exhibit index is on Page 177 through 178

Southern Copper Corporation

PART I

Item 1. Business:

THE COMPANY

Southern Copper Corporation is one of the largest integrated copper producers in the world. We produce copper, molybdenum, zinc and silver.  All of our mining, smelting and refining facilities are located in Peru and in Mexico and we conduct exploration activities in those countries and Chile.  See “Review of Operations” for maps of our principal mines, smelting facilities and refineries.  Our operations make us one of the largest mining companies in Peru and also in Mexico.  We believe, based on our review of the major mining companies’ 2006 annual reports, that we are the largest publicly traded copper mining company in the world based on copper reserves.  We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960.  Since 1996, our common stock has been listed on both the New York Stock Exchange and the Lima Stock Exchange.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce anode and blister copper; and the refining of blister/anode copper to produce copper cathodes.  As part of this production process, we also produce significant amounts of molybdenum and silver.  We also produce refined copper using SX/EW technology.  We operate the Toquepala and Cuajone mines high in the Andes mountains, approximately 984 kilometers southeast of the city of Lima, Peru.  We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired on April 1, 2005.  Minera Mexico engages principally in the mining and processing of copper, molybdenum, zinc, silver, gold and lead.  Minera Mexico operates through subsidiaries that are grouped into three separate units.  Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “Mexcobre Unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX/EW plant, a smelter, refinery and a rod plant.  Mexicana de Cananea S.A. de C.V. (together with its subsidiaries, the “Cananea Unit”) operates Cananea, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SX/EW plants.  Industrial Minera Mexico, S.A. de C.V. and Minerales Metalicos del Norte, S.A. (together with its subsidiaries, the “IMMSA Unit”) operate five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and several industrial processing facilities for zinc and copper.

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

The sales prices for our products are largely determined by market forces outside of our control. Our management, therefore, focuses on cost control and production enhancement to improve profitability.  We achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our focus is on seeking to remain profitable during periods of low copper prices and maximizing results in periods of high copper prices.  For additional information on the sale prices of the metals we produce, please see “Metal prices.”

Currency Information:

Unless stated otherwise, all our financial information is presented in US dollars and any reference herein to “U.S. dollars”, “dollars”, or “$” are to U.S. dollars; references to “S/.”, “nuevo sol” or “nuevos soles”, are to Peruvian nuevos soles; and references to “peso”, “pesos”, or “Ps.”, are to Mexican pesos.

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

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch” or “Peruvian Branch”).  The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru.  The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa.  It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru.  Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares, formerly known as labor shares (See Note 13 “Minority interest” of our consolidated combined financial statements).

On April 1, 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the Mexcobre unit, (ii) the Cananea unit and (iii) the IMMSA unit.  We now own 99.95% of Minera Mexico.

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

Additional business information follows:

COPPER BUSINESS

Copper is the world’s third most widely used metal and an important component in the world’s infrastructure.  Copper has unique chemical and physical properties, including high electrical conductivity and resistance to corrosion, as well as excellent malleability and ductility that has made it a superior material for use in the electrical energy, telecommunications, building construction, transportation and industrial machinery businesses.  Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in late 2003 and copper prices have continued to improve through 2007 from the 15-year price lows set during 2002.

BUSINESS REPORTING SEGMENTS:

Company management views Southern Copper as having three operating segments and manages on the basis of these segments.  The significant increase in the price of molybdenum in recent years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.

The three segments identified are groups of individual mines with similar economic characteristics, type of products, processes and support facilities, similar regulatory environments, similar employee bargaining contracts, and similar currency risks.  In addition, each mine within the individual group earns revenues from similar type of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

Intersegment sales are based on arms-length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

1.               Peruvian operations, which includes the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines. Sales of its products are recorded as revenue of our Peruvian mines.

2.               Mexican open pit operations, which includes La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.  Sales of its products are recorded as revenue of our Mexican mines.

3.               Mexican underground mining operations, which includes five underground mines that produce zinc, copper, silver and gold, a coal mine, which produces coal and coke and several industrial processing facilities for zinc and copper.  This group is identified as the IMMSA unit and sales of its products are recorded as revenue of the IMMSA unit.

Each of our segments reports independently to the Chief Operating Officer.  The Chief Operating Officer of the Company focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.  These are common measures in the mining industry.

Segment information is included under the captions “Overview-Metal production” and “Ore reserves.”  More information on business segment and segment financial information is included in Note 20 of our Consolidated Combined Financial Statements.

CAPITAL EXPANSION PROGRAM

For a description of our Capital Expansion Program see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Expansion Program.”

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico and Chile.  We invested $40.2 million on exploration programs in 2007, $22.7 million in 2006 and $24.4 million in 2005, and have budgeted $26.1 million for 2008.

Currently in Peru, we have direct control of 164,867 hectares of mineral rights.  In Mexico, we hold 293,137 hectares of exploration concessions.  We also hold 35,258 hectares of exploration concessions in Chile.

Peru

Tia Maria.  The Tia Maria project, which includes the Tia Maria and the La Tapada deposits, is located in the department of Arequipa on the southern coast of Peru and is part of a copper porphyritic system.

We have completed feasibility studies in 2007 covering 36,232 meters of diamond drilling at Tia Maria and 73,085 meters at La Tapada.  Estimated mineralized resources in Tia Maria show 193 million tons of mineralized material with 0.302% copper content.  For La Tapada, the estimated mineralized resources show 445 million tons of mineralized material, with 0.434% copper content.  The Company is conducting a bidding process for basic and detailed engineering as well as preparing to purchase major equipment and select construction management.  The Company expects to invest $65 million in this project during 2008. When completed at the end of 2010, the new operating unit will produce 120,000 tons of copper cathodes per year.

Los Chancas.  The Los Chancas project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit.  The exploration program and the final phase of the metallurgical testing were completed in early 2006.  Pre-feasibility studies were completed in 2007.  Estimated mineralized resources identified after the preliminary design of the pit are 355 million tons of mineralized material with a 0.62% copper content, 0.05% molybdenum and 0.039 grams of gold per ton.  We expect to work on a feasibility study during 2008 which will include complementary studies and an additional drilling program in order to define the ore reserves of the deposit.

Tantahuatay.  The Tantahuatay project is located in the department of Cajamarca in northern Peru.  The exploration work is intended to evaluate the upper part of the deposit mainly for gold recovery.  Work to date indicates 27.1 million tons of mineralized material, with an average silver content of 13.0 grams per ton and 0.89 grams of gold per ton.  We have a 44.25% share in this project.  We have started a feasibility study to evaluate the possibility of recovering gold mineral from the upper part of the deposit.  We continue our efforts on dealing with social and environmental concerns of communities near the project.

Other Peruvian Prospects.

As part of the exploration program in 2007, we have drilled 14,352 meters in the southern region of Peru. Our 2008 program includes more intense copper exploration activities in the southern and northern parts of Peru, as well as gold exploration in Ayacucho, in the central part of Peru.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  The following are some of the more significant exploration projects:

El Arco.  The El Arco site is located in the state of Baja California in Mexico.  Preliminary investigations of the El Arco site indicate a mineral deposit of 846 million tons of mineralized material with average copper grades of 0.51% and 0.14 grams of gold per ton, and 170 million tons of leach mineralized materials with average copper grades of 0.56%.  In 2007, we have continued in the process of identifying water sources for a leaching operation, and have finished four tests holes that indicate sufficient water potential for leaching operations.

Angangueo.  The Angangueo site is located in the state of Michoacán in Mexico.  A mineral deposit of 13 million tons of mineralized material has been identified with diamond drilling.  Testing indicates that the mineral deposit contains mineralized material containing 0.16 grams of gold and 262 grams of silver per ton, and is comprised of 0.79% lead, 0.97% copper and 3.5% zinc.  During 2005, we received the approval for our environmental impact study and we are in the process of obtaining land use approval.  During 2007, we have continued negotiating with the state of Michoacan to purchase various properties essential to the operation.

Buenavista.  The Buenavista project site is located in the state of Sonora in Mexico, adjacent to the Cananea ore body.  Drilling and metallurgical studies have shown that the site contains 36 million tons of mineralized material containing 29 grams of silver, 0.69% of copper and 3.3% of zinc per ton.  A new “scoping level” study indicates that Buenavista may be an economical deposit.  During 2007, 2,100 meters were drilled to upgrade the mineral resource and to acquire material for metallurgical testing.  Results confirm the previous geologic interpretation of the mineralized areas.

Carbon Coahuila.  In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant.  During 2007 along with 5,767 meters of drilling, 23 million tons of mineralized coal resources were identified at our Nueva Rosita No. 16 concession.

The Chalchihuites.  The Chalchihuites project is located in the state of Zacatecas.  It is a contact deposit with mixed oxides and sulfides of lead, copper, zinc and silver.  A drilling program, in the late nineties, defined 16 million tons of mineralized material containing 95 grams of silver, 0.36% lead, 0.69% copper and 3.08% zinc per ton.  Preliminary metallurgical testing indicates a leaching precipitating-flotation recovery process that can be applied to this ore.  In 2007 we continued with the evaluation of the ore body and we expect to conclude the metallurgical testing of the project during 2008.

Sierra de Lobos.  This project is located southwest of the city of Leon, Guanajuato.  Our target is a copper and zinc deposit with grades between 0.5% and 1.0% copper and between 5% and 7% zinc including a small contribution of gold and silver.  In 2007, 7,338 meters have been drilled.  Results confirm the presence of copper and zinc mineralization, but an economic deposit has not yet been identified.

Chile

In Chile we have control of 35,258 hectares of mining rights, and are currently developing different exploration programs.

El Salado.  The El Salado prospect, located in the Atacama Region, is being explored for copper-gold.  Through 2007, 24,798 meters of diamond drilling were completed, 4,448 meters and 8,326 meters were drilled in 2007 and 2006, respectively.  Likewise, in the Sierra Aspera, a copper-gold prospect, located in the north of Chile, 1,128 meters of diamond drilling was performed.

Other Chilean Prospects.  There are other prospects such as Esperanza (copper-molybdenum), located in the Atacama region.  During 2007, we completed 2,538 meters of diamond drilling.  We are also continuing with the exploration of the Resguardo prospect

(gold-copper) in the Tarapaca region and the Catanave prospect (gold-silver) in the Arica region.

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

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 90% of our metal production for the years 2007, 2006 and 2005, were sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period, generally being the month of, the month prior to or the months following the actual or contractual month of shipment or delivery, according to the terms of the contract.

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

For additional information on sales by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Sales Information.”

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on the Commodities Exchange, or COMEX, in New York and the London Metal Exchange or LME, the two most important metal exchanges in the world.  Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week.  Our contract prices also reflect any negotiated premiums and the costs of freight and other factors.  From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions.  We have entered into copper swaps and collar contracts in 2007, 2006 and 2005 and into zinc swap contracts in 2006.  At December 31, 2007 we did not have any copper or zinc swap contracts outstanding.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For a further discussion of prices for our products, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Metal Prices.”

The table below shows the high, low and average COMEX and LME copper prices during the last 15 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
1993	1.07	0.72	0.85	1.02	0.74	0.87
1994	1.40	0.78	1.07	1.38	0.79	1.05
1995	1.46	1.21	1.35	1.40	1.20	1.33
1996	1.31	0.86	1.06	0.98	0.79	1.04
1997	1.23	0.76	1.04	1.23	0.77	1.03
1998	0.86	0.64	0.75	0.85	0.65	0.75
1999	0.85	0.61	0.72	0.84	0.61	0.71
2000	0.93	0.74	0.84	0.91	0.73	0.82
2001	0.87	0.90	0.73	0.83	0.60	0.72
2002	0.78	0.65	0.72	0.77	0.64	0.71
2003	1.04	0.71	0.81	1.05	0.70	0.81
2004	1.54	1.06	1.29	1.49	1.03	1.30
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.09	3.99	2.06	3.05
2007	3.75	2.40	3.22	3.77	2.37	3.23

The per pound COMEX copper price during the last 5, 10 and 15 year periods averaged $2.02, $1.39 and $1.28, respectively.  The per pound LME copper price during the last 5, 10 and 15 year periods averaged $2.01, $1.38 and $1.27, respectively.

At February 22, 2008, the COMEX and LME copper prices were $3.79 and $3.77 per pound, respectively.

The table below shows the high, low and average market prices for our three principal by-products during the last 15 years:

							Molybdenum (Dealer
							Oxide Platt’s Metals
	Zinc(LME)			Silver (COMEX)			Week)
Year	High	Low	Average	High	Low	Average	High	Low	Average
1993	0.49	0.40	0.44	5.44	3.52	4.30	2.80	1.82	2.32
1994	0.52	0.42	0.45	5.78	4.57	5.28	17.00	2.68	4.59
1995	0.52	0.44	0.47	6.10	4.38	5.19	17.50	3.90	4.30
1996	0.48	0.45	0.47	5.82	4.67	5.18	5.50	2.90	3.78
1997	0.80	0.47	0.60	6.31	4.16	4.87	4.90	3.52	7.90
1998	0.52	0.42	0.46	7.26	4.61	5.53	4.60	2.00	3.41
1999	0.56	0.41	0.49	5.76	4.87	5.22	2.90	2.48	2.65
2000	0.58	0.46	0.51	5.55	4.56	4.97	2.98	2.15	2.55
2001	0.48	0.33	0.40	4.81	4.03	4.36	2.65	2.15	2.36
2002	0.38	0.33	0.35	5.11	4.22	4.60	8.30	2.40	3.77
2003	0.46	0.34	0.38	5.98	4.35	4.89	7.80	3.15	5.32
2004	0.58	0.43	0.48	8.21	5.51	6.68	33.25	7.20	15.95
2005	0.87	0.53	0.63	9.00	6.43	7.32	40.00	26.00	31.05
2006	2.10	0.87	1.49	14.85	8.82	11.54	28.40	20.50	24.38
2007	1.93	1.00	1.47	15.50	11.47	13.39	31.17	29.39	29.91

The per pound LME zinc price during the last 5, 10 and 15 year periods averaged $0.89, $0.67 and $0.61, respectively.  The per ounce COMEX silver price during the last 5, 10  and 15 year periods averaged $8.76, $6.85 and $6.22, respectively.  The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5, 10 and 15 year periods averaged $21.32, $12.14 and $9.62, respectively.

At February 22, 2008 the LME zinc price was $1.09 per pound, the COMEX silver price was $18.03 per ounce and the Platt’s Metals Week Dealer Oxide molybdenum price was $33.25 per pound.

COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample.  The Company’s products compete with other materials, including aluminum and plastics.

EMPLOYEES

As of December 31, 2007, we employed 12,134 persons, approximately 72% of whom are covered by labor agreements with ten different labor unions.  During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  We cannot assure you that in the future we will not experience strikes or other labor related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Peru

Approximately 68% of our Peruvian labor force was unionized at December 31, 2007, represented by eight separate unions.

Collective bargaining agreements with the Company’s Peruvian labor unions expired in early 2007.  A number of strikes were initiated by the Company’s labor unions, demanding wage increases and better benefits.  In addition, some of the unions went on strike in support of national union strikes.  These strikes were generally of a brief nature and the Company was able to continue normal operations with the support of staff and administrative personnel and contractors.  New collective bargaining agreements, for periods ranging from three to six years, were signed by the end of the third quarter 2007 with all of the Company’s Peruvian unions.

Employees of the Toquepala and Cuajone units reside in town sites, where we have built 2,513 houses and apartments and 1,186 houses and apartments, respectively.  In 1998, Company housing, at our Ilo unit, was sold to workers at nominal prices.  We still hold 90 houses at Ilo for staff personnel.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our town site and housing complexes include schools, medical facilities, churches, social clubs, shopping, banking and other services.

Mexico

Approximately 74% of our Mexican labor force was unionized at December 31, 2007, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  We conduct negotiations separately at each mining complex and each processing plant.

Beginning July 2007, employees at our mines at Cananea, Taxco and San Martin went on strike.  On January 11, 2008 the Mexican federal labor court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  This ruling was challenged before a federal judge who upheld the union’s case on February 14, 2008.  The Company will appeal this unfavorable ruling.  The Company expects that it will take about three months to return to full production at Cananea.  The Company has put the Taxco operations on standby due to the strike.  Resuming operations at San Martin remains dependant upon the result of litigation.

The 4,201 workers from eight of eleven mining units and plants of Minera Mexico voted on September 5, 2007 to elect union representation, from among the “Sindicato de

Trabajadores Mineros Metalurgicos y Similares de la Republica Mexicana” (National Union of Workers Engaged in Mining, Metallurgical and Similar Activities) and the “Sindicato Nacional de Trabajadores de la Exploracion, Explotacion y Beneficio de Minas de la Republica Mexicana” (National Union of Workers Engaged in Exploration, Exploitation and Mine Development Activities) which belongs to the National Federation of Independent Unions with 332,000 members.  By overwhelming majority, 97% of the workers decided to change to the National Union of Workers Engaged in Exploration, Exploitation and Mine Development Activities.   On October 15, 2007 the Federal Labor Board for Conciliation and Arbitration decided in favor of the National Union of Workers Engaged in Exploration, Exploitation and Mine Development Activities, a decision which was later challenged and is pending before federal judges.

In 2006, there were a number of work stoppages at some of our Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended when the mine was returned to us on July 26, 2006.  A strike at the San Martin polymetallic complex in Zacatecas commenced in the first quarter of 2006 and ended in May 2006.  Additionally, workers at the Cananea copper mine went on strike on June 1, 2006 returning to work six weeks later on July 17, 2006.  These work stoppages were declared illegal by the Mexican authorities.  On June 9, 2006, we announced the closing of the La Caridad mine as picketing workers made it impossible to continue operations.  As a result of these strikes, we declared “force majeure” on certain of our June and July copper contracts.  On July 14, 2006, with the approval of a labor court, we dismissed the La Caridad workers.  Individual work agreements, and the collective union contract, were terminated in compliance with the provisions of the ruling rendered by federal labor authorities.  On July 26, 2006, the La Caridad installations were returned to us and we commenced to hire workers to resume operations.

On October 26, 2005, the workers at our La Caridad mining complex went on strike claiming that we still owed them profit sharing from 2003.  The strike was declared illegal and the workers returned to work two days later after the Company agreed to pay each worker approximately $900.00.  The total paid was $3.1 million.

Employees of the Mexcobre and Cananea Units reside in town sites at La Caridad and Cananea, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively.  Employees of the IMMSA Unit principally reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our town sites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping, banking and other services.  At the Cananea Unit, health care is provided free of charge to employees, retired unionized employees and their families.

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuels (including fuel oil to power boilers and generators, natural gas for metallurgical processes at our Mexican operations and diesel fuel for mining equipment), electricity and water.  We believe that supplies of fuel, electricity and water are readily available.  Although the prices of these raw materials may fluctuate beyond our control, we focus our efforts to reduce these increased costs through cost and energy saving measures.

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Energia del Sur, S.A. (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  In addition, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone.  Power is distributed over a 224-kilometer closed loop transmission circuit.  We obtain fuel in Peru principally from Repsol Comercial S.A.C., a local producer, which forms part of Grupo Repsol YPF of Spain.

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

In Peru, we have water concessions for up to 1,950 liters per second for well fields at Huaitire, Vizcachas and Titijones and surface water rights from the Suches lake and two small water courses, namely Quebrada Honda and Quebrada Tacalaya, which together are sufficient to supply the needs of our two operating units at Toquepala and Cuajone.  At Ilo, we have desalinization plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

Mexico

In Mexico, fuel is purchased directly or indirectly from Petroleos Mexicanos, (“PEMEX”), the state oil monopoly.  Electricity for our Mexican operations, which is used as the main energy source at our mining complexes, is either purchased from the Comision Federal de Electricidad (the Federal Electricity Commission, or CFE), the state’s electrical power producer, or steam-generated at Mexcobre’s smelter by recovering energy from waste heat boilers.  Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of PEMEX and CFE, which reflect government policy as well as international market prices for crude oil, natural gas and conditions in the refinery markets.  Mexcobre imports natural gas from the U.S. through its pipeline (between Douglas, Arizona and Nacozari, Sonora); this permits us to import natural gas from the United States at market prices and thereby reduce operating costs.  A contract with PEMEX provides us with the option of using a fixed price for a portion of our natural gas purchases.

In 2007 and 2006, we entered into gas swap contracts to protect part of our gas consumption in both periods.  In 2007 we entered into a gas swap contract for 0.9 million MMBTUs with a fixed price of $7.525 per MMBTU.  In 2006 we entered into a gas swap contract for 3.7 million MMBTUs with a fixed price of $4.2668 per MMBTU.  Related to these contracts we recorded a loss of $0.9 million and a gain of $6.3 million in 2007 and 2006, respectively, which were included in the production cost.

In December 2005 we announced our plans for a 450 megawatt power generation plant in Mexico to supply our own facilities.  During 2007 we reformulated this project to increase the plant capacity to 600 megawatt.  Additionally, it is our intention to build this facility in the state of Sonora, Mexico.  We anticipate that the project will be built and managed by an independent power company and our obligation will be the supply of coal and an agreement to use the power output.  We expect this plant will give us the ability to better control the cost of our energy requirements. The project is also expected to create nearly 350 permanent jobs and 3,000 jobs during the construction stage.  It is anticipated that the project will be completed in 2011 and that it will exceed Mexican and international environmental standards.  We have begun a feasibility study for this plant which is expected to be finished by the end of 2008.

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

In December 2006, the Federal Water Rights Law was modified effective January 1, 2007. As a result the mining industry now pays for water at 100% of the established water rate instead of the 25% previously paid.  This increased water cost by approximately $15.6 million in 2007.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in “Note 14 Commitments and Contingencies” of the Consolidated Combined Financial Statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 238,183 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	46,128	18,955	7,056	—	72,139
Exploration	—	—	—	164,867	164,867
Total	46,428	19,411	7,477	164,867	238,183

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2007, 2006 and 2005 were approximately $1.4 million, $0.8 million and $0.8 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.  We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  We made provisions of $62.8 million, $67.2 million and $40.3 million in 2007, 2006 and 2005, respectively, for this charge.  These provisions are included in cost of sales (exclusive of depreciation, amortization and depletion) on the consolidated combined statement of earnings.

Mexico

In Mexico we have approximately 483,988 hectares in concessions from the Mexican Government for our exploration and exploitation activities as outlined in the table below.

	Underground
	Mines	La Caridad	Cananea	Projects	Total
	(hectares)
Mine concessions	86,386	117,164	14,144	266,294	483,988

We believe that our Mexican concessions are in full force and effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $8.8 per hectare depending on the expedition dates of mining concession.  Fees paid during 2007, 2006 and 2005 were approximately $2.2 million, $2.1 million and $2.1 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

General Risks Relating to Our Business

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver.  Historically, prices of the metals we produce have been subject to wide fluctuations and are affected by numerous factors beyond our control, including international economic and political conditions, levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates.  In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes.

During the last 15-year period the yearly average price of copper per pound on the COMEX ranged from a low of $0.72 in 2002 to a high of $3.22 in 2007.  The LME copper prices during this period, while slightly different, closely paralleled the COMEX prices.  Molybdenum, zinc and silver during the same 15-year period showed average highs and lows as follows: molybdenum $4.32 per pound, low in 1993 and $31.05 per pound, high in 2005; zinc $0.35 per pound, low in 2002 and $1.49 per pound, high in 2006; and silver $4.30 per ounce, low in 1993 and $13.39 per ounce high in 2007.  Also please see discussion in Item 1, Business, Metal prices.

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

Our revenue is dependent on the level of industrial and consumer demand for the concentrates and refined and semi-refined metal products we sell.  Changes in technology, industrial processes and consumer habits may affect the level of that demand to the extent that changes increase or decrease the need for our metal products.  A change in demand, including any change resulting from economic slow-downs or, recessions, could impact our results of operations and financial condition.

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

Our business requires levels of capital expenditures which we may not be able to maintain.

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

Restrictive covenants in the agreements governing our indebtedness and the indebtedness of our Minera Mexico subsidiary may restrict our ability to pursue our business strategies.

Our financing instruments and those of our Minera Mexico subsidiary include financial and other restrictive covenants that, among other things, limit our and Minera Mexico’s abilities to incur additional debt and sell assets.  If either we or our Minera Mexico subsidiary do not comply with these obligations, we could be in default under the applicable agreements which, if not addressed or waived, could require repayment of the indebtedness immediately.  Our Minera Mexico subsidiary is further limited by the terms of its outstanding notes, which also restrict the Company’s applicable incurrence of debt and liens.  In addition, future credit facilities may contain limitations on our incurrence of additional debt and liens and on our ability to dispose of assets.

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

The loss of one or more of our significant customers could adversely affect our financial condition and results of operations.  In 2007, 2006 and 2005, our largest customer accounted for approximately 12.4%, 10.1% and 11.7%, respectively, of our sales.  Additionally, our five largest customers in each of 2007, 2006 and 2005 collectively accounted for approximately 39.6%, 33.7% and 40.8%, respectively, of our sales.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constitute approximately 40% of our total 2007 production cost.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  For example, during the 1970s and 1980s, our ability to import fuel oil was restricted by Peruvian government policies that required us to purchase fuel oil domestically from a government-owned oil producer at prices substantially above those prevailing on the world market. In addition, in recent years the price of oil has risen dramatically due to a variety of factors. Disruptions in supply or increases in costs of energy resources could have a material adverse effect on our financial condition and results of operations.

We believe our results of operations can, from time to time, be affected by accounting policy changes, such as the 2005 Emerging Issues Task Force, or EITF 04-06, consensus, which required us to include stripping costs incurred during the production phase of a mine in the cost of the inventory produced (extracted) during the period that the stripping costs are incurred.

A 2005 Mexican Supreme Court decision reduced our results by requiring increased workers’ profit sharing payments by Minera Mexico’s subsidiaries.  In May 2005, the court rendered a decision that changed the method of computing the amount of statutory workers’ profit-sharing required to be paid by certain Mexican companies, including Minera Mexico.  The court’s ruling in effect prohibited applying net operating loss carryforwards in computing the income used as the base for determining the workers’ profit sharing amounts, as further described under “Management’s Discussion and Analysis  of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Liquidity Considerations.”

Additionally, we expect our future results will continue to be affected by the Peruvian mining royalty charge, which has reduced our earnings since 2004, as further described under Business—Mining Rights and Concessions—Peru.

Our results and financial condition are affected by global and local market conditions.

We are subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing markets, the subprime mortgage and credit market turmoil, rising oil prices, difficulties in the financial services sector, and continuing geopolitical uncertainties. Copper purchases from China have significantly contributed to the increased price of copper in recent years. Some observers have expressed concern regarding China’s long term political and economic prospects. If economic growth in the United States and other major consuming countries’ economies is slowed, many customers may delay or reduce purchases of our products or similiar commodities. This could result in reductions in sales of or prices for our products, longer sales cycles, difficulty in collecting sales proceeds, slower spending on capital projects or postponement of the projects, and increased price competition. The U.S.-led economic slowdown and uncertainty about the financial markets may prompt banks to limit lending, which may have an adverse effect on our liquidity and on our ability to carry out our announced capital investment programs.  We cannot provide any assurance that any of these events will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  See “Business—Employees.”  We could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2007, unions represented approximately 72% of our workforce.

Beginning July 2007, our Mexican mines of Cananea, Taxco and San Martin went on strike.  Since January 11, 2008 the Cananea mine is open and is preparing to gradually resume normal operations in the near future.  The mine was reopened based on a ruling by the labor authorities who declared the strike illegal for the second consecutive time.  While the Cananea union later obtained an injunction from a federal judge preventing the Company from firing workers that do not return to work immediately, the same judge did explicitly safeguard the rights of any worker that wishes to return to work at the mine and the right of the Company to conduct operations in the ordinary course of business.

During 2006, there were a number of work stoppages at some of our Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended in July 2006.  As a result of these strikes, we were forced to declare “force majeure” on certain of our June and July copper contracts. In 2006, we also experienced strikes at our Cananea and San Martin mines.

Collective bargaining agreements with the Company’s Peruvian labor unions expired in 2007.  A number of strikes were initiated by the Company’s labor unions, demanding wage increases and better benefits.  In addition, some of the unions went on strike in support of national union strikes.  These strikes were generally of a brief nature and the Company was able to continue normal operations with the support of staff, administrative personnel and contractors.  New collective bargaining agreements, for periods ranging from three to six years were signed with all of the Company’s unions.

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

The U.S. dollar is our functional currency and our revenues are primarily denominated in U.S. dollars.  However, portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Accordingly, when inflation in Peru or Mexico increases without a corresponding devaluation of the nuevo sol or the Mexican peso, our financial position, results of operations and cash flows could be adversely affected.  To manage the volatility related to the risk of currency rate fluctuations, we may enter into forward exchange contracts.  We cannot assure you, however, that currency fluctuations will not have an impact on our financial condition and results of operations.

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate.  As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results.  These costs principally include electricity, labor, maintenance, local contractors and fuel.  For the year ended December 31, 2007, a substantial portion of our costs were denominated in a currency other than U.S. dollar.  Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined.  The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the most important currencies influencing our costs.

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

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from a subsidiary of Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit, after being removed to Federal Court, was transferred to the United States District Court for the Sourthern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco, the debtor in possession, as described below.  On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance. In late December 2004 and early January 2005, three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) relating to the merger transaction between SCC and Minera Mexico. On January 31, 2005, the three actions were consolidated. The consolidated complaint alleges, among other things, that the merger was the result of breaches of fiduciary duties by SCC’s directors and was not entirely fair to SCC and its minority stockholders. The case is currently in the early stages of discovery. The defendants believe that the lawsuit is without merit and are vigorously defending the action. While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, in August 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

We are controlled by Grupo Mexico, which exercises significant influence over our affairs and policies and whose interests may be different from yours.

Grupo Mexico owns indirectly approximately 75% of our capital stock.  Certain of our and Minera Mexico’s officers and directors are also officers of Grupo Mexico.  We cannot assure you that the interests of Grupo Mexico will not conflict with ours.

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

In addition, we and Minera Mexico have in the past engaged in, and expect to continue to engage in, transactions with Grupo Mexico and its other affiliates which are related party transactions and may present conflicts of interest.  For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see “Related Party Transactions.”

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

Under the laws of Peru and Mexico, mineral resources belong to the state and government concessions are required in both countries to explore for or exploit mineral reserves.  In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for our exploration, exploitation, extraction and/or production operations.  In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Secretaria de Economia (Ministry of Economy), pursuant to the Ley Minera (the Mining Law) and regulations thereunder.

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

From 1985 through 1990, government policies restricted our ability, among other things, to repatriate funds and import products from abroad.  In addition, currency exchange rates were strictly controlled and all exports sales were required to be deposited in Peru’s Banco Central de Reserva, where they were exchanged from U.S. dollars to the Peruvian currency at less-than-favorable rates of exchange.  These policies generally had an adverse effect on our results of operations. Controls on repatriation of funds limited the ability of our stockholders to receive dividends outside of Peru but did not limit the ability of our stockholders to receive distributions of earnings in Peru.

On April 9, 2006, Peruvian citizens participated in the election for president, congress and representatives to the Andean Parliament, to be appointed for the five-year period commencing July 28, 2006.  24 political parties participated in this election process. As none of the presidential candidates received more than 50 percent of the votes, on June 4, 2006 a run-off election between the top two vote getters was held.  On June 16, 2006 the National Office of Electoral Processes proclaimed Mr. Alan Garcia president-elect, thereby bringing the electoral process to an end. Mr. Garcia assumed office on July 28, 2006.  Mr. Garcia, a member of the APRA party, was president of Peru from 1985 to 1990.  At the inauguration an appeal was made to the mining industry for a voluntary contribution for regional development.  In December 2006, the Company signed an agreement with the Peruvian government to make a contribution for this purpose.

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

A general election was held in Mexico on July 2, 2006.  On July 6, 2006 preliminary results declared Mr. Felipe Calderon of the National Action Party or PAN, winner of the presidential election. On December 1, 2006 Mr. Felipe Calderon was sworn in as president of Mexico.

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

Over the past several decades, Peru has experienced periods of high inflation, slow or negative economic growth and substantial currency devaluation.  The inflation rate in Peru, as measured by the Indice de Precios al Consumidor (Consumer Price Index) and published by the Instituto Nacional de Estadistica e Informatica, (National Institute of Statistics and Informatics), has fallen from a high of 7,649.7% in 1990 to 3.9% in 2007.  The Peruvian currency has been devalued numerous times during the last 20 years.  The devaluation rate has decreased from a high of 4,019.3% in 1990 to a revaluation of 6.3% in 2007.  Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars.  If inflation in Peru were to increase without a corresponding devaluation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our common stock, could be affected.  Although the Peruvian government’s stabilization plan has significantly reduced inflation and the Peruvian economy has experienced moderate growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.

Among the economic circumstances that could lead to a devaluation of the nuevo sol is the decline of Peruvian foreign reserves to inadequate levels.  Peru’s foreign reserves at January 31, 2008, were $30.7 billion as compared to $17.3 billion at December 31, 2006.  We cannot assure that Peru will be able to maintain adequate foreign reserves to meet its foreign currency denominated obligations or that Peru will not devalue its currency should its foreign reserves decline.

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

The annual inflation rate in Mexico was 3.8% in 2007, 4.1% in 2006 and 3.3% in 2005.  The Mexican government has publicly announced that it does not expect inflation to exceed 3.8% in 2008.  At the same time, the peso has been subject in the past to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso increased by 0.1% in 2007, decreased by 1.5% in 2006 and increased by 4.9% in 2005.

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

In addition, in recent years economic conditions in Mexico have increasingly become correlated to U.S. economic conditions.  Therefore, adverse economic conditions in the United States could also have a significant adverse effect on Mexican economic conditions, including the price of our debt securities.

We cannot assure you that the market value or trading prices of our common stock and debt securities, will not be adversely affected by events in the United States or elsewhere, including in emerging market countries.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We were incorporated in Delaware in 1952.  Our corporate offices in the United States are located at 11811 North Tatum Blvd. Suite 2500, Phoenix, Arizona 85028.  Our telephone number in Phoenix, Arizona is (602) 494-5328.  Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima.  Our website is www.southerncoppercorp.com. We believe that our existing properties are in good condition and suitable for the conduct of our business.

REVIEW OF OPERATIONS

The following maps set forth the locations of our principal mines, smelting facilities and refineries.  We operate open-pit copper mines in the southern part of Peru — at Toquepala and Cuajone — and in Mexico, principally at La Caridad and Cananea.  We also operate five underground mines that produce zinc, copper, silver and gold, as well as a coal mine and a coke oven.

EXTRACTION, SMELTING AND REFINING PROCESSES

Our operations include open-pit and underground mining, concentrating, copper smelting, copper refining, copper rod production, solvent extraction/electrowinning (SX/EW), zinc refining, sulfuric acid production, molybdenum concentrate production and silver and gold refining.  The extraction and production process are summarized below.

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

COPPER SMELTING

Copper concentrates are transported to a smelter, where they are smelted using a furnace, converter and anode furnace to produce either copper blister (which is in the form of cakes with air pockets) or copper anodes (which are cleaned of air pockets).  At the smelter, the concentrates are mixed with flux (a chemical substance intentionally included for high temperature processing) and then sent to reverberatory furnaces producing copper matte and slag (a mixture of iron and other impurities).  Copper matte contains approximately 65% copper.  Copper matte is then sent to the converters, where the material is oxidized in two steps: (i) the iron sulfides in the matte are oxidized with silica, producing slag that is returned to the reverberatory furnaces, and (ii) the copper contained in the matte sulfides is then oxidized to produce copper that, after casting, is called blister copper, containing approximately 98% to 99% copper, or anodes, containing approximately 99.7% copper.  Some of the blister and anode production is sold to customers and the remainder is sent to the refinery.

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

COPPER ROD PLANT

To produce copper rod, copper cathodes are first smelted in a furnace and then dosified in a casting machine.  The dosified copper is then extruded and passed through a cooling system that begins solidification of copper into a 60×50 millimeter copper bar.  The resulting copper bar is gradually stretched in a rolling mill to achieve the desired diameter.  The rolled bar is then cooled and sprayed with wax as a preservation agent and collected into a rod coil that is compacted and sent to market.

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

SULFURIC ACID PRODUCTION

Sulfur dioxide gases are produced in the copper smelting and zinc roasting processes.  As a part of our environmental preservation program, we treat the sulfur dioxide emissions at two of our Mexican plants and at Peruvian processing facilities to produce sulfuric acid, some of which is, in turn, used for the copper leaching process, with the rest sold to mining and fertilizer companies located in Mexico, Peru, the United States, Chile, Australia, and other countries.

SILVER AND GOLD REFINING

Silver and gold are recovered from copper, zinc and lead concentrates in the smelters and refineries, and from slimes through electrolytic refining.

The following table sets forth as of December 31, 2007, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

					2007
			Nominal	2007	Capacity
Facility Name	Location	Process	Capacity (1)	Production	Utilization
PERUVIAN OPEN PIT UNIT
Mining Operations
Cuajone Open-pit Mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd — Milling	78.3 ktpd	90.2%
Toquepala Open-pit Mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — Milling	58.4 ktpd	97.3%
Toquepala SX-EW Plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electro winning	56.0 ktpy — Refined	40.3 ktpy	72.0%

Processing Operations
Ilo Copper Smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy — Concentrate feed	846.2 ktpy	70.5%
Ilo Copper Refinery	Ilo (Peru)	Copper refining	280 ktpy — Refined cathodes	178.4 ktpy	63.7%
Ilo Acid Plants	Ilo (Peru)	Sulfuric Acid	1,050 ktpy — Sulfuric acid	771.3 ktpy	73.5%
Ilo Precious Metals Refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	247.0 tpy	77.2%

MEXICAN OPEN PIT UNIT
Cananea Open-Pit Mine	Sonora (Mexico)	Copper Ore milling & recovery, copper concentrate production	76.7 ktpd — Milling	59.6 Ktpd	77.7%
Cananea SX-EW I, II Plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	34.6 ktpy	63.1%
La Caridad Open-Pit Mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd — Milling	85.8 ktpd	95.3%
La Caridad SX-EW Plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electro winning	21.9 ktpy — Refined	22.7 ktpy	103.7%

Processing Operations
La Caridad Copper Smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — Concentrate feed	684.8 ktpy	68.5%
La Caridad Copper Refinery	Sonora (Mexico)	Copper refining	300 ktpy Copper cathode	173.3 ktpy	57.8%
La Caridad Copper Rod Plant	Sonora (Mexico)	Copper rod production	150 ktpy Copper rod	96.6 ktpy	64.4%
La Caridad Precious Metals Refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	2.8 ktpy — Slime	0.5 ktpy	18.2%
La Caridad Sulfuric Acid Plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — Sulfuric acid	674.3 ktpy	43.1%

IMMSA UNIT
Underground Mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — Milled ore	1,258.5 ktpy	86.2%
San Martin	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — Milled ore	625.3 ktpy	38.9%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy — Milled ore	1,450.5 ktpy	66.2%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy — Milled ore	280.9 ktpy	51.3%
Taxco	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy — Milled ore	247.5 ktpy	33.9%

Nueva Rosita Coal & Coke Complex(2)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	41.1 ktpy	4.6%

Processing Operations
San Luis Potosi Copper Smelter	San Luis Potosi (Mexico)	Concentrate smelting, blister production	230 ktpy concentrate feed	48.1 ktpy	20.9%
San Luis Potosi Zinc Refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	90.8 ktpy	86.4%
San Luis Potosi Sulfuric Acid Plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	165.1 ktpy	91.7%

Key:

koz = thousands of ounces
ktpd = thousands of tons per day
ktpy = thousands of tons per year
tpy = tons per year

(1)       Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)       At December 31, 2007, the coal reserves for the Nueva Rosita coal were 66,362,623 tons with average sulfur content of 1.78% and a BTU content of 9,054.9 per pound.

(3) At December 31, 2007, net book values of property are as follows: Peruvian operation $1,654.8 million (Cuajone $420.1 million, Toquepala $511.9 million and Ilo and other support facilities $722.8 million), Mexican open pit $1,605.2 million (Cananea $562.6 million, La Caridad $1,042.6 million) and Mexican IMMSA unit $248.5 million (San Luis Potosí $41.1 million, zinc electrolytic refinery $58.9 million, Charcas $6.1 million, San Martin $35.2 million, Santa Barbara $43.3 million, Taxco $7.1 million, Santa Eulalia $14.4 million, Pasta de Conchos and Nueva Rosita $27.9 million and property in progress and other facilities $14.5 million).

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our combined financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2007	2006	2005
COPPER (thousand pounds):
Mined
Peru open pit
Toquepala	310,560	334,605	347,130
Cuajone	401,498	384,493	360,805
SX-EW Toquepala	80,844	78,935	80,464

Mexico open pit
La Caridad	225,443	128,024	269,662
Cananea	140,896	245,331	261,778
SX-EW La Caridad	50,072	24,796	48,603
SX-EW Cananea	76,265	115,794	124,359

IMMSA Unit	19,961	23,270	28,228
Total Mined	1,305,539	1,335,248	1,521,029

Smelted
Peru open pit
Blister Ilo	20,466	67,364	713,200
Anodes Ilo	511,906	656,016	-

Mexico open pit
Anodes La Caridad	446,894	530,592	617,953

IMMSA Unit
Blister IMMSA	45,894	44,518	46,998
Total Smelted	1,025,160	1,298,490	1,378,151

Refined
Peru Open Pit
Cathodes Ilo	393,297	602,520	628,769
SX-EW Toquepala	88,920	78,935	80,464

Mexico Open Pit
Cathodes La Caridad	382,152	441,705	515,179
SX-EW La Caridad	50,072	24,796	48,603
SX-EW Cananea	76,265	115,794	124,359
Total Refined	990,706	1,263,750	1,397,374

Rod Mexico Open Pit
La Caridad	212,978	212,923	249,485
Total Rod	212,978	212,923	249,485

SILVER (thousand ounces)
Mined
Peru Open Pit
Toquepala	2,047	2,083	2,230
Cuajone	2,219	2,141	2,261

Mexico Open Pit
La Caridad	1,893	1,055	2,123
Cananea	798	1,616	1,698

IMMSA Unit	8,272	9,276	10,183
Total Mined	15,229	16,171	18,495

Refined
Peru Open Pit — Ilo	2,657	3,831	3,533
Mexico Open Pit — La Caridad	3,539	4,211	4,583
IMMSA Unit	3,805	4,337	4,371
Total Refined	10,001	12,379	12,487

MOLYBDENUM (thousand pounds)
Mined
Toquepala	13,730	12,815	11,737
Cuajone	8,424	7,767	11,638
La Caridad	13,578	5,514	9,260
Total Mined	35,732	26,096	32,635

ZINC (thousand pounds)
Mined IMMSA	266,787	301,133	316,603
Refined IMMSA	200,105	112,513	223,820

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are approximately 700 meters and 800 meters deep, respectively; under the present mine plan configuration both pits will reach a depth of 1,200 meters.  The deepening pit presents us with a number of geotechnical challenges.  Perhaps the foremost concern is the possibility of slope failure, a possibility that all open pit mines face.  In order to maintain slope stability, in the past we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements.  We have also responded to hydrological conditions and removed material displaced by a slope failure.  There is no assurance that we will not have to take these or other actions in the future, any of which may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves.  To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

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

The studies were completed in 2000 and we believe we implemented the study recommendations.  One of the major changes implemented was slope angle reduction at both mines, Toquepala by an average of five degrees and Cuajone by an average of seven degrees.  Although this increased the waste included in the mineable reserve calculation, it also improved the stability of the pits.

In the Toquepala mine in 2007 we installed 20 meter wide geotechnical berms every 10 benches. We believe this will further strengthen the stability of the Toquepala pit.

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

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open pit.  A number of recommendations and observations were presented by the consultants. These included a recommendation of a maximum average bench face angle of 72 degrees. Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope.  We are currently reviewing these recommendations, but since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes. Geostructural and geotechnical data collected at the open pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.

A geotechnical evaluation, of the Cananea 15-year pit slope design, was prepared by an independent mine consulting firm.  Results of the study included slope design angles by sectors as well as recommendations related to slope stability.  Currently, the mine is in the second phase of a geohydrological study.  This is a follow-up study of a phase 1 open pit dewatering assessment completed by independent water management consultants in 2004.  A third phase of the study, which addresses pit dewatering design, and drilling of peripheral monitoring boreholes and dewatering test wells, will follow and is expected to be completed in 2009.  The recommendations proposed by the consulting firms in Phases 1 and 2, are being implemented.

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

The table below sets forth 2007, 2006 and 2005 production information for our Cuajone operations:

		2007	2006	2005
Mine annual operating days	(days)	365	365	365
Total material mined	(kt)	116,438	112,410	109,855
Total ore mined	(kt)	28,310	28,299	29,544
Copper grade	(%)	0.755	0.703	0.643
Molybdenum grade	(%)	0.022	0.020	0.026
Leach material mined (1)	(kt)	-	41.6	-
Leach material grade	(%)	-	0.655	-
Stripping ratio	(x)	3.11	2.97	2.72
Total material milled	(kt)	28,352	28,228	29,621
Copper recovery	(%)	85.10	87.87	85.96
Molybdenum recovery	(%)	61.1	62.6	69.7
Copper concentrate	(kt)	706.7	666.7	619.2
Molybdenum concentrate	(kt)	7.0	6.4	9.5
Copper concentrates average grade	(%)	25.77	26.16	26.43
Molybdenum concentrate average grade	(%)	54.57	55.18	55.58
Copper in concentrate	(kt)	182.1	174.4	163.7
Molybdenum in concentrate	(kt)	3.8	3.5	5.3

Key:        kt = thousand tons

                x = ratio obtained dividing waste plus leachable material by ore mined

(1)                      In 2006, 41.6 kt of copper oxides were extracted from the Cuajone mine. No oxide material was mined in 2007 and 2005.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major Cuajone mine equipment includes six 290-ton capacity trucks, twenty 218-ton capacity trucks, eight 231-ton capacity trucks, three 73-ton capacity shovels, one 54-ton capacity shovel, one 23-ton capacity front end loader, four electric drills, seven track dozers, seven rubber track dozers, three front end loaders CAT 988 and 966, and three motor graders.  We continuously improve and renovate our equipment.

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

Exploration in the mine

Exploration activities during the drill campaign in 2007 are as follows:

Studies	Meters	Holes	Notes
Infill Drilling	3,293.80	25	To obtain additional information to improve confidence in our block model
Geotechnical Holes	1,155.87	9	To improve geotechnical information
Total	4,449.67	34

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals, splitting waste material called tailings. This copper-molybdenum bulk concentrate then is treated by inverse flotation where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.  Sulfides under 0.40% copper are considered waste.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major Cuajone concentrator plant equipment includes: one primary crusher, three secondary crushers, seven tertiary crushers, ten primary ball mills, four ball mills for re-grinding rougher concentrate; one vertical mill for re-grinding rougher concentrate; thirty 100ft3 cells for rougher flotation; four 160ft3 cells for rougher flotation; five 60ft3 cells for cleaner scavenger; six 1350ft3 cells for cleaner scavenger; fourteen 300ft3 cells for cleaner scavenger; eight column cells; one Larox filter press; two thickeners for copper-molybdenum and copper concentrates; three  tailings thickeners; one high-rate tailings thickener and six pumps for recycling reclaimed water.

A major mill expansion was completed in 1999. We believe the plant’s equipment is in good physical condition and currently in operation.

Toquepala

Our Toquepala operations consist of an open-pit copper mine and a concentrator.  We also refine copper at the SX/EW facility through a leaching process.  Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima.  Access is by plane from Lima to the city of Tacna (1:20 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by road to Toquepala (1 hour).  The concentrator has a milling capacity of 60,000 tons per day.  The SX/EW facility has a production capacity of 56,000 tons per year of LME grade A copper cathodes.  Overburden removal commenced in 1957 and ore production commenced in 1960.  Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2007, 2006 and 2005 production information for our Toquepala operations:

		2007	2006	2005
Mine annual operating days	(days)	365	365	365
Total material mined	(kt)	130,267	131,607	134,505
Total ore mined	(kt)	20,889	20,813	21,224
Copper grade	(%)	0.759	0.797	0.812
Molybdenum grade	(%)	0.046	0.043	0.039
Leach material mined	(kt)	90,521	42,827	16,693
Leach material grade	(%)	0.235	0.221	0.222
Estimated leach recovery	(%)	26.89	28.44	28.24
SX/EW cathode production (from SPCC material)	(kt)	36.7	35.8	36.5
Third parties copper sulfate processed	(kt)	15.2	—	—
Average copper grade on copper sulfate	(%)	24.16	—	—
SX/EW cathode production from third parties	(kt)	3.7	—	—
Stripping ratio	(x)	5.24	5.32	5.34
Total material milled	(kt)	20,906	20,828	21,225
Copper recovery	(%)	88.78	91.43	91.47
Molybdenum recovery	(%)	64.39	65.0	64.6
Copper concentrate	(kt)	521.9	557.5	576.4
Molybdenum concentrate	(kt)	11.4	10.7	9.7
Copper concentrate average grade	(%)	26.99	27.22	27.32
Molybdenum concentrate average grade	(%)	54.60	54.08	54.67
Copper in concentrate	(kt)	140.9	151.8	157.5
Molybdenum in concentrate	(kt)	6.2	5.8	5.3

Key:        kt = thousand tons

                x  = ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major mine equipment at Toquepala includes eighteen 290-ton capacity trucks, five 231-ton capacity trucks, eighteen 218-ton capacity trucks, six 181-ton capacity trucks, one 78-ton capacity shovel, three 73-ton capacity shovels, three 20-ton capacity shovels, five electric rotary drills, one Down the Hole (DTH) drill for pre-split and one front-end loader with a capacity of 37 tons.

We continuously improve and renovate our equipment. In 2003, we started a project to install a crushing, conveying and spreading system at the Toquepala mine to improve cost containment and production efficiency.  The new system improves recovery at our leaching facilities and will largely eliminate costly truck haulage in the process.  The conveying system is operating and has positioned 42.5 million tons of waste material to build the ramp and has placed 28.5 million tons of leachable material. Total expended on this project through December 31, 2007 was $80.7 million and it is estimate that $0.4 million will be needed to finalize this project.

Presently the crushing, conveying and spreading system are being implemented up to conveyor sixteen at the Toquepala mine.  In 2008 conveyor seventeen will be installed. Actual production for the last six months in 2007 reached 6,650 tons per hour.  This new system improves our cost containment and production efficiency.  During 2007, we put into operation three new Komatsu 930E3 trucks which have improved haul efficiency.

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

Exploration in the mine

Exploration activities during the drill campaign in 2007 are as follows:

Studies	Meters	Holes	Notes
Infill and lateral body delimitation	6,239	40.0	To obtain additional information to improve confidence in our block model.

Concentrator

Our Toquepala concentrator operations use state-of-the-art computer monitoring systems in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the crushing circuit, where rotating crushers reduce the size of the rocks to approximately 85% less than one-half of an inch.  The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder.  The finely ground powder mixed with water is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  The bulk concentrate with important molybdenum content is processed for recovering Mo by inverse flotation.  Copper final concentrate goes as tailings of the Mo plant.  This final copper concentrate with a content of approximately 27.5% Cu is filtered in order to get 8.5% moisture. Concentrates are then shipped by rail to the smelter at Ilo.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major concentrator plant equipment at Toquepala include one primary crusher, three secondary crushers, six tertiary crushers, eight rod mills, thirty-three ball mills, one distributed control system (DCS), one optimizing control system (OCS), forty-two flotation cells, fifteen column cells, seventy-two Agitair 1.13 m3 cells, two Larox pressure filters, five middling thickeners, two tailings thickeners, three high-rate tailings thickeners, one tripper car, one track tractor and a recycled water pipe line.

In order to reduce operating and maintenance costs and to comply with environmental requirements, we replaced the disc filters at the Toquepala concentrator with a new vertical press filter in 2005.

SX/EW Plant

The SX/EW facility at Toquepala produces grade A LME electrowon copper cathodes of 99.999% purity from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines.  The leach plant commenced operations in 1995 with a design capacity of 35,629 tons per year of copper cathodes.  In 1999 the capacity was expanded to 56,000 tons per year.

Copper oxides from Cuajone with a copper grade higher than 0.359%, with an acid solubility index higher than 20% and a cyanide solubility index higher than 50% are leached. In Toquepala, the leach material cutoff grade is 0.095% and therefore material with a total copper grade between 0.095% and 0.40% are leached.

Major equipment at the Cuajone SX plant includes one primary jaw crusher and one secondary cone crusher with a capacity of 390 tons per hour.  In addition the plant has one agglomeration mill, one front end loader and three 109 ton capacity trucks for hauling to the leach dumps.  Copper in solution produced in Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Major equipment at the Toquepala plant includes three spray systems and five pregnant solution (PLS) ponds, each with its own pumping system to send the solution to the SX/EW plant.  The plant also has three lines of SX, each with a nominal capacity of 1,068 m3/hr of pregnant solution and 162 electrowinning cells.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability.  The SX/EW plant management quality system (including leaching operations) has been audited, by an external audit company, and found to be in compliance with the requirements of the ISO 9001-2000 standard since 2002.

Processing Facilities - Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone, and 1,240 kilometers from the city of Lima.  Access is by plane from Lima to Tacna (1:20 hours) and then by highway to the city of Ilo (two hours).  Additionally, we maintain a port facility in Ilo, from which we ship our product and receive supplies.  Product shipped and supplies received are moved between Toquepala, Cuajone and Ilo on our industrial railroad.

Smelter

Our Ilo smelter provides copper for the refinery we operate as part of the same facility.  Copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.  The nominal installed capacity of the smelter is 1,131,500 tons per year.

Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% Cu.  At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag which is tapped through a taphole to either of two rotary holding furnaces, where this smelted phases will be separated.  Copper matte contains approximately 62% copper.  Copper matte is then sent to the converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper.  The blister copper is refined in the anode furnaces by oxidation to remove sulfur with compressed air injected into the bath.  Finally, the oxygen content of the molten copper is adjusted by reduction with injection of LPG with steam into the bath.  Anodes, containing approximately 99.7% copper are cast in two casting wheels.

The table below sets forth 2007, 2006 and 2005 production and sales information for our Ilo smelter plant:

	2007	2006	2005
Concentrate smelted (kt)	846	1,107	1,206
Average copper recovery	96.59%	97.29%	97.57%
Blister production (kt)	9.3	30.8	325.6
Average blister grade (%)	99.369%	99.349%	99.349%
Anode production (kt)	232.9	298.4	—
Average anode grade (%)	99.698%	99.708%	—
Sulfuric acid produced (kt)	771	376	370
Blister sales (kt)	9.3	3.0	41.5
Anode sales (kt)	14.1	13.5	—
Average blister sales price ($/lb)	3.20	3.10	1.87
Average anode sales price ($/lb)	2.87	3.17	—

Key:        kt = thousand tons

In compliance with an agreement made with the government of Peru, we completely renovated our Ilo smelter.  This modernization was done at a cost of $570 million and completed in January 2007.  Major equipment at our Ilo smelter includes two reverberatory furnaces, seven Pierce Smith converters, one El Teniente converter, two anode furnaces and a twin wheel casting system, a sulfuric acid plant with a capacity of 300,000 tons per year and an oxygen plant with a capacity of 100,000 tons per year.

The modernized smelter uses a technology used in many smelters throughout the world. For the fusion process, it utilizes an Isasmelt technology furnace, a stationary vertical furnace 17 meters high, with a treatment capacity of 165 tons of copper concentrates per hour.  The smelter also uses two rotary holding furnaces (RHF) to separate the matte, with 62% copper content, from the slag.  The smelter also has a new oxygen plant, with a production capacity of 1,045 tons per day.  In the conversion process, four Pierce Smith converter furnaces are used to produce copper with 99.3% purity.  This copper product is then sent to the new anodes plant, which has two rotary furnaces of 400 tons capacity each and two casting wheels that produce anodes with 99.7% purity.  The anode plant was completed in 2006 and blister production was mostly replaced with anode production, enabling us to eliminate a costly re-melting step in our production process.

In addition, we have built a new sulfuric acid plant to recapture sulfur dioxide in excess of the 92% recapture requirement established in the PAMA.  The new acid plant has a production capacity of 800,000 tons of acid per year.  Also, we have built two storage tanks and an effluents plant.  The new smelter also includes a new seawater intake system, two desalinization plants to provide water for the process, an electric substation and a new system of centralized controls using advanced computer technology.

Refinery

The refinery consists of a receiving and preparing anodes facilities, an electrolytic plant, a precious metal plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.998% purity.  The nominal capacity is 280,000 tons per year.  Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

Anodes are suspended in tanks containing an aqueous solution of sulfuric acid and copper sulfate.  A low voltage but high amperage electrical current is passed through the anodes, chemical solution and cathodes, in order to dissolve copper which is deposited on initially very thin starting sheets increasing its thickness up to produce high grade copper cathodes containing at least 99.99% copper.  During this process, silver, gold and other metals, including palladium, platinum and selenium, along with other impurities, settle on the bottom of the tank in form of anodic slime.  This anodic slime is processed in a precious metal plant where silver, gold and selenium are recovered.

The table below sets forth 2007, 2006 and 2005 production and sales information for our Ilo refinery and precious metals plants:

	2007	2006	2005
Cathodes produced (kt)	178.4	273.3	285.2
Average copper grade (%)	99.998	99.998%	99.998%
Refined silver produced (000 Kg)	82.7	119.2	109.9
Refined gold produced (kg)	296.0	260.9	183.7
Commercial grade selenium produced (t)	35.4	49.8	48.7
Average cathodes sales price ($/lb)	3.20	3.20	1.79
Average silver sales price ($/oz)	12.30	11.46	7.26
Average gold sales price ($/oz)	692.29	589.76	447.33

Key:        kt= thousands tons

Major equipment at the refinery includes one electrolytic plant, with 926 commercial cells, fifty-two starting sheet cells, sixteen primary liberator cells, sixteen secondary liberator cells, an anodic slime treatment circuit (includes leaching and centrifugation), and a crude nickel sulfate production circuit.

Main equipment at the precious metals plant includes one selenium reactor, one tilting Copella furnace, twenty-four silver refining cells including an induction furnace for shots and silver ingots production and one hydrometallurgical system for gold recovery.

The refinery also has these facilities:

•                  Laboratory: Provides sample analysis services throughout the Company, including the analysis of final products like copper cathodes, electrowon cathodes, copper concentrates and oil analysis.

•                  Maintenance:  Responsible for maintenance of all equipment involved in the process.

•                  Auxiliary facilities: Includes one desalinization plant to produce fresh water and a Babcock boiler to produce steam used in the refinery, one Gonella boiler and two stand-by KMH boilers.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells and a lime plant with a capacity of 80,000 tons per year.  We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes fifteen locomotives of different types including 4000HP EMD’s SD70, 3000HP EMD’s GP40-3, 2250HP GE U23B and others.  The rollingstock has approximately 490 cars of different types and capacities, including ore concentrate cars, gondolas, flat cars, dump cars, boxcars, tank cars and others.  The track runs in a single 214 km standard gauge line and supports a 30-ton axle load.  The total length of the track system is around 257 kilometers including main yards and sidings.

The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge.  The industrial railroad includes a car repair shop which is responsible for maintenance and repair of the car fleet.  During the last nine years a main line upgrade program has been implemented and 115 and 133 pound rail has replaced 90 and 105 pound rail.  Also an upgrade program increasing the capacity of the ore concentrate cars from 70 to 100 net tons is well in progress.  Annual tonnage transported is approximately 5.5 million metric tons.

MEXICAN OPERATIONS

Following is a map indicating the approximate locations of our Mexican mines and processing facilities:

LEGEND
UNDERGROUND MINES / COAL
OPEN PIT MINES
PLANTS - SMELTERS AND REFINERIES
MAIN EXPLORATION PROJECTS
INTERNATIONAL BORDER
STATE BORDER
United States of America
110°
100°
30°
20°
CANANEA
LA CARIDAD
COMPLEJO METALÚRGICO
HERMOSILLO
CHIHUAHUA
SANTA EULALIA
PIEDRAS NEGRAS
NUEVA ROSITA
SANTA BÁRBARA
COAHUILA
MONTERREY
Gulf of California
DURANGO
SAN MARTÍN
CHARCAS
ZACATECAS
SAN LUIS POTOSÍ
Gulf of México
CD. DE MÉXICO
MICHOACAN
TAXCO
GUERRERO
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

Following is a map indicating the approximate location of, and access to, our Mexican open pit mine complexes as well as our processing facilities:

Cananea

We operate an open-pit copper mine, a concentrator and two SX/EW plants at our Cananea mining complex, located 71 kilometers from La Caridad, Mexico and 61 kilometers south of the Arizona border on the outskirts of the town of Cananea.  Cananea is connected by paved highways to the city of Agua Prieta in the northeast, to the town of Nacozari in the southeast, and to the town of Imuris in the west.  Cananea is also connected by railway to Agua Prieta and Nogales.  A municipal airport is located approximately 20 kilometers to the northeast of Cananea.

The concentrator has a milling capacity of 76,700 tons per day.  The SX/EW facility has a refining capacity of 54,750 tons per year.  The Cananea ore deposit is one of the world’s largest porphyry copper deposits.  Cananea is the oldest continuously operated copper mine in North America, with operations tracing back to 1899.  The ore deposit was originally mined exclusively for underground metals by Anaconda Company between 1917 and early 1940s when the open pit was developed.  In 1990 through a public auction procedure, Mexcananea acquired 100% of the assets for approximately $475 million.  Cananea uses a conventional open-pit mining method to extract copper ore for further processing in our concentrator.  Crushed leachable material is transported by conveyor belts and as run-of-mine by trucks to leach dumps.

The following table shows 2007, 2006 and 2005 production information for Cananea:

		2007(2)	2006(1)	2005
Mine annual operating days	(days)	211	331	365
Total material mined	(kt)	74,672	114,595	102,508
Total ore mined	(kt)	12,545	22,896	25,638
Copper grade	(%)	0.630	0.588	0.572
Leach material mined	(kt)	39,198	59,678	52,112
Leach material grade	(%)	0.272	0.292	0.301
Estimated leach recovery	(%)	65.5	62.50	50.00
SX/EW cathode production	(kt)	34.6	52.5	56.4
Stripping ratio	(x)	4.95	4.01	3.00
Total material milled	(kt)	12,571	22,915	25,622
Copper concentrate	(kt)	230.5	386.0	436.5
Copper concentrate average grade	(%)	27.81	28.83	27.21
Copper in concentrate	(kt)	63.9	111.3	118.7
Copper recovery	(%)	81.22	82.56	81.03

Key:        kt = thousand tons

                x = ratio obtained dividing waste plus leachable material by ore mined.

                The copper grade is total grade.

(1)          While there were 47 days of strikes in 2006, only 34 production days were lost as 13 days of production were maintained with the support of management personnel.

(2)          During 2007 there were 154 days of illegal work stoppage.  As consequence, the Company lost approximately 55 thousand tons of copper in concentrates and 24 thousand tons of SX/EW cathodes production.

Major Cananea mine equipment includes 44 trucks for ore hauling with individual capacities ranging from 240 to 360 tons, eight shovels with individual capacities ranging from 39 to 70 tons, and mine auxiliary equipment including, eight drillers, seven front loaders, five motor graders and twenty-four tractors.

Geology

The Cananea mining district lies on the southern cordilleran orogen, which extends from southern Mexico to northwestern United States.  It also falls within the Basin and Range metallogenic province.  Geological and structural features in the district are representative of large, disseminated type, porphyry copper deposits.  A calcareous sedimentary sequence of lower Paleozoic age, lithologically correlated with a similar section in southeastern Arizona, uncomformably overlies Precambrian granite basement.

The entire section was covered by volcanic rocks of Mesozoic age and later intruded by deep seated granodiorite batholith of Tertiary age, with further quartz monzonite porphyry differentiates of Laramide age.

Mineralization in the district is extensive covering a surface area of approximately 30 km2.  An early pegmatitic stage associated with bornite-chalcopyrite-molybdenite assemblage was followed by a widespread flooding of hydrothermal solutions with quartz- pyrite-chalcopyrite.  A pervasive quartz-sericite alteration is evident throughout the districts igneous rock fabric.

An extensive and economically important zone of supergene enrichment, with disseminated and stockworks of chalcocite (Cu2S), developed below the iron oxide capping.  This zone coincides with the topography and has an average thickness of 300 meters.  A mixed zone of secondary and primary sulfides underlay the chalcocite blanket.  The hypogene mineralization, principally chalcopyrite, (CuFeS2), extensively underlies the orebody.  Molybdenite occurs throughout the deposit and the content tends to increase with depth.

The Cananea copper porphyry is considered world-class and unique.  The deepest exploration results in the core of the deposit have confirmed significant increase in copper grades.  Similar porphyry copper deposits usually contain lower grades at depth. The district is also unique for the occurrence of high-grade breccia pipes, occurring in clusters following the trend of the district.

Current dimensions of the mineralized orebody are 5 x 3 km2, and projects more than 1 km2 at depth.  Considering the geological and economic potential of the Cananea porphyry copper deposit, it is expected that the operation can support a sizeable increase in copper production capacity.

Mine Exploration

The exploration program conducted during 2007 continues to expand the limits of the resource and confirmed the presence and distribution of molybdenite in the copper deposit.  Likewise, the core drilling program in the areas adjacent to the deposit was continued in order to define areas where leach and waste will be deposited.  It is expected that exploration will be continued intensively during 2008.  Drilling results in areas adjacent to the deposit are confirming the district-wide mineralization and alteration patterns.  The block model was updated with the in-fill exploratory results, both, for copper and molybdenum and we proceeded to calculate this resource with this new available data.

Concentrator

Cananea uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.38% is loaded onto trucks and sent to the milling circuit, where giant rotating crushers reduce the size of the ore to approximately one-half of an inch.  The ore is then sent to the ball and bar mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 28%.  Concentrates are then shipped by rail to the smelter at La Caridad.

The Cananea concentrator plant, with a milling capacity of 76,700 tons per day, consists of two primary crushers, four secondary crushers, ten tertiary crushers, ten primary mills, a distributed control system, five mills for re-grinding, 103 primary flotation cells, ten column cells, seventy exhaustion flotation cells, seven thickeners and three ceramic filters.

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

Major equipment at the SX-EW plants I and II of Cananea includes two crushing systems (No. 1 and No. 2).  Crushing system no. 1 has a capacity of 32,000 tons per day and includes an apron feeder, a conveyor belt feeder, seven conveyor belts system and a distributor car.  Crushing system no. 2 has a capacity of 48,000 tons per day and includes one crusher, a conveyor belt feeder, three conveyor belts and a distributing car.  There are four irrigation systems for the dumps and six dams for the pregnant leach solution (PLS).  Plant I has three solvent extraction tanks with a nominal capacity of 16,000 liters per minute of PLS and 46 electrowinning cells.  Plant I has a daily production capacity of 30 tons of copper cathodes with 99.999% purity.  Plant II has five trains of solvent extraction with a nominal capacity of 55,000 liters per minute of PLS and 216 cells distributed in two bays.  Plant II has a daily production capacity of 120 tons of copper cathodes with 99.9% purity.

We intend to increase our Cananea unit’s production of copper cathodes with a new SX/EW plant, (SX/EW III) with an annual capacity of 33,000 tons.  The plant would produce copper cathodes of ASTM grade 1 or LME grade A.  The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system.  Due to labor problems at Cananea in 2007, this project has been temporarily put on hold until we satisfactorily resolve these issues.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX/EW plant, lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari de Garcia in northeastern Sonora.  Nacozari is about 264 kilometers northeast of the Sonora state capital of Hermosillo and 121 kilometers south of the US-Mexico border.  Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems.  An airstrip with a reported runway length of 2,500 meters is located 36 kilometers north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery.  The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine.  Access is by paved highway and by railroad.

The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SX/EW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, and the precious metals refinery in 1999.

The table below sets forth 2007, 2006 and 2005 production information for La Caridad:

		2007	2006	2005
Mine annual operating days	(days)(1)	365	229	364
Total material mined	(kt)	80,819	46,606	75,465
Total ore mined	(kt)	30,970	16,872	31,551
Copper grade	(%)	0.408	0.449	0.483
Molybdenum grade	(%)	0.0377	0.0348	0.0324
Leach material mined	(kt)	30,017	19,109	29,969
Leach material grade	(%)	0.252	0.252	0.260
Estimated leach recovery	(%)	34.44	34.39	38.54
SX/EW cathode production	(kt)	32.7	11.2	22.0
Total material milled	(kt)	31,129	16,637	31,644
Stripping ratio	(x)	1.61	1.76	1.39
Copper concentrate	(kt)	423.0	227.8	449.6
Molybdenum concentrate	(kt)	11.2	4.5	7.4
Copper concentrate average grade	(%)	24.18	25.49	27.20
Molybdenum concentrate average grade	(%)	54.83	55.92	56.88
Copper in concentrate	(kt)	102.3	58.1	122.3
Molybdenum in concentrate	(kt)	6.2	2.5	4.2
Copper recovery	(%)	80.43	77.69	79.95
Molybdenum recovery	(%)	52.54	43.20	40.99

Key:        kt = thousand tons

                x = ratio obtained dividing waste plus leachable material by ore mined

                                                (1)   In 2006 there were 125 days of strikes.

The copper and molybdenum grade are total grade.  The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is presently about 52.54%.

Major mine equipment includes thirty-two trucks for ore hauling with capacity that range between 170 to 240 tons, eight shovels with individual capacities that range between 16 to 43 tons.  Loading and auxiliary equipment include six drillers, four front loaders, four motor graders and twenty-one tractors.

Geology

The La Caridad deposit is a typical porphyry copper deposit as seen also in the southwestern basin of United States.  The La Caridad mine uses a conventional open-pit mining method.  The ore body is at the top of a mountain, which gives La Caridad the advantage of a relative low waste-stripping ratio, natural pit drainage and relative short haul for both ore and waste.  The mining method involves drilling, blasting, loading and haulage of ore and waste to the primary crushers and the waste dumps, respectively.

La Caridad deposit is located in northeastern Sonora, Mexico.  The deposit is situated near the crest of the Sierra Juriquipa, about 23 kilometers southeast of the town of Nacozari, Sonora, Mexico.  The Sierra Juriquipa rises to elevations of around 2,000 meters in the vicinity of La Caridad and is one of the many north-trending mountain ranges in Sonora that form a southern extension of the basin and range province.

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

Economic ore is found as disseminated sulfurs within the central part of the deposit.  Sulfide-filled breccias cavities are most abundant in the intrusive breccia.  This breccia-cavity mineralization occurs as sulfide aggregates which have crystallized in the spaces separating breccia clasts.  Near the margins of the deposit, mineralization occurs almost exclusively in veinlets.  Ore minerals include chalcopyrite (CuFeS2), chalcosite (Cu2S) and molybdenite (MoS2).

Mine Exploration

We have been mining the La Caridad ore body for over 25 years.  The extent of the model area is approximately 6,000 meters by 4,000 meters with elevation ranging from 750 to 1,800 meters.

Fifteen drilling campaigns have been conducted on the property since 1968.  These campaigns drilled a total of 3,238 drill holes.  There are 2,055 reverse circulation drill holes.  The rest are diamond drill holes, and some hammer drilling.  A total of 549,051 meters have been drilled through December 2007.

Currently, La Caridad is drilling a new exploration program; the budget is for 50,000 meters.  The target is to get down to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes.

Concentrator

La Caridad uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  The concentrator has a current capacity of 90,000 tons of ore per day.

Ore extracted from the mine with a copper grade over 0.30% is sent to the concentrator and is processed into copper concentrates and molybdenum concentrates.  The copper concentrates are sent to the smelter and the molybdenum concentrate is exported.  The molybdenum recovery plant has a capacity of 2,000 tons per day of copper-molybdenum concentrates.  The lime plant has a capacity of 340 tons of finished product per day.

La Caridad concentrator plant has a milling capacity of 90,000 tons per day and consists of two primary crushers, six secondary crushers, twelve tertiary crushers, twelve ball mills, a master milling control system, 100 primary flotation cells, four re-grinding mills, 96 cleaning flotation cells, twelve thickeners and six drum filters.

SX/EW Plant

Approximately 507.6 million tons of leaching ore with an average grade of approximately 0.25% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2007.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a SX/EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs.  The SX/EW facility has an annual capacity of 21,900 tons of copper cathodes.

The La Caridad SX-EW plant has nine irrigation systems for the dumps and two PLS dams, a container of heads that permits the combination of the solutions of both dams and feeds the SX/EW plant with a more homogenous concentration.  The plant has three trains of solvent extraction with a nominal capacity of 2,070 cubic meters per hour and 94 electrowinning cells distributed in one single electrolytic bay.  The plant has a daily production capacity of 62 tons of copper cathodes with 99.999% purity.

Processing Facilities — La Caridad

Our La Caridad complex includes a smelter, an electrolytic copper refinery, a precious metal refinery and a copper rod plant.  The distance between this complex and the La Caridad mine is approximately 24 kilometers.

Smelter

Copper concentrates from both Cananea and La Caridad are shipped by rail to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity.  Sulfur dioxide off-gases collected from the flash furnaces and converters are processed into sulfuric acid, at two sulfuric acid plants.  Approximately 2% to 3% of this acid is used by our SX-EW plants and the balance is sold to third parties.

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

Refinery

La Caridad includes an electrolytic copper refinery that uses permanent cathode technology.  The installed capacity of the refinery is 300,000 tons per year.  The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 releaser cells, two cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.99% purity.  Anodic slimes are recovered from the refining process and sent to the slimes treatment plant where additional copper is extracted.  The slimes are then filtered, packed and shipped to the La Caridad precious metals refinery to produce silver and gold.

The operations of the precious metal refinery are divided into two stages: (i) the antimony is eliminated from the slime, and (ii) the slime is dried in a steam dryer.  After this the dried slime is smelted and a gold and silver alloy is obtained, which is known as dore.  The precious metal refinery plant has a hydrometallurgical stage and a pyrometallurgical stage, besides a steam drier, dore molding system Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for silver, one silver ingot molding system, two reactors for obtaining fine gold.  The process ends with the refining of the gold and silver alloy.

Copper Rod Plant

A rod plant at the La Caridad complex was completed in 1998 and reached its full annual operating capacity of 150,000 tons in 1999.  The plant is producing eight millimeter copper rods with a purity of 99.99%.  The rod plant includes a vertical furnace, one retention furnace, one molding machine, one laminating machine, one coiling machine and one coil compacter.

Other facilities include a lime plant with a capacity of 132,000 tons per year; two sulfuric acid plants, one with an annual capacity of 2,625 tons and the second with an annual capacity of 2,135 tons; three oxygen plants, two with a production capacity of 200,000 tons per year and the third, with a capacity of 100,000 tons per year; and two power turbogenerators that use the kiln residual heat from the furnace, the first with a 11.5 megawatt capacity and the second with a 25 megawatt capacity.

The table below sets forth 2007, 2006 and 2005 production information for the La Caridad processing facilities:

		2007	2006	2005
Smelter
Total copper concentrate smelted	(kt)	684.8	724.0	894.7
Anode copper production	(kt)	204.4	242.4	282.4
Average copper content in anode	(%)	99.19	99.28	99.25
Average smelter recovery	(%)	97.55	97.44	97.40
Sulfuric acid production	(kt)	674.3	670.5	833.4
Refinery
Refined cathode production	(kt)	173.3	200.4	233.7
Refined silver production	(000 kg)	110.1	131.0	142.5
Refined gold production	(Kg)	544	722	817
Rod Plant
Copper rod production	(kt)	96.6	96.6	113.2

		2007	2006	2005
Sales data:
Copper concentrate	(kt)	—	—	22.7
Average realized price copper concentrates	($ per lb)	—	—	1.73
Average realized price copper rod	($ per lb)	3.24	3.11	1.75
Average premium copper rod	($ per lb)	0.07	0.08	0.07
Average realized price gold	($ per ounce)	660.57	596.83	442.92
Average realized price silver	($ per ounce)	13.04	11.58	7.40
Average realized price sulfuric acid	($ per ton)	47.66	41.86	35.52

Key:        kt = thousand tons

MEXICAN IMMSA UNIT

Our IMMSA unit (underground mining poly-metallic division) operates five underground mining complexes situated in central and northern Mexico and produces zinc, lead, copper, silver, gold and has a coal mine.  These complexes include industrial processing facilities for zinc, lead, copper and silver.  All of IMMSA’s mining facilities employ exploitation systems and conventional equipment.  We believe that all the plants and equipment are in satisfactory operating condition.  IMMSA’s principal mining facilities include Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco.

The table below sets forth 2007, 2006 and 2005 production information for our Mexican IMMSA unit:

		2007	2006	2005
Average annual operating days(*)		290	323	311
Total material mined and milled	(kt)	3,863	4,407	4,618
Zinc average ore grade	(%)	3.62	3.56	3.58
Zinc concentrate	(kt)	222.8	252.1	264.3
Zinc concentrate average grade	(%)	54.32	54.17	54.33
Zinc average recovery	(%)	86.47	87.06	86.80
Lead average ore grade	(%)	0.65	0.57	0.58
Lead concentrate	(kt)	39.1	38.9	38.5
Lead concentrate average grade	(%)	49.53	49.06	50.71
Lead average recovery	(%)	77.09	76.32	72.70
Copper average ore grade	(%)	0.39	0.41	0.44
Copper concentrate	(kt)	36.9	46.4	56.4
Copper concentrate average grade	(%)	24.51	22.72	22.68
Copper average recovery	(%)	59.52	59.09	62.32

kt = thousand tons

(*) Weighted average annual operating days based on total material mined and milled in the five mines: Charcas, San Martin, Taxco, Santa Barbara, and Santa Eulalia.

Charcas

The Charcas mining complex is located 111 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico.  Charcas is connected to the state capital by a paved highway of 130 kilometers.  14 kilometers from the southeast of the Charcas complex is the “Los Charcos” railroad station which connects with the Mexico-Laredo railway.  Also, a paved road connects Charcas to the city of Matehuala via a federal highway and begins at the northeast of the Charcas town site.  The complex includes three underground mines (San Bartolo, Rey-Reina and La Aurora) and one flotation plant that produces zinc, lead and copper concentrates, with significant amounts of silver.  The Charcas mining district was discovered in 1573 and operations in the 20th century began in 1911.  The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery.  The Charcas mine is now Mexico’s largest producer of zinc.

The Charcas complex’s equipment includes eleven jumbo drilling tools, nineteen scoop trams for mucking and loading, four trucks and three locomotives for internal ore haulage and three hoists.  In addition, the mill has one primary crusher, one secondary crusher and two tertiary crushers, four mills and three flotation circuits.

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

Mine exploration

In Charcas, 16,466 meters of diamond drilling were executed from underground stations and 28,568 tons from surface.  With this drilling, 2,115,557 tons were added to the reserve base in 2007.

The table below sets forth 2007, 2006 and 2005 production information for our Charcas mine:

		2007	2006	2005
Annual operating days	(days)	324	323	324
Total material mined and milled	(kt)	1,259	1,343	1,328
Zinc average ore grade	(%)	5.46	5.37	5.68
Zinc concentrate	(kt)	112.4	117.8	123.6
Zinc concentrate average grade	(%)	56.91	56.90	57.11
Zinc average recovery	(%)	93.14	92.97	93.59
Lead average ore grade	(%)	0.32	0.20	0.29
Lead concentrate	(kt)	7.6	4.6	6.0
Lead concentrate average grade	(%)	33.70	27.14	36.75
Lead average recovery	(%)	63.78	45.86	56.14
Copper average ore grade	(%)	0.22	0.21	0.20
Copper concentrate	(kt)	4.2	4.2	2.9
Copper concentrate average grade	(%)	26.17	26.08	27.62
Copper average recovery	(%)	40.07	38.16	30.36

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

Santa Barbara

The Santa Barbara mining complex is located approximately 26 kilometers southwest of the city of Hidalgo del Parral in southern Chihuahua, Mexico.  The area can be reached via paved road from Hidalgo del Parral, a city on a federal highway.  Chihuahua, the state capital is located 250 kilometers north of the Santa Barbara complex.  Additionally, El Paso on the Texas border is located 600 kilometers north of Santa Barbara.  Santa Barbara includes three main underground mines (San Diego, Segovedad and Tecolotes) and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver.  Gold-bearing veins were discovered in the Santa Barbara district as early as 1536.  Mining activities in the 20th century began in 1913.

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

The major mine equipment at Santa Barbara includes fifteen jumbo drilling tools, two Simba drilling tools, thirty-six scoop trams, twelve trucks and eleven locomotives for internal ore haulage, seven trucks for external haulage and six hoists.  For treating the ore, there are four primary jaw crushers, one secondary crusher and two tertiary crushers, three mills and three flotation circuits.  The concentrator plant has a milling capacity of 6,000 tons of ore per day.

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

The Santa Barbara district has mineralization to indicate that it will continue to be a significant producer of lead, copper and zinc for decades.  The full potential of the district has not yet been defined, but the area seems to justify an increase in exploration.

Mine Exploration:

In Santa Barbara, 16,882 meters were drilled from underground stations and 5,323 meters from the surface in 2007.  The measured resource developed was 1,208,560 tons.

The table below sets forth 2007, 2006 and 2005 production information for our Santa Barbara mines:

		2007	2006	2005
Annual operating days	(days)	326	326	328
Total material mined and milled	(kt)	1,450	1,484	1,487
Zinc average ore grade	(%)	2.18	2.11	2.28
Zinc concentrate	(kt)	48.6	48.6	54.2
Zinc concentrate average grade	(%)	53.94	54.38	53.99
Zinc average recovery	(%)	82.82	84.50	86.33
Lead average ore grade	(%)	0.85	0.86	0.92
Lead concentrate	(kt)	19.5	20.1	20.5
Lead concentrate average grade	(%)	52.40	54.11	55.43
Lead average recovery	(%)	83.02	85.20	83.24
Copper average ore grade	(%)	0.53	0.52	0.50
Copper concentrate	(kt)	15.1	14.3	14.3
Copper concentrate average grade	(%)	29.81	30.20	29.39
Copper average recovery	(%)	58.49	56.10	56.45

kt = thousand tons

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico, approximately 101 kilometers southeast of the city of Durango and nine kilometers east of the Durango State boundary.  Access to the property is via a federal highway between the cities of Durango and Zacatecas.  A paved six kilometer road connects the mine and town of San Martin with the highway.  The city of Sombrerete is about 16 kilometers east of the property. The complex includes an underground mine and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver.  The mining district in which the San Martin mine is located was discovered in 1555.  Mining operations in the 20th century began in 1949.  San Martin lies in the Mesa Central between the Sierra Madre Occidental and the Sierra Madre Oriental.

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

The major mine equipment at San Martin includes eight jumbo drilling tools, thirteen scoop trams, nine trucks and three hoists.  For treating the ore, there are two primary jaw crushers, two secondary crushers and one tertiary crusher, two mills and three flotation circuits. The concentrator plant has a mill capacity of 4,400 tons of ore per day.

Geology

San Martin lies in the Central Mesa between two major geologic provinces, Sierra Madre Occidental and Sierra Madre Oriental.  The main sedimentary rock-formation in the San Martin district is the Upper Cretaceous Age Cuesta del Cura limestone.  The formation is an interlayered sequence of shallow marine limestone and black chert, and it is overlain by Indura formation which outcrops at the foot of the topographic heights of the Cuesta del Cura formation.  It consists mainly of alternating shales and fine-

grained clayed limestones in ten to thirty centimeter thick layers.

The district’s most important mineral deposits are replacement veins and bodies generated in the skarn by Cerro de la Gloria granodiorite intrusion.  An extensive zone of skarn west of the intrusive, hosts the San Marcial, Ibarra and Gallo-Gallina main ore veins, which appear at the surface for distances of up to 1,000 meters, with thicknesses of 40 centimeters to four meters, paralleling the intrusive contact.  In the central part of the deposit there is a horizontal zoning with respect to the contact of the intrusive with high values of silver and copper.  In the top of the deposit there is mostly lead and zinc.  In the northeast/east over concentric structures to the intrusive there is an increment of lead, zinc and silver in the skarn.  Economic ore is found as replacement ore bodies between the main veins as massive and disseminated sulfides with widths from eight meters up to 200 meters.  These bodies consist mostly of chalcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS), bornite (Cu5FeS4), tetrahedrite (CuFe12Sb4S13), native silver (Ag), pyrrite (FeS), arsenopyrite (FeAsS) and stibnite (Sb2S3).  Molybdenum and tungsten are found in little portions in the skarn near the contact associated with the calcite.

Mine Exploration

A total of 15,895 meters of diamond drilling were executed in San Martin in 2007, 4,117 meters from underground and 11,778 meters from surface.  A total measured resource of 2,091,964 tons has been developed.

The table below sets forth 2007, 2006 and 2005 production information for our San Martin mines:

			2007	2006	2005
Annual operating days	(days)	(1)	171	239	301
Total material mined and milled	(kt)		625	926	1,231
Zinc average ore grade	(%)		1.76	2.17	2.03
Zinc concentrate	(kt)		16.0	29.9	36.7
Zinc concentrate average grade	(%)		51.68	51.45	51.11
Zinc average recovery	(%)		75.16	76.67	75.25
Lead average ore grade	(%)		0.18	0.21	0.20
Lead concentrate	(kt)		1.1	2.6	2.4
Lead concentrate average grade	(%)		32.26	34.02	31.60
Lead average recovery	(%)		32.96	44.65	29.16
Copper average ore grade	(%)		0.69	0.71	0.80
Copper concentrate	(kt)		17.6	27.9	39.2
Copper concentrate average grade	(%)		19.59	18.38	19.87
Copper average recovery	(%)		80.21	77.89	79.05

kt = thousand tons

(1) There were 136 and 77 days of strikes in 2007 and 2006, respectively. As a consequence San Martin lost 6,078 tons of zinc in concentrates, 477 tons of lead in concentrates and 2,237 tons of copper in concentrates in 2007.

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

The district of Santa Eulalia is connected to the city of Chihuahua by a paved road (highway no. 45); at a distance of ten kilometers there is a paved detour to Aquiles Serdan and Francisco Portillo (also known as Santo Domingo) where the Company’s offices and the Buena Tierra mine are located. Access to the Buena Tierra mine and San Antonio mine is through an 11 kilometer unpaved road.

The Santa Eulalia mine suspended operations from October 2000 to December 2004, during which time rehabilitation work was completed at the San Antonio shaft and pipes were installed to expand the pumping capacity to 10,500 gallons per minute.  In January 2005, operations restarted at the Santa Eulalia mine, with a production plan for 230,900 tons.  The flotation plant, at which lead and zinc concentrates are produced, has a capacity of 1,500 tons of ore per day.  The lead concentrate is treated at a third party refinery, and the zinc concentrate is treated at our San Luis Potosi zinc refinery.

Major mine equipment at the Santa Eulalia mine includes five Jumbo drilling tools, nine scoop trams for mucking and loading, two trucks and two hoists.  For treating the ore, there are one primary crusher, one secondary crusher and one tertiary crusher, two mill crushers, one mill and two flotation circuits.  The concentrator plant has a milling capacity of 1,450 tons of ore per day.

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

In the district there are several systems of fractures and faults associated with the emplacement of felsitic and maphic intrusives.  The most important controller of the ore bodies are the north-south fractures.

The mineralization corresponds in its majority to ore skarns — silicoaluminates of calcium, iron and manganese with variable quantities of lead, zinc, copper and iron sulfides, located in the planes of crossings in the interstices of the silicates.

Economic ore is found as replacement in the Limestone Glen Rose in the contact with dikes and sills and replacements in diabase sills.  The mineralogy is comprised predominantly of sphalerite (ZnS), galena (PbS) and small quantities of pyrargyrite (Ag3SbS3).

Mine Exploration

At Santa Eulalia, in 2007, 7,211 meters were drilled from underground stations and 3,392 meters from the surface.  An additional measured resource of 138,400 tons was developed.

The table below sets forth 2007, 2006 and 2005 production information for our Santa Eulalia mine:

		2007	2006	2005
Annual operating days	(days)	326	326	329
Total material mined and milled	(kt)	281	244	210
Zinc average ore grade	(%)	6.60	6.95	8.08
Zinc concentrate	(kt)	28.1	26.1	24.8
Zinc concentrate average grade	(%)	50.23	51.19	51.73
Zinc average recovery	(%)	76.14	78.75	75.68
Lead average ore grade	(%)	2.24	2.04	1.89
Lead concentrate	(kt)	8.5	7.1	4.6
Lead concentrate average grade	(%)	61.10	56.17	60.32
Lead average recovery	(%)	82.35	80.13	69.75

kt = thousand tons

Taxco

The Taxco mining complex is located on the outskirts of the city of Taxco in the northern part of Guerrero State, Mexico, approximately 71 kilometers from the city of Cuernavaca, Morelos, where access through the highway to the complex is possible.  The complex includes several underground mines (San Antonio, Guerrero and Remedios) and a flotation plant and produces lead and zinc concentrates, with some amounts of gold and silver.  The mining district in which the Taxco mines are located was discovered in 1519.  Mining activities in the 20th century commenced in 1918.  The Taxco district lies in the northern part of the Balsas-Mexcala basin adjacent to the Paleozoic Taxco-Zitacuaro Massif.

IMMSA employs shrinkage, cut-and-fill and the room and pillar mining methods at the Taxco mines.  The flotation plant has a capacity of 2,000 tons of ore per day.  The lead concentrate is treated at a third party refinery in Mexico.  The zinc concentrate is either treated at the San Luis Potosi zinc refinery or exported.

The major mine equipment at the Taxco complex include four Jumbo drilling tools, ten scoop trams for mucking and loading, five trucks and three locomotives for internal ore haulage and three hoists. For treating the ore, there are two primary crushers, one secondary crusher and two tertiary crushers, three mills and two flotation circuits.  The concentrator plant has a milling capacity of 2,000 tons of ore per day.

Geology

The Taxco district is stratigraphically formed of rocks from Jurassic to recent periods, which are described below, with emphasis on the mineralization control characteristics.  The Taxco schist is composed of a series of schists and fylites, most likely from a volcanic-sedimentary sequence of tufa and limonites.  They represent a sequence of metamorphological arch and its age has been defined as Jurassic Medium. The Morelos formation from the Upper Cretaceous age (Apian-Turonian) lies on a discordant form over Taxco schist and its contact is several times marked by a clay zone (mylonites) and breccia, which implies a shifting of this unit over the schist (packs).  The Mezcala formation is constituted by a sequence of shale and sandstone with some inter-stratified layers of limestone.  Its base is calcarean.  Its top tends to be rich in clay with thin limestone layers.  The Balsas group, which is constituted by conglomerates and is sandy on its base, rests in discordance form on an erosioned surface from the Mexcala formation.  The Tilzapotla Ryolite is the newest rock, which emerged in the district before the alluvial deposit.  It is formed of flux, breccia, tuffaceous, ignimbrites and vitrophyrre of ryolite composition.

There are four types of ore deposits found in Taxco district.  In order of importance they are as follows: fissure-filling veins, replacement veins, blanket-like replacement bodies (so called “mantos”), stock works and brecciate chimneys.  The three first ones are intimately related and they were formed in the same era, although in different stages.

The veins reach up to two kilometers in length with a variable potency of thirty centimeters up to eight meters, which is the case of copper veins at the mines of Guerrero, Hueyapa and Palo Amarillo at the San Antonio mine; the Remedios mine has among other veins, El Muerto and El Cristo reaching one kilometer in length and five meters in average potency.

Economic ore is found in the deposit in veins. Ore mineral include argentiferous galena (PbS), sphalerite (ZnS), pyrargyrite (Ag3SbS3), and other sulfosalts, and replacement “mantos.”  The most mineralized zones are in the vicinity of the veins with the limestone.  The mineralization is more intensive in the base of the limestone and consists of sphalerite (ZnS), galena (PbS), pyrite (FeS) and magnetite (FeOFe2O3).

Mine Exploration

The drilling in this property was 4,197 meters from underground stations.  No measured resources were added to the reserve base in 2007 as strike activity prevented this.

The table below sets forth 2007, 2006 and 2005 production information for our Taxco mine:

			2007	2006	2005
Annual operating days	(days)	(1)	171	323	215
Total material mined and milled	(kt)		248	411	363
Zinc average ore grade	(%)		4.08	4.0	3.92
Zinc concentrate	(kt)		17.7	29.7	25.0
Zinc concentrate average grade	(%)		47.83	48.35	48.66
Zinc average recovery	(%)		83.77	87.29	85.51
Lead average ore grade	(%)		0.56	0.65	0.80
Lead concentrate	(kt)		2.4	4.6	5.1
Lead concentrate average grade	(%)		43.69	46.16	48.24
Lead average recovery	(%)		74.97	79.24	85.03

kt = thousand tons

(1) There were 136 days of strike in 2007. As a result it is estimated that Taxco lost 5,531 tons of zinc in concentrates and 873 tons of lead in concentrates.

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico.  The San Luis Potosi copper smelter is adjacent to the refinery.  The city of San Luis Potosi is connected to our refinery and smelter by a major highway and our refinery and smelter are connected to each other by paved roads.

Smelter

The San Luis Potosi copper smelter has been in operation since 1925 and has gone through several phases of modernization, principally over the last ten years.  The smelter presently has the capacity to process 230,000 tons of copper concentrate per year.

The plant operates one blast furnace (with a second on stand-by) that smelts incoming materials, mainly copper concentrates and copper by-products from lead plants, to produce a copper matte.  The copper matte is then treated in one of the two Pierce Smith converters, producing copper blister (95.7% copper), which in 2007 contained approximately 1.5 ounces of gold and 397 ounces of silver per ton of copper blister produced.  Of a total copper concentrate intake of 48,107 tons in 2007, approximately 80% was supplied by the IMMSA unit’s mines and the remaining amount was smelted under toll arrangements with third parties.  All of the blister production is sold to third party refineries throughout the world.

The San Luis Potosi copper smelter’s equipment include two yard locomotives, two drag-shovels, twenty dump cars and six mechanic front loaders for the furnace charge mixing. Smelting and conversion equipment include three blast furnaces, two Pierce Smith converter furnaces, two molding furnaces, six electric front loaders, six towing units, three narrow way locomotives, two bridge cranes, two 7-ton cranes and three hoists.  Venting system equipment includes nine fans with different capacities and two filtering bag houses.  This plant has a smelting capacity of 24,000 tons of blister copper per year.

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

The table below sets forth 2007, 2006 and 2005 production information for our San Luis Potosi copper smelter:

		2007	2006	2005
Total copper concentrate smelted	(kt)	48.1	48.1	50.2
Blister copper production	(kt)	20.8	20.2	21.3
Silver in blister	(oz. per ton)	397	460	400
Gold in blister	(oz. per ton)	1.5	1.6	1.0
Copper average grade in blister	(%)	96.06	96.75	98.17
Average smelter recovery	(%)	97.18	98.13	96.89
Average realized price copper blister	($per pound)	3.35	3.51	1.83

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

The electrolytic zinc refinery’s major equipment includes a roaster with a capacity of 85 m2 of roasting area, a steam recovery boiler and an acid plant.  There is a calcinea processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.  Additionally, the equipment includes a cell house with two electrowinning circuits to finally obtain metallic zinc; an alloy and molding area with two induction furnaces and four molding systems, two of them with chains to produce 25 kilogram ingots; and two casting wheels to manufacture one ton Jumbo pieces.  This refinery has a production capacity of 104,000 tons of refined zinc per year.

The table below sets forth 2007, 2006 and 2005 production information for our San Luis Potosi zinc refinery:

		2007	2006 (1)	2005
Total zinc concentrate treated	(kt)	180.7	118.0	166.8
Refined zinc produced	(kt)	90.9	45.3	101.5
Sulfuric acid produced	(kt)	165.1	98.5	176.3
Refined silver produced	(kt)	10.0	9.2	14.6
Refined gold produced	(k)	3.8	7.0	4.0
Refined cadmium produced	(kt)	0.6	0.4	0.7
Average refinery recovery	(%)	94.0	73.35	94.57
Average realized price refined zinc	($ per lb)	1.46	1.67	0.64
Average realized price zinc concentrate	($ per lb)	1.57	1.46	0.64
Average realized price silver	($ per oz)	13.02	11.45	7.19

kt = thousand tons

(1) Some production was lost due to a fire at the refinery in the first quarter of 2006.

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex, which began operations in 1924, is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It includes a) an underground coal mine, which has been closed as a result of a gas explosion in February 2006; b) an open pit mine with a yearly capacity of approximately 350,000 tons of coal; c) a coal washing plant completed in 1998 with a capacity of 900,000 tons per year that produces clean coal of a higher quality; and d) a re-engineered and modernized 21 coke oven facility capable of producing 105,000 tons of coke (metallurgical, nut and fine) per year of which 95,000 tons are metallurgical coke.  There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered.  There are also boilers to produce 80,000 steam pounds that are used in the by-products plant.  The re-engineering and modernization of 21 ovens was completed in April 2006 and it is presently operating with no problems to report.

At present, the coke oven installation supplies the San Luis Potosi copper smelter with low-cost coke, resulting in significant cost savings to the smelter.  The surplus production is sold to Peñoles and other Mexican consumers in northern Mexico.  We expect to sell 63,670 tons of metallurgical coke in 2008.

Exploration:

At Nueva Rosita, 59,446 meters of diamond drilling were done at the Guayacan, Esperanza, Obayos and El As areas.  Through this drilling we identified approximately 29 million tons of in-situ mineralized materials at Esperanza and approximately 12 million tons at Guayacan.  The drilling at Obayos is still in a preliminary stage and at El As the drilling results indicated an absence of significant resources.  There was no drilling activity at Esperanza and Obayos in 2007.

The table below sets forth 2007, 2006 and 2005 production information for our Nueva Rosita coal and coke complex:

		2007	2006	2005
Coal mined - underground mine	(kt)	—	29.4	257.0
Coal mined - open pit	(kt)	97.4	185.9	407.1
Total coal mined	(kt)	97.4	215.3	664.1
Average BTU content	BTU/Lb	9,054.9	9,720.0	10,017.2
Average percent sulfur	%	1.78	0.80	1.02
Clean coal produced	(kt)	55.8	52.8	181.0
Coke tonnage produced	(kt)	63.4	55.7	44.4
Average realized price coal	($ per ton)	29.01	25.49	24.41
Average realized price arsenic clean coal	($ per ton)	—	47.07	62.83
Average realized price coke	($ per ton)	197.0	222.35	197.99

kt = thousand tons

In the Pasta de Conchos mining complex within the mine there are five continuous mining circuits, six transporting cars, two locomotives, one long wall equipment and a cutting machine.  There is also a hoist to transport materials inside the unit; a breaker in the surface to feed the washing plant; and a set of 21 coke ovens with a capacity of 100,000 coke tons per year.  There is a by-product plant to clean the coke gas in which tar, ammonium sulfate and light crude oil are recovered.  There are also two boilers which produce 80,000 steam pounds that are used in the by-products plant.

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

Our Peruvian operations, including the Toquepala and Cuajone reserves, are classified into proven (measured), probable (indicated) and possible (inferred) categories based on a RCB Index (Relative Confidence Bound Index) that measures our level of geologic knowledge and confidence in each block.  The RCB index is a measure of relative confidence in the block grade estimate.  This approach combines the local variability of the composites used to krig a block with the Kriging variance and incorporates the use of confidence intervals in measuring uncertainty of the block estimates relative to each other.  The final resource classification is then based on the distribution of these RCB values for blocks above 0.05% copper.  It is the distribution that is used to find the breaks between proven/probable and probable/possible.

In December 2006, we announced a significant increase in ore reserves at our Peruvian mines.  Using a 90 cent per pound copper price assumption, ore reserves increased 83% in Toquepala and 8% in Cuajone.  The metal content has increased by 61% in Toquepala and 22% in Cuajone, extending the life of the Toquepala mine by 23 years and the life of the Cuajone mine by three years.

Our Mexican operations, including the Cananea and La Caridad reserves, are calculated using a mathematical block model and applying the Mine-Sight software system. The estimated grades per block are classified as proven and probable.  These grades are calculated applying a three-dimensional interpolation procedure and the inverse distance squared.  Likewise, the quadrant method or spherical search is implemented in order to limit the number of composites that will affect the block’s interpolated value.  The composites data is derived from the geological exploration of the ore body.  In order to classify the individual blocks in the model, a thorough geostatistical variogram analysis is conducted, taking into consideration the principal characteristics of the deposit.  Based on this block model classification, and with the implementation of the Lerch-Grossman algorithm, and the Mine-Sight Pit Optimizer procedure, mineable reserves are determined.  The calculated proven and probable reserves include those blocks that are economically feasible to mine by open pit method within a particular mine design.

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.664 per pound for copper and $28.987 per pound for molybdenum, both current prices as of December 31, 2007.  The current prices for copper and molybdenum were $2.020 and $24.315 as of December 31, 2006 and $1.261 and $17.817 as of December 31, 2005.

For planning purposes our management uses long-term metals price assumptions for copper and molybdenum.  These prices are intended to approximate average prices over the long term. Starting December 31, 2007 these price assumptions were changed to $1.20 per pound for copper and $9.00 per pound for molybdenum.  Average metal prices over the last 10 and 15 year periods and the continued positive outlook for these metals have led us to reappraise our view of prices.  In prior years, we used metals price assumptions of $0.90 per pound for copper and $5.00 per pound for molybdenum.

For the years 2007, 2006 and 2005, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets; for the years prior to 2006 the same reserve calculation was used to determine the amount of mine stripping that was capitalized and units of production amortization of capitalized mine stripping.

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

For more information regarding our reserve estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies and Estimates—Ore Reserves.”

The table below details our proven and probable copper and molybdenum reserves as estimated at December 31, 2007.

							Sensitivity to
							Change in metals
	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN	prices (3)
	Cuajone	Toquepala	Cananea	La Caridad	OPEN-PIT	IMMSA UNIT	Increase	Decrease
	Mine (1)	Mine (2)	Mine (1)	Mine (1)	MINES	IMMSA (2)	20%	20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.664	2.664	2.664	2.664	2.664	2.664	3.197	2.132
Molybdenum ($/lb.)	28.987	28.987	28.987	28.987	28.987	28.987	34.785	23.19
Cut-off grade	0.134%	0.133%	0.126%	0.120%	0.128%	—	0.105%	0.164%
Sulfide ore reserves (thousands of tons)	2,404,338	4,373,291	6,266,637	3,901,828	16,946,094	44,914	18,267,976	14,428,996
Average grade:
Copper	0.522%	0.443%	0.394%	0.226%	0.386%	0.46%	0.370%	0.419%
Molybdenum	0.019%	0.021%	—	0.029%	0.023%	—	0.023%	0.023%
Lead	—	—	—	—	—	0.95%	—	—
Zinc	—	—	—	—	—	3.08%	—	—
Leachable material (thousands of tons)	19,448	1,597,583	1,723,662	983,286	4,323,979	—	4,125,465	5,036,844
Leachable material grade	0.452%	0.056%	0.132%	0.101%	0.098%	—	0.079%	0.133%

Waste (thousands of tons) (5)	7,054,709	13,011,062	6,663,738	1,136,333	27,865,842	—	28,808,852	25,819,957
Total material (thousands of tons)	9,478,495	18,981,936	14,654,037	6,021,447	49,135,915	—	51,202,293	45,285,797
Stripping ratio	2.94	3.34	1.34	0.54	1.90	—	1.80	2.14

Leachable material
Reserves in stock (thousands of tons)	20,701	940,502	704,587	513,291	2,179,081	—	2,179,081	2,198,406
Average copper grade	0.482%	0.143%	0.127%	0.252%	0.167%	—	0.167%	0.168%

In pit reserves (thousands of tons)	19,448	1,597,583	1,723,662	983,286	4,323,979	—	4,125,465	5,036,844
Average copper grade	0.452%	0.056%	0.132%	0.101%	0.098%	—	0.079%	0.133%

Total leachable reserves (thousands of tons)	40,149	2,538,085	2,428,249	1,496,577	6,503,060	—	6,304,546	7,235,250
Average copper grade	0.467%	0.088%	0.130%	0.153%	0.121%	—	0.110%	0.144%
Copper contained in ore reserves (thousand of tons) (4)	12,639	20,268	26,966	9,811	69,684	207	70,786	67,120

(1)                    The Cuajone, Toquepala, Cananea and La Caridad concentrator recoveries calculated for these reserves were 86.3%, 86.7%, 81.0% and 83.0%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)                    The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,383 and 427 thousand tons, respectively.

(3)                    In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2007.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.  The analysis above does not include our IMMSA unit’s underground mines, for which the sensitivity analysis is as follows:

	Sensitivity to 20% Change in Metals Prices
	Increase 20%	Decrease 20%
Sulfide ore reserves (thousands of tons)	46,175	41,928
Average grade copper	0.46%	0.48%
Copper contained (thousands of tons)	212	201

(4)                      Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade plus (ii) the product of in-pit leachable reserves and the average copper grade.  Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

(5)                      At the Cuajone mine, waste includes 744,731 thousand tons of low grade sulfur material.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves:

As of December 31, 2007	Proven	Probable
	(average spacing in meters)
Cuajone	82.55	120.51
Toquepala	81.85	116.97
Cananea	51.96	100.94
La Caridad	47.40	97.40

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2007 calculated based on long-term price assumptions of, $1.20 for copper and $9.00 for molybdenum.

					Total
	Cuajone	Toquepala	Cananea	La Caridad	Open-Pit
	Mine	Mine	Mine	Mine	Mines	IMMSA (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	$1.200	$1.200	$1.200	$1.200	$1.200	$1.20
Molybdenum ($/lb.)	$9.00	$9.00	$9.00	$9.00	$9.00	$9.00
Cut-off grade	0.318%	0.348%	0.312%	0.270%	0.318%	—
Sulfide ore reserves (thousands of tons)	1,594,589	1,940,206	2,511,484	932,191	6,978,470	40,781
Average grade:
Copper	0.566%	0.598%	0.577%	0.348%	0.550%	0.49%
Molybdenum	0.020%	0.036%	—	0.026%	0.028%	—
Lead	—	—	—	—	—	0.97%
Zinc	—	—	—	—	—	3.08%
Leachable material
(thousands of tons)	10,902	2,117,946	1,670,689	1,189,125	4,988,662	—
Leachable material grade	0.584%	0.195%	0.267%	0.161%	0.212%	—
Waste (thousands of tons)	3,757,014	7,709,984	3,939,387	425,261	15,831,646	—
Total material (thousands of tons)	5,362,505	11,768,136	8,121,560	2,546,577	27,798,778	—
Stripping ratio	2.36	5.07	2.23	1.73	2.98	—

Leachable material
Reserves in stock (thousands of tons)	20,701	940,502	704,587	513,291	2,179,081	—
Average copper grade	0.482%	0.143%	0.127%	0.252%	0.167%	—
In-pit reserves (thousands of tons)	10,902	2,117,946	1,670,689	1,189,125	4,988,662	—
Average copper grade	0.584%	0.195%	0.267%	0.161%	0.212%	—
Total Leachable reserves (thousands of tons)	31,603	3,058,448	2,375,276	1,702,416	7,167,743	—
Average copper grade	0.517%	0.179%	0.225%	0.188%	0.198%	—
Copper contained in ore reserves (thousands of tons) (2)	9,089	15,732	18,952	5,159	48,932	200

(1)                      The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,313 and 396 thousand tons, respectively.

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

The following stages are identified at the Cuajone, Toquepala, Cananea and La Caridad mines:

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

4.               In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

Tonnage and grade reconciliation for 2007 are as follows:

	Long Range Model		Mill		Variance
	Tons		Tons		Tons
Mine	(thousands)	% Copper	(thousands)	% Copper	(thousands)	% Copper
Cuajone	29,032	0.731	28,310	0.755	722	(0.024)
Toquepala	22,131	0.735	20,843	0.760	1,288	(0.025)
Cananea	23,656	0.626	23,554	0.590	102	0.036
La Caridad	30,319	0.403	30,970	0.409	651	0.006

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

Item 3. Legal proceedings

Reference is made to the information under the caption “Litigation Matters” in the Consolidated Combined Financial Statement Note 14 “Commitments and Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders.

None

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of January 31, 2008 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	54	Chairman of the Board and Director
Oscar Gonzalez Rocha	69	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	61	President, Chief Executive Officer of Southern Copper Minera Mexico, Chief Operating Officer of SCC and Director
Genaro Guerrero Diaz Mercado	48	Vice President, Finance and Chief Financial Officer
Armando Ortega Gomez	47	Vice President, Legal, General Counsel, Secretary and Director
Jose N. Chirinos Fano	66	Comptroller
Mario Vinageras Barroso	52	Vice President, Commercial
Vidal Muhech Dip	67	Vice President, Projects
Remigio Martinez Müller	64	Vice President, Explorations

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999, Chief Executive Officer from December 1999 to October 2004 and as a member of the Board of Directors since November 1999.  He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994.  Mr. Larrea has been Chairman of Americas Mining Corporation (holding) since 2003 and was its Chief Executive Officer from 2003 to September 6, 2007.  Mr. Larrea has been Chairman of the Board of Directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997.  Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the Board of Directors since 1981.  He is also Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (holding), Compañia Perforadora Mexico, S.A. de C.V., (drilling company), Mexico Compañia Constructora, S.A. de C.V. (construction company) and Fondo Inmobiliario (real estate company), since 1992.  He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the company was sold.  He is also a director of Banco Nacional de Mexico, S.A. (Citigroup), which forms part of Grupo Financiero Banamex, S.A. de C.V., Consejo Mexicano de Hombres de Negocios, and Grupo Televisa, S.A.B.

Oscar Gonzalez Rocha has served as our President since December 1999 and our Chief Executive Officer since October 21, 2004.  He has been our Director since November 1999.  Previously, he was our General Director and Chief Operating Officer from December 1999 to October 20, 2004.  He has been a Director of Grupo Mexico since 2002 and General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea S.A. de C.V. from 1990 to 1999.  He was an Alternate Director of Grupo Mexico from 1988 to April 2002.

Xavier Garcia de Quevedo Topete has served as President and Chief Executive Officer of Southern Copper Minera Mexico since September 2001 to date and as our Chief Operating

Officer since April 12, 2005.  He also served as a member of our Board of Directors from November 1999 to the present.  He has been the President and Chief Executive Officer of Americas Mining Corporation since September 7, 2007.  Mr. Garcia de Quevedo initiated his professional career in 1969 with Grupo Mexico.  He was President of Grupo Ferroviario Mexicano S.A. de C.V., and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and General Director of Exploration and Development of Grupo Mexico from 1994 to 1997.  He has been a director of Grupo Mexico since April 2002.  He was also Vice President of Grupo Condumex for eight years.  Mr. Garcia de Quevedo is the Chairman of the Mining Chamber of Mexico.

Genaro Guerrero Diaz-Mercado has served as our Vice President, Finance and Chief Financial Officer since January 2, 2008.  He has held various Treasury functions with Grupo Mexico from 1992 to July 31, 2000.  On August 1, 2000, Mr. Guerrero was transferred to ASARCO, an affiliate Company of Grupo Mexico.  He was the Vice President Finance, Chief Financial Officer and Treasurer of ASARCO until May 3, 2006.  Mr. Guerrero held a key financial role with Southern Peru Limited, a subsidiary of the Company until December 31, 2007.

Armando Ortega Gomez has served as a member of our Board of Directors since August 2002.  Mr. Ortega has been our General Counsel since October 23, 2003, and has served as our Vice President, Legal and Secretary since April 25, 2002.  Previously, he was our Assistant Secretary from July 25, 2001 to April 25, 2002.  He was General Counsel of Grupo Mexico from May 2001 to February 2007.  Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from January 1998 to mid-May 2001, and was a negotiator for international matters for said Ministry from 1988 to May 2001.

Jose N. Chirinos Fano has served as our Comptroller since April 2005 and as our Treasurer from April 2004 to April 2005.  Mr. Chirinos also served as our interim Chief Financial Officer from June to December 2007.  He has been Director of Comptroller and Finance since December 1999.  From January 1994 until April 2005 he was our Assistant Comptroller.  Since January 2004, Mr. Chirinos has been Vice President of Finance and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.  He has held various positions in Accounting, Administration and Finance during his 41 years at our Company.

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

Remigio Martinez Müller has served as our Vice President, Exploration since April 2002.  He has been Corporate Director of Exploration of Grupo Mexico since 2002.  From 1990 to 2001 he was Director of Exploration of Mexicana de Cobre, S.A. de C.V. Mr. Martinez has held several other managerial positions within Grupo Mexico and its predecessor, Asarco Mexicana.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2007, there were 1,104 holders of record of our Common Stock.  SCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  The SCC Common Stock symbol is PCU on the NYSE and PCU1 on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.  Dividends per share and the stock market price have been retroactively adjusted to reflect the stock split.

	2007					2006
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share	$1.7000	$1.5000	$1.6000	$2.000	$6.8000	$1.3750	$1.3750	$1.0000	$1.3750	$5.1250

Stock market Price
NYSE:
High	$75.00	$95.44	$125.17	$141.35	$141.35	$45.58	$52.93	$48.87	$58.12	$58.12
Low	$50.52	$72.64	$84.54	$98.90	$50.52	$34.65	$35.45	$41.49	$44.40	$34.65

BVL:
High	$75.00	$96.30	$125.20	$141.50	$141.50	$45.60	$53.25	$48.75	$57.90	$57.90
Low	$50.30	$72.77	$82.00	$99.50	$50.30	$34.55	$35.50	$42.45	$44.30	$34.55

Shareholder Return Performance Presentation

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s Common Stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2007.  The Company’s Common Stock commenced trading on the New York Stock Exchange on January 5, 1996.  The chart below analyzes the total return on SCC’s Common Stock for the period commencing  December 31, 2002 and ending December 31, 2007, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the five-year period commencing December 31, 2002 and ending December 31, 2007.  In 2003, SCC’s stock provided a positive return of 230.36%, compared to a positive return of 26.38% and 75.91% for the S&P 500 and the S&P Metals and Mining Select Industry Index, respectively.  In 2004, SCC’s stock increased 3.63%, compared to a positive return of 8.99% for the S&P 500 and a positive return of 33.01% for the S&P Metals and Mining Select Industry Index.  In 2005, SCC’s stock return was positive 58.26% compared to 3.00% and 21.23% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively.  In 2006, SCC’s stock ´provided a positive return of 74.99% compared to 13.62% for the S&P 500 and 33.83% for S&P Metals and Mining Select Industry Index.  In 2007, SCC’s stock provided a positive return of 115.34% compared to 3.53% for S&P 500 and 41.71% for S&P Metals and Mining Select Industry Index.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

*                               Total return assumes reinvestment of dividends

**                        The comparison assumes $100 invested on December 31, 2002

The foregoing Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

On January 24, 2008, a dividend of $1.40 per share was announced payable February 29, 2008 to shareholders of record as of February 12, 2008.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

On January 29, 2008, the Company announced an up to $300 million share repurchase program authorized by the Board of Directors.  Under this program the Company may purchase shares from time to time, based on market conditions and other factors.  The repurchase program has no expiration date and may be modified or discontinued at any time.  Any shares acquired will be available for general corporate purposes.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11 - Financing to our Consolidated Combined Financial Statements.

The following table sets forth certain information related to the Equity Compensation Plan Information related to our Shares held as treasury stock for the Directors stock award plan at December 31, 2007:

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
	(a)	(b)	(c)
Directors’ stock award plan	N/A	N/A	128,000

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2007, includes certain information that has been derived from our consolidated combined financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated combined financial statements and notes thereto.

(In millions, except Capital Stock and Financial Ratios, except where noted)

	Year Ended December 31,
Statement of Earnings Data	2007	2006	2005	2004	2003

Net sales	$6,085.7	$5,460.2	$4,089.1	$3,096.7	$1,576.6
Operating income	3,497.4	3,054.3	2,071.0	1,482.4	325.7
Minority interest	(10.2)	(9.3)	(12.5)	(4.7)	(4.3)
Net earnings (loss)	$2,216.4	$2,037.6	$1,400.1	$982.4	$83.5

Per share amounts:
Earnings (loss) basic and diluted	$7.53	$6.92	$4.76	$3.34	$0.28
Dividends paid	$6.80	$5.13	$2.90	$0.65	$0.16

	As of December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
Cash and cash equivalents	$1,409.3	$1,022.8	$876.0	$710.7	$351.6
Total assets	6,580.6	6,376.4	5,687.6	5,319.2	4,491.0
Total long-term debt, including current portion	1,449.8	1,528.1	1,172.1	1,330.3	1,671.2
Total liabilities	2,715.8	2,695.8	2,348.8	2,494.3	2,385.9
Total stockholders’ equity	$3,848.1	$3,666.6	$3,326.1	$2,813.6	$2,022.7

	Year Ended December 31,
Statement of Cash Flows	2007	2006	2005	2004	2003
Cash provided from operating activities	$2,703.5	$2,059.4	$1,663.5	$1,172.4	$64.8
Depreciation, amortization and depletion	327.9	275.1	277.2	192.6	177.1
Cash used for investing activities	(246.0)	(725.3)	(435.9)	(219.5)	(59.7)
Capital expenditures	(315.7)	(455.8)	(470.6)	(228.3)	(64.9)
Cash (used for) provided from financing activities	(2,088.3)	(1,164.4)	(1,064.4)	(540.6)	185.6
Dividends paid	(2,002.3)	(1,509.1)	(853.9)	(191.4)	(45.4)

	Year Ended December 31,
Capital Stock (1)	2007	2006	2005	2004	2003
Common shares outstanding – basic (in thousands)	294,466	294,461	294,456	294,448	294,440
Common shares outstanding – diluted (in thousands)	294,466	294,461	294,456	294,448	294,450
NYSE Price – High	$141.35	$58.12	$35.30	$27.05	$24.43
NYSE Price – Low	$50.52	$34.65	$20.82	$13.27	$7.21
Book value per share	13.07	12.45	11.30	9.56	6.87
P/E ratio	14.05	7.79	7.04	7.08	83.11

(1)                      Number of shares and values per share has been adjusted to reflect the 2006 stock split.

	Year Ended December 31,
Financial Ratios	2007		2006		2005		2004		2003
Gross margin (2)	59.7%		58.0%		53.2%		50.7%		25.8%
Operating income margin (3)	57.5%		55.9%		50.6%		47.9%		20.7%
Net margin (4)	36.4%		37.3%		34.2%		31.7%		5.3%
Current assets to current liabilities	2.84		2.84		2.15		1.70		1.88
Net debt (5)/total Capitalization (6)	1.0%		12.1%		8.2%		18.0%		39.5%
Ratio of Earnings to Fixed charges (7)	25.4	x	27.2	x	17.8	x	12.6	x	2.7	x

(2)                      Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.

(3)                      Represents operating income divided by sales as a percentage.

(4)                      Represents net earnings divided by sales as a percentage.

(5)                      Net debt is defined as total debt minus cash and cash equivalents balance.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Combined Financial Statements as of and for each of the years in the three-year period ended December 31, 2007.  Effective April 1, 2005, Southern Copper Corporation acquired substantially all of the outstanding common stock of Minera Mexico.  The acquisition was accounted for in a manner similar to a pooling of interests as it involved the reorganization of entities under common control.  Under such accounting, the financial statements of SCC and Minera Mexico are combined on a historical cost basis for all the periods presented since they were under the indirect common control of Grupo Mexico during such periods.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for us, including our Minera Mexico subsidiary, on a consolidated or combined basis for all periods.  Our combined financial results may not be indicative of the results of operations that actually would have been achieved had the acquisition of Minera Mexico taken place at the beginning of the periods presented and do not purport to be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations.  Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors.  See “Cautionary Statements.”

OVERVIEW

Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  Market forces outside of our control largely determine the sales prices for our products.  Our management, therefore, focuses on copper production, cost control, production enhancement and maintaining a prudent capital structure to improve profitability.  We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

A number of events and results highlight our Company’s 2007 year.  Net sales were $6,085.7 million an 11.5% increase over 2006, additionally, net earnings were $2,216.4 million, an increase of 8.8% over 2006, both sales and net earnings are the highest in the Company history.  These increases were achieved while three of our Mexican properties, Cananea, San Martin and Taxco, were on strike from July 30 through the end of the year.  We estimate that these strikes cost the Company 178.4 million pounds of copper and 25.6 million pounds of zinc, and reduced 2007 operating income by $487.5 million.  Since January 11, 2008 the Cananea mine is open and is preparing to gradually resume normal operations in the near future.  The mine was reopened based on a ruling by the labor authorities who declared the strike illegal. Subsequently, the Cananea union obtained an injunction from a federal judge preventing the Company from firing workers who do not return to work immediately, the same judge did explicitly safeguard the rights of any worker who wished to return to work at the mine and the right of the Company to conduct operations in the ordinary course of business.  The ruling declaring the illegality of the Cananea strike was challenged before a federal judge who upheld the union’s case on February 14, 2008.  The Company will appeal this unfavorable ruling.  The Company expects that it will take about three months to return to full production at Cananea.

Earnings and sales in 2007 increased because of higher average metal prices for most of our products, copper was 4.2% to 5.9% higher in 2007, depending on whether it was priced on the COMEX or LME market, the molybdenum price was 22.7% higher and silver was 16% higher.  Of our other significant by-products only zinc prices were lower in 2007 and, in that case, by 1.3%.  The Cananea strike resulted in a decrease in copper, zinc and silver sales volumes.  However, during this year there was an increase in the volume of molybdenum sales.  Molybdenum production and sales volume increased in 2007 due to higher grades at our Peruvian mines and from an increase in production from the La Caridad mine, which suffered strike losses in 2006.  Another factor effecting the improvement in 2007 sales and net income was the impact of the derivative metal contracts which reduced net sales and operating income in 2006 by $276.1 million and increased net sales and operating income by $10.9 million in 2007.

During 2007 we announced a modification to our capital investment program to prioritize major investments in Peru.  These investments include the Tia Maria SX/EW copper project in Arequipa, Peru, expansions of the Toquepala and Cuajone concentrators and the expansion of the smelter and refinery in Ilo, Peru.  We estimate that these investments will have a capital cost of $2,108 million and increase our annual copper production by 270,000 tons in 2011.  Feasibility studies indicate a resource of 638 million tons of mineralized material at Tia Maria with an average copper grade of 0.39%.

We discuss below several matters that our management believes are important to understand our results of operations and financial condition.  These matters include (i) our “operating cash costs” as a measure of our performance, (ii) metals prices, (iii) our acquisition of Minera Mexico, (iv) our business segments and (v) the effects of inflation and other local currency issues.

Since our inception, we have principally maintained operations in Peru.  However, in recent years, we have refocused our strategies to internationalize our business and broaden our market exposure.  In 2003, we acquired exploration properties in Chile, which are being evaluated for potential exploitation and in 2005 we acquired Minera Mexico, with substantial mining operation in Mexico.  Please see “Minera Mexico Acquisition.”

Operating Cash Costs

An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (including depreciation, amortization and depletion) as presented in the consolidated combined statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less by-products revenue and sales premiums, depreciation, amortization and depletion, workers’ participation and other miscellaneous charges, including the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc and silver and the premium over market price that we receive on copper sales.  We account for the by-product revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in silver and zinc, has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature, the royalty charge and in periods prior to 2006 the portion of our mine stripping costs that we capitalized.

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2007.  We present cash costs with and without the inclusion of by-product revenues.

	2007	2006	2005
	(dollars per pound)
Operating cash cost per pound of copper produced and purchased	$(0.167)	$0.159	$0.030
Operating cash cost per pound of copper produced and purchased (without by-product revenue)	$1.401	$1.283	$1.009

The decrease in the cash costs per pound of copper produced and purchased (including by-product revenue) in 2007 is mainly attributable to higher market price and volume of molybdenum in 2007.  The credit for molybdenum sales amounted to $0.849 per pound, $0.420 per pound and $0.617 per pound, in 2007, 2006 and 2005, respectively.  The credit to the cost for zinc sales amounted to $0.337 per pound, $0.374 per pound and $0.126 per pound in 2007, 2006 and 2005, respectively.  The credit to operating cash cost for the by-product revenue in 2007 reduced cash cost by $1.568 per pound, an increase in benefit of $0.444 per pound over 2006.  The improved benefit is almost entirely due to molybdenum revenue, which accounted for $0.429 per pound of the improvement.  The reason for the added benefit from molybdenum revenues in 2007 is attributable to both higher sales volume and higher sales price.  Volumes improved because of better grades at our Peruvian mines and higher production, an increase of 8.1 million pounds from La Caridad in Mexico, which had significant strike activity in 2006.  Molybdenum prices were 22.7% higher in 2007.  The credit to operating cash cost in 2006 improved over 2005 by $0.145 per pound and was principally caused by improvements in the sales price of zinc and silver, reduced somewhat by a decrease in the sales price of molybdenum.

The cash cost without by-product revenue increased in 2007 principally as a result of the following factors, higher production cost (mainly power, water, labor and repair costs) which increased our cash cost by $0.158, higher freight and treatment charges due to the sale of concentrates which increased cost by $0.065 and also an increase of $0.031 in unit cost due to strikes at some of our Mexican operations.  These increases were partially offset by a decrease in the purchase of outside metal, which reduced cost by $0.118.  The cash cost without by-product revenue increased in 2006 as a result of cost increases.  The increasingly higher copper prices in 2006 increased our computation of cash cost, as we include in our calculation the cost of purchased metal.  The higher value and thus the higher cost of copper in 2006 increased our cash cost by $0.240 in 2006.  Significant strike activity at some of our Mexican properties required us to purchase larger quantities of third party copper in 2006.  Also the cost of fuel products, electricity and other supplies increased in 2006.  Additionally, our operating cash costs increased in 2006 as a result of the EITF consensus, which we adopted on January 1, 2006 and is described below under “Critical Accounting Policies and Estimates-Capitalized Mine Stripping Costs.” If we had applied this consensus in 2005 our per pound operating cash cost would have increased by $0.023.

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

We are subject to market risks arising from the volatility of copper and other metals prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the estimated change in net earnings resulting from metal price changes in 2008 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$7.6	$19.5	$1.4	$8.6

Minera Mexico Acquisition

In April, 2005, we acquired Minera Mexico from a subsidiary of Grupo Mexico, our controlling stockholder.  At the time of the acquisition Minera Mexico was the largest mining company in Mexico and the eleventh largest copper producer in the world on a stand-alone basis.  We exchanged 67.2 million newly-issued shares of our common stock for the outstanding shares of Minera Mexico’s direct majority stockholder, and Minera Mexico became our 99.1% owned subsidiary.  As a part of this transaction, on March 1, 2005, we paid a special transaction dividend of $100 million to all of our stockholders.  Upon completion of the merger, Grupo Mexico increased its indirect beneficial ownership of our capital stock from approximately 54.2% to approximately 75.1%.  In October 2005, in another transaction we acquired 6.4 million shares of Minera Mexico from Grupo Mexico for $30.3 million.  This increased our holdings in Minera Mexico to 99.95%.  With this acquisition, based on the then current data, we increased our total copper reserves by over 100% and increased our annual copper production by approximately 80%.

Business Segments

Company management views Southern Copper as having three operating segments and manages on the basis of these segments.  The significant increase in the price of molybdenum over the past three years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of three copper segments.  These segments are our Peruvian operations, our Mexican open-pit operations and our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  Our Mexican open-pit operations include La Caridad and Cananea mine complexes, the smelting and refining plants and support facilities which service both mines.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine, and several industrial processing facilities for zinc, copper and silver.

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

	Year Ended December 31,
	2007	2006	2005
Peru
Peruvian inflation rate	3.9%	1.1%	1.5%
Nuevo sol/dollar (appreciation)/devaluation rate	(6.3)%	(6.8)%	4.5%
Mexico
Mexican inflation rate	3.8%	4.1%	3.3%
Peso/dollar (appreciation)/devaluation rate	(0.1)%	1.5%	(4.9)%

Capital Expansion Program

We made capital expenditures of $315.7 million, $455.8 million and $470.6 million in 2007, 2006 and 2005, respectively, and we expect to make capital expenditures, of approximately $530.0 million in 2008.  In general, the capital expenditures and projects described below are intended to contribute to further vertical integration of our operations by increasing the capacity for production of refined metal products.

The Company expects to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing if required.

The table below sets forth our capital expenditures for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(dollars in millions)
Projects
Ilo smelter modernization	$21.0	$160.9	$234.6
Cuajone ball mill	10.0	0.4	—
Toquepala crushing, conveying system for leach material	2.0	3.3	32.8
Toquepala copper filter	—	—	2.2
Tailings disposal - Quebrada Honda dam	13.8	2.5	—
Cuajone leaching pad	1.4	2.4	—
PLS dams at Huanuquera	10.5	15.6	9.1
La Francisca leaching dam	—	—	7.5
La Caridad tailings dam - internal dikes	2.1	3.4	—
Metallurgical laboratory - La Caridad	1.8	—	—
La Caridad gas handling system	12.2	4.7	—
La Caridad acid plant upgrade	—	1.0	4.9
La Caridad Vertical lime kiln	2.0	0.5	—
PLS dams and leaching system Cananea	4.1	0.8	—
Cananea SX/EW plant III	0.2	1.9	—
Cananea crusher and conveyors system for leach material Phases II and III	21.5	7.2	—
Nueva Rosita coke furnaces	—	3.5	7.5
San Martin underground shaft	—	2.6	1.0
La Caridad tailings dam growth - Concentrator	1.9	—	—
Santa Barbara Segovedad II mine expansion and conveyor and main substation	3.7	0.8	—
Total project expenditures	108.2	211.5	299.6

Replacement capital expenditures:
Mexico	139.0	176.1	127.8
Peru	68.5	68.2	43.2
Total replacement expenditures	207.5	244.3	171.0
Total capital expenditures	$315.7	$455.8	$470.6

Set forth below are descriptions of some of our current projects and expected capital expenditures.

Ilo Smelter Modernization:  This project was completed in January 2007 and has allowed our Company to increase sulfur capture over the 92% requirement established in our agreement with the Peruvian government.  The new smelter maintains production at current levels.  The nominal and design capacity for the new Isasmelt furnace was reached in less than 45 days; compared with other smelting furnaces using this technology, the start-up of the Ilo smelter was achieved in the shortest time.  The average sulfur capture in 2007 was 95%.  Performance tests are pending completion with the two major contractors.  These are expected to be completed in the first quarter 2008.  The facility is currently operating at full capacity and we expect to smelt 1.1 million tons of concentrates in 2008.  The total cost of this project was $ 570.4 million.

Toquepala Leach Dump Project:  This project at Toquepala, which includes a crushing, conveying and spreading system at the leach dumps, was completed by year end 2007.  The conveying system is operating and has positioned 42.5 million tons of waste material to build the ramp and has placed 28.5 million tons of leachable material.  Total expended on this project through December 31, 2007 was $80.7 million and it is estimated that $0.4 million will be needed to finalize this project.

Cananea SX/EW Plant:  This project is intended to increase Cananea’s production of copper cathodes with a new SX/EW plant, (SX/EW III) with an annual capacity of 33,000 tons.  The plant would produce copper cathodes of ASTM grade 1 or LME grade A.  The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system.  Due to labor problem at Cananea in 2007, this project has been temporarily put on hold until we satisfactorily resolve these issues.

Gas Handling System: This project is intended to improve gas capture efficiency and reduce the sulfur dioxide emissions to the atmosphere by the converters and reactor at La Caridad copper smelter.

Cananea crusher and conveyors system for leach material: This project includes the installation of a crushing system and bands for leach material including a movable stacker with a capacity of 15 million tons of crushing material.  We are currently in the third phase of the project.  This phase includes 5,500 meters of band transporters and the construction of a 500 meters tunnel to move the material to the leaching area.

Other Expenditures:

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda Dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment, with long fabrication lead-time continues and part of the material has been received.  Construction of the main civil works and some access roads for the main and lateral dams has been completed and our operations personnel are working on an additional access road.  The first stage of this project will be under development until 2012.  The total cost of this project is estimated to be $66.0 million, with $16.4 million expended through December 31, 2007.

The dam project at Huanaquera includes the construction of sedimentation, PLS and storm water retention dams for the Toquepala leaching facility.  The project is at the administrative close out stage; all equipment was installed and is operative.  Total spending on this project through December 31, 2007 was $36.6 million and it is estimated that $0.5 million will be needed to complete the project.

A pre-feasibility study for Los Chancas, a copper-molybdenum property in the southern part of Peru was completed and is being evaluated in order to determine our next steps for this project.  Also, we are in the process of formulating the necessary program and timeframe to develop our Mexican properties at El Arco in Baja California and Angangueo in Michoacan.

Potential Projects:

We have a number of projects that we may develop in the future.  We evaluate new projects on the basis of our long-term corporate objectives, expected return, environmental needs, required investment and estimated production, among other considerations.  We have defined three “generations” of capital projects:

First generation: Projects that we are planning.

This generation includes the development of five projects in Peru (1) the Tia Maria SX/EW copper project, (2) the Toquepala concentrator expansion, (3) the Cuajone concentrator expansion, (4) the Ilo smelter expansion, and (5) the Ilo copper refinery expansion, with a total investment of $2,108 million. This investment would permit us to increase our copper production by 270,000 tons per year by 2011, which represents 39% of the current production level.

This new investment program replaces the investment program previously approved for our Mexican operations, which included a SX/EW III plant, concentrator expansion and molybdenum circuit at Cananea, the Buena Vista mine, the new Cananea concentrator, and the Guaymas smelter and refinery.  These projects with a total investment of $2,256 million have been temporarily put on hold.

Feasibility studies for the Tia Maria project were finished with indicative resources of 638 million tons of mineralized material with an average copper grade of 0.39%.  The Company is conducting a bidding process for basic and detailed engineering as well as preparing to purchase major equipment and select construction management.  The Company expects to invest $65 million in this project during 2008.  When completed at the end of 2010, the new operating unit will produce 120,000 tons of copper cathodes per year.

Second generation: Projects that are attractive but will require significant additional evaluation.

This generation includes three greenfield projects: El Arco, Angangueo and Los Chancas exploration properties.  We believe that these properties could add 306,000 tons of annual copper production, in concentrate and SX/EW copper.  The Company’s Board of Directors will be evaluating the investment in these projects in line with their expected returns, the metal market price performance and the operating and capital costs.

Third generation: This generation includes the Cananea, Sonora and Guaymas projects put on hold by our Board of Directors as result of the strikes in 2007 at some of our Mexican units: the Cananea SX/EW III, the Cananea concentrator expansion, the Cananea molybdenum circuit, the Buena Vista mine, the new Cananea concentrator, and the Guaymas smelter and refinery.

The above information about potential projects are estimates only.  We cannot make any assurance that we will undertake any of these projects or that the information noted is accurate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated combined financial statements, which have been prepared in accordance with U.S. GAAP.  Preparation of these consolidated combined financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, tax positions, fair value of financial instruments, and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Ore Reserves:  For purposes of our long-term planning, we use metal price assumptions of $1.20 per pound for copper and $9.0 per pound for molybdenum.  Prior to 2007, we used $0.90 per pound and $5.00 per pound for copper and molybdenum, respectively.  Metal prices over the last ten years and the continued positive outlook for these metals have led us to reappraise our view of prices.  These prices are intended to approximate average prices over the long term.  Ore reserves based on these prices are the basis for our internal planning, including the preparation of the mine plans for our mines.  Our management uses these price assumptions, as it believes these prices reflect the full price cycle of the metals market.

However, pursuant to SEC guidance, the reserves information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated.  We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.66 per pound for copper and $28.99 per pound for molybdenum, both current average prices as of December 31, 2007.  The current average per pound prices for copper and molybdenum were $2.02 and $24.31, respectively, as of December 31, 2006 and $1.26 and $17.82, respectively, as of December 31, 2005.

Certain financial information is based on reserve estimates calculated on the basis of current average prices.  This includes amortization of intangible assets and mine development, and for years prior to 2006 the amount of mine stripping that was capitalized and units of production amortization of capitalized mine stripping.

Leachable Material:  At one of our Mexican mines, we capitalize the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in leach dumps.  The amortization of the capitalized cost is determined based on the depletion period of the leach dumps, which is estimated to be five years.

If we were to have expensed all capitalized leaching costs associated with this mining operation as incurred, net operating cost would have decreased by $10.1 million for the year 2007 and increased $19.3 million and $68.0 million for the years 2006, and 2005.

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

We further discuss our Asset Retirement Obligation in Note 10 to our consolidated combined financial statements included herein.

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

Deferred Taxes: In preparing our consolidated combined financial statements, we recognize income taxes in each of the jurisdictions in which we operate.  For each jurisdiction, we estimate the actual amount currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in rate is recognized through the income tax provision in the period that the change is enacted.

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

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle.  We are currently using a long-term average copper price of $1.80 per pound of copper and an average molybdenum price of $12.00 per pound, along with near-term price forecast, for 2008 through 2010, reflective of the current price environment, for our impairment tests.  We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value.  Should estimates of future copper and molybdenum prices decrease significantly, impairments could result.

Provisionally Priced Sales

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Provisionally Priced Sales	2007	2006	2005
Copper
Millions of pounds	165.9	169.9	163.7
Priced at (per pound)	$3.03	$2.87	$2.04
Molybdenum
Millions of pounds	4.7	7.3	6.1
Priced at (per pound)	$32.38	$24.50	$25.00

Provisional sales adjustments included in accounts receivable and net sales at December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
Provisional Sales Adjustments	2007	2006	2005
	(dollars in millions)
Copper	$(42.0)	$(47.3)	$7.9
Molybdenum	—	(11.5)	(39.2)
Total	$(42.0)	$(58.8)	$(31.3)

During the month of January 2008, the market price of copper and molybdenum increased.  The effect of these changes on 2007 sales settling in January 2008 was an increase of $3.3 million in sales.  Additionally, forward prices for copper as of January 31, 2008 also increased, the effect of this increase on 2007 open sales settling after January 2008 would be an increase of $33.2 million in sales.

Results of Operations

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2007.

	Year Ended December 31,
Statement of Earnings Data	2007	2006	2005
	(dollars in millions)

Net sales	$6,085.7	$5,460.2	$4,089.1
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,122.2)	(2,019.8)	(1,635.4)
Selling, general and administrative	(98.0)	(88.3)	(81.1)
Depreciation, amortization and depletion	(327.9)	(275.1)	(277.2)
Exploration	(40.2)	(22.7)	(24.4)

Operating income	3,497.4	3,054.3	2,071.0
Interest expense	(123.2)	(113.4)	(108.9)
Interest capitalized	14.7	27.9	22.5
Interest income	82.5	50.2	30.8
Loss on debt prepayments	(16.6)	(1.1)	(10.6)
(Loss) gain on derivative instruments	(73.7)	(11.6)	1.1
Other income (expense)	30.8	(0.3)	(3.6)
Income taxes	(1,185.3)	(959.1)	(589.7)
Minority interest	(10.2)	(9.3)	(12.5)
Net earnings	$2,216.4	$2,037.6	$1,400.1

The table below outlines the average published market metals prices (rounded to the nearest cent) for our metals for each of the years ended December 31, 2007, 2006 and 2005:

Average Market Metals Prices

	Year Ended December 31,			% Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Copper price ($ per pound — LME)	$3.23	$3.05	$1.67	5.9%	82.6%
Copper price ($ per pound — COMEX)	$3.22	$3.09	$1.68	4.2%	83.9%
Molybdenum price ($ per pound)(1)	$29.91	$24.38	$31.05	22.7%	(21.5)%
Zinc price ($ per pound — LME)	$1.47	$1.49	$0.63	(1.3)%	136.5%
Silver price ($ per ounce — COMEX)	$13.39	$11.54	$7.32	16.0%	57.7%

(1) Platt’s Metals Week Dealer Oxide.

Segment Sales Information

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2007:

	Year Ended December 31,
Copper Sales (million pounds)	2007	2006	2005

Peruvian operations	863.4	860.9	825.3
Mexican open-pit	512.0	594.8	768.8
Mexican IMMSA unit	30.9	36.4	93.1
Intersegment elimination	(75.8)	(105.9)	(147.2)
Total copper sales	1,330.5	1,386.2	1,540.0

	Year Ended December 31,
By-product Sales (million pounds, except silver — million ounces)	2007	2006	2005
Peruvian operations:
Molybdenum contained in concentrate	21.9	20.6	23.4
Zinc-refined and in concentrate (1)	40.3	49.6	—
Silver	4.9	5.6	4.2

Mexican open-pit operations:
Molybdenum contained in concentrate	14.0	5.0	8.8
Zinc-refined and in concentrate (1)	—	15.5	108.9
Silver	3.6	4.5	7.2

IMMSA unit
Zinc-refined and in concentrate	250.6	273.1	288.7
Silver	10.7	12.0	11.5

Intersegment elimination
Zinc	(39.1)	(57.1)	(103.4)
Silver	(0.9)	(2.3)	(3.1)

Total by-product sales
Molybdenum contained in concentrate	35.9	25.6	32.2
Zinc-refined and in concentrate	251.8	281.1	294.2
Silver	18.3	19.8	19.8

(1)                  Through 2006, the Mexican open-pit operations purchased zinc products from IMMSA for resale to its customers.  This practice was discontinued in 2006 and IMMSA’s zinc sales were either to their customers or to the Peruvian segment, who in turn resold to their customers.

Results of Operations for the Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Net sales

Our sales in 2007 were $6,085.7 million, compared with $5,460.2 million in 2006, an increase of $625.5 million or 11.5%.  The increase was attributable to higher market prices for most of our products.  Copper was 4.2% to 5.9% higher in 2007, depending on whether it was COMEX or LME market, the molybdenum price was 22.7% higher and silver was 16% higher.  Zinc prices decreased by 1.3% in 2007.  In addition, molybdenum sales volume increased 40.2% in 2007 due to higher grades at our Peruvian mines and increased production from the La Caridad mine which had strike losses in 2006.  2007 net sales also include a $10.9 million gain on copper derivatives compared with a loss of $276.1 million in 2006. There was, however, a decrease in copper sales volume in 2007 due to a strike at the Cananea mine.

Sales volume for copper decreased by 55.7 million pounds in 2007 a decrease of 4% compared with 2006.  The impact of this decrease in copper sales volume, as well as a volume decrease in the sale of zinc and silver was a result of the strikes at some of our Mexican operations.  However, during this year there was an increase in the volume of molybdenum sales.

The table below presents information regarding the volume of our copper sales products.

	Year Ended December 31,
Copper Sales (million pounds)	2007	2006
Refined	586.4	835.0
Blister	51.4	43.9
Anode	31.1	29.9
Concentrates	255.9	56.0
SX/EW	190.4	210.9
Rod	215.3	210.5
Total	1,330.5	1,386.2

Mine copper production was 1,305.5 million pounds in 2007, a decrease of 2.2% from 2006.  This decrease of 29.7 million pounds included a reduction of 24.6 million pounds at our Mexican operations due to strike related reductions at our Cananea and San Martin mines where strikes began on July 30, 2007 and ran through the end of the year.  Additionally, production at our Peruvian mines decreased by 5.1 million pounds mainly due to lower ore grade at the Toquepala mine.  The make up of our 2007 copper sales changed significantly from 2006, as we sold about 200 million additional pounds of copper in concentrate form and about 250 million pounds less of refined copper.  This change was caused principally by some delays in reaching full capacity at our modernized Ilo smelter.

Molybdenum production and sales increased 36.8% and 40.2%, respectively in 2007 when compared to 2006.  The increases are principally due to higher grades at our Peruvian mines and from La Caridad mine which lost production in 2006 due to strikes.

Mine zinc production amounted to 266.8 million pounds in 2007, a 11.4% decrease from 2006.  The decrease of 34.3 million pounds in zinc production is mainly due to the strike losses at our Taxco and San Martin mines.

Copper made up 69.5% of net sales in 2007 compared with 76.0% in 2006.  Sales of by-products in 2007 totaled $1,856.9 million compared with $1,313.1 million in 2006, an increase of 41.4%.  The increase is principally attributable to the increase in the volume and sales prices for molybdenum.  This increase was partially reduced by lower volume and sales prices for zinc.  The table below provides the sales of our by-products as a percentage of our total net sales.

	Year Ended December 31,
By-product Sales as a Percentage of Total Net Sales	2007	2006
Molybdenum	17.8%	10.5%
Zinc	5.9%	7.1%
Silver	3.8%	4.1%
Other by-products	3.0%	2.3%
Total	30.5%	24.0%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2007 was $2,122.2 million, compared with $2,019.8 million in 2006, an increase of $102.4 million, or 5.1%.  The increase in cost of sales was principally due to $132.0 million of higher production cost, including, $21.7 million due to higher fuel and power cost, $15.5 million of higher water cost at our Mexican operations due to an increase in the water rate applicable to the mining industry, $14.8 million of higher labor costs, $24.9 million of higher repair costs, and $55.1 million of other operating costs offset by $146.8 million of lower metal purchased from third parties.  The increase in cost of sales also includes $32.3 million of higher freight and selling cost mainly due to higher sale of concentrates, $27.1 million of inventory consumption and $39.4 million of higher workers participation.

Selling, general and administrative

Our selling, general and administrative expense in 2007 was $98.0 million, compared with $88.3 million in 2006, an increase of $9.7 million.  The increase was principally due to higher labor costs of $6.4 million and $2.5 million of higher rental equipment and office maintenance cost at our Mexican corporate office.

Depreciation, amortization and depletion

Depreciation, amortization and depletion was $327.9 in 2007 compared with $275.1 million in 2006, an increase of $52.8 million over 2006.  The increase includes additional charges of $24.4 million at our Peruvian operations, of which $21.7 million was for our newly activated Ilo smelter modernization project.  Increases in depreciation, amortization and depletion in 2007 at our Mexican operations amounted to $28.5 million.  This increase includes $11.4 million of higher amortization of capitalized leach material due to increased amounts capitalized in 2006, $8.9 million of accelerated depreciation of the processing plant equipment at Pasta de Conchos over the remaining mineral located in the open pit after the mine accident and $8.2 million due to the activation of maintenance and replacement equipment.

Exploration

Exploration expense in 2007 was $40.2 million compared with $22.7 million in 2006, an increase of $17.5 million over 2006.  This increase includes $11.8 million at our Peruvian operations, and was principally for the Tia Maria project in the department of Arequipa, where spending increased by $9.2 million.  A feasibility study for the project was completed in 2007 and we are planning to begin the project in 2008.  Exploration expense at our Mexican operation increased by $5.7 million in 2007 and was principally for the surface drilling activity at Santa Barbara, San Martin and Santa Eulalia.

Interest expense

Interest expense in 2007 was $123.2 million compared with $113.4 million in 2006, an increase of $9.8 million.  Interest expense increased in 2007 principally as a result of an increase in our average debt outstanding.  Please see “Liquidity and Capital Resources” for a further discussion of our financing program.

Capitalized interest

Capitalized interest in 2007 was $14.7 million, compared with $27.9 million in 2006, a decrease of $13.2 million.  This decrease is largely due to the startup of the Ilo smelter modernization project in early 2007, for which we capitalized $14.0 million less interest in 2007.

Interest income

Interest income in 2007 was $82.5 million, compared with $50.2 million in 2006, an increase of $32.3 million.  Our interest income increased principally as a result of higher interest rates on short term securities and higher invested balances.

Loss on debt prepayments

Loss on debt prepayments in 2007 was $16.6 million, compared with $1.1 million in 2005, an increase of $15.4 million.  Losses in both periods are related to the repurchase of our Mexican Yankee bonds.

(Loss) Gain on derivative instruments

Loss on derivative instruments in 2007 was $73.7 million, compared with a loss of $11.6 million in 2006.  Gain or losses on copper and other metal derivatives are included in the net sales line and gain or losses on gas derivatives are included in the cost of sales line of the consolidated combined statement of earnings.  The (loss) gain on derivative instruments in 2007 and 2006 includes $81.0 million and $11.6 million of loss on the embedded derivatives on short-term investment, respectively.  Also the 2007 (loss) gain on derivative instruments includes $1.3 million of loss on dual currency notes and gain of $8.6 million in exchange rate derivatives US dollar/Mexican peso.  For a further discussion please see Note 3 Short-term Investments and Note 16 Derivative Instruments to our Consolidated Combined Financial Statements.

Other income (expense)

Other income in 2007 was $30.8 million, compared with an expense of $0.3 million in 2006.  The increase in income is primarily attributable to $12.4 million of gain on the sale of an inactive Mexican subsidiary, $3.0 million of lower cost of disposal of assets, and $10.5 million of lower miscellaneous expenses.

Income taxes

Income taxes in 2007 were $1,185.3 million and include $1.153.8 million of Peruvian and Mexican income taxes and $31.5 for U.S. Federal and state income taxes.  Income taxes in 2006 were $959.1 million and included $940.3 million of Peruvian and Mexican income taxes and $18.8 million for U.S. Federal and state income taxes.   US income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

The increase of $226.2 million or 23.6% was primarily due to $405.8 million of higher pretax income.  The effective tax rate for 2007 was 34.7%, compared with 31.9% in 2006.  The increase in the effective tax rate is largely due to the incremental U.S. tax on dividend income.  The dividend income eliminates in financial consolidation (book income) but it is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28% on the dividend.

Minority interest

Minority interest in 2007 was $10.2 million compared with $9.3 million in 2006, an increase of $0.9 million or 10.0%.  This increase is the result of higher earnings.

Net earnings

Our net earnings in 2007 were $2,216.4 million, compared with $2,037.6 million in 2006, an increase of $178.8 million or 8.8%.  Net earnings increased as a result of the factors described above.

Segment Operating Income Information — 2007 vs.2006:

Peruvian Open-pit Operations

			Change
	2007	2006	Value	%
Net sales	$3,512.9	$3,215.4	$297.5	9.3%
Operating costs and expenses	(1,541.2)	(1,383.4)	(157.8)	11.4%
Operating income	$1,971.7	$1,832.0	$139.7	7.6%

Net sales at our Peruvian operations in 2007 were $3,512.9 million, compared with $3,215.4 million in 2006, an increase of $297.5 million.  This increase was principally due to increases in the sales price of copper and molybdenum.  The LME copper price was 5.9% higher in 2007 (the majority of sales of our Peruvian operations’ copper is priced on LME) and the molybdenum price was 22.7% higher.  Additionally in 2007 copper and molybdenum sales volume increased by 2.5 million pounds and 1.3 million pounds, respectively.  Net sales in 2007 include a gain on copper derivatives of $5.5 million compared with a loss of $162.3 million in 2006.

Operating costs and expenses at our Peruvian operations in 2007 were $1,541.2 million, compared with $1,383.4 in 2006, an increase of $157.8 million principally due to higher cost of sales and higher depreciation, amortization and depletion.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) of $117.8 million was principally the result of higher labor cost of $26.6 million due to increase in salaries and exchange rate effect, $9.6 million of higher fuel and power cost, $37.4 million of higher freight and selling cost mainly due to the sale of concentrates and $16.8 million of inventory consumption.  The increase in depreciation, amortization of depletion of $24.4 million is mainly due to the newly activated Ilo smelter modernization project which represents an additional charge of $21.7 million.

Operating income in 2007 was $1,971.7 million, compared with $1,832.0 million in 2006, an increase of $139.7 million.  The operating income increased as a result of the factors described above.

Mexican Open-pit Operations.

			Change
	2007	2006	Value	%
Net sales	$2,225.1	$1,987.1	$238.0	12.0%
Operating costs and expenses	(954.4)	(1,067.3)	112.9	10.6%
Operating income	$1,270.7	$919.8	350.9	38.1%

Net sales from our Mexican open-pit operations in 2007 were $2,225.1 million, compared with $1,987.1 million in 2006, an increase of $238.0 million or 12.0%.  This improvement is the result of the higher molybdenum volume, produced and sold in 2007 and the higher sales price for the molybdenum.  Sales of molybdenum, produced by our La Caridad mine increased from 5.5 million pounds in 2006 to 13.6 million pounds in 2007. Significant production and sales of molybdenum were lost in 2006 as La Caridad had a lengthy strike in the first half of the year.  This increase, from molybdenum sales, was reduced by the decrease in volume of copper sales, due principally to a strike at the Cananea mine.  In addition, net sales in 2007 included a gain on copper derivatives of $5.5 million compared with a loss of $113.9 million in 2006.

Operating cost and expenses at our Mexican open-pit operations in 2007 were $954.4 million compared with $1,067.3 million in 2006, a decrease of $112.9 million or 10.6%.  This decrease was principally the result of lower cost of sales net of higher depreciation, amortization and depletion.  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) of $131.9 million was principally the effect of the Cananea strike, which began on July 30, 2007 and continued through the end of 2007.  An increase in depreciation, amortization and depletion of $16.6 million in 2006 was principally due to higher amortization of capitalized leach material due to increased amounts capitalized in 2006.

Operating income in 2007 was $1,270.7 million, compared with $919.8 million in 2006, an increase of $350.9 million or 38.1%.  The operating income increased as a result of the factors described above.

IMMSA Unit.

			Change
	2007	2006	Value	%
Net sales	$680.7	$702.5	$(21.8)	(3.1%)
Operating costs and expenses	(434.3)	(405.2)	(29.1)	7.2%
Operating income	$246.4	$297.3	$(50.9)	(17.1%)

Net sales at our IMMSA unit in 2007 were $680.7 million, compared with $702.5 million in 2006, a decrease of $21.8 million or 3.1%.  The decrease was principally due to lower sales volume caused by strikes at the Taxco and San Martin mines and lower zinc prices partially offset by higher sales prices in 2007 for copper and silver.  Net sales in 2006 include a loss on zinc derivatives of $0.2 million.

Operating costs and expenses at our IMMSA unit were $434.3 million in 2007, compared with $405.2 million in 2006, an increase of $29.1 million or 7.2%.  This increase was principally the result of higher cost of sales (exclusive of depreciation, amortization and depletion) and higher depreciation, amortization and depletion.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) of $15.8 million, was principally the result of $12.0 million of higher fuel and power cost, $1.7 million of higher water cost due to increase in water rates and $3.2 million of other operating cost.  These increases were partially offset by $0.9 million of lower metal purchased from third parties.  The increase in depreciation, amortization and depletion of $9.1 million is mainly due to the accelerated depreciation of the processing plant equipment at Pasta de Conchos over the remaining mineral located in the open pit after the mine accident.

Operating income in 2007 was $246.4 million, compared with $297.3 million in 2006, a decrease of $50.9 million or 17.1%.  The operating income decreased as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 to our consolidated combined financial statements.

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

Sales volumes for copper declined by 153.8 million pounds in 2006 a decrease of 10% compared with 2005.  This decrease in copper sales volume, as well as a decrease in the volume of zinc and molybdenum sold, reduced, somewhat, the sales price increase.

The table below presents information regarding the volume of our copper sales products.

	Year Ended December 31,
Copper Sales (million pounds)	2006	2005
Refined	835.0	817.3
Blister	43.9	110.3
Anode	29.9	—
Concentrates	56.0	14.2
SX/EW	210.9	267.4
Rod	210.5	330.8
Total	1,386.2	1,540.0

Mine copper production was 1,335.2 million pounds in 2006, a decrease of 12.2% from 2005.  This decrease of 185.8 million pounds included a decrease of 190.5 million pounds from the Mexican open pit operations, 4.9 million pounds in the Mexican underground mines and an increase of 9.6 million pounds from the Peruvian mines.  The decrease of 190.5 million pounds in the Mexican open pit mines was principally the result of the 125 day strike at La Caridad mine and 47 days of strike at the Cananea mine.  The decrease of 4.9 million pounds in the Mexican underground mines was due to lower ore grades.  The increase of 9.6 million pounds in production from the Peruvian mines was principally due to higher ore grade and recovery in the Cuajone mine.

Molybdenum production decreased 19.9% from 32.6 million pounds in 2005 to 26.1 million pounds in 2006.  This decrease in production includes 3.7 million pounds from La

Caridad due to the strike activity and 2.8 million pounds from our Peruvian operations mainly due to lower ore grade and recovery at the Cuajone mine.

Mine zinc production amounted to 301.1 million pounds in 2006, a decrease of 15.5 million pounds or 4.9% from 2005.  This decrease was the result of lower production at three of IMMSA’s zinc mines.  Lower ore grades at Charcas and Santa Barbara and reduced throughput at San Martin were the prime reasons for the lower production.  Production increases at two of the other IMMSA mines, Taxco and Santa Eulalia, somewhat reduced the production losses.  The decrease in throughput at San Martin was caused by a 77-day strike in the first half of 2006.  The increases in throughput at Taxco and Santa Eulalia were caused by increased operating days at Taxco, 15 days were lost due to strike in 2005, and the increase at Santa Eulalia was caused as production ramped up after a prolonged shutdown.  Santa Eulalia restarted operations at the end of 2004 after a three-year shutdown.

A fire at the San Luis Potosi zinc refinery in the first quarter of 2006, reduced refined zinc production in 2006; we were, however, able to sell zinc concentrates on favorable terms until the refinery was fully operational, which occurred by the end of the third quarter of 2006.

Copper made up 76.0% of net sales in 2006 compared with 66.4% in 2005.  Sales of by-products in 2006 totaled $1,313.1 million compared with $1,373.6 million in 2005, a decrease of 4.4%.  The decrease is principally attributable to the decrease in the volume and sales prices for molybdenum.  The decrease in molybdenum was to a great extent reduced by the improved prices for zinc and silver, which increased by 136.5% and 57.7%, respectively.  The table below provides the sales of our by-products as a percentage of our total net sales.

	Year Ended December 31,
By-product Sales as a Percentage of Total Net Sales	2006	2005
Molybdenum	10.5%	22.7%
Zinc	7.1%	4.9
Silver	4.1%	3.6
Other by-products	2.3%	2.4
Total	24.0%	33.6%

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

Exploration

Exploration expense in 2006 was $22.7 million, compared with $24.4 million in 2005, a decrease of $1.7 million.  The decrease was principally as a result of $2.3 million of lower drilling activities in our Mexican operations, mainly at La Caridad due to strikes, $1.2 million of higher investment at Coimolache and Tantahuatay projects net of a decrease of $0.7 million in drilling cost at the Tia Maria project in Peru.

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

Capitalized interest

Capitalized interest in 2006 was $27.9 million, compared with $22.4 million in 2005, an increase of $5.4 million.  This increase is largely due to the Ilo smelter modernization project, on which we capitalized $5.0 million more than in 2005.

Interest income

Interest income in 2006 was $50.2 million, compared with $30.8 million in 2005, an increase of $19.4 million.  Our interest income increased principally as a result of higher interest rates on short term securities and significantly higher invested balances.

Loss on debt prepayments

Loss on debt prepayments in 2006 was $1.1 million, compared with $10.6 million in 2005, a decrease of $9.5 million.  In 2006 and 2005 we paid a premium of $1.1 million and $8.6 million, respectively to repurchase outstanding Yankee bonds.  In addition in 2005 we paid a penalty of $2.0 million for the prepayment of $199 million of Peruvian bonds.

(Loss)Gain on derivative instruments

Loss on derivatives instruments in 2006 was $11.6 million, compared with a gain of $1.2 million in 2005.  Gain or losses on copper and other metal derivatives are included in the net sales line and gain or losses on gas derivatives are included in the cost of sales line of the consolidated combined statement of earnings.  The loss of $11.6 million in 2006 is a fair value adjustment made on short-term investments made by the Company in 2006.

Other income (expense)

Other expense in 2006 was $0.3 million, compared with $3.6 million in 2005, a decrease of $3.3 million.  The major component of other expenses in 2006 is a provision of $16.1 million for our contribution to the Peruvian regional development fund; this program, requested by the president of Peru, will be used for nutritional, health, education and other social benefits in our areas of activities.  This amount is reduced by gains from insurance recoveries of $11.2 million principally from a partial payment for a fire at our zinc refinery in Mexico, at the beginning of 2006, $3.2 million due to a Mexican tax benefit on gas imports, $2.4 million for a prior year tax adjustment and other miscellaneous income in our Mexican operations of $3.3 million.

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

The increase of $369.4 million or 62.6% was primarily due to $1,003.7 million of higher pretax income.  The effective tax rate for 2006 was 31.9%, compared with 29.4% in 2005.  Included in the 2005 tax provision is a refund of $43.4 million received by Minera Mexico for asset-based taxes (minimum income tax) paid in prior years.  Without the benefit of this credit the Company’s effective tax rate for the 2005 year would have been to 31.6%.

Minority interest

Minority interest in 2006 was $9.3 million compared with $12.5 million in 2005, a decrease of $3.2 million or 25.6%.  This decrease is the result of the acquisition in the fourth quarter of 2005 of a minority holding of shares in our Minera Mexico subsidiary.

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

Net sales at our Peruvian operations in 2006 were $3,215.4 million, compared with $2,167.7 million in 2005, an increase of $1,047.7 million.  This increase was principally due to significant increases in the price of copper and silver.  Copper sales volume increased by 35.5 million pounds in 2006 in part as a result of the purchase and resale of copper acquired from our Mexican operations.  Net sales in 2006 and 2005 include losses on copper derivatives of $162.3 million and $12.2 million, respectively.

Operating costs and expenses at our Peruvian operations in 2006 were $1,383.4 million, compared with $879.4 in 2005, an increase of $504.0 million principally due to higher cost of sales.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) of $491.4 million was principally the result of the higher cost of metals purchased from our Mexican operations of $397.5 million.  In addition, cost of sales increased in 2006 due to the adoption of the new accounting rule for mine stripping costs.  This practice reduced cost of sales by approximately $35.0 million in 2005.  In 2006 such costs are charged to the cost of production.

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

Operating cost and expenses at our Mexican open-pit operations in 2006 was $1,067.3 million compared with $1,054.2 million in 2005, an increase of $13.1 million or 1.2%.  This increase was principally the result of higher cost of sales net of lower depreciation, amortization and depletion.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) of $31.2 million was principally the result of higher purchased metal from third parties with a cost of $73.8 million partially offset by a decrease of $31.8 million in workers participation and lower sales expenses of $15.3 million.   Our cost for workers’ participation includes an adjustment of $36.3 million in 2005.  This cost is calculated based on 10% of pretax earnings and increases as our profits increase.  The decrease in depreciation, amortization and depletion of $16.5 million in 2006 was principally due to the amortization of capitalized mine stripping in 2005.

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

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated combined statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 to the financial statements.

Liquidity and Capital Resources

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2007.

Liquidity

	Year Ended December 31,
(in millions)	2007	2006	2005

Net cash provided from operating activities	$2,703.5	$2,059.4	$1,663.5
Net cash used for investing activities	(246.0)	(725.3)	(435.9)
Net cash used for financing activities	(2,088.3)	(1,164.4)	(1,064.4)

Cash Flows from Operating Activities

Net cash provided from operating activities was $2,703.5 million, $2,059.4 million and $1,663.5 million in 2007, 2006 and 2005, respectively.  The increases in 2007 and 2006 were primarily the result of higher net earnings in both years, which were the result of improved sales prices for most of our metal products and the change in the balances of operating assets and liabilities.  Also in 2007, an increase in molybdenum sales volume contributed to the increase in cash flow.

In 2007, our earnings were $2,216.4 million, approximately 82.0% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $327.9 million, $81.0 million of realized loss on short-term investments and $66.6 million of deferred income tax, which positively increased operating cash flow and $45.9 million of capitalized leachable material, which lowered our cash flow.  Additionally, a decrease in working capital needs increased operating cash flow by $35.7 million.

In 2006, our earnings were $2,037.6 million, approximately 98.9% of the net operating cash flow.  Significant items deducted from, or added to, our earnings to arrive to operating cash flow included, depreciation, amortization and depletion of $275.1 million, and $11.6 million of unrealized loss on short term investment, which positively increased operating cash flow and capitalized leachable material of $65.9 million, which lowered our cash flow.  Additionally, an increase in working capital reduced operating cash flow by $178.5 million.  The working capital increase was the result of an increase of $217.9 million of receivables as a result of higher copper prices, this increase was reduced by a buildup of $80.7 million of accounts payable and accrued liabilities, a key component of which was the increase of $104.3 million in the unpaid provision for workers’ participation, which was paid in the first quarter of 2007.  Other increases in working capital amounted to $41.3 million.

In 2005, our earnings were $1,400.1 million, approximately 84.2% of the net operating cash flow.  Significant items deducted from, or added to, our earnings to arrive to operating cash flow included, depreciation, amortization and depletion of $277.2 million, which positively increased operating cash flow, and capitalized mine stripping and leachable material of $38.9 million and $77.5 million, respectively, and a deferred tax benefit of $42.3 million, which reduced operating cash flow.  Additionally, changes in working capital balances added $110.5 million to our net cash from operating activities.

Cash Flows from Investing Activities

Net cash used for investing activities was $246.0 million in 2007 compared to $725.3 million in 2006.  In 2007, investing activities include $315.7 million of capital expenditures, $217.9 million for the purchase of short-term investments, less $287.4 million received on the redemption of short-term investments.  The $315.7 million of capital expenditures, includes $21.0 million for the Ilo smelter modernization project, $13.8 million for the Toquepala leach dump project, $10.5 million for the PLS dam project and $270.4 million for equipment replacements and upgrades of which $188.6 million was for our Mexican operations.

Net cash used for investing activities was $725.3 million in 2006 compared to $435.9 million in 2005.  We made capital expenditures of $455.8 million in 2006, including $160.9 million for the Ilo smelter modernization project, $15.6 million for the Toquepala leach dump project and $279.3 million principally for equipment replacements and upgrades, of which $202.5 million was for our Mexican operations.  In addition, the Company made short-term investments of $280.0 million for 2006.

Net cash used for investing activities was $435.9 million in 2005.  We made capital expenditures in an aggregate amount of $470.6 million in 2005, including $234.6 million for the Ilo smelter modernization project, $32.8 million for the Toquepala crushing, conveyor system for leachable material, $9.1 million for the Toquepala leach dump project and $194.1 million principally for equipment replacements and upgrades, of which $148.7 million was for our Mexican operations.  Cash flow provided by investing activities in 2005 was from the net sale of short-term investments of $45.3 million.

Cash Flows from Financing Activities

For 2007, cash used for financing activities amounted $2,088.3 million, mainly for a dividend distribution of $2,002.3 million to our shareholders and $7.2 million to our remaining minority interest investors.  In 2007, financing activities also include $68.6 million for the repurchase of our Yankee bonds series B and $10.0 million for the amortization of the Mitsui loan.

For 2006, cash used for financing activities amounted to $1,164.4 million, mainly for a dividend distribution of $1,509.1 million to our shareholders and $8.3 million to our remaining minority interest investors.  In addition, net debt incurred in 2007 was $356.0 million.

For 2005, cash used for financing activities amounted to $1,064.4 million.  New financings undertaken in 2005 resulted not only in improved terms for our debt but also reduced our debt burden by $158.2 million.  In addition, we distributed $853.9 million to our shareholders in 2005 and $5.3 million to our remaining minority interest investors.  In October 2005, we purchased an additional 6.4 million shares of Minera Mexico, representing 0.8133% of the outstanding shares, for $30.3 million.

Other Liquidity Considerations

On January 29, 2008, the Company announced an up to $300 million share repurchase program authorized by the Board of Directors.  Under this program the Company may purchase shares from time to time, based on market conditions and other factors.  The repurchase program has no expiration date and may be modified or discontinued at any time. Any shares acquired will be available for general corporate purposes.

On January 24, 2008, the Board of Directors approved a dividend of $1.40 per share, totaling $412.3 million, to be paid on February 29, 2008 to shareholders of record as of February 12, 2008.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

The Company expects that it will meet its cash requirements for 2008 and beyond from cash on hand, internally generated funds and from additional external financing if required.

In December 2006, our Peruvian Branch signed a contract with the Peruvian government committing our Company to make annual contributions for five years to support the regional development of Peru.  The contributions are being used for social benefit programs.  In 2007, the Company made a contribution of $16.1 million out of 2006 earnings and has charged 2007 earnings $17.9 million for the 2008 contribution.  The following three years’ contributions could increase or decrease depending on earnings and copper prices.  If the copper price drops below $1.79 per pound the contribution will cease.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced.  We made a provision of $62.8 million, $67.2 million and $40.3 million in 2007, 2006 and 2005, respectively, for this charge.  During 2007, 2006 and 2005 we made payments of $64.0 million, $67.1 million and $47.4 million, respectively, related to this charge.

Financing

The Company’s total debt at December 31, 2007 was $1,466.4 million compared with $1,545.0 million at December 31, 2006 before the unamortized discount of notes issued under par of $16.7 million and $16.9 million at December 31, 2007 and 2006, respectively.  The $78.6 million net decrease in total debt during 2007 was due to the repurchase of $68.6 million of Yankee bonds series B and $10.0 million payment on the Mitsui loan.

The Company’s ratio of debt to total capitalization was 27.3% at December 31, 2007, compared with 29.3% at December 31, 2006.

The $400 million 7.5% notes due 2035 issued in 2006 are in addition to the $600 million of existing 7.5% notes due 2035 that were issued in July 2005.  The 2006 financing was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond.  Comparatively, the financing in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond.  The notes are rated Baa2 by Moody’s, BBB- by Standard & Poor’s, and BBB- by Fitch. The 2006 financing was issued at a discount of $10.8 million. Additionally, the Company capitalized in “Other assets, net,” on the consolidated balance sheet, $3.2 million of costs associated with the 2006 issuance.

Capital Expenditure Programs

A discussion of our capital expenditure programs is an important part of understanding our liquidity and capital resources.  The Company expects to meet the cash requirements for these capital expenditures from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Expansion Program” of this section.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007:

		Payments due by Period
	Total	2008	2009	2010	2011	2012	2013 and Thereafter
		(dollars in millions)
Long-term debt	$1,466.4	$160.0	$10.0	$10.0	$10.0	$10.0	$1,266.4
Interest on debt	2,286.2	99.6	95.8	95.3	94.6	94.1	1,806.8
FIN No. 48 (a)	154.7	—	—	—	—	—	—
Purchase obligations:
Commitment to purchase energy	1,491.0	157.0	157.0	157.0	157.0	157.0	706.0
Contribution to the Peruvian regional development	17.9	17.9	—	—	—	—	—
Total	$5,416.2	$434.5	$262.8	$262.3	$261.6	$261.1	$3,779.2

(a) The above table does not include any future payment related to FIN No.48 liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of December 31, 2007 the liability recognized by the Company was $154.7 million and is included as non-current liability in the consolidated balance sheet.

Interest on debt is calculated at rates in effect at December 31, 2007.  Please refer to “Note 11—Financing” of our Consolidated Financial Statements for a description of our long-term debt arrangements and credit facilities.

We have a commitment to purchase power for our Peruvian operations from Energia del Sur, S.A. until 2017.  Amounts indicated on the above table are based on power costs in 2007, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Pursuant to our agreement with the Peruvian Government signed on December 28, 2006 we have committed to make annual contributions for five years for the regional development of Peru based on Peruvian Branch earnings after income tax.  The following three-year contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the copper price drops below $1.79 per pound the contribution will cease.

For an additional discussion on this matter please see “Regional development contribution” on “Note 14—Commitments and Contingencies” of the Consolidated Combined Financial Statements.

Non-GAAP Information Reconciliation-

Following is a reconciliation of “Operating Cash Cost” (see page 79) to GAAP cost of sales in millions of dollars and cents per pound in the table below:

	2007		2006		2005
	$ million	$ per unit	$ million	$ per unit	$ million	$ per unit
Cost of sales (including depreciation, amortization and depletion)—GAAP	$2,450.1	$1.898	$2,294.9	$1.668	$1,912.6	$1.266
Add:
Selling, general and administrative expenses	98.0	0.076	88.3	0.064	81.1	0.054
Treatment and refining charges	57.9	0.045	61.0	0.044	34.3	0.023
Less:
By-product revenue (1)	(2,023.7)	(1.568)	(1,547.1)	(1.124)	(1,478.0)	(0.979)
Depreciation, amortization and depletion	(327.9)	(0.254)	(275.1)	(0.200)	(277.2)	(0.184)
Workers’ participation	(310.9)	(0.241)	(271.5)	(0.197)	(219.2)	(0.145)
Royalty charge and other, net	(128.0)	(0.099)	(127.1)	(0.093)	(40.8)	(0.027)
Inventory change	(31.5)	(0.024)	(4.4)	(0.003)	33.0	0.022
Operating Cash Cost	$(216.0)	$(0.167)	$219.0	$0.159	$45.8	$0.030
Add by-product revenue	2,023.7	1.568	1,547.1	1.124	1,478.0	0.979
Operating Cash Cost, without by-product revenue	$1,807.7	$1.401	$1,766.1	$1.283	$1,523.8	$1.009
Total pounds of copper produced and purchased (in millions)	1,291.0		1,375.9		1,510.4

(1) Includes net by-product sales revenue and premiums on sales of refined products.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2007, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.6 million annually.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs metal price sensitivity factors would indicate estimated change in net earnings resulting from metal price changes in 2008 as provided in the table below.

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$7.6	$19.5	$1.4	$8.6

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures.  The Company generally does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper and zinc derivatives:

From time to time we enter into derivative instruments to protect a fixed copper, or zinc price for a portion of our metal sales.

In 2007 and 2006 we entered into copper collar and swaps contracts to protect a portion of our 2007 and 2006 sales of copper production.  Related to the settlement of these copper derivative instruments we recorded a gain of $10.9 million and a loss of $276.1 million in the 2007 and 2006, respectively.  These gains and losses were recorded in net sales in the consolidated combined statement of earnings.

In the third quarter of 2006 we entered into a zinc swap contract to protect a portion of the sale of zinc concentrates purchased during the recovery from a fire at the San Luis Potosi zinc refinery.  Related to the settlement of this contract we recorded in 2006, a loss of $0.2 million which was recorded in net sales in the consolidated combined statement of earnings.

We did not hold any copper or zinc derivative contracts at the end of December 2007.

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

Gas swaps:

In 2006 and 2007 we entered into gas swap contracts to protect part of our gas consumption as follows:

	2007	2006
Gas volume (MMBTUs)	900,000	3,650,000
Fixed price	7.5250	4.2668
Gain (loss) (in million)	$(0.9)	$6.3

The gains (losses) obtained were included in the production cost.  At December 31, 2007, we did not hold any open gas swap contracts.

Exchange rate derivatives, U.S. dollar / Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, during 2006 and 2007 we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.  In these contracts if the exchange rate settles at or below the barrier, we do not sell US dollars, if the exchange rate settles above the barrier price established in the contract we sell US dollars at the strike price established in the contract.

In 2007 and 2006 the exercise of these zero-cost derivative contracts resulted in gains of $8.1 million and $0.9 million, respectively, which were recorded as gain (loss) on derivative instruments in the consolidated combined statement of earnings.

At December 31, 2007 we held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during		Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$ 2.0	1st Quarter 2008	(*)	11.60	11.28
$ 2.0	1st Quarter 2008	(*)	11.28	10.70
$ 60.0	4th Quarter 2008		11.32	10.60

(*) These operations matured on January 3, 2008 and reported a gain of $0.1 million, which was recorded as unrealized gain on derivative instruments in the consolidated combined statement of earnings at December 31, 2007.

At December 31, 2007, the fair value of the above listed exchange rate derivative contracts was a gain of $0.5 million,which was recorded as gain on derivative instruments in the consolidated combined statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

In addition, at December 31, 2007 the Company held the following exchange rate derivative contract:

Amount	$53.0 million
Valuation date	$1.0 million weekly, through December 31, 2008
Peso/dollar exchange rate	11.2 pesos = $1.00

The above noted contract settles weekly, and if the Mexican peso/US dollar exchange rate is below 11.20 the counterparty to the contract, in this case Merrill Lynch Capital Services, Inc. (“MLCS”), will pay the Company 11.2 million Mexican pesos and the Company will pay MLCS $1.0 million.  If the Mexican peso/US dollar exchange rate is not below 11.20 MLCS will pay the Company 22.4 million Mexican pesos and the Company will pay MLCS $2.0 million.

Dual currency notes:

In 2007 we invested $560.0 million in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates.  Related to these investments we realized an exchange loss of $1.3 million, which was recorded as a loss on derivative instruments in the consolidated combined statement of earnings.

We earned interest of $2.1 million in 2007, which was recorded as interest income in the consolidated combined statement of earnings.

Interest Rate Swaps:

During 2005 the Company entered into short interest rate swap contracts to reduce its exposure to interest rate risk on certain of its floating rate bank obligations.  As a result of these positions, the Company recorded a net gain of $1.2 million in 2005. This gain was recorded in loss in derivatives instruments on the consolidated combined statement of earnings.  The Company did not hold any interest rate swap contracts during 2007 and 2006 and does not hold any open positions as of December 31, 2007.

Short-term investments:

Commencing in 2006 the Company began making short-term investments (90 days to 1 year) in leveraged, indexed instruments.  The balances of short-term investments were as follows (in millions):

	As of December 31,
Investment	2007	2006
3-month note, issued December 12, 2006, with extensions every 3 months up to a maximum of 12 months, and with an interest rate of 7% established by a pool of Mexican and Peruvian bond issues.	$—	$100.0
3-month note, issued December 12, 2006, with extensions every 3 months up to a maximum of 13 months and 5 days, with an interest rate of 7% established by a pool of Mexican and Peruvian bond issues.	—	100.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	—	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	—	20.0
300-day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	—	20.0
Short-term investment in securities issued by public companies with a weighted average interest rate of 5.07%.	117.9	—
Total	$117.9	$280.0

In addition to the 2006 investments, on January 19, 2007 we invested $100.0 million, in a 3-month note, with extensions every 3 months up to a maximum of 12 months and at an interest rate of 7.25%, established by a pool of Mexican and Peruvian bond issues.  This investment was liquidated on October 3, 2007.

Short-term investment in securities held as of December 31, 2007 consists of those investments available for sale and are issued by public companies.  Each security is independent of the others.  Current value of these investments is deemed to approximate fair value.

Some of the other investment instruments were indexed to SCC common stock prices while others were leveraged and indexed to certain bond pools.  Both types of instruments could have caused the principal of the investment to be reduced if the established ranges were breached.  Since the notes were not principal protected, the Company risked losing part or all of the initial investment.  These instruments had been deemed to contain embedded derivatives and had been subject to valuation using a binomial model.

Related to these short-term investments, the Company recorded losses of $81.0 million and $11.6 million in 2007 and 2006, respectively.  The losses on these short-term investments were recorded as loss on derivative instruments in the consolidated combined statement of earnings.

Additionally, the Company earned interest of $18.7 million and $9.3 million on these investments in 2007 and 2006, respectively, which were recorded in interest income in the consolidated combined statement of earnings.

Impact of New Accounting Standards

In December 2007, the FASB published SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51.  This statement addresses the reporting of minority interests in the results of the parent and provides direction for the recording of such interests in the financial statements. It also provides guidance for the recording of various transactions related to the minority interests, as well as certain disclosure requirements.

SFAS No. 160 will be effective for fiscal years, and interim periods after December 15, 2008; earlier adoption is prohibited and shall be applied prospectively.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company will adopt this pronouncement on January 1, 2009.

The adoption of this statement will cause some changes to our Company’s presentation of financial results and our statement of position.  However, these changes are not expected to be of a material nature.

In September 2006 the FASB published SFAS No. 157 “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements.  SFAS No. 157 was to be effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 6, 2008, the FASB issued a position paper that partially defers SFAS No. 157 for one year.  The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations and disclosures.

For a description of the impact of other new accounting standards, see Note 2, “Summary of Significant Accounting Policies—Impact of new accounting standards,” to our consolidated combined financial statements.

Item 8. Financial Statements and Supplementary Data

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)	2007	2006	2005

Net sales (2005 includes sales to affiliates of $28,357)	$6,085,672	$5,460,221	$4,089,145

Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,122,163	2,019,840	1,635,393
Selling, general and administrative	98,047	88,274	81,132
Depreciation, amortization and depletion	327,898	275,062	277,248
Exploration	40,212	22,704	24,356
Total operating costs and expenses	2,588,320	2,405,880	2,018,129

Operating income	3,497,352	3,054,341	2,071,016

Interest expense	(123,204)	(113,422)	(108,874)
Capitalized interest	14,717	27,951	22,509
Gain (loss) on derivative instruments	(73,711)	(11,595)	1,159
Loss on debt prepayments	(16,572)	(1,137)	(10,559)
Other income (expense)	30,759	(326)	(3,649)
Interest income	82,519	50,217	30,765

Earnings before income taxes and minority interest	3,411,860	3,006,029	2,002,367

Income taxes	1,185,261	959,087	589,744
Minority interest	10,229	9,302	12,475

Net earnings	$2,216,370	$2,037,640	$1,400,148

Per common share amounts:
Net earnings — basic and diluted	$7.53	$6.92	$4.76
Dividends paid	$6.80	$5.13	$2.90

Weighted average shares outstanding — basic and diluted	294,466	294,461	294,456

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31,	2007	2006
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,409,272	$1,022,778
Short-term investment	117,903	280,000
Accounts receivable trade (less allowance for doubtful accounts (2007 - $4,585 and 2006 - $5,948)	404,598	560,227
Accounts receivable — other (including affiliates 2007 - $1,644 and 2006 - $2,630)	58,180	46,199
Inventories	448,283	413,652
Deferred income tax — current portion	72,303	65,638
Other current assets	124,970	54,383
Total current assets	2,635,509	2,442,877

Property, net	3,568,311	3,538,295
Leachable material, net	220,243	231,516
Intangible assets, net	115,802	118,107
Deferred income tax non-current	—	14,549
Other assets	40,693	31,070
Total assets	$6,580,558	$6,376,414

LIABILITIES
Current liabilities:
Current portion of long-term debt	$160,000	$10,000
Accounts payable	255,070	271,064
Accrued income taxes	132,175	226,047
Due to affiliated companies	3,870	3,581
Accrued workers’ participation	313,251	299,892
Accrued Interest	37,325	37,140
Other accrued liabilities	25,499	11,847
Total current liabilities	927,190	859,571

Long-term debt	1,289,754	1,518,111
Deferred income taxes	219,501	194,759
Non-current taxes payable	154,721	—
Other liabilities and reserves	111,442	111,196
Asset retirement obligation	13,145	12,183
Total non-current liabilities	1,788,563	1,836,249

Commitments and contingencies (Note 14)

MINORITY INTEREST	16,685	13,989

STOCKHOLDERS’ EQUITY
Common stock par value $0.01; shares authorized: 2007 and 2006- 320,000,000; shares issued 2007 and 2006- 294,865,362	2,949	2,949
Additional paid-in capital	825,543	772,693
Retained earnings	3,220,857	3,010,307
Accumulated other comprehensive loss	(26,554)	(22,332)
Treasury stock, at cost, common shares	(174,675)	(97,012)
Total stockholders’ equity	3,848,120	3,666,605
Total liabilities, Minority Interest and Stockholders’ Equity	$6,580,558	$6,376,414

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

For the years ended December 31,	2007	2006	2005
(in thousands)

OPERATING ACTIVITIES
Net earnings	$2,216,370	$2,037,640	$1,400,148

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	327,898	275,062	277,248
Capitalized leachable material	(45,903)	(65,930)	(77,523)
Capitalized mine stripping	—	—	(38,886)
Loss on currency translation effect	12,052	5,758	8,885
Provision for deferred income taxes	66,596	(33,693)	(42,268)
Loss on short-term investments	81,006	11,595	—
Unrealized gain on derivative investments	(520)	—	—
Write-off unamortized financial cost	—	—	14,965
Minority interest	10,229	9,302	12,475
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	66,200	(217,991)	59,457
Inventories	(34,632)	(17,807)	(43,468)
Accounts payable and accrued liabilities	(229,189)	80,694	75,269
Other operating assets and liabilities	233,349	(25,317)	17,194
Net cash provided from operating activities	2,703,456	2,059,313	1,663,496

INVESTING ACTIVITIES
Capital expenditures	(315,741)	(455,818)	(470,636)
Purchase of short-term investments	(217,903)	(280,000)	(74,339)
Net proceeds from short-term investments	287,398	—	119,606
Other	267	10,532	(10,501)
Net cash used for investing activities	(245,979)	(725,286)	(435,870)

FINANCING ACTIVITIES
Debt incurred	—	389,192	993,717
Debt repaid	(78,600)	(33,146)	(1,151,940)
Capitalized debt issuance cost		(3,150)	(8,800)
Capital stock transaction — Minera Mexico	—	—	(7,438)
Dividends paid to common stockholders	(2,002,312)	(1,509,099)	(853,887)
Distributions to minority interest	(7,211)	(8,282)	(5,297)
Purchase of shares Minera Mexico	—	—	(30,276)
Other	(224)	185	(478)
Net cash used for financing activities	(2,088,347)	(1,164,300)	(1,064,399)

Effect of exchange rate changes on cash and cash equivalents	17,364	(22,952)	2,069

Increase in cash and cash equivalents	386,494	146,775	165,296
Cash and cash equivalents, at beginning of year	1,022,778	876,003	710,707

Cash and cash equivalents, at end of year	$1,409,272	$1,022,778	$876,003

	2007	2006	2005
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$130,633	$116,052	$80,286
Income taxes	$1,057,931	$1,031,511	$702,660
Workers Participation	$301,056	$173,296	$—
Supplemental schedule of non-cash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable	$—	$3,520	$—
(Increase) decrease in pension and other post-retirement benefits	$(3,266)	$1,160	$(849)
Impact of FASB 158 adoption	$—	$16,527	$—

Non cash transactions:
Common stock split:
Increase in Common stock	$—	$1,472	$—
Decrease in Additional paid-in capital	$—	$1,472	$—

The accompanying notes are an integral part of these consolidated combined financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For years ended December 31,	2007	2006	2005
(in thousands)

CAPITAL STOCK:
Balance at beginning of year:	$2,949	$2,949	$1,631
Issued in exchange for class A common stock	—	—	1,318
Balance at end of year	2,949	2,949	2,949

Class A Common Stock:
Balance at beginning of year			1,318
Exchanged for common stock	—	—	(1,318)
Balance at end of year	—	—	—

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	772,693	772,693	799,687
Net movement of the period	52,850	—	(26,994)
Balance at end of year	825,543	772,693	772,693

TREASURY STOCK:
Southern Copper Common shares
Balance at beginning of the year	(4,409)	(4,466)	(4,589)
Used for corporate purposes	49	57	123
Balance at end of period	(4,360)	(4,409)	(4,466)

Parent Company Common Shares
Balance at beginning of year	(92,603)	(80,368)	(72,897)
Purchase of shares	(77,712)	(12,235)	(7,471)
Balance at end of year	(170,315)	(92,603)	(80,368)

Treasury stock balance at end of year	(174,675)	(97,012)	(84,834)

RETAINED EARNINGS:
Balance at beginning of year	3,010,307	2,648,359	2,102,098
Net earnings	2,216,370	2,037,640	1,400,148
Net effect of change in accounting for Mine stripping cost, net of income tax	—	(166,593)	—
Cumulative effect of FIN No. 48 adoption	(3,508)	—
Dividends paid, Common stock, per share, 2007 - $6.80, 2006 — $5.13, 2005 - $2.90	(2,002,312)	(1,509,099)	(853,887)
Balance at end of year	3,220,857	3,010,307	2,648,359

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(22,332)	(13,090)	(13,653)
(Increase) decrease in pension and other post-retirement benefits	(3,266)	1,160	(849)
Net effect of the adoption of change in accounting for pensions and post retirement benefit obligations, net of income tax (SFAS No. 158)	—	(16,527)	—
Unrealized gain on equity securities	(956)	6,125	1,412
Balance at end of year	(26,554)	(22,332)	(13,090)

TOTAL STOCKHOLDERS’ EQUITY	$3,848,120	$3,666,605	$3,326,077

	2007	2006	2005
	(in thousands)
RETAINED EARNINGS:
Unappropriated	$1,788,735	$3,010,307	$2,648,359
Appropriated	1,432,122	—	—
Total retained earnings	$3,220,857	$3,010,307	$2,648,359

COMPREHENSIVE INCOME:
Net earnings	$2,216,370	$2,037,640	$1,400,148
Pension and post retirement benefits amounts recognized in net earnings	1,500	—	—
Other comprehensive income (loss)	(4,232)	(9,242)	563
Total comprehensive income	$2,213,638	$2,028,398	$1,400,711

The accompanying notes are an integral part of these consolidated combined financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The consolidated combined financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC”) and its subsidiaries as well as those of Minera Mexico, S.A. de C.V., (“Minera Mexico”) and its subsidiaries.  Effective April 1, 2005, SCC acquired substantially all of the outstanding common stock of Minera Mexico, as further described below.  Unless the context otherwise requires, the term “Company” refers to both SCC and Minera Mexico as consolidated (after March 31, 2005) or combined (prior to April 1, 2005).

Effective April 1, 2005, Grupo Mexico S.A.B. de C.V.(“Grupo Mexico”), through its subsidiary, Americas Mining Corporation (“AMC”) sold its approximately 99.15% shareholding in Minera Mexico to SCC in return for the issuance to AMC of 134.4 million new shares of common stock of SCC (see note 15).  The transaction resulted in Grupo Mexico increasing its indirect equity ownership in SCC to approximately 75.1% from its prior indirect interest of approximately 54.2%.  As part of this transaction, SCC paid a special transaction cash dividend of $100 million on March 1, 2005.  On October 20, 2005, the Company’s board of directors approved the acquisition of 6.4 million shares of Minera Mexico from Grupo Mexico.  The acquired shares represented 0.81833% of the outstanding Minera Mexico shares and were purchased for $30.3 million.  This acquisition increased the Company’s holding in Minera Mexico to 99.95%.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation and combination—

The consolidated combined financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with FAS No. 94 Consolidation of All Majority-Owned Subsidiaries.  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  As mentioned above, the financial statements also reflect the combination of SCC and Minera Mexico on a historical cost basis in a manner similar to a pooling of interests.

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

These provisional pricing arrangements are accounted as an embedded derivative instrument under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”).  The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms.  Net sales include the invoiced value and corresponding fair value adjustment of the related forward contract of copper, zinc, silver, molybdenum, acid and other metals.

Shipping and handling fees and costs—

Amounts billed to customers for shipping and handling, are classified as sales.  Amounts incurred for shipping and handling are included in cost of sales (exclusive of depreciation, amortization and depletion).

Cash and cash equivalents—

Cash and cash equivalents include bank deposits, certificates of deposit and short term investment funds with original maturities of three months or less at the date of purchase.  The carrying value of cash and cash is equivalent to its fair value.

Short-term investments—

Short-term investments consist primarily of interest bearing instruments with original maturities greater than 90 days but less than one year.  These deposits are held to maturity and carried at cost. Due to the short term nature of the investments, cost is deemed to approximate fair value.

Inventories—

Metal inventories, consisting of work-in-process and finished goods, are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude selling, general and administrative costs.

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

Mine development—

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

There is a diversity of practices in the mining industry in the treatment of drilling and other related costs to delineate new ore reserves.  The Company follows the practices delineated in the next two paragraphs in its treatment of drilling and related costs.

Drilling and other associated costs incurred in the Company’s efforts to delineate new resources, whether near-mine or Greenfield are expensed as incurred.  These costs are classified as mineral exploration costs.  Once the Company determines through feasibility studies that proven and probable reserves exist and that the drilling and other associated costs embody a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflow, then the costs are classified as mine development costs.  These mine development costs incurred prospectively to develop the property are capitalized as incurred, until the commencement of production, and are amortized using the units of production method over estimated life of the ore body.  During the production stage, drilling and other related costs incurred to maintain production are included in production cost in the period in which they are incurred.

Drilling and other related costs incurred in the Company’s efforts to delineate a major expansion of reserves at an existing production property are expensed as incurred.  Once the Company determines through feasibility studies that proven and probable incremental reserves exist and that the drilling and other associated costs embody a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflow, then the costs are classified as mine development costs.  These incremental mine development costs are capitalized as incurred, until the commencement of production and amortized using the units of production over the estimated life of the ore body.  A major expansion of reserves is one that increases total reserves at a property by approximately 10%.

For the years ended December 31, 2007, 2006 and 2005 the Company did not capitalize any drilling and related costs.  The net balance of capitalized mine development costs at December 31, 2007 and 2006 were $48.7 million and $54.4 million, respectively.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years.  The current price per pound of copper, as defined, was $2.66, $2.02 and $1.26 at the end of 2007, 2006 and 2005, respectively.

The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Income taxes—

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in SFAS No. 109, “Accounting for Income Taxes”.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely than not to be realized.

The Company classifies income tax-related interest and penalties as income taxes in the financial statements.

In preparing SCC’s financial statements, the Company recognizes income taxes in each of the jurisdictions in which it operates.  For each jurisdiction, the Company estimates the actual amount of currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in rate is recognized in income in the period that the change is enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.  In determining the amount of the valuation allowance, the Company considers estimated future taxable income as well as feasible tax planning strategies in each jurisdiction.  If the Company determines that it will not realize all or a portion of its deferred tax assets, the Company will increase its valuation allowance with a charge to income tax expense.  Conversely, if the Company determines that it will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

Foreign exchange—

The Company’s functional currency is the U.S. dollar.  As required by local law, both the Peruvian Branch and Minera Mexico maintain their books of account in Peruvian nuevos soles and Mexican pesos, respectively.

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

Gains and losses resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” and amounted to $(12.1) million, $(5.8) million, and $(8.9) million in 2007, 2006 and 2005, respectively.

Derivative instruments—

The Company utilizes certain types of derivative financial instruments to enhance its ability to manage risks that exist as part of its ongoing business operations.  Derivative contracts are reflected as assets or liabilities in the consolidated balance sheet at their fair value.  The estimated fair value of the derivatives is based on market and/or dealer quotations and in certain cases valuation modeling.  From time to time the Company has entered into copper and zinc swap contracts to protect a fixed copper and zinc price for portions of its metal sales, hedging contracts to fix power prices for a portion of its production costs, interest rate swap agreements to hedge the interest rate risk exposure on certain of its bank obligations with variable interest rates and currency swap arrangements to ensure Mexican peso/ U.S. dollar conversion rates.  Gains and losses related to copper and zinc hedges are included in net sales, gain and losses related to power costs are included in cost of sales, all other gains and losses on derivative contracts are included in “Gain (loss) on derivative contracts” in the consolidated combined statement of earnings.

Asset impairments—

We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using a long-term average copper price of $1.80 per pound of copper and an average molybdenum price of $12.00 per pound, along with near-term price forecast, for 2008 through 2010, reflective of the current price environment, for our impairment tests. We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the asses are recoverable and measure any impairment by reference to fair value. Should estimates of future copper and molybdenum prices decrease significantly, impairments could result.

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2007, 2006 and 2005, the components of “other comprehensive income (loss)” were the additional minimum liability for employee benefit obligations, the change in fair value of investments available for sale and the adjustment necessary to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Business segments—

Company management views Southern Copper as having three operating segments and manages on the basis of these segments. The significant increase in the price of molybdenum over the past three years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments.  The segments identified by the Company are: 1) Peruvian operations, which include the two open pit copper mines in Peru and the plants and services supporting such mines.  2) Mexican open pit mines, which include La Caridad and Cananea mine complexes and their supporting facilities.  3) The Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine, and several industrial processing facilities.

The Chief Operating Officer of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

Adoption of new accounting principle—

Effective January 1, 2006, the Company adopted Emerging Issues Task Force, consensus 04-6, which states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced.  Accordingly, the Company reversed $289.4 million of net cumulative stripping cost as of December 31, 2005 and recorded a net charge of $166.6 million to retained earnings after recognition of workers’ participation and tax benefits of $122.8 million.  Amortization of mine stripping for the year 2005, amounted to $467.5 million and is included in “Depreciation, amortization and depletion” in the Company’s statement of earnings.

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (FIN No. 48). See note 8 “Income Taxes.”

Effective December 31, 2006 the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” See note 12 “Benefit Plans.”

New accounting pronouncements—

In December 2007, the FASB published SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51. This statement addresses the reporting of minority interests in the results of the parent and provides direction for the recording of such interests in the financial statements. It also provides guidance for the recording of various transactions related to the minority interests, as well as certain disclosure requirements.

SFAS No. 160 will be effective for fiscal years, and interim periods after December 15, 2008, earlier adoption is prohibited and shall be applied prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company will adopt this pronouncement on January 1, 2009.

The adoption of this statement will have some changes on the Company’s presentation of financial results and statement of position.  However, these changes are not expected to be of a material nature.

In December 2007, the FASB published SFAS No. 141-R, which replaces SFAS No. 141, “Business Combinations.” This statement improves the reporting of information about a business combination and its effects. This statement establishes principles and requirements for how the acquirer will recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition.  Also, the statement determines the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase, and finally, determines the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No 141-R will be effective for all business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008, earlier adoption is prohibited. The Company will adopt this pronouncement on January 1, 2009.

In February 2007 the FASB published SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense.  This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

SFAS No. 159 will be effective for all fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact this statement will have on its financial position, results of operations and disclosures, should the Company elect to measure certain financial instruments at fair value.

In September 2006 the FASB published SFAS No. 157 “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 was to be effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 6, 2008, the FASB issued a position paper that partially defers SFAS No. 158 for one year. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations and disclosures.

NOTE 3- SHORT-TERM INVESTMENTS

Commencing in 2006 the Company began making short term investments (90 days to 1 year) in leveraged, indexed instruments.  The balances of short-term investments were as follows (in millions):

	As of December 31,
Investment	2007	2006
3-month note, issued December 12, 2006, with extensions every 3 months up to a maximum of 12 months, and with an interest rate of 7% established by a pool of Mexican and Peruvian bond issues.	$—	$100.0
3-month note, issued December 12, 2006, with extensions every 3 months up to a maximum of 13 months and 5 days, with an interest rate of 7% established by a pool of Mexican and Peruvian bond issues.	—	100.0
180-day note, maturing June 12, 2007 with an interest rate of 6%, with barrier range of $37.669 and $69.957 of SCC stock price, NYSE symbol PCU.	—	40.0
180-day note, maturing June 28, 2007 with an interest rate of 6%, with barrier range of $38.738 and $71.942 of SCC stock price, NYSE symbol PCU.	—	20.0
300-day note, maturing December 24, 2007 with an interest rate of 3.6%, with barrier range of $50.00 and $75.00 of SCC stock price, NYSE symbol PCU.	—	20.0
Short-term investment in securities issued by public companies with a weighted average interest rate of 5.07%.	117.9	—
Total	$117.9	$280.0

In addition to the 2006 investments, in January 2007 the Company invested $100.0 million in a 3-month note, with extensions every 3 months up to a maximum of 12 months, at an interest rate of 7.25% established by a pool of Mexican and Peruvian bond issues.  This investment was liquidated on October 3, 2007.

Short-term investment in securities held as of December 31, 2007 consists of those investments available for sale and issued by public companies.  Each security is independent of the others.  Current value of these investments is deemed to approximate fair value.

Some of the other investment instruments were indexed to SCC common stock prices while others were leveraged and indexed to certain bond pools.  Both types of instruments could have caused the principal of the investment to be reduced if the established ranges were breached.  Since the notes were not principal protected the Company risked losing part or all of the initial investment.  These instruments had been deemed to contain embedded derivatives and had been subject to valuation using a binomial model.

Related to these investments, the Company recorded losses of $81.0 million and $11.6 million in 2007 and 2006, respectively.  The losses on these short-term investments were recorded as loss on derivative instruments in the consolidated combined statement of earnings.

Additionally, the Company earned interest of $18.7 million and $9.3 million on these investments in 2007 and 2006, respectively, which were recorded in interest income in the consolidated combined statement of earnings.

NOTE 4-INVENTORIES:

	As of December 31,
(in millions)	2007	2006
Metals:
Finished goods	$65.7	$116.1
Work-in-process	140.7	121.9
Supplies	241.9	175.7
Total inventories	$448.3	$413.7

NOTE 5-PROPERTY:

	As of December 31,
(in millions)	2007	2006
Buildings and equipment	$6,126.9	$5,569.1
Construction in progress	309.8	625.8
Mine development	263.2	261.1
Land, other than mineral	74.2	73.6
Total property	$6,774.1	6,529.6
Accumulated depreciation, amortization and depletion	(3,205.8)	(2,991.3)
Total property, net	$3,568.3	$3,538.3

Depreciation, amortization and depletion expense for the years ended December 31, 2007, 2006 and 2005 amounted to $263.8 million, $221.9 million and $201.1 million, respectively.

NOTE 6-CAPITALIZED LEACHABLE MATERIAL COST:

	As of December 31,
(in millions)	2007	2006
Capitalized leachable material	$374.4	$323.8
Accumulated amortization	(154.1)	(92.3)
Capitalized leachable material, net	$220.3	$231.5

Amortization of leachable material is included in “Depreciation, amortization and depletion” and amounted to $61.8 million, $50.4 million and $5.7 million in 2007, 2006 and 2005, respectively.

The Company’s policy of deferring leachable material cost increased (decreased) operating costs by $10.1 million, $(19.3) million and $(68.0) million in 2007, 2006, and 2005, respectively, as compared to what such amounts would have been if the Company expensed leachable material costs as incurred.

NOTE 7-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2007	2006
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
	127.2	127.2
Accumulated amortization	(28.4)	(26.1)
Goodwill	17.0	17.0
Intangible assets, net	$115.8	$118.1

Amortization of intangibles was $2.3 million, $2.7 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The estimated aggregate amortization expense for intangibles is $14.2 million for the years 2008 through 2012, approximately $2.8 million per year.

NOTE 8-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year ended December 31,
(in millions)	2007	2006	2005
U.S. federal and state:
Current	$79.8	$(4.0)	$13.4
Deferred	(48.3)	22.8	—
	31.5	18.8	13.4
Foreign (Peru and Mexico):
Current	1,038.8	996.7	618.6
Deferred	115.1	(56.4)	(42.3)
	1,153.9	940.3	576.3
Total provision for income taxes	$1,185.4	$959.1	$589.7

The source of income tax is as follows:

	For the years ended December 31,
(in millions)	2007	2006	2005
Earnings by location:
U.S.	$13.5	$12.1	$5.2
Foreign (Peru and Mexico)	3,398.4	2,993.9	1,997.2
Earnings before taxes on income and minority Interest	$3,411.9	$3,006.0	$2,002.4

The reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2007	2006	2005
Expected tax	30.0%	30.0%	30.0%

Effect of income taxed at a rate other than the statutory rate	(1.0)	0.4	1.5
Dividends	2.7	—	4.1
Permanent differences	1.0	1.8	0.7
Effect of tax rate change in Mexico	—	(0.1)	(2.5)
Loss of tax benefits upon corporate reorganization	—	—	(1.8)
Peru tax on net income deemed distributed	1.4	1.4	1.5
Reduction in valuation allowance	—	(2.7)	—
Adjustment to deferred taxes	—	2.9	—
Other	0.6	(1.8)	(4.1)
Effective income tax rate	34.7%	31.9%	29.4%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States, each of which has a different statutory rate for 2007.  The statutory income tax rates for Peru are 30% for the three years presented above, for Mexico the statutory rates are 28%, 29% and 30% for the years 2007, 2006 and 2005, respectively, and for the United States 35% for the three years presented.  The expected rate used above is the statutory tax rate for Peru.

The Company has chosen to use this rate for this reconciliation because the Peruvian income tax provision is the largest component of tax expense for each of the three years presented.  In addition, it is the rate applicable to Mexico for the year 2005.  For all of the years presented, both SCC and Minera Mexico filed separate tax returns in their respective tax jurisdictions.  Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as the impact of changes in statutory tax rates, and income and expense items, which are nondeductible or nontaxable.  Some permanent differences relate specifically to SCC such as the allowance in the U.S for percentage depletion.

A special in depth analysis of Peruvian and U.S. deferred taxes resulted in the above “Adjustment to deferred taxes” in 2006.  The impact of the change in the valuation allowance reflects the change in valuation allowances for the combined companies.  See the “Out of period adjustment” discussion in this note for further details regarding these two adjustments.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards.

	As of December 31,
(in millions)	2007	2006
Assets:
Inventories	$14.3	$3.2
Capitalized exploration expenses	11.7	—
Capitalized mine stripping	—	40.7
Foreign tax credit carryforwards	2.9	102.4
AMT credit carryforward	27.6	29.2
Unrealized loss on short-term investment	9.9	—
Reserves	79.2	—
Tax loss carryforward	0.1	—
Other accrued expenses	—	86.0
Other	26.7	31.7
Total deferred tax assets	172.4	293.2
Liabilities:
Property, plant and equipment	(221.1)	(315.1)
Deferred charges	(83.9)	(77.1)
Other	(14.5)	(15.7)
Total deferred tax liabilities	(319.5)	(407.9)

Total net deferred tax assets / (liabilities)	$(147.1)	$(114.7)

U.S. Tax Matters—

U.S. income taxes are not accrued for the unremitted earnings of foreign subsidiaries that have been or are intended to be invested indefinitely.  The Company has not established a U.S. deferred tax liability for $1.6 billion in unremitted earnings as of December 31, 2007.  It is not practicable to estimate an amount of tax that could be payable if there was a remittance of the earnings that are to be permanently reinvested.

At December 31, 2006, the foreign tax credit (FTC) carryforward available to reduce possible future U.S. income tax approximated $102.4 million.  Primarily as a result of the $957.0 cash dividend in 2007 from its Minera Mexico subsidiary 100% of the FTC carryforwards at December 31, 2006 were utilized in 2007.

Without the benefit of these carryovers, in 2007 the Company would have had to pay a U.S. current cash tax of approximately $90.0 million on the dividend income in 2007.  The additional U.S. tax on the dividend from Mexico is the result of the rate differential between the U.S. federal tax rate and the Mexican effective tax rate.  At December 31, 2007 $2.9 million of FTC’s remained available for carryforward.  This credit can be carried forward for 10 years.  It will expire without benefit, if not utilized by 2018.

At December 31, 2007, the minimum tax credit carryforward available is $27.6 million.  The minimum tax credit is not subject to expiration.

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

Mexican Tax Matters—

On October 1, 2007, the Mexican government enacted a new law, which generally takes effect on January 1, 2008.  The law introduces a flat tax, which replaces Mexico’s asset tax and will apply along with Mexico’s regular income tax.  In general Mexican companies are subject to paying the greater of the flat tax or the income tax.  As of December 31, 2007, this tax law change does not have an effect on the Company’s deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and 17.5% in 2010 and the following years.  Although the flat tax is defined as a minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

The Mexican income tax law as amended reduced the income tax rate to 30% in 2005, 29% in 2006 and to 28% in 2007, where it is expected to remain in the foreseeable future.

Out of period adjustment—

In 2006, the Company completed a comprehensive deferred tax analysis.  This analysis was performed as of December 31, 2005, 2004 and 2003.  The result of this analysis was an increase in deferred tax liabilities of $85.4 million and a release of valuation allowance of $81.2 million.  The net effect of this analysis was $4.2 million of additional tax expense in 2006.

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

The combined net effect of the deferred tax analysis was an increase in the total income tax expense of $4.2 million.  This adjustment was recorded as part of income tax expense in 2006.  The Company accounted for this adjustment as an out of period adjustment as it falls below the materiality levels established in the Company’s SAB 108 analysis.

FIN No. 48 — Accounting for Uncertainty in Income Taxes

Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (FIN 48) was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards (SFAS) No. 109.  FIN 48 became effective for the Company on January 1, 2007 and prescribes a comprehensive model for the recognition, measurement, financial statement presentation and disclosure of uncertain tax positions taken or expected to be taken in a tax return.  FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company classifies income tax-related interest and penalties as income taxes in the financial statements.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $42.6 million at December 31, 2007 and $25.4 million at January 1, 2007.  These amounts relate entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.

The total amount of unrecognized tax benefits in 2007 were as follows:

Unrecognized tax benefits, opening balance	$32.0
Adjustment to unrecognized tax benefits at implementation	84.1
Gross increases — tax positions in prior period	11.5
Gross decreases — tax positions in prior period	(10.1)
Gross increases — current-period tax positions	18.8
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits, ending balance	$136.3

The increase in the unrecognized tax benefit of $20.2 million includes individually insignificant increases and decreases in the current and prior year tax positions.  The “adjustment to unrecognized tax benefits at implementation” is necessary because there was an incorrect netting of foreign tax credit carryforwards with the unrecognized tax benefits at implementation.

The Company’s tax provision for the year ended December 31, 2007 included interest of $5.2 million.  As of December 31, 2007 and January 1, 2007, the Company’s liability for uncertain tax positions included accrued interest of $19.1 million and $13.9 million, respectively.  The financial statements include no penalties because management expects no penalties to apply to the resolution of any of its uncertain tax positions.

Various tax positions are currently under review by the U.S. Internal Revenue Service (“IRS”) Appeals and Examination Offices.  It is not likely that this review will result in a cash payment within the twelve months preceding December 31, 2008.

Such positions include the determination of appropriate depreciation periods for fixed assets, the capitalization of costs to the copper inventory inherent in leachable dumps, and percentage depletion deductions.

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

The IRS has also questioned the value of services rendered by a subsidiary company of Minera Mexico, Servicios de Apoyo Administrativo, S.A. de C.V., and seeks to disallow a portion of the fees paid.

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

As of December 31, 2007, Management did not expect that a final resolution of the IRS review would result in a significant change in the Company’s liability.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2007.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:	2003 and all following years (years 1997 through 2002 have been examined by the Peruvian tax authority and the issues raised are being contested; no new issues can be raised for these years)
U.S.:	1997 and all following years
Mexico:	2002 and all following years

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

The provision for workers’ participation is included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated combined statement of earnings.  For the years ended December 31, 2007, 2006 and 2005, workers’ participation expense was $310.9 million, $271.5 million and $219.1 million, respectively.

NOTE 10-ASSET RETIREMENT OBLIGATION

In 2005 the Company added an estimated asset retirement obligation for its mining properties in Peru, as required by the Mine Closure Law, enacted in 2003 and regulated in 2005.  In accordance with the law, a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006.  According to regulations, the plan was subject to review by MEM for 45 days.  After the MEM review the Company will have 90 days to prepare and resubmit the mine closure plan, including costs, which will then be subject to MEM approval and open to public discussion and comment in the area of the Company operations.  The Company is still awaiting MEM’s initial review.  However, as of December 31, 2007, the Company has made an estimated provision of $6.4 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.  Based on this estimated cost, the Company recorded an additional asset retirement liability in 2005 of $5.2 million, which increased its previously recorded asset retirement liability to $11.2 million. This increased net property by $4.6 million.

The following is a reconciliation of the asset retirement obligation for the two years ended December 31, 2006 and 2007 (in millions):

Balance January 1, 2006	$11.2
Additions, changes in estimates	—
Accretion expense	1.0

Balance, December 31, 2006	12.2
Additions, changes in estimates	—
Accretion expense	0.9

Balance, December 31, 2007	$13.1

NOTE 11-FINANCING:

Long term debt:

		As of December 31,
(in millions)		2007	2006
SCC:
6.375%	Notes due 2015 ($200 million face amount, less unamortized discount of $0.9 million and $0.9 million at December 31, 2007 and 2006, respectively)	$199.1	$199.1
7.500%	Notes due 2035 ($1,000 million face amount, less unamortized discount of $15.8 million and $16.0 million at December 31,2007 and 2006, respectively)	984.2	984.0
6.08%	Mitsui credit agreement due 2013 (Japanese LIBO rate plus 1.25% (6.60% at December 31, 2006)	60.0	70.0
Minera Mexico:
8.25%	Yankee bonds—Series A due 2008	150.0	150.0
9.25%	Yankee bonds—Series B due 2028	56.4	125.0
Total debt		1,449.7	1,528.1
Less, current portion		(160.0)	(10.0)
Total long-term debt		$1,289.7	$1,518.1

In 1998, Minera Mexico issued $500 million of unsecured debt, which are referred to as Yankee bonds.  These bonds were offered in two series: Series A for $375 million, with an interest rate of 8.25% and a 2008 maturity, and Series B for $125 million, with an interest rate of 9.25% and a 2028 maturity date.  During 2007, the Company repurchased $68.6 million of the Series B bonds and during 2006 the Company repurchased $23.3 million of the Series A bonds.  In connection with these purchases the Company paid premiums of $16.6 million and $1.1 million, in 2007 and 2006, respectively, which are included in the consolidated combined statement of earnings on the line “Loss on debt prepayments.”  The bonds contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2007, Minera Mexico is in compliance with this covenant.

In 1999, SCC entered into a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO for this loan at December 31, 2007 was 4.83%).  The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2007, the Company is in compliance with these covenants.

In 2005, the Company prepaid a Minera Mexico $600 million Citibank credit facility.  In connection with the prepayment of this facility, the Company wrote off $10.2 million of deferred financing costs which is recorded in the consolidated combined statement of earnings on the line “Interest expense.”

In January 2005, the Company signed a $200 million credit facility with a group of banks led by Citibank, N.A.  Proceeds of this credit facility were used to prepay $199 million of the outstanding bonds of the Company’s Peruvian bond program.  The Company capitalized $2.8 million of costs associated with this facility.  The Company paid a prepayment penalty of 1%, or $2.0 million, to the Peruvian bondholders.  Additionally, the Company wrote off $2.3 million of previously capitalized bond issuance cost.  The $2.0 million penalty and the $2.3 million amortization of bond issuance costs are included in the earnings statement under “Loss on debt prepayments” and “Interest expense”, respectively.  On July 28, 2005 this credit facility was repaid and the Company wrote off $2.5 million of deferred financing cost.

On July 27, 2005 the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and are included in “Other assets”, non-current on the consolidated balance sheet.  The net proceeds from the issuance and sale of the notes were used to repay outstanding indebtedness of the Company’s Peruvian and Mexican operations under its $200 million and $600 million ($480 million outstanding) credit facilities, respectively, and the balance was used for general corporate purposes.  The Company filed a Registration Statement on Form S-4 with respect to these notes on October 28, 2005.  On January 3, 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035.  In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $590.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating.  At December 31, 2007 the Company is in compliance with these covenants.

On May 9, 2006, the Company issued an additional $400 million 7.5% notes due 2035.  These notes are in addition to the $600 million of existing 7.5% notes due 2035 that were issued in July 2005.  The current transaction was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond.  The original issue in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond.  The notes are rated Baa2 by Moody’s, BBB- by Standard & Poor’s, and BBB- by Fitch. The notes were issued at a discount of $10.8 million. The Company capitalized $3.2 million of cost associated with this facility and is included in “Other assets, net” non-current on the consolidated balance sheet. The Company used proceeds from the May 2006 issuance for its expansion programs.

The notes issued in July 2005 and the new notes issued in May 2006 are treated as a single series of notes under the indenture, including for purposes of covenants, waivers and amendments.  The Company has registered these notes under the Securities Act of 1933, as amended.

Aggregate maturities of the outstanding borrowings at December 31, 2007, are as follows:

(in millions)
Year	Principal Due
2008	$160.0
2009	10.0
2010	10.0
2011	10.0
2012	10.0
Thereafter	1,266.4
Total	$1,466.4

Total debt maturities do not include the debt discount valuation account of $16.7 million.

At December 31, 2007 and 2006, other assets included $6.8 million and $7.3 million, respectively, held in escrow accounts as required by the Company’s loan agreements. The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2007 and 2006, the balance of capitalized debt issuance costs was $11.8 million and $12.6 million, respectively.  Amortization charged to interest expense was $0.8 million, $1.6 million and $4.1 million in 2007, 2006 and 2005, respectively.

NOTE 12-BENEFIT PLANS:

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  The Company adopted this standard as of December 31, 2006.

SCC Defined Benefit Pension Plans.

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

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	Year ended December 31,
(in millions)	2007	2006	2005
Interest cost	$0.6	$0.6	$0.6
Expected return on plan assets	(0.5)	(0.5)	(0.5)
Amortization of net loss	0.1	0.1	—
Net periodic benefit cost	$0.2	$0.2	$0.1

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12.4	$11.9
Interest cost	0.6	0.7
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	(0.5)	0.7
Projected benefit obligation at end of year	$11.6	$12.4

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12.0	$12.4
Actual return on plan assets	0.8	0.5
Employer contributions	0.5	—
Benefits paid	(0.9)	(0.9)
Administrative expenses	—	—
Fair value of plan assets at end of year	$12.4	$12.0

Funded Status at end of year:	$0.8	$(0.4)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	$0.8	—
Current liabilities		—
Non current liabilities	—	$0.4
Total	$0.8	$0.4
SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain) net of income tax	$1.8	$2.4
Prior service cost (credit)	—	—
Transition obligation (asset)	—	—
Total (net of income tax of $1.0 million and $1.3 million, respectively)	$1.8	$2.4

The following table summarized the changes in accumulated other comprehensive income for the year ended December 31, 2007 related to our pension and post-retirement plans (net of income tax in million):

	As of December 31,
(in millions)	2007	2006
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$2.4	$—

Effect of adopting FAS 158	—	2.4
Net loss/(gain) amortized during the year	(0.6)	—
Net adjustment to acccumulated other comprehensive income	(0.6)	2.4

Accumulated other comprehensive income at end of plan year	$1.8	$2.4

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2007 (net of income tax, in millions):

	As of December 31,
(in millions)	2007	2006
Amortization of prior service cost (credit)	—	N/A
Amortization of net losses	(0.1)	N/A
Total amortization expenses	$(0.1)	N/A

The assumptions used to determine the pension obligation and seniority premiums as of year end and net cost in the ensuing year were:

	2007	2006	2005
Discount rate	6.25%	5.50%	5.50%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected Benefit Payments
Year	(in millions)
2008	$0.9
2009	0.9
2010	0.9
2011	0.9
2012	0.9
2013 to 2016	4.5
Total	$9.0

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in commingled stock and bond funds.

The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors we expect our assets will earn an average of 4.5% per annum assuming our long-term mix will be consistent with our current mix and an assumed discount rate of 6.25%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

SCC Post-retirement Health Care Plan—

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the then in effect post-retirement health care plan of Asarco, a former shareholder of the Company and a subsidiary of Grupo Mexico, which offered substantially the same benefits and required the same contributions.  As a result of the Chapter 11 proceedings, Asarco is no longer managing the plan.  The Company has assumed management of the plan and is currently providing health benefits to retirees.  The plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, as amended by SFAS No. 158.

The components of net period benefit costs are as follows:

	Year ended December 31,
(in millions)	2007	2006	2005
Service cost	$—	$—	$—
Interest cost	0.1	0.1	0.1
Net periodic benefit cost	$0.1	$0.1	$0.1

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1.4	$1.4
Interest cost	0.1	0.1
Plan Amendments	—	—
Benefits paid	(0.1)	(0.1)
Actuarial (gain) or loss	(0.1)	—
Benefit obligation at end of year	$1.3	$1.4

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(1.3)	$(1.4)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	—	—
Current liabilities	(0.1)	(0.1)
Non current liabilities	(1.2)	(1.3)
Total	$(1.3)	$(1.4)

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$0.4	$0.4
Prior service cost (credit)	(0.3)	(0.3)
Total (net of income tax)	$0.1	$0.1

The following table summarized the changes in accumulated other comprehensive income for the year ended December 31, 2007 related to our pension and post-retirement plans (pre-tax in million):

	As of December 31,
(in millions)	2007		2006
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year:	$0.1		$—

Effect of adopting FAS 158	—		0.1
Net loss/gain amortized during the year	(*	)	—
Net adjustment to accumulated other comprehensive income	(*	)	0.1

Accumulated other comprehensive income at end of plan year	$0.1		$0.1

(*) less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2007 (net of income tax, in millions):

	As of December 31,
(in millions)	2007	2006
Amortization of prior service cost (credit)	$0.1	N/A
Amortization of net losses	(0.1)	N/A
Total amortization expenses	$—	N/A

The discount rate used in the calculation of other post-retirement benefits and cost as of December 31, 2007 and 2006 was 6.25% and 5.5%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2008	$0.1
2009	0.1
2010	0.1
2011	0.1
2012	0.1
2013 to 2016	0.3
Total	$0.8

For measurement purposes, a 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007.  The rate is assumed to decrease gradually to 5% for 2013 and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amount reported for the health care plan.  A one percentage-point change in assumed health care trend rate would not have a significant effect.

Minera Mexico Defined Benefit Pension Plans—

Minera Mexico has established for its salaried employees a defined contribution benefit pension plan.  This plan is in addition to benefits granted by the Instituto Mexicano de Seguro Social (IMSS).  Under this plan, the Company will make yearly matching contributions equaling 3% of participating employee’s base salary.  Related to this, the Company recorded a contribution expense of $0.7 million and $1.1 million in 2007 and 2006, respectively. The defined contribution plan liability was $3.4 million and $4.1 million in 2007 and 2006, respectively.

The benefits earned in the Company’s defined benefit plan are based on salaries adjusted by inflation.  As Mexico has experienced a period of low inflation in recent years, the benefits earned from the IMSS have exceeded those earned from the Company’s non-contributory defined benefit plan.  Due to this fact, and due to the fact that the Company wants to assure the economic well being of its retired employees, the Company decided in 2006 to create a new defined contribution plan.  Certain groups of salaried employees agreed to transfer from the non-contributory defined benefit plan to the new defined contribution plan.  Benefits earned by participating employees as of January 1, 2006 were transferred into the new defined contribution plan.  The initial transfer of benefits from the non-contributory defined benefit plan to the new defined contribution plan equaled $13.7 million.

In 2006 the change in plan was accounted for as a settlement under SFAS88, “Employee’s Accounting for Settlements and Curtailments of Deferred Benefit Pension Plans and for Termination Benefits”.  The Company recorded a $1.7 million settlement gain in relation to the change in plan.

Minera Mexico has established for its union employees a non-contributory defined benefit pension plan. This plan is in addition to benefits granted by IMSS.

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2007	2006	2005
Interest cost	$2.2	$1.8	$2.9
Service cost	2.2	2.1	2.6
Expected return on plan assets	(3.1)	(2.0)	3.1
Amortization of transition assets, net	(0.1)	—	(0.2)
Recognized net actuarial loss	(0.2)	—	0.2
Settlement (Gain)	—	(1.7)	—
Amortization of prior services cost	0.2	—	—
Net period benefit cost	$1.2	$0.2	$8.6

The change in benefit obligation and plan assets are as follows:

	December 31,
(in millions)	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36.1	$42.1
Service cost	2.2	2.1
Interest cost	2.2	1.8
Actuarial (loss) gain, net	—	3.9
Amendments	—	3.2
Settlements	—	(14.7)
Benefits paid	(0.7)	(1.7)
Inflation adjustment	—	(0.6)
Projected benefit obligation at end of year	$39.8	$36.1

Change in plan assets:
Fair value of plan assets at beginning of year	$33.6	$36.6
Actuarial return on plan assets	7.5	11.9
Employer contribution	—	(0.7)
Benefits paid	(0.5)	(0.5)
Other transfer	(0.4)	(13.7)
Fair value of plan assets at end of year	$40.2	$33.6

Funded status	$0.4	$(2.5)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	$0.4	—
Current liabilities	—	—
Non current liabilities	—	(2.5)
Total	$0.4	$(2.5)

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(4.8)	$(2.1)
Prior service cost (credit)	1.2	1.3
Transition Obligation (asset)	(0.2)	(0.2)
Total (net of income tax of $2.3 million and $4.0 million, respectively)	$(3.8)	$(1.0)

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, 2007 related to our pension and post-retirement plans (net of income tax in millions):

	As of December 31,
(in millions)	2007	2006
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year:	$(1.0)	$—

Effect of adopting FAS 158	—	(1.0)
Amortization of transition obligation (asset)	(* )	—
Prior services cost amortized during the year	0.1	—
Net loss/gain amortized during the year	(0.1)	—
Net gains occurring during the year.	(2.7)	—
Currency exchange rate changes	(0.1)	—
Net adjustment to accumulated other comprehensive income	(2.8)	(1.0)

Accumulated other comprehensive income at end of plan year	$(3.8)	$(1.0)

(*)   Amount less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2007 (net of income tax, in millions):

	As of December 31,
(in millions)	2007	2006
Amortization of transition asset	(0.1)	N/A
Amortization of net losses	(0.2)	N/A
Amortization of prior services cost	0.2	N/A
Total amortization expenses	(0.1)	N/A

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2007	2006	2005
Weighted average discount rate	8.0%	10.0%	10.0%
Expected long-term rate of return on plan asset	8.0%	12.0%	12.0%
Rate of increase in future compensation level	4.5%	6.0%	6.0%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2008	$29.4
2009	0.8
2010	0.8
2011	0.9
2012	0.9
2013 to 2016	5.7
Total	38.5

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

These plans accounted for approximately 30% of benefit obligations.  The following table represents the asset mix of the investment portfolio as of December 31:

	2007	2006
Asset category:
Equity securities	70%	79%
Treasury bills	30%	21
	100%	100%

The amount of contributions that the Company expects to be paid to the plan during 2007 is not material.

Minera Mexico Post-retirement health care plan

The components of net period benefit costs are as follows:

	For the year ended December 31,
(in millions)	2007	2006	2005
Interest cost	$2.4	$2.3	$2.2
Service cost	0.5	0.5	0.4
Amortization of net loss (gain)	0.1	—	—
Amortization of transition obligation	1.6	—	1.6
Inflation adjustment	0.2	—	—
Net periodic post-retirement benefit costs	$4.6	$2.8	$4.2

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31
(in millions)	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$50.7	$48.8
Service cost	0.5	0.5
Interest costs	2.4	2.3
Actuarial (loss) gain, net	10.9	0.9
Benefits paid	(3.3)	(3.0)
Settlements	—	—
Inflation adjustment	2.1	1.2
Projected benefit obligation at end of year	$63.3	$50.7

Funded status	$(63.3)	$(50.7)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	$—	$—
Current liabilities	—	—
Non current liabilities	(63.3)	(50.7)
Total	$(63.3)	$(50.7)

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$11.7	$4.9
Prior service cost (credit)	—	—
Transition Obligation (asset)	15.5	15.8
Total (net of income tax of $16.7 million and $12.5 million, respectively)	$27.2	$20.7

The following table summarized the changes in accumulated other comprehensive income for the year ended December 31, 2007 related to our pension and post-retirement plans (net of income tax in million):

	As of December 31,
(in millions)	2007	2006
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year:	20.7	—
Effect of adopting FAS 158	—	20.7
Amortization of transition obligation	(1.0)	—
Net loss/ (gain) occuring during the year.	6.8	—
Currency exchange rate changes	0.7	—
Net adjustment to accumulated other comprehensive income	6.5	20.7
Accumulated other comprehensive income at end of plan year	27.2	20.7

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2007 (net of income tax, in millions):

	As of December 31,
(in millions)	2007	2006
Amortization of prior service cost (credit)	1.6	N/A
Amortization of net losses	0.1	N/A
Total amortization expenses	1.7	N/A

Discount rates used in the calculation of other post-retirement benefits and costs as of December 31, 2007 and 2006 were 4.0% and 5.0%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions) Year	Expected Benefit Payments
2008	4.4
2009	4.7
2010	5.0
2011	5.3
2012	5.6
2013 to 2016	32.5
Total	57.5

For measurement purposes, a 2.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$4.0	$3.1
Effect on the post-retirement benefit obligation	$71.7	$56.4

NOTE 13-MINORITY INTEREST:

For all the years presented, in the consolidated combined statement of earnings the minority interest is based on the earnings of the Company’s Peruvian Branch, and through October 2005 it also included the interest of minority shareholders in Minera Mexico.  In October 2005, the Company acquired an additional 0.81833% of the outstanding shares of Minera Mexico for $30.3 million.  This acquisition increased the Company’s holding in Minera Mexico to 99.95%.

The minority interest of the Company’s Peruvian Branch is for investment shares, formerly called labor shares.  These shares were generated by legislation in place in Peru from the 1970s through 1989; such legislation provided for the participation of mining workers in the profits of the enterprises for which they worked.  This participation was divided between equity and cash.  The investment shares included in the minority interest on the balance sheet are the still outstanding equity distributions made to the Peruvian Branch’s employees.

In prior years the Company acquired some Peruvian investment shares at market value.  These acquisitions have been accounted for as purchases of minority interests.  The excess paid over the carrying value was assigned to intangible assets and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Peruvian Branch and are entitled to a pro rata participation in the cash distributions made by the Branch.  The shares are recorded as a minority interest in the Company’s financial statements.

NOTE 14-COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include, among other things, water recovery systems to conserve water and minimize impact on nearby streams, reforestation programs to stabilize the surfaces of the tailings dams, and the implementation of scrubbing technology in the mines to reduce dust emissions.

Peruvian operations

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through its Ministry of Energy and Mines (“MEM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

In the first quarter of 2007, with the completion of the Ilo smelter modernization, the Company completed a 10-year environmental program agreed to with the Peruvian government in 1997.  This program applied to all of the Company’s Peruvian operations and contained 34 mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that were no longer active and needed to be reclaimed.

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry. In August 2006, in accordance with this law and its amendments the Company prepared and submitted to MEM a closure plan. The Company is awaiting MEM’s review of this plan. See note 10 “Asset Retirement Obligation” for further disclosure of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $21.6 million, $161.0 million and $235.1 million in 2007, 2006 and 2005, respectively. The Company expects to spend approximately $14.1 million for environmental capital expenditures in 2008.

Mexican operations

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

The principal legislation applicable to the Company’s Mexican operations is the federal General Law of Ecological Balance and Environmental Protection, which is enforced by the Federal Bureau of Environmental Protection (“PROFEPA”).  The PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards.  PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most egregious cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Federal Criminal Code, the PROFEPA must inform corresponding authorities regarding environmental non-compliance.

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

For the Company’s Mexican operations, environmental capital expenditures were $25.8 million, $5.3 million and $7.5 million in 2007, 2006 and 2005, respectively. Approximately, $45.2 million has been budgeted for environmental capital expenditures in 2008.

Litigation matters:

Peruvian operations

Garcia-Ataucuri and Others against SCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of “labor shares” (acciones laborales) of its Peruvian Branch plus dividends on such shares, to be issued in a proportional way to each former employee in accordance with their time of work with SCC’s Peruvian Branch.

The Company conducts its operations in Peru through a registered Branch.  Although the Peruvian Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of the labor shares.  The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1989 under a former Peruvian mandated profit sharing system. In 1971, the Peruvian government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed 40% in cash and 60% as an equity interest in the enterprise.  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of “labor shares” to be issued in Peru by the Peruvian Branch of SCC.  These labor shares represented an equity interest in the enterprise.  In addition, according to the 1978 law, the equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to the individual employees or former employees.  The cash participation was adjusted to 4.0% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status, and the workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.

In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the minority interest on the Company’s balance sheet.  What remains of the workers’ equity participation is now included on the consolidated balance sheet under the caption “Minority interest.”

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares.  In 2000 SCC appealed an adverse decision of an appellate civil court, affirming a decision of a lower civil court, to the Peruvian Supreme Court.  On September 19, 2001, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedural requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  In January 2005, the lower labor judge dismissed the lawsuit on procedural grounds without deciding on the merits of the case.  In March 2005, the plaintiffs appealed this decision but the appellate court dismissed the appeal due to procedural defects and remanded the case to the lower labor court for further proceedings.  The lower labor court, on motions from the plaintiffs, reinstated the appeal of the dismissal of the case of seven plaintiffs that had cured the procedural defects.  As of December 31, 2007, the case remains open with no further new developments.  The labor court has temporarily lost jurisdiction over this case until the Supreme Court decides on the Constitutional Tribunal’s decision described below.

In October 2007, in a separate proceeding initiated by Mr. García Ataucuri against the justices of the Peruvian Supreme Court, the Peruvian Constitutional Court nullified the Peruvian Supreme Court decision issued on September 19, 2001 because it had violated Mr. Garcia-Ataucuri’s constitutional due process rights by obliging him and the other plaintiffs to commence a new proceeding before the labor courts when they had litigated against the Company in civil courts for over 10 years.  The Peruvian Constitutional Court ordered the Supreme Court to decide again on the merits of the case accepting or denying the Company’s 2000 appeal.

Although the Company was not formally a party to the Garcia Ataucuri proceedings before the Peruvian Constitutional Court, the nullity of the favorable decision of the Supreme Court, issued on September 19, 2001, is final and cannot be appealed by the Company.

It is uncertain how the Peruvian Supreme Court will decide on the Company’s 2000 appeal and the merits of the case in view of the decision of the Peruvian Constitutional Court.

In October 2007, a Peruvian prosecuting attorney investigating an accusation made by Mr. Garcia Ataucuri against various officers of the Company’s Peruvian Branch agreed with Mr. Ataucuri that the non issuance of shares in the Ataucuri case constituted an illegal appropriation of same.  The Company filed an action against the prosecuting attorney before a criminal judge, who decided in favor of the Company annulling the accusation of Mr. Ataucuri.  In November 2007 a criminal appeals court affirmed the decision of the lower court.  This decision is final and cannot be appealed.

2)              Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination)corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “ for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends. On May 23, 2006, the Company answered this new complaint, denying the validity of the claim. As of December 31, 2007 the case remains in the discovery stage.

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

Mineria Integral S.A.C.: In January 2007, the Company was served with three claims filed in Peru by Mineria Integral S.A.C.  The claims allege that the Company has trespassed on certain mining rights of the plaintiff, in Ilo, Department of Moquegua, and seek that the Company desist from the trespass and pay compensation in the amount of $49.1 million.  The Company believes that these administrative procedures are without merit and is vigorously defending itself against these actions.

Mexican operations

The Mexican Geological Services (MGS) Royalties: In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  The Company estimates that the payment made on January 11, 2006 will cover 100% of the royalty payments required for 2004 and prior periods.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The appeal was lost by the Company in October 2007. The Company filed a protective action (Amparo) before the First Unitary Tribunal of the First Circuit, which resolution is pending.  The Company believes that the payment made on account for this period is correct.

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

Based on the foregoing, IMMSA has initiated two different actions regarding this matter.  First, against the municipality of San Luis Potosi, requesting the annulment of the authorization and licenses granted to Intersaba to develop “Villa Magna” within the zinc plant’s safeguard and buffer zone, and second, filed before SEMARNAT for the declaration of a safeguard and buffer zone surrounding IMMSA’s zinc plant.

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

Peruvian Operations

Collective bargaining agreements with the Company’s Peruvian labor unions expired in 2007.  A number of strikes were initiated by the Company’s labor unions, demanding wage increases and better benefits.  In addition, some of the unions went on strike in support of national union strikes.  These strikes were generally of a brief nature and the Company was able to continue normal operations with the support of staff and administrative personnel and contractors.  New collective bargaining agreements, for periods ranging from three to six years were signed with all of the Company’s Peruvian unions.

Mexican operations

Beginning July 2007, our mines at Cananea, Taxco and San Martin went on strike.  On January 11, 2008 the Mexican federal labor court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  This ruling was challenged before a federal judge who upheld the union’s case on February 14, 2008.  The Company will appeal this unfavorable ruling.  The Company expects that it will take about three months to return to full production at Cananea.  At Taxco, operations have been put on standby due to the strike.  Resuming operations at San Martin remains dependant upon the results of litigation.  Additionally, the Company estimates that 178.4 million pounds and 25.6 million pounds of copper and zinc production, respectively, were lost in these strikes, as well as $487.5 million in operating income.

During 2006, there were a number of work stoppages at some of the Company’s Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended in July 2006.  As a result of these strikes, the Company declared “force majeure” on certain of its June and July copper contracts.  In 2006, we also experienced strikes at our Cananea and San Martin mines.

Other legal matters

Class actions:  Three purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the acquisition of Minera Mexico by SCC.  On January 31, 2005, the three actions Lemon Bay, LLP v. Americas Mining Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Copper Corporation, et al., Civil Action No. 969-N, and James Sousa v. Southern Copper Corporation, et al., Civil Action No. 978-N were consolidated into one action titled, In re Southern Copper Corporation Shareholder Derivative Litigation, Consol.  C. A. No. 961-N and the complaint filed in Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company’s common stockholders.

The consolidated complaint alleges, among other things, that the acquisition of Minera

Mexico is the result of breaches of fiduciary duties by the Company’s directors and is not entirely fair to the Company and its minority stockholders.  The consolidated complaint seeks, among other things, a preliminary and permanent injunction to enjoin the acquisition, the award of damages to the class, the award of damages to the Company and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The defendants believe that this lawsuit is without merit and are vigorously defending the action.

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

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit, after being removed from Federal Court, was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco, the debtor in possession, as described below.  On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In late December 2004 and early January 2005, three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) relating to the merger transaction between SCC and Minera Mexico.  On January 31, 2005, the three actions were consolidated.  The consolidated complaint alleges, among other things, that the merger was the result of breaches of fiduciary duties by SCC’s directors and was not entirely fair to SCC and its minority stockholders.  The case is currently in the early stages of discovery.  The defendants believe that the lawsuit is without merit and are vigorously defending the action.  While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, in August 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

Other:

Mine accident

On February 19, 2006 an explosion occurred at the IMMSA unit’s Pasta de Conchos coal mine, located in San Juan de Sabinas, Coahuila, Mexico.  Immediately thereafter and for 14 months, IMMSA conducted a comprehensive rescue effort.  Federal and local governmental help and support was received.  As a result of the accident eight miners were injured and 65 perished.

Both the Coahuila Public District Attorney (Procuraduria de Justicia) and the Federal Attorney’s Office (Procuraduria Federal de la Republica) initiated investigations to establish the causes of the accident and the responsible party.  A local judge at San Juan de Sabinas ordered five mine representatives to stand trial for the accident.  On April 16, 2007 the judge terminated the case due to the indemnification for damages to the families of the victims, which was paid by the Company’s insurance company.  In January 2008, two families of the victims were granted additional indemnification by virtue of a federal ruling.  Recovery efforts have stopped due to increased hazards and potential health risks for the recovery workers.  On November 30, 2007, Federal labor officials have ordered the permanent closure of the mine.

Regional development contribution

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.   The contributions are being used for social benefit programs.  In 2007, the Company made a contribution of $16.1 million, calculated based on 2006 Peruvian earnings after income tax.  In accordance with the agreement in April 2007, this contribution was deposited with a separate entity, the “Asociacion Civil Ayuda del Cobre” which will make disbursements for approved investments in accordance with the agreement.  The following years’ contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the copper price drops below $1.79 per pound the contribution will cease.  The Company made a provision of $17.9 million for 2007 based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $62.8 million, $67.2 million and $40.3 million in 2007, 2006 and 2005, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated combined statement of earnings.

Power purchase agreement

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

Tax contingency matters:

Tax contingencies are provided for under FIN No 48 (see Note 8 “Income Tax”).

NOTE 15-STOCKHOLDERS’ EQUITY:

Merger adjustments:

Pursuant to U.S. GAAP, since both SCC and Minera Mexico are under common control for all the periods presented, the acquisition of Minera Mexico by SCC has been reflected at the historical carrying value of Minera Mexico’s assets and liabilities in a manner similar to a pooling of interests.  The difference in the value of the 134.4 million shares of SCC issued and the net carrying value of Minera Mexico has been recognized in equity as a reduction in additional paid-in capital.  In addition, Minera Mexico’s historical common stock, treasury stock and additional paid in capital accounts were eliminated and classified within SCC’s additional paid-in capital.  Minera Mexico’s retained earnings were carried forward as reported to be combined with retained earnings of SCC.  For the purpose of these financial statements, the issuing of 134.4 million shares has been reflected as if they had been outstanding as of January 1, 2005.  Therefore, historical common stock and per share data presented herein differs from that previously reported by SCC on a stand-alone basis.

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

Stock split:

On August 30, 2006 the Executive Committee of the Board of Directors declared a two-for-one split of the Company’s outstanding common stock.  On October 2, 2006 common shareholders of record at the close of business on September 15, 2006, received one additional share of common stock for every share owned.  The Company’s common stock began trading at its post-split price on October 3, 2006.  The split increased the number of shares outstanding to 294,460,850 from 147,230,425.  The stock split was recorded in our 2006 financial statements.  All share and per share amounts were retroactively adjusted to reflect the stock split.

Appropriated Retained Earnings:

In 2007, Company management set aside $1.4 billion of unremitted earnings of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is Company’s intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.  See also Note 8 of these financial statements.

Directors Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 400 shares of common stock upon election and 400 additional shares following each annual meeting of stockholders thereafter. 200,000 shares of Southern Copper common stock have been reserved for this plan.  At December 31, 2007 and 2006, 72,000 and 67,600 shares, respectively, have been awarded under this plan.

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

In the case of voluntary resignation of the employee, the Company will pay to the employee the purchase price applying a deduction based on the following schedule:

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

For 2007, the stock based compensation expenses under this plan was $2.1 million.  As of December 31, 2007, there was $14.9 million of unrecognized compensation expenses under this plan, which is expected to be recognized over a period of 8 years.

The following table presents the stock award activity for the year ended December 31, 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	—	—
Granted	4,834,717	$3.50
Exercised	—	—
Forfeited	—	—
Outstanding shares at December 31, 2007	4,834,717	$3.50

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 750,000 shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $0.5 million net of tax, in compensation expense in 2007.  As of December 31, 2007, there was $3.2 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over a weighted average period of eight years.

The following table presents the stock award activity for the year ended December 31, 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	750,000	$2.30
Granted	—
Exercised	(292,500)	2.30
Forfeited	—
Outstanding shares at December 31, 2007	457,500	$2.30

Treasury Stock:

Included in treasury stock are shares of the Company’s common stock carried at cost.  In addition, included in treasury stock are shares of the Company’s principal shareholder, Grupo Mexico.  At December 31, 2007 and 2006 treasury stock held 399,712 shares and 404,112 shares of Southern Copper Corporation common stock with a cost of $4.4 million and $4.5 million, respectively.  At December 31, 2007 and 2006 treasury stock held 144,783,673 Grupo Mexico shares and 145,289,025 Grupo Mexico shares with a cost of $82.4 million and $82.8 million, respectively.

The shares of Southern Copper Corporation are used to make awards under the Directors Stock Award plan.

The shares of Grupo Mexico are used to make awards under both the Employee Stock Purchase Plan and the Executive Stock Purchase Plan.

Activity in treasury stock in the years 2007 and 2006 was as follows (in millions):

	2007		2006
Southern Copper Corporation common shares
Balance as of January 1	$4.4		$4.5
Purchase of shares	—
Used for corporate purposes	(*	)	(0.1)
Balance as of December 31	4.4		4.4

Parent Company (Grupo Mexico) common shares
Balance as of January 1	92.6		80.4
Other activity, including received dividends, interest and currency translation effect	77.7		12.2
Balance as of December 31	170.3		92.6

Treasury stock balance as of December 31	$174.7		$97.0

(*)Year 2007 is lower than $0.1 million.

In 2007 and 2006, the Company distributed 4,400 shares and 5,200 shares, respectively, of Southern Copper Corporation shares to directors under the Directors’ Stock Award Plan.

In 2007 the Company awarded 4.8 million shares of Grupo Mexico under the Employee Stock Purchase Plan.

NOTE 16-DERIVATIVE INSTRUMENTS:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures.  The Company generally does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper and zinc swaps:

During 2007, 2006 and 2005 the Company entered into copper collar and swaps contracts to protect a portion of its sales of copper production.  In 2007 the Company entered into collar contracts for 77,350 metric tons of its copper production at weighted average minimum and maximum LME prices of $3.20 per pound and $4.07 per pound, respectively. Also in 2007 the Company entered into swap contracts for 5,400 metric tons of its copper production at a weighted average COMEX price of $3.71 per pound.  In 2006 the Company entered into swap contracts for 384,500 metric tons of its copper production for future sales at a weighted average price of $3.17 per pound and during 2005 the Company entered into swap contracts for 299,457 metric tons of copper at a weighted average price of $1.63 per pound.  Related to the settlement of these copper collar and swap contracts the Company recorded a gain of $10.9 million in 2007 and losses of $276.1 million and $23.5 million in 2006 and 2005, respectively.  These gains and losses were recorded in net sales on the consolidated combined statement of earnings.  Also, these gains and losses were recorded in net earnings in operating activities of the consolidated statement of cash flow.

In addition, in 2006 the Company entered into a zinc swap contract to protect the cost of a portion of the zinc concentrates purchases during the recovery from a fire at the San Luis Potosi zinc refinery.  Related to the settlement of this zinc swap contract the Company recorded a loss of $0.2 million in 2006.  This loss was recorded in net sales on the consolidated combined statement of earnings.  Also, this loss was recorded in net earnings in operating activities of the consolidated statement of cash flow.

The Company did not enter into any zinc derivative contracts in 2007 and 2005 and at

December 31, 2007 the Company did not hold any open copper or zinc futures positions.

Transactions under these metal price protection programs are not accounted for as hedges under SFAS No. 133 and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in net sales on the consolidated combined statement of earnings.

Gas swaps:

In 2007 and 2006, the Company entered into gas swap contracts to protect part of its gas consumption as follows:

	2007	2006
Gas volume (MMBTUs)	900,000	3,650,000
Fixed price	$7.5250	$4.2668
Gain (loss) (in million)	$(0.9)	$6.3

The gains and losses obtained were included in the production cost. At December 31, 2007, the Company did not hold any open gas swap contracts.

Interest Rate Swaps:

During 2005 the Company entered into a short interest rate swap contract to reduce its exposure to interest rate risk on certain of its floating rate bank obligations.  As a result of these positions, the Company recorded a net gain of $1.2 million in 2005. This gain was recorded in Gain (loss) on derivative instruments on the consolidated combined statement of earnings.  The Company did not hold any interest rate swap contracts during 2007 and 2006 and does not hold any open position as of December 31, 2007.

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

In 2007 and 2006 the exercise of these zero-cost derivative contracts resulted in gains of $8.1 million and $0.9 million, respectively, which were recorded as Gain (loss) on derivative instruments in the consolidated combined statement of earnings.

At December 31, 2007 we held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during		Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$2.0	1st Quarter 2008	(*)	11.60	11.28
$2.0	1st Quarter 2008	(*)	11.28	10.70
$60.0	4th Quarter 2008		11.32	10.60

(*) These operations matured on January 3, 2008 and reported a gain of $0.1 million which was recorded as unrealized gain on derivative instruments in the consolidated combined statement of earnings at December 31, 2007.

At December 31, 2007, the fair value of the above listed exchange rate derivative contracts is a gain of $0.5 million which was recorded as Gain (loss) on derivative instruments in the consolidated combined statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

In addition, at December 31, 2007 the Company held the following exchange rate derivative contract:

Amount	$53.0 million
Valuation date	$1.0 million weekly, through December 31, 2008
Peso/dollar exchange rate	11.2 pesos = $1.00

The above noted contract settles weekly.  If the Mexican peso/US dollar exchange rate is below 11.20 the counterparty to the contract, in this case Merrill Lynch Capital Services, Inc. (“MLCS”), will pay the Company 11.2 million Mexican pesos and the Company will pay MLCS $1.0 million.  If the Mexican peso/US dollar exchange rate is not below 11.20, MLCS will pay the Company 22.4 million Mexican pesos and the company will pay MLCS $2.0 million.

Additionally, the Company held embedded derivatives which are described in note 3 “Short-term investments.”

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

	As of December 31,
	2007		2006
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Accounts receivable associated with provisionally priced sales:
Copper	$(42.0)	$(42.0)	$(47.3)	$(47.3)
Molybdenum	—	—	$(11.5)	$(11.5)
Short-term investments	$117.9	$117.9	$280.0	$280.0
Liabilities:
Long-term debt	$1,466.4	$1,531.7	$1,525.0	$1,681.1

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts receivable associated with provisionally priced sales: Fair value of copper is based on published forward prices and fair value of molybdenum is based on year-end market prices.

Short-term investments: Due to the short term nature of the investments, current value is deemed to approximate fair value.

Long-term debt: Fair value is based on quoted market prices except for the Mitsui loan which is based on the present value of the cash flow discounted at 9% which is the Company’s weighted average capital cost.

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

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable.

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2007, SCC had invested its cash equivalents as follows:

Country	% of total cash	% invested in one institution
Abroad	64.7%	60.8%
Peru	32.4%	31.7%
Mexico	2.9%	51.5%

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

The Company’s five largest trade receivable balances accounted for 45.4%, 39.5% and 40.9% of the trade accounts receivable at December 31, 2007, 2006 and 2005, respectively, of which one customer represented approximately 22.4%, 10.9% and 14.6%, respectively, of our trade accounts receivable.

NOTE 19-RELATED PARTY TRANSACTIONS:

Balances receivable and payable with affiliated companies are shown below (in millions):

	As of December 31,
	2007	2006
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$1.5	$—
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	—	2.6
Other	0.1	—
	$1.6	$2.6
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$3.0	$0.4
Ferrocarril Mexicano, S.A. de C.V.	0.9	3.2
Other	—	—
	$3.9	$3.6

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

The Company sold to Asarco LLC (Asarco), an affiliate of Grupo Mexico, $0.3 million and $11.6 million of metal products in 2006 and 2005, respectively, and purchased metal products from Asarco for $1.1 million in 2005.  In addition, the Company paid $2.5 million to Asarco in 2005 for tolling services.  There were no sales in 2007 or purchases of metal products and tolling services from Asarco in 2007 and 2006.

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays to Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The total amount paid by the Company to Grupo Mexico Servicios S.A. de C.V. for such services in each of the years 2007, 2006 and 2005 was $13.8 million.  The Company expects to continue to pay for these services in the future.

The Company paid $0.5 million in 2005 in interest expenses related to borrowings from Grupo Mexico. There were no borrowings from Grupo Mexico in 2007 and 2006.

The Company’s Mexican operations paid fees of $11.0 million, $17.2 million and $21.0 million in 2007, 2006 and 2005, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid $14.5 million, $29.8 million and $29.8 mi1lion in 2007, 2006 and 2005, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  In connection with this, the Company paid fees of $2.5 million, $5.5 million and $3.7 million in 2007, 2006 and 2005, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.  Also, in 2007, the Company paid fees of $0.8 million for drilling services provided by Perforadora Mexico, S.A de C.V, a company controlled by the Larrea family.  Additionally, in the third quarter of 2006, one of our Mexican subsidiaries provided a short-term interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane, which was paid in the first quarter of 2007.  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.  Our Mexican subsidiaries have provided a guaranty for a new $10.8 million loan obtained by MexTransport.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees of $1.2 million in 2007 to MexTransport for aviation services.

The Company purchased $6.3 million, $4.9 million and $3.3 million in 2007, 2006 and 2005, respectively, of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest.  The Company paid fees of $0.7 million, $0.6 million and $0.7 million in 2007, 2006 and 2005, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.  The Company also paid fees of $0.1 million in 2005 for contractor services provided by GPC Ingenieria S.A. de C.V., a company in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.7 million, $0.5 million and $0.2 million in 2007, 2006 and 2005, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased $0.3 million in 2007 of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $3.6 million, $4.6 million and $3.0 million in 2007, 2006 and 2005, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez has a proprietary interest.  Mr. Jorge Gonzalez is the son-in-law of SCC’s Chief Executive Officer.

The former holders of the Company’s Class A common stock until June 2005 and their affiliates purchased copper and other products from the Company from time to time at prices determined by reference to the LME and COMEX market price for copper and published prices for other products, if available.  These purchases were $15.2 million in 2005.

See also the disclosure on the acquisition of Minera Mexico in Note 1.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

NOTE 20-SEGMENT AND RELATED INFORMATION:

Company management views Southern Copper as having three operating segments and manages on the basis of these segments.  The significant increase in the price of molybdenum over the past three years has had an important impact on the Company’s earnings.  Nevertheless, the Company continues to manage its operations on the basis of the three copper segments. Each of its segments report independently to the Chief Operating Officer and he focuses on operating income as a measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

The three segments identified are groups of mines with the similar economic characteristics, type of products, processes and support facilities, similar regulatory environments, similar employee bargaining contracts and similar currency risks.  In addition, each mine within the individual group earns revenues from similar type of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

Intersegment sales are based on arms-length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s molybdenum sales.  The segments identified by the Company are:

1.               Peruvian operations, which includes the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.

2.               Mexican open pit operations, which includes La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.

3.               Mexican underground mining operations, which includes five underground mines that produce zinc, copper, silver and gold, a coal mine, which produces coal and coke, and several industrial processing facilities for zinc and copper.  This group is identified as the IMMSA unit.

The Peruvian operations include two open pit copper mines whose mineral output is transported by rail to Ilo, Peru where it is processed at the Company’s Ilo smelter and refinery, without distinguishing between the products of the two mines. The resulting product, anodes and refined copper, are then shipped to customers throughout the world. These shipments are recorded as revenue of the Company’s Peruvian mines. The Mexican open pit segment includes two copper mines whose mineral output is processed in the same smelter and refinery without distinguishing between the products of the two mines. The resultant product, anodes and refined copper, are then shipped to customers throughout the world. These shipments are recorded as revenues of the Company’s Mexican open pit mines.

The Company has determined that it is necessary to classify the Peruvian Open Pit operations as a separate operating segment from the Mexican Open Pit operations due to the very distinct regulatory and political environments in which they operate. The Company’s Chief Operating Officer must consider the operations in each country separately when analyzing results of the Company and making key decisions. The open pit mines in Peru must comply with stricter environmental rules and must continually deal with a political climate that has a very distinct vision of the mining industry as compared to Mexico. In addition, the collective bargaining agreement contracts are negotiated very distinctly in each of the two countries. These key differences result in the Company taking varying decisions with regards to the two countries.

The IMMSA segment includes five mines whose minerals are processed in the same smelter and refinery. This segment also includes a coal underground mine. Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit. While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open pit mines, the nature of the products and processes of two Mexican operations vary distinctly. These differences cause the Company’s Chief Operating Officer to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to the Chief Operating Officer on the segment basis.  The Chief Operating Officer of the Company focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.  These are common measures in the mining industry.

Financial information relating to Company’s segments is as follows:

	Year Ended, December 31, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,981.1	$591.7	$3,512.9	$—	$6,085.7
Intersegment sales	244.0	89.0	—	(333.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	735.9	361.7	1,365.2	(340.6)	2,122.2
Selling, general and administrative	37.0	25.2	39.8	(4.0)	98.0
Depreciation, amortization and depletion	176.8	37.3	110.8	3.0	327.9
Exploration	4.7	10.1	25.4	—	40.2
Operating income	$1,270.7	$246.4	$1,971.7	$8.6	3,497.4

Less:					(26.0)
Interest, net					(16.6)
Loss on debt prepayment					(73.7)
Loss on derivative instruments					30.8
Other income (expense)					(1,185.3)
Income taxes					(10.2)
Minority interest					$2,216.4
Net earnings

Capital expenditures	$132.4	$26.5	$127.2	$29.6	$315.7
Property, net	$1,605.2	$248.5	$1,654.8	$59.8	$3,568.3
Total assets	$2,841.4	$590.2	$3,306.2	$(157.2)	$6,580.6

	Year Ended, December 31, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,679.1	$598.3	$3,182.8	$—	$5,460.2
Intersegment sales	308.0	104.2	32.6	(444.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	867.8	345.9	1,247.4	(441.3)	2,019.8
Selling, general and administrative	37.5	23.8	36.0	(9.0)	88.3
Depreciation, amortization and depletion	160.2	28.2	86.4	0.3	275.1
Exploration	1.8	7.3	13.6	—	22.7
Operating income	$919.8	$297.3	$1,832.0	$5.2	3,054.3

Less:
Interest, net					(35.3)
Loss on derivative instruments					(11.6)
Loss on debt prepayment					(1.1)
Other income (expense)					(0.3)
Income taxes					(959.1)
Minority interest					(9.3)
Net earnings					$2,037.6

Capital expenditures	$157.2	$45.3	$253.3	$—	$455.8
Property, net	$1,587.5	$268.9	$1,637.1	$44.8	$3,538.3
Total assets	$2,624.8	$658.7	$3,224.9	$(132.0)	$6,376.4

	Year Ended, December 31, 2005
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Combined

Net sales outside of segments	$1,667.4	$261.8	$2,159.9	$—	$4,089.1
Intersegment sales	90.9	186.9	7.8	(285.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	836.6	330.8	756.0	(288.0)	1,635.4
Selling, general and administrative	37.1	19.4	34.0	(9.4)	81.1
Depreciation, amortization and depletion	176.7	24.0	76.5	—	277.2
Exploration	3.8	7.7	12.9	—	24.4
Operating income	$704.1	$66.8	$1,288.3	$11.8	2,071.0

Less:
Interest, net					(55.6)
Gain on derivative instruments					1.1
Loss on debt prepayment					(10.6)
Other income (expense)					(3.6)
Taxes on income					(589.7)
Minority interest					(12.5)
Net earnings					$1,400.1

Capital expenditures	$104.5	$44.2	$321.9	$—	$470.6
Property, net	$1,559.3	$270.1	$1,468.7	$28.0	$3,326.1
Total assets	$2,538.3	$518.9	$3,333.6	$(703.2)	$5,687.6

Sales value per segment:

	Year Ended, December 31, 2007
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Consolidated

Copper	$1,696.0	$104.0	$2,677.8	$(249.0)	$4,228.8
Molybdenum	435.2	—	650.5	—	1,085.7
Other	93.9	576.6	184.6	(83.9)	771.2
Total	$2,225.1	$680.6	$3,512.9	$(332.9)	$6,085.7

	Year Ended, December 31, 2006
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Consolidated

Copper	$1,748.9	$124.7	$2,595.0	$(321.4)	$4,147.2
Molybdenum	125.3	—	449.7		575.0
Other	112.9	577.8	170.7	(123.4)	738.0
Total	$1,987.1	$702.5	$3,215.4	$(444.8)	$5,460.2

	Year Ended, December 31, 2005
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Combined

Copper	$1,310.3	$134.2	$1,467.5	$(196.5)	$2,715.5
Molybdenum	271.0	—	655.5	—	926.5
Other	177.0	314.5	44.7	(89.1)	447.1
Total	$1,758.3	$448.7	$2,167.7	$(285.6)	$4,089.1

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Year ended December 31,
(in millions)	2007	2006	2005
United States	$1,553.2	$1,747.5	$1,394.2
Europe	1,491.7	1,711.6	823.7
Mexico	1,189.3	1,094.7	930.9
Peru	152.1	155.2	72.0
Latin America, excluding Mexico and Peru	1,133.7	659.4	671.7
Australia	—	—	3.3
Asia	554.8	368.1	216.8
Derivative instruments	10.9	(276.3)	(23.5)
Total	$6,085.7	$5,460.2	$4,089.1

PROVISIONAL SALES PRICE:

At December 31, 2007, the Company has recorded provisionally priced sales of 165.9 million pounds of copper, at a forward average price of $3.03 per pound.  Also, the Company has recorded provisionally priced sales of 4.7 million pounds of molybdenum at the year-end market price of $32.38 per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2007:

Pounds of copper	Priced at	Month of settlement
(millions)
63.6	3.019313	January 2008
24.5	3.027922	February 2008
15.2	3.028247	March 2008
14.2	3.031464	April 2008
22.6	3.032160	May 2008
20.1	3.034080	June 2008
5.7	3.034990	July 2008
165.9	3.026520	Total

Pounds of molybdenum	Market price	Month of settlement
(millions)
1.9	32.375	January 2008
1.7	32.375	February 2008
1.1	32.375	March 2008
4.7	32.375	Total

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December 31 (in millions):

	As of December 31,
	2007	2006
Copper	$(40.2)	$(47.3)
Molybdenum	—	(11.5)
Total	$(40.2)	$(58.8)

During the month of January 2008, the market price of copper and molybdenum increased.  The effect of these changes on 2007 sales settling in January 2008 was an increase of $3.3 million in sales.  Additionally, forward prices for copper as of January 31, 2008 also increased; the effect of this increase on 2007 open sales settling after January 2008 would be an increase of $33.2 million in sales.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

Under the terms of a forward sales contract with Cumerio Belgium, formerly Union Minière, as amended, the Company is required to supply Cumerio Belgium, through its agent, S.A. SOGEM N.V., with 18,000 tons of blister copper during 2008 and 13,800 tons of blister during 2009.  The price of the copper contained in blister supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

Under the terms of a sales contract with Mitsui Bussan Metals Sales Co., an affiliate of Mitsui & Co. Ltd. (“Mitsui”), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually through 2013.  If the shipment destination is Asia, the pricing of the cathodes is based upon the LME monthly average settlement price.  However, if the destination of shipments is the United States, the pricing of the cathodes is based upon the COMEX monthly average settlement price plus a producer premium, which is agreed upon annually based on world market terms.  90,000 tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 in 2014 and 42,000 in 2015.

NOTE 21-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2007
	1st	2nd	3rd	4th	Year
Net sales	$1,358.3	$1,826.5	$1,606.4	$1,294.5	$6,085.7
Gross Profit	$891.6	$1,264.2	$1,046.6	$761.1	$3,963.5
Operating income	$787.4	$1,145.2	$933.8	$631.0	$3,497.4
Net earnings	$551.7	$726.0	$627.8	$310.9	$2,216.4
Net earnings per share:
Basic and diluted	$1.87	$2.47	$2.13	$1.06	$7.53
Dividend per share	$1.70	$1.50	$1.60	$2.00	$6.80

	2006
	1st	2nd	3rd	4th	Year
Net sales	$1,121.3	$1,276.7	$1,412.2	$1,650.0	$5,460.2
Gross Profit	$714.4	$754.9	$902.9	$1,068.2	$3,440.4
Operating income	$632.7	$649.0	$804.5	$968.1	$3,054.3
Net earnings	$421.6	$439.3	$521.6	$655.1	$2,037.6
Net earnings per share:
Basic and diluted	$1.43	$1.49	$1.77	$2.23	$6.92
Dividend per share	$1.38	$1.38	$1.00	$1.37	$5.13

All the per share amounts prior to 3rd quarter 2006 had been restated to reflect the common stock split.

NOTE 22—SUBSEQUENT EVENTS

On January 24, 2008, a dividend of $1.40 per share was announced, totaling $412.3 million and to be paid on February 29, 2008 to shareholders of record as of February 12, 2008.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the cash position, the current capital investment program and expected future cash flow generated from operations.

On January 29, 2008, the Company announced an up to $300 million share repurchase program authorized by the Board of Directors. Under this program the Company may purchase shares from time to time, based on market conditions and other factors. The repurchased program has no expiration date and may be modified or discontinued at any time. Any shares acquired will be available for general corporate purposes.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 24, 2008 at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 12th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

TRANSFER AGENT, REGISTRAR AND STOCKHOLDERS SERVICES

The Bank of New York Mellon Corporation (BONY)

Shareowner Services

480 Washington Boulevard

Jersey City, NJ 07310-1900-0286

Phone: (800)524-4458

DIVIDEND REINVESTMENT PROGRAM

SCC stockholders can have their dividends automatically reinvested in SCC common shares.  SCC pays all administrative and brokerage fees.  This plan is administered by The Bank of New York Mellon Corporation.  For more information, contact The Bank of New York Mellon Corporation at (800)524-4458.

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

Telephone (51-1) 348-5999, Fax (51-1)349-0592.

OTHER CORPORATE INFORMATION

For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

11811 North Tatum Blvd. Suite 2500, Phoenix, Az. 85028, USA

Telephone: (602)494-5328

SOUTHERN COPPER CORPORATION

11811 North Tatum Blvd. Suite 2500, Phoenix, Az. 85028, USA

Telephone: (602)494-5328, Fax: (602)494-5317

NYSE Symbol: PCU

Avenida Caminos del Inca 171, Chacarilla del Estanque, Santiago de Surco, Lima 33 — Peru.

Telephone: (51-1)512-0440, Ext. 3354

Lima Stock Exchange Symbol: PCU

Edificio Parque Reforma, Campos Eliseos No. 400, 12th Floor, Col. Lomas de Chapultepec, Mexico City, Mexico

Telephone: (52-55) 1103-5320

Web Page:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

CERTIFICATION REQUIRED BY THE NEW YORK STOCK EXCHANGE

The Company has filed with the New York Stock Exchange (“NYSE”) the 2007 certification that the Chief Executive Officer is unaware of any violation of the corporate governance standards of the NYSE.  The Company has also filed with the Securities and Exchange Commission (“SEC”) the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits to the 2006 Annual Report on Form 10-K.  The Company anticipates filing, on a timely basis, the 2008 NYSE certification and is filing the Section 302 certifications as exhibits to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

In our opinion, the consolidated combined financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Southern Copper Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, “Management’s Report on Internal Control over Financial Reporting” appearing on Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers S.C.

Mexico, D.F.

February 29, 2008

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of December 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2007 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None

PART III

Item 10, 11, 12, 13 and 14.

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages 71 to 72.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 24, 2008 or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2008.

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

Item 15. Exhibits, Financial Statement Schedules

(A) The following documents are filed as part of this report:

1.                               Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Form 10-K
Pages
Consolidated combined statement of earnings for the years ended December 31, 2007, 2006 and 2005	109
Consolidated balance sheet at December 31, 2007 and 2006	110
Consolidated combined statement of cash flows for the years ended December 31, 2007, 2006 and 2005	111-112
Consolidated combined statement of changes in stockholders’ equity for the years ended December 31, 2007, 2006 and 2005	113-114
Notes to the consolidated combined financial statements	115-168
Reports of Independent Registered Public Accounting Firm	169-170

2.                               Exhibits:

3.1	(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 2, 2006).

3.2	By-Laws, (as amended on April 26, 2007).

4.1	(a) Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC.
(b) Registration Rights Agreement, dated as of May 9, 2006, by and between Southern Copper Corporation and Citigroup Global Markets, Inc. as Representatives of the Initial Purchasers.

4.2	Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.3	(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.
(b) Indenture governing U.S.$400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S. A.

4.4	Form of 6.375% Note (included in Exhibit 4.2).

4.5	Form of New 7.500% Note (included in Exhibit 4.3 (a)).

4.6	Form of New 7.500% Note (included in Exhibit 4.3 (b)).

10.1	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation).

10.2	Incentive Compensation Plan of the Company.

10.3	Form of Directors Stock Award Plan of the Company.

10.4	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004.

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V.

12.1	Computation of financial ratios.

14	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended by the Board of Directors on October 21, 2004.

21.1	Subsidiaries of the Company.

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

The exhibits listed as 10.2 through 10.5 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

Schedule II

Valuation and Qualifying Accounts and Reserves

(in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deduction	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2007	6.0	—	—	1.4	4.6
2006	5.7	0.3	—	—	6.0
2005	8.4	0.4	—	3.1	5.7

Supplies:
2007	27.7	3.0	—	0.3	30.4
2006	23.4	4.6		0.3	27.7
2005	21.5	3.3		1.4	23.4

Notes issued under par:
2007	16.9	—	—	0.2	16.7
2006	6.2	10.8	—	0.2	16.9
2005	—	6.3	—	0.1	6.2

Deferred Tax Assets:
2007	—	—	—	—	—
2006	81.2	—	—	81.2	—
2005	33.4	47.8	—	—	81.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused his Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 26, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/	Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/	Genaro Guerrero	Vice President, Finance, Chief Financial Officer
	Genaro Guerrero	(principal financial officer)

/s/	Jose N. Chirinos Fano	Comptroller (principal Accounting Officer)
Jose N. Chirinos Fano

DIRECTORS

/s/	German Larrea Mota-Velasco	/s/	Harold S. Handelsman
	German Larrea Mota-Velasco		Harold S. Handelsman

/s/	Emilio Carrillo Gamboa	/s/	Genaro Larrea Mota-Velasco
	Emilio Carrillo Gamboa		Genaro Larrea Mota-Velasco

/s/	Alfredo Casar Perez	/s/	Armando Ortega Gomez
	Alfredo Casar Perez		Armando Ortega Gomez

/s/	Jaime Collazo Gonzalez	/s/	L. Miguel Palomino Bonilla
	Jaime Collazo Gonzalez		L. Miguel Palomino Bonilla

/s/	Xavier Garcia de Quevedo	/s/	Gilberto Perezalonso Cifuentes
	Xavier Garcia de Quevedo		Gilberto Perezalonso Cifuentes

/s/	Alberto De la Parra Zavala	/s/	Juan Rebolledo Gout
	Alberto De la Parra Zavala		Juan Rebolledo Gout

/s/	Oscar Gonzalez Rocha	/s/	Carlos Ruiz Sacristan
	Oscar Gonzalez Rocha		Carlos Ruiz Sacristan

Date:  February 26, 2008

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (Filed as Exhibit 3.1 to the Company’s 2005 3rd quarter Quarterly Report on Form 10-Q and incorporated herein by reference) (b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 2, 2006). (Filed as Exhibit 3.1 to Registration Statement on Form S-4, File No. 333-135170) filed on June 20, 2006 and incorporated herein by reference)

3.2	By-Laws, as amended on April 26, 2007. (Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the first quarter of 2007 and incorporated herein by reference)

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

4.2

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference)

4.3

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of new York, The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference)

4.4	Form of 6.375% Note (included in exhibit 4.2)

4.5	Form of New 7.500% Note (included in Exhibit 4.3(a))

4.6	Form of New 7.500% Note (included in Exhibit 4.3(b))

10.1

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No. 33-97790)

10.2	Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company’s Form S-4 and incorporated herein by reference)

10.3	Form of Directors’ Stock Award Plan of the Company (Filed as exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K incorporated herein by reference)

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