Form 10-Q
period 2008-03-31
SOUTHERN COPPER CORP/
filed 2008-05-06
CIK 1001838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Tatum Blvd. Suite 2500 Phoenix, AZ	85028
Address of principal executive offices)	(Zip Code)

(602) 494-5328

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).               Yes ☐        No ☒

As of April 30, 2008 there were outstanding 294,465,650 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Net sales	$1,499,206	$1,358,337

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	520,589	466,645
Selling, general and administrative	24,655	23,799
Depreciation, amortization and depletion	81,196	74,098
Exploration	8,056	6,418
Total operating costs and expenses	634,496	570,960

Operating income	864,710	787,377

Interest expense	(28,928)	(29,806)
Capitalized interest	1,088	4,966
Gain (loss) on derivative instruments	2,927	(21,180)
Other income (expense)	(3,500)	20,662
Interest income	17,415	21,928

Earnings before income taxes and minority interest	853,712	783,947

Income taxes	286,022	230,674
Minority interest	2,707	1,591

Net earnings	$564,983	$551,682

Per common share amounts:
Net earnings basic and diluted	$1.92	$1.87
Dividends paid	$1.40	$1.70
Weighted average common shares outstanding (basic and diluted)	294,466	294,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,472,781	$1,409,272
Short-term investments	112,019	117,903
Accounts receivable trade, less allowance for doubtful accounts (2008 - $4,553; 2007 - $4,585)	585,535	404,598
Accounts receivable other (including affiliates 2008 $1,968 and 2007 $1,644)	28,992	58,180
Inventories	455,311	448,283
Deferred income tax - current portion	79,342	72,303
Other current assets	124,916	124,970
Total current assets	2,858,896	2,635,509

Property, net	3,552,796	3,568,311
Leachable material, net	205,714	220,243
Intangible assets, net	115,377	115,802
Other assets, net	45,354	40,693
Total Assets	$6,778,137	$6,580,558

LIABILITIES
Current liabilities:
Current portion of long-term debt	$160,000	$160,000
Accounts payable	360,614	255,070
Accrued income taxes	177,531	132,175
Due to affiliated companies	6,176	3,870
Accrued workers’ participation	235,950	313,251
Interest	18,579	37,325
Other accrued liabilities	33,599	25,499
Total current liabilities	992,449	927,190

Long-term debt	1,289,815	1,289,754
Deferred income taxes	191,208	219,501
Non-current taxes payable	156,535	154,721
Other liabilities and reserves	116,651	111,442
Asset retirement obligation	13,386	13,145
Total non-current liabilities	1,767,595	1,788,563

Commitments and Contingencies (Note M)

MINORITY INTEREST	16,863	16,685

STOCKHOLDERS’ EQUITY
Common stock	2,949	2,949
Additional paid-in capital	839,615	825,543
Retained earnings	3,373,418	3,220,857
Accumulated other comprehensive loss	(26,554)	(26,554)
Treasury stock	(188,198)	_(174,675)
Total Stockholders’ Equity	4,001,230	3,848,120

Total Liabilities, Minority Interest and Stockholders’ Equity	$6,778,137	$6,580,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

OPERATING ACTIVITIES

Net earnings	$564,983	$551,682
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	81,196	74,098
Capitalized leachable material	(2,246)	(20,461)
Loss on currency translation effect	18,601	(4,682)
Provision for deferred income taxes	(38,052)	20,246
Unrealized (gain)loss on derivative instruments	(8,237)	22,688
Minority interest	2,707	1,591
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(130,825)	81,034
Inventories	(7,028)	(42,984)
Accounts payable and accrued liabilities	21,850	(184,907)
Other operating assets and liabilities	353	_50,582
Net cash provided from operating activities	503,302	548,887

INVESTING ACTIVITIES
Capital expenditures	(49,894)	(85,030)
Purchase of short-term investments	—	(100,000)
Net proceeds from short-term investments	5,225	—
Other	(817)	881
Net cash used for investing activities	(45,486)	(184,149)

FINANCING ACTIVITIES
Dividends paid to common stockholders	(412,302)	(500,584)
Distributions to minority interest	(3,160)	(1,759)
Other	61	61
Net cash used for financing activities	(415,401)	(502,282)

Effect of exchange rate changes on cash and cash equivalents	21,094	3,616
Increase (decrease) in cash and cash equivalents	63,509	(133,928)

Cash and cash equivalents, at beginning of period	1,409,272	1,022,778

Cash and cash equivalents, at end of period	$1,472,781	$888,850

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$52,705	$50,361
Income taxes	$216,194	$264,511
Workers’ participation	$115,830	$171,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 have been subject to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated May 5, 2008, is presented on page 46. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated combined financial statements at December 31, 2007 and notes included in the Company’s 2007 annual report on Form 10-K.

B.             Adoption of New Accounting Standards:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore became effective for the Company as of January 1, 2008. The Company has not elected to measure any eligible items at fair value. Accordingly, the adoption of SFAS No. 159 has not impacted the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 and do not have any effect on its overall financial position or results of operations. All fair value adjustments at March 31, 2008 represent assets measured at fair value on a recurring basis. Fair values as of March 31, 2008 were calculated as follows (in million):

	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Short-term Investments	$112.0	$112.0	—	—
Derivative Instruments
Exchange rate derivative, dollar/peso	1.8	1.8	—	—
Copper derivative	6.4	6.4	—	—
Total	$120.2	$120.2	—	—

C.             Short-term Investments:

The balance of short-term investments was as follows (in millions):

	As of
	March 31,	December 31,
Investments	2008	2007
Short-term investments in securities issued by public companies with a weighted average interest rate of 3.24%.	$112.0	$117.9

Short-term investments in securities consist of trading securities issued by public companies. Each security is independent of the others.

In the first quarter 2008, the Company earned interest of $0.9 million related to these investments which was recorded as interest income in the Condensed Consolidated Statement of Earnings. In addition, the Company redeemed $5.2 million of these investments and recorded a mark to market adjustment of $0.7 million. The mark to market adjustment was recorded as interest expense in the Condensed Consolidated Statement of Earnings.

D.            Inventories were as follows:

	March 31,	December 31,
(in millions)	2008	2007
Metals at lower of average cost or market:
Finished goods	$63.1	$65.7
Work-in-process	154.0	140.7
Supplies at average cost	238.2	241.9
Total inventories	$455.3	$448.3

E.              Financing

On April 1, 2008, the Company paid $150.0 million of the remaining balance of its series A Yankee bonds. With this payment the series A Yankee bonds were fully repaid.

F.              Income taxes:

The income tax for the three months ended March 31, 2008 and 2007 was $286.0 million and $230.7 million, respectively. These provisions include income taxes for Peru, Mexico and the United States. The effective tax rates for the 2008 and

2007 periods are 33.5% and 29.4%, respectively. The 2008 effective income tax rate increase primarily reflects a large shift in the mix of earnings from Mexico, principally as a result of a lengthy strike at the Cananea mine, to the higher tax jurisdiction, Peru which represents an increase of 2.9% in the effective income tax rate. In addition, various tax adjustments to the first quarter 2008 Peru tax provision also contributed to the rate increase.

On October 1, 2007, the Mexican government enacted a new law, which took effect on January 1, 2008. The law introduced a flat tax, which replaced Mexico’s asset tax and applies to taxpaying entities along with Mexico’s regular income tax. In general Mexican companies are subject to paying the greater of the flat tax or the income tax; the application of this rule resulted in a provision in the first quarter of 2008 based upon the regular income tax calculation. This tax law change did not have an effect on the Company’s first quarter 2008 deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and 17.5% in 2010 and the following years. Although the flat tax is defined as minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

FIN No. 48 – Accounting for Uncertainty in Income Taxes.

There were not material changes in the provision for unrecognized tax benefits in the first quarter of 2008.

G.             Provisionally Priced Sales:

At March 31, 2008, the Company has recorded provisionally priced sales of 103.4 million pounds of copper, at an average forward price of $3.82 per pound. Also the Company has recorded provisionally priced sales of 4.1 million pounds of molybdenum at the March 31, 2008 market price of $33.25 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2008:

Copper (million lbs.)	Priced at	Month of Settlement
25.7	3.851202	April 2008
34.1	3.827787	May 2008
23.8	3.813801	June 2008
8.7	3.810124	July 2008
5.5	3.767540	September 2008
5.6	3.750760	October 2008
103.4	3.821483

Molybdenum (million lbs.)	Priced at	Month of Settlement
1.6	33.25	April 2008
1.5	33.25	May 2008
1.0	33.25	June 2008
4.1	33.25

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

Copper derivatives:

From time to time the Company has entered into derivative instruments to protect a fixed copper, or zinc price for a portion of its metal sales.

In the first quarter of 2008, the Company entered into copper collar and swap contracts to protect a portion of its 2008 sales of copper production. Related to the fair value of these copper derivative contracts the Company recorded an unrealized gain of $6.4 million in the first quarter of 2008. This gain was recorded in net sales in the Condensed Consolidated Statement of Earnings.

At March 31, 2008 the Company has copper collar contracts to protect 198.4 million pounds of copper production for the April-December 2008 period at weighted average minimum and maximum LME prices of $3.40 per pound and $4.23 per pound, respectively. If the LME price falls below the minimum price, the Company will be paid the difference between the minimum price and the actual price. If the LME price exceeds the maximum price, the Company will pay the difference between the maximum price and the actual price. In addition, the Company has copper swap contracts to protect 175.1 million pounds of copper production for the April-August 2008 period at an average COMEX price of $3.87 per pound.

Gas swaps:

In the first quarter of 2007 the Company entered into a gas swap contract to protect part of its gas consumption for 900,000 MMBTUs with a fixed price of $7.525. Related to the settlement of this gas swap contract the Company recorded a loss of $0.9 million in the first quarter of 2007 which was charged to production cost. In the first quarter of 2008 the Company did not hold any gas swap derivative.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in US dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar. In these contracts if the exchange rate settles at or below the barrier, the Company does not sell US dollars, if the exchange rate settles above the barrier price established in the contract the Company sells US dollars at the strike price established in the contract.

In the first quarter of 2008 and 2007 the exercise of some of these zero-cost derivative contracts resulted in gains of $1.1 million and $1.5 million, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At March 31, 2008 the Company held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$45.0	4th Quarter 2008	11.32	10.60
$60.0	1st Quarter 2009	11.25	10.60

At March 31, 2008, the fair value of the above listed exchange rate derivative contracts is a gain of $1.8 million which was recorded as Gain (loss) on derivative instruments in the condensed consolidated statement of earnings. Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

In addition, the $53.0 million exchange derivative contract held at December 31, 2007 was cancelled and the Company recognized a gain of $0.3 million in the first quarter of 2008, which is included in the $1.1 million noted above.

I.                 Asset Retirement Obligation:

In 2005 the Company added an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the law, a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006. While the plan was subject to a MEM review in 45 days, the Company did not receive the MEM response until November 2007. The Company responded to MEM’s review in March 2008. The Company response is now subject to approval by MEM and open to public discussion and comment in the area of Company operations. However, as of March 31, 2008, the Company has made an estimated provision of $6.5 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

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

The following table summarizes the asset retirement obligation activity for the first three months of 2008 and 2007 (in millions):

	2008	2007
Balance as of January 1	$13.1	$12.2
Additions, changes in estimates	—	—
Accretion expense	0.3	0.2
Balance as of March 31,	$13.4	$12.4

J.                Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	March 31, 2008	December 31, 2007

Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$1.5
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	0.7	—
Ferrocarril Mexicano, S.A. de C.V.	0.5	—
Other	—	0.1
	$2.0	$1.6
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$6.2	$3.0
Ferrocarril Mexicano, S.A. de C.V.	—	0.9
	$6.2	$3.9

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays to Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services. The total amount paid by the Company for such services in the first quarter 2008 and 2007 was $3.2 million. The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees of $2.0 million and $4.1 million in the first quarter of 2008 and 2007, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid $1.9 million and $2.7 mi1lion in the first quarter of 2008 and 2007, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services. In connection with this, the Company paid fees of $0.3 million and $1.0 million in the first quarter of 2008 and 2007, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family. Additionally, in the third quarter of 2006, one of our Mexican subsidiaries provided a short-term interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane, which was paid in the first quarter of 2007. MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations. Our Mexican subsidiaries have provided a guaranty for a new $10.8 million loan obtained by MexTransport. The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries. The Company paid fees of $0.7 million in the first quarter of 2008, to MexTransport for aviation services.

The Company purchased $1.5 million and $1.2 million in the first quarter of 2008 and 2007, respectively, of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest. The Company paid fees of $0.2 million and $0.2 million in the first quarter of 2008 and 2007, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest. Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased less than $0.1 million and $0.1 million in the first quarter of 2008 and 2007, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez is employed as a sales representative. Also, the Company purchased $0.2 million in the first quarter of 2008 of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.6 million and $0.6 million in the first quarter of 2008 and 2007, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez has a proprietary interest. Mr. Jorge Gonzalez is the son-in-law of SCC’s Chief Executive Officer.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

K.            Employee Benefit Plan:

SCC Defined Benefit Pension Plan-

The components of the net periodic benefit costs for the three months ended March 31 are as follows ($ in millions):

	2008	2007

Interest cost	$0.2	$0.2
Expected return on plan assets	(0.1)	(0.1)
Amortization of net loss	—	—
Net periodic benefit cost	$0.1	$0.1

SCC Post-retirement Health Care Plan-

The components of the net periodic benefit costs for the post-retirement health care plan for the three months ended March 31, 2008 and 2007 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the three months ended March 31 are as follows ($ in millions):

	2008	2007

Interest cost	$0.5	$0.5
Service cost	0.6	0.5
Expected return on plan assets	(0.7)	(0.5)
Net periodic benefit cost	$0.4	$0.5

Minera Mexico Post-retirement Health Care Plan-

The components of the net periodic cost for the three months ended March 31, 2008 and 2007 are as follows ($ in millions):

	2008	2007

Interest cost	$0.8	$0.6
Service cost	0.1	0.1
Net periodic benefit cost	$0.9	$0.7

L.              Comprehensive Income (in millions):

	Three months ended
	March 31, 2008,
	2008	2007

Net income	$565.0	$551.7
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on investments	—	(1.0)
Comprehensive income	$565.0	$550.7

The unrealized loss on investment activity in the 2007 period was related to an investment in a Mexican construction company which was sold in 2007. This investment was accounted for as an available for-sale investment.

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

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry. In August 2006 and March 2008, in accordance with this law and its amendments the Company prepared and submitted to MEM a closure plan. The Company is awaiting MEM’s review of this plan. See note I “Asset Retirement Obligation” for further disclosure of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $1.5 million and $11.7 million in the first quarter of 2008, and 2007, respectively. The Company expects to spend approximately $14.1 million for environmental capital expenditures in 2008.

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

For the Company’s Mexican operations, environmental capital expenditures were $1.1 million and $4.1 million in the first quarter of 2008 and 2007, respectively. Approximately, $45.2 million has been budgeted for environmental capital expenditures in 2008.

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

2)              Additionally, on May 10, 2006, the Company was served with a new complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination)corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest” and (2) labor shares resulting from capital increases made by the Branch in 1980 “ for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.  As of March 31, 2008 the case remains in the discovery stage.

The Company asserts that the claims are without merit and that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  The Company does not believe that an unfavorable outcome is reasonably possible.  The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.

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

Mexican operations

The Mexican Geological Services (MGS) Royalties: In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre (La Caridad) the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  The Company estimates that the payment made on January 11, 2006 will cover 100% of the royalty payments required for 2004 and prior periods.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The appeal was lost by the Company in October 2007.  The Company filed a protective action (Amparo) before the First Unitary Tribunal of the First Circuit.  The Company believes that the payment made on account for this period is correct.  On an ongoing basis the Company is required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

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

Peruvian Operations

Collective bargaining agreements with the Company’s Peruvian labor unions expired in early 2007.  A number of strikes were initiated by the Company’s labor unions, demanding wage increases and better benefits.  In addition, some of the unions went on strike in support of national union strikes.  These strikes were generally of a brief nature and the Company was able to continue normal operations with the support of staff and administrative personnel and contractors.  New collective bargaining agreements, for periods ranging from three to six years were signed by the end of third quarter 2007 with all of the Company’s Peruvian unions.

Mexican operations

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 350 days of inactivity.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage.  On January 11, 2008 the Mexican federal labor court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  This ruling was challenged before a federal judge who upheld the union’s case on February 14, 2008.  The Company appealed this ruling.  The workers partially returned to work and the Company resumed operations.  However, on April 11, 2008 the workers restarted the labor stoppage and shut down production.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, hence the Board of Directors has decided to offer all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees with a significant severance payment that will allow them to choose the labor alternative that is best for each of them.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.  The Company is currently evaluating the impact of this labor situation on our overall financial position and results of operations.

Also on July 30 2007, our Taxco and San Martin mines went on strike. At present both mines continue on stand-by.  However, the Company believes that the strike activity will not result in an impairment of assets.

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

The consolidated complaint alleges, among other things, that the acquisition of Minera Mexico is the result of breaches of fiduciary duties by the Company’s directors and is not entirely fair to the Company and its minority stockholders.  The consolidated complaint seeks, among other things, a preliminary and permanent injunction to enjoin the acquisition, the award of damages to the class, the award of damages to the Company and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The defendants believe that this lawsuit is without merit and are vigorously defending themselves against the action.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigation involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit after being removed to Federal Court was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco, the debtor in possession, as described below.  On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In late December 2004 and early January 2005, three purported class action derivative  lawsuits were filed in the Delaware Court of Chancery (New Castle County) relating to the merger transaction between SCC and Minera Mexico.  On January 31, 2005, the three actions were consolidated.  The consolidated complaint alleges, among other things, that the merger was the result of breaches of fiduciary duties by SCC’s directors and was not entirely fair to SCC and its minority stockholders. The case is currently in the early stages of discovery.  The defendants believe that the lawsuit is without merit and are vigorously defending the action.  While Grupo Mexico and its affiliates believe that these claims are without merit, we cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could1, among other effects, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of

Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, in August 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

Other:

Regional development contribution

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.   The contributions are being used for social benefit programs.  In 2008 and 2007, the Company made a contribution of $17.9 million and $16.1 million, calculated based on 2007 and 2006 Peruvian earnings after income tax, respectively.  These contributions were deposited with a separate entity, the “Asociacion Civil Ayuda del Cobre” which will make disbursements for approved investments in accordance with the agreement.  The following years’ contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the copper price drops below $1.79 per pound the contribution will cease.  In the first quarter of 2008 the Company made a provision of $3.2 million based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $14.8 million, and $10.1 million in the first quarter of 2008 and 2007, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

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

Tax contingency matters:

Tax contingencies are provided for under FIN No 48 (see Note F “Income Taxes.”)

N.            Segment and Related Information:

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

The three segments identified are groups of mines with similar economic characteristics, type of products, processes and support facilities, similar regulatory environments, similar employee bargaining contracts and similar currency risks.  In addition, each mine within the individual group earns revenues from similar type of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

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

3.               Mexican underground mining operations, which includes five underground mines that produce zinc, copper, silver and gold, a coal mine  which produces coal and coke, and several industrial processing facilities for zinc and copper.  This group is identified as the IMMSA unit.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2008
	(in millions)
		Mexican		Corporate
	Mexican	IMMSA	Peruvian	and other
	Open Pit	Unit	Operations	Eliminations	Consolidated
Net sales outside of segments	$443.9	$133.8	$921.5	$—	$1,499.2
Intersegment sales	26.2	28.3	—	(54.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	183.4	85.6	307.0	(55.4)	520.6
Selling, general and administrative	8.9	6.4	10.3	(0.9)	24.7
Depreciation, amortization and depletion	45.2	8.0	28.3	(0.3)	81.2
Exploration	1.9	1.8	4.3	—	8.0
Operating income	$230.7	$60.3	$571.6	$2.1	864.7
Less:
Interest, net					(10.4)
Gain on derivative instruments					2.9
Other income (expense)					(3.5)
Income taxes					(286.0)
Minority interest					(2.7)
Net earnings					$565.0

Capital expenditure	$23.3	$6.9	$18.3	$1.4	$49.9
Property, net	$1,596.4	$249.3	$1,643.6	$63.5	$3,552.8
Total assets	$2,988.8	$657.9	$3,217.0	$(85.6)	$6,778.1

	Three Months Ended March 31, 2007
	(in millions)
		Mexican		Corporate
	Mexican	IMMSA	Peruvian	and other
	Open Pit	Unit	Operations	Eliminations	Consolidated
Net sales outside of segments	$513.7	$128.5	$716.1	—	$1,358.3
Intersegment sales	69.7	22.2	—	$(91.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	188.3	64.6	304.3	(90.6)	466.6
Selling, general and administrative	10.4	5.5	10.0	(2.1)	23.8
Depreciation, amortization and depletion	43.0	7.8	23.3	—	74.1
Exploration	0.8	1.9	3.7	—	6.4
Operating income	$340.9	$70.9	$374.8	$0.8	787.4
Less:
Interest, net					(2.9)
Loss on derivative instruments					(21.2)
Other income (expense)					20.7
Income taxes					(230.7)
Minority interest					(1.6)
Net earnings					$551.7

Capital expenditure	$20.4	$6.7	$31.4	$26.5	$85.0
Property, net	$1,576.4	$266.2	$1,645.6	$67.2	$3,555.4
Total assets	$2,873.1	$709.7	$2,991.9	$(291.2)	$6,283.5

Sales value per segment:

	Three Months Ended March 31, 2008
	(in millions)
		Mexican
	Mexican	IMMSA	Peruvian	Intersegment
	Open Pit	Unit	Operations	Elimination	Consolidated

Copper	$315.0	$27.9	$728.4	$(30.2)	$1,041.1
Molybdenum	125.7	—	156.9	—	282.6
Other	29.4	134.2	36.2	(24.3)	175.5
Total	$470.1	$162.1	$921.5	$(54.5)	$1,499.2

	Three Months Ended March 31, 2007
	(in millions)
		Mexican
	Mexican	IMMSA	Peruvian	Intersegment
	Open Pit	Unit	Operations	Elimination	Consolidated

Copper	$458.0	$15.1	$558.7	$(68.1)	$963.7
Molybdenum	98.9	—	113.3	—	212.2
Other	26.5	135.6	44.1	(23.8)	182.4
Total	$583.4	$150.7	$716.1	$(91.9)	$1,358.3

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2008	2007
United States	$414.3	$432.1
Europe	360.3	216.0
Mexico	319.5	260.5
Peru	39.3	21.5
Latin America (excluding Mexico and Peru)	281.2	185.9
Asia	78.2	242.3
Derivative instruments	6.4	—
Total	$1,499.2	$1,358.3

Major Customer Segment Information:

For the three months ended March 31, 2008, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 17.3% of total revenue; revenues from one of these customers amounted to 12.3% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 15.3% of total revenues; revenues from one of these customers amounted to 10.4% of total revenue, these customers represent 80.5% of the Company’s molybdenum sales value.

For the three months ended March 31, 2007, the Company had revenue from two copper customers of the Mexican and Peruvian operations, which amounted to 27.3% of total revenue; revenues from one of these customers amounted to 14.6% of total revenue.  In addition, the Company had revenue from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 13.4% of total revenues; these customers represent 85.9% of the Company’s molybdenum sales value.

O.            Impact of New Accounting Standards:

On March 19, 2008 The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently analyzing this statement in order to adopt it.

In December 2007, the FASB published SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51.  This statement addresses the reporting of minority interests in the results of the parent and provides direction for the recording of such interests in the financial statements.  It also provides guidance for the recording of various transactions related to the minority interests, as well as certain disclosure requirements.

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

P.              Stockholders’ Equity:

Treasury Stock:

Activity in treasury stock in the three month period ended March 31, 2008 is as follows (in millions):

Southern Copper common shares
Balance as of December 31, 2007	$4.4
Purchase of shares	—
Used for corporate purposes	—
Balance as of March 31, 2008	$4.4

Parent Company (Grupo Mexico) common shares
Balance as of December 31, 2007	170.3
Other activity, including dividend, interest and currency translation effect	13.5
Balance as of March 31, 2008	183.8

Treasury stock balance as of March 31, 2008	$188.2

In the first three months of 2008 the Company awarded 4.8 million shares of Grupo Mexico under the employee stock purchase plan.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 400 shares of common stock upon election and 400 additional shares following each annual meeting of stockholders thereafter.  200,000 shares of Southern Copper common stock have been reserved for this plan.  At March 31, 2008 and 2007, 72,000 and 67,600 shares, respectively, have been granted under this plan.  The fair value of the award is measured each year at the date of the grant.

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

In the case of voluntary resignation of the employee, the Company will pay to the employee the purchase price applying a deduction over the amount to be paid to the employee based on the following schedule.

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

For the three months ended March 31, 2008 and 2007, the stock based compensation expense under this plan was $0.5 million in both periods.  As of March 31, 2008, there was $14.4 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining period of 8 years.

The following table presents the stock award activity for the three months ended March 31, 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2008	4,834,717	$3.50
Granted	—
Exercised	—
Forfeited	—
Outstanding shares at March 31, 2008	4,834,717	$3.50

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 750,000 shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $0.1 million and $0.5 million, net of tax, in compensation expense in the first quarter of 2008 and 2007, respectively.  As of March 31, 2008, there was $3.1 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over a weighted average period of eight years.

The following table presents the stock award activity for the three months ended March 31, 2008 and 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2008	457,500	$2.30
Granted
Exercised	(90,000)	$2.30
Forfeited	—
Outstanding shares at March 31, 2008	367,500	$2.30

Outstanding shares at January 1, 2007	750,000	$2.70
Granted
Exercised	(67,500)	$2.70
Forfeited	—
Outstanding shares at March 31, 2007	682,500	$2.40

Q.            Subsequent events:

On April 1, 2008 the Company paid $150.0 million of the remaining balance of its series A Yankee bonds, with this payment the series A Yankee bonds were fully repaid.

On April 24, 2008, the Board of Directors approved a quarterly dividend of $1.70 per share, totaling $500.6 million, to be paid on June 3, 2008 to shareholders of record as of May 14, 2008.

On April 24, 2008, the Board of Directors approved the change of the annual stockholders meeting to May 28, 2008, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliscos No. 400, 12th floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

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

Our net income and earnings per share for the three months ended March 31, 2008 and 2007 were $565.0 million and $1.92 per share and $551.7 million and $1.87 per share, respectively.  The increase in net earnings in the 2008 first quarter period was due principally to the higher sales price for the most of our metals, as well as higher molybdenum sales volume, despite the effects of the Cananea strike, which has reduced copper production in the first quarter of 2008.

Mine copper production amounted to 281.9 million pounds in the first quarter 2008, a decrease of 95.7 million pounds compared with the first quarter 2007.  The decrease in production is principally due to the lower production at the Cananea mine which reached approximately 27% of capacity in the first quarter of 2008 and operated at full capacity in the first quarter of 2007.  In April 2008 the Cananea mine was again shut down due to strike activity.

In the last five years our Cananea mine has produced an average of 150,000 tons of copper per year, which is equivalent to approximately 23% of the aggregate copper production of the Company.  The Cananea production has been affected by high unit costs due to constant labor stoppages and obstruction of third party contractors by the miners union.  The mine has the capacity to produce 180,000 tons of copper per year and has the potential to increase its capacity to 220,000 tons in the near future.  However, the mine has been experiencing irregular operations, working during 2007 at 50% of its capacity.  We will stock our reserves at Cananea until it can produce with efficiency, certainty and competitiveness.

In the last seven years our Cananea mine has experienced more than nine labor stoppages. We have tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea; hence the Board of Directors has decided to offer all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees with a significant severance payment that will allow them to choose the labor alternative that is best for each of them.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.  We are currently evaluating the impact of this labor situation on our overall financial position and results of operations.

Also on July 30 2007, our Taxco and San Martin mines went on strike.  At present both mines remain on stand-by.  However, we believe that the strike activity will not result in an impairment of our assets.

Molybdenum production increased 0.6 million pounds, from 8.1 million pounds in the first quarter 2007 to 8.7 million pounds in the first quarter 2008.  This increase is principally due to higher recoveries at all of our mines.  Mine zinc production amounted to 54.6 million pounds in the first quarter 2008, a 23.5% decrease from the first quarter 2007.  Refined zinc production in the first quarter 2008 was 56.0 million pounds, 19.1% higher than in the first quarter 2007 due to the recovery of full capacity at the San Luis Potosi refinery.

During the first quarter of 2008, we have focused our capital investment efforts on our previously announced investment program at our Peruvian operations.  This $2.1 billion investment program would permit us to increase our copper production by 270,000 tons per year by 2011, an increase of 39% of the current production level.

In addition, subject to the satisfactory resolution of social issues and the acquisition of the necessary governmental permits, we plan to invest approximately $1.2 billion in the Los Chancas project, a copper-molybdenum property in the southern part of Peru.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues and, (v) our expansion and modernization program and environmental protection programs.  This discussion should be read in conjunction with the management discussion and analysis of financial condition and results of operations at December 31, 2007 included in the Company’s 2007 annual report on Form 10-K.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized definition and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (including depreciation, amortization and depletion) as presented in the statement of earnings, is presented under the subheading “Non-GAAP Information Reconciliation”, below.  We have defined operating cash cost per pound as cost of sales (including depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less by-products revenue and sales premiums, depreciation, amortization and depletion, workers’ participation and other miscellaneous charges, the mine royalty charges and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc and silver and the premiums over market price that we receive on copper sales.  We account for the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-products revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally, excluded from operating cash cost are items of a non-recurring nature, and the mine royalty charges.

Our operating cash costs per pound, as defined, are presented in the table below, for the three months ended March 31, 2008 and 2007.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended March 31,
	2008	2007
	(in cents per pound)
Cash cost per pound of copper produced and purchased	(15.0)	4.6
Cash cost per pound of copper produced and purchased without by-products revenue	151.0	123.1

As seen on the chart above, our per pound cash cost for the first quarter of 2008 when calculated with by-products revenue is a credit of 15.0 cents compared with a cost of 4.6 cents in the first quarter of 2007.  The increase in the by-products credit in the 2008 period was due to higher prices for molybdenum and silver, as well as the higher production and sale of molybdenum.  The increased molybdenum production was the result of higher recoveries at all of our mines.  Zinc production, however, was lower in the 2008 period when compared to the 2007 period, due to strikes in the Taxco and San Martin mines in Mexico.

Our cash cost, excluding by-product revenues, was higher by 27.9 cents per pound in the first quarter of 2008 than the comparable 2007 period and is mainly due to the lower copper production at Cananea due to the lingering effect of its recent strike.

Metal Prices.  The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.  Historically, metal prices have been subject to wide fluctuations and are affected by numerous factors beyond our control.  These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates.  In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to speculative activities.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to hedging programs, metal price sensitivity factors would indicate the following change in estimated 2008 earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$6.6	$20.2	$1.3	$8.6

Business segments.

Our Company operates in a single industry, the copper industry.  We operate our business in three segments.  These segments are our Peruvian operations, our Mexican open-pit operations and our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  Our Mexican open-pit operations include La Caridad and Cananea mine complexes, the smelting and refining plants and support facilities which service both mines.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal and coke mine, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note N of our Condensed Consolidated Financial Statements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below.  For the three months ended March 31, 2008 and 2007, inflation and devaluation rates were as follows:

	Three Months Ended March 31,
	2008	2007
Peru:
Peruvian inflation rate	2.2%	0.6%
Nuevo sol/dollar (appreciation)/ devaluation rate	(8.4)%	(0.4)%

Mexico:
Mexican inflation rate	1.5%	1.0%
Peso/dollar (appreciation)/ devaluation rate	(1.6)%	1.6%

Capital Expansion Program.

During the first quarter of 2008, we have focused our capital investment in our previously announced investment program at our Peruvian operations.  This program includes the development of five projects in Peru (1) the Tia Maria SX/EW copper project, (2) the Toquepala concentrator expansion, (3) the Cuajone concentrator expansion, (4) the Ilo smelter expansion, and (5) the Ilo copper refinery expansion, with a total investment of $2.1 billion.  This investment would permit us to increase our copper production by 270,000 tons per year by 2011, which represents 39% of the current production level.

Investment in the Tia Maria project is underway. We have committed $388 million in purchase orders and contracts for major equipment acquisition including, 20 trucks, 2 shovels, 2 drilling machines and mine auxiliary equipment; and primary, secondary and tertiary crushers, 8.6 kilometers of overland conveyors, spreaders and reclaim systems.  We expect to receive this equipment during 2009 when we will start construction of the new unit.  We expect to invest $65 million in this project during 2008.  When completed at the end of 2010, Tia Maria will produce 120,000 tons of copper cathodes per year.

The Toquepala and Cuajone expansions are also underway.  We have signed agreements for the acquisition of major mine equipment and have contracted technical and environmental studies which are expected to be concluded by November 2009, in parallel we will continue with the engineering and procurement process.

Also, subject to the satisfactory resolution of social issues and the acquisition of the necessary governmental permits, we plan to invest approximately $1.2 billion in the Los Chancas project, a copper-molybdenum property in the southern part of Peru.  This is in addition to the $2.1 billion previously announced for our other Peruvian projects.  We expect this project will increase our annual copper production by 80,000 tons.  The feasibility study for this project is in process and we expect to complete it by the end of 2008.

Ilo Smelter Modernization:  This project was completed in January 2007 and has allowed us to increase sulfur capture over the 92% requirement established in our agreement with the Peruvian government.  The new smelter maintains production at current levels.  Performance tests are pending completion for the Isasmelt furnace with Xstrata and acid plant with Chemetics.  These are expected to be completed in the next few months.  The facility is currently operating at full capacity and we expect to smelt 1.1 million tons of concentrates in 2008.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda Dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment, with long fabrication lead-time continues and part of the material has been received.  Construction of the main civil works and some access roads for the main and lateral dams has been completed.  The first stage of this project will be under development until 2012.  The total cost of this project is estimated to be $66.0 million, with $18.1 million expended through March 31, 2008 and $16.9 million committed.

Cananea: The are two major Cananea projects, an SX/EW plant to increase cathode production by 33,000 tons and a crusher and conveyor system for leach material, these projects have been temporarily suspended until the resolution of the labor problems at Cananea.

El Arco Project: In April 2008, feasibility study bids were received from four engineering companies and are under review, we expect to award the bid in the second quarter of 2008, after which the study will be initiated.

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Statement of Earnings Data:

Net sales	$1,499.2	$1,358.3
Operating costs and expenses	(634.5)	(570.9)
Operating income	864.7	787.4
Non-operating income (expense)	(11.0)	(3.5)
Earnings before taxes and minority Interest	853.7	783.9
Income taxes	(286.0)	(230.7)
Minority interest	(2.7)	(1.5)
Net earnings	$565.0	$551.7

Mine copper production amounted to 281.9 million pounds in the first quarter of 2008 compared with 377.6 million pounds in the first quarter of 2007, a decrease of 25.3%.  This decrease amounting to 95.7 million pounds, included 87.5 million pounds from the Mexican open pit operations, 3.9 million pounds from the Mexican underground mines and 4.3 million pounds from the Peruvian open pit mines.

The decrease of 87.5 million pounds in the Mexican open-pit mines production included 77.5 million pounds from the Cananea mine and 10.0 million pounds from the La Caridad mine.  The decrease in production at the Cananea mine was due to the effect of its strike.  The decrease at La Caridad mine is due to lower ore and pregnant leach solution (“PLS”) grades.  The decrease of 3.9 million pounds at the Mexican underground mines was due to the work stoppage at the San Martin mine.  The decrease in the Peruvian mines came from the Toquepala mine, which decreased by 12.2 million pounds, and was the result of lower ore grades and recoveries, partially offset by an increase of 6.2 million pounds from the Cuajone mine due to higher quality of material mined and improved recoveries and an increase of 1.7 million pounds from the Toquepala SX/EW plant due to higher PLS grade.

Molybdenum production increased by 0.6 million pounds to 8.7 million pounds in the first quarter of 2008 from 8.1 million pounds in the first quarter of 2007.  This increase in production was principally the result of higher recoveries in all our mines.

Mine zinc production decreased 16.7 million pounds in the first quarter of 2008 to 54.6 million pounds compared with 71.3 million pounds in the first quarter of 2007.  This 23.5% decrease in production was due to the work stoppages at San Martin and Taxco mines which started on July 30, 2007 and continue to date.

The table below outlines the average metal prices during the three-month periods ended March 31, 2008 and 2007:

Average Metal Prices

	Three Months Ended March 31,
	2008	2007	% Change
Copper ($per pound – LME)	$3.54	$2.69	31.6
Copper ($per pound – COMEX)	$3.53	$2.70	30.7
Molybdenum ($per pound)	$33.01	$25.81	27.9
Zinc ($per pound – LME)	$1.10	$1.57	(29.9)
Silver ($per ounce – COMEX)	$17.62	$13.29	32.6

Net Sales.  Net sales in the first quarter of 2008 increased $140.9 million to $1,499.2 million from $1,358.3 million in the comparable period in 2007.  The increase in net sales in the first quarter 2008 was the result of higher metal prices for our principal products except zinc, and higher molybdenum sales volume.  Net sales also include an unrealized gain of $6.4 million on copper derivative instruments in the first quarter of 2008.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2008 and 2007:

Copper Sales (million pounds):

	Three Months Ended March 31,
	2008	2007
Copper:
Peruvian operations	185.8	211.0
Mexican open-pit	85.1	173.5
Mexican IMMSA unit	9.4	7.2
Intersegment elimination	(9.5)	(25.2)
Total copper sales	270.8	366.5

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2008 and 2007:

By-product Sales:

	Three Months Ended March 31,
(in million pounds except silver – in million ounces)	2008	2007
Peruvian operations
Molybdenum contained in concentrates	4.9	4.2
Zinc – refined and in concentrate	5.3	11.4
Silver	0.8	1.4

Mexican open-pit
Molybdenum contained in concentrates	4.0	3.8
Zinc – refined and in concentrate (1)	—	—
Silver	0.7	1.0

Mexican IMMSA unit
Zinc – refined and in concentrate	51.1	64.2
Silver	2.0	2.2

Intersegment elimination
Zinc – refined and in concentrate	(3.9)	(10.0)
Silver	(0.5)	(0.2)

Total by-product sales
Molybdenum contained in concentrates	8.9	8.0
Zinc – refined and in concentrate	52.5	65.6
Silver	3.0	4.4

At March 31, 2008, the Company has recorded provisionally priced sales of 103.4 million pounds of copper, at an average forward price of $3.82 per pound.  Also the Company has recorded provisionally priced sales of 4.1 million pounds of molybdenum at the March 31, 2008 market price of $33.25 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the next seven months.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses. Operating costs and expenses were $634.5 million in the first quarter of 2008 compared with $571.0 million in the first quarter of 2007.  The increase of $63.5 million was principally due to higher cost of sales (exclusive of depreciation, amortization and depletion) and higher depreciation, amortization and depletion.

Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2008 was $520.6 million compared with $466.6 million in the comparable 2007 period.  The increase in cost of sales of $54.0 million in the first quarter 2008 was principally due to $23.1 million of higher production cost due to increase in power, fuel, tires and material repair.  Additionally, cost of sales was higher due to $23.2 million of loss on currency translation and $4.8 million of higher mine royalties.

Depreciation, amortization and depletion for the three months ended March 31, 2008, were $81.2 million compared with $74.1 million in the comparable periods of 2007.  The increase of $7.1 million is mainly attributable to higher depreciation in our Peruvian operations due to the start-up of the modernized Ilo smelter and higher amortization of capitalized leach material.

Non-Operating Income (Expense): Interest expense in the first quarter of 2008 was approximately 2.9% lower than the comparable 2007 period.  This variance is mainly result of the changes in average debt levels in the period.

Interest income was $17.4 million in the first quarter of 2008, compared to $21.9 million in the first quarter of 2007.  This decrease was principally result of lower average of interest rates earned.

The gain on derivative instruments was $2.9 million in the first quarter of 2008 and a loss of $21.2 million in the first quarter of 2007.  These amounts consist of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Loss short-term investments	$—	$(22.7)
Gain on exchange rate derivatives, US dollar / Mexican peso	2.9	_1.5
Net gain (loss)	$2.9	$(21.2)

For additional information please see Note H “Derivative instruments” to the Condensed Consolidated Financial Statements.

Other income (expense) was an expense of $3.5 million in the first quarter of 2008 compared to an income of $20.7 million in the first quarter of 2007.  The decrease in the first quarter of 2008 was principally due to $13.9 million of lower dividends received from Grupo Mexico, $4.8 million of net cost of sale and disposal of assets, $1.3 million of higher contribution to the Peruvian regional development and $4.2 million of lower miscellaneous income.

Income taxes: The income tax for the three months ended March 31, 2008 and 2007 was $286.0 million and $230.7 million, respectively.  These amounts include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2008 and 2007 periods are 33.5% and 29.4%, respectively.  The 2008 effective income tax rate increase primarily reflects a large shift in the mix of earnings from Mexico, principally as a result of a lengthy strike at the Cananea mine, to the higher tax jurisdiction, Peru which represents an increase of 2.9% in the effective income tax rate. In addition, various tax adjustments to the first quarter 2008 Peru tax provision, also contributed to the rate increase.

On October 1, 2007, the Mexican government enacted a new law, which generally takes effect on January 1, 2008.  The law introduces a flat tax, which replaced Mexico’s asset tax and applies to taxpaying entities along with Mexico’s regular income tax.  In general Mexican companies are subject to paying the greater of the flat tax or the income tax; the application of this rule resulted in a provision in the first quarter of 2008 based upon the regular income tax calculation.  This tax law change did not have an effect on the Company’s first quarter 2008 deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and 17.5% in 2010 and the following years.  Although the flat tax is defined as minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,		Change
	2008	2007	Value	%
Net sales	$921.5	$716.1	$205.4	28.7%
Operating costs and expenses	(349.9)	(341.3)	(8.6)	(2.5)%
Operating income	$571.6	$374.8	$196.8	52.5%

Net sales in the first quarter of 2008 increased $205.4 million to $921.5 million from $716.1 million in the comparable period of 2007.  The increase in net sales is principally the result of higher copper and molybdenum prices, as well as higher molybdenum sales volume due to higher production.  Copper sales volume decreased in the first quarter of 2008 when compared to the first quarter of 2007, principally as a result of lower sale of concentrates.  In 2007, we have a backlog of concentrates due to the start up of the Ilo smelter which was subsequently sold.  The increase in net sales value is also due, to a certain extent, to a change in copper product mix, in the first quarter of 2008, we sold higher refined copper in place of concentrates, as a result of the Ilo smelter operating at full capacity in the first quarter 2008.  Net sales in the first quarter of 2008 also include an unrealized gain on copper derivative instruments of $4.3 million.

Operating costs and expenses in the first quarter of 2008 increased by $8.6 million to $349.9 million from $341.3 million in the first quarter of 2007, principally due to higher cost of sales and higher depreciation, amortization and depletion.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended March 31, 2008 was $307.0 million compared to $304.3 million in the same period of 2007.  The principal elements of cost of sales, creating the change between the first quarters of 2008 and 2007, include the following, higher production cost in 2008 of $54.5 million, which includes increases in salaries, power, explosives, tires and other operating material. In addition, increased cost also includes higher workers’ participation of $9.6 million, higher royalties of $4.6 million and a higher exchange loss of $10.5 million due to appreciation of the nuevo sol against the US dollar.  These increases in cost were reduced by $74.3 million related to the lower cost of outside concentrates purchased and lower freights related to the reduction in concentrates shipped.  Depreciation, amortization and depletion for the three months ended March 31, 2008 was $28.3 million compared to $23.3 million in the same period of 2007.  The increase of $5.0 million in depreciation, amortization and depletion is due to the depreciation of the Ilo smelter modernization project completed in first quarter 2008, which represents a $3.9 million increase and the depreciation of other new investments.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,		Change
	2008	2007	Value	%
Net sales	$470.1	$583.4	$(113.3)	(19.4)%
Operating costs and expenses	(239.4)	(242.5)	3.1	1.2%
Operating income	$230.7	$340.9	$(110.2)	32.3%

Net sales in the first quarter of 2008 decreased $113.3 million to $470.1 million from $583.4 million in the first quarter of 2007.  The decrease in sales is principally due to lower production and sale of copper from Cananea mine due to the strike.  Sales of Cananea’s copper in the first quarter of 2008 and 2007 were 25.5 million pounds and 102.1 million pounds, respectively.  In addition, the production and sale of silver in the first quarter of 2008, was reduced by the effect of the strike.  Net sales in the first quarter of 2008 also include an unrealized gain on copper derivative instruments of $2.1 million.

Operating costs and expenses in the first quarter of 2008 decreased by $3.1 million to $239.4 million from $242.5 million in the first quarter of 2007, principally due to lower cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $4.9 million to $183.4 million from $188.3 million in 2007.  The decrease in cost of sales was the effect of the partial recovery of the Cananea production capacity.  Cost of sales in 2008 includes $18.9 million of unproductive costs and $4.3 million of rehabilitation costs related to the Cananea strike.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three month period ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,		Change
	2008	2007	Value	%
Net sales	$162.1	$150.7	$11.4	7.6%
Operating costs and expenses	(101.8)	(79.8)	(22.0)	(27.6)%
Operating income	$60.3	$70.9	$(10.6)	(15.0)%

Net sales in the first quarter 2008 increased $11.4 million to $162.1 million from $150.7 million in the comparable period of 2007.  The increase in net sales in the first quarter 2008 is principally due to higher prices and sales volume of copper, silver and lead.  Lead price increased 61.7% from $0.81 per pound in the first quarter of 2007 to $1.31 per pound in the first quarter of 2008.  Zinc prices and sales volume decreased in the first quarter 2008 compared to the first quarter 2007.  The volume decrease is due to the strikes at the San Martin and Taxco mines.

Operating costs and expenses in the first quarter of 2008 increased by $22.0 million to $101.8 million from $79.8 million in the first quarter of 2007, principally due to higher cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $21.0 million to $85.6 million from $64.6 million in 2007.  The increase in cost of sales was mainly effect of higher metal purchased to cover the loss on production caused by the strikes at San Martin and Taxco.

Intersegment Eliminations and Adjustments

The net sales, operating costs and cost and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note N of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Net cash provided from operating activities	$503.3	$548.9
Net cash used for investing activities	$(45.5)	$(184.1)
Net cash used for financing activities	$(415.4)	$(502.3)

Net cash provided by operating activities was $503.3 million in the first quarter of 2008, compared with $548.9 million in the 2007 period.  Cash provided from operating activities in the first quarter 2008 and 2007 were primarily the result of higher net earnings in both years, which were the result of improved sales prices for most of our metal products adjusted for non-cash items and the change in the balances of operating assets and liabilities.  Also molybdenum sales volume contributed to the increase in cash flow.

In first quarter 2008, our earnings were $565.0 million, approximately 112.3% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $81.2 million and $18.6 million of loss in currency translation which positively increased operating cash flow and $38.1 million of deferred income tax, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $115.7 million.

In first quarter 2007, our earnings were $551.7 million, approximately 100.5% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $74.1 million, $20.2 million of deferred income tax and $22.7 million of unrealized loss on derivative instruments, which positively increased operating cash flow and $20.5 million of capitalized leachable material, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $96.3 million.

Net cash used in investing activities was $45.5 million in the first quarter of 2008 and included $49.9 million for capital expenditures.  The capital expenditures included $18.3 million of investments at our Peruvian operations, $2.4 million for the primary crusher at the Toquepala concentrator, $1.5 million for the tailings disposal at Quebrada Honda and $14.4 million for various other replacement expenditures.  In addition, we spent $31.6 million for replacement assets at our Mexican operations, $23.3 million of which pertains to our Mexican open pit operations, $6.9 million to our IMMSA unit and $1.4 million to the Mexican administrative office.

In the first quarter of 2007, net cash used for investing activities was $184.1 million; this amount includes capital spending of $85.0 million.  The capital expenditures included $31.4 million of investments at our Peruvian operations, $11.7 million of which for the Ilo smelter modernization project, $4.9 million for the new PLS dam project and $14.8 million for various other replacement expenditures.  In addition, we spent $27.1 million for replacement assets at our Mexican operations, $20.4 million of which pertains to our Mexican open pit operations and $6.7 million in our IMMSA unit.  Also in the first quarter of 2007, we purchased offices (approximately eight floors) in a building in Mexico City for $26.5 million.  The first quarter of 2007 also includes the purchase of $100.0 million in short-term investments.

Net cash used in financing activities in the first quarter of 2008 was $415.4 million, compared with $502.3 million in the first quarter of 2007.  The first quarter of 2008 includes a dividend distribution of $412.3 million, compared with a distribution of $500.6 million in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

On February 29, 2008, the Company paid a quarterly dividend of $1.40 per share, totaling $412.3 million.  On April 24, 2008, the Board of Directors approved a quarterly dividend of $1.70 per share, totaling $500.6 million, to be paid on June 3, 2008 to shareholders of record as of May 14, 2008.

On April 1, 2008 the Company paid $150.0 million of the remaining balance of its series A Yankee bonds, with this payment the series A Yankee bonds were fully repaid.

We expect that we will meet our cash requirements for 2008 and beyond from internally generated funds, cash on hand and from additional external financing, if required.  At March 31, 2008, the Company’s debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 26.5% as compared with 27.3% at December 31, 2007.  At March 31, 2008, the Company’s cash and cash equivalents amounted to $1,472.8 million compared to $1,409.3 million at December 31, 2007.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended March 31,
	2008		2007
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (including depreciation, amortization and depletion) – GAAP	$601.8	206.5	$540.7	146.0
Add:
Selling, general and administrative expenses	24.7	8.5	23.8	6.4
Treatment and refining charges	5.7	2.0	19.0	5.1
Less:
By-products revenue (1)	(483.6)	(166.0)	(438.7)	(118.5)
Depreciation, amortization and depletion	(81.2)	(27.9)	(74.1)	(20.0)
Workers’ participation	(69.2)	(23.7)	(71.4)	(19.3)
Royalty charge and other	(52.6)	(18.1)	(15.2)	(4.0)
Inventory change	10.7	3.7	33.0	8.9
Operating cash cost	(43.7)	(15.0)	17.1	4.6

Add by-product revenue	483.6	166.0	438.7	118.5

Operating cash cost, without by-product revenue	$439.9	151.0	$455.8	123.1

Total pounds of copper produced and purchased (in millions)		291.4		370.3

(1)           Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see note O to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$6.6	$20.2	$1.3	$8.6

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  We generally do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing us to market risk.

Copper derivatives:

From time to time we have entered into derivative instruments to protect a fixed copper, or zinc price for a portion of our metal sales.

In the first quarter of 2008, we entered into copper collar and swap contracts to protect a portion of our 2008 sales of copper production.  Related to the valuation of these copper derivative contracts we recorded an unrealized gain of $6.4 million.  This gain was recorded in net sales in the Condensed Consolidated Statement of Earnings.

At March 31, 2008 we had copper collar contracts to protect 198.4 million pounds of copper production for the April-December 2008 period at weighted average minimum and maximum LME prices of $3.40 per pound and $4.23 per pound, respectively.  If the LME price falls below the minimum price, we will be paid the difference between the minimum price and the actual price.  If the LME price exceeds the maximum price, we will pay the difference between the maximum price and the actual price.  In addition, we have copper swap contracts to protect 175.1 million pounds of copper production for the April-August 2008 period at an average COMEX price of $3.87 per pound.

Gas swaps:

In the first quarter of 2007 we entered into gas swap contract to protect part of our gas consumption for 900,000 MMBTUs with a fixed price of $7.525.  Related to the settlement of this gas swap contract we recorded a loss of $0.9 million in the first quarter of 2007 which was charged to production cost.  In the first quarter of 2008 we did not hold any gas swap derivative.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.  In these contracts if the exchange rate settles at or below the barrier, we do not sell US dollars, if the exchange rate settles above the barrier price established in the contract we sell US dollars at the strike price established in the contract.

In the first quarter of 2008 and 2007 the exercise of some of these zero-cost derivative contracts resulted in gains of $1.1 million and $1.5 million, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At March 31, 2008 we held the following exchange rate derivative operations:

Notional Amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$45.0	4th Quarter 2008	11.32	10.60
$60.0	1st Quarter 2009	11.25	10.60

At March 31, 2008, the fair value of the above listed exchange rate derivative contracts is a gain of $1.8 million which was recorded as Gain (loss) on derivative instruments in the condensed consolidated statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

In addition, the $53.0 million exchange derivative contract held at December 31, 2007 was cancelled and we recognized a gain of $0.3 million in the first quarter of 2008, which is included in the $1.1 million noted above.

Short-Term Investment:

The balance of short-term investments was as follows (in millions):

	As of March 31,	As of December 31,
Investment	2008	2007
Short-term investment in securities issued by public companies with a weighted average interest rate of 3.24%.	$112.0	$117.9

Short-term investments in securities consist of trading securities issued by public companies.  Each security is independent of the others.

In the first quarter 2008, we earned interest of $0.9 million related to these investments which was recorded as interest income in the Condensed Consolidated Statement of Earnings.  In addition, we redeemed $5.2 million of these investments and recorded a mark to market adjustment of $0.7 million.  The mark to market adjustment was recorded as interest expense in the Condensed Consolidated Statement of Earnings.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and its subsidiaries as of March 31, 2008, and the related condensed consolidated statements of earnings for each of the three-month periods ended March 31, 2008 and March 31, 2007 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2008 and March 31, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statement of earnings, changes in stockholders´ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers

Mexico, D.F.

May 5, 2008

PART II – OTHER INFORMATION

Item 1. – Legal Procedures

The information provided in Note M to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1a.  Risk Factors

Set forth below are certain changes from the risk factors previously disclosed in SCC’s Form 10-K for the year ended December 31, 2007 filed on February 29, 2008 with the Securities and Exchange Commission.

We may be adversely affected by labor disputes.

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 350 days of inactivity. Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage.  On January 11, 2008 the Mexican federal labor court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  This ruling was challenged before a federal judge who upheld the union’s case on February 14, 2008.  The Company appealed this ruling.  The workers partially returned to work and the Company resumed operations.  However on April 11, 2008 the workers restarted the labor stoppage and shut down production.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, hence the Board of Directors has decided to offer all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees with a significant severance payment that will allow them to choose the labor alternative that is best for each of them.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.  We are currently evaluating the impact of this labor situation on our overall financial position and results of operations.

Also on July 30 2007, our Taxco and San Martin mines went on strike.  At present both mines continue on stand-by. However, we believe that the strike activity will not result in an impairment of our assets.

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

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 30, 2008

/s/ Genaro Guerrero
Genaro Guerrero
Vice President Finance and Chief Financial Officer

April 30, 2008

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