Form 10-Q
period 2008-06-30
SOUTHERN COPPER CORP/
filed 2008-08-01
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Tatum Blvd. Suite 2500 Phoenix, AZ	85028
Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of July 31, 2008 there were outstanding 883,410,150 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$1,461,796	$1,826,462	$2,961,002	$3,184,799

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	550,458	562,334	1,071,047	1,028,979
Selling, general and administrative	26,726	25,907	51,381	49,706
Depreciation, amortization and depletion	83,199	84,466	164,395	158,564
Exploration	8,996	8,553	17,052	14,971
Total operating costs and expenses	669,379	681,260	1,303,875	1,252,220

Operating income	792,417	1,145,202	1,657,127	1,932,579

Interest expense	(27,487)	(30,982)	(56,415)	(60,788)
Capitalized interest	1,441	1,477	2,529	6,443
Gain (loss) on derivative instruments	(1,487)	(55,512)	1,440	(76,692)
Other income (expense)	3,146	5,010	(354)	25,672
Interest income	12,181	18,076	29,596	40,004
Earnings before income taxes and minority interest	780,211	1,083,271	1,633,923	1,867,218

Income taxes	228,892	354,416	514,914	585,090
Minority interest	2,852	2,893	5,559	4,484

Net earnings	$548,467	$725,962	$1,113,450	$1,277,644

Per common share amounts:
Net earnings basic and diluted	$0.62	$0.82	$1.26	$1.45
Dividends paid	$0.57	$0.50	$1.03	$1.07
Weighted average common shares outstanding (basic and diluted)	883,401	883,392	883,399	883,388

The accompanying notes are an integral part of these condensed consolidated financial statements. All the shares and per share amounts for prior periods have been restated to reflect the common stock split. See note P.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,150,259	$1,409,272
Short-term investments	97,515	117,903
Accounts receivable trade, less allowance for doubtful accounts (2008 - $4,553; 2007 - $4,585)	513,262	385,611
Accounts receivable other (including affiliates 2008 - $1,381; 2007 - $1,644)	27,527	77,167
Inventories	491,578	448,283
Deferred income tax - current portion	51,242	72,303
Other current assets	100,161	124,970
Total current assets	2,431,544	2,635,509

Property, net	3,618,852	3,568,311
Leachable material, net	186,770	220,243
Intangible assets, net	114,946	115,802
Other assets, net	53,025	40,693
Total Assets	$6,405,137	$6,580,558

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$160,000
Accounts payable	267,344	255,070
Accrued income taxes	62,518	132,175
Due to affiliated companies	9,105	3,870
Accrued workers’ participation	151,851	313,251
Interest	31,854	37,325
Other accrued liabilities	36,331	25,499
Total current liabilities	569,003	927,190

Long-term debt	1,284,850	1,289,754
Deferred income taxes	193,594	219,501
Non-current taxes payable	161,216	154,721
Other liabilities and reserves	116,320	111,442
Asset retirement obligation	14,251	13,145
Total non-current liabilities	1,770,231	1,788,563

Commitments and Contingencies (Note M)

MINORITY INTEREST	15,780	16,685

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	856,701	819,646
Retained earnings	3,421,295	3,220,857
Accumulated other comprehensive loss	(26,545)	(26,554)
Treasury stock	(210,174)	(174,675)
Total Stockholders’ Equity	4,050,123	3,848,120

Total Liabilities, Minority Interest and Stockholders’ Equity	$6,405,137	$6,580,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
OPERATING ACTIVITIES

Net earnings	$548,467	$725,962	$1,113,450	$1,277,644
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	83,199	84,466	164,395	158,564
Capitalized leachable material	—	(19,568)	(2,246)	(40,029)
Loss on currency translation effect	3,430	5,249	22,031	567
Provision for deferred income taxes	23,322	38,094	(14,730)	58,340
Loss on sale of short-term investment	—	29,388	—	29,388
Unrealized loss on derivative instruments	10,336	36,929	2,099	59,617
Minority interest	2,852	2,893	5,559	4,484

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	45,070	(95,037)	(85,755)	(14,003)
Inventories	(36,267)	(14,566)	(43,295)	(57,550)
Accounts payable and accrued liabilities	(222,604)	(109,965)	(200,754)	(294,872)
Other operating assets and liabilities	(53,040)	(34,971)	(52,687)	15,611
Net cash provided by operating activities	404,765	648,874	908,067	1,197,761

INVESTING ACTIVITIES
Capital expenditures	(130,876)	(93,962)	(180,770)	(178,992)
Purchase of short-term investments	—	—	—	(100,000)
Net proceeds from sale of short-term investments	15,163	10,612	20,388	10,612
Other	5,097	(145)	4,280	736
Net cash used for investing activities	(110,616)	(83,495)	(156,102)	(267,644)

FINANCING ACTIVITIES
Debt repaid	(155,025)	(5,000)	(155,025)	(5,000)
Dividends paid to common stockholders	(500,592)	(441,683)	(912,894)	(942,267)
Distributions to minority interest	(3,576)	(1,405)	(6,736)	(3,164)
Other	733	216	794	277
Net cash used for financing activities	(658,460)	(447,872)	(1,073,861)	(950,154)

Effect of exchange rate changes on cash and cash equivalents	41,789	7,257	62,883	10,873

(Decrease) increase in cash and cash equivalents	(322,522)	124,764	(259,013)	(9,164)
Cash and cash equivalents, at beginning of period	1,472,781	888,850	1,409,272	1,022,778
Cash and cash equivalents, at end of period	$1,150,259	$1,013,614	$1,150,259	$1,013,614

		3 Months Ended June 30,		6 Months Ended June 30,
		2008	2007	2008	2007
		(in thousands)
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest		$11,311	$15,019	$64,016	$65,380
Income taxes		$332,149	$296,822	$548,343	$561,333
Workers participation		$174,209	$127,415	$290,039	$298,851

Non cash transactions:
Common stock split:
Increase in Common stock	$5,897
Decrease in Additional paid-in capital	$5,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007.  The condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been subject to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated August 1, 2008, is presented on page 51.  The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated combined financial statements at December 31, 2007 and notes included in the Company’s 2007 annual report on Form 10-K.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 and do not have any effect on its overall financial position or results of operations.  All fair value adjustments at June 30, 2008 represent assets measured at fair value on a recurring basis.  Fair values as of June 30, 2008 were calculated as follows (in million):

	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Short-term Investments	$97.5	$97.5	—	—
Derivative Instruments:
Exchange rate derivative, dollar/peso	(0.1)	—	(0.1)	—
Copper derivative	(2.0)	—	(2.0)	—
Total	$95.4	$97.5	$(2.1)	—

C.             Short-term Investments:

The balance of short-term investments was as follows (in millions):

	As of
Investments	June 30, 2008	December 31, 2007
Short-term investments in securities issued by public companies with a weighted average interest rate of 2.72%.	$97.5	$117.9

Short-term investments in securities consist of trading securities issued by public companies.  Each security is independent of the others.

In the second quarter and six months of 2008, the Company earned interest of $1.4 million and $2.3 million, respectively, related to these investments which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the second quarter and first six months of 2008, the Company redeemed $14.8 million and $20.1 million, respectively, of these investments.

At June 30, 2008 the mark to market adjustment of these investments was $2.1 million which was recorded as interest expense in the condensed consolidated statement of earnings.

D.            Inventories were as follows:

(in millions)	June 30, 2008	December 31, 2007
Metals at lower of average cost or market:
Finished goods	$65.2	$65.7
Work-in-process	181.6	140.7
Supplies at average cost	244.8	241.9
Total inventories	$491.6	$448.3

E.              Financing

On April 1, 2008, the Company paid $150.0 million of the remaining balance of its series A Yankee bonds.  With this payment the series A Yankee bonds were fully repaid.  In both June 2008 and 2007, the Company paid $5.0 million of its Mitsui loan.

F.              Income taxes:

The income tax for the six months ended June 30, 2008 and 2007 were $514.9 million and $585.1 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States. The effective tax rates for the 2008 and 2007 periods are 31.5% and 31.3%, respectively.  The estimated annual effective tax rate for 2008 is 32.5%, compared with 34.7% in 2007.  The decrease in the estimated annual effective tax rate is largely due to the incremental U.S. tax on dividend income in 2007.  The dividend income was eliminated in financial consolidation (book income) but was taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28% on the dividend.  In addition, the variability in the dollar relative to the Mexican peso and the Peruvian nuevo sol caused a decrease in the estimated effective tax rate.  In addition, the inclusion of loss carryforwards of some of Minera Mexico’s subsidiaries in the Mexican tax calculation also contributed to the rate decrease.

On October 1, 2007, the Mexican government enacted a new tax law, which took effect on January 1, 2008.  The law introduced a flat tax, which replaced Mexico’s asset tax and applies to taxpaying entities along with Mexico’s regular income tax.  In general Mexican companies are subject to paying the greater of the flat tax or the income tax; the application of this rule resulted in a provision in the first six months of 2008 based upon the regular income tax calculation.  This tax law change did not have an effect on the Company’s first six months 2008 deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and a 17.5% tax rate in 2010 and the following years.  Although the flat tax is defined as minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

FIN No. 48 - Accounting for Uncertainty in Income Taxes.

There were no material changes in the unrecognized tax benefits in the first six months of 2008.

G.             Provisionally Priced Sales:

At June 30, 2008, the Company has recorded provisionally priced sales of 96.7 million pounds of copper, at an average forward price of $3.90 per pound.  Also the Company has recorded provisionally priced sales of 3.5 million pounds of molybdenum at the June 30, 2008 market price of $33.35 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2008:

Copper (million lbs.)	Priced at	Month of Settlement
64.2	3.911940	July 2008
12.6	3.890245	August 2008
12.5	3.873624	September 2008
7.4	3.859014	October 2008
96.7	3.900108

Molybdenum (million lbs.)	Priced at	Month of Settlement
1.7	33.350000	July 2008
1.5	33.350000	August 2008
0.3	33.350000	September 2008
3.5	33.350000

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

In the first six months of 2008, the Company entered into copper collar and swap contracts to protect a portion of its 2008 sales of copper production.  As a result, the Company recorded a gain of $10.6 million in the second quarter and first six months of 2008 compared with a gain of $1.3 million in the second quarter and first six months of 2007.  Related to the fair value of these copper derivative contracts the Company recorded an unrealized loss of $2.0 million at the end of June 2008 and a gain of $2.1 million at the end of June 2007.  These losses/gains were recorded in net sales in the condensed consolidated statement of earnings.

At June 30, 2008 the Company has copper collar contracts to protect 132.3 million pounds of copper production for the July-December 2008 period at weighted average minimum and maximum LME prices of $3.40 per pound and $4.23 per pound, respectively.  If the LME price falls below the minimum price, the Company will be paid the difference between the minimum price and the actual price.  If the LME price exceeds the maximum price, the Company will pay the difference between the maximum price and the actual price.  In addition, the Company has copper swap contracts to protect 61.6 million pounds of copper production for the July-August 2008 period at an average COMEX price of $3.86 per pound.

Gas swaps:

In the first quarter of 2007 the Company entered into a gas swap contract to protect part of its gas consumption for 900,000 MMBTUs with a fixed price of $7.525.  Related to the settlement of this gas swap contract the Company recorded a loss of $0.9 million in the first quarter of 2007 which was charged to production cost.  The Company did not hold any gas swap derivatives in the first six months of 2008.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in US dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At June 30, 2008 the Company held two types of exchange rate derivative contracts:

In the first type of exchange rate derivative contract, if the exchange rate settles at or below the barrier price, the Company does not sell US dollars, if the exchange rate settles above the barrier price and below the strike price established in the contract, the Company sells the notional amount of US dollars settling in the week at the strike price. If the exchange rate settles above the strike price established in the contract, the Company sells double the notional amount of US dollars settling in the week at the strike price established in the contract. At June 30, 2008, the Company held the following contracts of this type:

Notional Amount (millions)	Underlying amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$30.0	$1.3	4th Quarter 2008	11.32	10.60
$45.0	$1.3	1st Quarter 2009	11.25	10.60

In the second type of exchange rate derivative contract, if the exchange rate is less than or equal to the strike price, the Company sells US dollars in an amount equal to the underlying amount for the 14 day period at the strike price. The difference between the strike price and the market exchange rate is considered a gain to the Company.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted. If the exchange rate is above the strike price, the Company sells dollars in an amount equal to 2 times the underlying amount for the 14 days period at the strike price and the loss does not reduce the accumulated gain. At June 30, 2008, the Company held the following contracts of this type:

Notional Amount (millions)	Underlying amount (millions)	Due Date, 14 days expiration between	Strike Price (Mexican Pesos / U.S. Dollars)
$22.5	$2.5	July 16, 2008 and November 5, 2008	10.85
$42.5	$2.5	December 3, 2008 and July 1, 2009	10.55
$25.0	$1.0	June 18, 2008 and June 3, 2009	10.95

In the second quarter and first six months of 2008 the exercise of some of these zero-cost derivative contracts resulted in gains of $0.4 million and $1.5 million, respectively, compared with gains of $2.6 million and $4.1 million in the second quarter and first six months of 2007, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At June 30, 2008, the fair value of the above listed exchange rate derivative contracts is a loss of $0.1 million which was recorded as Gain (loss) on derivative instruments in the condensed consolidated statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

The $53.0 million exchange derivative contract held at December 31, 2007 was cancelled in the first quarter 2008 and the Company recognized a gain of $0.3 million, which is included in the $4.1 million noted above.

I.                 Asset Retirement Obligation:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the law, a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006.  While the plan was subject to a MEM review in 45 days, the Company did not receive the MEM response until November 2007.  The Company responded to MEM’s review in March 2008.  In June 2008, the MEM requested additional information regarding the closure plan.  The Company has complied with this request in July 2008.  The Company response will then be subject to approval by MEM and open to public discussion and comment in the area of Company operations.  However, as of June 30, 2008, the Company has made an estimated provision of $7.6 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.  In the second quarter of 2008, the Company recorded an additional asset retirement liability of $0.7 million based on the new Mine Closure Plan submitted to MEM.

The following table summarizes the asset retirement obligation activity for the first six months of 2008 and 2007 (in millions):

	2008	2007
Balance as of January 1	$13.1	$12.2
Additions, changes in estimates	0.7	—
Accretion expense	0.5	0.5
Balance as of June 30,	$14.3	$12.7

J.                Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	June 30, 2008	December 31, 2007

Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$1.5
Ferrocarril Mexicano, S.A. de C.V.	0.3	—
Other	0.3	0.1
	$1.4	$1.6
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$9.1	$3.0
Ferrocarril Mexicano, S.A. de C.V.	—	0.9
	$9.1	$3.9

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays to Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The total amount paid by the Company for such services in the first six months of

2008 and 2007 was $6.9 million.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees of $4.8 million and $7.0 million in the first six months of 2008 and 2007, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid $5.5 million and $7.1 mi1lion in the first six months of 2008 and 2007, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees of $1.1 million and $1.4 million in the first six months of 2008 and 2007, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.  Additionally, our Mexican subsidiaries have provided a guaranty for a $10.8 million loan obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”).  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees of $1.6 million and $0.4 million in the first six months of 2008 and 2007, respectively, to MexTransport for aviation services.

The Company purchased $2.6 million in both first six months of 2008 and 2007 of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez, son of SCC’s Chief Executive Officer, has a proprietary interest.  The Company paid fees of $0.5 million and $0.3 million in the first six months of 2008 and 2007, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.

The Company purchased $0.7 million and $0.5 million in the first six months of 2008 and 2007, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez, son of SCC’s Chief Executive Officer, is employed as a sales representative.  Also, the Company purchased $0.3 million and $0.1 million in the first six months of 2008 and 2007, respectively, of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest.

The Company purchased $1.6 million and $2.3 million in the first six months of 2008 and 2007, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

K.            Employee Benefit Plan:

SCC Defined Benefit Pension Plan-

The components of the net periodic benefit costs for the six months ended June 30 are as follows ($ in millions):

	2008	2007
Interest cost	$0.4	$0.3
Expected return on plan assets	(0.3)	(0.3)
Net periodic benefit cost	$0.1	$—

SCC Post-retirement Health Care Plan-

The components of the net periodic benefit costs for the post-retirement health care plan for the six months ended June 30, 2008 and 2007 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the six months ended June 30, 2008 and 2007 are as follows ($ in millions):

	2008	2007

Interest cost	$1.0	$0.9
Service cost	1.2	1.0
Expected return on plan assets	(1.5)	(1.0)
Net periodic benefit cost	$0.7	$0.9

Minera Mexico Post-retirement Health Care Plan-

The components of the net periodic cost for the six months ended June 30, 2008 and 2007 are as follows ($ in millions):

	2008	2007

Interest cost	$0.8	$1.2
Service cost	0.1	0.2
Net periodic benefit cost	$0.9	$1.4

L.              Comprehensive Income (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$548.5	$726.0	$1,113.5	$1,277.6
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on investments	—	—	—	(1.0)
Comprehensive income	$548.5	$726.0	$1,113.5	$1,276.6

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

Peruvian operations

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through the MEM conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

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

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In August 2006 and March 2008, in accordance with this law and its amendments the Company prepared and submitted to MEM a closure plan.  In June 2008, the MEM requested additional information regarding the closure plan.  The Company has complied with this request in July 2008.  The Company response will then be subject to approval by MEM and open to public discussion and comment in the area of Company operations.  See note I “Asset Retirement Obligation” for further disclosure of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $3.0 million and $21.2 million in the first six months of 2008, and 2007, respectively.  The Company expects to spend approximately $14.1 million for environmental capital expenditures in 2008.

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

The principal legislation applicable to the Company’s Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection, which is enforced by the Federal Bureau of Environmental Protection (“PROFEPA”).  PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards.  PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most extreme cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the Federal Criminal Code, PROFEPA must inform corresponding authorities regarding environmental non-compliance.

Mexican environmental regulations have become increasingly stringent over the last decade, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, United States and Canada in connection with NAFTA in 1999.  However, the Company’s management does not believe that continued

compliance with the federal environmental law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that future laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

Due to the proximity of certain facilities of Minera Mexico to urban centers, the authorities may implement certain measures that may impact or restrain the operation of such facilities.

For the Company’s Mexican operations, environmental capital expenditures were $4.2 million and $12.8 million in the first six months of 2008 and 2007, respectively. Approximately, $45.2 million has been budgeted for environmental capital expenditures in 2008.

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

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares.  In 2000 SCC appealed an adverse decision of an appellate civil court, affirming a decision of a lower civil court, to the Peruvian Supreme Court.  On September 19, 2001, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedural requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  In January 2005, the lower labor judge dismissed the lawsuit on procedural grounds without deciding on the merits of the case.  In March 2005, the plaintiffs appealed this decision but the appellate court dismissed the appeal due to procedural defects and remanded the case to the lower labor court for further proceedings.  The lower labor court, on motions from the plaintiffs, reinstated the appeal of the dismissal of the case of seven plaintiffs that had cured the procedural defects.  As of June 30, 2008, the case remains open with no further new developments.  The labor court has temporarily lost jurisdiction over this case until the Supreme Court decides on the Constitutional Tribunal’s decision described below.

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

2)              On May 10, 2006, the Company was served with a second complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “ for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.  As of June 30, 2008 the case remains in the discovery stage.

3)              Additionally, on June 27, 2008, the Company was served with a new complaint filed in Peru, this time by 82 former employees, (Alejandro Zapata Mamani and others vs. SPCC), seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the two previous labor share lawsuits), that should have been issued in accordance with Law # 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Company answered this new complaint, denying the validity of the claim.

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

Mexican operations -

The Mexican Geological Services (“MGS”) Royalties: In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre (La Caridad) the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  The Company estimates that the payment made on January 11, 2006 will cover 100% of the royalty payments required for 2004 and prior periods.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The appeal was lost by the Company in October 2007.  The Company filed a protective action (Amparo) before the First Unitary Tribunal of the First Circuit.  The Company believes that the payment made on account for this period is correct.  On an ongoing basis the Company is required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

San Luis Potosi Facilities: The municipality of San Luis Potosi has granted Desarrolladora Intersaba, S.A. de C.V. (“Intersaba”), licenses for use of land and construction of housing and/or commercial zones in the former Ejido Capulines zone, where some residential projects like “Villa Magna” and other new residential projects are being developed within an area that IMMSA’s Risk Analysis, which was approved by SEMARNAT (the federal environmental authority), has secured as a safeguard and buffer zone due to IMMSA’s use of anhydrous ammonia gas.

Based on the foregoing, IMMSA has initiated two different actions regarding this matter.  First, against the municipality of San Luis Potosi, requesting the annulment of all the authorizations and licenses granted within the zinc plant’s safeguard and buffer zone, and second, filed before SEMARNAT for the declaration of a safeguard and buffer zone surrounding IMMSA’s zinc plant.

In August 2006, the action regarding the annulment of Villa Magna licenses was decided by a federal appeals court, which denied IMMSA’s request.  In September 2006,

IMMSA submitted its final appeal to the Supreme Court of Justice and in February 2007, the court ruled against IMMSA.

IMMSA believes that while this outcome was adverse to its interests, the construction of the “Villa Magna” housing and commercial development will not, in itself, affect the operations of IMMSA’s zinc plant.

Intersaba has filed a lawsuit against IMMSA, requesting payment of damages in the amount of approximately $11.0 million supposedly caused by IMMSA during these proceedings.  IMMSA has vigorously taken all necessary steps to defend against this lawsuit.  A decision is expected in the near future.

Also, new lawsuits were filed by IMMSA against the Municipality of San Luis Potosi challenging the new licenses granted in the safeguard area.

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

Finally, Ejido Capulines, an agricultural community, filed a protective action (Amparo) against IMMSA’s risk analysis authorization granted by SEMARNAT.  As previously indicated, this authorization provides the safeguard and buffer zone around the San Luis facilities. IMMSA has taken all necessary steps to defend against the action.

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

Mexican operations -

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 450 days of inactivity.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  This matter is under appeal upon the Company’s action and will be solved by a Federal Upper Court.  The workers partially returned to work and the Company resumed operations.  However, on April 11, 2008 the workers restarted the labor stoppage and shut down production.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, hence in the second quarter 2008, the Board of Directors decided to offer all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During the second quarter of 2008, a group of employees was liquidated at a cost to the Company of $10.8 million, which was recorded in cost of sales on the condensed consolidated statement of earnings.  The Company anticipates that additional liquidations will occur in the second half of 2008.  In accordance with SFAS No. 112, the Company has estimated a liability of $52.0 million which have been recorded on the condensed consolidated balance sheet.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.

Additionally, our Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.  However, the Company believes that the strike activity will not result in an impairment of assets.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigation involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit after being removed to federal court was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco, the debtor in possession, as described below.  On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In June 2008 the lawsuit was concluded in Brownsville, Texas.  A decision is expected in the near future.  While Grupo Mexico and its affiliates believe that these claims are without merit, the Company cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, in August 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

Other:

Regional development contribution

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  In 2008 and 2007, the Company made a contribution of $17.9 million and $16.1 million, calculated based on 2007 and 2006 Peruvian earnings after income tax, respectively.  These contributions were deposited with a separate entity, Copper Assistance Civil Association (Asociacion Civil Ayuda del Cobre) which will make disbursements for approved investments in accordance with the agreement.  The following years’ contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the copper price drops below $1.79 per pound the contribution will cease.  In the first six months of 2008 the Company made a provision of $7.7 million based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $33.3 million, and $27.2 million in the first six months of 2008 and 2007, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

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

The IMMSA segment includes five mines whose minerals are processed in the same smelter and refinery.  This segment also includes a coal underground mine.  Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit.  While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open pit mines, the nature of the products and processes of the two Mexican operations vary distinctly.  These differences cause the Company’s Chief Operating Officer to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$433.8	$125.4	$902.6	$—	$1,461.8
Intersegment sales	33.9	37.7	—	(71.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	200.6	109.0	312.2	(71.3)	550.5
Selling, general and administrative	9.6	4.8	11.1	1.2	26.7
Depreciation, amortization and depletion	47.4	8.0	28.1	(0.3)	83.2
Exploration	1.0	2.2	5.8	—	9.0
Operating income	$209.1	$39.1	$545.4	$(1.2)	792.4
Less:
Interest, net					(13.8)
Loss on derivative instruments					(1.5)
Other income (expense)					3.1
Income taxes					(228.9)
Minority interest					(2.8)
Net earnings					$548.5

Capital expenditure	$54.7	$12.4	$63.1	$0.7	$130.9
Property, net	$1,622.5	$254.0	$1,678.9	$63.5	$3,618.9
Total assets	$3,026.2	$695.7	$2,970.0	$(286.8)	$6,405.1

	Three Months Ended June 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$688.3	$184.3	$953.9	$—	$1,826.5
Intersegment sales	78.2	29.3	—	(107.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	209.4	107.5	358.1	(112.7)	562.3
Selling, general and administrative expense	10.5	7.3	10.1	(2.0)	25.9
Depreciation, amortization and depletion	44.0	9.9	30.0	0.6	84.5
Exploration	1.8	2.1	4.7	—	8.6
Operating income	$500.8	$86.8	$551.0	$6.6	1,145.2
Less:
Interest, net					(11.4)
Loss on derivative instruments					(55.5)
Other income (expense)					5.0
Income taxes					(354.4)
Minority interest					(2.9)
Net earnings					$726.0

Capital expenditure	$41.9	$2.8	$49.0	$0.3	$94.0
Property, net	$1,585.7	$259.2	$1,665.0	$68.6	$3,578.5
Total assets	$3,239.9	$712.7	$3,134.3	$(557.6)	$6,529.3

	Six Months Ended June 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$877.7	$259.2	$1,824.1	$—	$2,961.0
Intersegment sales	60.1	66.0	—	(126.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	384.0	194.6	619.2	(126.8)	1,071.0
Selling, general and administrative	18.5	11.2	21.4	0.3	51.4
Depreciation, amortization and depletion	92.6	16.0	56.4	(0.6)	164.4
Exploration	2.9	4.1	10.1	—	17.1
Operating income	$439.8	$99.3	$1,117.0	$1.0	1,657.1
Less:
Interest, net					(24.2)
Gain on derivative instruments					1.4
Other income (expense)					(0.4)
Income taxes					(514.9)
Minority interest					(5.5)
Net earnings					$1,113.5

Capital expenditure	$78.0	$19.3	$81.4	$2.1	$180.8
Property, net	$1,622.5	$254.0	$1,678.9	$63.5	$3,618.9
Total assets	$3,026.2	$695.7	$2,970.0	$(286.8)	$6,405.1

	Six Months Ended June 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$1,202.0	$312.8	$1,670.0	$—	$3,184.8
Intersegment sales	147.9	51.5	—	(199.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	397.7	172.1	662.4	(203.2)	1,029.0
Selling, general and administrative expense	20.9	12.8	20.1	(4.1)	49.7
Depreciation, amortization and depletion	87.0	17.7	53.3	0.5	158.5
Exploration	2.6	4.0	8.4	—	15.0
Operating income	$841.7	$157.7	$925.8	$7.4	1,932.6
Less:
Interest, net					(14.4)
Loss on derivative instruments					(76.7)
Other income (expense)					25.7
Income taxes					(585.1)
Minority interest					(4.5)
Net earnings					$1,277.6

Capital expenditure	$62.3	$9.5	$80.4	$26.8	$179.0
Property, net	$1,585.7	$259.2	$1,665.0	$68.6	$3,578.5
Total assets	$3,239.9	$712.7	$3,134.3	$(557.6)	$6,529.3

Sales value per segment:

	Three Months Ended June 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$312.9	$33.0	$705.8	$(42.1)	$1,009.6
Molybdenum	117.5	—	149.0	—	266.5
Other	37.3	130.1	47.8	(29.5)	185.7
Total	$467.7	$163.1	$902.6	$(71.6)	$1,461.8

	Three Months Ended June 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$607.3	$36.1	$749.3	$(79.2)	$1,313.5
Molybdenum	129.1	—	161.3	—	290.4
Other	30.1	177.5	43.3	(28.3)	222.6
Total	$766.5	$213.6	$953.9	$(107.5)	$1,826.5

	Six Months Ended June 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$627.9	$60.9	$1,434.2	$(72.3)	$2,050.7
Molybdenum	243.2	—	305.9	—	549.1
Other	66.7	264.2	84.0	(53.7)	361.2
Total	$937.8	$325.1	$1,824.1	$(126.0)	$2,961.0

	Six Months Ended June 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$1,065.3	$51.2	$1,308.0	$(147.3)	$2,277.2
Molybdenum	228.0	—	274.6	—	502.6
Other	56.6	313.1	87.4	(52.1)	405.0
Total	$1,349.9	$364.3	$1,670.0	$(199.4)	$3,184.8

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$350.8	$472.0	$765.1	$904.0
Europe	361.2	410.6	721.6	626.6
Mexico	350.8	474.0	670.3	734.6
Peru	38.9	31.0	78.2	52.4
Latin America (excluding Mexico and Peru)	273.5	249.6	554.7	435.5
Asia	84.4	186.0	162.5	428.4
Derivative instruments	2.2	3.3	8.6	3.3
Total	$1,461.8	$1,826.5	$2,961.0	$3,184.8

Major Customer Segment Information:

For the six months ended June 30, 2008, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 16.4% of total revenue; revenues from one of these customers amounted to 11.2% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 15.2% of total revenues; revenues from one of these customers amounted to 8.8% of total revenue, these customers represent 81.8% of the Company’s molybdenum sales revenue.

For the six months ended June 30, 2007, the Company had revenue from two copper customers of the Mexican and Peruvian operations, which amounted to 24.1% of total revenue; revenues from one of these customers amounted to 14.6% of total revenue.  In addition, the Company had revenue from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 13.1% of total revenues; these customers represent 82.9% of the Company’s molybdenum sales revenue.

O.            Impact of New Accounting Standards:

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect any material impact on its financial position and results of operations with the adoption of this statement.

On March 19, 2008 The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently analyzing the effect that this statement will have on its financial position and results of operations.

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

P.              Stockholders’ Equity:

Common stock:

On June 19, 2008 the Executive Committee of the Board of Directors declared a three-for-one split of the Company’s outstanding common stock.  On July 10, 2008 common shareholders of record at the close of business on June 30, 2008, received two additional shares of common stock for every share owned.  The Company’s common stock began trading at its post-split price on July 10, 2008.  The split increased the number of shares outstanding to 883,410,150 from 294,470,050.  The stock split has been recorded in our six month 2008 financial statements.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

Treasury Stock:

Activity in treasury stock in the three month period ended June 30, 2008 is as follows (in millions):

Southern Copper common shares
Balance as of December 31, 2007	$4.4
Purchase of shares	—
Used for corporate purposes	(0.1)
Balance as of June 30, 2008	$4.3

Parent Company (Grupo Mexico) common shares
Balance as of December 31, 2007	170.3
Other activity, including dividend, interest and currency translation effect	35.6
Balance as of June 30, 2008	$205.9

Treasury stock balance as of June 30, 2008	$210.2

In the first six months of 2008 the Company distributed 13,200 shares of Southern Copper (4,400 shares prior to the stock split) to directors under the Directors’ Stock Award Plan. In the first six months of 2008 the Company did not award any share of Grupo Mexico under the employee stock purchase plan.

On June 19, 2008 Grupo Mexico announced a three-for-one split of their outstanding common stock which was effective on June 30, 2008. Accordingly all share amounts on the Employee and Executive Stock Purchase Plans have been retroactively adjusted to reflect the stock split.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares (400 shares before the stock split) of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter.  600,000 shares of Southern Copper common stock have been reserved for this plan.  As of June 30, 2008 and 2007, 229,200 and 214,800 shares, respectively, have been granted under this plan.  The fair value of the award is measured each year at the date of the grant.  For the first six months of 2008 and 2007, the stock based compensation expense under this plan equaled $0.5 million and $0.3 million, respectively.

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

For the six months ended June 30, 2008 and 2007, the stock based compensation expense under this plan was $1.0 million in both periods.  As of June 30, 2008, there was $13.8 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining period.

The following table presents the stock award activity for the six months ended June 30, 2008 and 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2008	14,504,151	$1.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2008	14,504,151	$1.17

Outstanding shares at January 1, 2007	—	—
Granted	14,144,094	$1.17
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2007	14,144,094	$1.17

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 2,250,000 (750,000 before the stock split) shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $0.2 million and $0.5 million, net of tax, in compensation expense in the first quarter of 2008 and 2007, respectively.  As of June 30, 2008, there was $3.0 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over the remaining period.

The following table presents the stock award activity for the six months ended June 30, 2008 and 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2008	1,372,500	$0.77
Granted
Exercised	(270,000)	$0.77
Forfeited	—
Outstanding shares at June 30, 2008	1,102,500	$0.77

Outstanding shares at January 1, 2007	2,250,000	$0.77
Granted
Exercised	(202,500)	$0.77
Forfeited	—
Outstanding shares at June 30, 2007	2,047,500	$0.77

Q.            Subsequent events:

On July 31, 2008, the Board of Directors approved a quarterly dividend of $0.57 per share, to be paid on September 5, 2008 to shareholders of record as of August 20, 2008.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  Additionally, with the completion of the Ilo smelter modernization we are producing a substantial amount of sulfuric acid for sale to customers.  Market forces outside of our control largely determine the sales prices for our products.  Our management, therefore, focuses on copper production cost control, production enhancement and maintaining a prudent and conservative capital structure to improve profitability.  We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

Our net income and earnings per share for the three months ended June 30, 2008 were $548.5 million and $0.62 per share and for the three months ended June 30, 2007 were $726.0 million and $0.82 per share.  Net income and earnings per share for the six months ended June 30, 2008 were $1,113.5 million and $1.26 per share and for the six months ended June 30, 2007 were $1,277.6 million and $1.45 per share. The decrease in net earnings in both periods of 2008 was mainly due to the Cananea strike, which has reduced production volume in 2008, partially offset by the higher sales price for most of our metals.

As is true with industry world-wide, we find we are under significant cost pressure for most of the major components of our cost.  The increase in fuel prices has had a considerable effect on our power costs.  We are studying various options to help us control the impact of this cost on our operations.  In Mexico we are evaluating the possibility of working with an independent power producer, who would build and operate a coal-fired 600 megawatt power plant to supply our operating needs and be able to accommodate future demands.  Additionally, in Peru we are evaluating various options to secure additional power required by our expansion program. We believe that our current operations, coupled with the projects that are scheduled to come on line in the following years, may bring us additional economies of scale and thereby allow us to help contain our unit costs.

Mine copper production amounted to 258.5 million pounds in the second quarter 2008, a decrease of 90.2 million pounds compared with the second quarter 2007.  The decrease in production is mainly due to the Cananea strike and to a lesser extent lower ore grade at Toquepala.

We have tried, unsuccessfully, to resolve the current labor stoppage that obstructs production at Cananea.  During the second quarter of 2008, a group of employees was liquidated at a cost to us of $10.8 million, which was recorded in cost of sales on our condensed consolidated statement of earnings.  We anticipate that additional liquidations will occur in the second half of 2008.  In accordance with SFAS No. 112, we have estimated a liability of $52.0 million which have been recorded in our condensed consolidated balance sheet.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.

Our net earnings in the first half of 2008 were also affected by $33.9 million of fixed costs that continue to be incurred during the strike and $4.3 million of rehabilitation costs related to the Cananea strike.

Additionally, our Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.  However, we believe that the strike activity will not result in an impairment of our assets.

Mine zinc production amounted to 60.8 million pounds in the second quarter 2008, a 17.4% decrease from the second quarter 2007.  Refined zinc production in the second quarter 2008 was 54.0 million pounds, 27.8% higher than in the second quarter 2007 due to the recovery of full capacity at the San Luis Potosi refinery.

Capital expenditures totaled $130.9 million and $180.8 million for the second quarter and first six months of 2008, respectively. Projected capital expenditure and exploration spending for the year 2008 approximate $480.0 million, and include investments in the Tia Maria greenfield project in Peru and the projects to expand capacity at Toquepala and Cuajone.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues, and (v) our expansion and modernization program and environmental protection programs.  This discussion should be read in conjunction with the management discussion and analysis of financial condition and results of operations at December 31, 2007 included in the Company’s 2007 annual report on Form 10-K.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized definition and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the statement of earnings, is presented under the subheading “Non-GAAP Information Reconciliation,” below.  We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges; less by-products revenue and sales premiums, workers’ participation and other miscellaneous charges, the mine royalty charges and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc and silver and the premiums over market price that we receive on copper sales.  We account for the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-products revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally, excluded from operating cash cost are items of a non-recurring nature, the mine royalty charges and the regional development contribution made from Peruvian earnings.

Our operating cash costs per pound, as defined, are presented in the table below, for the three and six months ended June 30, 2008 and 2007.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(cents per pound)		(cents per pound)
Cash cost per pound of copper produced and purchased	6.2	(21.8)	(3.3)	(5.6)
Cash cost per pound of copper produced and purchased without by-products revenue	185.3	132.9	167.3	127.9

As seen on the chart above, our per pound cash cost for the second quarter and six months of 2008 when calculated with by-products revenue are a cost of 6.2 cents per pound and a credit of 3.3 cents per pound, respectively, compared with credits of 21.8 cents per pound and 5.6 cents per pound in the second quarter and six months of 2007, respectively.  The increase in the by-products credit in the 2008 periods was due to higher molybdenum prices and higher molybdenum sales volume in the six month period.  The increased molybdenum production in the six month period was the result of higher average recoveries at our mines.

Our cash cost, excluding by-product revenues, were higher by 52.4 cents per pound and 39.4 cents per pound in the second quarter and six first months of 2008 than the comparable 2007 periods and is mainly due to higher power and fuel cost as well as the lower copper production at Cananea due to the ongoing strike.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to hedging programs, metal price sensitivity factors would indicate the following change in estimated 2008 earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except Silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$6.2	$20.3	$1.1	$7.1

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

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below.  For the three and six months ended June 30, 2008 and 2007, inflation and devaluation rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Peru:
Peruvian inflation rate	1.3%	1.2%	3.5%	1.8%
Nuevo sol/dollar (appreciation) / devaluation rate	8.1%	(0.5)%	(1.0)%	(0.9)%

Mexico:
Mexican inflation rate	0.5%	(0.4)%	2.0%	0.6%
Peso/dollar (appreciation) / devaluation rate	(3.9)%	(2.3)%	(5.4)%	(0.8)%

Capital Expansion Program.

During the second quarter of 2008, we continued to focus our efforts on the $2.1 billion investment program at our Peruvian operations. When finished, by year 2011, we expect these projects to increase our annual copper production by 270,000 tons, an increase of 39% over the current production capacity.

Investment in the Tia Maria project is underway. As of June 2008, we have committed $540.0 million in purchase orders and contracts for the acquisition of major equipment.  This includes $389.0 million committed at a fixed price to avoid cost escalation in the capital budget.

The Toquepala and Cuajone expansion projects are also underway.  For the Toquepala project, we have committed $56.1 million to purchase two 73 cubic yard shovels, two mine drills and four 320 ton trucks. We have signed a contract for the feasibility study, basic and detailed engineering and procurement support. The environmental impact assessment is also underway which we expect to be completed by November 2009.

For the Cuajone project, we have committed $31.6 million to purchase a 73 cubic yard shovel, a mine drill and three 320 ton trucks. We have signed a contract for a feasibility study and will be continuing with the engineering and procurement process.  The environmental impact assessment is also underway.

Also, subject to the satisfactory resolution of various issues and the acquisition of the necessary governmental permits, we plan to invest approximately $1.2 billion in the Los Chancas project, a copper-molybdenum property in Apurimac, in the southern part of Peru.  This is in addition to the $2.1 billion previously announced for our other Peruvian projects.  We expect this project will increase our annual copper production by 80,000 tons by the year 2013.  We expect to start the bidding process for feasibility studies by the end of the third quarter.

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

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda Dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment, with long fabrication lead-time continues and part of the material has been received.  Construction of the main civil works and some access roads for the main and lateral dams has been completed.  The first stage of this project will be under development until 2012.  The total cost of this project is estimated to be $66.0 million, with $19.8 million expended through June 30, 2008 and $12.1 million committed.

Cananea: The are two major Cananea projects, an SX/EW plant to increase cathode production by 33,000 tons and a crusher and conveyor system for leach material; these projects have been temporarily suspended until the resolution of the labor problems at Cananea.

El Arco: A feasibility study has been initiated and is expected to be completed before the year-end 2008.  We are currently estimating an investment of $1.8 billon to produce approximately 190,000 tons of copper per year.  Production could start four years after approval of the project by our Board of Directors.

Angangueo: Exploration on this polymetallic deposit with precious metals in the Mexican state of Michoacan, is also progressing with the development of a feasibility study.  The environmental impact assessment was authorized, and we are in the process of obtaining governmental permits.

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Earnings Data:	2008	2007	2008	2007

Net sales	$1,461.8	$1,826.5	$2,961.0	$3,184.8
Operating costs and expenses	(669.4)	(681.3)	(1,303.9)	(1,252.2)
Operating income	792.4	1,145.2	1,657.1	1,932.6
Non-operating income (expense)	(12.2)	(61.9)	(23.2)	(65.4)
Earnings before income taxes and minority interest	780.2	1,083.3	1,633.9	1,867.2
Income taxes	(228.9)	(354.4)	(514.9)	(585.1)
Minority interest	(2.8)	(2.9)	(5.5)	(4.5)
Net earnings	$548.5	$726.0	$1,113.5	$1,277.6

Mine copper production amounted to 258.5 million pounds in the second quarter of 2008 compared with 348.7 million pounds in the second quarter of 2007, a decrease of 25.9%.  This decrease amounting to 90.2 million pounds, included 84.2 million pounds from the Mexican open pit operations, 3.6 million pounds from the Mexican underground mines and 2.4 million pounds from the Peruvian open pit mines.

The decrease of 84.2 million pounds in the Mexican open-pit mines production included 77.3 million pounds from the Cananea mine and 6.9 million pounds from the La Caridad mine.  The decrease in production at the Cananea mine was due to the effect of its strike.  The decrease at La Caridad mine is due to lower ore and pregnant leach solution (“PLS”) grades.  The decrease of 3.6 million pounds at the Mexican underground mines was due to the work stoppage at the San Martin mine.  The decrease in the Peruvian mines came from the Toquepala mine, which decreased by 13.7 million pounds, and was the result of lower ore grades and recoveries, partially offset by an increase of 9.7 million pounds from the Cuajone mine due to higher ore grades and recoveries and an increase of 1.6 million pounds from the Toquepala SX/EW plant due to higher PLS grade.

Mine zinc production decreased 12.8 million pounds in the second quarter of 2008 to 60.8 million pounds compared with 73.6 million pounds in the second quarter of 2007.  This 17.4% decrease in production was due to the work stoppages at the San Martin and Taxco mines, which started on July 30, 2007 and continue to date.

Average Metal Prices

The table below outlines the average metal prices during the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Copper ($ per pound - LME)	$3.83	$3.47	10.4%	$3.68	$3.08	19.5%
Copper ($ per pound - COMEX)	$3.80	$3.46	9.8%	$3.67	$3.08	19.2%
Molybdenum ($ per pound)	$32.76	$30.41	7.7%	$32.89	$28.11	17.0%
Zinc ($ per pound - LME)	$0.96	$1.66	(42.2)%	$1.03	$1.61	(36.0)%
Silver ($ per ounce - COMEX)	$17.17	$13.32	28.9%	$17.39	$13.31	30.7%

Net Sales.  Net sales in the second quarter and first six months of 2008 decreased by $364.7 million and $223.8 million, respectively, compared to the second quarter and first six months of 2007. These 20.0% and 7.0% decreases, respectively, were principally due to lower sales volume resulting from the Cananea mine strike, partially offset by higher prices for most of our metals. Net sales in the second quarter and first six months of 2008 also include gains on copper derivative of $2.2 million and $8.6 million, respectively, compared to a gain of $3.3 million in both 2007 comparable periods.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2008 and 2007:

Copper Sales (million pounds):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Copper:
Peruvian operations	179.3	209.9	365.1	420.9
Mexican open-pit	77.7	158.2	162.8	331.6
Mexican IMMSA unit	9.2	9.7	18.6	16.9
Intersegment elimination	(12.3)	(21.6)	(21.8)	(46.7)
Total copper sales	253.9	356.2	524.7	722.7

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2008 and 2007:

By-product Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(in million pounds except silver - in million ounces)	2008	2007	2008	2007
Peruvian operations
Molybdenum contained in concentrates	4.8	5.1	9.8	9.3
Zinc - refined and in concentrate	4.2	11.8	9.4	23.2
Silver	0.9	0.8	1.7	2.2

Mexican open-pit
Molybdenum contained in concentrates	3.8	4.0	7.7	7.8
Zinc - refined and in concentrate (1)	—	—	—	—
Silver	0.9	1.1	1.7	2.1

Mexican IMMSA unit
Zinc - refined and in concentrate	54.8	69.8	106.0	134.0
Silver	2.3	3.4	4.3	5.7

Intersegment elimination
Zinc - refined and in concentrate	(4.8)	(11.5)	(8.7)	(21.6)
Silver	(0.7)	(0.2)	(1.3)	(0.5)

Total by-product sales
Molybdenum contained in concentrates	8.6	9.1	17.5	17.1
Zinc - refined and in concentrate	54.2	70.1	106.7	135.6
Silver	3.4	5.1	6.4	9.5

At June 30, 2008, the Company has recorded provisionally priced sales of 96.7 million pounds of copper, at an average forward price of $3.90 per pound.  Also the Company has recorded provisionally priced sales of 3.5 million pounds of molybdenum at the June 30, 2008 market price of $33.35 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the next four months.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

Operating Costs and Expenses.

Three months: Operating costs and expenses were $669.4 million in the second quarter of 2008 compared with $681.3 million in the second quarter of 2007.  The decrease of $11.9 million was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended June 30, 2008 was $550.5 million compared with $562.3 million in the comparable 2007 period.  The second quarter 2008 decrease in cost of sales of $11.8 million was primarily attributable to the following: 1) $27.2 million of lower workers’ participation, largely as a result of the strikes at Cananea and some of our other Mexican facilities and 2) a decrease of $9.8 million of sales expenses related to product mix.  In 2007 we sold a greater quantity of copper in concentrate form which increased our shipping costs.  Increasing our cost of sales was the higher power cost at our Peruvian operations, which increased second quarter 2008 cost by $27.7 million. The average unit cost for our power consumption increased by 61% in 2008, as escalation factors in our power purchase agreement increased with the higher cost of coal and other fuels.  Other factors, including $10.8 million of severance payments and $19.2 million of fixed costs that continue to be incurred during the strike at some of our Mexican mines, inventory usage and the cost of labor and supplies, also impacted the change in cost between the second quarters of 2008 and 2007.

Six months: Operating costs and expenses were $1,303.9 million in the first six months of 2008 compared with $1,252.2 million in the first six months of 2007.  The increase of $51.7 million was principally due to $42.0 million of lower cost of sales (exclusive of depreciation, amortization and depletion), $5.8 million of higher depreciation, amortization and depletion and $2.1 million of higher exploration expense.

Cost of sales (exclusive of depreciation, amortization and depletion) for the first six months ended June 30, 2008 was $1,071.0 million compared with $1,029.0 million in the comparable 2007 period.  The increase in cost of sales of $42.0 million in the first six months of 2008 was primarily attributable to the following 1) higher fuel and power costs of $38.6 million, mostly related to our Peruvian operations, 2) higher labor costs and other production costs of $14.6 million and 3) a larger currency translation loss of $21.3 million, largely related to the strengthening in value of the Mexican peso.  Decreasing our six month 2008 cost of sales include 1) a decrease of $29.4 million in workers’ participation, attributable to the strikes at some of our Mexican operations and 2) lower sales expenses of $23.4 million, principally at our Peruvian operations due to product mix and at our Mexican operations due to strikes.  In addition, other factors effecting the change in cost of sales in the two six month periods include, $10.8 million of severance payments and $39.1 million of fixed costs that continue to be incurred during the strike at some of our Mexican mines, inventory usage and other items such as mining royalties.

Depreciation, amortization and depletion for the first six months ended June 30, 2008, were $164.4 million compared with $158.6 million in the comparable period of 2007.  The increase of $5.8 million is principally due to higher amortization of capitalized leach material.

Exploration expense for the first six months ended June 30, 2008 was $17.1 million compared with $15.0 million in the comparable period of 2007. This increase of $2.1 million was mainly due to $1.0 million for feasibility studies of the Tia Maria project, $0.7 million for other exploration projects at our Peruvian operations and $0.4 million of higher exploration cost at our Mexican open pit operations.  Expenditures at our Tia Maria project are expensed until the completion of the feasibility study which determines a probable future benefit.

Non-Operating Income (Expense): Interest expense in the second quarter and first six months of 2008 were approximately 11.3% and 7.2% lower than the comparable 2007 periods.  This variance is mainly the result of the changes in average debt levels in the periods.

Interest income was $12.2 million and $29.6 million in the second quarter and the first six months of 2008, compared to $18.1 million and $40.0 million in the comparable periods of 2007.  These decreases were principally the result of lower average of interest rates earned.

The (loss) gain on derivative instruments were $(1.5) million and $1.4 million in the second quarter and first six months of 2008, respectively, compared with losses of $55.5 million and $76.7 million in the second quarter and first six months of 2007, respectively.  These amounts consist of the following (in millions):

	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Loss on short-term investments	$—	$(58.9)	$—	$(81.6)
Gain on exchange rate derivatives, US dollar / Mexican peso	(1.5)	4.7	1.4	6.2
Dual currency notes	—	(1.3)	—	(1.3)
Net gain (loss)	$(1.5)	$(55.5)	$1.4	$(76.7)

For additional information please see Note H “Derivative instruments” to the condensed consolidated financial statements.

Other income (expense) was an income of $3.1 million in the second quarter of 2008 compared to income of $5.0 million in the second quarter of 2007.  The decrease of $1.9 million in the second quarter of 2008 was principally due to $10.6 million of lower dividends received from Grupo Mexico partially reduced by the recording of a tax refund from the Peruvian government of $4.0 million, previously expensed, a $1.5 million positive adjustment to the Peruvian operations provision for mining royalties and to an increase of $4.5 million in other income of our Mexican operations, related to the sale of assets and other.

Other income (expense) was an expense of $0.4 million in the first six months of 2008 compared to an income of $25.7 million in the first six months of 2007.  The decrease in the first six months of 2008 was principally due to $25.0 million of lower dividends received from Grupo Mexico, $1.2 million of a higher contribution to the Peruvian regional development fund and $4.2 million of lower miscellaneous income at our Mexican operations, related to the sale of assets and other.  These decreases in income were reduced by $2.6 million related to the sale of an airplane from our Peruvian operations.

Income taxes: The income tax for the six months ended June 30, 2008 and 2007 were $514.9 million and $585.1 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States. The effective tax rates for the 2008 and 2007 periods are 31.5% and 31.3%, respectively.  The estimated annual effective tax rate for 2008 is 32.5%, compared with 34.7% in 2007.  The decrease in the estimated annual effective tax rate is largely due to the incremental U.S. tax on dividend income in 2007.  The dividend income was eliminated in financial consolidation (book income) but was taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28% on the dividend.  In addition, the variability in the dollar relative to the Mexican peso and the Peruvian nuevo sol caused a decrease in the estimated effective tax rate.  In addition, the inclusion of loss carryforwards of some of Minera Mexico’s subsidiaries in the Mexican tax calculation also contributed to the rate decrease.

On October 1, 2007, the Mexican government enacted a new tax law, which took effect on January 1, 2008.  The law introduced a flat tax, which replaced Mexico’s asset tax and applies to taxpaying entities along with Mexico’s regular income tax.  In general Mexican companies are subject to paying the greater of the flat tax or the income tax; the application of this rule resulted in a provision in the first six months of 2008 based upon the regular income tax calculation.  This tax law change did not have an effect on the Company’s first six months 2008 deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and a 17.5% tax rate in 2010 and the following years.  Although the flat tax is defined as minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and six months periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$902.6	$953.9	$1,824.1	$1,670.0
Operating costs and expenses	(357.2)	(402.9)	(707.1)	(744.2)
Operating income	$545.4	$551.0	$1,117.0	$925.8

Three months:  Net sales in the second quarter of 2008 decreased by $51.3 million, to $902.6 million in the second quarter of 2008 compared with $953.9 million in the second quarter of 2007. This decrease in net sales was the result of lower copper, molybdenum and zinc sales volume, partially offset by an increase in copper and molybdenum prices. The lower copper sales volume was a result of lower production mainly at the Toquepala mine due to lower ore grades.  The lower molybdenum sales volume was a result of lower production at both mines due to lower molybdenum grades mainly at the Cuajone mine. The lower zinc sales volume was due to lower purchases from IMMSA due to the strikes at the San Martin and Taxco mines.

Operating costs and expenses in the second quarter of 2008 decreased by $45.7 million to $357.2 million from $402.9 million in the second quarter of 2007, principally due to lower cost of sales (excluding depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended June 30, 2008 was $312.2 million compared to $358.1 million in the same period of 2007.  The principal elements of cost of sales, creating this change, include the following, $80.2 million of lower metal purchases mainly from IMMSA due to strikes at some of its mines, and $18.3 million of a temporary inventory build-up, partially offset by $56.1 million of higher production cost in 2008. The increase in production cost includes increases of $10.3 million in salaries due to the new labor agreements and the appreciation of the Nuevo sol, $35.6 million in power and fuel cost mainly for the escalation factor of the increase in cost of coal and other fuels and $10.2 million in explosives, tires and other operating material.

Six months: Net sales in the six months ended June 30, 2008 increased by $154.1 million to $1,824.1 million from $1,670.0 million in the first six months of 2007. The increase in net sales in the 2008 period was a result of higher copper and molybdenum sales due to higher prices as well as higher molybdenum sales volume. The increase in molybdenum sales volume was principally the result of improved recoveries at both mines.  The increase in net sales value is also due, to a certain extent, to a change in copper product mix. In the first six months of 2008, we sold higher refined copper in place of concentrates, as a result of the Ilo smelter operating at full capacity in the 2008 period.  Net sales in the first six months of 2008 also includes a loss on copper derivative instruments of $1.3 million compared with a gain on copper derivative instruments of $1.6 million in the same period of 2007.

Operating costs and expenses in the first six months of 2008 decreased by $37.1 million to $707.1 million from $744.2 million in the first six months of 2007, principally due to lower cost of sales and higher depreciation, amortization and depletion.  Cost of sales (exclusive of depreciation, amortization and depletion) for the six months ended June 30, 2008 was $619.2 million compared to $662.4 million in the same period of 2007.  The decrease of $43.2 million between the first six months of 2008 and 2007, is mainly due to $162.2 million of lower metal purchased mainly from IMMSA, partially offset by higher production cost in 2008 of $110.6 million, which includes increases of $23.8 million in salaries, $61.6 million of fuel and power, and $25.2 million of explosives, tires and other operating material.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$467.7	$766.5	$937.8	$1,349.9
Operating costs and expenses	(258.6)	(265.7)	(498.0)	(508.2)
Operating income	$209.1	$500.8	$439.8	$841.7

Net sales in the second quarter and first six months of 2008 decreased by $298.8 million and $412.1 million, respectively, compared with the same periods of 2007. The decrease was principally the effect of the lower production and sale of copper, molybdenum and silver from the Cananea mine due to the strike.

Operating costs and expenses in the second quarter of 2008 decreased by $7.1 million to $258.6 million from $265.7 million in the second quarter of 2007, principally due to lower cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $8.8 million to $200.6 million from $209.4 million in 2007.  The decrease in cost of sales was mainly due to lower sales expenses of $3.5 million and an inventory build-up of $4.6 million due to the strike.

Operating costs and expenses in the first six months of 2008 decreased by $10.2 million to $498.0 million from $508.2 million in the same period of 2007, principally due to lower cost of sales of $13.7 million and lower selling, general and administrative expenses of $2.4 million partially offset by higher depreciation, amortization and depletion of $5.6 million.

Cost of sales (exclusive of depreciation, amortization and depletion) in the first six months of 2008 decreased $13.7 million to $384.0 million from $397.7 million in 2007.  The principal elements of cost of sales, creating the change between the first six months of 2008 and 2007, include the following, 1) $38.1 million of lower workers participation and 2) $18.6 million of inventory build-up, partially offset by $45.8 million of higher metals purchases.  These changes in costs were primarily attributable to a decrease in production as a result of the Cananea strike.

Selling, general and administrative cost in the first six months of 2008 decreased by $2.4 million to $18.5 million from $20.9 million in the first six months of 2007 and was mainly due to the strike at the Cananea mine.

Depreciation, amortization and depletion in the first six months of 2008 increased by $5.6 million to $92.6 million from $87.0 million in the first six months of 2007, and was principally due to higher amortization of capitalized leachable material.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three month and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$163.1	$213.6	$325.2	$364.3
Operating costs and expenses	(124.0)	(126.8)	(225.9)	(206.6)
Operating income	$39.1	$86.8	$99.3	$157.7

Net sales in the second quarter and first six months of 2008 decreased by $50.5 million and $ 39.1 million compared with the same periods of 2007.  These decreases in net sales in the second quarter and first six months of 2008 were principally due to lower sales volume of zinc and silver in both periods and also lower copper sales volume in the second quarter of 2008.  These volume decreases are due to the strikes at the San Martin and Taxco mines and were partially offset by higher copper and silver prices.  Zinc prices also decreased in both 2008 periods compared to the 2007 periods.

Operating costs and expenses in the second quarter of 2008 decreased by $2.8 million to $124.0 million compared with $126.8 million in the second quarter of 2007. This decrease was principally due to lower selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.5 million in the second quarter 2008 to $4.8 million in the second quarter 2008 from $7.3 million in the second quarter 2007.  The decrease in selling, general and administrative expenses was mainly due to the strike at San Martin and Taxco.

Operating cost and expenses in the first six months of 2008, increased by $19.3 million to $225.9 million from $206.6 million in the first six months of 2007. This increase was principally due to higher cost of sales. Cost of sales (excluding depreciation, amortization and depletion) increased by $22.5 million to $194.6 million from $172.1 million in the first six months of 2007. The increase in cost of sales is mainly due to $42.4 million of higher metal purchases, partially offset by $27.6 million of insurance reimbursement and repair expenses incurred in 2007 related to the Nueva Rosita coal plant.

Intersegment Eliminations and Adjustments

The net sales, operating costs and cost and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note N of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Net cash provided from operating activities	$404.8	$648.9	$908.1	$1,197.8
Net cash used for investing activities	$(110.6)	$(83.5)	$(156.1)	$(267.6)
Net cash used for financing activities	$(658.5)	$(447.9)	$(1,073.9)	$(950.2)

Three months:

Net cash provided by operating activities was $404.8 million in the second quarter of 2008, compared with $648.9 million in the 2007 period. The decrease of $244.1 million in the second quarter of 2008 cash provided from operating activities was largely due to the reduction of $177.5 million in net earnings. This reduction in earnings was primarily due to the Cananea strike.

In the second quarter 2008, our earnings were $548.5 million, approximately 135.5% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $83.2 million and $23.3 million of deferred income tax, which positively increased operating cash flow.  Additionally, an increase in working capital decreased operating cash flow by $266.8 million.

In the second quarter 2007, our earnings were $726.0 million, approximately 111.9% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $84.5 million, $38.1 million of deferred income tax, $36.9 million of unrealized loss on derivative instruments and $29.4 million of loss in short term investment, which positively increased operating cash flow, and $19.6 million of capitalized leachable material, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $254.5 million.

Net cash used in investing activities was $110.6 million in the second quarter of 2008 and included $130.9 million for capital expenditures.  The capital expenditures included $63.1 million of investments at our Peruvian operations, $43.3 million for the Toquepala and Cuajone expansion, $3.9 million for the primary crusher at the Toquepala concentrator, $1.7 million for the tailings disposal at Quebrada Honda and $14.2 million for various other replacement expenditures.  In addition, we spent $67.8 million for replacement assets at our Mexican operations, $54.7 million of which pertains to our Mexican open pit operations, $12.4 million to our IMMSA unit and $0.7 million to the Mexican administrative office. The second quarter 2008 cash from investing activities also includes $15.2 million from the redemption of short-term investments.

In the second quarter of 2007, net cash used for investing activities was $83.5 million and included $94.0 million for capital expenditures, less $10.6 million received on the redemption of bonds with a face value of $40.0 million.  The capital expenditures included investments at our Peruvian operations of $9.3 million for the Ilo smelter modernization project and $39.7 million for various other replacement expenditures.  In addition, we spent $45.0 million for replacement assets at our Mexican operations, of which $41.9 million was for our Mexican open pit operations, $2.8 million for our IMMSA unit and $0.3 million for our Mexican corporate office.

Net cash used in financing activities in the second quarter of 2008 was $658.5 million, compared with $447.9 million in the second quarter of 2007.  The second quarter of 2008 includes a dividend distribution of $500.6 million, compared with a distribution of $441.7 million in the first quarter of 2007.

Six months:

In the first six months of 2008, our earnings were $1,113.5 million, approximately 122.6% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $164.4 million and $22.0 million of loss in currency translation, which positively increased operating cash flow and $14.7 million of deferred income tax, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $382.5 million.

In the first six months of 2007, our earnings were $1,277.6 million, approximately 106.7% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $158.6 million, $58.3 million of deferred income tax, $59.6 million of unrealized loss on derivative instruments and $29.4 million of loss in short term investment, which positively increased operating cash flow and $40.0 million of capitalized leachable material, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $350.8 million.

Net cash used in investing activities was $156.1 million in the first six months of 2008 and included $180.8 million for capital expenditures.  The capital expenditures included $81.4 million of investments at our Peruvian operations, $43.3 million for the Toquepala and Cuajone expansion, $6.3 million for the primary crusher at the Toquepala concentrator, $3.4 million for the tailings disposal at Quebrada Honda and $28.4 million for various other replacement expenditures.  In addition, we spent $99.4 million for replacement assets at our Mexican operations, $78.0 million of which pertains to our Mexican open pit operations, $19.3 million to our IMMSA unit and $2.1 million to the Mexican administrative office.

Net cash used in investing activities was $267.6 million in the first six months of 2007 and included $179.0 million for capital expenditures, $100.0 million for the purchase of marketable securities, less $10.6 million received on the redemption of marketable securities.  The capital expenditures included investments at our Peruvian operations of $21.1 million for the Ilo smelter modernization project and $59.3 million for various other replacement expenditures.  In addition, we spent $98.6 million for replacement assets at our Mexican operations, of which $62.3 million was at our Mexican open pit operations, $9.5 million at our IMMSA unit and $26.8 million for our Mexican corporate office.

Net cash used in financing activities in the first six months of 2008 was $1,073.9 million, compared with $950.2 million in the same period of 2007.  The first six months of 2008 includes a dividend distribution of $912.9 million, compared with a distribution of $942.3 million in the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

On June 3, 2008, we paid a quarterly dividend of $0.57 per share, totaling $500.6 million.  On July 31, 2008, the Board of Directors approved a quarterly dividend of $0.57 per share, to be paid on September 5, 2008 to shareholders of record as of August 20, 2008.

On April 1, 2008 we paid $150.0 million of the remaining balance of its series A Yankee bonds.  With this payment, the series A Yankee bonds were fully repaid.

We expect that we will meet our cash requirements for 2008 and beyond from internally generated funds, cash on hand and from additional external financing, if required.  At June 30, 2008, our debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 24.2% as compared with 27.3% at December 31, 2007.  At June 30, 2008, our cash and cash equivalents amounted to $1,150.3 million compared to $1,409.3 million at December 31, 2007.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended June 30,
	2008		2007
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive depreciation, amortization and depletion) - GAAP	$550.4	207.8	$562.4	158.2
Add:
Selling, general and administrative expenses	26.7	10.1	25.9	7.3
Treatment and refining charges	25.6	9.7	16.5	4.6
Less:
By-products revenue (1)	(474.4)	(179.1)	(549.9)	(154.7)
Workers’ participation	(74.2)	(28.0)	(101.7)	(28.6)
Royalty charge and other	(67.4)	(25.5)	(24.2)	(6.7)
Inventory change	29.7	11.2	(6.6)	(1.9)
Operating cash cost	$16.4	6.2	$(77.6)	(21.8)

Add by-product revenue	474.4	179.1	549.9	154.7

Operating cash cost, without by-product revenue	$490.8	185.3	$472.3	132.9

Total pounds of copper produced and purchased (in millions)	264.9		355.5

(1)                           Includes net by-product sales revenue and premiums on sales of refined products.

	Six Months Ended June 30,
	2008		2007
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) - GAAP	$1,071.0	192.5	$1,029.0	141.8
Add:
Selling, general and administrative expenses	51.4	9.2	49.7	6.8
Treatment and refining charges	31.3	5.6	35.5	4.9
Less:
By-products revenue (1)	(949.2)	(170.6)	(968.6)	(133.5)
Workers’ participation	(143.4)	(25.8)	(173.1)	(23.8)
Royalty charge and other	(120.0)	(21.5)	(39.4)	(5.4)
Inventory change	40.4	7.3	26.4	3.6
Operating cash cost	$(18.5)	(3.3)	$(40.5)	(5.6)

Add by-product revenue	949.2	170.6	968.6	133.5

Operating cash cost, without by-product revenue	$930.7	167.3	$928.1	127.9

Total pounds of copper produced and purchased (in millions)	556.3		725.8

(1)   Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see note O to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at June 30, 2008, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.6 million annually.

On July 14, 2008, Standard & Poor’s upgraded Peru’s foreign currency debt rating to investment grade.  This rating improvement, and the one made by Fitch in April 2008, clearly indicates the consistent progress of Peru, a mining friendly country.

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$6.2	$20.3	$1.1	$7.1

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

In the first six months of 2008, we entered into copper collar and swap contracts to protect a portion of our 2008 sales of copper production.  As a result, we recorded a gain of $10.6 million in the second quarter and first six months of 2008 compared with a gain of $1.3 million in the second quarter and first six months of 2007.  Related to the fair value of these copper derivative contracts we recorded an unrealized loss of $2.0 million at the end of June 2008 and a gain of $2.1 million at the end of June 2007.  These losses gains were recorded in net sales in the condensed consolidated statement of earnings.

At June 30, 2008 we have copper collar contracts to protect 132.3 million pounds of copper production for the July-December 2008 period at weighted average minimum and maximum LME prices of $3.40 per pound and $4.23 per pound, respectively.  If the LME price falls below the minimum price, we will be paid the difference between the minimum price and the actual price.  If the LME price exceeds the maximum price, we will pay the difference between the maximum price and the actual price.  In addition, we have copper swap contracts to protect 61.6 million pounds of copper production for the July-August 2008 period at an average COMEX price of $3.86 per pound.

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

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of its costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At June 30, 2008, we held two types of exchange rate derivative contracts:

In the first type of exchange rate derivative contract, if the exchange rate settles at or below the barrier price, we do not sell US dollars, if the exchange rate settles above the barrier price and below the strike price established in the contract, we sell the notional amount of US dollars settling in the week at the strike price. If the exchange rate settles above the strike price established in the contract, we sell double the notional amount of US dollars settling in the week at the strike price established in the contract. At June 30, 2008, we held the following contracts of this type:

Notional Amount (millions)	Underlying amount (millions)	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$30.0	$1.3	4th Quarter 2008	11.32	10.60
$45.0	$1.3	1st Quarter 2009	11.25	10.60

In the second type of exchange rate derivative contract, if the exchange rate is less than or equal to the strike price, we sell US dollars in an amount equal to the underlying amount for the 14 day period at the strike price. The difference between the strike price and the market exchange rate is considered a gain for us.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted. If the exchange rate is above the strike price, we sell dollars in an amount equal to 2 times the underlying amount for the 14 day period at the strike price and the loss does not reduce the accumulated gain.  At June 30, 2008, we held the following contracts of this type:

Notional amount (millions)	Underlying amount (millions)	Due Date, 14 days expiration between	Strike price (Mexican Pesos / U.S. Dollars)
$22.5	$2.5	July 16, 2008 and November 5, 2008	10.85
$42.5	$2.5	December 3, 2008 and July 1, 2009	10.55
$25.0	$1.0	June 18, 2008 and June 3, 2009	10.95

In the second quarter and first six months of 2008 the exercise of some of these zero-cost derivative contracts resulted in gains of $0.4 million and $1.5 million, respectively, compared with gains of $2.6 million and $4.1 million in the second quarter and first six months of 2007, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At June 30, 2008, the fair value of the above listed exchange rate derivative contracts is a loss of $0.1 million which was recorded as Gain (loss) on derivative instruments in the condensed consolidated statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

The $53.0 million exchange derivative contract held at December 31, 2007 was cancelled in the first quarter 2008 and we recognized a gain of $0.3 million, which is included in the $4.1 million noted above.

Short-term Investment:

The balance of short-term investments was as follows (in millions):

	As of June 30,	As of December 31,
Investment	2008	2007
Short-term investment in securities issued by public companies with a weighted average interest rate of 2.72%.	$97.5	$117.9

Short-term investments in securities consist of trading securities issued by public companies.  Each security is independent of the others.

In the second quarter and six months of 2008, we earned interest of $1.4 million and $2.3 million, respectively, related to these investments which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the second quarter and first six months of 2008, we redeemed $14.8 million and $20.1 million, respectively, of these investments.

At June 30, 2008 the mark to market adjustment of these investments was $2.1 million which was recorded as interest expense in the condensed consolidated statement of earnings.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and its subsidiaries as of June 30, 2008, and the related condensed consolidated statements of earnings for each of the six-month periods ended June 30, 2008 and June 30, 2007 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2008 and June 30, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statement of earnings, changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Mexico, D.F.

August 1, 2008

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

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 450 days of inactivity.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  This ruling was challenged before a Federal judge who upheld the union’s case on February 14, 2008.  This matter is under appeal by the Company and will be resolved by a Federal Upper Court.  The workers partially returned to work and the Company resumed operations.  However, on April 11, 2008 the workers restarted the labor stoppage and shut down production.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, hence in the second quarter 2008, the Board of Directors decided to offer all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During the second quarter 2008, a group of employees was liquidated at a cost to the Company of $10.8 million, which was recorded in cost of sales on our condensed consolidated statement of earnings.  The Company anticipates that additional liquidations will occur in the second half of 2008.  Therefore, in accordance with FAS No. 112, at June 30, 2008, the Company maintains an additional severance liability of $52.0 million, which has been recorded in our condensed consolidated balance sheet.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.

Also on July 30 2007, our Taxco and San Martin mines went on strike.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.

Item 4. - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on Wednesday, May 28, 2008, at which shareholders of record at the close of business on May 5, 2008 (the “record date”) were entitled to vote at the annual meeting.

At the annual meeting, the holders of Common Stock were asked to elect 14 directors.  All of the fourteen persons nominated as directors of the Corporation to represent the Common Stockholders were elected and each of the director nominees received the following votes:

	Number of Shares
Name	For	Withheld
German Larrea Mota-Velasco	253,634,543	16,712,906
Oscar Gonzalez Rocha	253,890,022	16,457,427
Emilio Carrillo Gamboa	254,917,047	15,430,402
Alfredo Casar Perez	257,516,663	12,830,786
Alberto de la Parra Zavala	257,615,653	12,731,796
Xavier Garcia de Quevedo Topete	253,961,756	16,385,693
Harold S. Handelsman	265,802,956	4,544,493
Genaro Larrea Mota-Velasco	257,835,201	12,512,248
Armando Ortega Gomez	258,262,240	12,085,209
Daniel Muniz Quintanilla	258,266,012	12,081,437
Luis Miguel Palomino Bonilla	265,819,420	4,528,029
Gilberto Perezalonso Cifuentes	265,499,946	4,847,503
Juan Rebolledo Gout	258,317,705	12,029,744
Carlos Ruiz Sacristan	265,548,263	4,799,186

The stockholders approved the amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of Common Stock which we are authorized to issue from 320,000,000 shares to 2,000,000,000 shares. The proposal received 250,584,167 votes, representing the affirmative vote of 85.10% of the voting power of all shares of Common Stock entitled to vote on the proposal.  The proposal also received 19,217,981 votes against and 545,300 abstentions.

The stockholders approved and ratified the selection of PricewaterhouseCoopers S.C. as independent accountants for calendar year 2008. The proposal received the following votes:

	For	Against	Abstain

Common Stock	268,717,211	1,142,296	487,942

The Secretary reported that no other business was brought to the attention of the shareholders or by them.

Item 6. - Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation

15.	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 31, 2008

/s/ Genaro Guerrero
Genaro Guerrero
Vice President Finance and Chief Financial Officer

July 31, 2008

SOUTHERN COPPER CORPORATION

List of Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation

15.	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.