Form 10-Q
period 2008-09-30
SOUTHERN COPPER CORP/
filed 2008-11-06
CIK 1001838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

or

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

As of October 31, 2008 there were outstanding 871,000,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation

Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$1,440,077	$1,606,414	$4,401,079	$4,791,213

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	645,798	560,003	1,716,845	1,588,982
Selling, general and administrative	25,937	23,570	77,318	73,276
Depreciation, amortization and depletion	83,944	81,538	248,339	240,102
Exploration	8,452	7,710	25,504	22,681
Total operating costs and expenses	764,131	672,821	2,068,006	1,925,041

Operating income	675,946	933,593	2,333,073	2,866,172

Interest expense	(28,115)	(31,181)	(84,530)	(91,969)
Capitalized interest	2,305	3,703	4,834	10,146
(Loss) gain on derivative instruments	(13,621)	2,993	(12,700)	(73,699)
Other income (expense)	23,779	(5,526)	23,944	20,146
Interest income	9,764	23,528	39,360	63,532
Earnings before income taxes and minority interest	670,058	927,110	2,303,981	2,794,328

Income taxes	249,700	296,109	764,614	881,199
Minority interest	2,556	3,156	8,115	7,640

Net earnings	$417,802	$627,845	$1,531,252	$1,905,489

Per common share amounts:
Net earnings basic and diluted	$0.47	$0.71	$1.73	$2.16
Dividends paid	$0.57	$0.53	$1.60	$1.60
Weighted average common shares outstanding (basic and diluted)	882,170	883,397	882,989	883,391

The accompanying notes are an integral part of these condensed consolidated financial statements. All the shares and per share amounts for prior periods have been restated to reflect the three-for-one common stock split that occurred on July 10, 2008. See note P.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,175,648	$1,409,272
Short-term investments	83,038	117,903
Accounts receivable trade, less allowance for doubtful accounts (2008 - $4,545; 2007 - $4,585)	387,848	385,611
Accounts receivable other (including affiliates 2008 - $839; 2007 - $1,644)	51,313	77,167
Inventories	492,521	448,283
Deferred income tax	67,709	72,303
Other current assets	91,921	124,970
Total current assets	2,349,998	2,635,509

Property, net	3,661,876	3,568,311
Leachable material, net	168,032	220,243
Intangible assets, net	114,510	115,802
Other assets, net	52,295	40,693
Total Assets	$6,346,711	$6,580,558

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$160,000
Accounts payable	289,717	255,070
Accrued income taxes	76,940	132,175
Due to affiliated companies	8,738	3,870
Accrued workers’ participation	219,856	313,251
Interest	11,934	37,325
Other accrued liabilities	36,977	25,499
Total current liabilities	654,162	927,190

Long-term debt	1,284,911	1,289,754
Deferred income taxes	196,855	219,501
Non-current taxes payable	167,474	154,721
Other liabilities and reserves	116,619	111,442
Asset retirement obligation	14,462	13,145
Total non-current liabilities	1,780,321	1,788,563

Commitments and Contingencies (Note M)

MINORITY INTEREST	15,786	16,685

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	868,152	819,646
Retained earnings	3,335,553	3,220,857
Accumulated other comprehensive loss	(26,545)	(26,554)
Treasury stock	(289,564)	(174,675)
Total Stockholders’ Equity	3,896,442	3,848,120

Total Liabilities, Minority Interest and Stockholders’ Equity	$6,346,711	$6,580,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
OPERATING ACTIVITIES

Net earnings	$417,802	$627,845	$1,531,252	$1,905,489
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	83,944	81,538	248,339	240,102
Capitalized leachable material	—	(5,874)	(2,246)	(45,903)
(Gain) loss on currency translation effect	(15,533)	4,205	6,498	4,772
Provision for deferred income taxes	4,440	714	(10,290)	59,054
Gain on sale of property	(26,330)	—	(28,573)	—
Loss on sale of short-term investment	2,661	13,799	4,596	43,187
Unrealized (gain) loss on derivative instruments	(20,543)	(12,835)	(18,444)	46,782
Minority interest	2,556	3,156	8,115	7,640

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	109,372	(119,386)	23,617	(133,389)
Inventories	(943)	8,494	(44,238)	(49,056)
Accounts payable and accrued liabilities	28,057	70,670	(172,697)	(224,202)
Other operating assets and liabilities	111,391	55,935	60,921	71,546
Net cash provided by operating activities	696,874	728,261	1,606,850	1,926,022

INVESTING ACTIVITIES
Capital expenditures	(134,161)	(72,086)	(314,931)	(251,078)
Purchase of short-term investments	—	—	—	(100,000)
Net proceeds from sale of short-term investments	11,816	6,201	30,295	16,813
Sale of property	55,447	—	59,727	—
Other	1,101	155	1,101	891
Net cash used for investing activities	(65,797)	(65,730)	(223,808)	(333,374)

FINANCING ACTIVITIES
Debt repaid	—	—	(155,025)	(5,000)
Dividends paid to common stockholders	(503,543)	(471,113)	(1,416,437)	(1,413,380)
Distributions to minority interest	(2,387)	(1,429)	(9,123)	(4,593)
Repurchase of common shares	(68,471)	—	(68,471)	—
Other	61	(881)	855	(604)
Net cash used for financing activities	(574,340)	(473,423)	(1,648,201)	(1,423,577)

Effect of exchange rate changes on cash and cash equivalents	(31,348)	(7,514)	31,535	3,359

Increase (decrease) in cash and cash equivalents	25,389	181,594	(233,624)	172,430
Cash and cash equivalents, at beginning of period	1,150,259	1,013,614	1,409,272	1,022,778
Cash and cash equivalents, at end of period	$1,175,648	$1,195,208	$1,175,648	$1,195,208

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$50,346	$50,346	$114,362	$115,726
Income taxes	$230,847	$267,039	$779,190	$828,373
Workers participation	$2,742	$1,021	$292,781	$299,872

Non cash transactions:

Common stock split:

On July 10, 2008 the Company made a three-for-one split of its common shares increasing common shares account by $5,897 thousand and decreasing the additional paid-in capital account by $5,897 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007.  The condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been subject to a review by PricewaterhouseCoopers, the Company’s independent registered public accounting firm, whose report dated November 06, 2008, is presented on page 56.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated combined financial statements at December 31, 2007 and notes included in the Company’s 2007 annual report on Form 10-K.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 and do not have any effect on its overall financial position or results of operations.  Fair values as of September 30, 2008 were calculated as follows (in million):

	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Short-term investments	$83.0	$83.0	—	—
Derivative instruments:
Exchange rate derivative, dollar/peso	(14.8)	—	$(14.8)	—
Copper derivative	33.7	—	33.7	—
Gas swap	(0.4)	—	(0.4)
Total	$101.5	$83.0	$18.5	—

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Inputs that are observable, either directly or indirectly, but do not qualify as Level 1 inputs. (i.e., quoted prices for similar assets or liabilities)

Level 3

Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

C.             Short-term Investments:

The balance of short-term investments was as follows (in millions):

	As of
Investments	September 30, 2008	December 31, 2007
Short-term investments in securities issued by public companies with a weighted average interest rate of 2.95%	$83.0	$117.9

Short-term investments in securities consist of trading securities issued by public companies.  Each security is independent of the others.

In the third quarter and nine months of 2008, the Company earned interest of $0.8 million and $3.4 million, respectively, related to these investments which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the third quarter and first nine months of 2008, the Company redeemed $11.8 million and $30.3 million, respectively, of these investments.

At September 30, 2008 the mark to market adjustment of these investments was a loss of $2.7 million which was recorded as interest expense in the condensed consolidated statement of earnings.

Please see note Q “Subsequent event”.

D.            Inventories were as follows:

(in millions)	September 30, 2008	December 31, 2007
Metals at lower of average cost or market:
Finished goods	$57.1	$65.7
Work-in-process	179.8	140.7
Supplies at average cost	255.6	241.9
Total inventories	$492.5	$448.3

E.              Financing

On April 1, 2008, the Company paid $150.0 million of the remaining balance of its series A Yankee bonds.  With this payment the series A Yankee bonds were fully repaid.  Additionally, in both June 2008 and 2007, the Company paid $5.0 million of its Mitsui loan.

F.              Income taxes:

The income tax for the nine months ended September 30, 2008 and 2007 were $764.6 million and $881.2 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2008 and 2007 periods are 33.2% and 31.5%, respectively.  The estimated annual effective tax rate for 2008 is 33.7%, compared with 34.7% in 2007.  The decrease in the estimated annual effective tax rate is largely due to the incremental U.S. tax on dividend income in 2007.  The dividend income was eliminated in financial consolidation (book income) but was taxable in the U.S. at the difference between the 35% U.S. statutory rate and the effective rate of 28% on the dividend from the Mexican subsidiary.  In addition, the variability in the dollar relative to the Mexican peso and the Peruvian nuevo sol caused a decrease in the estimated effective tax rate.  Further, the inclusion of loss carryforwards of some of Minera Mexico’s subsidiaries in the Mexican tax calculation also contributed to the rate decrease.

On October 1, 2007, the Mexican government enacted a new tax law, which took effect on January 1, 2008.  The law introduced a flat tax, which replaced Mexico’s asset tax and applies to taxpaying entities along with Mexico’s regular income tax.  In general Mexican companies are subject to paying the greater of the flat tax or the income tax; the application of this rule resulted in a provision in the first nine months of 2008 based upon the regular income tax calculation.  This tax law change did not have an effect on the Company’s first nine months 2008 deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and a 17.5% tax rate in 2010 and the following years.  Although the flat tax is defined as minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

FIN No. 48 - Accounting for Uncertainty in Income Taxes.

There were no material changes in the unrecognized tax benefits in the first nine months of 2008.  The Company believes that it is reasonably possible that changes to the unrecognized tax benefit could occur in the next twelve months due to tax audit settlements with the U.S. Internal Revenue Service (“IRS”).  This settlement is expected to cover the open years 1997 through 2002 inclusive.  The Company has not calculated an estimate of the changes that will occur.  Once the final settlement has been reached the unrecognized tax benefits will be adjusted.  The Company believes that the change will not be materially adverse to its results or financial position.

In the third quarter of 2008 the IRS notified the Company that the Company’s 2005 and 2006 U.S. federal income tax returns had been selected for examination.  The examination of these tax returns will commence during the fourth quarter of 2008.

G.             Provisionally Priced Sales:

At September 30, 2008, the Company has recorded provisionally priced sales of 120.5 million pounds of copper, at an average forward price of $2.89 per pound.  Also the Company has recorded provisionally priced sales of 4.6 million pounds of molybdenum at the September 30, 2008 market price of $32.25 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2008:

Copper	Priced at	Month of Settlement
(million lbs.)
37.5	2.90	October 2008
33.5	2.89	November 2008
3.7	2.88	December 2008
2.0	2.89	January 2009
16.7	2.89	February 2009
26.1	2.89	March 2009
1.0	2.89	April 2009
120.5	2.89

Molybdenum	Priced at	Month of Settlement
(million lbs.)
1.1	32.25	October 2008
2.3	32.25	November 2008
1.2	32.25	December 2008
4.6	32.25

Please see note Q “Subsequent event”.

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

In the first nine months of 2008, the Company entered into copper collar and swap contracts to protect a portion of its 2008 sales of copper production.  As a result, the Company recorded a realized gain of $18.5 million and $29.2 million in the third quarter and first nine months of 2008, respectively, compared with a loss of $0.3 million in the third quarter and a gain of $3.0 million in the first nine months of 2007, respectively.  These gains (losses) were recorded in net sales in the condensed consolidated statement of earnings and in accounts receivable other in the condensed consolidated balance sheet.

At September 30, 2008 the Company has copper collar contracts to protect 66.1 million pounds of copper production for the October-December 2008 period at weighted average minimum and maximum LME prices of $3.40 per pound and $4.23 per pound, respectively.  If the LME price falls below the minimum price, the Company will be paid the difference between the minimum price and the actual price.  If the LME price exceeds the maximum price, the Company will pay the difference between the maximum price and the actual price.  Related to the fair value of these copper derivative contracts the Company recorded an unrealized gain of $33.7 million at the end of September 2008.  This gain was recorded in net sales in the condensed consolidated statement of earnings and in accounts receivable other in the condensed consolidated balance sheet.

Gas swaps:

In 2008 and 2007 the Company entered into gas swap contracts to protect part of its gas consumptions as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Gas volume (MMBTUs)	305,000	—	305,000	900,000
Fixed price	8.2175	—	8.2175	7.5250
Gain (loss) (in million)	$(0.7)	—	$(0.7)	$(0.9)

The gains (losses) obtained were charged to production cost. As of September 30, 2008 the Company held a gas swap contract to protect 155,000 MMBTUs of our gas consumption with a fixed price of $8.2175 per MMBTU for the month of October 2008.  Related to the settlement of this gas swap contract the Company recorded an unrealized loss of $0.4 million in the third quarter of 2008 which was included in the $0.7 million reported in the table above.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in US dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At September 30, 2008 the Company held two types of exchange rate derivative contracts:

In the first type of exchange rate derivative contract, if the exchange rate settles at or below the barrier price, the Company does not sell US dollars, if the exchange rate settles above the barrier price and below the strike price established in the contract, the Company sells the notional amount of US dollars settling in the week at the strike price.  If the exchange rate settles above the strike price established in the contract, the Company sells double the underlying amount of US dollars settling in the week at the strike price established in the contract.  At September 30, 2008, the Company held the following contracts of this type:

Notional Amount	Underlying amount	Due Date, Weekly expiration during	Strike Price	Barrier Price
(millions)	(millions)		(Mexican Pesos/U.S. Dollars)	(Mexican Pesos/ U.S. Dollars)
$15.0	$1.25	4th Quarter 2008	11.32	10.60
$30.0	$1.25	1st Quarter 2009	11.25	10.60

In the second type of exchange rate derivative contract, if the exchange rate is less than or equal to the strike price, the Company sells US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain to the Company.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted in the first contract and 500 cents per dollar transacted in the second and third contract.  If the exchange rate is above the strike price, the Company sells dollars in an amount equal to 2 times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.  At September 30, 2008, the Company held the following contracts of this type:

Notional Amount	Underlying amount	Expiration Period	Due Date	Strike Price
(millions)	(millions)			(Mexican Pesos/ U.S. Dollars)
$7.5	$2.5	Monthly	October 10, 2008 through December 11, 2008	10.80
$15.0	$2.5	Monthly	January 13, 2009 through June 11, 2009	10.59
$10.0	$2.5	Weekly	October 03, 2008 through October 24, 2008	10.80
$107.5	$2.5	Weekly	October 31, 2008 through August 21, 2009	10.53

In the third quarter and first nine months of 2008 the exercise of some of these zero-cost derivative contracts resulted in gains of $1.1 million and $2.1 million, respectively, compared with gains of $1.9 million and $6.0 million in the third quarter and first nine months of 2007, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At September 30, 2008, the fair value of the above listed exchange rate derivative contracts is a loss of $14.8 million which was recorded as a loss on derivative instruments in the condensed consolidated statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

The two exchange derivative contracts of the second type held at June 30, 2008 were cancelled in the third quarter of 2008 and the Company recognized a gain of $0.7 million, which is included in the $1.1 million and $2.1 million noted above.

The $53.0 million exchange derivative contract held at December 31, 2007 was cancelled in the first quarter 2008 and the Company recognized a gain of $0.3 million, which is included in the $2.1 million noted above.

Please see note Q “Subsequent event”.

I.                 Asset Retirement Obligation:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the law, a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006.  The Company received MEM’s response in November 2007 and responded to MEM’s review in March 2008.  In June 2008, the MEM requested additional information regarding the closure plan.  The Company complied with this request in July 2008.  Since the end of September 2008, public discussion of the Company’s closure plan has begun in the areas of the Company’s operations.  In addition, this closure plan is being reviewed with INRENA and DIGESA, the Peruvian government agencies for the preservation of natural resources and for environmental and water resources, respectively.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.

As of September 30, 2008, the Company has made an estimated provision of $7.4 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The following table summarizes the asset retirement obligation activity for the first nine months of 2008 and 2007 (in millions):

	2008	2007
Balance as of January 1	$13.1	$12.2
Additions, changes in estimates	0.7	—
Accretion expense	0.7	0.7
Balance as of September 30,	$14.5	$12.9

J.                Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	September 30, 2008	December 31, 2007

Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$1.5
Other	—	0.1
	$0.8	$1.6
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$8.7	$3.9

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays to Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The total amount paid by the Company for such services in the first nine months of 2008 and 2007 was $9.6 million and $10.3 million, respectively.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees of $7.9 million and $10.4 million in the first nine months of 2008 and 2007, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid $16.0 million and $10.3 mi1lion in the first nine months of 2008 and 2007, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees of $1.7 million and $1.9 million in the first nine months of 2008 and 2007, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.  Additionally, our Mexican subsidiaries have provided a guaranty for a $10.8 million loan obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”).  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees of $2.2 million and $0.8 million in the first nine months of 2008 and 2007, respectively, to MexTransport for aviation services.

The Company purchased $3.4 million and $4.2 million in the first nine months of 2008 and 2007, respectively of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez, son of SCC’s Chief Executive Officer, is the principal owner.  The Company paid fees of $0.6 million and $0.5 million in the first nine months of 2008 and 2007, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez is the principal owner.

The Company purchased $0.7 million and $0.5 million in the first nine months of 2008 and 2007, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez, son of SCC’s Chief Executive Officer, is employed as a sales representative.  Also, the Company purchased $0.5 million and $0.3 million in the first nine months of 2008 and 2007, respectively, of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez is the principal owner.

The Company purchased $1.7 million and $3.4 million in the first nine months of 2008 and 2007, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, is the principal owner.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

K.            Employee Benefit Plan:

SCC Defined Benefit Pension Plan-

The components of the net periodic benefit costs for the nine months ended September 30, are as follows ($ in millions):

	2008	2007
Interest cost	$0.5	$0.5
Amortization of net loss (gain)	0.1	0.1
Expected return on plan assets	(0.4)	(0.4)
Net periodic benefit cost	$0.2	$0.2

SCC Post-retirement Health Care Plan-

The components of the net periodic benefit costs for the post-retirement health care plan for the nine months ended September 30, 2008 and 2007 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the nine months ended September 30, 2008 and 2007 are as follows ($ in millions):

	2008	2007

Interest cost	$1.5	$1.4
Service cost	1.9	1.5
Expected return on plan assets	(2.3)	(1.5)
Net periodic benefit cost	$1.1	$1.4

Minera Mexico Post-retirement Health Care Plan-

The components of the net periodic cost for the nine months ended September 30, 2008 and 2007 are as follows ($ in millions):

	2008	2007

Interest cost	$2.3	$1.7
Service cost	0.5	0.4
Net periodic benefit cost	$2.8	$2.1

L.              Comprehensive Income (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$417.8	$627.8	$1,531.3	$1,905.5
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on investments	—	—	—	(1.0)
Comprehensive income	$417.8	$627.8	$1,531.3	$1,904.5

The unrealized loss on investment activity in the 2007 period was related to an investment in a Mexican construction company which was sold in 2007.  This investment was accounted for as an available for-sale investment.

M.         Commitments and Contingencies

Environmental matters:

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include, among other features, water recovery systems to conserve water and minimize impact on nearby streams, reforestation programs to stabilize the surfaces of the tailings dams, and the implementation of scrubbing technology in the mines to reduce dust emissions.

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

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In August 2006 and March 2008, in accordance with this law and its amendments the Company prepared and submitted to MEM a closure plan.  In June 2008, the MEM requested additional information regarding the closure plan.  Since the end of September 2008, public discussion the Company’s closure plan has begun in the areas of the Company’s operations.  In addition, this closure plan is being reviewed by Peruvian government agencies.  See note I “Asset Retirement Obligation” for further discussion of this matter.

Also, the Company has initiated environmental impact assessments for the expansion of its concentrators at Toquepala and Cuajone, and for the Tia Maria project, located in the Department of Arequipa, which will have mining and leaching operations.

For the Company’s Peruvian operations, environmental capital expenditures were $5.1 million and $21.6 million in the first nine months of 2008, and 2007, respectively.

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

For the Company’s Mexican operations, environmental capital expenditures were $6.7 million and $20.4 million in the first nine months of 2008 and 2007, respectively.

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

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or S/. 3,876,380,679.56), as required by Law # 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares.  In 2000 SCC appealed an adverse decision of an appellate civil court, affirming a decision of a lower civil court, to the Peruvian Supreme Court.  On September 19, 2001, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  On March 8, 2002, Mr. García Ataucuri restated the claim to comply with Peruvian labor law and procedural requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  In January 2005, the lower labor judge dismissed the lawsuit on procedural grounds without deciding on the merits of the case.  In March 2005, the plaintiffs appealed this decision but the appellate court dismissed the appeal due to procedural defects and remanded the case to the lower labor court for further proceedings.  The lower labor court, on motions from the plaintiffs, reinstated the appeal of the dismissal of the case of seven plaintiffs that had cured the procedural defects.  As of September 30, 2008, the case remains open with no further new developments.  The labor court has temporarily lost jurisdiction over this case until the Supreme Court decides on the Constitutional Tribunal’s decision described below.

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

2)              On May 10, 2006, the Company was served with a second complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law # 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “ for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.  As of September 30, 2008 the case remains open with no new developments.

3)              Additionally, on June 27, 2008, the Company was served with a new complaint filed in Peru, this time by 82 former employees, (Alejandro Zapata Mamani and others vs. SPCC), seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the two previous labor share lawsuits), that should have been issued in accordance with Law # 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Company answered this new complaint, denying the validity of the claim. As of September 30, 2008 the case remains open with no new developments.

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

Mineria Integral S.A.C.: In January 2007, the Company was served with three claims filed in Peru by Mineria Integral S.A.C.  The claims alleged that the Company had trespassed on certain mining rights of the plaintiff, in Ilo, Department of Moquegua, and sought that the Company desist from the trespass and pay compensation in the amount of $49.1 million.  In September 2008, the Regional Direction of Moquegua ruled in favor of SPCC denying the plaintiff’s claim.  The plaintiff has not appealed this decision and therefore the case is closed.

Mexican operations -

The Mexican Geological Services (“MGS”) Royalties: In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre (La Caridad) the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  The Company estimates that the payment made on January 11, 2006 will cover 100% of the royalty payments required for 2004 and prior periods.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The appeal was lost by the Company in October 2007.  The Company filed a protective action (Amparo) before the Ninth collegiate Civil Tribunal which rendered a negative ruling on August 27, 2008.  The Company will enter into the judicial process to determine the final amount to be paid to MGS.  On an ongoing basis the Company is required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

San Luis Potosi Facilities: The municipality of San Luis Potosi has granted Desarrolladora Intersaba, S.A. de C.V. (“Intersaba”), licenses for use of land and construction of housing and/or commercial zones in the former Ejido Capulines zone, where some residential projects like “Villa Magna” and other new residential projects are being developed within, an area, designated as a buffer zone due to IMMSA’s use of anhydrous ammonia gas.  This designation as a buffer zone was granted by the risk area of SEMARNAT (the federal environmental authority) within its approval of the IMMSA’s Risk Analysis.

Regarding this situation, a number of actions occurred, including the following:

1)     Against the municipality of San Luis Potosi, requesting the annulment of Desarrolladora Intersaba’s authorizations and licenses granted within the zinc plant’s buffer zone.

In August 2006, the action regarding the annulment of Villa Magna licenses was decided by a federal appeals court, which denied IMMSA’s request.  In September 2006, IMMSA submitted its final appeal to the Supreme Court of Justice and in February 2007, the court ruled against IMMSA.

IMMSA believes that even though the outcome was adverse to its interest, the construction of the “Villa Magna” housing and commercial development will not affect the operations of IMMSA’s zinc plant by itself.

Intersaba has filed a lawsuit against IMMSA, requesting payment of damages in the amount of approximately $11.0 million, supposedly caused by IMMSA during these proceedings.  IMMSA has vigorously taken all necessary steps to defend against this lawsuit.  A decision is expected in the near future.

2)     In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosi due to its refusal to issue IMMSA’s use of land permit (licencia de uso de suelo) in respect to its zinc plant.  A federal judge ruled that IMMSA’s use of land permit should be granted.  The municipal authorities are evaluating how to comply with the ruling.

3)     Additionally, Ejido Capulines, an agricultural community, filed a protective action against IMMSA’s Risk Analysis approved by SEMARNAT.  As previously noted, this approval determines a buffer zone around the San Luis facilities.  IMMSA has taken all necessary steps to defend against the action.

4)     Also, new lawsuits were filed by IMMSA against the Municipality of San Luis Potosi challenging other licenses granted in the safeguard area.

5)     IMMSA filed on October 7, 2008 a lawsuit against SEMARNAT before the Federal Tax and Administrative Justice Court seeking the nullity of a July 24, 2008 denial of the Company’s request for a safeguard declaration.

The Ejidal Commissariat of the “Ejido Pilares de Nacozari”, initiated a protective action (Amparo) against the second expropriation decree (by means of which 2.322 hectares were expropriated for public use), ignoring the judicial settlement reached with the Company on this matter. The judicial settlement had been ratified in January 2006.  The Company will defend the settlement reached with the Ejido and seek the dismissal of the case.

Mrs. Martinez, the wife of a miner, who died in the Pasta de Conchos accident, initiated a protective action against the negative ruling issued by the Ministry of Economy denying her request to launch a procedure to cancel Industrial Minera México’s coal concessions, which she argued the accident should trigger.

The First District Administrative Judge flatly dismissed the case, but this ruling was later revised by an appeals court.  Mrs. Martinez filed a new protective action against a new ruling issued by the Ministry of Economy.  The Company is certain that an accident cannot trigger a procedure of cancellation of the coal concessions.  Although the Company cannot predict the outcome of the procedures filed by Mrs. Martinez, the Company asserts that the claims of Mrs. Martinez are without merit and is vigorously defending against the actions.

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

Mexican operations -

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 542 days of inactivity.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours. The workers partially returned to work and the Company resumed operations. However, on April 11, 2008 the workers restarted the labor stoppage and shut down production, based upon a new federal ruling. On September 4, 2008, the Fourth Labor District Judge granted the Company’s motion for reconsideration of a ruling by the Federal Labor court, which will issue a new decision.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, hence in the second quarter 2008, the Board of Directors decided to offer all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During the second and third quarters of 2008, a group of employees was liquidated at a cost to the Company of $14.4 million, which was recorded in cost of sales on the condensed consolidated statement of earnings.  In accordance with SFAS No. 112, the Company has estimated a liability of $48.4 million which has been recorded on the condensed consolidated balance sheet.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigation involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit after being removed to federal court was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco’s creditors, as described below.  On February 2, 2007 a complaint was filed by Asarco on behalf of Asarco’s creditors, , alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In June 2008 the lawsuit was concluded in Brownsville, Texas. The constructive fraudulent conveyance claim was dismissed; however the actual fraud and the aiding and abetting the breach of fiduciary duties counts were favorable to plaintiffs. The court’s decision did not determine the damage amount. Grupo Mexico will appeal the ruling. While Grupo Mexico and its affiliates believe that these claims are without merit, the Company cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects; result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, in August 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

Other:

Regional development contribution:

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  In 2008 and 2007, the Company made a contribution of $17.9 million and $16.1 million, calculated based on 2007 and 2006 Peruvian earnings after income tax, respectively.  These contributions were deposited with a separate entity, Copper Assistance Civil Association (Asociación Civil Ayuda del Cobre) which will make disbursements for approved investments in accordance with the agreement.  The following years’ contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.  In the first nine months of 2008 the Company made a provision of $12.0 million based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $50.6 million and $46.7 million in the first nine months of 2008 and 2007, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$465.3	$109.8	$865.0	—	$1,440.1
Intersegment sales	36.4	16.9	—	$(53.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	207.8	116.7	372.8	(51.5)	645.8
Selling, general and administrative	9.6	5.4	9.8	1.2	26.0
Depreciation, amortization and depletion	47.3	8.4	28.8	(0.5)	84.0
Exploration	1.2	3.1	4.1	—	8.4
Operating income	$235.8	$(6.9)	$449.5	$(2.5)	675.9
Less:
Interest, net					(16.0)
Loss on derivative instruments					(13.6)
Other income (expense)					23.8
Income taxes					(249.7)
Minority interest					(2.6)
Net earnings					$417.8

Capital expenditure	$29.9	$11.6	$86.5	$6.2	$134.2
Property, net	$1,625.3	$263.2	$1,737.3	$36.1	$3,661.9
Total assets	$2,789.9	$683.3	$2,909.6	$(36.1)	$6,346.7

	Three Months Ended September 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$418.9	$158.7	$1,028.8		$1,606.4
Intersegment sales	62.4	19.8		$(82.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	171.3	96.4	374.0	(81.7)	560.0
Selling, general and administrative expense	8.3	5.5	9.0	0.8	23.6
Depreciation, amortization and depletion	43.7	9.9	27.4	0.5	81.5
Exploration	0.7	_2.9	4.1	—	7.7
Operating income	$257.3	$63.8	$614.3	$(1.8)	933.6
Less:
Interest, net					(4.0)
Gain on derivative instruments					3.0
Other income (expense)					(5.5)
Income taxes					(296.1)
Minority interest					(3.2)
Net earnings					$627.8

Capital expenditure	$39.8	$7.3	$24.5	$0.5	$72.1
Property, net	$1,604.2	$245.7	$1,662.4	$70.2	$3,582.5
Total assets	$3,400.7	$647.4	$3,383.7	$(682.5)	$6,749.3

	Nine Months Ended September 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated
Net sales outside of segments	$1,343.0	$369.0	$2,689.1	—	$4,401.1
Intersegment sales	96.5	82.9	—	$(179.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	591.8	311.3	992.0	(178.2)	1,716.9
Selling, general and administrative	28.1	16.6	31.2	1.4	77.3
Depreciation, amortization and depletion	139.9	24.4	85.2	(1.2)	248.3
Exploration	4.1	7.2	14.2	—	25.5
Operating income	$675.6	$92.4	$1,566.5	$(1.4)	2,333.1
Less:
Interest, net					(40.3)
Loss on derivative instruments					(12.7)
Other income (expense)					23.9
Income taxes					(764.6)
Minority interest					(8.1)
Net earnings					$1,531.3

Capital expenditure	$107.9	$30.9	$167.9	$8.3	$315.0
Property, net	$1,625.3	$263.2	$1,737.3	$36.1	$3,661.9
Total assets	$2,789.9	$683.3	$2,909.6	$(36.1)	$6,346.7

	Nine Months Ended September 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$1,620.9	$471.5	$2,698.8		$4,791.2
Intersegment sales	210.3	71.3	—	$(281.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	569.0	268.5	1,036.4	(284.9)	1,589.0
Selling, general and administrative expense	29.2	18.3	29.1	(3.4)	73.2
Depreciation, amortization and depletion	130.7	27.6	80.7	1.1	240.1
Exploration	3.3	6.9	12.5	—	22.7
Operating income	$1,099.0	$221.5	$1,540.1	$5.6	2,866.2
Less:
Interest, net					(18.4)
Loss on derivative instruments					(73.7)
Other income (expense)					20.2
Income taxes					(881.2)
Minority interest					(7.6)
Net earnings					$1,905.5

Capital expenditure	$102.1	$16.8	$104.9	$27.3	$251.1
Property, net	$1,604.2	$245.7	$1,662.4	$70.2	$3,582.5
Total assets	$3,400.7	$647.4	$3,383.7	$(682.5)	$6,749.3

Sales value per segment:

	Three Months Ended September 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$311.7	$14.4	$636.4	$(35.1)	$927.4
Molybdenum	139.2	—	179.7	—	318.9
Other	50.8	112.3	48.9	(18.2)	193.8
Total	$501.7	$126.7	$865.0	$(53.3)	$1,440.1

	Three Months Ended September 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$375.9	$32.7	$791.1	$(62.6)	$1,137.1
Molybdenum	86.2	—	188.6	—	274.8
Other	19.2	145.8	49.1	(19.6)	194.5
Total	$481.3	$178.5	$1,028.8	$(82.2)	$1,606.4

	Nine Months Ended September 30, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$939.6	$75.3	$2,070.6	$(107.4)	$2,978.1
Molybdenum	382.4	—	485.6	—	868.0
Other	117.5	376.6	132.9	(72.0)	555.0
Total	$1,439.5	$451.9	$2,689.1	$(179.4)	$4,401.1

	Nine Months Ended September 30, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Consolidated

Copper	$1,441.2	$83.9	$2,099.1	$(209.9)	$3,414.3
Molybdenum	314.2	—	463.2	—	777.4
Other	75.8	458.9	136.5	(71.7)	599.5
Total	$1,831.2	$542.8	$2,698.8	$(281.6)	$4,791.2

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$417.2	$455.4	$1,182.3	$1,359.4
Europe	284.7	467.2	1,006.2	1,093.9
Mexico	347.4	237.2	1,017.7	971.7
Peru	33.3	50.7	111.5	103.1
Latin America (excluding Mexico and Peru)	251.5	327.4	806.1	762.9
Asia	51.8	68.8	214.4	497.2
Derivative instruments	54.2	(0.3)	62.9	3.0
Total	$1,440.1	$1,606.4	$4,401.1	$4,791.2

Major Customer Segment Information:

For the nine months ended September 30, 2008, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 16.1% of total revenue; revenues from one of these customers amounted to 11.4% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 16.4% of total revenues; revenues from one of these customers amounted to 9.0% of total revenue, these customers represent 83.0% of the Company’s molybdenum sales revenue.

For the nine months ended September 30, 2007, the Company had revenue from two copper customers of the Mexican and Peruvian operations, which amounted to 21.8% of total revenue; revenues from one of these customers amounted to 14.0% of total revenue.  In addition, the Company had revenue from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 13.0% of total revenues; these customers represent 80.0% of the Company’s molybdenum sales revenue.

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

P.              Stockholders’ Equity:

Common stock:

On June 19, 2008 the Executive Committee of the Board of Directors declared a three-for-one split of the Company’s outstanding common stock.  On July 10, 2008 common shareholders of record at the close of business on June 30, 2008, received two additional shares of common stock for every share owned.  The Company’s common stock began trading at its post-split price on July 10, 2008.  The split increased the number of shares outstanding to 883,410,150 from 294,470,050.  The stock split was recorded in our 2008 financial statements.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

Treasury Stock:

Activity in treasury stock in the nine month period ended September 30, 2008 is as follows (in millions):

Southern Copper common shares
Balance as of December 31, 2007	$4.4
Purchase of shares	68.5
Used for corporate purposes	(0.1)
Balance as of September 30, 2008	$72.8

Parent Company (Grupo Mexico) common shares
Balance as of December 31, 2007	170.3
Other activity, including dividend, interest and currency translation effect	46.5
Balance as of September 30, 2008	$216.8

Treasury stock balance as of September 30, 2008	$289.6

In the nine months of 2008 the Company distributed 13,200 shares of Southern Copper (4,400 shares prior to the stock split) to directors under the Directors’ Stock Award Plan.  In the first nine months of 2008 the Company did not award any share of Grupo Mexico under the employee stock purchase plan.

On June 19, 2008 Grupo Mexico announced a three-for-one split of their outstanding common stock which was effective on June 30, 2008.  Accordingly all share amounts on the Employee and Executive Stock Purchase Plans have been retroactively adjusted to reflect the stock split.

On August 22, 2008 Grupo Mexico paid a dividend of 1 share for each 150 shares held, as consequence the number of Grupo Mexico shares held by the Company increased by 2,792,315 shares from 433,351,490 shares to 436,143,805 shares. Please see note Q

“Subsequent event” for October announcement regarding the sale of Grupo Mexico shares.

SCC share repurchase program:

Pursuant to the $300 million share repurchase program authorized by the Company’s Board of Directors in the first quarter of 2008, in the third quarter of 2008 the Company purchased 3.3 million shares of its common stock at a cost of $68.5 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table presents the repurchase program activity for the three months ended September 30, 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan @
From	To	Purchased	Share	Announced Plan	$19.08

08/11/2008	08/31/2008	410,150	$22.91	410,150	15,230,733

09/01/2008	09/30/2008	2,900,000	$20.37	3,310,150	12,134,666

	Total	3,310,150	$20.69

As a result of the repurchase of SCC common shares the indirect ownership of Grupo Mexico has increased from 75.1% to 75.4% at September 30, 2008.  Please see note Q “Subsequent event” for subsequent activity under the SCC share repurchase program.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares (400 shares before the stock split) of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter.  600,000 shares of Southern Copper common stock have been reserved for this plan.  As of September 30, 2008 and 2007, 229,200 and 216,000 shares, respectively, have been granted under this plan.  The fair value of the award is measured each year at the date of the grant.  For the first nine months of 2008 and 2007, the stock based compensation expense under this plan equaled $0.5 million and $0.4 million, respectively.

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

For the nine months ended September 30, 2008 and 2007, the stock based compensation expense under this plan was $1.6 million and $1.5 million, respectively.  As of September 30, 2008, there was $13.3 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining six years and three months period.

The following table presents the stock award activity for the nine months ended September 30, 2008 and 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2008	14,504,151	$1.17
Granted	—	—
Exercised	(23,655)	1.17
Received as dividend	96,515	—
Forfeited	—	—
Outstanding shares at September 30, 2008	14,577,011	$1.16

Outstanding shares at January 1, 2007	—	—
Granted	14,144,094	$1.17
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2007	14,144,094	$1.17

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 2,250,000 (750,000 before the stock split) shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $1.3 million and $0.5 million, net of tax, in compensation expense in the first nine months of 2008 and 2007, respectively.  As of September 30, 2008, there was $1.9 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over the remaining period.

The following table presents the stock award activity for the nine months ended September 30, 2008 and 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2008	1,372,500	$0.77
Granted
Exercised	(675,000)	$0.77
Forfeited	—
Outstanding shares at September 30, 2008	697,500	$0.77

Outstanding shares at January 1, 2007	2,250,000	$0.77
Granted
Exercised	(652,500)	$0.77
Forfeited	—
Outstanding shares at September 30, 2007	1,597,500	$0.77

Q.            Subsequent events:

Dividends:

On October 31, 2008, the Company announced a dividend of $0.34 per share to be paid on December 5, 2008 to its shareholders of record at the close of business on November 18, 2008.

SCC share repurchase program:

On October 31, 2008 the Company announced that the Board of Directors approved an increase in its share repurchase program from $300 million to $500 million.

During October 2008, the Company has purchased 9.1 million shares of its common stock at a cost of $115.1 million under the share repurchase program.  With these purchases the Company has purchased, under this program a total of 12.4 million shares at a cost of $183.6 million with an average cost of $14.79 per share.  As a result of the repurchase of SCC common shares the indirect ownership of Grupo Mexico has increased to 76.2% at October 31, 2008.

Grupo Mexico common shares:

On October 31, 2008, the Company announced that the Board of Directors’ Audit Committee and the Independent Directors approved the sale of 350 million shares of Grupo Mexico to its indirect parent company, Grupo Mexico. Such shares have been owned by Minera Mexico, for several years as an asset of the Minera Mexico’s employee benefit plan.  The purchase price per share in the transaction will be the market price.

Continuing economic instability

As a result of the world’s economic uncertainty, certain of our assets positions and derivative contracts have been affected, as follows:

Short term investments:

As of October 31, 2008 a further mark-to-market adjustment of these investments would generate an additional loss of $1.7 million.

Accounts receivable - Provisional sales:

In the month of October, 2008 the market prices of copper and molybdenum declined from September 30, 2008, and also forecast copper prices used to value provisionally priced copper sales declined. Based on these updated prices the value of provisional priced sales and accounts receivable would have declined by approximately, $137.6 million.

Derivative instruments

Copper collar contracts:

As the copper market price continued to decrease in October, the open copper derivative contracts have continued to appreciate in value.  A valuation, based on prices as of October 31, 2008, generated an additional gain of $60.1 million.

Exchange rate derivatives, US dollar / Mexican peso:

At October 31, 2008 the Mexican peso exchange rate increased from 10.79 Mexican pesos per dollar to 12.91 Mexican pesos per dollar.  Therefore, the fair value of the open positions at September 30, 2008 would have increased the unrealized loss by $48.3 million.

Capital expansion and exploration program:

During October 2008, the Company has committed $25.4 million to purchase seven 320 ton trucks for the Toquepala and Cuajone expansion projects.

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

The third quarter of 2008 has been a turbulent period for the world’s economy; copper prices began to decline late in the third quarter and have continued the slide into the fourth quarter.  Our strength has positioned us to face the challenge as world economic stability is sought.  Our strengths lie in the quality of our productive assets, our low cost operations, our manageable low debt level and our short-term project pipeline. We believe that our strong financial position will permit us to continue with the development of our immediate capital investment projects which are expected to add 220,000 tons of copper by 2011 and which will be a source of value creation for our shareholders.

One of our strengths is the cash position, which at September 30, 2008 is in excess of $1.1 billion.  These funds support our operational needs as well as our capital program.  The Risk and Cash Management Committee, comprised of members of senior management, regularly reviews the safety of our cash position with particular emphasis on risk.  We believe that our cash investments at September 30, 2008 are maintained in low risk and quality instruments with financially solvent institutions.

Our net earnings and earnings per share for the three months ended September 30, 2008 were $417.8 million and $0.47 per share and for the three months ended September 30, 2007 were $627.8 million and $0.71 per share.  Net income and earnings per share for the nine months ended September 30, 2008 was $1,531.3 million and $1.73 per share and for the nine months ended September 30, 2007 were $1,905.5 million and $2.16 per share.  The decrease in net earnings in both periods of 2008 was mainly due to the Cananea strike, which has reduced production volume in 2008 and lower copper and zinc prices, partially offset by the higher sales volume and prices of molybdenum.

Net earnings include gains of $54.2 million and $62.9 million in the third quarter and the nine month period of 2008, respectively, from our copper derivative program.  Additionally, during the quarter we purchased 3.3 million shares of our common shares.

Mine copper production amounted to 261.6 million pounds in the third quarter 2008, a decrease of 40.1 million pounds compared with the third quarter 2007.  The decrease in production is mainly due to the Cananea strike and to a lesser extent lower ore grade at Toquepala.

Molybdenum production increased by 3.5% to 10.0 million pounds and 27.3 million pounds in the third quarter and nine months of 2008, respectively, compared with 9.7 million pounds and 26.3 million pounds in the comparable 2007 periods. These increases were mainly due to higher ore grade and recovery at the La Caridad mine and higher recovery at the Cuajone mine.

Mine zinc production decreased 5.3 million pounds in the third quarter 2008, to 59.3 million pounds compared with 64.6 million pounds in the third quarter of 2007.  This 8.3% decrease in production was due to the work stoppages at the San Martin and Taxco mines, which started on July 30, 2007 and continues to date.

During the third quarter 2008, the Cananea, San Martin and Taxco operations have continued on strike affecting our operations and results.  We continue to take steps to reduce costs related to this work stoppage. Based upon a recent ruling relating to Cananea by a federal collegiate tribunal which was favorable to us, we expect that the labor judicial authorities will declare the strike illegal. If a favorable ruling is reached, the next step would be to regain control of the properties.  We believe that once in control of the assets full production can be ramped up in approximately three months.

Capital expenditures totaled $134.2 million and $314.9 million for the third quarter and first nine months of 2008, respectively.  Projected capital expenditure and exploration spending for the year 2008 approximate $450.0 million, and include investments in the Tia Maria greenfield project in Peru and the projects to expand capacity at Toquepala and Cuajone.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues, (v) our expansion and modernization program and environmental protection programs.  This discussion should be read in conjunction with the management discussion and analysis of financial condition and results of operations at December 31, 2007 included in the Company’s 2007 annual report on Form 10-K.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and nine months ended September 30, 2008 and 2007.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Positive (negative) Variance	2008	2007	Positive (negative) Variance
	(cents per pound)
Cash cost per pound of copper produced and purchased	18.0	(22.4)	(40.4)	4.0	(10.4)	(14.4)
Less: by-products revenue	184.6	168.3	16.3	175.4	143.3	32.1
Cash cost per pound of copper produced and purchased without by-products revenue	202.6	145.9	(56.7)	179.4	132.9	(46.5)

As seen on the chart above, our per pound cash cost for the third quarter and nine months of 2008 when calculated with by-products revenue are costs of 18.0 cents per pound and 4.0 cents per pound, respectively, compared with credits of 22.4 cents per pound and 10.4 cents per pound in the third quarter and nine months of 2007, respectively.  The increase in the by-products credit in the 2008 periods was due to higher molybdenum prices and higher molybdenum sales volume in the nine month period.  The increased molybdenum production in the nine month period was the result of higher average recoveries at La Caridad mine.

Our cash cost, excluding by-product revenues, were higher by 56.7 cents per pound and 46.5 cents per pound in the third quarter and first nine months of 2008 than the comparable 2007 periods and is mainly due to higher power and fuel cost as well as the lower copper production at Cananea due to the ongoing strike.

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

We believe that the current economic downturn has significantly lowered the price of copper in recent months.  The LME price per pound of copper averaged approximately $3.64 per pound in July and August and dropped to an average price of $3.17 per pound in September and decreased to $1.81 per pound at October 31, 2008.  In addition, we have seen price decreases in these same periods for our other principal by-products.  Further declines in price could occur as we go through this uncertain economic period.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to hedging programs, metal price sensitivity factors would indicate the following change in estimated 2008 earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net earnings (in millions)	$6.6	$22.1	$1.3	$8.4

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

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Peru:
Peruvian inflation rate	1.7%	1.2%	5.3%	3.0%
Nuevo sol/dollar (appreciation) / devaluation rate	0.3%	(2.6)%	(0.7)%	(3.4)%

Mexico:
Mexican inflation rate	1.8%	1.6%	3.9%	2.2%
Peso/dollar (appreciation) / devaluation rate	4.9%	1.2%	(0.8)%	0.4%

In October 2008, the Mexican peso has declined from 10.79 Mexican pesos per dollar to 12.91 Mexican pesos per dollar.  Additionally, in October 2008, the Peruvian nuevo sol has declined from 2.98 Peruvian nuevos soles per dollar to 3.09 Peruvian nuevos soles per dollar.

Assuming an exchange rate variance of 10% on our September 30, 2008 monetary position, our net earnings would increase (decrease) as follows:

Variance	Effect in net earnings
($ in million)
Increase of 10% in exchange rate dollar / Mexican peso	$32.9
Decrease of 10% in exchange rate dollar / Mexican peso	$(40.2)
Increase of 10% in exchange rate dollar / nuevo sol	$15.0
Decrease of 10% in exchange rate dollar / nuevo sol	$(18.3)

Capital Expansion and Exploration Program.

During the third quarter of 2008, we continued with our investment projects at our Peruvian operations.  During 2011, we expect the Tia Maria project and the Toquepala expansion to increase our annual copper production by 220,000 tons, an increase of 32% over the current production capacity.

Investment in the Tia Maria project is underway.  As of September 2008, we have spent $78.9 million of the $579.8 million committed for this project in purchase orders and contracts for the acquisition of major equipment.  This includes $381.0 million committed at a fixed price to avoid cost escalation in the capital budget.

The Toquepala expansion project is also underway.  For the Toquepala project, we have spent $4.8 million as part of the $86.9 million committed in the purchase of two 73 cubic yard shovels, two mine drills and seven 320 ton trucks.  We continued with the feasibility study, basic and detailed engineering and procurement support.  The environmental impact assessment is also underway and is expected to be completed by November 2009.

For the Cuajone project we have signed a feasibility study contract and will continue with the engineering, procurement process and an environmental impact assessment.

Regarding our copper deposit projects at El Arco and Los Chancas and the underground polymetallic mine in Angangueo, We will continue to evaluate these projects taking into account the changes in the financial and economic conditions.

Ilo Smelter Modernization:  This project was completed in January 2007 and has allowed us to increase sulfur capture over the 92% requirement established in our agreement with the Peruvian government.  The facility is currently operating at full capacity.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda Dam to impound future tailings from the Toquepala and Cuajone mills.  The equipment and materials has been received and are at the final installation stage.  The first stage of this project will be under development until 2012.  The total cost of this project is estimated to be $66.0 million, with $32.1 million expended through September 30, 2008 and $8.3 million committed.

Cananea: Major Cananea projects including, an SX/EW plant to increase cathode production by 33,000 tons and a crusher and conveyor system for leach material; have been suspended pending the resolution of the labor problems at the site.

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for three and nine months ended September 30, 2008 and 2007 (in millions):

Statement of Earnings Data:	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$1,440.1	$1,606.4	$4,401.1	$4,791.2
Operating costs and expenses	(764.2)	(672.8)	(2,068.0)	(1,925.0)
Operating income	675.9	933.6	2,333.1	2,866.2
Non-operating income (expense)	(5.8)	(6.5)	(29.1)	(71.9)
Earnings before income taxes and minority interest	670.1	927.1	2,304.0	2,794.3
Income taxes	(249.7)	(296.1)	(764.6)	(881.2)
Minority interest	(2.6)	(3.2)	(8.1)	(7.6)
Net earnings	$417.8	$627.8	$1,531.3	$1,905.5

Mine copper production amounted to 261.6 million pounds in the third quarter of 2008 compared with 301.7 million pounds in the third quarter of 2007, a decrease of 13.3%.  This decrease amounting to 40.1 million pounds, included 28.4 million pounds from the Mexican open pit operations, 1.0 million pounds from the Mexican underground mines and 10.7 million pounds from the Peruvian open pit mines.

The decrease of 28.4 million pounds in the Mexican open-pit mines production included 28.0 million pounds from the Cananea mine and 0.4 million pounds from the La Caridad mine.  The decrease in production at the Cananea mine was due to the effect of its strike.  The decrease of 1.0 million pounds at the Mexican underground mines was mainly due to the work stoppage at the San Martin mine.  The decrease in the Peruvian mines came from the Toquepala mine, which decreased by 20.1 million pounds, and was the result of lower ore grades and recoveries, partially offset by an increase of 7.8 million pounds from the Cuajone mine due to higher ore grades and recoveries and an increase of 1.6 million pounds from the Toquepala SX/EW plant due to higher PLS grade.

Molybdenum mine production increased by 0.3 million pounds in the third quarter of 2008 to 10.0 million pounds compared with 9.7 million pounds in the third quarter of 2007.

This increase was mainly due to higher grades at the La Caridad and Cuajone mines, partially offset by lower grades at the Toquepala mine.

Mine zinc production decreased 5.3 million pounds in the third quarter 2008, to 59.3 million pounds compared with 64.6 million pounds in the third quarter of 2007.  This 8.3% decrease in production was due to the work stoppages at the San Martin and Taxco mines, which started on July 30, 2007 and continues to date.

Average Metal Prices

The table below outlines the average metal prices during the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Copper ($ per pound - LME)	$3.48	$3.50	(0.6)%	$3.62	$3.22	12.4%
Copper ($ per pound - COMEX)	$3.45	$3.48	(0.9)%	$3.59	$3.21	11.8%
Molybdenum ($ per pound)	$33.27	$31.33	6.2%	$33.01	$29.19	13.1%
Zinc ($ per pound - LME)	$0.80	$1.46	(45.2)%	$0.95	$1.56	(39.1)%
Silver ($ per ounce - COMEX)	$14.92	$12.70	17.5%	$16.57	$13.11	26.4%

Net Sales.  Net sales in the third quarter and first nine months of 2008 decreased by $166.3 million and $390.1 million, respectively, compared to the third quarter and first nine months of 2007.  These 10.4% and 8.1% decreases, respectively, were principally due to lower sales volume resulting from the Cananea mine strike and lower copper and zinc prices, partially offset by higher molybdenum prices.  Net sales in the third quarter and first nine months of 2008 also include gains on copper derivative of $54.2 million and $62.9 million, respectively, compared to a loss of $0.3 million and a gain of $3.0 million in the 2007 comparable periods, respectively.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2008 and 2007:

Copper Sales (million pounds):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Copper:
Peruvian operations	204.0	219.9	569.2	640.8
Mexican open-pit	82.9	105.9	245.7	437.5
Mexican IMMSA unit	7.4	7.6	26.0	24.5
Intersegment elimination	(10.0)	(18.2)	(31.9)	(64.9)
Total copper sales	284.3	315.2	809.0	1,037.9

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2008 and 2007:

By-product Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million pounds except silver - in million ounces)	2008	2007	2008	2007
Peruvian operations
Molybdenum contained in concentrates	5.9	6.6	15.6	15.9
Zinc - refined and in concentrate (1)	3.6	8.9	13.1	32.1
Silver	1.2	1.5	2.9	3.6

Mexican open-pit
Molybdenum contained in concentrates	4.2	2.5	12.0	10.3
Zinc - refined and in concentrate	—	—	—	—
Silver	1.5	0.8	3.2	2.9

Mexican IMMSA unit
Zinc - refined and in concentrate	56.0	57.3	162.0	191.3
Silver	2.3	2.8	6.6	8.5

Intersegment elimination
Zinc - refined and in concentrate	(3.1)	(8.4)	(11.9)	(30.0)
Silver	(0.3)	(0.2)	(1.6)	(0.7)

Total by-product sales
Molybdenum contained in concentrates	10.1	9.1	27.6	26.2
Zinc - refined and in concentrate	56.5	57.8	163.2	193.4
Silver	4.7	4.9	11.1	14.3

(1) The Peruvian operations purchased zinc products from IMMSA for resale to its customers.

At September 30, 2008, the Company has recorded provisionally priced sales of 120.5 million pounds of copper, at an average forward price of $2.89 per pound.  Also the Company has recorded provisionally priced sales of 4.6 million pounds of molybdenum at the September 30, 2008 market price of $32.25 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement, which will occur largely in the next seven months.  Please see Item 3. Quantitative and qualitative disclosures about market risk.

Operating Costs and Expenses.

Three months: Operating costs and expenses were $764.1 million in the third quarter of 2008 compared with $672.8 million in the third quarter of 2007.  The increase of $91.3 million was principally due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2008 was $645.8 million compared with $560.0 million in the comparable 2007 period.  The third quarter 2008 increase in cost of sales of $85.8 million was primarily attributable to the following: 1) $55.0 million of higher fuel and power cost, mainly in our Peruvian operations (the average unit cost for our power consumption increased by 63.5% in 2008, as escalation factors in our power purchase agreement increased with the higher cost of coal and other fuels). 2) an increase of $37.2 million for copper purchased to third parties to cover the decrease in production at Cananea, reduced by 3) a decrease in workers participation of $9.5 million, largely as a result of the strikes at Cananea and some of our other Mexican facilities.

Other factors that increased the cost of sales in the third quarter 2008 include $3.6 million of severance payments and $15.1 million of continuing cost at Cananea mine.

Nine months: Operating costs and expenses were $2,068.0 million in the first nine months of 2008 compared with $1,925.0 million in the first nine months of 2007.  The increase of $143.0 million was principally due to $127.9 million of higher cost of sales (exclusive of depreciation, amortization and depletion), $8.2 million of higher depreciation, amortization and depletion and $2.8 million of higher exploration expenses.

Cost of sales (exclusive of depreciation, amortization and depletion) for the first nine months ended September 30, 2008 was $1,716.8 million compared with $1,589.0 million in the comparable 2007 period.  The increase in cost of sales of $127.8 million in the first nine months of 2008 was primarily attributable to the following 1) higher fuel and power costs of $93.6 million, mostly related to our Peruvian operations and 2) higher labor costs and other production costs of $32.3 million, mainly in our Peruvian operations due new labor agreements and the appreciation of the nuevo sol, as well as escalation factors in the cost of materials.  Decreasing our 2008 nine months cost of sales include a decrease of $39.0 million in workers’ participation, attributable to the strikes at some of our Mexican operations.  In addition, other factors effecting the change in cost of sales in the nine month period include $14.4 million of severance payments and $54.2 million of continuing cost at Cananea mine.

Depreciation, amortization and depletion for the nine months ended September 30, 2008, were $248.3 million compared with $240.1 million in the comparable period of 2007.  The increase of $8.2 million is principally due to $9.2 million of higher depreciation at our Mexican open pit operations due to higher amortization of leach material and $4.5 million of higher depreciation at our Peruvian operations due to the capitalization of the Ilo smelter modernization and other capital projects, partially offset by a decrease of $3.2 million of lower depreciation at our IMMSA unit due to the end of mine development amortization in 2007 and $2.3 million of lower depreciation at our Mexican corporate office due to the change to rental offices.

Exploration expense for the nine months ended September 30, 2008 was $25.5 million compared with $22.7 million in the comparable period of 2007.  This increase of $2.8 million was due to $1.7 million in exploration expenses at our Peruvian operations and $1.1 million at our Mexican operations.

Non-Operating Income (Expense): Interest expense in the third quarter and first nine months of 2008 were 9.8% and 8.1% lower than the comparable 2007 periods.  This decrease is mainly the result of lower average debt levels in the periods.  In addition, the third quarter and nine months of 2008 periods include an additional charge of $2.7 million and $4.6 million, respectively, related to a loss on fair value of short term investments.

Interest income was $9.8 million and $39.4 million in the third quarter and the first nine months of 2008, compared to $23.5 million and $63.5 million in the comparable periods of 2007.  These decreases were principally the result of lower cash balances and lower average of interest rates earned.

The loss on derivative instruments were $13.6 million and $12.7 million in the third quarter and nine months of 2008, respectively, compared with a gain of $3.0 million and a loss of $73.7 million in the third quarter and first nine months of 2007, respectively.  These amounts consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss on short-term investments	$—	$1.6	$—	$(79.9)
(Loss) gain on exchange rate derivatives, US dollar/Mexican peso	(13.6)	1.4	(12.7)	7.5
Dual currency notes	—	—	—	(1.3)
Net (loss) gain	$(13.6)	$3.0	$(12.7)	$(73.7)

For additional information please see Note H “Derivative instruments” to the condensed consolidated financial statements.

Other income (expense) was an income of $23.8 million in the third quarter of 2008 compared to an expense of $5.5 million in the third quarter of 2007.  The increase of $29.3 million in the third quarter of 2008 was principally due to $26.3 million of gains on the sale of inactive properties in our Mexican operations, including an administrative office building in Mexico City.

Other income (expense) was an income of $23.9 million for the nine months of 2008 compared to income of $20.1 million in the nine months of 2007.  In the nine month period of 2008 other income and expenses includes $28.6 million of net gain on sale of inactive properties in our Mexican operations.

Income taxes: The income tax for the nine months ended September 30, 2008 and 2007 were $764.6 million and $881.2 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective tax rates for the 2008 and 2007 periods are 33.2% and 31.5%, respectively.  The estimated annual effective tax rate for 2008 is 33.7%, compared with 34.7% in 2007.  The decrease in the estimated annual effective tax rate is largely due to the incremental U.S. tax on dividend income in 2007.  The dividend income was eliminated in financial consolidation (book income) but was taxable in the U.S. at the difference between the 35% U.S. statutory rate and the effective rate of 28% on the dividend from the Mexican subsidiary.  In addition, the variability in the dollar relative to the Mexican peso and the Peruvian nuevo sol caused a decrease in the estimated effective tax rate.  Further, the inclusion of loss carryforwards of some of Minera Mexico’s subsidiaries in the Mexican tax calculation also contributed to the rate decrease.

On October 1, 2007, the Mexican government enacted a new tax law, which took effect on January 1, 2008.  The law introduced a flat tax, which replaced Mexico’s asset tax and applies to taxpaying entities along with Mexico’s regular income tax.  In general Mexican companies are subject to paying the greater of the flat tax or the income tax; the application of this rule resulted in a provision in the nine months of 2008 based upon the regular income tax calculation.  This tax law change did not have an effect on the Company’s nine months 2008 deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and a 17.5% tax rate in 2010 and the following years.  Although the flat tax is defined as minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and nine months periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$865.0	$1,028.8	$2,689.1	$2,698.8
Operating costs and expenses	(415.5)	(414.5)	(1,122.6)	(1,158.7)
Operating income	$449.5	$614.3	$1,566.5	$1,540.1

Three months:  Net sales in the third quarter of 2008 decreased by $163.8 million, to $865.0 million in the third quarter of 2008 compared with $1,028.8 million in the third quarter of 2007.  This decrease in net sales was the result of lower copper, molybdenum, silver and zinc sales volume and lower copper and zinc prices, partially offset by an increase in molybdenum and silver prices.  The lower copper sales volume was a result of lower production mainly at the Toquepala mine due to lower ore grades.  The lower molybdenum sales volume was mainly result of lower production at the Toquepala mine due to lower recoveries.  The lower zinc sales volume was due to lower purchases from IMMSA due to the strikes at the San Martin and Taxco mines.  Net sales in the third quarter of 2008 also includes a gain on copper derivative instruments of $36.3 million compared with a loss on copper derivative instruments of $0.2 million in the same period of 2007.

Operating costs and expenses in the third quarter of 2008 increased by $1.0 million to $415.5 million from $414.5 million in the third quarter of 2007, principally due to $1.4 million of higher depreciation, amortization and depletion and $0.8 million of higher selling, general and administrative partially offset by $1.2 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Depreciation, amortization and depletion in the third quarter of 2008 was $28.8 million compared with $27.4 million in the third quarter of 2007.  The increase of $1.4 million is due to the capitalization of the modernized Ilo smelter and other capital projects.  Selling, general and administrative in the third quarter 2008 was $9.8 million compared with $9.0 million in the third quarter of 2007.  The increase of $0.8 million was due to higher tax on financial transaction and higher labor cost.  Cost of sales (exclusive of depreciation, amortization and depletion) for the three months ended September 30, 2008 was $372.8 million compared to $374.0 million in the same period of 2007.  The principal elements of cost of sales, creating this change, include the following, $59.2 million of lower metal purchases mainly from IMMSA due to strikes at some of its mines, and $3.1 million of lower workers participation due to lower income, partially offset by increases in production cost of $8.1 million in salaries due to the new labor agreements and the appreciation of the Nuevo sol, $45.2 million of higher power and fuel cost as escalation factors based on cost of coal and other fuels increased our principal power supply contracts and $10.8 million in explosives, tires and other operating material.

Nine months: Net sales in the nine months ended September 30, 2008 decreased by $9.7 million to $2,689.1 million from $2,698.8 million in the nine months of 2007.  The decrease in net sales in the 2008 period was a result of lower copper, molybdenum, silver and zinc sales due to lower production partially offset by higher prices of all of our products except zinc.  The decrease in net sales value was also partially offset due to a change in copper product mix.  In the nine months of 2008, we sold higher refined copper in place of concentrates, as a result of the Ilo smelter operating at full capacity in the 2008 period.  Net sales in the nine months of 2008 also includes a gain on copper derivative instruments of $42.1 million compared with a gain on copper derivative instruments of $1.5 million in the same period of 2007.

Operating costs and expenses in the nine months of 2008 decreased by $36.1 million to $1,122.6 million from $1,158.7 million in the nine months of 2007, principally due to lower cost of sales and higher depreciation, amortization and depletion.  Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months ended September 30, 2008 was $992.0 million compared to $1,036.4 million in the same period of 2007.  The decrease of $44.4 million between the first nine months of 2008 and 2007, is mainly due to $221.4 million of lower metal purchased mainly from IMMSA, partially offset by higher production cost in 2008 of $174.7 million, which includes increases of $31.9 million in salaries, $106.8 million of fuel and power, and $36.0 million of explosives, tires and other operating material.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$501.7	$481.3	$1,439.5	$1,831.2
Operating costs and expenses	(265.9)	(224.0)	(763.9)	(732.2)
Operating income	$235.8	$257.3	$675.6	$1,099.0

Net sales in the third quarter and first nine months of 2008 increased by $20.4 million and decreased by $391.7 million, respectively, compared with the same periods in 2007.  The increase in the third quarter 2008 was due to higher molybdenum and silver sales volume and prices, partially reduced by lower copper sales volume and prices.  The decrease in the nine months period of 2008 was principally the effect of the lower production and sale of copper, molybdenum and silver from the Cananea mine due to the strike.

Operating costs and expenses in the third quarter of 2008 increased by $41.9 million to $265.9 million from $224.0 million in the third quarter of 2007, principally due to higher cost of sales and higher depreciation, amortization and depletion mainly due to higher amortization of capitalized leach material.  Cost of sales (exclusive of depreciation, amortization and depletion) increased $36.5 million to $207.8 million from $171.3 million in 2007.  The increase in cost of sales was mainly due to higher metals purchased of $39.0 million to cover the lost production at the Cananea mine due to the ongoing strike.

Other factors that increased cost of sales in the 2008 period include $3.6 million of severance payments and $15.1 million of continuing cost at Cananea mine.

Operating costs and expenses in the first nine months of 2008 increased by $31.7 million to $763.9 million from $732.2 million in the same period of 2007, principally due to higher cost of sales of $22.8 million and higher depreciation, amortization and depletion of $9.2 million mainly due to higher amortization of capitalized leach material.

Cost of sales (exclusive of depreciation, amortization and depletion) in the first nine months of 2008 increased $22.8 million to $591.8 million from $569.0 million in 2007.  The principal elements of cost of sales, creating the change between the first nine months of 2008 and 2007, include the following, 1) $84.8 million of increased metal purchases to cover the lost production at the Cananea mine due to the ongoing strike, 2) $14.4 million of severance payments and 3) $54.2 million of continuing cost at Cananea mine, partially offset by 1) $64.2 million of lower production cost, 2) $36.9 million of lower workers participation, 3) $10.6 million of lower sales expenses and 4) $18.5 million of increase in metal inventory.  These changes in costs were primarily attributable to a decrease in production as a result of the Cananea strike.

In addition, other factors effecting the change in cost of sales in the nine month period include $14.4 million of severance payments and $54.2 million of continuing cost at Cananea mine.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three month and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$126.7	$178.5	$451.9	$542.8
Operating costs and expenses	(133.6)	(114.7)	(359.5)	(321.3)
Operating income	$(6.9)	$63.8	$92.4	$221.5

Net sales in the third quarter and first nine months of 2008 decreased by $51.8 million and $90.9 million compared with the same periods of 2007.  These decreases in net sales in the third quarter and first nine months of 2008 were principally due to lower sales volume of zinc and silver in both periods and also lower copper sales volume in the third quarter of 2008.  These volume decreases are due to the strikes at the San Martin and Taxco mines in both periods and were partially offset by higher copper and silver prices in the nine months 2008.  Zinc prices also decreased in both 2008 periods compared to the 2007 periods.

Operating costs and expenses in the third quarter of 2008 increased by $18.9 million to $133.6 million compared with $114.7 million in the third quarter of 2007. This decrease was principally due to higher cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) increased $20.3 million to $116.7 million from $96.4 million in 2007.  The increase in cost of sales was mainly due to higher metals purchased of $27.7 million to cover the lost production at the Taxco and San Martin mines due to the ongoing strikes and $10.1 million of higher production cost, partially offset by lower workers participation of $6.7 million and $2.2 million currency translation gain effect due to the depreciation of the Mexican peso.

Operating cost and expenses in the first nine months of 2008, increased by $38.2 million to $359.5 million from $321.3 million in the first nine months of 2007.  This increase was principally due to higher cost of sales.  Cost of sales (excluding depreciation, amortization and depletion) increased by $42.8 million to $311.3 million from $268.5 million in the first nine months of 2007.  The increase in cost of sales is mainly due to $70.1 million of higher metal purchases, partially offset by $13.4 million of lower workers participation and $27.6 million of an insurance reimbursement related to repair expenses incurred in 2007 at the Nueva Rosita mine accident.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note N of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Variance	2008	2007	Variance
Net cash provided from operating activities	$696.9	$728.3	$31.4	$1,606.9	$1,926.0	$319.1
Net cash used for investing activities	$(65.8)	$(65.7)	$(0.1)	$(223.8)	$(333.4)	$109.6
Net cash used for financing activities	$(574.3)	$(473.4)	$(100.9)	$(1,648.2)	$(1,423.6)	$(224.6)

Three months:

The decrease of $31.4 million in the third quarter of 2008 cash provided from operating activities was due to the reduction of $210.0 million in net earnings and a reduction of $53.6 million on adjustments to reconcile earnings to cash reduced by a $232.2 million of decrease in working capital.  The reduction in earnings was primarily due to the Cananea strike.

In the third quarter 2008, our earnings were $417.8 million, approximately 60.0% of the net operating cash flow.  Significant items deducted to arrive to operating cash flow included, a gain on sale of investment of $26.3 million, $20.5 million of unrealized gain on derivative instruments and a foreign currency translation gain of $15.5 million.  Depreciation, amortization and depletion of $83.9 million were added to operating cash flow.  Additionally, a decrease in working capital increased operating cash flow by $247.9 million.

In the third quarter 2007, our earnings were $627.8 million, approximately 86.2% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $81.5 million, and $13.8 million of loss in short term investment, which positively increased operating cash flow and, $12.8 million of unrealized gain on derivative instruments and $5.9 million of capitalized leachable material, which lowered our operating cash flow.  Additionally, a decrease in working capital increased operating cash flow by $15.7 million.

Net cash used in investing activities in the third quarter of 2008 included $134.2 million for capital expenditures.  The capital expenditures included $86.5 million of investments at our Peruvian operations, $7.0 million for the Toquepala and Cuajone expansion, $35.3 million for the Tia Maria project, $12.3 million for the tailings disposal at Quebrada Honda and $31.9 million for various other replacement expenditures.  In addition, we spent $47.7 million for replacement assets at our Mexican operations, $29.9 million of which was at our Mexican open pit operations, $11.6 million at our IMMSA unit and $6.2 million for an administrative office in Mexico City.  The third quarter 2008 cash from investing activities also includes proceeds of $55.4 million from the sale of property by our Mexican operations.

In the third quarter of 2007, net cash used for investing activities included $72.1 million used for capital expenditures, and proceeds of $6.2 million received on the redemption of bonds with a face value of $20.0 million.  The capital expenditures included investments at our Peruvian operations of $24.5 million which included $12.7 million for four Komatzu trucks, $2.7 million for a new ball mill in the Cuajone concentrator, $4.4 million for the tailing disposal project, $1.9 million for the new

PLS dams at Huanaquera project and $2.8 million for various other replacement expenditures.  In addition, we spent $47.6 million for replacement assets at our Mexican operations, including, $9.6 million for the leach ore crushing, transportation and stacking system project at Cananea, $3.4 million for the gas handling system at the La Caridad smelter, $1.8 million for the PLS dams and leaching system at Cananea, $25.0 million for various other replacement expenditures at our Mexican open pit operations, $7.3 million for our IMMSA unit and $0.5 million for our Mexican corporate office.

Net cash used in financing activities in the third quarter of 2008 was $574.3 million, compared with $473.4 million in the third quarter of 2007.  The third quarter of 2008 includes a dividend distribution of $503.5 million, compared with a distribution of $471.1 million in the third quarter of 2007.  In addition, in the third quarter of 2008 we purchased 3.3 million shares of our common stock at a cost of $68.5 million.

Nine months:

In the nine months of 2008, our earnings were $1,531.3 million, approximately 95.3% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $248.3 million and which positively increased operating cash flow and $10.3 million of deferred income tax, $28.6 million of net gain on sale of property and $18.4 million of unrealized gain on derivative instruments, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $132.4 million.

In the nine months of 2007, our earnings were $1,905.5 million, approximately 98.9% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $240.1 million, $59.1 million of deferred income tax, $46.8 million of unrealized loss on derivative instruments and $43.2 million of loss in short term investment, which positively increased operating cash flow and $45.9 million of capitalized leachable material, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $335.1 million.

Net cash used in investing activities in the nine months of 2008 included $314.9 million for capital expenditures.  The capital expenditures included $167.9 million of investments at our Peruvian operations, $7.0 million for the Toquepala and Cuajone expansions, $78.9 million for the Tia Maria project, $15.8 million for the tailings disposal at Quebrada Honda and $66.2 million for various other replacement expenditures.  In addition, we spent $147.0 million for replacement assets at our Mexican operations, $107.9 million of which was for our Mexican open pit operations, $30.9 million for our IMMSA unit and $8.3 million for the Mexican administrative office.

Net cash used in investing activities in the nine months of 2007 included $251.1 million for capital expenditures, $100.0 million for the purchase of short-term investments and proceeds of $16.8 million received for the redemption of short-term investments.  The capital expenditures included investments at our Peruvian operations of $104.9 million, including, $21.0 million for the Ilo smelter modernization project, $13.5 million for four Komatzu trucks, $3.9 million for a new ball mill at the Cuajone concentrator, $10.8 million for the tailing disposal project, $9.0 million for the new PLS dams at Huanaquera project and $46.7 million for various other replacement expenditures.  In addition, we spent $146.2 million for replacement assets at our Mexican operations, including, $10.6 million of which for the leachable ore crushing, transportation and stacking system project at Cananea, $4.1 million for the PLS dams and leaching system project at Cananea, $9.6 million for the gas handling system in the smelter at La Caridad and $77.8 million for various other replacement expenditures at our Mexican open pit operations, $16.8 million at our IMMSA unit and $27.3 million for our Mexican corporate office.

Net cash used in financing activities in the first nine months of 2008 was $1,648.2 million, compared with $1,423.6 million in the same period of 2007.  The first nine months of 2008 includes a dividend distribution of $1,416.4 million, compared with a distribution of $1,413.4 million in the same period of 2007.  The first nine months of 2008 also includes a debt repayment of $155.0 million and the acquisition of 3.3 million of treasury shares at a cost of $68.5 million.

LIQUIDITY AND CAPITAL RESOURCES

On September 5, 2008, we paid a quarterly dividend of $0.57 per share, totaling $503.5 million. On October 31, 2008, we announced a dividend of $0.34 per share to be paid on December 5, 2008 to shareholders of record as of November 18, 2008.

Pursuant to the $300 million share repurchase program authorized by the Company’s Board of Directors in the first quarter of 2008, in the third quarter of 2008 we purchased 3.3 million shares of our common stock at a cost of $68.5 million.  These shares will be available for general corporate purposes.  On October 31, 2008 we announced that the Board of Directors approved an increase in our share repurchase program from $300 million to $500 million.  We may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

During October 2008, we have purchased 9.1 million shares of our common stock at a cost of $115.1 million under the share repurchase program.  With these purchases we have purchased, under this program, a total of 12.4 million shares at a cost of $183.6 million with an average cost of $14.79 per share.

As a result of the repurchase of SCC common shares the indirect ownership of Grupo Mexico has increased from 75.1% to 75.4% at September 30, 2008.  Purchases of common shares subsequent to September 30, 2008 have further increased the ownership percentage of Grupo Mexico to 76.2%.

On October 31, 2008, the Company announced that the Board of Directors’ Audit Committee and the Independent Directors approved the sale of 350 million shares of Grupo Mexico, owned by Minera Mexico, for several years as an asset of such Minera Mexico’s employee benefit plan.  The purchase price per share in the transaction will be the market price.

On April 1, 2008 we paid $150.0 million of the remaining balance of our series A Yankee bonds.  With this payment, the series A Yankee bonds were fully repaid.

One of our strengths is the cash position, which at September 30, 2008 is in excess of $1.1 billion.  We expect that we will meet our cash requirements for 2008 and beyond from internally generated funds, cash on hand and from additional external financing, if required.  At September 30, 2008, our debt as a percentage of total capitalization (the total of debt, minority interest and stockholders’ equity) was 24.9% as compared with 27.3% at December 31, 2007.  At September 30, 2008, our cash and cash equivalents amounted to $1,175.6 million compared to $1,409.3 million at December 31, 2007.

As a regular part of control and safeguards our Risk and Cash Management Committee regularly reviews the safety of our cash position with particular emphasis on risks.  This committee is comprised of members of senior management. We believe that the Company’s cash positions at September 30, 2008 are maintained in low risk and quality financial instruments with financially solvent institutions.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended September 30,
	2008		2007
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive depreciation, amortization and depletion) - GAAP	$645.8	222.4	$560.0	194.6
Add:
Selling, general and administrative expenses	25.9	8.9	23.6	8.2
Treatment and refining charges	2.0	0.7	11.7	4.1
By-products revenue (1)	(536.0)	(184.6)	(484.1)	(168.3)
Less:
Workers’ participation	(75.6)	(26.0)	(84.9)	(29.5)
Royalty charge and other	20.7	7.1	(71.9)	(25.0)
Inventory change	(30.5)	(10.5)	(18.8)	(6.5)
Operating cash cost	52.3	18.0	$(64.4)	(22.4)

Add by-product revenue	536.0	184.6	484.1	168.3

Operating cash cost, without by-product revenue	$588.3	202.6	$419.7	145.9

Total pounds of copper produced and purchased (in millions)	290.4		287.7

(1)      Includes net by-product sales revenue and premiums on sales of refined products.

	Nine Months Ended September 30,
	2008		2007
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) - GAAP	$1,716.8	202.8	$1,589.0	156.8
Add:
Selling, general and administrative expenses	77.3	9.1	73.3	7.2
Treatment and refining charges	29.8	3.5	47.2	4.7
By-products revenue (1)	(1,485.2)	(175.4)	(1,452.7)	(143.3)
Less:
Workers’ participation	(219.0)	(25.9)	(258.0)	(25.5)
Royalty charge and other	(95.8)	(11.3)	(111.3)	(11.0)
Inventory change	9.9	1.2	7.6	0.7
Operating cash cost	$33.8	4.0	$(104.9)	(10.4)

Add by-product revenue	1,485.2	175.4	1,452.7	143.3

Operating cash cost, without by-product revenue	1,519.0	179.4	$1,347.8	132.9

Total pounds of copper produced and purchased (in millions)	846.7		1,013.5

(1)      Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see note O to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at September 30, 2008, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.6 million annually.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs metal price sensitivity factors would indicate the following change in estimated 2008 net earnings resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver - per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$6.6	$22.1	$1.3	$8.4

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

In the first nine months of 2008, we entered into copper collar and swap contracts to protect a portion of our 2008 sales of copper production.  As a result, we recorded a realized gain of $18.5 million and $29.2 million in the third quarter and first nine months of 2008, respectively, compared with a loss of $0.3 million and a gain of $3.0 million in the third quarter and first nine months of 2007, respectively.  These gains loss were recorded in net sales in the condensed consolidated statement of earnings and in accounts receivable other in the condensed consolidated balance sheet.

At September 30, 2008 we have copper collar contracts to protect 66.1 million pounds of copper production for the October-December 2008 period at weighted average minimum and maximum LME prices of $3.40 per pound and $4.23 per pound, respectively.  If the LME price falls below the minimum price, we will be paid the difference between the minimum price and the actual price.  If the LME price exceeds the maximum price, we will pay the difference between the maximum price and the actual price.  Related to the fair value of these copper derivative contracts we recorded an unrealized gain of $33.7 million at the end of September 2008.  This gain was recorded in net sales in the condensed consolidated statement of earnings and in accounts receivable other in the condensed consolidated balance sheet.

Gas swaps:

In 2008 and 2007 the Company entered into gas swap contracts to protect part of its gas consumptions as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Gas volume (MMBTUs)	305,000	-	305,000	900,000
Fixed price	8.2175	-	8.2175	7.5250
Gain (loss) (in million)	$(0.7)	-	$(0.7)	$(0.9)

The gains (losses) obtained were charged to production cost. As of September 30, 2008 the Company holds a gas swap contract to protect 155,000 MMBTUs of our gas consumption with a fixed price of $8.2175 per MMBTU for the month of October 2008.  Related to the settlement of this gas swap contract the Company recorded an unrealized loss of $0.4 million in the third quarter of 2008 which was included in the $0.7 million reported in the table above.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At September 30, 2008, we held two types of exchange rate derivative contracts:

In the first type of exchange rate derivative contract, if the exchange rate settles at or below the barrier price, we do not sell US dollars, if the exchange rate settles above the barrier price and below the strike price established in the contract, we sell the underlying amount of US dollars settling in the week at the strike price.  If the exchange rate settles above the strike price established in the contract, we sell double the notional amount of US dollars settling in the week at the strike price established in the contract.  At September 30, 2008, we held the following contracts of this type:

Notional Amount	Underlying amount	Due Date, Weekly expiration during	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
(millions)	(millions)
$15.0	$1.25	4th Quarter 2008	11.32	10.60
$30.0	$1.25	1st Quarter 2009	11.25	10.60

In the second type of exchange rate derivative contract, if the exchange rate is less than or equal to the strike price, we sell US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain for us.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted in the first contract and 500 cents per dollar transacted in the second and third contract.  If the exchange rate is above the strike price, we sell dollars in an amount equal to two times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.  At September 30, 2008, we held the following contracts of this type:

Notional Amount	Underlying amount	Expiration Period	Due Date	Strike Price (Mexican Pesos/ U.S. Dollars)
(millions)	(millions)
$7.5	$2.5	Monthly	October 10, 2008 through December 11, 2008	10.80
$15.0	$2.5	Monthly	January 13, 2009 through June 11, 2009	10.59
$10.0	$2.5	Weekly	October 03, 2008 through October 24, 2008	10.80
$107.5	$2.5	Weekly	October 31, 2008 through August 21, 2009	10.53

In the third quarter and first nine months of 2008 the exercise of some of these zero-cost derivative contracts resulted in gains of $1.1 million and $2.1 million, respectively, compared with gains of $1.9 million and $6.0 million in the third quarter and first nine months of 2007, respectively, which were recorded as gain on derivative instruments in the condensed consolidated statement of earnings.

At September 30, 2008, the fair value of the above listed exchange rate derivative contracts is a loss of $14.8 million which was recorded as loss on derivative instruments in the condensed consolidated statement of earnings.  Each notional amount includes a group of weekly transactions that have the same strike and barrier price.

The two exchange derivative contracts of the second type held at June 30, 2008 was cancelled in the third quarter of 2008 and we recognized a gain of $0.7 million, which is included in $1.1 million and $2.1 million noted above.

The $53.0 million exchange derivative contract held at December 31, 2007 was cancelled in the first quarter 2008 and we recognized a gain of $0.3 million, which is included in the $2.1 million noted above.

Short-term Investment:

The balance of short-term investments was as follows (in millions):

Investment	As of September 30,	As of December 31,
	2008	2007
Short-term investment in securities issued by public companies with a weighted average interest rate of 2.95%.	$83.0	$117.9

Short-term investments in securities consist of trading securities issued by public companies.  Each security is independent of the others.

In the third quarter and nine months of 2008, we earned interest of $0.8 million and $3.4 million, respectively, related to these investments which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the third quarter and first nine months of 2008, we redeemed $11.8 million and $30.3 million, respectively, of these investments.

At September 30, 2008 the mark to market adjustment of these investments was a loss of $2.7 million which was recorded as interest expense in the condensed consolidated statement of earnings.

Continuing economic instability:

As a result of the world’s economic crisis, certain of our assets positions and derivative contracts have been affected, as follows:

Short term investments:

As of October 31, 2008 a further mark-to-market adjustment of these investments would generate an additional loss of $1.7 million.

Accounts receivable - Provisional sales:

In the month of October, 2008 the market prices of copper and molybdenum declined from September 30, 2008, and also forecast copper prices used to value provisionally priced copper sales declined. Based on these updated prices the value of provisionally priced sales and accounts receivable would have declined by approximately, $137.6 million.

Derivative instruments

Copper collar contracts:

As the copper market price continued to decrease in October, the open copper derivative contracts have continued to appreciate in value. A valuation, based on October 31, 2008, generated an additional gain of $60.1 million.

Exchange rate derivatives, US dollar / Mexican peso:

At October 31, 2008 the Mexican peso exchange rate increased from 10.79 Mexican pesos per dollar to 12.91 Mexican pesos per dollar.  Therefore, the fair value of the open positions at September 30, 2008 would have increased the unrealized loss by $48.3 million.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and its subsidiaries as of September 30, 2008, and the related condensed consolidated statements of earnings for each of the nine-month periods ended September 30, 2008 and September 30, 2007 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers S.C.

Mexico, D.F.

November 6, 2008

PART II - OTHER INFORMATION

Item 1. - Legal Procedures

The information provided in Note M to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

Set forth below are certain changes from the risk factors previously disclosed in SCC’s Form 10-K for the year ended December 31, 2007 filed on February 29, 2008 with the Securities and Exchange Commission.

General Risks Relating to Our Business

We may be adversely affected by labor disputes.

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 542 days of inactivity.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours. The workers partially returned to work and the Company resumed operations. However, on April 11, 2008 the workers restarted the labor stoppage and shut down production, based upon a new federal ruling. On September 4, 2008, the Fourth Labor District Judge granted the Company the right for a new revision regarding a ruling by the Federal Labor court which will issue a new decision.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, hence in the second quarter 2008, the Board of Directors decided to offer all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During the second and third quarter of 2008, a group of employees was liquidated at a cost to the Company of $14.4 million, which was recorded in cost of sales on the condensed consolidated statement of earnings.  In accordance with SFAS No. 112, the Company has estimated a liability of $48.4 million which have been recorded on the condensed consolidated balance sheet.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.

Additionally, our Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.  However, the Company believes that the strike activity will not result in an impairment of assets.

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver.   LME copper prices declined from $3.98 per pound at June 30, 2008 to $2.91 per pound at September 30, 2008, and further to $1.81 per pound at October 31, 2008.  A continued decline in metals prices and, in particular, copper or molybdenum prices, could have an adverse impact on our results of operations and financial condition, and we might, in very adverse market conditions, consider curtailing or modifying certain of our mining and processing operations and slowing down or postponing our announced capital investment programs.

Our results and financial condition are affected by global and local market conditions.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition.  The global economic recession and credit crisis in the financial markets may prompt banks to limit or deny lending to us or to our customers, which may have an adverse effect on our liquidity and on our ability to carry out our announced capital investment programs.  Additionally, the global economic recession and credit crisis may prompt our customers to slow down or reduce the purchase of our products.  A change in the demand of our products could impact our results of operations and financial condition.

Item 6. - Exhibits

Exhibit No.	Description of Exhibit

15.	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

November 5, 2008

/s/ Genaro Guerrero
Genaro Guerrero
Vice President Finance and Chief Financial Officer

November 5, 2008

SOUTHERN COPPER CORPORATION

List of Exhibits

Exhibit No.	Description of Exhibit

15.	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.