Form 10-K
period 2008-12-31
SOUTHERN COPPER CORP/
filed 2009-03-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Tatum Blvd., Suite 2500, Phoenix, AZ	85028
(Address of principal executive offices)	(Zip code)

(602) 494-5328

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange Lima Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes ☐   No ☒

As of January 31, 2009, there were of record 853,825,000 shares of Common Stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $2,481.7 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2009 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 177 through 178

Southern Copper Corporation

PART I

Item 1. Business:

THE COMPANY

Southern Copper Corporation is one of the largest integrated copper producers in the world.  We produce copper, molybdenum, zinc and silver.  All of our mining, smelting and refining facilities are located in Peru and in Mexico and we conduct exploration activities in those countries and Chile.  See Item 2 Properties, “Review of Operations” for maps of our principal mines, smelting facilities and refineries.  Our operations make us one of the largest mining companies in Peru and also in Mexico.  We are one the largest copper mining companies in the world with significant copper reserves.  We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960.  Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce anode copper; and the refining of anode copper to produce copper cathodes.  As part of this production process, we also produce significant amounts of molybdenum concentrate and refined silver.  We also produce refined copper using SX/EW technology.  We operate the Toquepala and Cuajone mines high in the Andes Mountains, approximately 860 kilometers southeast of the city of Lima, Peru.  We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

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

The sales prices for our products are largely determined by market forces outside of our control. Our management, therefore, focuses on cost control and production enhancement to remain profitable.  We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our focus is on seeking to remain profitable during periods of low copper prices and maximizing results in periods of high copper prices.  For additional information on the sale prices of the metals we produce, please see “Metal prices.”

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure starting with our controlling stockholder as of December 31, 2008.  For clarity of presentation, the chart identifies only principal subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  Through its wholly-owned subsidiaries, Grupo Mexico as of December 31, 2008 owns approximately 79.0% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch” or “Peruvian Branch”).  The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru.  The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa.  It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru.  Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares, formerly known as labor shares (See Note 13 “Minority interest” of our consolidated financial statements).

On April 1, 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i)the Mexcobre unit (ii) the Cananea unit and (iii) the IMMSA unit.  We own 99.95% of Minera Mexico.

In 2008, in accordance with our approved $500 million share repurchase plan, we repurchased 28.5 million of our common shares.  In addition, in 2008 AMC purchased approximately 11.8 million shares of our common shares.   As a result of these transactions Grupo Mexico’s ownership of our capital stock increased to 79.0%. In 2009, through February 23, we purchased an additional 2.7 million shares of our common shares and AMC purchased 2.2 million shares of our common shares. As a result, as of February 23, 2009 Grupo Mexico’s ownership of our capital stock increased to 79.5%. Please see Note 22 “Subsequent Events”.

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

Our Internet address is www.southerncoppercorp.com.  Commencing with the Form 8-K dated March 14, 2003, we have made available free of charge on this internet address our annual, quarterly and current reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  Our web page includes the Corporate Governance guidelines and the charters of our most significant Board Committees.  However, the information found on our website is not part of this or any other report.

CAUTIONARY STATEMENT

Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures, including taxes, as well as projected demand or supply for the Company’s products.  Actual results could differ materially depending upon factors including the risks and uncertainties relating to general U.S. and international economic and political conditions, the cyclical and volatile prices of copper, other commodities and supplies, including fuel and electricity, availability of materials, insurance coverage, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, water and geological problems, the failure of equipment or processes to operate in accordance with specifications, failure to obtain financial assurance to meet closure and remediation obligations, labor relations, litigation and environmental risks, as well as political and economic risk associated with foreign operations.  Results of operations are directly affected by metals prices on commodity exchanges, which can be volatile.

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

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in late 2003 and copper prices continued to improve into the third quarter of 2008, from the 15-year price lows set during 2002.  However, late in the third quarter of 2008 the price of copper along with many of the world’s principal commodities weakened and began a decline that continues to date.

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

Intersegment sales are based on arm’s-length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by the Company are:

1.               Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines. Sales of its products are recorded as revenue of our Peruvian mines. The Peruvian operations produce copper, with production of by-product molybdenum, silver and other material.

2.               Mexican open pit operations, which include La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.  Sales of its products are recorded as revenue of our Mexican mines.  The Mexican open pit operations produce copper, with production of by-products of molybdenum, silver and other material.

3.               Mexican underground mining operations include five underground mines that produce zinc, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.  This group is identified as the IMMSA unit and sales of its products are recorded as revenue of the IMMSA unit.

Financial information is regularly prepared for each of the three segments and the results are reported to the Chief Operating Officer on the segment basis.  The Chief Operating Officer focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.  These are common measures in the mining industry.

Segment information is included in Item 2 under the captions “Metal Production by Segments” and “Ore Reserves.”  More information on business segment and segment financial information are included in Note 20 of our consolidated financial statements.

CAPITAL EXPANSION PROGRAM

For a description of our Capital Expansion Program see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Expansion Program.”

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico and Chile.  We also conduct exploration in the areas of our current mining operations.  We invested $37.0 million on exploration programs in 2008, $40.2 million in 2007 and $22.7 million in 2006.  In view of the uncertain economic conditions and the low metal prices we have reduced our budgeted 2009 exploration expenditures to $22.7 million.

Currently in Peru, we have direct control of 194,190 hectares of mineral rights.  In Mexico, we hold 347,734 hectares of exploration concessions.  We also hold 35,958 hectares of exploration concessions in Chile.

Peru

Los Chancas.  The Los Chancas project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit.

As a result of the pre-feasibility studies and after the preliminary design of the pit, estimates show 355 million tons of mineralized material with a copper content of 0.62%, 0.05% of molybdenum and 0.039 grams of gold per ton.  In the last quarter of 2008 additional studies were started as well as a diamond drilling program for additional 35,000 meters, in order to define the extent of the deposit.  Also a bidding process is under way for a feasibility study to be developed in 2009.

Tantahuatay.  The Tantahuatay project is located in the department of Cajamarca in northern Peru.  The exploration work conducted in 2008 was intended to evaluate the upper part of the deposit mainly for gold recovery.  Work to date indicates 27.1 million tons of mineralized material, with an average silver content of 13.0 grams per ton and 0.89 grams of gold per ton.  In 2008 we continued with the feasibility study and with our efforts to resolve the social and environmental concerns of communities near the project.  We have a 44.25% share in this project.

Other Peruvian Prospects

In 2008 we conducted a total of 32,551.90 meters of diamond drilling in the area surrounding the Tia Maria Project as well as regional exploration conducted mainly in the Ayacucho Region.  For 2009 the exploration program will be focused in central and southern Peru with defined projects in the Tacna and Ayacucho regions and we will continue with prospecting programs in the different mineralized strips.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  The following are some of the more significant exploration projects:

El Arco.  The El Arco site is located in the state of Baja California in Mexico.  Preliminary investigations of the El Arco site indicate a deposit of 846 million tons of mineralized material with average copper grades of 0.51% and 0.14 grams of gold per ton, and 170 million tons of leach mineralized materials with average copper grades of 0.56%.  In 2008, we have continued the process of identifying water sources for a leaching operation.  Production wells will be tested to determine the water potential of this area.  Also, five diamond drill holes have been drilled to a depth of 600 meters.  The drilling indicates mineralized material, with 0.50%-0.70% copper mineralization extending 270 meters below the previously known mineralization.

Angangueo.  The Angangueo site is located in the state of Michoacán in Mexico.  A deposit of 13 million tons of mineralized material has been identified with diamond drilling.  Testing indicates that the deposit contains mineralized material containing 0.16 grams of gold and 262 grams of silver per ton, and is comprised of 0.79% lead, 0.97% copper and 3.5% zinc.  During 2005, we received the approval for our environmental impact study and we are in the process of obtaining land use approval.  During 2008, we have continued negotiating with the state of Michoacan to purchase various properties essential to the operation.  In addition, a feasibility study was commissioned; the results are expected to be available by the end of first quarter 2009.

Buenavista.  The Buenavista project site is located in the state of Sonora in Mexico, adjacent to the Cananea ore body.  Drilling and metallurgical studies have shown that the site contains 36 million tons of mineralized material containing 29 grams of silver, 0.69% of copper and 3.3% of zinc per ton.  A new “scoping level” study indicates that Buenavista may be an economical deposit.  During 2007, 2,100 meters were drilled to upgrade the mineralized material and to acquire material for metallurgical testing.  Results confirm the previous geologic interpretation of the mineralized areas.  Due to the Cananea strike no work was performed in 2008.

Carbon Coahuila.  In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant.  During 2007 along with 5,767 meters of drilling, 23 million tons of mineralized coal resources were identified at our Nueva Rosita No. 16 concession.  Due to changed priorities, no work was done on this project in 2008.

The Chalchihuites.  The Chalchihuites project is located in the state of Zacatecas.  It is a contact deposit with mixed oxides and sulfides of lead, copper, zinc and silver.  A drilling program, in the late nineties, defined 16 million tons of mineralized material containing 95 grams of silver, 0.36% lead, 0.69% copper and 3.08% zinc per ton.  Preliminary metallurgical testing indicates a leaching precipitating-flotation recovery process that can be applied to this ore.  Due to other priorities only the diamond drilling for metallurgical testing was performed in 2008.

Sierra de Lobos.  This project is located southwest of the city of Leon, Guanajuato.  Our target is a copper and zinc deposit with grades between 0.5% and 1.0% copper and between 5% and 7% zinc including a small contribution of gold and silver.  In 2008, 1,636 meters were drilled.  Results confirm the presence of copper and zinc mineralization, but an economic deposit has not yet been identified.

Pilares.  During 2008, we bought Freeport-McMoran’s 49% interest in Minera Pilares,S.A. de C.V. (“Minera Pilares”), giving us 100% ownership.  Minera Pilares is located in the state of Sonora, ten kilometers from the town of Nacozari de Garcia.  The work to clear and prepare the access to the Porvenir tunnel started at the end of 2008.  Calculations using Mine-Sight software indicated 52.9 million tons of mineralized material, with 0.92% copper content.

Chile

El Salado.  The El Salado prospect, located in the Atacama Region, corresponds to a copper-gold ore body which includes the Diego de Almeida sector.  During 2008 a total of 3,232 meters of diamond drilling was performed which is expected to continue in 2009.

Other Chilean Prospects.  During 2008 we continued with the exploration of Resguardo, (gold and copper veins) located in northern Chile (Region III-Atacama), with 3,729 meters of diamond drilling.  We also performed 1,000 meters of diamond drilling at the Ticnamar prospect located in northern Chile (Region I-Tarapaca).  Ticnamar is a porphiric deposit of copper and molybdenum.  The exploration program for 2009 mainly contemplates continuing with the diamond drilling at El Salado, Resguardo and Ticnamar and to obtain the necessary permits to continue with the exploration of the gold-silver Catanave prospect.

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

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 90% of our metal production for the year 2008, 2007 and 2006, was sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period according to the terms of the contract.

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

For additional information on sales please see Revenue recognition on Note 2 “Summary of significant accounting policies” and Note 20 “Segments” of our consolidated financial statements.

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on the Commodities Exchange, or COMEX, in New York and the London Metal Exchange or LME, the two most important metal exchanges in the world.  Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week.  Our contract prices also reflect any negotiated premiums and the costs of freight and other factors.  From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions.  We have entered into copper swaps and collar contracts in 2008, 2007 and 2006, and into zinc swap contracts in 2006.  At December 31, 2008 we did not have any copper or zinc swap contracts outstanding.  For a further discussion of derivative instruments see “Item 7 Quantitative and Qualitative Discussion about Market Risk”.  For a further discussion of prices for our products, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Metal Prices.”

The table below shows the high, low and average COMEX and LME copper prices during the last 15 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
1994	1.40	0.78	1.07	1.40	0.78	1.05
1995	1.44	1.30	1.37	1.47	1.23	1.33
1996	1.31	0.86	1.06	1.29	0.83	1.04
1997	1.23	0.76	1.04	1.23	0.77	1.03
1998	0.86	0.64	0.75	0.85	0.65	0.75
1999	0.85	0.61	0.72	0.84	0.61	0.71
2000	0.93	0.74	0.84	0.91	0.73	0.82
2001	0.87	0.60	0.73	0.83	0.60	0.72
2002	0.78	0.65	0.72	0.77	0.64	0.71
2003	1.04	0.71	0.81	1.05	0.70	0.81
2004	1.54	1.06	1.29	1.49	1.06	1.30
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23

2008-1st Q	3.99	3.05	3.53	4.03	3.02	3.54
2008-2nd Q	4.03	3.53	3.80	4.03	3.59	3.83
2008-3rd Q	4.08	2.89	3.45	4.08	2.91	3.48
2008-4th Q	2.80	1.25	1.75	2.89	1.26	1.77
2008	4.08	1.25	3.13	4.08	1.26	3.16

The per pound COMEX copper price during the last 5, 10 and 15 year periods averaged $2.49, $1.63 and $1.44, respectively.  The per pound LME copper price during the last 5, 10 and 15 year periods averaged $2.48, $1.62 and $1.42, respectively.

At February 23, 2009, the COMEX and LME copper prices were $1.45 and $1.43 per pound, respectively.

The table below shows the high, low and average market prices for our three principal by-products during the last 15 years:

	Zinc (LME)			Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)
Year	High	Low	Average	High	Low	Average	High	Low	Average
1994	0.52	0.42	0.45	5.78	4.57	5.28	15.50	2.76	4.51
1995	0.52	0.44	0.47	6.10	4.38	5.19	16.50	4.25	8.08
1996	0.48	0.45	0.47	5.82	4.67	5.18	5.25	3.13	3.79
1997	0.80	0.47	0.60	6.31	4.16	4.87	4.75	3.59	4.31
1998	0.52	0.42	0.46	7.26	4.61	5.53	4.48	2.10	3.42
1999	0.56	0.41	0.49	5.76	4.87	5.22	2.80	2.52	2.66
2000	0.58	0.46	0.51	5.55	4.56	4.97	2.92	2.19	2.56
2001	0.48	0.33	0.40	4.81	4.03	4.36	2.58	2.19	2.35
2002	0.38	0.33	0.35	5.11	4.22	4.60	7.90	2.43	3.76
2003	0.46	0.34	0.38	5.98	4.35	4.89	7.60	3.28	5.29
2004	0.58	0.43	0.48	8.21	5.51	6.68	32.38	7.35	16.20
2005	0.87	0.53	0.63	9.00	6.43	7.32	39.25	25.00	31.99
2006	2.10	0.87	1.49	14.85	8.82	11.54	28.20	21.00	24.75
2007	1.93	1.00	1.47	15.50	11.47	13.39	33.75	24.50	30.19

2008-1st Q	1.28	0.99	1.10	20.69	15.17	17.62	33.55	32.38	33.22
2008-2nd Q	1.07	0.82	0.96	18.31	16.12	17.17	33.35	32.35	32.90
2008-3rd Q	0.92	0.74	0.80	19.18	10.46	14.92	33.88	32.25	33.53
2008-4th Q	0.75	0.47	0.54	12.72	8.79	10.15	31.40	8.75	16.63
2008	1.28	0.47	0.85	20.69	8.80	14.97	33.88	8.75	28.42

The per pound LME zinc price during the last 5, 10 and 15 year periods averaged $0.98, $0.71 and $0.63, respectively.  The per ounce COMEX silver price during the last 5, 10  and 15 year periods averaged $10.78, $7.79 and $6.93, respectively.  The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5, 10 and 15 year periods averaged $26.31, $14.82 and $11.49, respectively.

At February 23, 2009 the LME zinc price was $0.49 per pound, the COMEX silver price was $14.36 per ounce and the Platt’s Metals Week Dealer Oxide molybdenum price was $8.70 per pound.

COMPETITIVE CONDITIONS

Competition in the copper market is principally on a price and service basis, with price being the most important consideration when supplies of copper are ample.  The Company’s products compete with other materials, including aluminum and plastics.

EMPLOYEES

As of December 31, 2008, we had 11,494 employees, approximately 73.0% of whom are covered by labor agreements with ten different labor unions.  During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  Since July 2007 and during all of 2008 our Cananea mine, Taxco mine and San Martin mine in Mexico have been on strike.  We cannot assure you when these strikes will be settled, or that in the future we will not experience strikes or other labor related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Peru

Approximately 68% of our Peruvian labor force was unionized at December 31, 2008, represented by eight separate unions. Three of these unions, one at each of our major production areas, represent the majority of our workers. The collective bargaining agreements for these unions last through February 2010.  Additionally, there are five smaller unions, representing the balance of our workers. Collective bargaining agreements for this group are in force through November 2012.

From June 30 to July 5, 2008 the three major unions went on strike in support of a mining federation strike.  During this strike operations were near normal; an insignificant amount of production was lost as we worked with the support of the staff and administrative personnel and with contractors.

Employees of the Toquepala and Cuajone units reside in townsites, where we have built 2,513 houses and apartments and 1,186 houses and apartments, respectively.  In 1998, Company housing, at our Ilo unit, was sold to workers at nominal prices.  We still hold 90 houses at Ilo for staff personnel.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsite and housing complexes include schools, medical facilities, churches, social clubs, shopping, banking and other services.

Mexico

Approximately 75% of our Mexican labor force was unionized at December 31, 2008, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  We conduct negotiations separately at each mining complex and each processing plant.

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 634 days of inactivity through December 31, 2008.  Since July 30, 2007 and during 2008, our Cananea mine in Mexico started a work stoppage, which continues into 2009.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  The workers partially returned to work and the Company resumed operations.  However, on April 11, 2008 the workers restarted the labor stoppage and shut down production, based upon a new federal ruling.  On September 4, 2008, the Fourth Labor District Judge granted the Company’s motion for reconsideration of a ruling by the federal labor court.  In December 2008, the Mexican Federal Labor Court ruled in favor of the Company and declared the strike illegal.  The union appealed this decision.  On January 7, 2009 the judge of the fifth district on labor matters annulled the favorable decision to the Company.  The Company has filed a request for a review of this ruling before an appellate federal court.  The Company will continue to pursue a favorable resolution of the labor stoppage.

The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea; hence in the second quarter 2008, the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan, a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  We have estimated a liability of $36.4 million, which has been recorded on the consolidated balance sheet.

The Company has the right to resume operations at the mine with those workers who wish to continue.  Nevertheless some strikers have illegally blocked the entrance to the unit.  The Company has filed two successive complaints before an upper court in order to require the Fifth District judge to safeguard the Company’s right to operate.

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

Employees of the Mexcobre and Cananea Units reside in townsites at La Caridad and Cananea, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively.  Employees of the IMMSA Unit principally reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping, banking and other services.  At the Cananea Unit, health care is provided free of charge to employees, retired unionized employees and their families.

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

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Energia del Sur, S.A. (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  In addition, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone.  Power is distributed over a 224-kilometer closed loop transmission circuit.  We obtain fuel in Peru principally from a local producer.

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

In Peru, we have water rights or licenses for up to 1,950 liters per second from well fields at Huaitire, Vizcachas and Titijones aquifers and also surface water from the Suches lake and two small water courses, namely Quebrada Honda and Quebrada Tacalaya, which together are sufficient to supply the needs of our two operating units at Toquepala and Cuajone.  At Ilo, we have desalinization plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

Mexico

In Mexico, fuel is purchased directly or indirectly from Petroleos Mexicanos, (“PEMEX”), the state oil monopoly.  Electricity for our Mexican operations, which is used as the main energy source at our mining complexes, is either purchased from the Comision Federal de Electricidad (the Federal Electricity Commission, or CFE), the state’s electrical power producer, or steam-generated at Mexcobre’s smelter by recovering energy from waste heat boilers.  Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of PEMEX and CFE, which reflect government policy as well as international market prices for crude oil, natural gas and conditions in the refinery markets.  Mexcobre imports natural gas from the U.S. through its pipeline (between Douglas, Arizona and Nacozari, Sonora).  This permits us to import natural gas from the United States at market prices and thereby reduce operating costs.  A contract with PEMEX provides us with the option of using a fixed price for a portion of our natural gas purchases.

In the last three years we entered into gas swap contracts to protect part of our gas consumption in both periods as follows:

	2008	2007	2006
Gas volume (MMBTUs)	460,000	900,000	3,650,000
Fixed price	$8.2175	$7.5250	$4.2668
(Loss) gain (in millions)	$(0.9)	$(0.9)	$6.3

The losses and gain obtained were included in the production cost.  At December 31, 2008, we did not hold any open gas swap contracts.

In December 2005, we announced our plans for a 450 megawatt coal power generation plant in the state of Sonora, Mexico to supply our facilities.

In 2007, we reformulated this project to increase the plant capacity to 600 megawatt.  During 2008, we continued with a feasibility study for this plant. In addition, we are reviewing developments in the power plant equipment market, as well as the coal market, in order to reassess the project in light of the current economic crisis.

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

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in “Note 14 Commitments and Contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 249,554 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	25,045	19,723	9,419	—	54,187
Exploration	—	—	—	194,190	194,190
Total	25,345	20,179	9,840	194,190	249,554

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2008, 2007 and 2006 were approximately $1.8 million, $1.4 million and $0.8 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.  We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  We made provisions of $53.9 million, $62.8 million and $67.2 million in 2008, 2007 and 2006, respectively, for this charge.  These provisions are included in cost of sales (exclusive of depreciation, amortization and depletion) on the consolidated statement of earnings.

Mexico

In Mexico we have approximately 474,079 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined in the table below.

	Underground Mines	La Caridad	Cananea	Projects	Total
	(hectares)
Mine concessions	88,417	112,409	22,317	250,936	474,079

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $8.8 per hectare depending on the expedition dates of mining concession.  Fees paid during 2008, 2007 and 2006 were approximately $2.5 million, $2.2 million and $2.1 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

During the last 15-year period the yearly average price of copper per pound on the COMEX ranged from a low $0.72 in 1999 and 2002, to a high $3.23 in 2007.  In 2008 the COMEX copper price decreased from a quarterly high of $3.80 per pound in the second quarter to a quarterly low of $ 1.75 per pound in the fourth quarter and closed the year at $1.39 per pound.  The LME copper prices during these periods, while slightly different, closely paralleled the COMEX prices.  Molybdenum, zinc and silver during the same 15-year period showed average highs and lows as follows: molybdenum $2.35 per pound, low in 2001 and $31.99 per pound, high in 2005; zinc $0.35 per pound, low in 2002 and $1.49 per pound, high in 2006; and silver $4.36 per ounce, low in 2001 and $14.97 per ounce high in 2008.  Also please see discussion in Item 1, “Business,” “Metal Prices.”

We cannot predict whether metals prices will rise or fall in the future.  Further declines in metals prices and, in particular, copper or molybdenum prices, will have an adverse impact on our results of operations and financial condition, and we might, in very adverse market conditions, consider curtailing or modifying certain of our mining and processing operations.

Changes in the level of demand for our products could adversely affect our product sales.

Our revenue is dependent on the level of industrial and consumer demand for the concentrates and refined and semi-refined metal products we sell.  Changes in technology, industrial processes and consumer habits may affect the level of that demand to the extent that changes increase or decrease the need for our metal products.  A change in demand, including any change resulting from economic slow-downs or recessions, could impact our results of operations and financial condition.

Our actual reserves may not conform to our current estimates of our ore deposits and we depend on our ability to replenish ore reserves for our long-term viability.

There is a degree of uncertainty attributable to the calculation of reserves.  Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only.  The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry. In December 2006, as a result of an intensive drilling program followed by a review by independent mining consultants, we announced an increase in ore reserves at our Peruvian copper mines.  We may be required in the future to revise our reserves estimates based on our actual production.  We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered.  Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty taxes and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time.  Reserves data are not indicative of future results of operations.  Our reserves are depleted as we mine.  We depend on our ability to replenish our ore reserves for our long-term viability.  We use several strategies to replenish and increase our ore reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic.  Acquisitions may also contribute to increased ore reserves and we review potential acquisition opportunities on a regular basis.

Our business requires levels of capital expenditures which we may not be able to maintain.

Our business is capital intensive.  Specifically, the exploration and exploitation of copper and other metal reserves, mining, smelting and refining costs, the maintenance of machinery and equipment and compliance with laws and regulations require capital expenditures.  We must continue to invest capital to maintain or to increase the amount of copper reserves that we exploit and the amount of copper and other metals we produce.  We cannot assure you that we will be able to maintain our production levels to generate sufficient cash, or that we have access to sufficient financing to continue our exploration, exploitation and refining activities at or above present levels.  As a result of the world’s current economic situation, we have suspended most of our capital investment projects.

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

Through 2008, our management set aside $2.4 billion of unremitted earnings of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is our intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.  See also Note 8 of the consolidated financial statements.

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

The loss of one or more of our significant customers could adversely affect our financial condition and results of operations.  In 2008, 2007 and 2006, our largest customer accounted for approximately 10.6%, 12.4% and 10.1%, respectively, of our sales.  Additionally, our five largest customers in each of 2008, 2007 and 2006 collectively accounted for approximately 35.8%, 39.6% and 33.7%, respectively, of our sales.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constitute approximately 43% of our total 2008 production cost.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  For example, during the 1970s and 1980s, our ability to import fuel oil was restricted by Peruvian government policies that required us to purchase fuel oil domestically from a government-owned oil producer at prices generally substantially above those prevailing on the world market.  In addition, in recent years the price of oil has risen dramatically due to a variety of factors. Disruptions in supply or increases in costs of energy resources could have a material adverse effect on our financial condition and results of operations.

We believe our results of operations can, from time to time, be affected by accounting policy changes, which could have a material adverse effect on our results of operations and our financial position.

Additionally, we expect our future results will continue to be affected by the Peruvian mining royalty charge, which has reduced our earnings since 2004, as further described under Business—Mining Rights and Concessions—Peru.

Our results and financial condition are affected by global and local market conditions.

We are subject to the risks arising from adverse changes in domestic and global economic and political conditions.  The United States has been in recession since December 2007.  Business activity across a wide range of industries and regions has greatly been reduced and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.  Other economies in the world are similarly affected.  Our industry is cyclical by nature and fluctuates with economic cycles, including the current global economic recession.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition.  The global economic recession and credit crisis in the financial markets may prompt banks to limit or deny lending to us or to our customers, which may have an adverse effect on our liquidity and on our ability to carry out our announced capital investment programs.  Additionally, the global economic recession and credit crisis may prompt our customers to slow down or reduce the purchase of our products.  We may experience longer sales cycles, difficulty in collecting sales proceeds, and lower prices for our products.  A change in the demand of our products could impact our results of operations and financial condition.  We cannot provide any assurance that any of these events will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  See “Business—Employees.”  We could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2008, unions represented approximately 73% of our workforce.

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 634 days of inactivity as of December 31, 2008.  Beginning in July 2007, our Cananea mine, as well as Taxco and San Martin in Mexico started a work stoppage, which continues into 2009.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  The workers partially returned to work and the Company resumed operations. However, on April 11, 2008 the workers restarted the labor stoppage and shut down production, based upon a new federal ruling.  On September 4, 2008, the Fourth Labor District Judge granted the Company the right for a new revision regarding a ruling by the federal labor court which will issue a new decision.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea and in the second quarter 2008, the Board of Directors offered all employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan a group of employees was terminated at a cost of $15.2 million.  In December 2008, the Mexican Federal Labor Court ruled in favor of the Company and declared the strike illegal.  The union appealed this decision.  On January 7, 2009 the judge of the fifth district on labor matters annulled the favorable decision to the Company.  The Company has filed a request for a review of this ruling before an appellate federal court.  The Company will continue to pursue a favorable resolution of the labor stoppage.

The Company has the right to resume operations at the mine with those workers who wish to continue.  Nevertheless some strikers have illegally blocked the entrance to the unit.  The Company has filed two successive complaints before an upper court in order to require the Fifth District judge to safeguard the Company’s right to operate.

Additionally, during 2006, there were a number of work stoppages at some of our other Mexican operations.  While some of these work stoppages were of a short-term nature with little or no production loss, others have been more disruptive.  A strike at the La Caridad copper mine in Sonora began in the first quarter of 2006 and ended in July 2006.  As a result of these strikes, we were forced to declare “force majeure” on certain of our June and July copper contracts. In 2006, we also experienced strikes at our Cananea and San Martin mines.

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

The U.S. dollar is our functional currency and our revenues are primarily denominated in U.S. dollars.  However, portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Accordingly, when inflation in Peru or Mexico increases without a corresponding devaluation of the nuevo sol or the Mexican peso our financial position, results of operations and cash flows could be adversely affected.  To manage the volatility related to the risk of currency rate fluctuations, we may enter into forward exchange contracts.  We cannot assure you, however, that currency fluctuations will not have an impact on our financial condition and results of operations.

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate.  As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results.  These costs principally include electricity, labor, maintenance, local contractors and fuel.  For the year ended December 31, 2008, a substantial portion of our costs were denominated in a currency other than U.S. dollar.  Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined.  The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the most important currencies influencing our costs.

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

Our direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from a subsidiary of Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit, after being removed to federal court, was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco, the debtor in possession.  On February 2, 2007 a complaint was filed by Asarco, the debtor in possession, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance. In June 2008 the lawsuit was concluded in Brownsville, Texas. The constructive fraudulent conveyance claim was dismissed; however the actual fraud and the aiding and abetting the breach of fiduciary duties counts were favorable to plaintiffs. The court’s decision did not determine the damage amount.  Grupo Mexico has stated they will appeal the ruling.  In late December 2004 and early January 2005, three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) relating to the merger transaction between SCC and Minera Mexico. On January 31, 2005, the three actions were consolidated. The complaint alleges, among other things, that the merger was the result of breaches of fiduciary duties by SCC’s directors and was not entirely fair to SCC and its minority stockholders.  The case is currently in the early stages of discovery. The defendants believe that the lawsuit is without merit and are vigorously defending the action.  While Grupo Mexico and its affiliates believe that these claims are without merit, the Company cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, in August 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

We are controlled by Grupo Mexico, which exercises control over our affairs and policies and whose interests may be different from yours.

Grupo Mexico owns indirectly approximately 79.0% of our capital stock.  Certain of our and Minera Mexico’s officers and directors are also officers of Grupo Mexico.  We cannot assure you that the interests of Grupo Mexico will not conflict with ours.

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

We may not continue to pay a significant amount of our net income as cash dividends on our common stock in the future.

We have distributed a significant amount of our net income as dividends since 1996.  Our dividend practice is subject to change at the discretion of our Board of Directors at any time.  The amount that we pay in dividends is subject to a number of factors, including our results of operations, financial condition, cash requirements, tax considerations, future prospects, legal restrictions, contractual restrictions in credit agreements, limitations imposed by the government of Peru, Mexico or other countries where we have significant operations and other factors that our board of directors may deem relevant.  In light of our expansion program and the current global economic recession and credit crisis we expect that future dividend distributions will be reduced from the levels of recent years.

Risks Associated with Doing Business in Peru and Mexico

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Peru and Mexico, mineral resources belong to the state and government concessions are required in both countries to explore for or exploit mineral reserves.  In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for our exploration, exploitation, extraction and/or production operations.  In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mining Law and regulations thereunder.

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

There is a risk of terrorism in Peru relating to Sendero Luminoso and the Movimiento Revolucionario Tupac Amaru, which were particularly active in the 1980s and early 1990s.  To a much lesser degree terrorist incidents have continued in some rural areas of the country.

Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions in Peru and/or terrorist activity will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

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

A general election was held in Mexico on July 2, 2006, with Mr. Felipe Calderon as the winner.  The results were contested and recounts were made.  Nevertheless, on December 1, 2006, Mr. Calderon was sworn in as president of Mexico.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions in Mexico, will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Peruvian inflation reduced economic growth and fluctuations in the nuevo sol exchange rate may adversely affect our financial condition and results of operations.

Over the past several decades, Peru has experienced periods of high inflation, slow or negative economic growth and substantial currency devaluation.  The inflation rate in Peru, as measured by the Indice de Precios al Consumidor (Consumer Price Index) and published by the Instituto Nacional de Estadistica e Informatica, (National Institute of Statistics and Informatics), has fallen from a high of 7,649.7% in 1990 to 6.7% in 2008.  The Peruvian currency has been devalued numerous times during the last 20 years.  The devaluation rate has decreased from a high of 4,019.3% in 1990 to 4.8% in 2008.  Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars.  If inflation in Peru were to increase without a corresponding devaluation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our common stock, could be affected.  Although the Peruvian government’s economic policy reduced inflation and the Peruvian economy has experienced a significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.

Among the economic circumstances that could lead to a devaluation of the nuevo sol is the decline of Peruvian foreign reserves to inadequate levels.  Peru’s foreign reserves at December 31, 2008, were $31.2 billion as compared to $27.7 billion and $17.3 billion at December 31, 2007 and 2006, respectively.  We cannot assure that Peru will be able to maintain adequate foreign reserves to meet its foreign currency denominated obligations or that Peru will not devalue its currency should its foreign reserves decline.

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

The annual inflation rate in Mexico was 6.5% in 2008, 3.8% in 2007 and 4.1% in 2006.  The Bank of Mexico has publicly announced an objective of 3% inflation for 2009.  At the same time, the peso has been subject in the past to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso decreased by 24.5% in 2008, increased by 0.1% in 2007 and decreased by 1.5% in 2006.

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

In addition, in recent years economic conditions in Mexico have increasingly become correlated to U.S. economic conditions.  Therefore, adverse economic conditions in the United States could also have a significant adverse effect on Mexican economic conditions, including the price of our common stock or debt securities.

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

SULFURIC ACID PRODUCTION

Sulfur dioxide gases are produced in the copper smelting and zinc roasting processes.  As a part of our environmental preservation program, we treat the sulfur dioxide emissions at two of our Mexican plants and at Peruvian processing facilities to produce sulfuric acid, some of which is, in turn, used for the copper leaching process, with the rest sold to mining and fertilizer companies located principally in Mexico, Peru, the United States, Chile and other countries.

SILVER AND GOLD REFINING

Silver and gold are recovered from copper, zinc and lead concentrates in the smelters and refineries, and from slimes through electrolytic refining.

KEY PRODUCTION CAPACITY DATA:

All production facilities are owned by the Company.  The following table sets forth as of December 31, 2008, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2008 Production	2008 Capacity Utilization
PERUVIAN OPEN PIT UNIT
Mining Operations
Cuajone Open-pit Mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd — Milling	83.8 ktpd	96.3%
Toquepala Open-pit Mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — Milling	59.8 ktpd	99.7%
Toquepala SX-EW Plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electro winning	56.0 ktpy — Refined	40.1 ktpy	71.6%

Processing Operations
Ilo Copper Smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy — Concentrate feed	1,003.3 ktpy	83.6%
Ilo Copper Refinery	Ilo (Peru)	Copper refining	280 ktpy — Refined cathodes	248.7 ktpy	88.8%
Ilo Acid Plants	Ilo (Peru)	Sulfuric Acid	1,050 ktpy — Sulfuric acid	958.6 ktpy	91.2%
Ilo Precious Metals Refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	294.0 tpy	91.9%

MEXICAN OPEN PIT UNIT
Cananea Open-Pit Mine (2)	Sonora (Mexico)	Copper Ore milling & recovery, copper concentrate production	76.7 ktpd — Milling	16.7 ktpd	21.8%
Cananea SX-EW I, II Plants (2)	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	9.5 ktpy	17.3%
La Caridad Open-Pit Mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd — Milling	86.3 ktpd	95.9%
La Caridad SX-EW Plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electro winning	21.9 ktpy — Refined	22.0 ktpy	100.5%

Processing Operations
La Caridad Copper Smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — Concentrate feed	574.6 ktpy	57.5%
La Caridad Copper Refinery	Sonora (Mexico)	Copper refining	300 ktpy Copper cathode	140.3 ktpy	46.8%
La Caridad Copper Rod Plant	Sonora (Mexico)	Copper rod production	150 ktpy Copper rod	76.3 ktpy	50.9%
La Caridad Precious Metals Refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	2.8 ktpy — Slime	0.6 ktpy	21.4%
La Caridad Sulfuric Acid Plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — Sulfuric acid	578.2 ktpy	36.9%

IMMSA UNIT
Underground Mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — Milled ore	1,168.7 ktpy	80.1%
San Martin (2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — Milled ore	0.0 ktpy	0.0%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy - Milled ore	1,450.5 ktpy	66.2%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy — Milled ore	280.9 ktpy	51.3%
Taxco (2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy — Milled ore	0.0 ktpy	0.0%
Nueva Rosita Coal & Coke Complex(3)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal 100 ktpy coke	71.3 ktpy 70.3 ktpy	15.8% 70.3%

Processing Operations
San Luis Potosi Copper Smelter	San Luis Potosi (Mexico)	Concentrate smelting, blister production	60 ktpy concentrate feed 24.0 ktpy blister production	40.9 ktpy 19.0 ktpy	82.2% 79.2%
San Luis Potosí Zinc Refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	95.4 ktpy	90.9%
San Luis Potosi Sulfuric Acid Plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	162.1 ktpy	90.1%

Key:                       ktpd = thousands of tons per day

ktpy = thousands of tons per year

tpy = tons per year

(1)          Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)          During 2008, there were 278 days of illegal strike work stoppage at Cananea and there was no production at Taxco and San Martin in 2008, due to illegal work stoppages.

(3)          At December 31, 2008, the coal reserves for the Nueva Rosita coal plant were 66,038,000 tons with average sulfur content of 1.78% and a BTU content of 9,054.9 per pound.

PROPERTIES BOOK VALUE

At December 31, 2008, net book values of property are as follows:

Peruvian operations $1,846.7 million: Cuajone $396.7 million, Toquepala $624.8 million, Tia Maria Project $118.0 million and Ilo and other support facilities $707.2 million.

Mexican open pit operations: $1,644.5 million: (Cananea $559.4 million, La Caridad $1,081.2 million, property in progress and other facilities $3.9 million) and

Mexican IMMSA unit: $271.1 million (San Luis Potosi $40.5 million, zinc electrolytic refinery $62.2 million, Charcas $13.9 million, San Martin $33.6 million, Santa Barbara $56.4 million, Taxco $6.3 million, Santa Eulalia $17.7 million, Pasta de Conchos and Nueva Rosita $23.1 million and property in progress and other facilities $17.4 million).

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2008	2007	2006
COPPER (thousand pounds):
Mined
Peru open pit
Toquepala	251,651	310,560	334,605
Cuajone	432,249	401,498	384,493
SX-EW Toquepala	85,537	80,844	78,935

Mexico open pit
La Caridad	213,691	225,443	128,024
Cananea	13,591	140,896	245,331
SX-EW La Caridad	48,422	50,072	24,796
SX-EW Cananea	20,811	76,265	115,794

IMMSA Unit	11,949	19,961	23,270
Total Mined	1,077,901	1,305,539	1,335,248

Smelted
Peru open pit
Blister Ilo	—	20,466	67,364
Anodes Ilo	675,903	511,906	656,016

Mexico open pit
Anodes La Caridad	379,000	446,894	530,592

IMMSA Unit
Blister IMMSA	41,881	45,894	44,518
Total Smelted	1,096,784	1,025,160	1,298,490

Refined
Peru Open Pit
Cathodes Ilo	548,381	393,297	602,520
SX-EW Toquepala	88,511	88,920	78,935

Mexico Open Pit
Cathodes La Caridad	309,366	382,152	441,705
SX-EW La Caridad	48,422	50,072	24,796
SX-EW Cananea	20,811	76,265	115,794
Total Refined	1,015,491	990,706	1,263,750

Rod Mexico Open Pit
La Caridad	168,172	212,978	212,923
Total Rod	168,172	212,978	212,923

SILVER (thousand ounces)
Mined
Peru Open Pit
Toquepala	1,591	2,047	2,083
Cuajone	2,482	2,219	2,141

Mexico Open Pit
La Caridad	1,796	1,893	1,055
Cananea	81	798	1,616

IMMSA Unit	6,366	8,272	9,276
Total Mined	12,316	15,229	16,171

Refined
Peru Open Pit — Ilo	2,971	2,657	3,831
Mexico Open Pit — La Caridad	4,386	3,539	4,211
IMMSA Unit	3,484	3,805	4,337
Total Refined	10,841	10,001	12,379

MOLYBDENUM (thousand pounds)
Mined
Toquepala	10,289	13,730	12,815
Cuajone	9,793	8,424	7,767
La Caridad	16,052	13,578	5,514
Total Mined	36,134	35,732	26,096

ZINC (thousand pounds)
Mined IMMSA	235,718	266,787	301,133
Refined IMMSA	210,365	200,105	112,513

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are approximately 700 meters and 800 meters deep, respectively, under the present mine plan configuration both pits will reach a depth of 1,200 meters.  The deepening pit presents us with a number of geotechnical challenges.  Perhaps the foremost concern is the possibility of slope failure, a possibility that all open pit mines face.  In order to maintain slope stability, in the past we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements.  We have also responded to hydrological conditions and removed material displaced by a slope failure.  There is no assurance that we will not have to take these or other actions in the future, any of which may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves.  To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

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

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open pit.  A number of recommendations and observations were presented by the consultants. These included a recommendation of a maximum average bench face angle of 72 degrees. Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope.  We are currently reviewing these recommendations, but since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes.  Geostructural and geotechnical data collected at the open pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.  We are also collecting new information related to geotechnical data from the last drill hole drilled in 2008.

A geotechnical evaluation, of the Cananea 15-year pit slope design, was prepared by an independent mine consulting firm.  Results of the study included slope design angles by sectors as well as recommendations related to slope stability.  Currently, the mine is in the second phase of a geohydrological study.  This is a follow-up study of a phase 1 open pit dewatering assessment completed by independent water management consultants in 2004.  A third phase of the study, which addresses pit dewatering design, and drilling of peripheral monitoring boreholes and dewatering test wells, will follow and is expected to be completed in 2010.  The recommendations proposed by the consulting firms in Phases 1 and 2, are being implemented.

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

The table below sets forth 2008, 2007 and 2006 production information for our Cuajone operations:

		2008	2007	2006
Mine annual operating days	(days)	366	365	365
Total material mined	(kt)	118,054	116,438	112,410
Total ore mined	(kt)	30,217	28,310	28,299
Copper grade	(%)	0.751	0.755	0.703
Molybdenum grade	(%)	0.022	0.022	0.020
Leach material mined (1)	(kt)	—	—	41.6
Leach material grade	(%)	—	—	0.655
Stripping ratio	(x)	2.91	3.11	2.97
Total material milled	(kt)	30,250	28,352	28,228
Copper recovery	(%)	86.38	85.10	87.87
Molybdenum recovery	(%)	66.2	61.1	62.6
Copper concentrate	(kt)	759.1	706.7	666.7
Molybdenum concentrate	(kt)	8.1	7.0	6.4
Copper concentrates average grade	(%)	25.83	25.77	26.16
Molybdenum concentrate average grade	(%)	54.89	54.57	55.18
Copper in concentrate	(kt)	196.1	182.1	174.4
Molybdenum in concentrate	(kt)	4.4	3.8	3.5

Key:                       kt = thousand tons

x = ratio obtained dividing waste plus leachable material by ore mined

(1)          In 2006, 41.6 kt of copper oxides were extracted from the Cuajone mine. No oxide material was mined in 2008 and 2007.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major Cuajone mine equipment includes seven 290-ton capacity trucks, twenty 218-ton capacity trucks and seven 231-ton capacity trucks, three 73-ton capacity shovels, one 54-ton capacity shovel, one 43-ton capacity front end loader, four electric drills, seven track dozers, seven rubber track dozers, three front end loaders CAT 988 and 966 and three motor graders.  We continuously improve and renovate our equipment.

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

Mine exploration

Exploration activities during the drill campaign in 2008 are as follows:

Studies	Meters	Holes	Notes
Infill Drilling	779	3	To obtain additional information to improve confidence in our block model.
Geotechnical Holes	3,043	19	To improve geotechnical information
Total	3,822	22

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals, but splitting waste material called tailings. This copper-molybdenum bulk concentrate then is treated by inverse flotation where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.  Sulfides under 0.40% copper are considered waste.

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

A major mill expansion was completed in 1999 and the eleventh primary mill was put in operation in January 2008.  We believe the plant’s equipment is in good physical condition and currently in operation.

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

The table below sets forth 2008, 2007 and 2006 production information for our Toquepala operations:

		2008	2007	2006
Mine annual operating days	(days)	366	365	365
Total material mined	(kt)	131,646	130,267	131,607
Total ore mined	(kt)	21,356	20,889	20,813
Copper grade	(%)	0.608	0.759	0.797
Molybdenum grade	(%)	0.036	0.046	0.043
Leach material mined	(kt)	74,286	90,521	42,827
Leach material grade	(%)	0.226	0.235	0.221
Estimated leach recovery	(%)	26.34	26.89	28.44
SX/EW cathode production (from SPCC material)	(kt)	38.8	36.7	35.8
Third parties copper sulfate processed	(kt)	5.6	15.2	—
Average copper grade on copper sulfate	(%)	23.88	24.16	—
SX/EW cathode production from third parties	(kt)	1.3	3.7	—
Stripping ratio	(x)	5.16	5.24	5.32
Total material milled	(kt)	21,328	20,906	20,828
Copper recovery	(%)	88.03	88.78	91.43
Molybdenum recovery	(%)	60.93	64.39	65.0
Copper concentrate	(kt)	419.7	521.9	557.5
Molybdenum concentrate	(kt)	8.5	11.4	10.7
Copper concentrate average grade	(%)	27.20	26.99	27.22
Molybdenum concentrate average grade	(%)	54.91	54.60	54.08
Copper in concentrate	(kt)	114.1	140.9	151.8
Molybdenum in concentrate	(kt)	4.7	6.2	5.8

Key:                       kt = thousand tons

x  = ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major mine equipment at Toquepala includes nineteen 290-ton capacity trucks, five 231-ton capacity trucks, eighteen 218-ton capacity trucks, one 78-ton capacity shovel, three 73-ton capacity shovels, three 20-ton capacity shovels, five electric rotary drills, one Down the Hole (DTH) drill for pre-split and one front-end loader with a capacity of 37 tons.

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

In 2008 we installed conveyor No. 17.  Present production for the last six month period of 2008 reached 7,186 tons per hour.  This new system improves our cost containment and production efficiency.  During 2008, we put into operation one new Komatsu 930E truck with improved haul efficiency.

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

Mine exploration

Exploration activities during the drill campaign in 2008 are as follows:

Studies	Meters	Holes	Notes
Infill and lateral body delimitation (leach and ore of Phase II)	4,531	22	To obtain additional information to improve confidence in the block model.
To define depth and location of potential surfaces of fault.	1,892	8	4 drills in southwestern sector and 4 in the southeastern sector were perforated
Total	6,423	30

Concentrator

Our Toquepala concentrator operations use state-of-the-art computer monitoring systems in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the crushing circuit, where rotating crushers reduce the size of the rocks to approximately 85% less than one-half of an inch.  The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder.  The finely ground powder mixed with water is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  The bulk concentrate with sufficient molybdenum content is processed to recover molybdenum by inverse flotation.  This final copper concentrate with a content of approximately 27.5% of copper is filtered in order to get 8.5% moisture.  Concentrates are then shipped by rail to the smelter at Ilo.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major concentrator plant equipment at Toquepala include one primary crusher, three secondary crushers, six tertiary crushers, eight rod mills, thirty-three ball mills, one distributed control system (DCS), one expert grinding system, forty-two flotation cells, fifteen column cells, seventy-two Agitair 1.13 m3 cells, two Larox pressure filters, five middling thickeners, two conventional tailings thickeners, three high-rate tailings thickeners, one tripper car, one track tractor and a recycled water pipe line.

SX/EW Plant

The SX/EW facility at Toquepala produces grade A LME electrowon copper cathodes of 99.999% purity from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines.  The leach plant commenced operations in 1995 with a design capacity of 35,629 tons per year of copper cathodes.  In 1999 the capacity was expanded to 56,000 tons per year.

Copper oxides from Cuajone with a copper grade higher than 0.343%, with an acid solubility index higher than 20% and a cyanide solubility index higher than 50% are leached.  In Toquepala, the leach material cutoff grade is 0.081% and therefore material with a total copper grade between 0.081% and 0.40% are leached.

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

Major equipment at the Toquepala plant includes three spray systems and five pregnant solution (PLS) ponds, each with its own pumping system to send the solution to the SX/EW plant.  The plant also has three lines of SX, each with a nominal capacity of 1,068 cubic meters per hour of pregnant solution and 162 electrowinning cells.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability.  The SX/EW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company, and found to be in compliance with the requirements of the ISO 9001-2000 standard.

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

Smelter

Our Ilo smelter provides copper for the refinery we operate as part of the same facility.  Copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.  The nominal installed capacity of the smelter is 1,200,000 tons per year.

Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper.  At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag which is tapped through a taphole to either of two rotary holding furnaces, where this smelted phases will be separated.  Copper matte contains approximately 62% copper.  Copper matte is then sent to the four converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper.  The blister copper is refined in two anode furnaces by oxidation to remove sulfur with compressed air injected into the bath.  Finally, the oxygen content of the molten copper is adjusted by reduction with injection of liquefied petroleum gas with steam into the bath.  Anodes, containing approximately 99.7% copper are cast in two casting wheels.

The table below sets forth 2008, 2007 and 2006 production and sales information for our Ilo smelter plant:

	2008	2007	2006
Concentrate smelted (kt)	1,003	846	1,107
Average copper recovery	97.10%	96.59%	97.29%
Blister production (kt)	—	9.3	30.8
Average blister grade (%)	—	99.369%	99.349%
Anode production (kt)	307.5	232.9	298.4
Average anode grade (%)	99.704%	99.698%	99.708%
Sulfuric acid produced (kt)	959	771	376
Blister sales (kt)	—	9.3	3.0
Anode sales (kt)	10.0	14.1	13.5
Average blister sales price ($/lb)	—	3.20	3.10
Average anode sales price ($/lb)	1.84	2.87	3.17

Key:    kt = thousand tons

The off gases from the smelter are treated to recover over 92% of the incoming sulfur received in the concentrates producing 98.5% sulfuric acid.  The gas stream from the smelter with 11.34% SO2 is split between two plants: The No. 1 acid plant (single absorption/single contact) and the No. 2 plant (double absorption/double contact).

The smelter also has two oxygen plants.  Plant No. 1, with 254 tons per day of production capacity and Plant No.2, with 1,045 tons per day of capacity.

In addition, the smelter includes a seawater intake system, two desalinization plants to provide water for the process, an electric substation and a new system of centralized controls using advanced computer technology.

Refinery

The refinery consists of a receiving and preparing anode facility, an electrolytic plant, a precious metal plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.998% purity.  The nominal capacity is 280,000 tons per year.  Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

Anodes are suspended in tanks containing an aqueous solution of sulfuric acid and copper sulfate.  A low voltage but high amperage electrical current is passed through the anodes, chemical solution and cathodes, in order to dissolve copper which is deposited on initially very thin starting sheets increasing its thickness to produce high grade copper cathodes containing at least 99.99% copper.  During this process, silver, gold and other metals, including palladium, platinum and selenium, along with other impurities, settle on the bottom of the tank in form of anodic slime.  This anodic slime is processed in a precious metal plant where silver, gold and selenium are recovered.

The table below sets forth 2008, 2007 and 2006 production and sales information for our Ilo refinery and precious metals plants:

	2008	2007	2006
Cathodes produced (kt)	248.7	178.4	273.3
Average copper grade (%)	99.986%	99.998%	99.998%
Refined silver produced (000 Kg)	92.4	82.7	119.2
Refined gold produced (kg)	152.9	296.0	260.9
Commercial grade selenium produced (t)	44.2	35.4	49.8
Average cathodes sales price ($/lb)	2.95	3.20	3.20
Average silver sales price ($/oz)	14.2	12.30	11.46
Average gold sales price ($/oz)	833.59	692.29	589.76

Key:    kt= thousands tons

Major equipment at the refinery includes one electrolytic plant, with 926 commercial cells, fifty-two starting sheet cells, sixteen primary liberator cells, twenty-four secondary liberator cells, an anodic slime treatment circuit (includes leaching and centrifugation), and a crude nickel sulfate production circuit.

Main equipment at the precious metals plant includes one selenium reactor, one tilting Copella furnace, twenty-four silver refining cells including an induction furnace for shots and silver ingots production and one hydrometallurgical system for gold recovery.

The refinery also has these facilities:

(1)                  Production Control: Provides sampling and sampling preparation for samples coming from the operating units as well as SX/EW, smelter and external services.

(2)                  Laboratory: Provides sample analysis services throughout the Company, including the analysis of final products like copper cathodes, electrowon cathodes, copper concentrates and oil analysis.

(3)                  Maintenance:  Responsible for maintenance of all equipment involved in the process.

(4)                  Auxiliary facilities: Includes one desalinization plant to produce fresh water and a Babcock boiler to produce steam used in the refinery, one Gonella boiler and two stand-by KMH boilers.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells and a lime plant with a capacity of 80,000 tons per year.  We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes fifteen locomotives of different types including 4000HP EMD’s SD70, 3000HP EMD’s GP40-3, 2250HP GE U23B and others.  The rolling stock has approximately 490 cars of different types and capacities, including ore concentrate cars, gondolas, flat cars, dump cars, boxcars, tank cars and others.  The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load.  The total length of the track system is around 257 kilometers including main yards and sidings.

The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge.  The industrial railroad includes a car repair shop which is responsible for maintenance and repair of the car fleet.  In 2008 a long term main line upgrade program was completed and 115 and 133 pound rail replaced 90 and 105 pound rail.  Also an upgrade program increasing the capacity of the ore concentrate cars from 70 to 100 net tons continues and is expected to be completed by 2010.  Annual tonnage transported is approximately 5.5 million metric tons.

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
La Angostura
Dam
Nacozari
Tail Dam
GULF OF
CALIFORNIA
Cumpas
Moctezuma
La Caridad
Mine
Bahia Kino
Hermosil
B. C.
UNITED STATES OF AMERICA
CANANEA
MINE
105°
100°
LA CARIDAD
MINE
HERMOSILLO
30°
CHIHUAHUA
25°
MEXICO
GULF OF MEXICO
PACIFIC
OCEAN
20°
MEXICO D. F.
GUATEMALA
15°

Minera Mexico facilities
Intl. Border Line
Water Sea and
Dams
Paved Highway
FerroMex Railroad
Capital City
Main Cities

MAP SHOWING LOCATION AND ACCESS TO CANANEA AND LA CARIDAD MINES AND FACILITIES

Date: January 2009

GRAPH ESCALE 1:100 Km.

Cananea

Since July 2007, Cananea has been on strike. Please see Note 14 “Commitment and contingencies” to our consolidated financial statements.  The Cananea mining unit operates an open-pit copper mine, a concentrator and two SX/EW plants.  It is located 100 air-kilometers northwest of La Caridad and 40 kilometers south of the Arizona USA-Mexico border.  It lies on the outskirts of the Cananea townsite.  Cananea is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast, and to the town of Imuris to the west.  Cananea is also connected by railway to Agua Prieta and Nogales.  A municipal airport is located approximately 20 kilometers to the northeast of Cananea.

The concentrator has a nominal milling capacity of 76,700 tons per day.  The SX/EW facility has a cathode production capacity of 54,750 tons per year.  The Cananea ore body is considered one of the world’s largest porphyry copper deposits.  Cananea is the oldest continuously operated copper mine in North America, with operations dating back to 1899.  High grade ore deposits in the district were mined exclusively using underground methods.  The Anaconda Company acquired the property in 1917.  In the early 1940s Anaconda started developing the first open pit in Cananea.  In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Cananea mining assets for $475 million.  Cananea is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator.  Two leach ore crushers and the corresponding belt conveying systems are used to convey the leachable material to the heaps.  Likewise, run-off mine leachable ore is hauled by trucks to the leach dumps.

The following table shows 2008, 2007 and 2006 production information for Cananea:

		2008	2007	2006
Mine annual operating days (1)	(days)	88	211	331
Total material mined	(kt)	4,820	74,672	114,595
Total ore mined	(kt)	1,271	12,545	22,896
Copper grade	(%)	0.628	0.630	0.588
Leach material mined	(kt)	2,965	39,198	59,678
Leach material grade	(%)	0.285	0.272	0.292
Estimated leach recovery	(%)	65.5	65.5	62.5
SX/EW cathode production	(kt)	9.4	34.6	52.5
Stripping ratio	(x)	2.79	4.95	4.01
Total material milled	(kt)	1,233	12,571	22,915
Copper concentrate	(kt)	24.5	229.8	386.0
Copper concentrate average grade	(%)	25.14	27.81	28.83
Copper in concentrate	(kt)	6.2	63.9	111.3
Copper recovery	(%)	79.65	81.22	82.56

Key:                       kt = thousand tons

x = ratio obtained dividing waste plus leachable material by ore mined.

The copper grade is total grade.

(1)          During 2008 and 2007 there were 278 days and 154 days of illegal work stoppage, respectively.  As consequence, the Company lost approximately 129 thousand tons and 55 thousand tons of copper in concentrates and 59 thousand tons and 24 thousand tons of SX/EW cathodes production in 2008 and 2007, respectively.  Also while there were 47 days of strikes in 2006, only 34 production days were lost as 13 days of production were maintained with the support of management personnel.

Major Cananea mine equipment includes 44 trucks for ore hauling with individual capacities ranging from 240 to 360 tons, eight shovels with individual capacities ranging from 30 to 70 tons, and mine auxiliary equipment including, seven drillers, five front loaders, five motor graders and twenty-four tractors.

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

Mineralization in the district is extensive covering a surface area of approximately 30 km(2).  An early pegmatitic stage associated with bornite-chalcopyrite-molybdenite assemblage was followed by a widespread flooding of hydrothermal solutions with quartz- pyrite-chalcopyrite.  A pervasive quartz-sericite alteration is evident throughout the district’s igneous rock fabric.

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

Current dimensions of the mineralized ore body are 5x3 kilometers, and projects to more than 1 kilometer at depth.  Considering the geological and economic potential of the Cananea porphyry copper deposit, it is expected that the operation can support a sizeable increase in copper production capacity.

Mine Exploration

Due to Cananea’s illegal work stoppage, the exploration program was not resumed during 2008.  Assuming settlement of the work stoppage, the core drilling program in the areas adjacent to the deposit will be continued in 2009 in order to define areas where leach and waste will be deposited.  Drilling results from past campaigns in areas adjacent to the deposit are confirming the district-wide mineralization and alteration patterns.  The block model was updated with the in-fill exploratory results, both, for copper and molybdenum and we proceeded to calculate an updated estimate of the resource with new available data.

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

SX/EW Plant

The Cananea unit operates a leaching facility and two SX/EW plants.  All copper ore with a grade lower than the mill cut-off grade of 0.38%, but higher than 0.25% copper, is delivered to the leaching dumps.  A cycle of leaching and resting occurs for approximately five years to achieve a 62.5% recovery in the run-of-mine dumps and three years for the crushed leach material to achieve a 73% recovery.

The Cananea unit currently maintains 18.9 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 2.0 grams of copper per liter.

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

We intend to increase our Cananea unit’s production of copper cathodes with a new SX/EW plant, (SXEW III) with an annual capacity of 33,000 tons.  The plant would produce copper cathodes of ASTM grade 1 or LME grade A.  The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system.  Due to the ongoing strike at Cananea, this project has been temporarily put on hold until we satisfactorily resolve the labor issue.

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

The table below sets forth 2008, 2007 and 2006 production information for La Caridad:

		2008	2007	2006 (1)
Mine annual operating days	(days)	366	365	229
Total material mined	(kt)	85,739	80,819	46,606
Total ore mined	(kt)	31,779	30,970	16,872
Copper grade	(%)	0.380	0.408	0.449
Molybdenum grade	(%)	0.0380	0.0377	0.0348
Leach material mined	(kt)	38,053	30,017	19,109
Leach material grade	(%)	0.235	0.252	0.252
Estimated leach recovery	(%)	50.84	34.44	34.39
SX/EW cathode production	(kt)	22.0	22.7	11.2
Total material milled	(kt)	31,587	31,129	16,637
Stripping ratio	(x)	1.70	1.61	1.76
Copper concentrate	(kt)	421.5	423.0	227.8
Molybdenum concentrate	(kt)	13.7	11.2	4.5
Copper concentrate average grade	(%)	23.00	24.18	25.49
Molybdenum concentrate average grade	(%)	53.02	54.83	55.92
Copper in concentrate	(kt)	96.9	102.3	58.1
Molybdenum in concentrate	(kt)	7.3	6.2	2.5
Copper recovery	(%)	80.70	80.43	77.69
Molybdenum recovery	(%)	60.59	52.54	43.20

Key:                       kt = thousand tons

x = ratio obtained dividing waste plus leachable material by ore mined

The copper and molybdenum grade are total grade.  The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is presently about 60.59%.

(1)          In 2006 there were 125 days of strikes.

Major mine equipment includes twenty-seven trucks for ore hauling with capacity of 240 tons, six shovels with a capacity of 43 cubic yard.  Loading and auxiliary equipment include six drillers, five front loaders, three motorgraders and twenty tractors.

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

Fifteen drilling campaigns have been conducted on the property since 1968.  These campaigns drilled a total of 3,315 drill holes: 1,152 were diamond drill hole and 2,163 were reverse circulation.  We have also drilled some hammer and percussion drill holes.  A total of 606,623 meters have been drilled through December 2008.

In 2008, La Caridad finished a large exploration program of 50,000 meters.  The target was to get down to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes.

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

SX/EW Plant

Approximately 547.5 million tons of leaching ore with an average grade of approximately

0.26% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2008.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a SX/EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs.  The SX/EW facility has an annual capacity of 21,900 tons of copper cathodes.

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

Smelter

Copper concentrates from Cananea and La Caridad are transported by rail and truck, respectively, to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity.  Sulfur dioxide off-gases collected from the flash furnace, Teniente converter and conventional converters are processed into sulfuric acid, at two sulfuric acid plants.  Approximately 2% to 3% of this acid is used by our SX-EW plants and the balance is sold to third parties.

Almost all of the anodes produced in the smelter are sent to the La Caridad copper refinery.  The actual installed capacity of the smelter is 1,000,000 tons per year, a capacity that is sufficient to treat all the concentrates of the La Caridad and Cananea mining complexes.  The smelter includes a flash type concentrates drier, a steam drier, a flash furnace, one El Teniente modified converted furnace, two electric slag-cleaning furnaces, three Pierce-Smith converters, three rafinnate furnaces and two casting wheels.  The anode production capacity is 300,000 tons per year.

Refinery

La Caridad includes an electrolytic copper refinery that uses permanent cathode technology.  The installed capacity of the refinery is 300,000 tons per year.  The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 liberator cells, two cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.99% purity.  Anodic slimes are recovered from the refining process and sent to the slimes treatment plant where additional copper is extracted.  The slimes are then filtered, packed and shipped to the La Caridad precious metals refinery to produce silver and gold.

The operations of the precious metal refinery are divided into two stages: (i) the antimony is eliminated from the slime, and (ii) the slime is dried in a steam dryer.  After this the dried slime is smelted and a gold and silver alloy is obtained, which is known as dore.  The precious metal refinery plant has a hydrometallurgical stage and a pyrometallurgical stage, besides a steam dryer, dore casting system, Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for fine silver, one silver ingot casting system, two reactors for obtaining fine gold.  The process ends with the refining of the gold and silver alloy.

Copper Rod Plant

A rod plant at the La Caridad complex was completed in 1998 and reached its full annual operating capacity of 150,000 tons in 1999.  The plant is producing eight millimeter copper rods with a purity of 99.99%.  The rod plant includes a vertical furnace, one retention furnace, one molding machine, one laminating machine, one coiling machine and one coil compacter.

Other facilities include a lime plant with a capacity of 132,000 tons per year; two sulfuric acid plants, one with a capacity of 2,625 tons per day and the second with a capacity of 2,135 tons per day; three oxygen plants, each with a production capacity of 275 tons per day; and two power turbo generators, one of them uses residual heat from the flash furnace, the first with a 11.5 megawatt capacity and the second with a 25 megawatt capacity.

The table below sets forth 2008, 2007 and 2006 production information for the La Caridad processing facilities:

		2008	2007	2006
Smelter
Total copper concentrate smelted	(kt)	574.6	684.8	724.0
Anode copper production	(kt)	173.2	204.4	242.4
Average copper content in anode	(%)	99.25	99.19	99.28
Average smelter recovery	(%)	97.50	97.55	97.44
Sulfuric acid production	(kt)	578.2	674.3	670.5
Refinery
Refined cathode production	(kt)	140.3	173.3	200.4
Refined silver production	(000 kg)	136.4	110.1	131.0
Refined gold production	(Kg)	666	544	722
Rod Plant
Copper rod production	(kt)	76.3	96.6	96.6

		2008	2007	2006
Sales data:
Average realized price copper rod	($per lb)	3.24	3.24	3.11
Average premium copper rod	($per lb)	0.11	0.07	0.08
Average realized price gold	($per ounce)	858.80	660.57	596.83
Average realized price silver	($per ounce)	13.84	13.04	11.58
Average realized price sulfuric acid	($per ton)	145.99	47.66	41.86

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

The table below sets forth 2008, 2007 and 2006 production information for our Mexican IMMSA unit:

		2008	2007	2006
Average annual operating days(*)		315	290	323
Total material mined and milled	(kt)	2,923	3,863	4,407
Zinc average ore grade	(%)	4.14	3.62	3.56
Zinc concentrate	(kt)	194.0	222.8	252.1
Zinc concentrate average grade	(%)	55.10	54.32	54.17
Zinc average recovery	(%)	88.37	86.47	87.06
Lead average ore grade	(%)	0.89	0.65	0.57
Lead concentrate	(kt)	38.3	39.1	38.9
Lead concentrate average grade	(%)	53.36	49.53	49.06
Lead average recovery	(%)	78.38	77.09	76.32
Copper average ore grade	(%)	0.37	0.39	0.41
Copper concentrate	(kt)	18.3	36.9	46.4
Copper concentrate average grade	(%)	29.57	24.51	22.72
Copper average recovery	(%)	50.42	59.52	59.09

kt = thousand tons

(*)         Weighted average annual operating days based on total material mined and milled in the five mines: Charcas, San Martin, Taxco, Santa Barbara, and Santa Eulalia.

Charcas

The Charcas mining complex is located 111 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico.  Charcas is connected to the state capital by a paved highway of 130 kilometers.  14 kilometers from the southeast of the Charcas complex is the “Los Charcos” railroad station which connects with the Mexico-Laredo railway.  Also, a paved road connects Charcas to the city of Matehuala via a federal highway and begins at the northeast of the Charcas townsite.  The complex includes three underground mines (San Bartolo, Rey-Reina and La Aurora) and one flotation plant that produces zinc, lead and copper concentrates, with significant amounts of silver.  The Charcas mining district was discovered in 1573 and operations in the 20th century began in 1911.  The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery.  The Charcas mine is now Mexico’s largest producer of zinc.

The Charcas complex’s equipment includes sixteen jumbo drilling tools, twenty-one scoop trams for mucking and loading, seven trucks and three locomotives for internal ore haulage and three hoists.  In addition, the mill has one primary crusher, one secondary crusher and two tertiary crushers, four mills and three flotation circuits.

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

Mine exploration

In Charcas, 16,739 meters of diamond drilling were executed from underground stations and 39,043 meters from surface.  With this drilling, 1,683,724 tons were added to the reserve base in 2008.

The table below sets forth 2008, 2007 and 2006 production information for our Charcas mine:

		2008	2007	2006
Annual operating days	(days)	325	324	323
Total material mined and milled	(kt)	1,169	1,259	1,343
Zinc average ore grade	(%)	5.70	5.46	5.37
Zinc concentrate	(kt)	109.5	112.4	117.8
Zinc concentrate average grade	(%)	56.94	56.91	56.90
Zinc average recovery	(%)	93.53	93.14	92.97
Lead average ore grade	(%)	0.53	0.32	0.20
Lead concentrate	(kt)	9.8	7.6	4.6
Lead concentrate average grade	(%)	45.40	33.70	27.14
Lead average recovery	(%)	71.26	63.78	45.86
Copper average ore grade	(%)	0.23	0.22	0.21
Copper concentrate	(kt)	3.6	4.2	4.2
Copper concentrate average grade	(%)	28.54	26.17	26.08
Copper average recovery	(%)	37.83	40.07	38.16

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

The mining operations at Santa Barbara are more diverse and complex than at any of the other mines in our Mexican operations, with veins that aggregate approximately 21 kilometers in length.  Each of the three underground mines has several shafts and crushers.  Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping.  The ore, once crushed, is processed in the flotation plant to produce concentrates.  The flotation plant has a capacity of 5,700 tons of ore per day.  The lead concentrate produced is treated at a third party refinery in Mexico.  The copper concentrates are treated at our San Luis Potosi copper smelter, and the zinc concentrates are either treated at the San Luis Potosi zinc refinery or exported.

The major mine equipment at Santa Barbara includes eighteen jumbo drilling tools, one Simba drilling tools, thirty-six scoop trams, thirteen trucks and eleven locomotives for internal ore haulage, seven trucks for external haulage and six hoists.  For treating the ore, there are six primary jaw crushers, one secondary crusher and two tertiary crushers, three mills and three flotation circuits.  The concentrator plant has a milling capacity of 6,000 tons of ore per day.

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

Mine Exploration:

In Santa Barbara, 12,705 meters were drilled from underground stations and 8,519 meters from the surface in 2008.  With this drilling 511,603 tons were added to the reserve base in 2008.

The table below sets forth 2008, 2007 and 2006 production information for our Santa Barbara mines:

		2008	2007	2006
Annual operating days	(days)	327	326	326
Total material mined and milled	(kt)	1,461	1,450	1,484
Zinc average ore grade	(%)	2.37	2.18	2.11
Zinc concentrate	(kt)	55.9	48.6	48.6
Zinc concentrate average grade	(%)	53.68	53.94	54.38
Zinc average recovery	(%)	86.69	82.82	84.50
Lead average ore grade	(%)	0.90	0.85	0.86
Lead concentrate	(kt)	19.4	19.5	20.1
Lead concentrate average grade	(%)	54.28	52.40	54.11
Lead average recovery	(%)	80.20	83.02	85.20
Copper average ore grade	(%)	0.53	0.53	0.52
Copper concentrate	(kt)	14.8	15.1	14.3
Copper concentrate average grade	(%)	29.82	29.81	30.20
Copper average recovery	(%)	56.87	58.49	56.10

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

The district’s most important mineral deposits are replacement veins and bodies generated in the skarn by Cerro de la Gloria granodiorite intrusion.  An extensive zone of skarn west of the intrusive hosts, the San Marcial, Ibarra and Gallo-Gallina main ore veins, which appear at the surface for distances of up to 1,000 meters, with thicknesses of 40 centimeters to four meters, paralleling the intrusive contact.  In the central part of the deposit there is a horizontal zoning with respect to the contact of the intrusive with high values of silver and copper.  In the top of the deposit there is mostly lead and zinc.  In the northeast/east over concentric structures to the intrusive there is an increment of lead, zinc and silver in the skarn.  Economic ore is found as replacement ore bodies between the main veins as massive and disseminated sulfides with widths from eight meters up to 200 meters.  These bodies consist mostly of chalcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS), bornite (Cu5FeS4), tetrahedrite (CuFe12Sb4S13), native silver (Ag), pyrrite (FeS), arsenopyrite (FeAsS) and stibnite (Sb2S3).  Molybdenum and tungsten are found in little portions in the skarn near the contact associated with the calcite.

Mine Exploration

There was no mine exploration drilling in 2008 because the San Martin mine was on strike for the whole year.

The table below sets forth 2008, 2007 and 2006 production information for our San Martin mines:

		2008	2007	2006
Annual operating days	(days) (1)	—	171	239
Total material mined and milled	(kt)	—	625	926
Zinc average ore grade	(%)	—	1.76	2.17
Zinc concentrate	(kt)	—	16.0	29.9
Zinc concentrate average grade	(%)	—	51.68	51.45
Zinc average recovery	(%)	—	75.16	76.67
Lead average ore grade	(%)	—	0.18	0.21
Lead concentrate	(kt)	—	1.1	2.6
Lead concentrate average grade	(%)	—	32.26	34.02
Lead average recovery	(%)	—	32.96	44.65
Copper average ore grade	(%)	—	0.69	0.71
Copper concentrate	(kt)	—	17.6	27.9
Copper concentrate average grade	(%)	—	19.59	18.38
Copper average recovery	(%)	—	80.21	77.89

kt = thousand tons

(1)          There were 366, 136 and 77 days of strikes in 2008, 2007 and 2006, respectively. As a consequence San Martin lost 10,292 tons and 6,078 tons of zinc in concentrates, 501 tons and 477 tons of lead in concentrates and 4,375 tons and 2,237 tons of copper in concentrates in 2008 and 2007, respectively.

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

The district of Santa Eulalia is connected to the city of Chihuahua by a paved road

(highway no. 45), at a distance of ten kilometers there is a paved detour to Aquiles Serdan and Francisco Portillo (also known as Santo Domingo) where the Company’s offices and the Buena Tierra mine are located. Access to the Buena Tierra mine and San Antonio mine is through an 11 kilometer unpaved road.

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

Major mine equipment at the Santa Eulalia mine include five Jumbo drilling tools, nine scoop trams for mucking and loading, two trucks and two hoists.  For treating the ore, there are two primary crushers, one secondary crusher and one tertiary crusher, two mill crushers, one mill and two flotation circuits.  The concentrator plant has a milling capacity of 1,450 tons of ore per day.

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

Mine Exploration

At Santa Eulalia, in 2008, 8,520 meters were drilled from underground stations and 9,649 meters from the surface.  With this drilling an additional mineralized material of 502,755 tons was developed and 15,375 tons were added to the reserve base in 2008.

The table below sets forth 2008, 2007 and 2006 production information for our Santa Eulalia mine:

		2008	2007	2006
Annual operating days	(days)	326	326	326
Total material mined and milled	(kt)	293	281	244
Zinc average ore grade	(%)	6.73	6.60	6.95
Zinc concentrate	(kt)	28.7	28.1	26.1
Zinc concentrate average grade	(%)	50.87	50.23	51.19
Zinc average recovery	(%)	73.87	76.14	78.75
Lead average ore grade	(%)	2.29	2.24	2.04
Lead concentrate	(kt)	9.1	8.5	7.1
Lead concentrate average grade	(%)	59.94	61.10	56.17
Lead average recovery	(%)	81.41	82.35	80.13

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

Geology

The Taxco district is stratigraphically formed of rocks from Jurassic to recent periods, which are described below, with emphasis on the mineralization control characteristics.  The Taxco schist is composed of a series of schists and fylites, most likely from a volcanic-sedimentary sequence of tufa and limonites.  They represent a sequence of metamorphological arch and its age has been defined as Jurassic Medium.  The Morelos formation from the Upper Cretaceous age (Apian-Turonian) lies on a discordant form over Taxco schist and its contact is several times marked by a clay zone (mylonites) and breccia, which implies a shifting of this unit over the schist (packs).  The Mezcala formation is constituted by a sequence of shale and sandstone with some inter-stratified layers of limestone.  Its base is calcarean.  Its top tends to be rich in clay with thin limestone layers.  The Balsas group is constituted by conglomerates and is sandy on its base, rests in discordance form on an erosioned surface from the Mexcala formation.  The Tilzapotla Ryolite is the newest rock, which emerged in the district before the alluvial deposit.  It is formed of flux, breccia, tuffaceous, ignimbrites and vitrophyrre of ryolite composition.

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

Mine Exploration

There was no mine exploration drilling in 2008 because the Taxco mine was on strike for the whole year.

The table below sets forth 2008, 2007 and 2006 production information for our Taxco mine:

		2008	2007	2006
Annual operating days	(days)(1)	—	171	323
Total material mined and milled	(kt)	—	248	411
Zinc average ore grade	(%)	—	4.08	4.0
Zinc concentrate	(kt)	—	17.7	29.7
Zinc concentrate average grade	(%)	—	47.83	48.35
Zinc average recovery	(%)	—	83.77	87.29
Lead average ore grade	(%)	—	0.56	0.65
Lead concentrate	(kt)	—	2.4	4.6
Lead concentrate average grade	(%)	—	43.69	46.16
Lead average recovery	(%)	—	74.97	79.24

kt = thousand tons

(1)          There were 365 days and 136 days of strike in 2008 and 2007, respectively.  As a result it is estimated that Taxco lost 13,306 tons and 5,531 tons of zinc in concentrates and 2,233 tons and 873 tons of lead in concentrates in 2008 and 2007, respectively.

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

The plant operates one blast furnace (with a second on stand-by) that smelts incoming materials, mainly copper concentrates and copper by-products from lead plants, to produce a copper matte.  The copper matte is then treated in one of the two Pierce Smith converters, producing copper blister (95.7% copper), which in 2008 contained approximately 2.1 ounces of gold and 360 ounces of silver per ton of copper blister produced.  Of a total copper concentrate intake of 40,878 tons in 2008, approximately 29% was supplied by the IMMSA unit’s mines and the remaining amount was purchased from third parties.  25% of the blister production is sold to the La Caridad copper smelter and the remaining 75% is sold to third party refineries throughout the world.

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

The table below sets forth 2008, 2007 and 2006 production information for our San Luis Potosi copper smelter:

		2008	2007	2006
Total copper concentrate smelted	(kt)	40.9	48.1	48.1
Blister copper production	(kt)	19.0	20.8	20.2
Silver in blister	(oz. per ton)	360	397	460
Gold in blister	(oz. per ton)	2.1	1.5	1.6
Copper average grade in blister	(%)	96.0	96.06	96.75
Average smelter recovery	(%)	97.07	97.18	98.13
Average realized price copper blister	($ per pound)	2.63	3.35	3.51

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

The electrolytic zinc refinery’s major equipment includes a roaster with a capacity of 85 m2 of roasting area, a steam recovery boiler and an acid plant.  There is a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.  Additionally, the equipment includes a cell house with two electrowinning circuits to finally obtain metallic zinc; an alloy and molding area with two induction furnaces and four molding systems, two of them with chains to produce 25 kilogram ingots; and two casting wheels to manufacture one ton Jumbo pieces.  This refinery has a production capacity of 105,000 tons of refined zinc per year.

The table below sets forth 2008, 2007 and 2006 production information for our San Luis Potosi zinc refinery:

		2008	2007	2006(1)
Total zinc concentrate treated	(kt)	179.2	181.3	118.0
Refined zinc produced	(kt)	95.4	90.9	45.3
Sulfuric acid produced	(kt)	162.1	165.1	98.5
Refined silver produced	(kt)	10.0	10.3	9.2
Refined gold produced	(k)	6.0	5.0	7.0
Refined cadmium produced	(kt)	0.6	0.6	0.4
Average refinery recovery	(%)	95.2	94.0	73.35
Average realized price refined zinc	($ per lb)	0.89	1.46	1.67
Average realized price zinc concentrate	($ per lb)	0.88	1.57	1.46
Average realized price silver	($ per oz)	13.82	13.02	11.45

kt = thousand tons

(1)          Some production was lost due to a fire at the refinery in the first quarter of 2006.

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex, which began operations in 1924, is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It includes a) an underground coal mine, which has been closed as a result of a gas explosion in February 2006; b) an open pit mine with a yearly capacity of approximately 350,000 tons of coal; c) a coal washing plant completed in 1998 with a capacity of 900,000 tons per year that produces clean coal of a higher quality; and d) a re-engineered and modernized 21 coke oven facility capable of producing 105,000 tons of coke (metallurgical, nut and fine) per year of which 95,000 tons are metallurgical coke.  There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered.  There are also boilers to produce 80,000 steam pounds that are used in the by-products plant.  The re-engineering and modernization of 21 ovens was completed in April, 2006 and it is presently operating with no problems to report.

At present, the coke oven installation supplies the San Luis Potosi copper smelter with low-cost coke, resulting in significant cost savings to the smelter.  The surplus production is sold to Peñoles and other Mexican consumers in northern Mexico.  We expect to sell 37,438 tons of metallurgical coke in 2009.

Mine Exploration:

During 2008 there was no exploration activity at the Nueva Rosita unit.

The table below sets forth 2008, 2007 and 2006 production information for our Nueva Rosita coal and coke complex:

		2008	2007	2006
Coal mined — underground mine	(kt)	—	—	29.4
Coal mined — open pit	(kt)	296.8	97.4	185.9
Total coal mined	(kt)	296.8	97.4	215.3
Average BTU content	BTU/Lb	9,100.0	9,054.9	9,720.0
Average percent sulfur	%	1.80	1.78	0.80
Clean coal produced	(kt)	91.5	41.1	51.8
Coke tonnage produced	(kt)	70.3	63.4	55.7
Average realized price coal	($ per ton)	27.70	29.01	25.49
Average realized price arsenic clean coal	($ per ton)	45.00	—	47.07
Average realized price coke	($ per ton)	213.62	197.0	222.35

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $3.148 per pound for copper and $28.022 per pound for molybdenum, both current prices as of December 31, 2008.  The current prices for copper and molybdenum were $2.664 and $28.987 as of December 31, 2007 and $2.020 and $24.315 as of December 31, 2006.

For production planning purposes our management uses long-term metals price assumptions for copper and molybdenum.  These prices are intended to approximate average prices over the long term. Starting December 31, 2007 these price assumptions were changed to $1.20 per pound for copper and $9.00 per pound for molybdenum.  Average metal prices over the last 10 and 15 year periods and the continued positive outlook for these metals have led us to reappraise our view of prices.  In prior years, we used metals price assumptions of $0.90 per pound for copper and $5.00 per pound for molybdenum.

For the years 2008, 2007 and 2006, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets, for the years prior to 2006 the same reserve calculation was used to determine the amount of mine stripping that was capitalized and units of production amortization of capitalized mine stripping.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open pit:

Cuajone mine — Enrique A. Paredes, Mine Manager

Toquepala mine — Luis O. Ticona, Mine Manager

Mexican open pit:

La Caridad Mine - Marco A. Figueroa, Engineering and Mine Planning Superintendent

Cananea mine — Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA Unit:

Santa Barbara - Jorge M. Espinosa, Planning and Control Superintendent

Charcas - Jose P. Guerrero, Planning and Control Superintendent

Santa Eulalia — Guillermo Garcia, Planning and Control Superintendent

Taxco - Marco A. Gonzalez, Regional Geologist

San Martin - Maria I. Carrillo, Chief Engineer

For more information regarding our reserve estimates, please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies and Estimates—Ore Reserves.”

The table below details our proven and probable copper and molybdenum reserves as estimated at December 31, 2008.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT			MEXICAN IMMSA UNIT	Sensitivity to Change in metals prices (3)
	Cuajone Mine (1)	Toquepala Mine (1)	Cananea Mine (1)	La Caridad Mine (1)	TOTAL OPEN-PIT MINES	IMMSA (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.148	3.148	3.148	3.148	3.148	3.148	3.778	2.519
Molybdenum ($/lb.)	28.022	28.022	28.022	28.022	28.022	28.022	33.626	22.417
Cut-off grade	0.135%	0.139%	0.106%	0.085%	0.114%		0.098%	0.144%
Sulfide ore reserves (thousands of tons)	2,446,155	4,294,020	6,684,931	3,800,122	17,225,228	48,340	18,380,324	15,219,550
Average grade:
Copper	0.517%	0.442%	0.378%	0.223%	0.379%	0.470%	0.365%	0.408%
Molybdenum	0.019%	0.021%	—	0.029%	0.024%	—	0.024%	0.024%
Lead	—	—	—	—	—	0.880%	—	—
Zinc	—	—	—	—	—	3.140%	—	—
Leachable material (thousands of tons)	19,257	1,304,621	1,773,625	1,145,308	4,242,811	—	4,039,305	4,864,465
Leachable material grade	0.454%	0.064%	0.127%	0.117%	0.106%	—	0.091%	0.131%

Waste (thousands of tons) (5)	7,566,914	13,835,964	6,833,021	1,122,993	29,358,892	—	30,024,856	28,059,125
Total material (thousands of tons)	10,032,326	19,434,605	15,291,577	6,068,423	50,826,931	—	52,444,485	48,143,140
Stripping ratio	3.10	3.53	1.29	0.60	1.95	—	1.85	2.16

Leachable material
Reserves in stock (thousands of tons)	19,525	1,014,789	707,552	551,344	2,293,210	—	2,293,210	2,293,210
Average copper grade	0.474%	0.146%	0.127%	0.251%	0.168%	—	0.168%	0.168%

In pit reserves (thousands of tons)	19,257	1,304,621	1,773,625	1,145,308	4,242,811	—	4,039,305	4,864,465
Average copper grade	0.454%	0.064%	0.127%	0.117%	0.106%	—	0.091%	0.131%

Total leachable reserves (thousands of tons)	38,782	2,319,410	2,481,177	1,696,652	6,536,021	—	6,332,515	7,157,675
Average copper grade	0.464%	0.100%	0.127%	0.160%	0.128%	—	0.119%	0.143%
Copper contained in ore reserves (thousand of tons) (4)	12,734	19,815	27,522	9,813	69,884	227	70,732	68,488

(1)          The Cuajone, Toquepala, Cananea and La Caridad concentrator recoveries calculated for these reserves were 85.7%, 86.8%, 81.0% and 83.0%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)          The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,518 and 425 thousand tons, respectively.

(3)          In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2008.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.  The analysis above does not include our IMMSA unit’s underground mines, for which the sensitivity analysis is as follows:

	Sensitivity to 20% Change in Metals Prices
	Increase 20%	Decrease 20%
Sulfide ore reserves (thousands of tons)	48,831	46,553
Average grade copper	0.46%	0.47%
Copper contained (thousands of tons)	225	219

(4)          Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade plus (ii) the product of in-pit leachable reserves and the average copper grade.  Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2008 calculated based on long-term price assumptions of, $1.20 for copper and $9.00 for molybdenum.

	Cuajone Mine	Toquepala Mine	Cananea Mine	La Caridad Mine	Total Open-Pit Mines	IMMSA (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	$1.20	$1.20	$1.20	$1.20	$1.20	$1.20
Molybdenum ($/lb.)	$9.00	$9.00	$9.00	$9.00	$9.00	$9.00
Cut-off grade	0.303%	0.321%	0.366%	0.181%	0.310%	—
Sulfide ore reserves (thousands of tons)	1,601,229	2,018,318	1,833,860	888,193	6,341,600	34,307
Average grade:
Copper	0.558%	0.594%	0.624%	0.344%	0.559%	0.550%
Molybdenum	0.020%	0.035%	—	0.028%	0.028%	—
Lead	—	—	—	—	—	1.000%
Zinc	—	—	—	—	—	3.330%
Leachable material
(thousands of tons)	11,602	1,953,365	3,117,556	1,587,596	6,669,579	—
Leachable material grade	0.581%	0.199%	0.268%	0.177%	0.227%	—
Waste (thousands of tons)	3,668,193	8,149,976	2,719,387	426,392	14,963,948	—
Total material (thousands of tons)	5,280,484	12,121,659	7,670,803	2,902,181	27,975,127	—
Stripping ratio	2.30	5.01	3.18	2.27	3.41	—

Leachable material
Reserves in stock (thousands of tons)	19,525	1,014,789	707,552	551,344	2,293,210	—
Average copper grade	0.474%	0.146%	0.127%	0.251%	0.168%	—
In-pit reserves (thousands of tons)	11,062	1,953,365	3,117,556	1,587,596	6,669,789	—
Average copper grade	0.581%	0.199%	0.268%	0.177%	0.227%	—
Total leachable reserves (thousands of tons)	30,587	2,968,154	3,825,108	2,138,940	8,962,789	—
Average copper grade	0.513%	0.181%	0.242%	0.196%	0.212%	—
Copper contained in ore reserves (thousands of tons) (2)	8,999	15,876	19,798	5,865	50,538	189

(1)          The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,142 and 343 thousand tons, respectively.

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

4.               In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

Tonnage and grade reconciliation for 2008 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	30,374	0.755	30,217	0.751	157	0.004
Toquepala	21,757	0.607	21,328	0.608	429	(0.001)
Cananea	12,852	0.633	12,545	0.630	307	0.003
La Caridad	32,332	0.374	31,779	0.380	(553)	0.016

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves:

As of December 31, 2008

	Proven	Probable
	(average spacing in meters)
Cuajone	87.22	124.37
Toquepala	80.32	113.18
Cananea	51.96	100.94
La Caridad	44.40	101.54

Item 3. Legal proceedings

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 14 “Commitments and Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 4A. Executive Officers of Registrant

Executive Officers of the Registrant

Set forth below are the executive officers of the Company, their ages as of January 31, 2009 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	55	Chairman of the Board and Director
Oscar Gonzalez Rocha	70	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	62	President, Chief Executive Officer of Southern Copper Minera Mexico, Chief Operating Officer of SCC, and Director
Genaro Guerrero Diaz Mercado	49	Vice President, Finance and Chief Financial Officer
Armando Ortega Gomez	48	Vice President, Legal, General Counsel, Secretary and Director
Jose N. Chirinos Fano	67	Comptroller
Jose de los Heros Ugarte	48	Vice President, Commercial
Vidal Muhech Dip	68	Vice President, Projects
Remigio Martinez Müller	65	Vice President, Explorations

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999, Chief Executive Officer from December 1999 to October 2004, and as a member of the Board of Directors since November 1999.  He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994.  Mr. Larrea has been Chairman of the Board of Directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997.  Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the Board of Directors since 1981.  He is also Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (holding), Compañia Perforadora Mexico, S.A. de C.V., (drilling company), Mexico Compañia Constructora, S.A. de C.V. (construction company) and Fondo Inmobiliario (real estate company), since 1992.  He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the company was sold.  He is also a director of Banco Nacional de Mexico, S.A. (Citigroup), which forms part of Grupo Financiero Banamex, S.A. de C.V., Consejo Mexicano de Hombres de Negocios, and Grupo Televisa, S.A.B.

Oscar Gonzalez Rocha has served as our President since December 1999 and our Chief Executive Officer since October 21, 2004.  He has been our Director since November 1999.  Previously, he was our President and General Director and Chief Operating Officer from December 1999 to October 20, 2004.  He was a Director of Grupo Mexico from 2002 to January 2009.  Previously he was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea S.A. de C.V. from 1990 to 1999.  He was an Alternate Director of Grupo Mexico from 1988 to April 2002.

Xavier Garcia de Quevedo Topete has served as President of Minera Mexico since September 2001 to date and President and Chief Executive Officer of Southern Copper Minera Mexico

and our Chief Operating Officer since April 12, 2005.  He also served as a member of our Board of Directors from November 1999 to the present.  He has been the President and Chief Executive Officer of Americas Mining Corporation since September 7, 2007.  Mr. Garcia de Quevedo initiated his professional career in 1969 with Grupo Mexico.  He was President of Grupo Ferroviario Mexicano S.A. de C.V., and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and General Director of Exploration and Development of Grupo Mexico from 1994 to 1997.  He has been a director of Grupo Mexico since April 2002.  He was also Vice President of Grupo Condumex for eight years.  Mr. Garcia de Quevedo is the Chairman of the Mining Chamber of Mexico.

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

Jose N. Chirinos Fano has served as our Comptroller since April 2005 and as our Treasurer from April 2004 to April 2005.  Mr. Chirinos also served as our interim Chief Financial Officer from June to December 2007.  He has been General Director of Comptroller and Finance since December 1999.  From January 1994 until April 2005 he was our Assistant Comptroller.  Since January 2004, Mr. Chirinos has been Vice President of Finance and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.  He has held various positions in Accounting, Administration and Finance during his 42 years at our Company.

Jose de los Heros Ugarte was appointed Vice President, Commercial on November 21, 2008.  Mr. de los Heros has held several positions with the Company since 1983 including holding the position of Commercial Director of SPCC from 1999 to 2008.  Mr. De los Heros directs the Company’s commercial operations worldwide from the offices in Peru, Mexico and the United States.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2008, there were 1,174 holders of record of our Common Stock.  SCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  The SCC Common Stock symbol is PCU on the NYSE and PCU on the BVL.

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE, and the BVL for the periods indicated.  Dividends per share and the stock market price have been retroactively adjusted to reflect the 2008 stock split.

	2008					2007
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share	$0.47	$0.57	$0.57	$0.33	$1.94	$0.57	$0.50	$0.53	$0.67	$2.27

Stock market Price
NYSE:
High	$39.80	$41.34	$35.70	$18.37	$41.34	$25.00	$31.81	$41.72	$47.12	$47.12
Low	$26.72	$33.77	$18.72	$9.19	$9.19	$16.84	$24.21	$28.18	$32.97	$16.84

BVL:
High	$39.67	$41.63	$35.15	$18.41	$41.63	$25.00	$32.10	$41.73	$47.17	$47.17
Low	$25.01	$33.82	$18.70	$10.30	$10.30	$16.77	$24.26	$27.33	$33.17	$16.77

Shareholder Return Performance Presentation

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s Common Stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2008.  The Company’s Common Stock commenced trading on the New York Stock Exchange on January 5, 1996.  The chart below analyzes the total return on SCC’s Common Stock for the period commencing  December 31, 2003 and ending December 31, 2008, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the five-year period commencing December 31, 2003 and ending December 31, 2008.  In 2004, SCC’s stock provided a positive return of 3.63%, compared to a positive return of 8.99% and 33.01% for the S&P 500 and the S&P Metals and Mining Select Industry Index, respectively.  In 2005, SCC’s stock return was positive 58.26% compared to 3.00% and 21.23% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively.  In 2006, SCC’s stock ´provided a positive return of 74.99% compared to 13.62% for the S&P 500 and 33.83% for S&P Metals and Mining Select Industry Index.  In 2007, SCC’s stock provided a positive return of 115.34% compared to 3.53% for S&P 500 and 41.71% for S&P Metals and Mining Select Industry Index. In 2008, SCC´s stock had a negative return of 50.65%, compared to negative returns of 38.49& and 60.02% for the S&P 500 and for S&P Metals and Mining Select Industry Index, respectively.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

*                 Total return assumes reinvestment of dividends

**          The comparison assumes $100 invested on December 31, 2003

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

On January 30, 2009, a dividend of $0.117 per share was announced payable March 30, 2009 to shareholders of record as of March 11, 2009.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11 — “Financings” to our consolidated financial statements.

The following table sets forth certain information related to the Equity Compensation Plan Information related to our shares held as treasury stock for the Directors stock award plan at December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Directors’ stock award plan	N/A	N/A	370,800

SCC share repurchase program:

In 2008 the Company’s Board of Directors authorized a $500 million share repurchase program.  During 2008 the Company purchased 28.5 million shares of its common stock at a cost of $384.7 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table presents the repurchase program activity for the year 2008:

				Total Number	Maximum Number
				of Shares Purchased	of Shares that
Period		Total Number of	Average Price	as Part of Publicly	May Yet Be Purchased
From	To	Shares Purchased	Paid per Share	Announced Plan	Under the Plan @ $16.06
08/11/2008	08/31/2008	410,150	$22.91	410,150

09/01/2008	09/30/2008	2,900,000	$20.37	3,310,150

10/01/2008	10/31/2008	9,100,000	$12.65	12,410,150

11/01/2008	11/30/2008	10,621,800	$12.55	23,031,950

12/01/2008	12/31/2008	5,478,200	$12.37	28,510,150	7,182,056
	Total	28,510,150	$13.49

Please see Note 22 “Subsequent Events” for further purchases in 2009.

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2008, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

(In millions, except capital
stock and financial ratios, except where noted)
	Year Ended December 31,

Statement of Earnings Data	2008	2007	2006	2005	2004
Net sales	$4,850.8	$6,085.7	$5,460.2	$4,089.1	$3,096.7
Operating income	2,201.9	3,497.4	3,054.3	2,071.0	1,482.4
Minority interest	(7.9)	(10.2)	(9.3)	(12.5)	(4.7)
Net earnings	$1,406.6	$2,216.4	$2,037.6	$1,400.1	$982.4

Per share amounts: (1)
Earnings basic and diluted	$1.60	$2.51	$2.31	$1.59	$1.11
Dividends paid	$1.94	$2.27	$1.71	$0.97	$0.22

	As of December 31,
Balance Sheet Data	2008	2007	2006	2005	2004

Cash and cash equivalents	$716.7	$1,409.3	$1,022.8	$876.0	$710.7
Total assets	5,764.3	6,580.6	6,376.4	5,687.6	5,319.2
Total long-term debt, including current portion	1,290.0	1,449.8	1,528.1	1,172.1	1,330.3
Total liabilities	2,368.9	2,715.8	2,695.8	2,348.8	2,494.3
Total stockholders’ equity	$3,381.3	$3,848.1	$3,666.6	$3,326.1	$2,813.6

	Year Ended December 31,
Statement of Cash Flows	2008	2007	2006	2005	2004

Cash provided from operating activities	$1,720.6	$2,703.5	$2,059.3	$1,663.5	$1,172.4
Depreciation, amortization and depletion	327.3	327.9	275.1	277.2	192.6
Cash used for investing activities	(410.9)	(246.0)	(725.3)	(435.9)	(219.5)
Capital expenditures	(516.7)	(315.7)	(455.8)	(470.6)	(228.3)
Cash used for financing activities	(2,048.0)	(2,088.3)	(1,164.3)	(1,064.4)	(540.6)
Dividends paid	(1,710.8)	(2,002.3)	(1,509.1)	(853.9)	(191.4)

	Year Ended December 31,
Capital Stock (1)	2008	2007	2006	2005	2004
Common shares outstanding — basic and diluted (in thousands)	854,900	883,397	883,384	883,368	883,353
NYSE Price — high	$41.34	$47.12	$19.37	$11.77	$9.02
NYSE Price — low	$9.19	$16.84	$11.55	$6.94	$4.42
Book value per share	3.96	4.36	4.15	3.77	3.19
P/E ratio	10.03	14.05	7.79	7.04	7.08

	Year Ended December 31,
Financial Ratios	2008	2007	2006	2005	2004

Gross margin(2)	48.3%	59.7%	58.0%	53.2%	50.7%
Operating income margin(3)	45.4%	57.5%	55.9%	50.6%	47.9%
Net margin(4)	29.0%	36.4%	37.3%	34.2%	31.7%
Current assets to current liabilities	2.11	2.84	2.84	2.15	1.70
Net debt(5)/total capitalization(6)	14.5%	1.0%	12.1%	8.2%	18.0%
Ratio of earnings to fixed charges(7)	20.8x	25.4x	27.2x	17.8x	12.6x

(1)          Number of shares and values per share has been adjusted to reflect the 2008 and 2006 stock splits.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2008.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for us, including our Minera Mexico subsidiary, on a consolidated basis for all periods.  Our financial results may not be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations.  Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors.  See “Cautionary Statements.”

OVERVIEW

Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  Market forces outside of our control largely determine the sales prices for our products.  Our management, therefore, focuses on copper production, cost control, production enhancement and maintaining a prudent capital structure to remain profitable.  We believe we endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

Since our inception, we have principally maintained operations in Peru.  However, in recent years, we have refocused our strategies to internationalize our business and broaden our market exposure.  In 2003, we acquired exploration properties in Chile, which are being evaluated for potential exploitation and, in 2005 we acquired Minera Mexico, with substantial mining operations in Mexico.  The acquisition was accounted for in a manner similar to a pooling of interests as it involved the reorganization of entities under common control.

The year 2008 was a turbulent time for the world’s economies and it appears to us that this will continue at a minimum through 2009.  The sub-prime mortgage crisis in the United States led to liquidity issues at the major financial institutions and this spread through most of the industrialized world.  These problems began to have a significant effect on our industry in the third quarter of 2008 and continued through the balance of the year as metal prices declined.  The LME copper price ended 2007 at $3.03 per pound and averaged $3.62 per pound for the first three quarters of 2008; the copper price in the fourth quarter, however, averaged $1.77 per pound and ended the year at $1.32 per pound.  Early in 2009, through mid-February we see copper averaging about $1.49 per pound.  These metal prices are being influenced by current economic distress and also by inventory adjustments (draw-downs) by the worlds’ copper consumers.  We anticipate that the inventory adjustments will be completed later in 2009 and that demand will rise afterwards.  However, it is difficult to predict with any accuracy when this will occur.

While we are experiencing a major downturn, it must be remembered that we are in a cyclical industry and have historically operated through these up and down periods.  Our Company’s strengths lie in our ore reserves, our low operating costs, our strong cash position of $716.7 million and our low debt level of $1.3 billion, with no significant principal payments until 2015, which we believe will permit us to maintain our profitability and positive cash flow.  Nevertheless, we have suspended most of our capital investments in new as well as in expansion projects, as we believe this prudence and business discipline is needed during the current low commodity cycle.

By most objective results 2008 was a good year for our Company.  Sales of $4.9 billion and net earnings of $1.4 billion were the third highest in our history, and dividend distributions to our shareholders of $1.7 billion were the second highest in our history.  Additionally, the average 2008 LME price of copper of $3.16 per pound and the average molybdenum price of $28.42 were the second and third highest average prices, respectively, for these metals.  However, the year closed with declining metal prices and resulted in a fourth quarter loss of $124.7 million, the first such loss of our Company since we combined our Peruvian operations with Minera Mexico in 2005.  The declining fourth quarter metal prices also created an adjustment to sales to write down provisionally priced sales to the lower realized prices and lower future prices.  This occurred as much of our copper, and almost all of our molybdenum sales, take their final price in months subsequent to shipment.  Sales value for these provisionally priced shipments are recorded at prices in effect at the time of shipment, so that in a time of decreasing metal prices prior months sales create a negative adjustment to sales.  The effect in 2008 of the provisional price adjustment was a reduction in net sales of $403.5 million and an estimated reduction in net earnings of $251.5 million.

Net sales for 2008 were $4.9 billion, as compared to $6.1 billion in 2007. The year end drop off in prices and lower volumes caused this decrease.  Net earnings for 2008 were $1.4 billion, as compared to $2.2 billion in 2007, this decrease was primarily caused by the decreasing metal prices and lower sales volumes and higher 2008 production cost.  In 2008, capital spending and exploration spending totaled $553.6 million, as compared to $356.0 million in 2007.  Included in 2008 spending is $118.0 million for the Tia Maria project and $37.7 million for the Toquepala expansion project.  In 2008 we distributed $1.7 billion in cash dividends to our shareholders, as compared to $2.0 billion in 2007.  In light of the current economic situation we will continue to monitor dividend distributions throughout 2009.  Please see our dividend policy under “other liquidity considerations” in this item.

In 2008 copper mine production decreased by 227.6 million pounds from prior year, largely as a result of the strike at our Cananea mine.  Zinc and silver production, in 2008 also decreased, while molybdenum production increased slightly.  Despite these decreases, we exceeded our production objectives at the open pit mines of Toquepala, Cuajone and La Caridad, as well as at the IMMSA underground units of Charcas, Santa Eulalia, Santa Barbara, the coking facility at Nueva Rosita and the La Caridad precious metals plant.

A continuing area of concern for our Company is the strike at our Cananea mine, as well as Taxco and San Martin.  This strike began in July 2007 and continues into 2009.  While positive judicial rulings have been issued a number of times, these have been generally followed by appeals that reversed the previous decisions.  Most recently, in December 2008, the Mexican Federal Labor Court ruled in favor of the Company and declared the strike illegal.  The union appealed this decision and on January 7, 2009, the judge of the fifth district on labor matters annulled the favorable decision to the Company.  We have filed a request for a review of this ruling before an appellate federal court.  We will continue to pursue a favorable resolution of the labor stoppage.  It is expected that production at Cananea will remain suspended until these labor issues are resolved.  We estimate that these strikes have reduced production of copper and zinc in 2008 by 425.6 million pounds and 52.0 million pounds, respectively, and have reduced operating income by approximately $1.1 billion.  We are hopeful of resolving these strikes in 2009, but it is difficult to predict with any accuracy when this will occur.

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues and (v) our expansion and modernization program and environmental protection program.

Operating Cash Costs

An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” below.  We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges and by-products revenue and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc, silver and the premium over market price that we receive on copper sales.  We account for the by-product revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in silver and zinc, has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature and the royalty charge.

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2008.  We present cash costs with and without the inclusion of by-product revenues.

				Positive (negative) Variance
(Cents per pound)	2008	2007	2006	2008-2007	2007-2006
Operating cash cost per pound of copper produced and purchased	34.1	(13.3)	15.9	(47.4)	29.2
Less: by-products revenue	137.3	151.3	112.4	(14.0)	38.9
Operating cash cost per pound of copper produced and purchased without by-products revenue	171.4	138.0	128.3	(33.4)	(9.7)

2008 against 2007:

As seen on the chart above, our cash cost per pound for 2008 when calculated with by-products revenue are costs of 34.1 cents per pound compared with a credit of 13.3 cents per pound in 2007.  The decrease in the by-products credit in the 2008 period was largely due to lower molybdenum prices especially in the last quarter of the year.  The effect of lower molybdenum prices reduced the by-products credit by approximately 13.7 cents per pound for 2008.

Our per pound cash cost, excluding by-product revenues, were higher by 33.4 cents per pound in 2008 compared to 2007 due to a decrease of 17.4% in copper production, principally as a result of the Cananea mine strike, which increased cash cost by 18.1 cents and the higher power and fuel cost which increased cash cost by 9.9 cents.

2007 against 2006:

Our cash cost per pound for 2007 when calculated with by-products revenue was a credit of 13.3 cents per pound compared with a cost of 15.9 cents per pound in 2006.  The increase in the by-products credit in the 2007 period was largely due to higher molybdenum prices and sales volume.  The credit for molybdenum sales was 84.9 cents per pound in 2007 as compared to 42.0 cents per pound in 2006.

Our cash cost, excluding by-product revenues, were higher by 9.7 cents per pound in 2007 compared to 2006 and this was due to 15.8 cents of higher production cost (mainly labor, power and fuel cost) as well as to 6.5 cents per pound of higher freight due to the sale of concentrates which were partially offset by 11.8 cents per pound of lower purchases of third-party metals.

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

We are subject to market risks arising from the volatility of copper and other metals prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the estimated change in net earnings resulting from metal price changes in 2009 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$6.0	$22.4	$1.3	$9.7

Business Segments

We view our Company as having three operating segments and manage on the basis of these segments.  These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and Cananea mine complexes, the smelting and refining plants and support facilities which service both mines.  The Mexican open pit operations produce copper, with significant by-products production of molybdenum, silver and other material.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note 20 of our consolidated financial statements.

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

	Year Ended December 31,
	2008	2007	2006
Peru
Peruvian inflation rate	6.6%	3.9%	1.1%
Nuevo sol/dollar devaluation/(appreciation) rate	4.8%	(6.3)%	(6.8)%
Mexico
Mexican inflation rate	6.5%	3.8%	4.1%
Peso/dollar devaluation/(appreciation) rate	24.5%	(0.1%)	1.5%

Capital Expansion Program

We made capital expenditures of $516.7 million, $315.7 million and $455.8 million in 2008, 2007 and 2006, respectively, and we expect to make capital expenditures, of approximately $392.6 million in 2009.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

The table below sets forth our capital expenditures for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(dollars in millions)
Projects
Ilo smelter modernization (including marine trestle)	$6.6	$21.0	$160.9
Tia Maria — Arequipa —Peru	118.0
Cuajone ball mill	1.4	10.0	0.4
Toquepala crushing, conveying system for leach material	0.1	2.0	3.3
Toquepala concentrator expansion	37.7	—	—
Cuajone concentrador expansion	18.2
Tailings disposal — Quebrada Honda dam	21.7	13.8	2.5
Cuajone leaching pad	—	1.4	2.4
PLS dams at Huanaquera	0.3	10.5	15.6
Pilares Mine	20.0	—	—
La Caridad tailings dam - internal dikes	2.1	2.1	3.4
Metallurgical laboratory — La Caridad	1.5	1.8	—
La Caridad gas handling system	11.3	12.2	4.7
La Caridad by-products treatment plant	6.9	—	—
La Caridad Vertical lime kiln	7.1	2.0	0.5
PLS dams and leaching system Cananea	—	4.1	0.8
Cananea SX/EW plant III	—	0.2	1.9
Cananea crusher and conveyors system for leach material Phases II and III	13.6	21.5	7.2
La Caridad crusher high efficiency system	2.8	—	—
Nueva Rosita coke furnaces	—	—	3.5
San Martin underground shaft	—	—	2.6
La Caridad tailings dam growth — Concentrator	—	1.9	—
El Arco feasibility study, land a water	3.9	—	—
Santa Barbara Segovedad II mine expansion and conveyor and main substation	6.5	3.7	0.8
Total project expenditures	279.7	108.2	210.5

Replacement capital expenditures:
Mexico	138.4	139.0	177.1
Peru	98.5	68.5	68.2
Total replacement expenditures	236.9	_207.5	245.3
Total capital expenditures	$516.6	$315.7	$455.8

In light of the current business environment we have suspended most of our capital investments in new as well as in expansion projects.  Set forth below are descriptions of some of our current expected capital expenditures.  The Company expects to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing if required.

Peruvian Operations:

Tia Maria:  The Tia Maria project, which includes the Tia Maria and the La Tapada deposits, is located in the department of Arequipa on the southern coast of Peru and is part of a copper porphyritic system.

The feasibility studies in 2008 for Tia Maria show 193 million tons of mineralized material with 0.302% copper content.  For La Tapada, the estimated mineralized resources show 445 million tons of mineralized material, with 0.434% copper content.  In 2008 the Company completed the basic engineering and started the detailed engineering studies for the project.  The environmental impact assessment is expected to be completed in the second quarter of 2009.

As of December 31, 2008, we have spent $118.0 million for the Tia Maria project.  We are currently evaluating whether to put on hold or to slow down the spending in light of current market conditions and capital equipment cost.  We estimate spending $140.0 million on this project during 2009, which includes funds necessary to complete environmental and engineering studies, as well as spending previously committed.  When completed the new operating unit is expected to produce 120,000 tons of copper cathodes per year.

Toquepala concentrator expansion: As of December 31, 2008, we have spent $37.7 million for the Toquepala expansion.  This project is designed to increase annual Toquepala copper production by approximately 100,000 tons per year.  We completed the feasibility study.  The basic engineering is almost completed and detailed engineering will be started.  The environmental impact assessment is also underway and is expected to be completed in the fourth quarter of 2009.  We expect to spend $113.0 million in 2009, to complete studies and for previously committed orders.  After that we will put on hold making any new additional capital spending commitments for this project.

Cuajone concentrator expansion: For the Cuajone concentrator expansion project we have completed the feasibility study and will only continue at this point with the environmental impact assessment.  However, any further spending is being deferred pending improvement in economic conditions.

Ilo Smelter Modernization:  This project was completed in January 2007 and has allowed our Company to increase sulfur capture over the 92% requirement established in our agreement with the Peruvian government.  A complimentary project to the Ilo smelter modernization is the construction of a marine trestle to offload the sulfuric acid produced at the smelter directly to offshore ships.  At December 31, 2008 this project reached 66% completion and is expected to be completed in June 2009.  The completed project is expected to ease congestion in our Ilo area.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment and materials was finished.  Construction of the main civil and mechanical and electrical installations for the main and lateral dams has been completed.  The lateral dam was commissioned in December 2008 and the main dam will be commissioned in February 2009.  Progress on the first stage of this project is 99.7% complete and the balance is expected to be completed by March 2009.  The total cost of this project is estimated to be $66.0 million, with $38.0 million expended through December 31, 2008.

Mexican operations:

The Company will continue with the environmental projects at its mining and metallurgical facilities.  At La Caridad metallurgical complex the gas handling and dust and effluent treatment projects are being completed. These projects are at 93% and 70% of completion, respectively, and have a combined budget of $9.0 million for 2009.

The Agua Prieta lime plant modernization project, in the Mexican state of Sonora, is moving forward to completion. When finished, this project is expected to reduce the annual lime cost of our Mexican operations by approximately $9.0 million.  The capital budget for this project is $14.0 million.

Other Expenditures:

Regarding our copper deposit projects at Los Chancas in Peru, El Arco, Pilares and the underground polymetallic mine in Angangueo in Mexico, we will continue to evaluate them, but will defer making a final decision until economic conditions improve.

All capital projects related to Cananea are on hold pending resolution of the labor situation.  These include the new SX-EW plant, the concentrator expansion and a molybdenum circuit at this operation.

Potential Projects:

We have a number of projects that we may develop in the future.  We evaluate new projects on the basis of our long-term corporate objectives, expected return, environmental needs, required investment and estimated production, among other considerations.  All capital expenditures have been stopped or are under review.  We believe that this discipline is required in response to the weakened commodity prices and economic uncertainties.

The above information are estimates only.  We cannot make any assurance that we will undertake any of these projects or that the information noted is accurate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, tax positions, fair value of financial instruments, and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Ore Reserves:  For purposes of our long-term production planning, we use metal price assumptions of $1.20 per pound for copper and $9.00 per pound for molybdenum.  Prior to 2007, we used $0.90 per pound and $5.00 per pound for copper and molybdenum, respectively.  These prices are intended to approximate average prices over the long term.  Ore reserves based on these prices are the basis for our internal planning, including the preparation of the mine plans for our mines.  Our management uses these price assumptions, as it believes these prices reflect the full price cycle of the metals market.

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated.  We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $3.15 per pound for copper and $28.02 per pound for molybdenum, both current average prices as of December 31, 2008.  The current average per pound prices for copper and molybdenum were $2.66 and $28.99, respectively, as of December 31, 2007 and $2.02 and $24.31, respectively, as of December 31, 2006.

Certain financial information is based on reserve estimates calculated on the basis of current average prices.  These include amortization of intangible assets and mine development.

Leachable Material:  At one of our Mexican mines, we capitalize the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in leach dumps.  The amortization of the capitalized cost is determined based on the depletion period of the leach dumps, which is estimated to be five years.

If we were to have expensed all capitalized leaching costs associated with this mining operation as incurred, net operating cost would have decreased by $57.6 million and $10.1 million for the years 2008 and 2007, respectively, and increased $19.3 million for the year 2006.

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

We further discuss our Asset Retirement Obligation in Note 10 to our consolidated financial statements included herein.

Revenue Recognition:  For certain of our sales of copper and molybdenum products, customer contracts allow for pricing based on a month subsequent to shipping, generally ranging between one and six months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward LME or COMEX copper prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract. (See details under “Provisionally prices sales” below).

Derivative Instruments: We utilize certain types of derivative financial instruments to enhance our ability to manage risks that exist as part of our ongoing business operations and to enhance our return on Company assets.  Derivative contracts are reflected as assets or liabilities in the balance sheet at their fair value.  The estimated fair value of the derivatives is based on market and/or dealer quotations and in certain cases valuation modeling.  From time to time we have entered into copper and zinc swap contracts to protect a fixed copper and zinc price for portions of our metal sales, hedging contracts to fix power prices for a portion of our production costs, interest rate swap agreements to hedge the interest rate risk exposure on certain of our bank obligations with variable interest rates, currency swap arrangements to ensure Mexican peso/ U.S. dollar conversion rates.  Gains and losses related to copper and zinc hedges are included in net sales, gain and losses related to power costs are included in cost of sales, all other gains and losses on derivative contracts are included in “Gain (loss) on derivative contracts” in the consolidated statement of earnings.

Income Taxes: In preparing our consolidated financial statements, we recognize income taxes in each of the jurisdictions in which we operate.  For each jurisdiction, we calculate the actual amount currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in rate is recognized through the income tax provision in the period that the change is enacted.

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

Our Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” guidance to record these liabilities (See Note 8 “Income Taxes” of the consolidated financial statements for additional information).  We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.

Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle.  We are currently using a long-term average copper price of $1.80 per pound of copper and an average molybdenum price of $12.00 per pound, along with near-term price forecast, for 2008 through 2010, reflective of the current price environment, for our impairment tests.  We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value.  Due to the illegal work stoppage we have performed an impairment analysis on the assets at the Cananea mine.  We continue to provide periodic maintenance to the assets and expect to begin operations at this mine in the near future.  We have determined through our impairment analysis that no impairment exists as of December 31, 2008.  Should estimates of future copper and molybdenum prices decrease significantly, impairments could result.

Provisionally Priced Sales

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2008, 2007 and 2006:

	Year Ended December 31,
Provisionally Priced Sales	2008	2007	2006
Copper
Millions of pounds	141.0	165.9	169.9
Priced at average of (per pound)	$1.39	$3.03	$2.87
Molybdenum
Millions of pounds	6.3	4.7	7.3
Priced at average of (per pound)	$9.50	$32.38	$24.50

Provisional sales adjustments included in accounts receivable and net sales at December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
Provisional Sales Adjustments	2008	2007	2006
	(dollars in millions)
Copper	$(44.2)	$(42.0)	$(47.3)
Molybdenum	(53.1)	—	(11.5)
Total	$(97.3)	$(42.0)	$(58.8)

During the month of January 2009, the market price of copper increased and the price of molybdenum decreased slightly.  The effect of these changes on 2008 sales settling in January 2009 was an increase of $1.1 million in sales.  Additionally, forward prices for copper as of January 31, 2009 also increased, the effect of this increase on 2008 open sales settling after January 2009 would be an increase of $3.2 million in sales.

Results of Operations

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2008.

	Year Ended December 31,
Statement of Earnings Data	2008	2007	2006
	(dollars in millions)

Net sales	$4,850.8	$6,085.7	$5,460.2
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,182.2)	(2,122.2)	(2,019.8)
Selling, general and administrative	(102.4)	(98.0)	(88.3)
Depreciation, amortization and depletion	(327.3)	(327.9)	(275.1)
Exploration	(37.0)	(40.2)	(22.7)

Operating income	2,201.9	3,497.4	3,054.3
Interest expense	(105.9)	(123.2)	(113.4)
Interest capitalized	6.8	14.7	27.9
Interest income	48.4	82.5	50.2
Loss on debt prepayments	—	(16.6)	(1.1)
Loss on derivative instruments	(74.6)	(73.7)	(11.6)
Other income (expense)	17.2	30.8	(0.3)
Income taxes	(679.3)	(1,185.3)	(959.1)
Minority interest	(7.9)	(10.2)	(9.3)
Net earnings	$1,406.6	$2,216.4	$2,037.6

The table below outlines the average published market metals prices for our metals for each of the years ended December 31, 2008, 2007 and 2006:

Average Market Metals Prices

	Year Ended December 31,			% Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Copper price ($ per pound - LME)	$3.16	$3.23	$3.05	(2.2)%	5.9%
Copper price ($ per pound - COMEX)	$3.13	$3.22	$3.09	(2.8)%	4.2%
Molybdenum price ($ per pound)(1)	$28.42	$29.91	$24.38	(5.0)%	22.7%
Zinc price ($ per pound - LME)	$0.85	$1.47	$1.49	(42.2)%	(1.3)%
Silver price ($ per ounce - COMEX)	$14.97	$13.39	$11.54	11.8%	16.0%

(1)         Platt’s Metals Week Dealer Oxide.

Segment Sales Information

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2008:

Copper Sales (million pounds)	Year Ended December 31,
	2008	2007	2006
Peruvian operations	793.7	863.4	860.9
Mexican open-pit	321.9	512.0	594.8
Mexican IMMSA unit	35.5	30.9	36.4
Intersegment elimination	(36.6)	(75.8)	(105.9)
Total copper sales	1,114.5	1,330.5	1,386.2

By-product Sales (million pounds, except silver - million ounces)	Year Ended December 31,
	2008	2007	2006
Peruvian operations:
Molybdenum contained in concentrate	20.3	21.9	20.6
Zinc-refined and in concentrate (1)	18.6	40.3	49.6
Silver	3.7	4.9	5.6

Mexican open-pit operations:
Molybdenum contained in concentrate	16.1	14.0	5.0
Zinc-refined and in concentrate (1)	—	—	15.5
Silver	4.5	3.6	4.5

IMMSA unit
Zinc-refined and in concentrate	220.7	250.6	273.1
Silver	8.9	10.7	12.0

Intersegment elimination
Zinc	(18.2)	(39.1)	(57.1)
Silver	(2.1)	(0.9)	(2.3)

Total by-product sales
Molybdenum contained in concentrate	36.4	35.9	25.6
Zinc-refined and in concentrate	221.1	251.8	281.1
Silver	15.0	18.3	19.8

(1)         Through 2006, the Mexican open-pit operations purchased zinc products from IMMSA for resale to its customers.  This practice was discontinued in 2006 and IMMSA’s zinc sales were either to their customers or to the Peruvian segment, who in turn resold to their customers.

Results of Operations for the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Net sales

Net sales in 2008 were $4,850.8 million, compared with $6,085.7 million in 2007, a decrease of $1,234.9 million or 20.3%.  The decrease was principally attributable to a decrease in sales volume of 16.2% and a decline in metal prices.

Copper sales volume decreased 16.2% in 2008 due to a 17.4% decrease in production principally due to the ongoing strike at the Cananea mine and lower ore grades at the Toquepala and La Caridad mines. In 2007, we also lost sales volume at Cananea due to a strike but to a lesser extent than in 2008.  In addition, zinc and silver sales volume decreased as result of the strikes at some of our other Mexican operations.

The decline in metal prices began late in the third quarter of the year and continued through the fourth quarter.  Copper was 2.8% and 2.2% lower in 2008, depending on whether it was COMEX or LME market, the molybdenum price was 5.0% lower and zinc prices were 42.2% lower.  As a result of the decreasing copper and molybdenum prices, adjustments for provisionally priced sales reduced 2008 net sales by approximately $403.5 million.  In 2008, approximately 60% of our copper and almost all of our molybdenum were sold under contracts that based the final sales price on months subsequent to shipment.

Net sales in 2008 also include a $137.0 million gain on copper derivatives compared with a gain of $10.9 million in 2007.

The table below presents information regarding the volume of our copper sales products.

	Year Ended December 31,
Copper Sales (million pounds)	2008	2007
Refined	657.4	586.4
Blister	21.9	51.4
Anode	22.0	31.1
Concentrates and other	101.4	255.9
SX/EW	142.2	190.4
Rod	169.6	215.3
Total	1,114.5	1,330.5

Mine copper production was 1,077.9 million pounds in 2008, a decrease of 17.4% from 2007.  This decrease of 227.6 million pounds included a reduction of 204.1 million pounds at our Mexican operations mainly due to strike related reductions at our Cananea and San Martin mines which were on strike almost all of 2008 and lower ore grade and PLS processed at the La Caridad mine.  Additionally, production at our Peruvian mines decreased by 23.5 million pounds mainly due to lower ore grades and recoveries at the Toquepala mine.

Molybdenum production and sales volume increased 1.1% and 1.3%, respectively in 2008 when compared to 2007.  The increases are principally due to higher grades from La Caridad mine.

Mine zinc production amounted to 235.7 million pounds in 2008, an 11.6% decrease from 2007.  The decrease of 31.1 million pounds in zinc production is mainly due to the strike losses at our Taxco and San Martin mines.

Copper made up 69.2% of net sales in 2008 compared with 69.5% in 2007.  Sales of by-products in 2008 totaled $1,495.9 million compared with $1,856.9 million in 2007, a decrease of 19.4%.  The decrease is principally attributable to the decrease in the sales prices for molybdenum as well as decrease in sales volume and prices for zinc.  The table below provides the sales of our by-products as a percentage of our total net sales.

	Year Ended December 31,
By-product Sales as a Percentage of Total Net Sales	2008	2007
Molybdenum	16.5%	17.8%
Zinc	4.0%	6.0%
Silver	4.3%	3.8%
Other by-products	6.0%	2.9%
Total	30.8%	30.5%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2008 was $2,182.2 million, compared with $2,122.2 million in 2007, an increase of $60.0 million, or 2.8%.  The increase in cost of sales was principally due to 1) $152.7 million of higher production cost, including, $113.2 million of higher fuel and power cost and $37.1 million of higher labor costs mainly in our Peruvian operations due to new labor agreements and the appreciation of the nuevo sol, and 2) $56.5 million of higher concentrates purchased from third parties to cover the loss of production at our Mexican mines.  These increases were partially offset by 1) $98.8 million of lower workers participation, 2) $13.2 million of lower mining royalties both due to the decrease in revenues as a result of lower metal prices and 3) $29.8 million of gain in currency translation mainly due to the depreciation of the Mexican peso.

Selling, general and administrative

Our selling, general and administrative expense in 2008 was $102.4 million, compared with $98.0 million in 2007, an increase of $4.4 million.  The increase was principally due to higher labor costs of $1.8 million, $1.5 million of higher legal and consulting services and $1.2 million of higher software and license fees.

Exploration

We maintain active exploration programs in Peru, Mexico and Chile.  Exploration expense in 2008 was $37.0 million and included $20.4 million in Peru (including Chile) and $16.6 million in Mexico, compared with $40.2 million in 2007, of which $25.4 million was in Peru (including Chile) and $14.8 million in Mexico.

Exploration expense at Tia Maria decreased from $8.9 million in 2007 to $4.6 million in 2008. The spending in 2007 was high because it included the Tia Maria feasibility study.  In 2008, Tia Maria entered the development stage as an economic project, please see “Capital expansion program”, under this Item 7.  Also in Peru, exploration spending on the Los Chancas project increased to $3.2 million in 2008 from $0.9 million in 2007, as we increased our spending on drilling and field work in 2008.  Additionally, in 2007 we spent $7.0 million on other feasibility studies, compared to $3.2 million in 2008.

Exploration spending in Mexico was $16.6 million in 2008, as compared to $14.8 in 2007.  Major spending in 2008 included drilling and field work at the Charcas and Santa Eulalia mines in our IMMSA unit.

Interest expense

Interest expense in 2008 was $105.9 million compared with $123.2 million in 2007, a decrease of $17.3 million.  Interest expense decreased in 2008 as a result of a decrease in our average debt outstanding, mainly due to the payment in April 2008 of $150 million of Series A of our Yankee bonds.  Please see “Liquidity and Capital Resources” for a further discussion of our financing program.

Capitalized interest

Capitalized interest in 2008 was $6.8 million, compared with $14.7 million in 2007, a decrease of $7.9 million.  This decrease is mainly due to the startup of the Ilo smelter modernization project in early 2007 and the start up of the new PLS dump project at Toquepala in late 2007.  Capitalized interest for these two projects was $3.2 million lower in 2008.  Capitalized interest in our Mexican operations decreased by $4.7 million in 2008 due to payment of our Yankee bonds.

Interest income

Interest income in 2008 was $48.4 million, compared with $82.5 million in 2007, a decrease of $34.1 million.  Our interest income decreased principally as a result of lower interest rates on cash investments in 2008 and lower average invested balances.

Loss on debt prepayments

Loss on debt prepayments in 2007 was $16.6 million.  This loss was related to the repurchase of $68.6 million of Series B of our Yankee bonds.  We did not prepay any debt in 2008.

Loss on derivative instruments

Loss on derivative instruments in 2008 was $74.6 million compared with $73.7 million in 2007.  Gain or losses on copper and other metal derivatives are included in net sales and gain or losses on gas derivatives are included in the cost of sales on the consolidated statement of earnings.  The loss on derivative instruments in 2008 and 2007 includes the following (in millions):

	2008	2007
Gain (loss) on US dollar/ Mexican peso exchange rate derivatives	$(74.6)	$8.6
Loss on embedded derivatives in short-term investments	—	(81.0)
Loss on dual currency notes	—	(1.3)
Total	$(74.6)	$(73.7)

The $74.6 million loss on US dollar/ Mexican peso exchange rate in 2008 was result of the devaluation of the Mexican peso late in 2008.  The Mexican peso devalued 24.5% in 2008 compared to an appreciation of 0.1% in 2007.  In 2007 we held short-term investment instruments which were indexed to SCC common stock prices and other instruments leveraged and indexed to certain bond pools.    These instruments were not principal protected and were deemed to contain embedded derivatives.  Related to these embedded derivatives we lost $81.0 million in 2007 which was recorded as “Loss on derivative instruments” in the consolidated statement of earnings.  The total amount of these investment instruments were liquidated during the course of 2007.  We did not hold these types of instruments in 2008.

For a further discussion please see Note 16 Derivative instruments to our consolidated financial statements.

Other income (expense)

Other income (expense) in 2008 was $17.2 million compared to $30.8 million in 2007.  The decrease of $13.6 million in income was attributable to $8.8 million of lower income in our Peruvian operations and $4.8 million in our Mexican operations.  The decrease in income in our Peruvian operation was mainly due to a $10.3 million loss on a mark to market valuation of short-term investments, net of an increase in income of $1.5 million on miscellaneous sales.  The decrease in income in our Mexican operation was mainly due to a loss of $12.4 million on the sale of investments, net of $3.9 million of tax recoveries, other than income tax.  Also 2008 includes a $2.6 million loss on asset disposals.

Income taxes

Income taxes in 2008 were $679.3 million and include $724.3 million of Peruvian and Mexican income taxes and a benefit of $45.0 million for U.S. Federal and state income taxes.  Income taxes in 2007 were $1,185.3 million and include $1.153.9 million of Peruvian and Mexican income taxes and $31.5 million for U.S. Federal and state income taxes.   US income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

The decrease of $506.1 million or 42.7% was primarily due to $1,318.1 million of lower pretax income.  The effective tax rate for 2008 was 32.5%, compared with 34.8% in 2007.  The decrease in the effective tax rate is largely due to the decrease in unrecognized tax benefits for uncertain tax positions due to a settlement with the IRS. Please see note 8 “Income Taxes” for further discussion of the settlement.

Minority interest

Minority interest in 2008 was $7.9 million compared with $10.2 million in 2007, a decrease of $2.3 million or 23.1%.  This decrease is the result of lower earnings in our Peruvian operations.

Net earnings

Our net earnings in 2008 were $1,406.6 million, compared with $2,216.4 million in 2007, a decrease of $809.8 million or 36.5%.  Net earnings decreased as a result of the factors described above.

Segment Operating Income Information — 2008 vs.2007:

Peruvian Open-pit Operations

			Change
	2008	2007	Value	%
Net sales	$2,943.2	$3,512.9	$(569.7)	(16.2)
Operating costs and expenses	(1,418.4)	(1,541.2)	122.8	(8.0)
Operating income	$1,524.8	$1,971.7	$(446.9)	(22.7)

Net sales at our Peruvian operations in 2008 were $2,943.2 million, compared with $3,512.9 million in 2007, a decrease of $569.7 million.  This decrease was principally due to the price decline of copper and molybdenum late in 2008.  While the LME copper price was 2.2% lower in 2008 (the majority of copper sales of our Peruvian operation are priced on the LME) and the molybdenum price was 5.0% lower.  The reduction to sales was magnified, since the prices of the metals dropped sharply in the fourth quarter of 2008.  This occurred since much of our sales of copper and molybdenum take final pricing in months subsequent to shipment.  The effect of provisional price adjustments in the fourth quarter of 2008 reduced sales by $330.3 million.

Additionally, in 2008 copper, molybdenum and silver sales volume decreased by 69.7 million pounds, 1.6 million pounds and 1.2 million ounces, respectively.  The decrease in copper sales was mainly due to lower rod sales by our trading subsidiary.  These sales were less due to less material being available from our Mexican operations as a result of the Cananea strike.  The decrease in molybdenum sales volume was due to lower production mainly from the Toquepala mine due to lower ore grade.  Net sales in 2008 also include a gain on copper derivatives of $91.8 million compared with a gain of $5.5 million in 2007.

Operating costs and expenses at our Peruvian operations in 2008 were $1,418.4 million, compared with $1,541.2 in 2007, a decrease of $122.8 million principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,243.1 million in 2008, compared with $1,365.2 million in 2007. The decrease of $122.1 million was principally the result of 1) $104.6 million of lower copper concentrates purchased from third parties, 2) $153.0 million of lower metal purchased from our Mexican operations due to the strike at Cananea, 3) $17.1 million of lower workers participation due to lower earnings, 4) $16.5 million of lower sales expenses due to changes in product mix sales and 5) $8.9 million of lower mining royalties due to lower metal prices. These decreases were partially offset by $192.6 million of higher production cost mainly due to $118.0 million of higher fuel and power cost due to higher market prices and $62.3 million of higher labor cost due to new labor agreements and the appreciation of the Peruvian nuevo sol during part of the year.

Operating income in 2008 was $1,524.8 million, compared with $1,971.7 million in 2007, a decrease of $446.9 million.  The operating income increased as a result of the factors described above.

Mexican Open-pit Operations.

			Change
	2008	2007	Value	%
Net sales	$1,583.6	$2,225.1	$(641.5)	28.8
Operating costs and expenses	(949.5)	(954.4)	4.9	0.5
Operating income	$634.1	$1,270.7	$(636.6)	50.1

Net sales at our Mexican open-pit operations in 2008 were $1,583.6 million, compared with $2,225.1 million in 2007, a decrease of $641.5 million or 28.8%.  This decrease is result of lower metal prices and lower copper sales volume, mainly refined and rod, due to the loss of production as a result of the ongoing strike activity at the Cananea mine.  While the COMEX copper price was 2.8% lower in 2008 (the majority of copper sales of our Mexican operations are priced on COMEX) and the molybdenum price was 5.0% lower, the effect of provisional price adjustments in the fourth quarter of 2008 reduced sales by $76.4 million.  Partially offsetting this reduction, net sales in 2008 included a gain on copper derivatives of $45.2 million compared with a gain of $5.5 million in 2007.

Operating cost and expenses at our Mexican open-pit operations in 2008 was $949.5 million compared with $954.4 million in 2007, a decrease of $4.9 million.  This decrease was the result of lower cost of sales (exclusive of depreciation, amortization and depletion) in 2008 of $7.7 million, partially offset by $1.4 million of higher depreciation amortization and depletion due to higher amortization of capitalized leach material and $0.9 million of higher selling, general and administrative expenses.  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) was principally the effect of the ongoing strike at the Cananea mine and is explained by 1) $56.4 million of lower production cost, 2) $62.0 million of lower workers’ participation, 3) $17.6 million of lower inventory consumption partially offset by 4) $99.0 million of higher metals purchased from third parties, 5) $28.0 million of continuing cost at Cananea mine and 6) $14.0 million of severance payments.

Operating income in 2008 was $634.1 million, compared with $1,270.7 million in 2007, a decrease of $636.6 million or 50.1%.  The operating income increased as a result of the factors described above.

IMMSA Unit.

			Change
	2008	2007	Value	%
Net sales	$525.1	$680.7	$(155.6)	22.9
Operating costs and expenses	(511.7)	(434.3)	(77.4)	17.8
Operating income	$13.4	$246.4	$(233.0)	94.6

Net sales at our IMMSA unit in 2008 were $525.1 million, compared with $680.7 million in 2007, a decrease of $155.6 million or 22.9%.  The decrease in 2008 was principally due to lower sales volume caused by strikes at the Taxco and San Martin mines and lower zinc prices.

Operating costs and expenses at our IMMSA unit were $511.7 million in 2008, compared with $434.3 million in 2007, an increase of $77.4 million or 17.8%.  This increase was principally the result of $84.7 million of higher cost of sales (exclusive of depreciation, amortization and depletion) partially offset by $4.9 million of lower depreciation, amortization and depletion, the effect of the accelerated depreciation taken in 2007 on the processing plant equipment at Pasta de Conchos as a result of the mine accident and $3.7 million of lower selling, general and administrative expenses due to lower consultant and support services.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) was principally the result of 1) $82.4 million of higher metal purchased from third parties to partially cover the production loss due to the strikes, 2) $38.0 million of loss in currency translation due to the depreciation of the Mexican peso against the US dollar, 3) $9.1 million of higher fuel and power cost due to increased market prices, 4) $8.6 million of higher drilling and field work at the Charcas and Santa Eulalia mines and 5) $11.4 million of contractor services for operations due to higher production of coal and coke in Nueva Rosita south pit.  These increases were partially offset by 1) $21.2 million of lower workers participation, 2) $15.0 million for an insurance reimbursement for the zinc refinery fire in 2007, 3) $13.1 million of use of inventory and 4) $8.1 million of lower tolling cost due to termination of the contract in May 2008.

Operating income in 2008 was $13.4 million, compared with $246.4 million in 2007, a decrease of $233.0 million or 94.6%.  The operating income decreased as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 of our consolidated financial statements.

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

	Year Ended December 31,
By-product Sales as a Percentage of Total Net Sales	2007	2006
Molybdenum	17.8%	10.5%
Zinc	6.0%	7.1%
Silver	3.8%	4.1%
Other by-products	2.9%	2.3%
Total	30.5%	24.0%

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

Depreciation, amortization and depletion

Depreciation, amortization and depletion was $327.9 million in 2007 compared with $275.1 million in 2006, an increase of $52.8 million over 2006.  The increase includes additional charges of $24.4 million at our Peruvian operations, of which $21.7 million was for our newly activated Ilo smelter modernization project.  Increases in depreciation, amortization and depletion in 2007 at our Mexican operations amounted to $28.5 million.  This increase includes $11.4 million of higher amortization of capitalized leach material due to increased amounts capitalized in 2006, $8.9 million of accelerated depreciation of the processing plant equipment at Pasta de Conchos over the remaining mineral located in the open pit after the mine accident and $8.2 million due to the activation of maintenance and replacement equipment.

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

Loss on debt prepayments

Loss on debt prepayments in 2007 was $16.6 million, compared with $1.1 million in 2006, an increase of $15.5 million.  Losses in both periods are related to the repurchase of our Mexican Yankee bonds.

Loss on derivative instruments

Loss on derivative instruments in 2007 was $73.7 million, compared with a loss of $11.6 million in 2006.  Gain or losses on copper and other metal derivatives are included in the net sales line and gain or losses on gas derivatives are included in the cost of sales line of the consolidated statement of earnings.  The loss on derivative instruments in 2007 and 2006 includes $81.0 million and $11.6 million of loss on the embedded derivatives on short-term investment, respectively.  Also the 2007 loss on derivative instruments includes $1.3 million of loss on dual currency notes and gain of $8.6 million in exchange rate derivatives US dollar/Mexican peso.  For a further discussion please see Note 3 Short-term Investments and Note 16 Derivative Instruments to our Audited Consolidated Financial Statements.

Other income (expense)

Other income in 2007 was $30.8 million, compared with an expense of $0.3 million in 2006.  The increase in income is primarily attributable to $12.4 million of gain on the sale of an inactive Mexican subsidiary, $3.0 million of lower cost of disposal of assets, and $10.5 million of lower miscellaneous expenses.

Income taxes

Income taxes in 2007 were $1,185.3 million and include $1.153.8 million of Peruvian and Mexican income taxes and $31.5 million for U.S. Federal and state income taxes.  Income taxes in 2006 were $959.1 million and included $940.3 million of Peruvian and Mexican income taxes and $18.8 million for U.S. Federal and state income taxes.   US income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

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

Segment Operating Income Information — 2007 vs.2006:

Peruvian Open-pit Operations

			Change
	2007	2006	Value	%
Net sales	$3,512.9	$3,215.4	$297.5	9.3%
Operating costs and expenses	(1,541.4)	(1,383.4)	(158.0)	11.4%
Operating income	$1,971.5	$1,832.0	$139.5	7.6%

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

Operating costs and expenses at our Peruvian operations in 2007 were $1,541.4 million, compared with $1,383.4 in 2006, an increase of $158.0 million principally due to higher cost of sales and higher depreciation, amortization and depletion.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) of $117.8 million was principally the result of higher labor cost of $26.6 million due to an increase in salaries and an exchange rate effect, $9.6 million of higher fuel and power cost, $37.4 million of higher freight and selling cost mainly due to the sale of concentrates and $16.8 million of inventory consumption.  The increase in depreciation, amortization of depletion of $24.4 million is mainly due to the newly activated Ilo smelter modernization project which represents an additional charge of $21.7 million.

Operating income in 2007 was $1,971.5 million, compared with $1,832.0 million in 2006, an increase of $139.5 million.  The operating income increased as a result of the factors described above.

Mexican Open-pit Operations

			Change
	2007	2006	Value	%
Net sales	$2,225.1	$1,987.1	$238.0	12.0%
Operating costs and expenses	(954.4)	(1,067.3)	112.9	10.6%
Operating income	$1,270.7	$919.8	$350.9	38.1%

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

Operating costs and expenses at our Mexican open-pit operations in 2007 were $954.4 million compared with $1,067.3 million in 2006, a decrease of $112.9 million or 10.6%.  This decrease was principally the result of lower cost of sales net of higher depreciation, amortization and depletion.  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) of $131.9 million was principally the effect of the Cananea strike, which began on July 30, 2007 and continued through the end of 2007.  An increase in depreciation, amortization and depletion of $16.6 million in 2006 was principally due to higher amortization of capitalized leach material due to increased amounts capitalized in 2006.

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

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 of our consolidated financial statements.

Liquidity and Capital Resources

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2008.

Liquidity

(in millions)	Year Ended December 31,
	2008	2007	2006

Net cash provided from operating activities	$1,720.6	$2,703.5	$2,059.3
Net cash used for investing activities	(410.9)	(246.0)	(725.3)
Net cash used for financing activities	(2,048.0)	(2,088.3)	(1,164.3)

Cash Flows from Operating Activities

Net cash provided from operating activities was $1,720.6 million, $2,703.5 million and $2,059.4 million in 2008, 2007 and 2006, respectively.  The decrease in 2008 was primarily the result of lower net earnings as a result of lower sales prices for most of our metal products and a decrease in sales volume.  The increase in 2007 was primarily the result of higher net earnings, which was the result of improved sales prices for most of our metal products and the change in the balances of operating assets and liabilities.  Also in 2007, an increase in molybdenum sales volume contributed to the increase in cash flow.

In 2008, our earnings were $1,406.6 million, approximately 81.8% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included depreciation, amortization and depletion of $327.3 million and $56.8 million of unrealized loss on derivative instruments which positively increased operating cash flow and $100.1 million of a deferred income tax benefit, $30.0 million for a gain on the sale of inactive properties in our Mexican operations and $18.1 million of gain on currency translation which lowered our cash flow.  Additionally in 2008, a decrease in working capital needs increased operating cash flow by $61.9 million.

The contribution from working capital includes (in millions):

Accounts receivable	$330.2
Inventories	(3.3)
Accounts payable and accrued liabilities	(164.3)
Other operating assets and liabilities	(100.7)
Total	$61.9

The cash flow generated by the reduction in accounts receivable was primarily caused by the sharp decrease in metal prices at the end of 2008.  The fourth quarter 2008 price of copper and molybdenum was approximately 46% and 55% lower than the fourth quarter of 2007.  In addition, the year-end 2008 price of copper and molybdenum was approximately 55% and 70% lower than the year-end 2007 prices.  Accounts payable and accrued liabilities decreased by $164.3 million in 2008, largely as a result of a decrease in workers’ participation and income tax accruals of $107.8 million and $97.8 million, respectively, as a result of lower earnings in 2008.  Other operating assets and liabilities in 2008 were a use of cash of $100.7 million which was caused principally by a decrease of $84.5 million in FIN 48 provision, see Note 8 — “Income Taxes”, of our consolidated financial statements.

In 2007, our earnings were $2,216.4 million, approximately 82.0% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $327.9 million, $81.0 million of realized loss on short-term investments and $66.6 million of deferred income tax, which positively increased operating cash flow and $45.9 million of capitalized leachable material, which lowered our cash flow.  Additionally, a decrease in working capital needs increased operating cash flow by $34.9 million.

The 2007 contribution from working capital includes (in millions):

Accounts receivable	$66.2
Inventories	(34.6)
Accounts payable and accrued liabilities	(150.3)
Other operating assets and liabilities	153.6
Total	$34.9

The cash flow generated by the reduction in accounts receivable was primarily caused by a timing difference in sales.  The increase in inventory of $34.6 million was due to a temporary increase of supplies inventory due to the strikes at our Mexican operations partially offset by a decrease in metal inventory due to the decrease in production.  Accounts payable and accrued liabilities decreased by $150.3 million.  Other operating assets and liabilities in 2007 was a use of cash of $153.6 million.

In 2006, our earnings were $2,037.6 million, approximately 98.9% of the net operating cash flow.  Significant items deducted from, or added to, our earnings to arrive to operating cash flow included, depreciation, amortization and depletion of $275.1 million, and $11.6 million of unrealized loss on short-term investment, which positively increased operating cash flow and capitalized leachable material of $65.9 million, which lowered our cash flow.  Additionally, an increase in working capital reduced operating cash flow by $178.5 million.  The working capital increase was the result of an increase of $217.9 million of receivables as a result of higher copper prices, this increase was reduced by a buildup of $80.7 million of accounts payable and accrued liabilities, a key component of which was the increase of $104.3 million in the unpaid provision for workers’ participation, which was paid in the first quarter of 2007.  Other increases in working capital amounted to $41.3 million.

Cash Flows from Investing Activities

Net cash used for investing activities was $410.9 million in 2008 compared to $246.0 million in 2007.  In 2008 investing activities include $516.7 million of capital expenditures, $45.2 million received from the redemption of short-term investments and $60.6 million of proceeds from the sale of inactive properties in our Mexican operations.

The $516.7 million of capital expenditures includes the following expenditures at our Peruvian operations, $118.0 million for the Tia Maria project, $37.7 million for the Toquepala expansion project, $18.2 million for the Cuajone expansion project, $21.7 million for the tailing disposal project, $17.3 million for electrical shovels and $89.5 for equipment replacement and upgrades.  Capital expenditures also include equipment replacement and upgrade of $145.0 million at Mexican our open pit operations, $44.2 million in our IMMSA unit and $25.1 million for our administrative office in Mexico.

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

Net cash used for investing activities was $725.3 million in 2006.  In 2006, investing activities include $455.8 million of capital expenditures, and short-term investments of $280.0 million.  The $455.8 million of capital expenditures includes $160.9 million for the Ilo smelter modernization project, $15.6 million for the Toquepala leach dump project and $279.3 million principally for equipment replacements and upgrades, of which $202.5 million was for our Mexican operations.

Cash Flows from Financing Activities

For 2008, cash used for financing activities amounted to $2,048.0 million, and included a shareholder dividend distribution of $1,710.8 million, a distribution to minority interest investors of $10.2 million, $384.7 million for the repurchase of 28.5 million shares of our common stock and $160.0 million of debt repayment.  In addition, we received $216.4 million from the sale of 350 million shares of our parent company’s common stock. See Note 15 “Stockholder Equity”.

For 2007, cash used for financing activities amounted $2,088.3 million, mainly for a dividend distribution of $2,002.3 million to our shareholders and $7.2 million to our remaining minority interest investors.  In 2007, financing activities also include $68.6 million for the repurchase of our Yankee bonds series B and $10.0 million for the amortization of the Mitsui loan.

For 2006, cash used for financing activities amounted to $1,164.3 million, mainly for a dividend distribution of $1,509.1 million to our shareholders and $8.3 million to our remaining minority interest investors.  In addition, net debt incurred in 2007 was $356.0 million.

Other Liquidity Considerations

In 2008, the Company’s Board of Directors authorized an up to $500 million share repurchase program.  Under this program we may purchase shares from time to time, based on market conditions and other factors.  The repurchase program has no expiration date and may be modified or discontinued at any time. The shares acquired will be available for general corporate purposes.  During 2008 we repurchased 28.5 million shares at an average cost of $13.49 totaling $384.7 million. Please see note 22 to the financial statements, “Subsequent events” for repurchase activity in 2009.

On January 30, 2009 the Board of Directors authorized a dividend of 11.7 cents per share to be paid on March 30, 2009 to shareholders of record as of March 11, 2009.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current capital investment program and expected future cash flow generated from operations.

We expect that it will meet our cash requirements for 2009 and beyond from cash on hand, internally generated funds and from additional external financing if required.

In December 2006, our Peruvian Branch signed a contract with the Peruvian government committing our Company to make annual contributions for five years to support the regional development of Peru.  The contributions are being used for social benefit programs.  In 2008 and 2007, we made contributions of $18.9 million and $16.1 million out of 2007 and 2006 earnings, respectively and has charged 2008 earnings $12.2 million for the 2009 contribution.  Future contributions could increase or decrease depending on earnings and copper prices.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced.  We made a provision of $53.9 million, $62.8 million and $67.2 million in 2008, 2007 and 2006, for this charge.  During 2008, 2007 and 2006 we made payments of $58.0 million, $64.0 million and $67.1 million, respectively, related to this charge.

Financing

Our total debt at December 31, 2008 was $1,306.4 million compared with $1,466.4 million at December 31, 2007 before the unamortized discount of notes issued under par of $16.4 million and $16.7 million at December 31, 2008 and 2007, respectively.  The $160.0 million net decrease in total debt during 2008 was due to the payment of $150.0 million of Yankee bonds series A. With this payment the Series A Yankee bonds were fully repaid.  Additionally we paid $10.0 million of its Mitsui loan

Our ratio of debt to total capitalization was 27.5% at December 31, 2008, compared with 27.3% at December 31, 2007.

Capital Expenditure Programs

A discussion of our capital expenditure programs is an important part of understanding our liquidity and capital resources.  We expect to meet the cash requirements for these capital expenditures from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Expansion Program” of this section.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2008:

	Payments due by Period
	Total	2009	2010	2011	2012	2013	2014 and Thereafter
	(dollars in millions)
Long-term debt	$1,306.4	$10.0	$10.0	$10.0	$10.0	$10.0	$1,256.4
Interest on debt	2,188.2	94.7	94.2	94.0	93.5	93.3	1,718.5
FIN No. 48 (a)	70.3	—	—	—	—	—	—
Workers’ participation	218.9	218.9
Contribution to the Peruvian regional development	12.2	12.2

Pension and post-retirement obligations	93.5	24.6	5.2	5.4	5.6	6.0	46.7
Purchase obligations:
Commitment to purchase energy	1,061.0	184.3	134.0	117.3	117.3	117.3	390.9
Capital expenditure projects and material	596.2	273.0	323.2	—	—	—	—

Total	$5,546.7	$817.7	$566.6	$226.7	$226.4	$226.6	$3,412.5

(a)          The above table does not include any future payment related to FIN No.48 liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of December 31, 2008 the liability recognized by the Company is $70.3 million and is included as non-current liability in the consolidated balance sheet.

Interest on debt is calculated at rates in effect at December 31, 2008.  Please refer to “Note 11-Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

Workers’ participation is currently calculated based on Peruvian branch and Mexican pre-tax earnings.  In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on Branch’s taxable income and is distributed to workers following determination of final results for the year.  In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

Pursuant to our agreement with the Peruvian Government signed on December 28, 2006 we have committed to make annual contributions for five years for the regional development of Peru based on Peruvian Branch earnings after income tax.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price drops below $1.79 per pound the contribution will cease.  For an additional discussion on this matter please see “Regional development contribution” on “Note 14-Commitments and Contingencies” of the consolidated financial statements.

Pension and post retirement obligations include the benefit expected to be paid under our post-retirement benefit plans. Please refer to Note 12 “Benefit plans” of our consolidated financial statements.

We have a commitment to purchase power for our Peruvian operations from Energia del Sur, S.A. until 2017.  Amounts indicated on the above table are based on power costs in 2008,

which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Capital expenditure projects include committed purchase orders and executed contracts principally for our Peruvian projects of Tia Maria and the Toquepala concentrator expansion.  These commitments are under re-evaluation and subject to renegotiation due to the current economic situation.  Also, this line item includes committed purchase orders for operating material at our operations.

Non-GAAP Information Reconciliation-

Following is a reconciliation of “Operating Cash Cost” (see page 80) to GAAP cost of sales in millions of dollars and cents per pound in the table below:

	2008		2007		2006
	$ million	$ per unit	$ million	$ per unit	$ million	$ per unit
Cost of sales (exclusive of depreciation, amortization and depletion)—GAAP	$2,182.2	$1.890	$2,122.2	$1.644	$2,019.8	$1.468
Add:
Selling, general and administrative	102.4	0.089	98.0	0.076	88.3	0.064
Treatment and refining charges	40.8	0.035	57.9	0.045	61.0	0.044
By-product revenue (1)	(1,584.8)	(1.373)	(1,952.7)	(1.513)	(1,547.1)	(1.124)

Less:
Workers’ participation	(212.1)	(0.184)	(310.9)	(0.241)	(271.5)	(0.197)
Royalty charge and other, net	(111.1)	(0.095)	(155.0)	(0.120)	(127.1)	(0.093)
Inventory change	(23.9)	(0.021)	(31.5)	(0.024)	(4.4)	(0.003)
Operating Cash Cost	$393.5	$0.341	$(172.0)	$(0.133)	$219.0	$0.159
Less by-product revenue	1,584.8	1.373	1,952.7	1.513	1,547.1	1.124
Operating Cash Cost, without by-product revenue	$1,978.3	$1.714	$1,780.7	$1.380	$1,766.1	$1.283
Total pounds of copper produced and purchased (in millions)	1,154.6		1,291.0		1,375.9

(1)          Includes net by-product sales revenue and premiums on sales of refined products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2008, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.5 million annually.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency, the U.S. dollar.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below.

	Year Ended December 31,
	2008	2007	2006
Peru
Peruvian inflation rate	6.6%	3.9%	1.1%
Nuevo sol/dollar devaluation/(appreciation) rate	4.8%	(6.3)%	(6.8)%
Mexico
Mexican inflation rate	6.5%	3.8%	4.1%
Peso/dollar devaluation/(appreciation) rate	24.5%	(0.1)%	1.5%

Change in monetary position:

Assuming an exchange rate change of 10% at December 31, 2008, we estimate our net monetary position in Peruvian nuevo sol and Mexican pesos would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in million)
Appreciation of 10% in exchange rate of dollar vs. Nuevo sol	$12.9
Devaluation of 10% in exchange rate of dollar vs. nuevo sol	$(15.7)
Appreciation of 10% in exchange rate of dollar vs. Mexican peso	$11.4
Devaluation of 10% in exchange rate of dollar vs. Mexican peso	$(14.0)

The net monetary position is the net of those assets and liabilities that are nuevo sol or peso denominated at December 31, 2008.  It principally includes cash and various receivables and liabilities in local currencies.

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate estimated changes in net earnings resulting from metal price changes in 2009 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$6.0	$22.4	$1.3	$9.7

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures.  We generally do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing our Company to market risk.

Copper and zinc swaps:

During 2008, 2007 and 2006 we entered into copper collar and swap contracts to protect a portion of our sales of copper production as follows

	2008	2007	2006
Collar contracts:
Pounds (in millions)	220.5	170.5	—
Average LME cap price	$4.23	$4.07	—
Average LME floor price	$3.40	$3.20	—

Swap contracts:
Pounds (in millions)	175.1	11.9	847.7
Weighted average COMEX price	$3.87	$3.71	$3.17

Related to the settlement of these copper collar and swap contracts, we recorded gains of $137.0 million and $10.9 million in 2008 and 2007, respectively, and a loss of $276.1 million in 2006.  These gains and losses were recorded in net sales on the consolidated statement of earnings.  Also, these gains and losses were recorded in net earnings in operating activities of the consolidated statement of cash flow.

In addition, in 2006 we entered into a zinc swap contract to protect the cost of a portion of the zinc concentrates purchased during the recovery from a fire at the San Luis Potosi zinc refinery.  Related to the settlement of this zinc swap contract we recorded a loss of $0.2 million in 2006.  This loss was recorded in net sales on the consolidated statement of earnings.  Also, this loss was recorded in net earnings in operating activities of the consolidated statement of cash flow.  We did not enter into any zinc derivative contracts in 2008 and 2007.

At December 31, 2008 we did not hold any open copper or zinc derivative contracts.

Transactions under these metal price protection programs are not accounted for as hedges under SFAS No. 133 and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in net sales on the consolidated statement of earnings.

Gas swaps:

In the last three years we entered into gas swap contracts to protect part of our gas consumption in both periods as follows:

	2008	2007	2006
Gas volume (MMBTUs)	460,000	900,000	3,650,000
Fixed price	$8.2175	$7.5250	$4.2668
(Loss) gain (in millions)	$(0.9)	$(0.9)	$6.3

The losses and gain obtained were included in the production cost.  At December 31, 2008, we did not hold any open gas swap contracts.

Exchange Rate Derivatives, U.S. dollar / Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At December 31, 2008 we held two types of exchange rate derivative contracts:

In the first type of exchange rate derivative contract, if the exchange rate settles at or below the barrier price, we do not sell US dollars, if the exchange rate settles above the barrier price and below the strike price established in the contract, we sell the notional amount of US dollars settling in the week at the strike price.  If the exchange rate settles above the strike price established in the contract, we sell double the underlying amount of US dollars settling in the week at the strike price established in the contract.  At December 31, 2008, we held the following contracts of this type:

Notional Amount (millions)	Underlying amount (millions)	Due Date, Weekly expiration until	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/ U.S. Dollars)
$15.0	$1.25	March 11, 2009	11.25	10.60

Each notional amount includes a group of underlying amount transactions that have the same strike and barrier price.

In the second type of exchange rate derivative contract, if the exchange rate is less than or equal to the strike price, we sell US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain to us.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted in the first contract and 500 cents per dollar transacted in the second contract.  If the exchange rate is above the strike price, we sell dollars in an amount equal to 2 times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.  At December 31, 2008, we held the following contracts of this type:

Notional Amount (millions)	Underlying amount (millions)	Expiration Period	Due Date	Strike Price (Mexican Pesos/ U.S. Dollars)
$15.0	$2.5	Monthly	January 13, 2009 through June 11, 2009	10.59
$85.0	$2.5	Weekly	January 2, 2009 through August 21, 2009	10.53

Each notional amount includes a group of underlying amount transactions that have the same strike and barrier price.

The exercise of these zero-cost derivative contracts resulted in a realized loss of $17.8 million in 2008 and gains of $8.1 million and $0.9 million in 2007 and 2006, respectively, which were recorded as Loss on derivative instruments in the consolidated statement of earnings.

At December 31, 2008, the mark-to-market of the above listed exchange rate derivative contracts generated an unrealized loss of $56.8 million which was recorded as Loss on derivative instruments in the consolidated statement of earnings.

If the exchange rate of the Mexican Peso to the US Dollar were to increase or decrease by 10%, the additional loss or benefit of these derivative instruments would not be considered material to our overall results of operations.

Dual currency notes:

In 2007 we invested $560.0 million in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates.  Related to these investments we realized an exchange loss of $1.3 million, which was recorded as a loss on derivative instruments in the consolidated statement of earnings.  At December 31, 2008, we did not hold any dual currency notes.

We earned interest of $2.1 million in 2007, which was recorded as interest income in the consolidated statement of earnings.

Short-term investments:

The balance of short-term investments was as follows (in millions):

	As of
Investments	December 31, 2008	December 31, 2007
Short-term investments in securities issued by public companies with a weighted average interest rate of 1.85%.	$62.4	$117.9

Short-term investments in securities consist of available for sale securities issued by public companies.  The Company has a diversified portfolio of investments.

In 2008, we earned interest of $4.1 million, respectively, related to these investments which were recorded as interest income in the consolidated statement of earnings.  In addition, in 2008, we redeemed $45.2 million of these investments.

During 2008 we lost $10.3 million on these investments.  We considered this loss to be other than temporary, and therefore have recorded it as other expense in the consolidated statement of earnings.

During 2007 we invested $380.0 million in investment instruments, some of which were indexed to SCC common stock prices while others were leveraged and indexed to certain bond pools.  The entire amount of these investment instruments were liquidated during the course of 2007.  Related to these investments, we realized losses of $81.0 million in 2007 which were recorded as loss on derivative instruments in the consolidated statement of earnings.  Additionally, we earned interest of $18.7 million on these investments in 2007 which were recorded in interest income in the consolidated statement of earnings.

Impact of New Accounting Standards

In December 2008 the FASB approved FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP No. FAS

132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect any material impact on our financial position and results of operations with the adoption of this statement.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently analyzing the effect that this statement will have on our financial position and results of operations.

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

SFAS No. 160 will be effective for fiscal years, and interim periods beginning after December 15, 2008, earlier adoption is prohibited and shall be applied prospectively.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  We have adopted this pronouncement on January 1, 2009.

The adoption of this statement will cause some changes to our presentation of financial results and our statement of position.  However, these changes are not expected to be of a material nature.

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

SFAS No 141-R will be effective for all business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008, earlier adoption is prohibited.  The Company has adopted this pronouncement on January 1, 2009 to be applied in any future business combination.

Item 8. Financial Statements and Supplementary Data

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,	2008	2007	2006
(in thousands, except for per share amounts)
Net sales	$4,850,820	$6,085,672	$5,460,221

Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,182,206	2,122,163	2,019,840
Selling, general and administrative	102,432	98,047	88,274
Depreciation, amortization and depletion	327,302	327,898	275,062
Exploration	36,990	40,212	22,704
Total operating costs and expenses	2,648,930	2,588,320	2,405,880

Operating income	2,201,890	3,497,352	3,054,341

Interest expense	(105,928)	(123,204)	(113,422)
Capitalized interest	6,776	14,717	27,951
Loss on derivative instruments	(74,628)	(73,711)	(11,595)
Loss on debt prepayments	—	(16,572)	(1,137)
Other income (expense)	17,272	30,759	(326)
Interest income	48,400	82,519	50,217

Earnings before income taxes and minority interest	2,093,782	3,411,860	3,006,029

Income taxes	679,323	1,185,261	959,087
Minority interest	7,866	10,229	9,302

Net earnings	$1,406,593	$2,216,370	$2,037,640

Per common share amounts:
Net earnings — basic and diluted	$1.60	$2.51	$2.31
Dividends paid	$1.94	$2.27	$1.71

Weighted average shares outstanding — basic and diluted	878,713	883,392	883,378

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31,	2008	2007
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$716,740	$1,409,272
Short-term investments	62,376	117,903
Accounts receivable trade (less allowance for doubtful accounts (2008 - $4,811, and 2007 - $4,585)	104,149	385,611
Accounts receivable other (including affiliates 2008 - $1,925 and 2007 - $1,644)	29,439	77,167
Inventories	451,597	448,283
Deferred income tax — current portion	64,711	72,303
Other current assets	124,681	124,970
Total current assets	1,553,693	2,635,509

Property, net	3,803,764	3,568,311
Leachable material, net	156,294	220,243
Intangible assets, net	114,056	115,802
Deferred income tax	83,106	-
Other assets	53,411	40,693
Total assets	$5,764,324	$6,580,558

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$160,000
Accounts payable	413,351	255,070
Accrued income taxes	34,378	132,175
Due to affiliated companies	8,965	3,870
Accrued workers’ participation	205,466	313,251
Accrued interest	40,968	37,325
Other accrued liabilities	24,335	25,499
Total current liabilities	737,463	927,190

Long-term debt	1,279,972	1,289,754
Deferred income taxes	169,342	219,501
Non-current taxes payable	70,266	154,721
Other liabilities and reserves	93,875	111,442
Asset retirement obligation	18,007	13,145
Total non-current liabilities	1,631,462	1,788,563

Commitments and contingencies (Note 14)

MINORITY INTEREST	14,140	16,685

STOCKHOLDERS’ EQUITY
Common stock par value $0.01; shares authorized: 2008 and 2007 960,000,000 shares issued: 2008 and 2007 — 884,596,086	8,846	8,846
Additional paid-in capital	993,826	819,646
Retained earnings	2,916,517	3,220,857
Accumulated other comprehensive loss	(23,477)	(26,554)
Treasury stock, at cost, common shares	(514,453)	(174,675)
Total stockholders’ equity	3,381,259	3,848,120
Total liabilities, Minority Interest and Stockholders’ equity	$5,764,324	$6,580,558

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,	2008	2007	2006
(in thousands)

OPERATING ACTIVITIES
Net earnings	$1,406,593	$2,216,370	$2,037,640

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	327,302	327,898	275,062
Capitalized leachable material	(2,246)	(45,903)	(65,930)
Gain (loss) on currency translation effect	(18,063)	12,052	5,758
Provision (benefit) for deferred income taxes	(100,115)	66,596	(33,693)
(Gain)loss on sale of property	(29,778)	780	(1,881)
Loss on short-term investments	10,339	81,006	11,595
Unrealized loss (gain) on derivative investments	56,815	(520)	—
Minority interest	7,866	10,229	9,302
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	330,163	66,200	(217,991)
Inventories	(3,314)	(34,632)	(17,807)
Accounts payable and accrued liabilities	(164,284)	(150,309)	80,694
Other operating assets and liabilities	(100,684)	153,689	(23,436)
Net cash provided from operating activities	1,720,594	2,703,456	2,059,313

INVESTING ACTIVITIES
Capital expenditures	(516,654)	(315,741)	(455,818)
Purchase of short-term investments	—	(217,903)	(280,000)
Net proceeds on sale short-term investments	45,188	287,398	—
Sale of property	60,613	—	—
Other	—	267	10,532
Net cash used for investing activities	(410,853)	(245,979)	(725,286)

FINANCING ACTIVITIES
Debt incurred	—	—	389,192
Debt repaid	(160,025)	(78,600)	(33,146)
Capitalized debt issuance cost	—	—	(3,150)
SCC common shares buyback	(384,656)	—	—
Proceeds from sale of parent company shares	216,438	—	—
Dividends paid to common stockholders	(1,710,813)	(2,002,312)	(1,509,099)
Distributions to minority interest	(10,211)	(7,211)	(8,282)
Other	1,231	(224)	185
Net cash used for financing activities	(2,048,036)	(2,088,347)	(1,164,300)

Effect of exchange rate changes on cash and cash equivalents	45,763	17,364	(22,952)

(Decrease) increase in cash and cash equivalents	(692,532)	386,494	146,775
Cash and cash equivalents, at beginning of year	1,409,272	1,022,778	876,003

Cash and cash equivalents, at end of year	$716,740	$1,409,272	$1,022,778
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$129,459	$130,633	$116,052
Income taxes	$922,019	$1,057,931	$1,031,511
Workers’ participation	$305,216	$301,056	$173,296
Supplemental schedule of non-cash operating, investing and financing activities:
Accounts receivable from affiliate offset by accounts payable	$—	$—	$3,520
(Increase) decrease in pension and other post-retirement benefits	$3,050	$(3,266)	$1,160
Impact of FASB 158 adoption	$—	$—	$16,527

Non cash transactions (1):
Common stock split:
Increase in common stock	$5,897	$—	$1,472
Decrease in additional paid-in capital	$5,897	$—	$1,472

(1) 2006 initial balance where retrospectively adjusted to reflect the stock splits.

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For years ended December 31,	2008	2007	2006
(in thousands)

CAPITAL STOCK:
Balance at beginning of year (1):	$8,846	$8,846	$8,846
Net movement of the period	—	—	—
Balance at end of year	8,846	8,846	8,846

ADDITIONAL PAID-IN CAPITAL (1):
Balance at beginning of year	819,646	766,796	766,796
Gain on sale of parent company shares	144,091	—	—
Net movement of the period	30,089	52,850	—
Balance at end of year	993,826	819,646	766,796

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(4,360)	(4,409)	(4,466)
Share repurchased program	(384,656)
Used for corporate purposes	48	49	57
Balance at end of period	(388,968)	(4,360)	(4,409)

Parent Company common shares
Balance at beginning of year	(170,315)	(92,603)	(80,368)
Sale of shares	72,339	—	—
Other activity, including dividends, interest and currency translation effect	(27,509)	(77,712)	(12,235)
Balance at end of year	(125,485)	(170,315)	(92,603)

Treasury stock balance at end of year	(514,453)	(174,675)	(97,012)

RETAINED EARNINGS:
Balance at beginning of year	3,220,857	3,010,307	2,648,359
Net earnings	1,406,473	2,216,370	2,037,640
Net effect of change in accounting for mine stripping cost, net of income tax	—	—	(166,593)
Cumulative effect of FIN No. 48 adoption	—	(3,508)
Dividends paid, common stock, per share, 2008 - $1.94, 2007 — $2.27, 2006 - $1.71	(1,710,813)	(2,002,312)	(1,509,099)
Balance at end of year	2,916,517	3,220,857	3,010,307

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(26,554)	(22,332)	(13,090)
(Increase) decrease in pension and other post-retirement benefits	3,050	(3,266)	1,160
Net effect of the adoption of change in accounting for pensions and post retirement benefit obligations, net of income tax (SFAS No 158)	—	—	(16,527)
Unrealized gain on equity securities	27	(956)	6,125
Balance at end of year	(23,477)	(26,554)	(22,332)

TOTAL STOCKHOLDERS’ EQUITY	$3,381,259	$3,848,120	$3,666,605

(1) Initial balance was retrospectively adjusted to reflect the stock split made in 2008.

	2008	2007	2006
RETAINED EARNINGS:
Unappropriated	$531,294	$1,128,407	$3,010,307
Appropriated	2,385,223	2,092,450	—
Total retained earnings	$2,916,517	$3,220,857	$3,010,307

COMPREHENSIVE INCOME:
Net earnings	$1,406,593	$2,216,370	$2,037,640
Pension and post retirement benefits amounts recognized in net earnings	—	1,500	—
Other comprehensive income (loss)	3,077	(4,222)	(9,242)
Total comprehensive income	$1,409,670	$2,213,648	$2,028,398

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC”) and its subsidiaries.  The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Branch”).  The Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation—

The consolidated financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with SFAS No. 94 “Consolidation of All Majority-Owned Subsidiaries.”  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

For certain of the Company’s sales of copper and molybdenum products, customer contracts allow for pricing based on a month subsequent to shipping,  generally ranging between one and six months subsequent to shipment.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward LME or COMEX copper prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”).  The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms.  Net sales include the invoiced value and corresponding fair value adjustment of the related forward contract of copper, zinc, silver, molybdenum, acid and other metals.  See note 20 “Segment information and related information”.

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

Short-term investments—

The Company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date.  Unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, unless such loss is deemed to be of a permanent nature.  At the end of 2008, the Company does not hold any held-to-maturity or trading investments.

Inventories—

Metal inventories, consisting of work-in-process and finished goods, are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs.

Work-in-process inventories represent materials that are in the process of being converted into a saleable product.  Conversion processes vary depending on the nature of the copper ore and the specific mining operation.  For sulfide ores, processing includes milling and concentrating and results in the production of copper and molybdenum concentrates. Molybdenum in-process inventory includes the cost of molybdenum concentrates and the costs incurred to convert those concentrates into various high-purity molybdenum chemicals or metallurgical products.

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

Mine development —

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

Drilling and other related costs incurred in the Company’s efforts to delineate a major expansion of reserves at an existing production property are expensed as incurred.  Once the Company determines through feasibility studies that proven and probable incremental reserves exist and that the drilling and other associated costs embody a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflow, then the costs are classified as mine development costs.  These incremental mine development costs are capitalized as incurred, until the commencement of production and amortized using the units of production method over the estimated life of the ore body.  A major expansion of reserves is one that increases total reserves at a property by approximately 10%.

For the years ended December 31, 2008, 2007 and 2006 the Company did not capitalize any drilling and related costs.  The net balance of capitalized mine development costs at

December 31, 2008 and 2007 were $46.4 million and $48.7 million, respectively.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years.  The current price per pound of copper, as defined, was $3.15, $2.66 and $2.02 at the end of 2008, 2007 and 2006, respectively.  The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

Leachable material—

At one of its mines the Company capitalizes the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in areas known as leaching dumps.  The amortization of the capitalized costs is determined based on the depletion period of the leaching dumps, which is estimated to be five years.

Exploration—

Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Income taxes—

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized.

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

Our Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of SFAS No. 109 guidance to record these liabilities (See Note 8 “Income taxes” of the consolidated financial statements for additional information).  We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Foreign exchange—

The Company’s functional currency is the U.S. dollar. As required by local law, both the Peruvian Branch and Minera Mexico maintain their books of accounts in Peruvian nuevos soles and Mexican pesos, respectively.

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

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion).”

Derivative instruments—

The Company utilizes certain types of derivative financial instruments to enhance its ability to manage risks that exist as part of its ongoing business operations and to enhance its return on Company assets.  Derivative contracts are reflected as assets or liabilities in the balance sheet at their fair value.  The estimated fair value of the derivatives is based on market and/or dealer quotations and in certain cases valuation modeling.  From time to time the Company has entered into copper and zinc swap contracts to protect a fixed copper and zinc price for portions of its metal sales, hedging contracts to fix power prices for a portion of its production costs, interest rate swap agreements to hedge the interest rate risk exposure on certain of its bank obligations with variable interest rates, currency swap arrangements to ensure Mexican peso/ U.S. dollar conversion rates.  Gains and losses related to copper and zinc hedges are included in net sales, gain and losses related to power costs are included in cost of sales, all other gains and losses on derivative contracts are included in “Gain (loss) on derivative contracts” in the consolidated statement of earnings.

Asset impairments—

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle.  The Company is currently using a long-term average copper price of $1.50 per pound of copper and an average molybdenum price of $10.00 per pound, along with near-term price forecast, for 2009 through 2011, reflective of the current price environment, for impairment tests.  The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value.  Due to the illegal work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company continues to provide periodic maintenance to the assets and expects to begin operations at this mine in the near future.  The Company determined through its impairment analysis that no impairment exists as of December 31, 2008.  Should estimates of future copper and molybdenum prices decrease significantly, impairments could result.

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.  During the fiscal years ended December 31, 2008, 2007 and 2006, the components of “other comprehensive income (loss)” were the additional minimum liability for employee benefit obligations and unrealized gain on equity securities and the adjustment necessary to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Business segments—

Company management views Southern Copper as having three operating segments and manages on the basis of these segments.  The segments identified by the Company are: 1) Peruvian operations, which include the two open pit copper mines in Peru and the plants and services supporting such mines.  2) The Mexican open pit copper mines, which include La Caridad and Cananea mine complexes and their supporting facilities.  3) The Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine and several industrial processing facilities.

The Chief Operating Officer of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

Adoption of new accounting principle—

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, to achieve similar results.  Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore became effective for the Company as of January 1, 2008.  The Company has not elected to measure any eligible items at fair value.  Accordingly, the adoption of SFAS No. 159 has not impacted the Company’s results of operations and financial position.

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

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Inputs that are observable, either directly or indirectly, but do not qualify as Level 1 inputs. (i.e., quoted prices for similar assets or liabilities)

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 and do not have any effect on its overall financial position or results of operations.  All fair value adjustments at December 31, 2008 represent assets or liabilities measured at fair value on a recurring basis.  Fair values as of December 31, 2008 were calculated as follows (in millions of US dollars):

	Balance at December 31, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Short-term investments	$62.4	—	$51.4	$11.0
Derivative instruments	(56.8)	—	(56.8)	—
Pension plans	39.5	26.6	12.9	—
Long term debt (*)	(1,038.6)	(994.9)	—	(43.7)
Provisionally priced sales:
Copper	(44.2)	(44.2)	—	—
Molybdenum	(53.1)	(53.1)	—	—
Total	$(1,090.8)	$(1,065.6)	$7.5	$(32.7)

(*)         Long term debt is carried at amortized cost and its carrying value as of December 31, 2008 is $1,306.4 million. The $1,038.6 million represents the estimated fair value of the debt. See Note 17 “Financial Instruments” for SFAS 107 fair value disclosures.

The Company’s short-term investments are classified as Level 2 because they are valued using quoted prices for similar investments.  The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation.  Investments classified within Level 3 include corporate bonds, asset backed obligations, and mortgage-backed securities.

Derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates.  The Company generally classifies these instruments within Level 2 of the valuation hierarchy.  Such derivatives include foreign currency, copper and zinc derivatives.

The fair value of the plan assets is valued using quoted market prices; such value is classified within Level 1 of the fair value hierarchy.

Fair value for long term debt is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 9% which is the Company’s weighted average cost of capital, this fair value is classified as Level 3 in the fair value hierarchy.

The Company’s accounts receivables associated with provisionally priced sales of copper are valued using quoted market prices based on the forward price in the London Metal Exchange (LME) or on the Commodities Exchange (COMEX) in New York.  Such value is classified within Level 1 of the fair value hierarchy.  Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) and the long term debt (Mitsui loan) for the year ended on December 31, 2008.

Balance at beginning of period	$(38.3)
Unrealized losses	(5.5)
Purchases, sales, issuance and settlements (net)	5.3
Transfers in/out of Level 3	5.8
Balance at end of period	$(32.7)

The total amount of unrealized losses for the period was included in Interest Expense in the consolidated statement of earnings for December 31, 2008.

In February 2008 the Financial Accounting Standards Board (FASB) approved FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  In accordance with the provisions of FSP No. FAS 157-2, the Company has decided to defer the adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

New accounting pronouncements—

In December 2008 the FASB approved FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP No. FAS 132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect any material impact on its financial position and results of operations with the adoption of this statement.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently analyzing the effect that this statement will have on its financial position and results of operations.

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

SFAS No. 160 will be effective for fiscal years, and interim periods beginning after December 15, 2008, earlier adoption is prohibited and shall be applied prospectively.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company has adopted this pronouncement on January 1, 2009.

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

SFAS No 141-R will be effective for all business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008, earlier adoption is prohibited.  The Company has adopted this pronouncement on January 1, 2009 to be applied in any future business combination.

NOTE 3- SHORT-TERM INVESTMENTS

The balance of short-term investments was as follows (in millions):

	As of December 31,
Investments	2008	2007
Short-term investments in securities issued by public companies with a weighted average interest rate of 1.85%.	$62.4	$117.9

Short-term investments in securities consist of available for sale securities issued by public companies.  The Company has a diversified portfolio of investments.

In 2008, the Company earned interest of $4.1 million related to these investments which were recorded as interest income in the consolidated statement of earnings.  In addition, in 2008, the Company redeemed $45.2 million of these investments.

During 2008 the Company lost $10.3 million on these investments. The Company’s management considered this loss to be other than temporary, and therefore has recorded it as other expense in the consolidated statement of earnings.

During 2007 the Company invested $380.0 million in short-term investment instruments, some of which were indexed to SCC common stock prices while others were leveraged and indexed to certain bond pools.  Related to these investments, the Company realized losses of $81.0 million in 2007 which were recorded as loss on derivative instruments in the consolidated statement of earnings.  Additionally, the Company earned interest of $18.7 million on these investments in 2007 which were recorded in interest income in the consolidated statement of earnings.  The entire amount of these investment instruments were liquidated during the course of 2007.

NOTE 4-INVENTORIES:

	As of December 31,
(in millions)	2008	2007
Metals:
Finished goods	$46.7	$65.7
Work-in-process	135.8	140.7
Supplies	269.1	241.9
Total inventories	$451.6	$448.3

NOTE 5-PROPERTY:

	As of December 31,
(in millions)	2008	2007
Buildings and equipment	$6,292.9	$6,126.9
Construction in progress	634.5	309.8
Mine development	267.8	263.2
Land, other than mineral	48.2	74.2
Total property	7,243.4	$6,774.1
Accumulated depreciation, amortization and depletion	(3,439.6)	(3,205.8)
Total property, net	$3,803.8	$3,568.3

Depreciation and depletion expense for the years ended December 31, 2008, 2007 and 2006 amounted to $257.9 million, $263.8 million and $221.9 million, respectively.

NOTE 6-CAPITALIZED LEACHABLE MATERIAL COST:

	As of December 31,
(in millions)	2008	2007
Capitalized leachable material	$378.1	$374.4
Accumulated amortization	(221.8)	(154.1)
Capitalized leachable material, net	$156.3	$220.3

Amortization of leachable material is included in “Depreciation, amortization and depletion” and amounted to $67.7 million, $61.8 million and $50.4 million in 2008, 2007 and 2006, respectively.

The Company’s policy of deferring leachable material cost increased (decreased) operating costs by $57.6 million, $10.1 million and $(19.3) million in 2008, 2007, and 2006, respectively, as compared to what such amounts would have been if the Company expensed leachable material costs as incurred.

NOTE 7-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2008	2007
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
	127.2	127.2
Accumulated amortization	(30.1)	(28.4)

Goodwill	17.0	17.0
Intangible assets, net	$114.1	$115.8

Amortization of intangibles was $1.7 million, $2.3 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The estimated aggregate amortization expense for intangibles is $10.7 million for the years 2009 through 2013, approximately $2.1 million per year.

The goodwill of $17.0 million was generated in 1997 as result of purchasing the remaining participation of the Cananea mine.

NOTE 8-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year ended December 31,
(in millions)	2008	2007	2006
U.S. federal and state:
Current	$(29.9)	$79.8	$(4.0)
Deferred	(15.1)	(48.3)	22.8
	(45.0)	31.5	18.8
Foreign (Peru and Mexico):
Current	809.3	1,038.8	996.7
Deferred	(85.0)	115.1	(56.4)
	724.3	1,153.9	940.3
Total provision for income taxes	$679.3	$1,185.4	$959.1

The source of income tax is as follows:

	For the years ended December 31,
(in millions)	2008	2007	2006
Earnings by location:
U.S.	$1.2	$13.5	$12.1
Foreign (Peru and Mexico)	2,092.6	3,398.4	2,993.9
Earnings before taxes on income and minority interest	$2,093.8	$3,411.9	$3,006.0

The reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2008	2007	2006
Expected tax	30.0%	30.0%	30.0%
Effect of income taxed at a rate other than the statutory rate	7.0	5.8	0.4
Depletion	(5.1)	(3.7)	—
Permanent differences	1.3	1.0	1.8
Effect of tax rate change in Mexico	—	—	(0.1)
Peru tax on net income deemed distributed	2.0	1.4	1.4
Increase (decrease) in valuation allowance	0.1	—	(2.7)
Adjustment to deferred taxes	—	—	2.9
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	(3.8)	0.4	—
Other	1.0	(0.1)	(1.8)
Effective income tax rate	32.5%	34.8%	31.9%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States, each of which has a different statutory rate for 2008.  For the three years presented above the statutory income tax rate for Peru was 30% and for the United States the rate was 35%.  For Mexico the statutory rates were 28%, 28% and 29% for the years 2008, 2007 and 2006, respectively.  The expected rate used above is the statutory tax rate for Peru.

The Company has chosen to use the Peruvian income tax rate of 30% for this tax rate reconciliation because the Peruvian income tax provision is the largest component of tax expense for each of the three years presented.  For all of the years presented, both SCC and Minera Mexico filed separate tax returns in their respective tax jurisdictions.  Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items which are nondeductible or nontaxable.  Some permanent differences relate specifically to SCC such as the allowance in the U.S for percentage depletion.

A special in depth analysis of Peruvian and U.S. deferred taxes resulted in the above “Adjustment to deferred taxes” in 2006.  The impact of the change in the valuation allowance reflects the change in valuation allowances for the combined companies.  See the “Out of period adjustment” discussion in this note for further details regarding these two adjustments.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	As of December 31,
(in millions)	2008	2007
Assets:
Inventories	$0.4	$14.3
Capitalized exploration expenses	11.6	11.7
Foreign tax credit carryforward	52.8	2.9
AMT credit carryforward	—	27.6
Unrealized loss on short-term investment	2.2	9.9
Capital loss carryforward	28.6	—
Reserves	81.9	79.2
Tax loss carryforward	25.3	34.2
Valuation allowance	(28.6)	(34.1)
Other	18.5	26.7
Total deferred tax assets	192.7	172.4

Liabilities:
Property, plant and equipment	(156.7)	(221.1)
Deferred charges	(51.0)	(83.9)
Other	(6.7)	(14.5)
Total deferred tax liabilities	(214.4)	(319.5)

Total net deferred tax assets / (liabilities)	$(21.7)	$(147.1)

At December 31, 2008, the Company has a capital loss carryforward of $81.8 million related to closed derivative transactions.  This capital loss carryforward will expire in 2012 if it is not utilized against taxable capital gains before then.  The Company has placed a full valuation allowance of $28.6 million on the deferred tax asset related to this capital loss carryforward because management believes it is not more likely than not that the benefit of this capital loss carryforward will be realized.

In our Mexican operations, in years prior to 2005 only 60% of losses could be deducted in consolidation.  For years post 2004, 100% of the losses can be deducted in consolidation.  In 2008, the Company benefited from the law change and from increased revenues from intercompany equipment leasing arrangements and utilized $8.7 million of these losses.

With the opportunity to increase revenue through these leasing arrangements and the law change, management believes it is more likely than not that the remaining losses of $25.3 million generated prior to 2005 will be utilized before their expiration and has removed the remaining valuation allowance.  If not utilized, the remaining losses will expire as follows: $0.9 million in 2012, $21.8 million in 2013 and $2.6 million 2014.

U.S. Tax Matters—

U.S. income taxes are not accrued for the unremitted earnings of foreign subsidiaries that have been or are intended to be invested indefinitely.  The Company has not established a U.S. deferred tax liability for $2.0 billion in unremitted earnings as of December 31, 2008.  It is not practicable to estimate an amount of tax that could be payable if there was a remittance of the earnings that are to be permanently reinvested.

At December 31, 2008, the foreign tax credit (FTC) carryforward available to reduce possible future U.S. income tax approximated $52.8 million.  All FTC’s generated in 2008 can be carried forward for 10 years. They will expire without benefit, if not utilized by 2019.  There are no other U.S. tax credits available for carryforward or carryback.

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

Mexican Tax Matters—

On October 1, 2007, the Mexican government enacted a new law, which took effect on January 1, 2008.  The law introduced a flat tax, which replaces Mexico’s asset tax and applies along with Mexico’s regular income tax.  In general, Mexican companies are subject to paying the greater of the flat tax or the income tax.  As of December 31, 2008, this tax law change does not have an effect on the Company’s deferred tax position.

The flat tax is calculated by applying a 16.5% tax rate in 2008, a 17% tax rate in 2009, and 17.5% in 2010 and the following years.  Although the flat tax is defined as a minimum tax it has a wider taxable base as many of the tax deductions allowed for income tax purposes are not allowed for the flat tax.

The Mexican income tax law as amended reduced the income tax rate to 29% in 2006 and 28% in 2007 and thereafter.

Out of period adjustment-

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

The net adjustment of $4.2 million was recorded as part of income tax expense in 2006.  The Company accounted for this adjustment as an out of period adjustment as it falls below the materiality levels established in the Company’s SAB 108 analysis.

FIN No. 48 — Accounting for Uncertainty in Income Taxes

Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (FIN 48) was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards SFAS No. 109.  FIN 48 became effective for the Company on January 1, 2007 and prescribes a comprehensive model for the recognition, measurement, financial statement presentation and disclosure of uncertain tax positions taken or expected to be taken in a tax return.  FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company classifies income tax-related interest and penalties as income taxes in the financial statements.

The total amount of unrecognized tax benefits in 2008 and 2007 were as follows (in millions):

	2008	2007
Unrecognized tax benefits, opening balance	$136.3	$32.0
Adjustment to unrecognized tax benefits at implementation	—	84.1
Gross increases — tax positions in prior period	11.6	11.5
Gross decreases — tax positions in prior period	—	(10.1)
Recognition of benefits from resolution of issues with IRS	(90.2)	—
Gross increases — current-period tax positions	17.6	18.8
Decreases related to settlements with taxing authorities	(10.4)	—
Unrecognized tax benefits, ending balance	$64.9	$136.3

The decrease in the 2008 unrecognized tax benefit of $71.4 million relates primarily to completion of the audits for the tax years 1997-2002 and individually insignificant increases and decreases in the current and prior year tax positions

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $18.4 million at December 31, 2008 and $42.6 million at December 31, 2007.  These amounts relate entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2008 and December 31, 2007, the Company’s liability for uncertain tax positions included accrued interest and penalties of $5.4 million and $19.7 million, respectively.

On November 13, 2008, the Company and the IRS reached an agreement with respect to the audit results of the Company’s 1997 through 2002 U.S. federal income tax returns.  In November 2008 the Company made a $10.4 million cash tax payment to the IRS for the settlement of the audit.  Approximately $19.0 million of interest expense related to this settlement is expected to be paid in 2009.

In the United States, the tax years 2003 and 2004 are currently before the appeals division of the IRS.  The tax years 2005, 2006 and 2007 are currently under IRS field examination, which commenced in November 2008.  Management does not expect that any of the open years will result in a cash payment within the preceding twelve months of December 31, 2009.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2008.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:	2003 and all future years (years 1997 through 2002 have been examined by the Peruvian tax authority and the issues raised are being contested; no new issues can be raised for these years)
U.S.:	2003 and all future years
Mexico:	2002 and all future years

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

The provision for workers’ participation is included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated statement of earnings.  For the years ended December 31, 2008, 2007, and 2006, workers’ participation expense was $212.1 million $310.9 million and $271.5 million, respectively.

NOTE 10-ASSET RETIREMENT OBLIGATION

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the law, a conceptual mine closure plan, without costs, was submitted to the Peruvian Ministry of Energy and Mines (“MEM”) in August 2006.  The Company received MEM’s response in November 2007 and responded to MEM’s review in March 2008.  In June 2008, the MEM requested additional information regarding the closure plan.  The Company complied with this request in July 2008.  From September 2008 through November 2008, public discussion of the Company’s closure plan has taken place in the areas of the Company’s operations.  In addition, this closure plan has been reviewed with INRENA and DIGESA, the Peruvian government agencies responsible for the preservation of natural resources and for environmental and water resources, respectively.  The Company is awaiting MEM’s report, which is expected to consolidate the issues raised in the recent review for the closure plan.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.

As of December 31, 2008, the Company has made an estimated provision of $18.0 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The following is a reconciliation of the asset retirement obligation for the two years ended December 31, 2007 and 2008 (in millions):

Balance January 1, 2007	$12.2
Additions, changes in estimates	—
Accretion expense	0.9

Balance, December 31, 2007	13.1
Additions, changes in estimates	4.1
Accretion expense	0.8

Balance, December 31, 2008	$18.0

NOTE 11-FINANCING:

Long term debt:

	As of December 31,
(in millions)	2008	2007
SCC:
6.375% Notes due 2015 ($200 million face amount, less unamortized discount of $0.9 million at December 31,2008 and 2007)	$199.1	$199.1
7.500% Notes due 2035 ($1,000 million face amount, less unamortized discount of $15.5 million and $15.8 million at December 31,2008 and 2007, respectively)	984.5	984.2
3.57% Mitsui credit agreement due 2013 (Japanese LIBO rate plus 1.25% (6.08% at December 31, 2007))	50.0	60.0
Minera Mexico:
8.25% Yankee bonds—Series A due 2008	—	150.0
9.25% Yankee bonds—Series B due 2028	56.4	56.4
Total debt	1,290.0	1,449.7
Less, current portion	(10.0)	(160.0)
Total long-term debt	$1,280.0	$1,289.7

In 1998, Minera Mexico issued $500 million of unsecured debt, which are referred to as Yankee bonds.  These bonds were offered in two series: Series A for $375 million, with an interest rate of 8.25% and a 2008 maturity, and Series B for $125 million, with an interest rate of 9.25% and a 2028 maturity date.  During 2007, the Company repurchased $68.6 million of the Series B bond and during 2006 the Company repurchased $23.3 million of the Series A bonds.  In connection with these purchases the Company paid premiums of $16.6 million and $1.1 million, in 2007 and 2006, respectively, which are included in the consolidated statement of earnings on the line “Loss on debt prepayments.”   In 2008, the Company paid $150.0 million of the remaining balance of its Series A Yankee bonds.  With this payment the Series A Yankee bonds were fully repaid.  The bonds contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2008, Minera Mexico is in compliance with this covenant.

In 1999, SCC entered into a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO for this loan at December 31, 2008 was 2.32%).  The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2008, the Company is in compliance with these covenants.

In July 2005 the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and is included in “Other assets”, non-current on the consolidated balance sheet.  The net proceeds from the issuance and sale of the notes were principally used to repay outstanding indebtedness of the Company and the balance was used for general corporate purposes.  The Company filed a registration statement on Form S-4 with respect to these notes in October 2005.  In January 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035.  In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $590.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating.  At December 31, 2008 the Company is in compliance with these covenants.

On May 9, 2006, the Company issued an additional $400 million 7.5% notes due 2035.  These notes are in addition to the $600 million of existing 7.5% notes due 2035 that were issued in July 2005.  The current transaction was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond.  The original issue in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond.  The notes were issued at a discount of $10.8 million.  The Company capitalized $3.2 million of cost associated with this facility and is included in non-current “Other assets, net” on the consolidated balance sheet.  The Company used proceeds from the May 2006 issuance for its expansion programs.

The notes issued in July 2005 and the new notes issued in May 2006 are treated as a single series of notes under the indenture, including for purposes of covenants, waivers and amendments.  The Company has registered these notes under the Securities Act of 1933, as amended.

Aggregate maturities of the outstanding borrowings at December 31, 2008, are as follows:

(in millions)
Year	Principal Due
2009	$10.0
2010	10.0
2011	10.0
2012	10.0
2013	10.0
Thereafter	1,256.4
Total	$1,306.4

Total debt maturities do not include the debt discount valuation account of $16.4 million.

At December 31, 2008 and 2007, other assets included $5.9 million and $6.8 million, respectively, held in escrow accounts as required by the Company’s loan agreements. The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2008 and 2007, the balance of capitalized debt issuance costs was $11.2 million and $11.8 million, respectively.  Amortization charged to interest expense was $0.6 million, $0.8 million and $1.6 million in 2008, 2007 and 2006, respectively.

NOTE 12-BENEFIT PLANS:

Peruvian operations

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru. It also has a post-retirement health care plan.

Peru Defined Benefit Pension Plans.

Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	Year ended December 31,
(in millions)	2008	2007	2006
Interest cost	$0.7	$0.6	$0.6
Expected return on plan assets	(0.5)	(0.5)	(0.5)
Amortization of net loss	(*)	0.1	_0.1
Net periodic benefit cost	$0.2	$0.2	$0.2

(*)         less than $0.1 million

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11.6	$12.4
Interest cost	0.6	0.6
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	0.1	(0.5)
Projected benefit obligation at end of year	$11.4	$11.6

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12.4	$12.0
Actual return on plan assets	(0.1)	0.8
Employer contributions	1.5	0.5
Benefits paid	(0.9)	(0.9)
Administrative expenses	—	—
Fair value of plan assets at end of year	$12.9	$12.4

Funded Status at end of year:	$1.5	$0.8

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	$1.5	$0.8
Current liabilities
Non current liabilities	—	—
Total	$1.5	$0.8

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain) net of income tax	$2.2	$1.8
Prior service cost (credit)	—	—
Transition obligation (asset)	—	—
Total (net of income tax of $1.2 million and $1.0 million, respectively)	$2.2	$1.8

The following table summarized the changes in accumulated other comprehensive income for the year ended December 31, related to our pension plan (net of income tax in million):

	As of December 31,
(in millions)	2008	2007
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$1.8	$2.4

Net loss/(gain)amortized during the year	(*)	(*)
Net loss/(gain)occurring during the year	0.4	(0.6)
Net adjustment to accumulated other comprehensive income	0.4	(0.6)

Accumulated other comprehensive income at end of plan year	$2.2	$1.8

(*)         less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2008 (net of income tax, in millions):

	As of December 31,
(in millions)	2008	2007
Amortization of prior service cost (credit)	—	—
Amortization of net losses	$(0.1)	$(0.1)
Total amortization expenses	$(0.1)	$(0.1)

The assumptions used to determine the pension obligation and seniority premiums as of year end and net cost in the ensuing year were:

	2008	2007	2006
Discount rate	6.30%	6.25%	5.50%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2009	$0.9
2010	0.9
2011	0.9
2012	0.9
2013	0.9
2014 to 2018	4.5
Total	$9.0

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in stock and bond funds.

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

Peru Post-retirement Health Care Plan—

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

The components of net period benefit costs are as follows:

	Year ended December 31,
(in millions)	2008	2007	2006
Service cost	$—	$—	$—
Amortization of net loss / (gain)	(*)	(*)	(*)
Amortization of prior service cost / (credit)	(*)	(*)	(*)
Interest cost	0.1	0.1	0.1
Net periodic benefit cost	$0.1	$0.1	$0.1

(*)         less than $0.1 million

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1.3	$1.4
Interest cost	0.1	0.1
Plan Amendments		—
Benefits paid	(0.1)	(0.1)
Actuarial (gain) or loss	0.6	(0.1)
Benefit obligation at end of year	$1.9	$1.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(1.9)	$(1.3)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	—	—
Current liabilities	(0.1)	(0.1)
Non current liabilities	(1.8)	(1.2)
Total	$(1.9)	$(1.3)

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$1.0	$0.4
Prior service cost (credit)	(0.2)	(0.3)
Total (net of income tax)	$0.8	$0.1

The following table summarized the changes in accumulated other comprehensive income for the year ended December 31, related to our post-retirement plan (pre-tax in million):

	As of December 31,
(in millions)	2008	2007
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$0.1	$0.1

Net loss /(gain) occurring during the year	0.7	—
Net loss/gain amortized during the year	(*)	(*)
Net adjustment to accumulated other comprehensive income	$0.7	(*)

Accumulated other comprehensive income at end of plan year	$0.8	$0.1

(*)         less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2008 (net of income tax, in millions):

	As of December 31,
(in millions)	2008	2007
Amortization of prior service cost (credit)	$0.1	$0.1
Amortization of net losses	(0.1)	(0.1)
Total amortization expenses	$—	$—

The discount rate used in the calculation of other post-retirement benefits and cost as of December 31, 2008 and 2007 was 6.25% and 5.5%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)
Year	Expected Benefit Payments
2009	$0.1
2010	0.1
2011	0.1
2012	0.1
2013	0.1
2014 to 2017	0.7
Total	$1.2

For measurement purposes, 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008.  The rate is assumed to decrease gradually to 5% for 2014 and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amount reported for the health care plan.  A one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican operations

Minera Mexico Defined Benefit Pension Plans—

Minera Mexico has established for its salaried employees a defined contribution benefit pension plan.  This plan is in addition to benefits granted by the Instituto Mexicano de Seguro Social (IMSS).  Under this plan, the Company will make yearly matching contributions equaling 3% of participating employee’s base salary.  Related to this, the Company recorded a contribution expense of $0.7 million in both 2008 and 2007.  The defined contribution plan liability was $2.4 million and $3.4 million in 2008 and 2007, respectively.

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

In 2006 the change in plan was accounted for as a settlement under SFAS 88, “Employee’s Accounting for Settlements and Curtailments of Deferred Benefit Pension Plans and for Termination Benefits.”  The Company recorded a $1.7 million settlement gain in relation to the change in plan.

Minera Mexico has established for its union employees a non-contributory defined benefit pension plan. This plan is in addition to benefits granted by IMSS.

The components of net periodic benefit costs calculated in accordance with SFAS No. 87 “Employers Accounting for Pensions”, using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2008	2007	2006
Interest cost	$2.0	$2.2	$1.8
Service cost	2.4	2.2	2.1
Expected return on plan assets	(2.9)	(3.1)	(2.0)
Amortization of transition assets, net	(0.1)	(0.1)	—
Amortization of net actuarial loss	(0.7)	(0.2)	—
Settlement (Gain)		—	(1.7)
Amortization of prior services cost	0.2	0.2	—
Net period benefit cost	$0.9	$1.2	$0.2

The change in benefit obligation and plan assets are as follows:

	December 31,
(in millions)	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$39.8	$36.1
Service cost	2.4	2.2
Interest cost	2.0	2.2
Actuarial (loss) gain, net	(4.7)	—
Amendments	—	—
Settlements	1.0	—
Benefits paid	(6.8)	(0.7)
Inflation adjustment	(6.8)	—
Projected benefit obligation at end of year	$26.9	$39.8

Change in plan assets:
Fair value of plan assets at beginning of year	$40.2	$33.6
Actual return on plan assets	(5.6)	7.5
Transfer of assets	(0.7)	—
Benefits paid	(0.5)	(0.5)
Currency exchange rate adjustment	(6.7)	(0.4)
Fair value of plan assets at end of year	$26.7	$40.2

Funded status	$(0.2)	$0.4

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	$—	$0.4
Current liabilities	—	—
Non current liabilities	(0.2)	—
Total	$(0.2)	$0.4
SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(1.6)	$(4.8)
Prior service cost (credit)	0.7	1.2
Transition Obligation (asset)	(0.1)	(0.2)
Total (net of income tax of $0.6 million and $4.0 million, respectively)	$(1.0)	$(3.8)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2008 and 2007, respectively related to our pension plans (net of income tax in millions):

	As of December 31,
(in millions)	2008	2007
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(3.8)	$(1.0)

Amortization of transition obligation (asset)	0.1	(*)
Prior services cost amortized during the year	(0.2)	0.1
Net loss/gain amortized during the year	0.4	(0.1)
Net gains occurring during the year.	2.2	(2.7)
Currency exchange rate changes	0.3	(0.1)
Net adjustment to accumulated other comprehensive income	2.8	(2.8)

Accumulated other comprehensive income at end of plan year	$(1.0)	$(3.8)

(*)         Amount less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost (net of income tax, in millions):

	As of December 31,
(in millions)	2008	2007
Amortization of transition asset	$(0.1)	$(0.1)
Amortization of net losses	(0.7)	(0.2)
Amortization of prior services cost	0.2	0.2
Total amortization expenses	$(0.6)	$(0.1)

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2008	2007	2006
Weighted average discount rate	8.0%	8.0%	10.0%
Expected long-term rate of return on plan asset	8.0%	8.0%	12.0%
Rate of increase in future compensation level	4.5%	4.5%	6.0%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2009	$20.0
2010	0.5
2011	0.5
2012	0.5
2013	0.6
2014 to 2017	4.1
Total	$26.2

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

These plans accounted for approximately 30% of benefit obligations.  The following table represents the asset mix of the investment portfolio as of December 31:

	2008	2007
Asset category:
Equity securities	83%	70%
Treasury bills	17%	30%
	100%	100%

The amount of contributions that the Company expects to be paid to the plan during 2009 is not material.

Minera Mexico Post-retirement health care plan

The components of net period benefit costs are as follows:

	For the year ended December 31,
(in millions)	2008	2007	2006
Interest cost	$4.8	$2.4	$2.3
Service cost	0.6	0.5	0.5
Amortization of net loss (gain)	0.7	0.1	—
Amortization of transition obligation	1.6	1.6	—
Inflation adjustment	—	0.2	—

Net periodic post-retirement benefit costs	$7.7	$4.6	$2.8

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31
(in millions)	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$63.3	$50.7
Service cost	0.6	0.5
Interest costs	4.8	2.4
Actuarial (loss) gain, net	0.1	10.9
Benefits paid	(1.6)	(3.3)
Settlements	—	—
Currency exchange rate adjustment	(13.2)	2.1
Projected benefit obligation at end of year	$54.0	$63.3

Funded status	$(54.0)	$(63.3)

SFAS No. 158 amounts recognized in statement of financial position consists of:
Non current assets	$—	$—
Current liabilities	—	—
Non current liabilities	(54.0)	(63.3)
Total	$(54.0)	$(63.3)

SFAS No. 158 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$9.1	$11.7
Prior service cost (credit)	—	—
Transition Obligation (asset)	11.6	15.5
Total (net of income tax of $16.7 million and $12.5 million, respectively)	$20.7	$27.2

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2008 and 2007, respectively, related to our pension plan (net of income tax in millions):

	As of December 31,
(in millions)	2008	2007
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$27.2	$20.7
Effect of adopting FAS 158	—	—
Amortization of transition obligation	(1.0)	(1.0)
Net loss/(gain) occurring during the year.	(0.4)	6.8
Currency exchange rate changes	(5.1)	0.7
Net adjustment to accumulated other comprehensive income	(6.5)	6.5

Accumulated other comprehensive income at end of plan year	$20.7	$27.2

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost (net of income tax in millions):

	As of December 31,
(in millions)	2008	2007
Amortization of prior service cost (credit)	$1.6	$1.6
Amortization of net losses	0.7	0.1
Total amortization expenses	$2.3	$1.7

Discount rates used in the calculation of other post-retirement benefits and costs as of December 31, 2008 and 2007 were 8.0% and 4.0%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

(in millions)	Expected
Year	Benefit Payments
2009	$3.6
2010	3.7
2011	3.9
2012	4.1
2013	4.4
2014 to 2017	37.4
Total	$57.1

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

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$2.2	$1.7
Effect on the post-retirement benefit obligation	$26.5	$21.1

NOTE 13-MINORITY INTEREST:

For all the years presented, in the consolidated statement of earnings the minority interest is based on the earnings of the Company’s Peruvian Branch.

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

In prior years the Company acquired some Peruvian investment shares in exchange for newly issued common shares of the Company and through purchases at market value.  These acquisitions have been accounted for as purchases of minority interests.  The excess paid over the carrying value was assigned to intangible assets and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Peruvian Branch and are entitled to a pro rata participation in the cash distributions made by the Branch.  The shares are recorded as a minority interest in the Company’s financial statements.

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

In the first quarter of 2007, with the completion of the Ilo smelter modernization, the Company completed a 10-year environmental program agreed to with the Peruvian government in 1997.  This program applied to all of the Company’s Peruvian operations and contained mitigation measures and projects necessary to (1) bring the existing operations into compliance with the environmental standards established by the MEM and (2) identify areas impacted by operations that were no longer active and needed to be reclaimed.

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In accordance with the requirements of this law the Company has prepared and submitted the required closure plans to MEM.  These plans have been or are being reviewed by the responsible governmental agency and have been or will be open to public discussion in the areas of the Company’s operations.  The Company is awaiting feedback from MEM regarding these plans.  See Note 10, Asset retirement obligation, for further discussion of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $0.5 million, $21.6 million and $161.0 million in 2008, 2007 and 2006, respectively.

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

For the Company’s Mexican operations, environmental capital expenditures were $13.1 million, $25.8 million and $5.3 million in 2008, 2007 and 2006, respectively.

Litigation matters:

Peruvian operations

Garcia Ataucuri and Others against SCC:  In April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of “labor shares” (acciones laborales) of its Peruvian Branch plus dividends on such shares, to be issued in a proportional way to each former employee in accordance with their time of work with SCC’s Peruvian Branch.

The Company conducts its operations in Peru through a registered Branch.  Although the

Peruvian Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of the labor shares.  The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed 40% in cash and 60% as an equity interest in the enterprise.  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of “labor shares” to be issued in Peru by the Peruvian Branch of SCC.  These labor shares represented an equity interest in the enterprise.  In addition, according to the 1978 law, the equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to the individual employees or former employees.  The cash participation was adjusted to 4.0% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status, and the workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.

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

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or S/. 3,876,380,679.56), as required by Law No. 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares.  In 2000 SCC appealed an adverse decision of an appellate civil court, affirming a decision of a lower civil court, to the Peruvian Supreme Court.  On September 19, 2001, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  On March 8, 2002, Mr. Garcia Ataucuri restated the claim to comply with Peruvian labor law and procedural requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  In January 2005, the lower labor judge dismissed the lawsuit on procedural grounds without deciding on the merits of the case.  In March 2005, the plaintiffs appealed this decision but the appellate court dismissed the appeal due to procedural defects and remanded the case to the lower labor court for further proceedings.  The lower labor court, on motions from the plaintiffs, reinstated the appeal of the dismissal of the case of seven plaintiffs that had cured the procedural defects.  As of December 31, 2008, the case remains open with no further new developments.  The labor court has temporarily lost jurisdiction over this case until the Supreme Court decides on the Constitutional Tribunal’s decision described below.

In October 2007, in a separate proceeding initiated by Mr. Garcia Ataucuri against the justices of the Peruvian Supreme Court, the Peruvian Constitutional Court nullified the Peruvian Supreme Court decision issued on September 19, 2001 because it had violated Mr. Garcia Ataucuri’s constitutional due process rights by obliging him and the other plaintiffs to commence a new proceeding before the labor courts when they had litigated against the Company in civil courts for over 10 years.  The Peruvian Constitutional Court ordered the Supreme Court to decide again on the merits of the case accepting or denying the Company’s 2000 appeal.

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

2)             On May 10, 2006, the Company was served with a second complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law No. 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.  As of December 31, 2008 the case remains open with no new developments.

3)             Additionally, on June 27, 2008, the Company was served with a new complaint filed in Peru, this time by 82 former employees, (Alejandro Zapata Mamani and others vs. SPCC), seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the two previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Company answered this new complaint, denying the validity of the claim.  As of December 31, 2008 the case remains open with no new developments.

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

Mexican operations

The Mexican Geological Services (“MGS”) Royalties: In August 2002, MGS (formerly named

Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre (La Caridad) the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The appeal was lost by the Company in October 2007.  The Company filed a protective action (Amparo) before the Ninth collegiate Civil Tribunal which rendered a negative ruling on August 27, 2008.  The Company is defending its economic interest in the judicial process to determine the final amount to be paid to MGS.  On an ongoing basis the Company is required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

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

In November 2008, a local court ruled that IMMSA has to pay $0.9 million related to this matter.  IMMSA has appealed this ruling.  Intersaba also has submitted an appeal against the decision.

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

On November 4, 2008, a federal judge terminated the case and noted that the Ejido Capulines did not prove any harm caused by IMMSA’s Risk Analysis authorization.  In

December 2008, the Ejido Capulines appealed this decision before a federal court.  The appeal is pending.

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

Mrs. Martinez, the wife of a miner, who died in the Pasta de Conchos accident, initiated a protective action against the negative ruling issued by the Ministry of Economy denying her request to launch a procedure to cancel Industrial Minera Mexico’s coal concessions, which she argued the accident should trigger.

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

Peruvian Operations

Approximately 68% of the Company’s Peruvian labor force was unionized at December 31, 2008, represented by eight separate unions. Three of these unions, one at each major production area, represent the majority of the Company’s workers. The collective bargaining agreements for these unions last through February 2010.  Additionally, there are five smaller unions, representing the balance of workers. Collective bargaining agreements for this group are in force through November 2012.

From June 30 to July 5, 2008 the three major unions went on strike in support of a mining federation strike.  During this strike operations were near normal; an insignificant amount of production was lost as work continued with the support of staff and administrative personnel and with contractors.

Mexican operations

Approximately 75% of the Mexican labor force was unionized at December 31, 2008, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In the last seven years the Cananea mine has experienced more than nine labor stoppages totaling more than 634 days of inactivity through December 31, 2008.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage which continues into 2009.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours. The workers partially returned to work and the Company resumed operations. However, on April 11, 2008 the workers restarted the labor stoppage and shut down production, based upon a new federal ruling.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, in the second quarter 2008 the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During the second and third quarters of 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  In accordance with SFAS No. 112, the Company has estimated a liability of $36.4 million which has been recorded on the consolidated balance sheet.  In December 2008, the Mexican Federal Labor Court ruled in favor of the Company and declared the strike illegal.  The union appealed this decision.  On January 7, 2009 the judge of the fifth district on labor matters annulled the favorable decision to the Company.  The Company has filed a request for a review of this ruling before an appellate federal court.  The Company will continue to pursue a favorable resolution of the labor stoppage.

The Company has the right to resume operations at the mine with those workers who wish to continue.  Nevertheless some strikers have illegally blocked the entrance to the unit.  The Company has filed two successive complaints before an upper court in order to require the Fifth District judge to safeguard the Company’s right to operate.

Additionally, our Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.

Other legal matters:

Class actions:  Three purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the acquisition of Minera Mexico by SCC.  On January 31, 2005, the three actions Lemon Bay, LLP v. Americas Mining Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Copper Corporation, et al., Civil Action No. 969-N, and James Sousa v. Southern Copper Corporation, et al., Civil Action No. 978-N were consolidated into one action titled, In re Southern Copper Corporation Shareholder Derivative Litigation, Consol.  Civil Action No. 961-N and the complaint filed in Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company’s common stockholders.

The consolidated complaint alleges, among other things, that the acquisition of Minera Mexico is the result of breaches of fiduciary duties by the Company’s directors and is not entirely fair to the Company and its minority stockholders.  The consolidated complaint seeks, among other things, a preliminary and permanent injunction to enjoin the acquisition, the award of damages to the class, the award of damages to the Company and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The defendants believe that this lawsuit is without merit and are vigorously defending against the action.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit after being removed to federal court was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco’s creditors, as described below.  On February 2, 2007 a complaint was filed by Asarco on behalf of Asarco’s creditors, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In June 2008 the lawsuit was concluded in Brownsville, Texas.  The constructive fraudulent conveyance claim was dismissed; however the actual fraud and the aiding and abetting the breach of fiduciary duties counts were favorable to plaintiffs.  The court’s decision did not determine the damage amount.  Grupo Mexico has stated they will appeal the ruling.  While Grupo Mexico and its affiliates believe that these claims are without merit, the Company cannot assure you that these or future claims, if successful, will not have an adverse effect on the Company’s parent corporation or the Company.  Any increase in the financial obligations of the Company’s parent corporation, as a result of matters related to Asarco or otherwise could, among other effects, result in the Company’s parent corporation attempting to obtain increased dividends or other funding from the Company.  In 2005, certain subsidiaries of Asarco filed bankruptcy petitions in connection with alleged asbestos liabilities.  In July 2005, the unionized workers of Asarco commenced a work stoppage.  As a result of various factors, including the above-mentioned work stoppage, in August 2005 Asarco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Corpus Christi, Texas.  Asarco’s bankruptcy case is being joined with the bankruptcy cases of its subsidiaries.  Asarco’s bankruptcy could result in additional claims being filed against Grupo Mexico and its subsidiaries, including SCC, Minera Mexico or its subsidiaries.

Other:

Regional development contribution:

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  In 2008 and 2007, the Company made non-deductible contributions of $18.9 million and $16.1 million out of 2007 and 2006 earnings, respectively.  These contributions were deposited with a separate entity, Copper Assistance Civil Association (Asociación Civil Ayuda del Cobre) which will make disbursements for approved investments in accordance with the agreement.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.  In 2008 the Company made a provision of $12.2 million based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $53.9 million, $62.8 million and $67.2 million in 2008, 2007 and 2006, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated statement of earnings.

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003 the agreement was amended releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements.  SCC believes it can satisfy the need for increased electricity requirements from other sources, including local power providers.  Based on power cost in 2008, the estimated contractual obligation to purchase energy in the remaining period of the contract is approximately $1.1 billion.

Tax contingency matters:

Tax contingencies are provided for under FIN No 48 (see Note 8 “Income Taxes.”)

NOTE 15-STOCKHOLDERS’ EQUITY:

Common stock:

In 2008 Grupo Mexico, through its wholly owned subsidiary AMC, purchased approximately 11.8 million shares of the Company’s common shares.  In addition, in 2008 the Company repurchased 28.5 million shares of the Company’s common shares.  As a result of these transactions Grupo Mexico’s ownership of SCC’s outstanding capital stock increased to 79.0%. Please see Note 22 “Subsequent Events” for further purchases in 2009.

Stock split

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

Appropriated Retained Earnings:

As of December 31, 2008, Company management set aside $2.4 billion of unremitted earnings, of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is Company’s intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.  See also Note 8 of these financial statements.

Treasury Stock:

Included in treasury stock are shares of the Company’s common stock carried at cost.  In addition, included in treasury stock are shares of the Company’s principal shareholder, Grupo Mexico.

Activity in treasury stock in the years 2008 and 2007 was as follows (in millions):

	2008		2007
Southern Copper Corporation common shares
Balance as of January 1	$4.4		$4.4
Purchase of shares	384.6		—
Used for corporate purposes	(*	)	(*	)
Balance as of December 31	389.0		4.4

Parent Company (Grupo Mexico) common shares
Balance as of January 1	170.3		92.6
Sale of shares	(72.3)		—
Purchase of shares	(*	)	—
Other activity, including received dividends, interest and currency translation effect	27.5		77.7
Balance as of December 31	125.5		170.3

Treasury stock balance as of December 31	$514.5		$174.7

(*)         Amount less than $0.1 million.

SCC common shares in treasury

At December 31, 2008 and 2007 treasury stock holds 29,696,086 shares and 1,199,136 shares of Southern Copper Corporation common stock with a cost of $389.0 million and $4.4 million, respectively.

The shares of Southern Copper Corporation are used for general corporate purposes, including for awards under the Directors’ Stock Award Plan.  In both 2008 and 2007, the Company distributed 13,200 shares of Southern Copper Corporation shares to directors under the Directors’ Stock Award Plan.

Directors’ Stock Award Plan

The Company established a stock award compensation plan for the directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan.  At December 31, 2008 and 2007, 229,200 and 216,000 shares, respectively, have been awarded under this plan.

SCC share repurchase program

In 2008 the Company’s Board of Directors authorized a $500 million share repurchase program.  During 2008 the Company purchased 28.5 million shares of its common stock at a cost of $384.7 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table presents the repurchase program activity for the year 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan @
From	To	Purchased	Share	Announced Plan	$16.06

08/11/2008	08/31/2008	410,150	$22.91	410,150

09/01/2008	09/30/2008	2,900,000	$20.37	3,310,150

10/01/2008	10/31/2008	9,100,000	$12.65	12,410,150

11/01/2008	11/30/2008	10,621,800	$12.55	23,031,950

12/01/2008	12/31/2008	5,478,200	$12.37	28,510,150	7,182,056
	Total	28,510,150	$13.49

Please see Note 22 “Subsequent Events” for further purchases in 2009.

Grupo Mexico shares in treasury

At December 31, 2008 and 2007 treasury stock holds 88,704,513 shares and 434,351,019 shares of Grupo Mexico with a cost of $17.6 million and $82.4 million, respectively.

The shares of Grupo Mexico are used to make awards under both the Employee stock purchase plan and the Executive Stock Purchase Plan.  In 2008, the Company did not award any share of Grupo Mexico under the employee stock purchase plan.  In 2007 the Company awarded 4.8 million shares of Grupo Mexico under the employee stock purchase plan.

On June 19, 2008 Grupo Mexico announced a three-for-one split of their outstanding common stock which was effective on June 30, 2008.  Accordingly all share amounts in the Employee and Executive Stock Purchase plans have been retroactively adjusted to reflect the stock split.

On August 22, 2008 Grupo Mexico paid a dividend of 1 share for each 150 shares held, as consequence the number of Grupo Mexico shares held by the Company increased by 2,792,315 shares from 433,351,490 shares to 436,143,805 shares.

On November 11, 2008 the Company sold 350 million shares of Grupo Mexico for $216.5 million with a cost of $72.4 million.  This transaction qualifies as a transaction among entities under common control, as such, the resulting gain of $144.1 million was recorded as additional paid-in capital in the Company’s consolidated balance sheet.

On November 14, 2008 Grupo Mexico paid a dividend of 1 share for each 35 shares held, as consequence the number of Grupo Mexico shares held by the Company increased by 2,560,708 shares from 86,143,805 shares to 88,704,513 shares.

The gain net of income taxes is allocated as follows, $94.8 million to the majority shareholders’ interest and $25.2 million to the remaining 21.0% interest held by the international investment community.

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

For the years 2008 and 2007, the stock based compensation expense under this plan was $2.1 million in both periods.  As of December 31, 2008, there was $12.8 million of unrecognized compensation expenses under this plan, which is expected to be recognized over the remaining 6 years period.

The following table presents the stock award activity for the years ended December 31, 2008 and 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	—	—
Granted	14,504,151	$1.17
Exercised	—	—
Forfeited	—	—
Outstanding shares at December 31, 2007	14,504,151	$1.17

Outstanding shares at January 1, 2008	14,504,151	$1.17
Granted	—	—
Exercised	(23,655)	$1.17
Received as dividend	96,515
Forfeited	—	—
Outstanding shares at December 31, 2008	14,577,011	$1.16

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 2,250,000 shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $1.3 million and $0.5 million net of tax, in compensation expense in 2008 and 2007, respectively.  As of December 31, 2008, there was $1.9 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over the remaining period of 6 years.

The following table presents the stock award activity for the year ended December 31, 2008 and 2007:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2007	2,250,000	$0.77
Granted	—
Exercised	(877,500)	$0.77
Forfeited	—
Outstanding shares at December 31, 2007	1,372,500	$0.77

Outstanding shares at January 1, 2008	1,372,500	$0.77
Granted	—
Exercised	(675,000)	$0.77
Forfeited	—
Outstanding shares at December 31, 2008	697,500	$0.77

NOTE 16-DERIVATIVE INSTRUMENTS:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures.  The Company generally does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper and zinc swaps:

During 2008, 2007 and 2006 the Company entered into copper collar and swaps contracts to protect a portion of its sales of copper production as follows

	2008	2007	2006
Collar contracts:
Pounds (in millions)	220.5	170.5	—
Average LME cap price	$4.23	$4.07	—
Average LME floor price	$3.40	$3.20	—

Swap contracts:
Pounds (in millions)	175.1	11.9	847.7
Weighted average COMEX price	$3.87	$3.71	$3.17

Related to the settlement of these copper collar and swap contracts, the Company recorded gains of $137.0 million and $10.9 million in 2008 and 2007, respectively, and a loss of $276.1 million in 2006.  These gains and losses were recorded in net sales on the consolidated statement of earnings.  Also, these gains and losses were recorded in net earnings in operating activities on the consolidated statement of cash flows.

In addition, in 2006 the Company entered into a zinc swap contract to protect the cost of a portion of the zinc concentrates purchased during the recovery from a fire at the San Luis Potosi zinc refinery.  Related to the settlement of this zinc swap contract the Company recorded a loss of $0.2 million in 2006.  This loss was recorded in net sales on the consolidated statement of earnings.  Also, this loss was recorded in net earnings in operating activities of the consolidated statement of cash flow. The Company did not enter into any zinc derivative contracts in 2008 and 2007.

At December 31, 2008 the Company did not hold any open copper or zinc derivative instruments.

Transactions under these metal price protection programs are not accounted for as hedges under SFAS No. 133 and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in net sales on the consolidated statement of earnings.

Gas swaps:

In the last three years the Company entered into gas swap contracts to protect part of its gas consumption as follows:

	2008	2007	2006
Gas volume (MMBTUs)	460,000	900,000	3,650,000
Fixed price	$8.2175	$7.5250	$4.2668
(Loss) gain (in million)	$(0.9)	$(0.9)	$6.3

The losses and gain obtained were included in the production cost. At December 31, 2008, the Company did not hold any open gas swap contracts.

Exchange Rate Derivatives, U.S. dollar / Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in US dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At December 31, 2008 the Company held two types of exchange rate derivative contracts:

In the first type of exchange rate derivative contract, if the exchange rate settles at or below the barrier price, the Company does not sell US dollars, if the exchange rate settles above the barrier price and below the strike price established in the contract, the Company sells the notional amount of US dollars settling in the week at the strike price. If the exchange rate settles above the strike price established in the contract, the Company sells double the underlying amount of US dollars settling in the week at the strike price established in the contract. At December 31, 2008, the Company held the following contracts of this type:

Notional Amount (millions)	Underlying amount (millions)	Due Date, Weekly expiration until	Strike Price (Mexican Pesos/U.S. Dollars)	Barrier Price (Mexican Pesos/U.S. Dollars)
$15.0	$1.25	March 11, 2009	11.25	10.60

Each notional amount includes a group of underlying amount transactions that have the same strike and barrier price.

In the second type of exchange rate derivative contract, if the exchange rate is less than or equal to the strike price, the Company sells US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain to the Company.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted in the first contract and 500 cents per dollar transacted in the second contract.  If the exchange rate is above the strike price, the Company sells dollars in an amount equal to 2 times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.  At December 31, 2008, the Company held the following contracts of this type:

Notional Amount (millions)	Underlying amount (millions)	Expiration Period	Due Date	Strike Price (Mexican Pesos/U.S. Dollars)
$15.0	$2.5	Monthly	January 13, 2009 through June 11, 2009	10.59
$85.0	$2.5	Weekly	January 2, 2009 through August 21, 2009	10.53

Each notional amount includes a group of underlying amount transactions that have the same strike and barrier price.

The exercise of these zero-cost derivative contracts resulted in a realized loss of $17.8 million in 2008 and gains of $8.1 million and $0.9 million in 2007 and 2006, respectively, which were recorded as Loss on derivative instruments in the consolidated statement of earnings.

At December 31, 2008, the mark-to market value of the above listed exchange rate derivative contracts generated an unrealized loss of $56.8 million which was recorded as loss on derivative instruments in the consolidated statement of earnings.

If the exchange rate of the Mexican Peso to the US Dollar were to increase or decrease by 10%, the additional loss or benefit of these derivative instruments would not be considered material to the overall results of operations of the Company.

Dual currency notes:

In 2007 the Company invested $560.0 million in dual currency notes which provided an above market interest return subject to a barrier range of the Mexican peso/US dollar exchange rates.  Related to these investments the Company realized an exchange loss of $1.3 million, which was recorded as a loss on derivative instruments in the consolidated statement of earnings.  At December 31, 2008, the Company did not hold any dual currency notes.

The Company earned interest of $2.1 million in 2007, which was recorded as interest income in the consolidated statement of earnings.

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

	As of December 31,
	2008		2007
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Accounts receivable associated with provisionally priced sales:
Copper	$(44.2)	$(44.2)	$(42.0)	$(42.0)
Molybdenum	$(53.1)	$(53.1)	$—	$—
Short-term investments	$62.4	$62.4	$117.9	$117.9
Liabilities:
Long-term debt	$1,306.4	$1,038.6	$1,466.4	$1,531.7

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

NOTE 18-CONCENTRATION OF RISK:

The Company operates four open-pit copper mines, five underground poly metal mines, three smelters and eight refineries in Peru and Mexico and substantially all of its assets are located in these countries.  There can be no assurances that the Company’s operations and assets that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments.  Much of the Company’s products are exported from Peru and Mexico to customers principally in United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable.

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2008, SCC had invested its cash equivalents as follows:

Country	% of total cash	% invested in one institution
Abroad	59.5%	25.5%
Peru	8.3%	15.4%
Mexico	32.2%	30.7%

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

The Company’s five largest trade receivable balances accounted for 61.7%, 45.4% and 39.5% of the trade accounts receivable at December 31, 2008, 2007 and 2006, respectively, of which one customer represented approximately 21.5%, 22.4% and 10.9%, respectively, of our trade accounts receivable.

NOTE 19-RELATED PARTY TRANSACTIONS:

Balances receivable and payable with affiliated companies are shown below (in millions):

	As of December 31,
	2008	2007
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$1.5
Ferrocarril Mexicano, S.A. de C.V.	0.3	—
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	0.8	—
Other	—	0.1
	$1.9	$1.6
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$8.9	$3.0
Ferrocarril Mexicano, S.A. de C.V.	—	0.9
Other	—	—
	$8.9	$3.9

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The total amount paid by the Company for such services in each of the last three years ended December 31, 2008 was $13.8 million.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees of $11.0 million, $11.0 million and $17.2 million in 2008, 2007 and 2006, respectively, primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.

In addition, the Company’s Mexican operations paid $22.0 million, $14.5 million and $29.8 million in 2008, 2007 and 2006, respectively, for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  In connection with this, the Company paid fees of $1.8 million, $2.5 million and $5.5 million in 2008, 2007 and 2006, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.  Also, in 2007, the Company paid fees of $0.8 million for drilling services provided by Perforadora Mexico, S.A de C.V, a company controlled by the Larrea family.

Additionally, in the third quarter of 2006, one of our Mexican subsidiaries provided a short-term interest bearing loan of $10.6 million to Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”) for the purchase of an airplane, which was paid in the first quarter of 2007.  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.  Our Mexican subsidiaries have provided a guaranty for a new $10.8 million loan obtained by MexTransport.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees of $2.9 million, $1.2 million in 2008 and 2007, respectively, to MexTransport for aviation services.

The Company purchased $4.0 million, $6.3 million and $4.9 million in 2008, 2007 and 2006, respectively, of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest.  The Company paid fees of $0.8 million, $0.7 million and $0.6 million in 2008, 2007 and 2006, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.7 million, $0.7 million and $0.5 million in 2008, 2007 and 2006, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased $0.5 million and $0.3 million in 2008 and 2007, respectively, of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $2.2 million, $3.6 million and $4.6 million in 2008, 2007 and 2006, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez has a proprietary interest.  Mr. Jorge Gonzalez is the son-in-law of SCC’s Chief Executive Officer.

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

Intersegment sales are based on arms-length prices at the time of sale.  These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by the Company are:

1.               Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.               Mexican open pit operations, which include La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.  The Mexican open pit operations produce copper, with production of by-products of molybdenum, silver and other material.

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

The IMMSA segment includes five mines whose minerals are processed in the same smelter and refinery.  This segment also includes an underground coal mine.  Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit.  While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open pit mines, the nature of the products and processes of two Mexican operations vary distinctly.  These differences cause the Company’s Chief Operating Officer to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

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

Financial information relating to Company’s segments is as follows:

	Year Ended, December 31, 2008
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,477.5	$430.1	$2,943.2	—	$4,850.8
Intersegment sales	106.1	95.0	—	$(201.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	728.2	446.4	1,243.1	(235.5)	2,182.2
Selling, general and administrative	37.9	21.5	40.3	2.7	102.4
Depreciation, amortization and depletion	178.2	32.4	114.6	2.1	327.3
Exploration	5.2	11.4	20.4	—	37.0
Operating income	$634.1	$13.4	$1,524.8	$29.6	2,201.9

Less:
Interest, net					(50.7)
Loss on derivative instruments					(74.6)
Other income (expense)					17.2
Income taxes					(679.3)
Minority interest					(7.9)
Net earnings					$1,406.6

Capital expenditures	$145.0	$44.2	$302.4	$25.1	$516.7
Property, net	$1,644.5	$271.1	$1,846.7	$41.6	$3,803.8
Total assets	$2,704.1	$612.8	$2,502.3	$(54.9)	$5,764.3

	Year Ended, December 31, 2007
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,981.1	$591.7	$3,512.9	$—	$6,085.7
Intersegment sales	244.0	89.0	—	(333.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	735.9	361.7	1,365.2	(340.6)	2,122.2
Selling, general and administrative	37.0	25.2	39.8	(4.0)	98.0
Depreciation, amortization and depletion	176.8	37.3	110.8	3.0	327.9
Exploration	4.7	10.1	25.4	—	40.2
Operating income	$1,270.7	$246.4	$1,971.7	$8.6	3,497.4

Less:
Interest, net					(26.0)
Loss on derivative instruments					(73.7)
Loss on debt prepayment					(16.6)
Other income (expense)					30.8
Income taxes					(1,185.3)
Minority interest					(10.2)
Net earnings					$2,216.4

Capital expenditures	$132.4	$26.5	$127.2	$29.6	$315.7
Property, net	$1,605.2	$248.5	$1,654.8	$59.8	$3,568.3
Total assets	$2,841.4	$590.2	$3,306.2	$(157.2)	$6,580.6

	Year Ended, December 31, 2006
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,679.1	$598.3	$3,182.8	$—	$5,460.2
Intersegment sales	308.0	104.2	32.6	(444.8)	-
Cost of sales (exclusive of depreciation, amortization and depletion)	867.8	345.9	1,247.4	(441.3)	2,019.8
Selling, general and administrative	37.5	23.8	36.0	(9.0)	88.3
Depreciation, amortization and depletion	160.2	28.2	86.4	0.3	275.1
Exploration	1.8	7.3	13.6	—	22.7
Operating income	$919.8	$297.3	$1,832.0	$5.2	3,054.3

Less:
Interest, net					(35.3)
Loss on derivative Instruments					(11.6)
Loss on debt prepayment					(1.1)
Other income (expense)					(0.3)
Taxes on income					(959.1)
Minority interest					(9.3)
Net earnings					$2,037.6

Capital expenditures	$157.2	$45.3	$253.3	$—	$455.8
Property, net	$1,587.5	$268.9	$1,637.1	$44.8	$3,538.3
Total assets	$2,624.8	$658.7	$3,224.9	$(132.0)	$6,376.4

Sales value per segment:

	Year Ended, December 31, 2008
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Consolidated

Copper	$1,066.7	$79.7	$2,322.7	$(114.2)	$3,354.9
Molybdenum	347.6	—	450.6	—	798.2
Other	169.3	445.4	169.9	(86.9)	697.7
Total	$1,583.6	$525.1	$2,943.2	$(201.1)	$4,850.8

	Year Ended, December 31, 2007
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Consolidated

Copper	$1,694.5	$101.0	$2,677.8	$(244.5)	$4,228.8
Molybdenum	435.5	—	650.5	—	1,086.0
Other	95.1	579.7	184.6	(88.5)	770.9
Total	$2,225.1	$680.7	$3,512.9	$(333.0)	$6,085.7

	Year Ended, December 31, 2006
(in millions)	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Intersegment Elimination	Total Consolidated

Copper	$1,748.9	$124.7	$2,595.0	$(321.4)	$4,147.2
Molybdenum	125.3	—	449.7	—	575.0
Other	112.9	577.8	170.7	(123.4)	738.0
Total	$1,987.1	$702.5	$3,215.4	$(444.8)	$5,460.2

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Year ended December 31,
(in millions)	2008	2007	2006
United States	$1,288.6	$1,553.2	$1,747.5
Europe	1,108.0	1,491.7	1,711.6
Mexico	1,088.2	1,189.3	1,094.7
Peru	129.8	152.1	155.2
Latin America, excluding Mexico and Peru	861.2	1,133.7	659.4
Asia	238.0	554.8	368.1
Derivative instruments	137.0	10.9	(276.3)
Total	$4,850.8	$6,085.7	$5,460.2

PROVISIONAL SALES PRICE:

At December 31, 2008, the Company has recorded provisionally priced sales of 141.0 million pounds of copper, at a forward average price of $1.39 per pound.  Also, the Company has recorded provisionally priced sales of 6.3 million pounds of molybdenum at the year-end market price of $9.50 per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2008:

Pounds of copper	Priced at	Month of settlement
(millions)
73.3	$1.39	January 2009
41.6	1.39	February 2009
17.8	1.39	March 2009
7.2	1.40	April 2009
1.1	1.40	May 2009
141.0	$1.39	Total

Pounds of molybdenum	Market price	Month of settlement
(millions)
1.9	$9.50	January 2009
2.1	9.50	February 2009
1.6	9.50	March 2009
0.2	9.50	April 2009
0.5	9.50	May 2009
6.3	$9.50	Total

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December 31 (in millions):

	As of December 31,
	2008	2007
Copper	$(44.2)	$(40.2)
Molybdenum	(53.1)	—
Total	$(97.3)	$(40.2)

During the month of January 2009, the market price of copper increased and the price of molybdenum decreased slightly.  The effect of these changes on 2008 sales settling in January 2009 was an increase of $1.1 million in sales.  Additionally, forward prices for copper as of January 31, 2009 also increased, the effect of this increase on 2008 open sales settling after January 2009 would be an increase of $3.2 million in sales.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

Under the terms of a forward sales contract with Cumerio Belgium, formerly Union Minière, as amended, the Company is required to supply Cumerio Belgium, through its agent, S.A. SOGEM N.V., with 8,800 tons of blister copper during 2009.  The price of the copper contained in blister supplied under the contract is determined based on the LME monthly average settlement price, less a refining allowance, which is negotiated annually.

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

NOTE 21-QUARTERLY DATA (unaudited)

(in millions, except per share data)

2008
	1st	2nd	3rd	4th	Year
Net sales	$1,499.2	$1,461.8	$1,440.1	$449.7	$4,850.8
Gross Profit	$978.6	$911.4	$794.3	$(15.7)	$2,668.6
Operating income	$864.7	$792.4	$676.0	$(131.2)	$2,201.9
Net earnings	$565.0	$548.5	$417.8	$(124.7)	$1,406.6
Net earnings per share:
Basic and diluted	$0.64	$0.62	$0.48	$(0.14)	$1.60
Dividend per share	$0.47	$0.57	$0.57	$0.33	$1.94

2007
	1st	2nd	3rd	4th	Year
Net sales	$1,358.3	$1,826.5	$1,606.4	$1,294.5	$6,085.7
Gross Profit	$891.6	$1,264.2	$1,046.6	$761.1	$3,963.5
Operating income	$787.4	$1,145.2	$933.8	$631.0	$3,497.4
Net earnings	$551.7	$726.0	$627.8	$310.9	$2,216.4
Net earnings per share:
Basic and diluted	$0.62	$0.82	$0.71	$0.36	$2.51
Dividend per share	$0.57	$0.50	$0.53	$0.67	$2.27

All the per share amounts prior to 2nd quarter 2008 had been restated to reflect the common stock split.

NOTE 22-SUBSEQUENT EVENTS

In 2009, through February 23, we purchased an additional 2.7 million shares of our common shares and AMC purchased 2.2 million shares of our common shares.  As a result, as of February 23, 2009 Grupo Mexico’s ownership of our capital stock increased to 79.5%.

On January 30, 2009 the Board of Directors authorized a dividend of 11.7 cents per share to be paid on March 30, 2009 to shareholders of record as of March 11, 2009.

On February 18, 2009 the Company announced that it has given notice to Frontera Copper Corporation, “Frontera”, a Canadian mining, development and exploration company of the termination of the support agreement dated February 4, 2009.  Under the support agreement, the Company agreed to acquire all of Frontera’s outstanding shares for C$0.65 per share, or approximately C$42 million (approximately $35 million).  On February 6, 2009, Invecture made an offer of C$0.75 per share of Frontera, or the Invecture Offer, which Frontera’s board of directors unanimously recommended to Frontera’s shareholders to accept.  The Company, in turn, decided not to exercise its right under the support agreement to restate the Invecture Offer by increasing its C$0.65 per share tender to outbid the C$0.75 per share of Invecture, because the Company deemed that an increase of its offer would not be in its best economic interest.  The Company remains open to pursue other business opportunities which are accretive to its shareholders.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 30, 2009 at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 12th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

TRANSFER AGENT, REGISTRAR AND STOCKHOLDERS SERVICES

The Bank of New York Mellon Corporation (BONY)

Shareowner Services

480 Washington Boulevard

Jersey City, NJ 07310-1900-0286

Phone: (800) 524-4458

DIVIDEND REINVESTMENT PROGRAM

SCC stockholders can have their dividends automatically reinvested in SCC common shares.  SCC pays all administrative and brokerage fees.  This plan is administered by The Bank of New York Mellon Corporation.  For more information, contact The Bank of New York Mellon Corporation at (800) 524-4458.

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

Telephone (51-1) 313-2478, Fax (51-1) 313-2556.

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

11811 North Tatum Blvd. Suite 2500, Phoenix, Az. 85028, USA

Telephone: (602) 494-5328, Fax: (602) 494-5317

NYSE Symbol: PCU

Avenida Caminos del Inca 171, Chacarilla del Estanque, Santiago de Surco, Lima 33 — Peru.

Telephone: (51-1) 512-0440, Ext. 3354

Lima Stock Exchange Symbol: PCU

Edificio Parque Reforma, Campos Eliseos No. 400, 11th Floor, Col. Lomas de Chapultepec, Mexico City, Mexico

Web Page:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

CERTIFICATION REQUIRED BY THE NEW YORK STOCK EXCHANGE

The Company has filed with the New York Stock Exchange (“NYSE”) the 2008 certification that the Chief Executive Officer is unaware of any violation of the corporate governance standards of the NYSE.  The Company has also filed with the Securities and Exchange Commission (“SEC”) the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits to the 2008 Annual Report on Form 10-K.  The Company anticipates filing, on a timely basis, the 2009 NYSE certification and is filing the Section 302 certifications as exhibits to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1),present fairly, in all material respects, the financial position of Southern Copper Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, “Management’s Report on Internal Control over Financial Reporting” appearing on Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 2, 2009

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None —

Item 9A. Controls and Procedures

As of December 31, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2008 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None

PART III

Item 10, 11, 12, 13 and 14.

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages 71 to 72.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2009 or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2009.

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

Item 15. Exhibits, Financial Statement Schedules

(A) The following documents are filed as part of this report:

1.                              Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Form 10-K
Pages
Consolidated statement of earnings for the years ended December 31, 2008, 2007 and 2006	112
Consolidated balance sheet at December 31, 2008 and 2007	113
Consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006	114
Consolidated statement of changes in stockholders’ equity for the years ended December 31, 2008, 2007 and 2006	115-116
Notes to the consolidated financial statements	117-170
Reports of Independent Registered Public Accounting Firm	173-174

2.                              Exhibits:

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005.

(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 2, 2006).

(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 28, 2008)

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

4.4	Form of 6.375% Note (included in Exhibit 4.2).

4.5	Form of New 7.500% Note (included in Exhibit 4.3(a)).

4.6	Form of New 7.500% Note (included in Exhibit 4.3 (b)).

10.1	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation).

10.2	Incentive Compensation Plan of the Company.

10.3	Form of Directors’ Stock Award Plan of the Company.

10.4	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004.

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

The exhibits listed as 10.2 through 10.4 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

Schedule II

Valuation and Qualifying Accounts and Reserves

(in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deduction	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2008	4.6	0.4		0.2	4.8
2007	6.0	—	—	1.4	4.6
2006	5.7	0.3	—	—	6.0

Supplies:
2008	30.4	6.4		0.1	36.7
2007	27.7	3.0	—	0.3	30.4
2006	23.4	4.6		0.3	27.7

Notes issued under par:
2008	16.7	—	—	0.3	16.4
2007	16.9	—	—	0.2	16.7
2006	6.2	10.8	—	0.1	16.9

Deferred Tax Assets:
2008	34.1	—	—	5.5	28.6
2007	—	62.7	—	28.6	34.1
2006	81.2	—	—	81.2	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 24, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ Genaro Guerrero	Vice President, Finance, Chief Financial Officer
Genaro Guerrero	(principal financial officer)

/s/ Jose N. Chirinos Fano	Comptroller (principal Accounting Officer)
Jose N. Chirinos Fano

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Genaro Larrea Mota-Velasco
German Larrea Mota-Velasco	Genaro Larrea Mota-Velasco

/s/ Emilio Carrillo Gamboa	/s/ Daniel Muñiz Quintanilla
Emilio Carrillo Gamboa	Daniel Muñiz Quintanilla

/s/ Alfredo Casar Perez	/s/ Armando Ortega Gomez
Alfredo Casar Perez	Armando Ortega Gomez

/s/ Alberto De la Parra Zavala	/s/ L. Miguel Palomino Bonilla
Alberto De la Parra Zavala	L. Miguel Palomino Bonilla

/s/Xavier Garcia de Quevedo	/s/ Gilberto Perezalonso Cifuentes
Xavier Garcia de Quevedo	Gilberto Perezalonso Cifuentes

/s/ Oscar Gonzalez Rocha	/s/ Juan Rebolledo Gout
Oscar Gonzalez Rocha	Juan Rebolledo Gout

/s/ Harold S. Handelsman	/s/ Carlos Ruiz Sacristan
Harold S. Handelsman	Carlos Ruiz Sacristan

Date:  February 24, 2009

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (Filed as Exhibit 3.1 to the Company’s 2005 Quarterly Report on Form 10-Q for the third quarter and incorporated herein by reference).

(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 2, 2006). (Filed as Exhibit 3.1 to Registration Statement on Form S-4, File No. 333-135170) filed on June 20, 2006 and incorporated herein by reference).

(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 28, 2008). (Filed as Exhibit 3.1 to the Company’s 2008 Quarterly Report on Form 10-Q for the second quarter and incorporated herein by reference).

3.2	By-Laws, as amended on April 26, 2007. (Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the first quarter of 2007 and incorporated herein by reference).

4.1

(a) Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC (Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 33-129287 filed on October 28, 2005 and incorporated herein by reference)

(b) Registration Rights Agreement, dated as of May 9, 2006, by and between Southern Copper Corporation and Citigroup Global Markets Inc. as Representative of the Initial Purchasers. Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-135170 filed on June 20, 2006 and incorporated herein by reference).

4.2

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference.

4.3

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference)

(b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of new York, The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.4	Form of 6.375% Note (included in exhibit 4.2.

4.5	Form of New 7.500% Note (included in Exhibit 4.3(a)).

4.6	Form of New 7.500% Note (included in Exhibit 4.3(b))

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