Form 10-Q
period 2009-03-31
SOUTHERN COPPER CORP/
filed 2009-05-11
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the

preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

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

As of April 30, 2009 there were outstanding 850 million shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

Part I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended
	March 31,
	2009	2008
	(in thousands)
Net sales	$621,998	$1,499,206

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	375,455	520,589
Selling, general and administrative	18,792	24,655
Depreciation, amortization and depletion	78,221	81,196
Exploration	5,402	8,056
Total operating costs and expenses	477,870	634,496

Operating income	144,128	864,710

Interest expense	(24,183)	(27,235)
Capitalized interest	2,075	1,088
(Loss) gain on derivative instruments	(2,604)	2,408
Other income (expense)	2,657	(4,674)
Interest income	5,198	17,415
Income before income taxes	127,271	853,712

Income taxes	48,025	286,022

Net income	79,246	567,690

Less: Net income attributable to the non-controlling interest	554	2,707

Net income attributable to Southern Copper Corporation	$78,692	$564,983

Earnings per share — basic and diluted:
Net income attributable to SCC basic and diluted	$0.09	$0.64
Dividend paid to SCC common shareholders	$0.12	$0.47

Weighted average common shares outstanding (basic and diluted)	852,772	883,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$291,275	$716,740
Short-term investments	50,981	62,376
Accounts receivable trade, less allowance for doubtful accounts (2009 - $4,805; 2008 - $4,811)	168,038	104,149
Accounts receivable other (including affiliates 2009 — $1,664; 2008 - $1,925)	70,626	29,439
Inventories	449,291	451,597
Deferred income tax	22,192	64,711
Other current assets	133,801	124,681
Total current assets	1,186,204	1,553,693

Property, net	3,804,119	3,803,764
Leachable material, net	144,036	156,294
Intangible assets, net	113,619	114,056
Deferred income tax	59,246	83,106
Other assets	56,942	53,411
Total assets	$5,364,166	$5,764,324

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	313,562	413,351
Accrued income taxes	19,227	34,378
Due to affiliated companies	9,760	8,965
Accrued workers’ participation	81,701	205,466
Interest	20,126	40,968
Other accrued liabilities	31,326	24,335
Total current liabilities	485,702	737,463

Long-term debt	1,280,042	1,279,972
Deferred income taxes	116,180	169,342
Non-current taxes payable	71,140	70,266
Other liabilities and reserves	87,777	93,875
Asset retirement obligation	18,215	18,007
Total non-current liabilities	1,573,354	1,631,462

Commitments and Contingencies (Note L)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	994,069	993,826
Retained earnings	2,895,655	2,916,517
Accumulated other comprehensive loss	(22,174)	(23,477)
Treasury stock	(585,733)	(514,453)
Total SCC stockholders’ equity	3,290,663	3,381,259
Non-controlling interest	14,447	14,140
Total equity	3,305,110	3,395,399

Total liabilities and equity	$5,364,166	$5,764,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES

Net income attributable to SCC	$78,692	$564,983
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	78,221	81,196
Capitalized leachable material	—	(2,246)
(Gain) loss on currency translation effect	(1,394)	18,601
Provision for deferred income taxes	18,927	(38,052)
(Gain) loss on sale of short-term investment	(707)	1,693
Unrealized gain on derivative instruments	(25,079)	(8,237)
Non-controlling interest	554	2,707

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(107,336)	(130,825)
Inventories	2,306	(7,028)
Accounts payable and accrued liabilities	(250,462)	21,850
Other operating assets and liabilities	11,994	(3,444)
Net cash (used for) provided from operating activities	(194,284)	501,198

INVESTING ACTIVITIES
Capital expenditures	(62,978)	(49,894)
Net proceeds from sale of short-term investments	12,102	7,329
Other	204	(817)
Net cash used for investing activities	(50,672)	(43,382)

FINANCING ACTIVITIES
Dividends paid to common stockholders	(99,555)	(412,302)
Distributions to non-controlling interest	—	(3,160)
Repurchase of common shares	(71,566)	—
Other	70	61
Net cash used for financing activities	(171,051)	(415,401)

Effect of exchange rate changes on cash and cash equivalents	(9,458)	21,094

Increase (decrease) in cash and cash equivalents	(425,465)	63,509
Cash and cash equivalents, at beginning of period	716,740	1,409,272
Cash and cash equivalents, at end of period	$291,275	$1,472,781

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$43,954	$46,330
Income taxes	$32,806	$216,194
Workers participation	$82,742	$115,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The condensed consolidated financial statements for the three months ended March 31, 2009 have been subject to a review by Galaz, Yamazaki, Ruiz Urquiza S.C., a member firm of Deloitte Touche Tohmatsu, the Company’s independent registered public accounting firm, whose report dated May 8, 2009, is presented on page 50.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2008 and notes included in the Company’s 2008 annual report on Form 10-K.

B.             Adoption of New Accounting Standards:

On January 1, 2009 the Company adopted the following pronouncements of the Financial Accounting Standards Board (“FASB”) pronouncements:

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This new standard improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The adoption of this statement has not had a material effect on the Company’s financial position and results of operations. See disclosures required in note G, Derivative instruments.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51.  This statement addresses the reporting of minority interests, now called “non-controlling interest”, in the results of the parent and provides direction for the recording of such interests in the financial statements.  It also provides guidance for the recording of various transactions related to the non-controlling interest, as well as certain disclosure requirements.  The adoption of this statement caused some changes to the Company’s presentation of financial results and statement of position.  However, these changes are not of a material nature.

In December 2007, the FASB published SFAS No. 141-R, which replaces SFAS No. 141, “Business Combinations.”  This statement improves the reporting of information about a business combination and its effects.  This statement establishes principles and requirements for how the acquirer will recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition.  Also, the statement determines the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase, and finally, determines the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company has adopted this pronouncement and will apply its requirements to future business combinations.

C.             Short-term Investments:

The balance of short-term investments was as follows (in millions):

	As of
Investments	March 31, 2009	December 31, 2008
Short-term investments in securities issued by public companies with a weighted average interest rate of 1.07% at March 31,2009 and 1.85% at December 31, 2008.	$51.0	$62.4

Short-term investments in securities consist of available for sale securities issued by public companies.  Each security is independent of the others.

In the first quarter of 2009 and 2008, the Company earned interest of $0.3 million and $1.6 million, respectively, related to these investments which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the first quarter of 2009 and 2008, the Company redeemed $12.1 million and $5.2 million, respectively, of these investments.

In the first quarter of 2009 and 2008 the Company recorded a gain of $0.7 million and a loss of $1.7 million, respectively.  The Company considered these gains/losses other than temporary, and therefore has recorded them as other income (expense) in the condensed consolidated statement of earnings.

D.            Inventories were as follows:

(in millions)	March 31, 2009	December 31, 2008
Metals at lower of average cost or market:
Finished goods	$46.7	$46.7
Work-in-process	141.0	135.8
Supplies at average cost	261.6	269.1
Total inventories	$449.3	$451.6

E.              Income taxes:

The income tax provision for the first quarter of 2009 and 2008 was $48.0 million and $286.0 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 37.7% for the first three months of 2009 as compared to 33.5% during the same period in 2008.  The increase in the effective tax rate for the first quarter 2009 is largely due to the incremental U.S. tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28.5%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, Americas Mining Corporation (“AMC”), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, SCC will be included in AMC’s consolidated US federal income tax return commencing from March 27, 2009.  AMC is a holding company and most of the business assets and operations of AMC belong to ASARCO LLC and its subsidiaries.  In accordance with paragraph 40 of FAS No. 109, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of US federal income tax matters.  At present, SCC is providing current and deferred 2009 US income taxes, as if it were still a separate filer.  It is believed that taxes provided on this basis will not be materially different from the provision necessary once the Company has reached a tax sharing agreement with AMC.

FIN No. 48 — Accounting for Uncertainty in Income Taxes.

There were no material changes in the unrecognized tax benefits in the first three months of 2009.  In the United States, the tax years 2003 and 2004 are currently before the appeals division of the IRS.  The tax years 2005, 2006 and 2007 are currently under IRS field examination, which commenced in November 2008.  Management does not expect that any of the open years will result in a cash payment within the preceding twelve months of March 31, 2010.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the quarter ended March 31, 2009.

F.              Provisionally Priced Sales:

At March 31, 2009, the Company has recorded provisionally priced sales of 26.6 million pounds of copper, at an average forward price of $1.83 per pound.  Also the Company has recorded provisionally priced sales of 10.1 million pounds of molybdenum at the March 31, 2009 market price of $8.13 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2009:

Copper (million lbs.)	Priced at	Month of Settlement
24.9	1.83	April 2009
1.1	1.83	May 2009
0.6	1.85	July 2009
26.6	1.83

Molybdenum (million lbs.)	Priced at	Month of Settlement
3.0	8.13	April 2009
2.9	8.13	May 2009
3.1	8.13	June 2009
0.8	8.13	July 2009
0.3	8.13	August 2009
10.1	8.13

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

In the first quarter of 2008, the Company entered into copper collar and swap contracts to protect a portion of its 2008 sales of copper production.  As a result, the Company recorded a gain of $6.4 million in the first quarter of 2008.  This gain was recorded in net sales in the condensed consolidated statement of earnings and in accounts receivable other in the condensed consolidated balance sheet.  The Company did not hold any copper or zinc derivative contracts in the first quarter of 2009.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in US dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At March 31, 2009 the Company held exchange rate derivative contracts with the following conditions:

If the exchange rate is less than or equal to the strike price, the Company sells US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain to the Company.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted in the first contract and 500 cents per dollar transacted in the second contract.  If the exchange rate is above the strike price, the Company sells dollars in an amount equal to two times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.  At March 31, 2009, the Company held the following contracts:

Notional Amount (1) (millions)	Underlying amount (millions)	Expiration Period	Due Date	Strike Price (Mexican Pesos/ U.S. Dollars)
$7.5	$2.5	Monthly	April 13, 2009 through June 11, 2009	10.59
$52.5	$2.5	Weekly	April 3, 2009 through August 21, 2009	10.53

(1) Each notional amount includes a group of weekly transactions that have the same strike price.

At March 31, 2009, the fair value of the above listed exchange rate derivative contracts is a loss of $31.7 million, of which $29.1 million was included in the 2008 consolidated statement of earnings.

Related to the exchange rate derivative contracts the Company recorded a net loss of $2.6 million in the first quarter of 2009 compared with a gain of $2.4 million in the first quarter of 2008.  These gains and losses were recorded as (loss) gain on derivative instruments in the condensed consolidated statement of earnings.

H.            Asset Retirement Obligation:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company has prepared and submitted the required closure plans to the Peruvian Ministry of Energy and Mines (“MEM”).  These plans have been reviewed by the responsible governmental agency and have been open to public discussion in the areas of the Company’s operations.  The Company is awaiting MEM’s report, which is expected to consolidate the issues raised in the recent review for the closure plan.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.

As of March 31, 2009, the Company has made an estimated provision of $18.2 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The following table summarizes the asset retirement obligation activity for the first quarter of 2009 and 2008 (in millions):

	2009	2008
Balance as of January 1	$18.0	$13.1
Additions, changes in estimates		—
Accretion expense	0.2	0.3
Balance as of March 31,	$18.2	$13.4

I.                 Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	March 31, 2009	December 31, 2008
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.7	$0.8
Ferrocarril Mexicano S.A. de C.V.	0.9	0.3
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	—	0.8
	$1.6	$1.9
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$9.6	$8.9
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	0.2	—
	$9.8	$8.9

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The total amount paid by the Company for such services in the first quarter of 2009 and 2008 was $1.7 million and $3.2 million, respectively.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees of $2.4 million and $3.9 million in the first quarter of 2009 and 2008, respectively, primarily for freight services and construction services provided by subsidiaries of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees of less than $0.1 million and $0.3 million in the first quarter of 2009 and 2008, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.  Additionally, in 2007, our Mexican subsidiaries have provided guaranties for loans totaling $10.8 million obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”).  These loans mature in 2010 ($2.3 million) and 2013 ($8.4 million).  MexTransport, a company controlled by the Larrea family, provides aviation services to our Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees of $0.3 million and $0.7 million in the first quarter of 2009 and 2008, respectively, to MexTransport for aviation services.

The Company purchased $1.0 million and $1.5 million in the first quarter of 2009 and 2008, respectively, of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest.  The Company paid fees of $0.1 million and $0.2 million in the first quarter of 2009 and 2008, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.3 million and less than $0.1 million in the first quarter of 2009 and 2008, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased $0.1 million and $0.2 million in the first quarter of 2009 and 2008, respectively, of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.4 million and $0.6 million in the first quarter of 2009 and 2008, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

J.                Benefit Plans:

SCC Defined Benefit Pension Plan-

The components of the net periodic benefit costs for the three months ended March 31, are as follows (in millions):

	2009		2008
Interest cost	$0.2		$0.2
Expected return on plan assets	(0.1)		(0.1)
Amortization of net loss (gain)	(*	)	(*	)
Net periodic benefit cost	$0.1		$0.1

(*) amount is lower than $0.1 million.

SCC Post-retirement Health Care Plan-

The components of the net periodic benefit costs for the post-retirement health care plan for the three months ended March 31, 2009 and 2008 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the three months ended March 31, 2009 and 2008 are as follows (in millions):

	2009		2008

Interest cost	$0.5		$0.5
Service cost	0.6		0.6
Expected return on plan assets	(0.7)		(0.7)
Amortization of transition assets, net	(*	)	(*	)
Amortization of net actuarial loss	(0.2)		(*	)
Amortization of prior services cost	(*	)	(*	)
Net periodic benefit cost	$0.2		$0.4

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan-

The components of the net periodic cost for the three months ended March 31, 2009 and 2008 are as follows (in millions):

	2009	2008

Interest cost	$1.2	$0.8
Service cost	0.2	0.1
Amortization of net loss (gain)	0.2	(*)
Amortization of transition obligation	0.4	—
Net periodic benefit cost	$2.0	$0.9

(*) amount is lower than $0.1 million

K.            Comprehensive Income (in millions):

	Three months ended
	March 31,
	2009	2008
Net income	$79.2	$567.7
Other comprehensive income (loss) net of tax:
Additional decrease in liability for employee benefit obligation	1.3	—
Comprehensive income	80.5	567.7
Comprehensive income attributable to the non-controlling interest	0.5	2.7
Comprehensive income attributable to SCC	$80.0	$565.0

L.    Commitments and Contingencies

Environmental matters:

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include, among other features, water recovery systems to conserve water and minimize impact on nearby streams, reforestation programs to stabilize the surface of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions.

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

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In accordance with the requirements of this law the Company has prepared and submitted the required closure plans to MEM.  These plans have been reviewed by the responsible governmental agency and have been open to public discussion in the areas of the Company’s operations.  The Company is awaiting feedback from MEM regarding public comments made to these plans.  See Note H, Asset retirement obligation, for further discussion of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $1.1 million and $1.5 million in the first quarter of 2009 and 2008, respectively.

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

For the Company’s Mexican operations, environmental capital expenditures were $7.6 million and $1.1 million in the first quarter of 2009 and 2008, respectively.

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

The Company conducts its operations in Peru through a registered Branch.  Although the Peruvian Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of the labor shares.  The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed 40% in cash and 60% as an equity interest in the enterprise.  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers in the mining industry.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of “labor shares” to be issued in Peru by the Peruvian Branch of SCC.  These labor shares represented an equity interest in the enterprise.  In addition, according to the 1978 law, the equity participations previously distributed to the “Mining Community” were returned to the Company and redistributed in the form of labor shares to the individual employees or former employees.  The cash participation was adjusted to 4.0% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status, and the workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.

In 1995, the Company offered to exchange new common shares of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s common shares, greatly reducing the minority interest, now called non-controlling interest, on the Company’s balance sheet.  What remains of the workers’ equity participation is now included on the consolidated balance sheet under the caption “Non-controlling interest.”

In relation to the issuance of “labor shares” by the Branch in Peru, the Company is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Company was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or Nuevos soles (“S/.”) 3,876,380,679.56), as required by Law No. 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of work with SCC’s Branch in Peru, plus dividends on such shares.  In 2000 SCC appealed an adverse decision of an appellate civil court, affirming a decision of a lower civil court, to the Peruvian Supreme Court.  On September 19, 2001, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.  On March 8, 2002, Mr. Garcia Ataucuri restated the claim to comply with Peruvian labor law and procedural requirements, and increased the number of plaintiffs to approximately 958 ex-workers.  In January 2005, the lower labor judge dismissed the lawsuit on procedural grounds without deciding on the merits of the case.  In March 2005, the plaintiffs appealed this decision but the appellate court dismissed the appeal due to procedural defects and remanded the case to the lower labor court for further proceedings.  The lower labor court, on motions from the plaintiffs, reinstated the appeal of the dismissal of the case of seven plaintiffs that had cured the procedural defects.  As of March 31, 2009, the case remains open with no further new developments.  The labor court has temporarily lost jurisdiction over this case until the Supreme Court decides on the Constitutional Tribunal’s decision described below.

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

2)              On May 10, 2006, the Company was served with a second complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law No. 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Company answered this new complaint, denying the validity of the claim.  As of March 31, 2009 the case remains open with no new developments.

3)              On June 27, 2008, the Company was served with a new complaint filed in Peru, this time by 82 former employees, (Alejandro Zapata Mamani and others vs. SPCC), seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the two previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Company answered this new complaint, denying the validity of the claim.  As of March 31, 2009 the case remains open with no new developments.

4)              Additionally, in January 2009, the Company was served with a new complaint filed in Peru, this time by 12 former employees (Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs SPCC) seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977

(the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the three previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Company answered this new complaint, denying the validity of the claim.  As of March 31, 2009 the case remains open with no new developments.

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

San Luis Potosi Facilities: The municipality of San Luis Potosi has granted Desarrolladora Intersaba, S.A. de C.V. (“Intersaba”), licenses for use of land and construction of housing and/or commercial zones in the former Ejido Capulines zone, where some residential projects like “Villa Magna” and other new residential projects are being developed within an area designated as a buffer zone due to IMMSA’s use of anhydrous ammonia gas.  This designation as a buffer zone was granted by the risk area of SEMARNAT (the federal environmental authority) within its approval of the IMMSA’s Risk Analysis.

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

In 2008, Intersaba filed a lawsuit against IMMSA, requesting a payment of approximately $0.8 million, due to the damages caused by the IMMSA litigation.  In

November 2008, a local court ruled in favor of Intersaba and ordered IMMSA to pay $0.7 million.  IMMSA appealed this ruling.

In March 2009, based on the fact that Intersaba did not present, on a timely basis, accounting documents necessary to support its damage allegations, a federal judge ruled that IMMSA did not have to pay Intersaba.  The Company expects that Intersaba will appeal this ruling.

2)              In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the Municipality of San Luis Potosi due to its refusal to issue IMMSA’s use of land permit (licencia de uso de suelo) in respect to its zinc plant.  A federal judge ruled that IMMSA’s use of land permit should be granted.  In February 2009, the municipal authorities confirmed that local regulation permit IMMSA to use the land for industrial purposes.

3)              Additionally, Ejido Capulines, an agricultural community, filed a protective action against IMMSA’s Risk Analysis approved by SEMARNAT.  As previously noted, this approval determines a buffer zone around the San Luis facilities.

On November 4, 2008, a federal judge terminated the case and noted that the Ejido Capulines did not prove any harm caused by IMMSA’s Risk Analysis authorization.  In December 2008, the Ejido Capulines appealed this decision before the Federal court Jurisdiction.  The appeal is pending.

4)              Also, new lawsuits were filed by IMMSA against the municipality of San Luis Potosi challenging other licenses granted in the safeguard area.

IMMSA’s annulment of the licenses was denied by the court.  Nevertheless IMMSA believes that this ruling will not have a material adverse effect on its operations.

5)              IMMSA filed on October 7, 2008 a lawsuit against SEMARNAT before the Federal Tax and Administrative Justice Court seeking the nullity of a July 24, 2008 denial of the Company’s request for a safeguard declaration.

In March 2009, the Federal Tax and Administrative Justice Court granted IMMSA the nullity from a SEMARNAT official communication dated July 24, 2008.  In March 2009, IMMSA requested from the court a clarification of the decision.

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

Pasta de Conchos Accident:

Mrs. Martinez, the wife of a miner, who died in the Pasta de Conchos accident, initiated a protective action against the negative ruling issued by the Ministry of Economy denying her request to launch a procedure to cancel IMMSA’s coal concessions, which she argued the accident should trigger.

The First District Administrative Judge flatly dismissed the case, but this ruling was later revised by an appeals court.  Mrs. Martinez filed a new protective action against a new ruling issued by the Ministry of Economy.  The Company is certain that an accident by itself cannot trigger a procedure of cancellation of the coal concessions.  Although the Company cannot predict the outcome of the procedures filed by Mrs. Martinez, the Company asserts that the claims of Mrs. Martinez are without merit and is vigorously defending against the actions.

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

In the last eight years the Cananea mine has experienced more than nine labor stoppages totaling more than 725 days of inactivity through March 31, 2009.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage which continues into 2009.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  The workers partially returned to work and the Company resumed operations.  However, on April 11, 2008 the workers restarted the labor stoppage and shut down production, based upon a new federal ruling.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea, in the second quarter 2008 the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  There were no termination payments made in the first quarter of 2009.  In December 2008, the Mexican Federal Labor Court ruled in favor of the Company and declared the strike illegal.  The union appealed this decision.  On January 7, 2009 the judge of the fifth district on labor matters annulled the favorable decision to the Company.  The Company filed a request for a review of this ruling before an appellate federal court, which declared the strike legal on March 19, 2009.  On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation; since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.

In addition, the Mexican Federal Labor Court determined that damages to the machinery, materials, facilities and other equipment at the Cananea mine significantly hinder its operation and, as a result, the termination of all labor relationships are legally justified.

To repair the damages suffered by the Cananea mine and plant, significant investments and reconstruction work will be required over several months.  Hence, the Company is assessing the best course of action to take once it establishes the legal and safety conditions necessary to allow the Company to restore operations at Cananea.

The court ordered the Company to compensate the workers with three months pay plus 12 days salary for each year worked at the mine.  The Company estimates that the liability for these termination payments has been provided for by a provision previously accrued on its consolidated balance sheet.  The workers’ union announced the appeal of this ruling.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco LLC (“Asarco”).  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including

SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit after being removed to federal court was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco’s creditors, as described below.  On February 2, 2007 a complaint was filed by Asarco on behalf of Asarco’s creditors, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In June 2008 the lawsuit was concluded in Brownsville, Texas.  The constructive fraudulent conveyance claim was dismissed; however the actual fraud and the aiding and abetting the breach of fiduciary duties counts were favorable to plaintiffs.  On April 3, 2009, the United States District Court for the Southern District of Texas ordered AMC to return to Asarco a number of shares of common stock of SCC equal to those acquired by AMC in 2003, which represents approximately 30.6% of SCC’s current outstanding common shares, and an amount equal to the dividends paid on those shares of common stock of SCC since the date of their acquisition by AMC.  Grupo México announced that it intends to appeal the referred opinion and order from the U.S. District Court.

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

Other commitments:

Regional development contribution:

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  In 2009, 2008 and 2007, the Company made non-deductible contributions of $12.2 million, $18.9 million and $16.1 million out of 2008, 2007 and 2006 earnings, respectively.  These contributions were deposited with a separate entity, Copper Assistance Civil Association (Asociacion Civil Ayuda del Cobre) which will make disbursements for approved investments in accordance with the agreement.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.  In the first quarter of 2009 the Company made a provision of $0.6 million based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $3.7 million and $14.8 million in the first quarter of 2009 and 2008, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated statement of earnings.

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003 the agreement was amended releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements and reducing the computation of the power cost as called for in the original agreement.  This change represents a cost savings to the Company of approximately $245 million through March 31, 2009.

The Company has recently reached a Memorandum of Understanding (MOU) with Enesur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in Peru and in the power industry.  The Company expects to obtain savings in its future power costs if the MOU is finalized as it is presently constituted.  Additionally, the MOU includes an option for providing power for the Tia Maria project.

Tax contingency matters:

Tax contingencies are provided for under FIN No 48 (see Note E, Income Taxes).

M.         Segment and Related Information:

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

The Peruvian operations include two open pit copper mines whose mineral output is transported by rail to Ilo, Peru where it is processed at the Company’s smelter and refinery, without distinguishing between the products of the two mines.  The resulting product, anodes and refined copper, are then shipped to customers throughout the world.  These shipments are recorded as revenue of the Company’s Peruvian mines.

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

The IMMSA segment includes five mines whose minerals are processed in the same smelter and refinery.  This segment also includes an underground coal mine.  Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit.  While the Mexican underground mines are subject to a very similar regulatory environment as the Mexican open pit mines, the nature of the products and processes of the two Mexican operations vary distinctly.  These differences cause the Company’s Chief Operating Officer to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$172.3	$90.3	$346.8	$12.6	$622.0
Intersegment sales	0.8	27.2	—	(28.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	98.6	99.4	199.1	(21.6)	375.5
Selling, general and administrative	7.5	3.3	6.9	1.1	18.8
Depreciation, amortization and depletion	41.3	6.1	30.2	0.6	78.2
Exploration	0.7	1.2	3.5	—	5.4
Operating income	$25.0	$7.5	$107.1	$4.5	144.1
Less:
Interest, net					(16.9)
Loss on derivative instruments					(2.6)
Other income (expense)					2.7
Income taxes					(48.0)
Non-controlling interest					(0.6)
Net income attributable to SCC					$78.7

Capital expenditure	$25.6	$4.8	$24.0	$8.6	$63.0
Property, net	$1,643.7	$270.0	$1,847.6	$42.8	$3,804.1
Total assets	$2,624.2	$590.7	$2,050.6	$98.7	$5,364.2

	Three Months Ended March 31, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other Eliminations	Consolidated

Net sales outside of segments	$443.9	$133.8	$892.5	$29.0	$1,499.2
Intersegment sales	26.2	28.3	—	(54.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	183.4	85.6	278.4	(26.8)	520.6
Selling, general and administrative	8.9	6.4	9.9	(0.5)	24.7
Depreciation, amortization and depletion	45.2	8.0	28.0	—	81.2
Exploration	1.9	1.8	4.3	—	8.0
Operating income	$230.7	$60.3	$571.9	$1.8	864.7
Less:
Interest, net					(8.7)
Gain on derivative instruments					2.4
Other income (expense)					(4.7)
Income taxes					(286.0)
Non-controlling interest					(2.7)
Net income attributable to SCC					$565.0

Capital expenditure	$23.3	$6.9	$18.3	$1.4	$49.9
Property, net	$1,596.4	$249.3	$1,643.6	$63.5	$3,552.8
Total assets	$2,988.8	$657.9	$2,363.2	$768.2	$6,778.1

Sales value per segment:

	Three Months Ended March 31, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$107.7	$13.1	$303.0	$4.6	$428.4
Molybdenum	37.4	—	21.5	—	58.9
Other	28.0	104.4	22.3	(20.0)	134.7
Total	$173.1	$117.5	$346.8	$(15.4)	$622.0

	Three Months Ended March 31, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$315.0	$27.9	$709.8	$(11.6)	$1,041.1
Molybdenum	125.7	—	156.9	—	282.6
Other	29.4	134.2	25.8	(13.9)	175.5
Total	$470.1	$162.1	$892.5	$(25.5)	$1,499.2

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2009	2008
United States	$215.9	$414.3
Europe	125.7	360.3
Mexico	134.7	319.5
Peru	14.4	39.3
Latin America (excluding Mexico and Peru)	80.6	281.2
Asia	50.7	78.2
Derivative instruments	—	6.4
Total	$622.0	$1,499.2

Major Customer Segment Information:

For the three months ended March 31, 2009, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 18.9% of total revenue; revenues from one of these customers amounted to 12.0% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 7.9% of total revenues; revenues from one of these customers amounted to 5.8% of total revenue, these customers represent 83.5% of the Company’s molybdenum sales revenue.

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

N.    Impact of New Accounting Standards:

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 “Disclosure about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP applies to all financial instruments within the scope of SFAS 107 and requires disclosing in the body or in the accompanying notes, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Fair value information disclosed shall be presented together with the related carrying amount in a form that makes clear whether the fair value and carrying amount represents assets or liabilities and how the carrying amount is reported in the statement of financial position.  Also the entity shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe their changes, if any, in the period.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt the disclosures required by this FSP in the second quarter of 2009.

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect any material impact on its financial position and results of operations with the adoption of this statement.

O.    Stockholders’ Equity:

Common stock:

During the first quarter of 2009 Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million shares.  With this purchase and the Company’s repurchase of its common shares the indirect ownership of Grupo Mexico increased to 80.0% at March 31, 2009.  Please see Note E, Income taxes, for disclosure about the US federal income tax implications of this increase in ownership.

Treasury Stock:

Activity in treasury stock in the three month period ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Southern Copper common shares
Balance as of December 31,	$388.9	$4.4
Purchase of shares	71.6	—
Used for corporate purposes	—	—
Balance as of March 31,	$460.5	$4.4

Parent Company (Grupo Mexico) common shares
Balance as of December 31,	$125.5	$170.3
Other activity, including dividend, interest and currency translation effect	(0.3)	13.5
Balance as of March 31,	$125.2	$183.8

Treasury stock balance as of March 31,	$585.7	$188.2

In the first quarter 2009 and 2008 the Company awarded 12.1 million shares and 14.5 million shares of Grupo Mexico, respectively, under the employee stock purchase plan.

SCC share repurchase program:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, in the first quarter of 2009 the Company purchased 4.9 million shares of its common stock at a cost of $71.6 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $17.42	($ in million)

2008:
08/11/08	12/31/08	28,510,150	13.49	28,510,150		$384.6

First quarter 2009:
01/12/09	01/31/09	1,075,000	15.17	29,585,150		16.3
02/01/09	02/28/09	2,260,350	13.45	31,845,500		30.4
03/01/09	03/27/09	1,564,650	15.89	33,410,150	2,513,064	24.9
Total		4,900,000	14.61			71.6

Total purchased		33,410,150	13.66			$456.2

As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, the Grupo Mexico’s direct and indirect ownership has increased to 80% at March 31, 2009.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter.  600,000 shares of Southern Copper common stock have been reserved for this plan.  As of March 31, 2009 the Company has granted 229,200 shares under this plan which includes 13,200 additional shares granted since March 31, 2008 at which time the cumulative amount of shares granted was 216,000 shares.  The fair value of the award is measured each year at the date of the grant.

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

For the three months ended March 31, 2009 and 2008, the stock based compensation expense under this plan was $0.5 million in both periods.  As of March 31, 2009, there was $12.3 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining five years and nine months period.

The following table presents the stock award activity for the three months ended March 31, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2009	14,577,011	$1.16
Granted	—
Exercised	(2,469,689)	1.16
Received as dividend	—
Forfeited	—
Outstanding shares at March 31, 2009	12,107,322	$1.16

Outstanding shares at January 1, 2008	14,504,151	$1.17
Granted	—
Exercised	—
Forfeited	—
Outstanding shares at March 31, 2008	14,504,151	$1.17

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 2,250,000 shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded less than $0.1 million and $0.1 million, net of tax, in compensation expense in the first quarter of 2009 and 2008, respectively.  As of March 31, 2009, there was $1.9 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over the remaining period.

The following table presents the stock award activity for the three months ended March 31, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2009	697,500	$0.77
Granted	—
Exercised	—
Forfeited	—
Outstanding shares at March 31, 2009	697,500	$0.77

Outstanding shares at January 1, 2008	1,372,500	$0.77
Granted	—
Exercised	(270,000)	$0.77
Forfeited	—
Outstanding shares at March 31, 2008	1,102,500	$0.77

P.     Financial instruments:

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

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Inputs that are observable, either directly or indirectly, but do not qualify as Level 1 inputs. (i.e., quoted prices for similar assets or liabilities)

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

All fair value adjustments at March 31, 2009 represent assets or liabilities measured at fair value on a recurring basis.  Fair values as of March 31, 2009 were calculated as follows (in millions):

	Balance at March 31, 2009	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$51.0	$—	$42.5	$8.5
Derivative instruments	(31.7)	—	(31.7)	—
Provisionally priced sales:
Copper	7.0	7.0	—	—
Molybdenum	(8.0)	(8.0)	—	—

Liabilities:
Pension plans	39.5	26.7	12.9	—
Long-term debt (*)	(992.6)	(948.9)	—	(43.7)
Total	$(934.7)	$(923.2)	$23.7	$(35.2)

(*) Long-term debt is carried at amortized cost and its carrying value as of March 31, 2009 is $1,306.4 million. The $992.6 million represents the estimated fair value of the debt.

The Company’s short-term investments are classified as Level 2 because they are valued using quoted prices for similar investments.  The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation.  Investments classified within Level 3 include corporate bonds, asset backed obligations, and mortgage—backed securities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) and the long-term debt (Mitsui loan) for the first quarter 2009.

Balance at beginning of period	$(32.7)
Unrealized gain (losses)	(0.5)
Purchases, sales, issuance and settlements (net)	(1.9)
Transfers in/out of Level 3	(0.1)
Balance at end of period	$(35.2)

The total amount of unrealized losses for the period was included in other income in the condensed consolidated statement of earnings for the quarter ended March 31, 2009.

Q.    Subsequent events:

Dividends:

On April 23, 2009, the Board of Directors authorized a dividend of 4.5 cents per share payable on June 2, 2009, to SCC shareholders of record at the close of business on May 13, 2009.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”).  This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.  Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

EXECUTIVE OVERVIEW

Business: Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  Market forces outside of our control largely determine the sales prices for our products.  We, therefore, focus on copper production, cost control, production enhancement and maintaining a prudent capital structure to remain profitable.  We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

Earnings: Our first quarter 2009 results have continued to be negatively impacted by the decrease in the market price of our products.  However, we believe we are seeing the first signs of the end of the destocking stage and the appearance of new demand in parts of Asia.  Recent copper market prices have started to reflect this change in circumstances.  LME and COMEX copper prices at April 30, 2009 increased 55.6% and 47.2%, respectively, from the prices at December 31, 2008.  Nevertheless, during the current economic situation we are carefully controlling our cash expenditures and costs, which include a reduction of $87.3 million in our 2009 capital expenditure and exploration budget.

Net income attributable to SCC and income per share for the first quarter 2009 were $78.7 million and $0.09 per share and $565.0 million and $0.64 per share for first quarter 2008.  The decrease in net income was mainly due to the lower metal prices.

Share repurchase: During the first quarter of 2009, under the $500 million share repurchase program, we purchased 4.9 million shares of our common stock at an average cost of $14.61 per share.  Also, during the same period Grupo Mexico, through its wholly owned subsidiary Americas Mining Corporation (“AMC”), purchased 4.9 million of our common shares.  With these acquisitions Grupo Mexico directly or indirectly owns 80% of our outstanding shares.

Production: Mine copper production amounted to 264.1 million pounds in the first quarter of 2009 compared with 281.9 million pounds in the first quarter of 2008, a decrease of 6.3%.  This decrease was principally due to the strike at Cananea.  However, in the first quarter of 2009 we have increases over the first quarter of 2008 in molybdenum production of 3.4%, zinc mined and refined production of 9.2% and 4.0%, respectively, and silver mined and refined production of 1.8% and 1.5%, respectively.

Cananea strike: Operations at our Cananea, San Martin and Taxco facilities remained closed during the first quarter of 2009, due to strike activities.  These strikes began in July 2007, and despite our efforts, remain unresolved.  However, on April 14, 2009, the Mexican Federal Labor Court issued a resolution, based on force majeure, approving the termination of Cananea’s labor relationship with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.

In addition, the Mexican Federal Labor Court determined that damages to the machinery, materials, facilities and other equipment at the Cananea mine significantly hinder its operation and, as a result, the termination of all labor relationships are legally justified.

To repair the damages suffered by the Cananea mine and plant, significant investments and reconstruction work will be required over several months.  Hence, we are assessing the best course of action to take once the legal and safety conditions necessary to allow us to restore operations at Cananea are established.

The court ordered us to compensate the workers with three months pay plus 12 days salary for each year worked at the mine.  We estimate that the liability for these termination payments has been provided for by a provision previously accrued on our consolidated balance sheet.  The workers’ union announced the appeal of this ruling.

Reevaluation of capital expenditures: As previously announced, capital projects have been reevaluated as a result of the sharp decrease in metal prices and the world’s unsettled economy.  For 2009 we have further reduced our capital and exploration budget from $415.3 million to $328.0 million.  Of this amount, $236.1 million is for special projects, $69.2 million is for maintenance and replacement capital expenditures and $22.7 million for exploration.

KEY MATTERS:

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

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings, is presented under the subheading “Non-GAAP Information Reconciliation,” below.  We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion); plus selling, general and administrative charges, treatment and refining charges, and by-products revenue and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian mine royalty charge and the change in inventory levels; divided by total pounds of copper produced and purchased by us.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc, silver and the premium over market price that we receive on copper sales.  We account for the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum as well as increases in silver and zinc, has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-products revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally, excluded from operating cash cost are items of a non-recurring nature and the mine royalty charges.

Our operating cash costs per pound, as defined, are presented in the table below, for the three months ended March 31, 2009 and 2008.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended March 31,		Positive (negative)
	2009	2008	Variance
	(cents per pound)
Operating cash cost per pound of copper produced and purchased	64.4	(12.6)	(77.0)
Less: by-products revenue	75.7	162.9	(87.2)
Operating cash cost per pound of copper produced and purchased without by-products revenue	140.1	150.3	10.2

As seen on the chart above, our per pound cash cost for the first quarter of 2009 when calculated with by-products revenue are costs of 64.4 cents per pound compared with a credit of 12.6 cents per pound in the first quarter of 2008.  The decrease in the by-products credit in the 2009 period was principally due to lower molybdenum, zinc and silver prices, which decreased from the first quarter of 2008 by 73.5%, 51.8% and 28.3%, respectively.  Increases in the volume of molybdenum, zinc and silver sales partially reduced the price decline.

Our cash cost, excluding by-product revenues, was lower by 10.2 cents per pound in the first quarter of 2009 than the comparable 2008 period and is due to lower power, fuel and material repair costs partially offset by the lower copper production at Cananea due to the ongoing strike.

Metal Prices. The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.  Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control.  These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates.  In addition, the market prices of certain metals have on occasions been subject to rapid short-term changes due to speculative activities.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2009 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$6.0	$23.1	$1.3	$10.1

Business Segments.

We view our Company as having three operating segments and manage on the basis of these segments.  These segments are our (1) Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and Cananea mine complexes, the smelting and refining plants and support facilities which service both mines.  The Mexican open pit operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note M of our condensed consolidated financial statements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Peru:
Peruvian inflation rate	0.4%	2.2%
Nuevo sol/dollar devaluation/(appreciation) rate	0.6%	(8.4)%

Mexico:
Mexican inflation rate	1.0%	1.5%
Peso/dollar devaluation/(appreciation) rate	5.9%	(1.6)%

Capital Expansion and Exploration Program.

We made capital expenditures of $63.0 million and $49.9 million in the first quarter 2009 and 2008, respectively, and we expect to make capital expenditures, of approximately $305.3 million in 2009 and $22.7 million, additionally for exploration.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

In light of the current business environment we have suspended most of our capital investments in new as well as in expansion projects.  Set forth below are descriptions of some of our current expected capital expenditures.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.

Peruvian Operations:

Tia Maria project:  As a result of an engineering revaluation in the first quarter of 2009, we decided to move forward with the project after reducing the total budget from $1.2 billion estimated at the end of the fourth quarter 2008 to $949 million, of which $115.8 million was spent as of March 31, 2009.

Toquepala concentrator expansion:  As of the end of March 2009, we have spent $50.8 million on this project.  The basic engineering was completed by Hatch Engineering in January 2009.  We will review Hatch’s proposal for the detailed engineering in May 2009; at which time we may consider soliciting additional proposals, a process that would take about three more months.  The environmental impact assessment is underway and is expected to be completed in the fourth quarter of this year.  However, we have decided to put on hold any new additional spending for this project.

Ilo Smelter Modernization:  The complimentary project to the Ilo smelter modernization is the construction of a marine trestle to offload directly to offshore ships the sulfuric acid produced at the smelter.  At March 31, 2009 this project reached 69.8% completion and is expected to be completed in June 2009.  The completed project is expected to ease congestion in our Ilo area.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment and materials was finished.  Construction of the principle civil, mechanical and electrical installations for the main and lateral dams has been completed.  The lateral dam was commissioned in December 2008 and the main dam was commissioned in March 2009.  Progress on the first stage of this project is 99.7% complete, with final completion expected in the second quarter of 2009.  The total cost of this project is estimated to be $66.0 million, with $38.9 million expended through March 31, 2009.

Mexican operations:

We are continuing with the environmental projects at our Mexican mining and metallurgical facilities.  At La Caridad metallurgical complex the gas handling project has been completed and the first stage (copper bearing dust) of the dust and effluent treatment plant project is in operational testing.  These projects are at 100% and 78% of completion, respectively, and have a combined budget of $9.0 million for 2009.

Other capital expenditures:

The feasibility study for El Arco project was finished during the first quarter 2009.  The selected production scale for the project indicates an annual production of 190,000 tons of copper, 105,000 ounces of gold and 1,700 tons of molybdenum with an estimated mine life of 35 years.  The project has an estimated capital cost of approximately $1.8 billion.  Considering a copper price of $1.50 per pound, the economic evaluation of this project indicates a positive return for the Company.  The Board of Directors has given approval to proceed with the environmental impact assessment and the basic engineering for El Arco and also has approved $20.9 million for the purchase of mineral land and for drilling water wells.  Given the investment size we are evaluating several options to develop this project.

We are also looking very closely our maintenance and replacement capital expenditures.  The 2009 budget has been reduced from $79.0 million to $69.2 million.

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Statement of Earnings Data:

Net sales	$622.0	$1,499.2
Operating costs and expenses	(477.9)	(634.5)
Operating income	144.1	864.7
Non-operating income (expense)	(16.8)	(11.0)
Income before income taxes	127.3	853.7
Income taxes	(48.0)	(286.0)
Net income attributable to non-controlling interest	(0.6)	(2.7)
Net income attributable to SCC	$78.7	$565.0

Mine copper production amounted to 264.1 million pounds in the first quarter of 2009 compared with 281.9 million pounds in the first quarter of 2008, a decrease of 6.3%.  This decrease of 17.8 million pounds, included a decrease of 20.4 million pounds from the Mexican open pit operations partially offset by an increase of 2.3 million pounds from the Peruvian open pit mines and 0.3 million pounds from the Mexican underground mines.

The 20.4 million pound decrease in the Mexican open-pit mines production included a decrease of 27.4 million pounds from the Cananea mine net of an increase of 7.0 million pounds from the La Caridad mine.  The Cananea mine decrease was due to the effect of its strike, which limited first quarter 2008 production to 27.4 million pounds and eliminated all production in the first quarter of 2009.  The increase in production at La Caridad mine was due to increased ore mined and higher PLS grade.  The increase in the Peruvian mines came from the Toquepala mine, which increased by 3.2 million pounds, and was the result of higher ore mined, partially offset by a decrease of 0.9 million pounds from the Cuajone mine due to lower ore grade.

Molybdenum mine production increased by 0.3 million pounds in the first quarter of 2009 to 8.9 million pounds compared with 8.6 million pounds in the first quarter of 2008.  This increase was mainly due to higher ore grade and recovery at the La Caridad mine and higher recovery at Cuajone mine, partially offset by lower ore grade and recovery at the Toquepala mine.

Mine zinc production increased 5.0 million pounds in the first quarter 2009, to 59.6 million pounds compared with 54.6 million pounds in the first quarter of 2008.  This 9.2% increase in production was due to higher ore grades and recoveries at Charcas, Santa Eulalia and Santa Barbara mines.

Average Metal Prices

The table below outlines the average metal prices during the three months period ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	% Change
Copper ($ per pound — LME)	1.56	3.54	(55.9)
Copper ($ per pound — COMEX)	1.57	3.53	(55.5)
Molybdenum ($ per pound)	8.75	33.01	(73.5)
Zinc ($ per pound — LME)	0.53	1.10	(51.8)
Silver ($ per ounce — COMEX)	12.63	17.62	(28.3)

Net Sales.  Net sales in the first quarter of 2009 decreased by $877.2 million compared to the first quarter of 2008.  This 58.5% decrease was principally due to lower metal sales prices.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2009 and 2008:

Copper Sales (million pounds):

	Three Months Ended March 31,
	2009	2008
Copper:
Peruvian operations	186.8	180.8
Mexican open-pit	68.8	85.1
Mexican IMMSA unit	10.7	9.4
Other and intersegment elimination	(1.2)	(4.5)
Total copper sales	265.1	270.8

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2009 and 2008:

By-product Sales:

(in million pounds except silver — in million ounces)	Three Months Ended March 31,
	2009	2008
Peruvian operations
Molybdenum contained in concentrates	3.7	4.9
Silver	1.0	0.8

Mexican open-pit
Molybdenum contained in concentrates	5.2	4.0
Silver	1.2	0.7

Mexican IMMSA unit
Zinc — refined and in concentrate	58.1	51.1
Silver	3.0	2.0

Other and intersegment elimination
Zinc — refined and in concentrate	1.1	1.4
Silver	(1.2)	(0.5)

Total by-product sales
Molybdenum contained in concentrates	8.9	8.9
Zinc — refined and in concentrate	59.2	52.5
Silver	4.0	3.0

Operating Costs and Expenses.

Operating costs and expenses were $477.9 million in the first quarter of 2009 compared with $634.5 million in the first quarter of 2008.  The decrease of $156.6 million was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first quarter 2009 was $375.5 million compared with $520.6 million in the first quarter 2008.  The decrease of $145.1 million was primarily attributable to the following: 1) $59.0 million of lower workers participation due to reduced in earnings, 2) $39.5 million of lower fuel and power cost, mainly in our Peruvian operations (the average unit cost for our power consumption decreased by 25.4% in 2009, as effect of lower cost of coal and other fuels over our power purchased agreement), 3) $23.4 million of lower production costs including labor and operating and repair material costs, 4) a decrease of $10.5 million in the Peruvian mining royalty charge and $20.0 million gain in currency translation effect.

Non-Operating Income (Expense): Interest expense in the first quarter of 2009 was 11.2% lower than the comparable 2008 period.  This decrease is principally due to the lower average debt level in the first quarter of 2009, which was 11% lower than in the first quarter of 2008.

Interest income was $5.2 million in the first quarter of 2009, compared to $17.4 million in the first quarter of 2008.  The decrease was largely the result of lower cash balances.

The loss on derivative instruments was $2.6 million in the first quarter of 2009, compared with a gain of $2.4 million in the first quarter of 2008.  These amounts both the gain and loss were the result of US dollar/Mexican peso exchange rate derivatives activity.  Please see details in note G, Derivative instruments, of our condensed consolidated financial statements.

Other income (expense) was income of $2.7 million in the first quarter of 2009 compared to expense of $4.7 million in the first quarter of 2008.  This positive turn-around of $7.3 million was principally the result of a few discrete events, including (1) in the first quarter of 2009, we received a termination fee of $1.9 million related to our offer to acquire a Canadian mining company, with properties in Mexico.  The selling party in this agreement rescinded their acceptance of our bid after receiving a higher offer.  (2) As a result of lower earnings our Peruvian company’s accrual for our contribution to the regional development fund decreased by $2.6 million. (3) Charges for asset disposals decreased by $1.5 million.

Income taxes: The income tax provision for the first quarter of 2009 and 2008 was $48.0 million and $286.0 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 37.7% for the first three months of 2009 as compared to 33.5% during the same period in 2008.  The increase in the effective tax rate for the first quarter 2009 is largely due to the incremental U.S. tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28.5%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, Americas Mining Corporation (“AMC”), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, SCC will be included in AMC’s consolidated US federal income tax return commencing from March 27, 2009.  AMC is a holding company and most of the business assets and operations of AMC belong to ASARCO LLC and its subsidiaries.  In accordance with paragraph 40 of FAS No. 109, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  We have initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of US federal income tax matters.  At present, SCC is providing current and deferred 2009 US income taxes, as if it were still a separate filer.  It is believed that taxes provided on this basis will not be materially different from the provision necessary once we have reached a tax sharing agreement with AMC.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three month periods ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,		Variance
	2009	2008	Value	%
Net sales	$346.8	$892.5	$(545.7)	(61.1)
Operating costs and expenses	(239.7)	(320.6)	80.9	(25.2)
Operating income	$107.1	$571.9	$(464.8)	(81.3)

Net sales in the first quarter of 2009 decreased by $545.7 million, to $346.8 million compared with $892.5 million in the first quarter of 2008.  This decrease in net sales was principally the result of lower metal prices.  Net sales in the first quarter of 2008 also included a gain on copper derivative instruments of $4.3 million.

Operating costs and expenses in the first quarter of 2009 decreased by $80.9 million to $239.7 million from $320.6 million in the first quarter of 2008, principally due to $79.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first quarter 2009 was $199.1 million compared to $278.4 million in the first quarter 2008.  The principal elements of cost of sales, creating this reduction, include the following, 1) $22.3 million of lower fuel and power cost due to reduction in market prices, 2) $4.3 million of other production cost including labor and repair material;

3) $11.1 million of lower mining royalties and $38.3 million of lower workers participation both due to lower earnings.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three month periods ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,		Variance
	2009	2008	Value	%
Net sales	$173.1	$470.1	$(297.0)	(63.2)
Operating costs and expenses	(148.1)	(239.4)	91.3	(38.1)
Operating income	$25.0	$230.7	$(205.7)	(89.2)

Net sales in the first quarter of 2009 decreased by $297.0 million, to $173.1 million compared with $470.1 million in the first quarter of 2008.  The decrease was due to lower market metal prices and lower copper sales volume.  The decrease in copper sales volume was result of the lost production at the Cananea mine due to the ongoing strike.  Net sales in the first quarter of 2008 also included a gain on copper derivatives of $2.1 million.

Operating costs and expenses in the first quarter of 2009 decreased by $91.3 million to $148.1 million from $239.4 million in the first quarter of 2008, principally due to lower cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $84.8 million to $98.6 million from $183.4 million in the first quarter of 2008.  The decrease in cost of sales was mainly due to: 1) lower production cost of $23.3 million due to lower fuel and power costs and the strike at the Cananea mine; 2) $17.0 million decrease in workers participation due to lower earnings; 3) $12.3 million of gain in currency translation and 4) $15.4 million of increase in inventory due to shipping delays.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three month periods ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,		Variance
	2009	2008	Value	%
Net sales	$117.5	$162.1	$(44.6)	(27.5)
Operating costs and expenses	(110.0)	(101.8)	(8.2)	8.1
Operating income	$7.5	$60.3	$(52.8)	(87.6)

Net sales in the first quarter of 2009 decreased by $44.6 million, to $117.5 million compared with $162.1 million in the first quarter of 2008.  This decrease in net sales was principally due to lower metal prices partially offset by higher copper, zinc and silver sales volume.  These volume increases were mainly due to higher ore grades and recoveries at the Santa Eulalia, Santa Barbara and Charcas mines.

Operating costs and expenses in the first quarter of 2009 increased by $8.2 million to $110.0 million compared with $101.8 million in the first quarter of 2008.  This increase was principally due to higher cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) increased $13.8 million to $99.4 million from $85.6 million in 2008.

The increase in cost of sales was mainly due to $15.2 million of higher inventory consumption.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended
	March 31,
	2009	2008	Variance
Net cash (used for) provided from operating activities	$(194.3)	$501.2	$(695.5)
Net cash used for investing activities	$(50.7)	$(43.4)	$(7.3)
Net cash used for financing activities	$(171.1)	$(415.4)	$244.3

Net cash (used for) provided from operating activities:

The decrease of $695.5 million in the first quarter 2009 cash provided from operating activities compared with first quarter 2008 was due to the reduction of $486.3 million in net income attributable to SCC, an increase of $14.9 million on adjustments to reconcile earnings to cash and $224.1 million of increased working capital needs.  The reduction in net income was primarily due to lower metal prices.

In the first quarter 2009, net income attributable to SCC was $78.7 million.  Significant items deducted from, or added to arrive to operating cash flow included depreciation, amortization and depletion of $78.2 million and an $18.9 million deferred income tax provision, which increased operating cash flow and $25.1 million of unrealized gain on derivative instruments which decreased operating cash cost.  Additionally, an increase in working capital decreased operating cash flow by $343.5 million.

The first quarter 2009 decrease from working capital includes (in millions):

Accounts receivable	$(107.3)
Inventories	2.3
Accounts payable and accrued liabilities	(250.5)
Other operating assets and liabilities	12.0
Total	$(343.5)

The increase in accounts receivable value was due to the higher metal prices for most of our products, the LME copper price increased 39% during the quarter and silver and zinc increased around 15% with only the molybdenum price decreasing in the quarter.  The decrease in accounts payable and accrued liabilities was mainly due to a $123.8 million decrease in workers participation, principally due to the payment of the 2008 provision by our Peruvian operations, a $99.8 million decrease in accounts payable, a $20.8 million decrease in accrued interest, which includes semi-annual payments of $44.0 million and $15.2 million of lower income tax payable.

In the first quarter 2008, net income attributable to SCC was $565.0 million, approximately 112.7% of the net operating cash flow.  Significant items deducted from,

or added to arrive to operating cash flow included, depreciation amortization and depletion of $81.2 million and $18.6 million of loss in currency translation which positively increased operating cash flow and $38.1 million of deferred income tax, which lowered our cash flow.  Additionally, an increase in working capital decreased operating cash flow by $119.4 million.

The first quarter 2008 decrease from working capital includes (in millions):

Accounts receivable	$(130.8)
Inventories	(7.0)
Accounts payable and accrued liabilities	21.8
Other operating assets and liabilities	(3.4)
Total	$(119.4)

The increase in accounts receivable value was mainly due higher metal prices.  The increase in accounts payable and accrued liabilities was mainly due to higher workers participation and income tax accrual.

Net cash used for investing activities:

Net cash used for investing activities in the first quarter of 2009 included $63.0 million for capital expenditures.  The capital expenditures included $24.0 million of investments at our Peruvian operations, $9.9 million for the Tia Maria project, $0.8 million for tailings disposal project, $0.7 million for Cuajone expansion and $12.6 million for various other replacement expenditures.  In addition, we spent $39.0 million for replacement assets at our Mexican operations, $25.6 million of which was at our Mexican open pit operations, $4.8 million at our IMMSA unit and $8.6 million for an administrative office in Mexico City.  The first quarter 2009 cash from investing activities also includes proceeds of $12.1 million from the redemption of short-term investments.

Net cash used for investing activities in the first quarter of 2008 was $43.4 million and included $49.9 million for capital expenditures.  The capital expenditures included $18.3 million of investments at our Peruvian operations, $2.4 million for the primary crusher at the Toquepala concentrator, $1.5 million for the tailings disposal at Quebrada Honda and $14.4 million for various other replacement expenditures.  In addition, we spent $31.6 million for replacement assets at our Mexican operations, $23.3 million at our Mexican open pit operations, $6.9 million at our IMMSA unit and $1.4 million at our Mexican administrative office.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2009 was $171.1 million, compared with $415.4 million in the first quarter of 2008.  The first quarter of 2009 includes a dividend distribution of $99.6 million, compared with a distribution of $412.3 million in the first quarter of 2008.  In addition, in the first quarter of 2009 we purchased 4.9 million shares of our common stock at a cost of $71.6 million.

LIQUIDITY AND CAPITAL RESOURCES

On March 30, 2009, we paid a quarterly dividend of 11.7 cents per share, totaling $99.6 million.  On April 23, 2009, our Board of Directors authorized a dividend of 4.5 cents per share to be paid on June 2, 2009 to SCC shareholders of record at the close of business on May 23, 2009.

In the first quarter of 2009, pursuant to our $500 million share repurchase program we purchased of 4.9 million shares of our common stock at a cost of $71.6 million.  These shares will be available for general corporate purposes.  Also, during the same period, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million of our common shares.  With these acquisitions Grupo Mexico directly or indirectly owns 80% of our outstanding shares.  Please see note E, Income taxes, of our condensed consolidated financial statements regarding disclosure about the US federal income tax implications of this increase in ownership.

We expect that we will meet our cash requirements for 2009 and beyond from cash on hand, internally generated funds and from additional external financing if required.

Our ratio of debt to total capitalization was 28.1% at March 31, 2009 compared with 27.5% at December 31, 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2009:

		Payments due by Period
	Total	9 months 2009	2010	2011	2012	2013	2014 and Thereafter
		(in millions)
Long-term debt	$1,306.4	$10.0	$10.0	$10.0	$10.0	$10.0	$1,256.4
Interest on debt	2,188.2	94.7	94.2	94.0	93.5	93.3	1,718.5
FIN No. 48 (a)	71.1	—	—	—	—	—	—
Workers’ participation	81.3	75.1	6.2
Contribution to the Peruvian regional development	12.7	12.2	0.5
Pension and post-retirement obligations	93.5	24.6	5.2	5.4	5.6	6.0	46.7
Purchase obligations:
Commitment to purchase energy	1,015.0	138.2	134.0	117.3	117.3	117.3	390.9
Capital expenditure projects and material	1,093.4	227.6	769.1	96.7	—	—	—
Total	$5,861.6	$582.4	$1,019.2	$323.4	$226.4	$226.6	$3,412.5

(a)  The above table does not include any future payment related to FIN No.48 liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of March 31, 2009 the liability recognized by us is $71.1 million and is included as non-current liability in the condensed consolidated balance sheet.

Interest on debt is calculated at rates in effect at March 31, 2009.

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

Pursuant to our agreement with the Peruvian Government signed on December 28, 2006 we have committed to make annual contributions for five years for the regional development of Peru based on Peruvian Branch earnings after income tax.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price drops below $1.79 per pound the contribution will cease.  For an additional discussion on this matter please see “Regional development contribution” on Note L, Commitments and Contingencies, of the consolidated financial statements.

Pension and post retirement obligations include the benefit expected to be paid under our post-retirement benefit plans.  Please refer to Note J, Benefit plans, of our condensed consolidated financial statements.

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

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended March 31,
	2009		2008
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$375.5	136.7	$520.6	178.7
Add:
Selling, general and administrative expenses	18.8	6.8	24.7	8.5
Treatment and refining charges	5.9	2.1	5.7	2.0
By-products revenue (1)	(208.0)	(75.7)	(474.8)	(162.9)
Less:
Workers’ participation	(10.2)	(3.7)	(69.2)	(23.7)
Royalty charge and other	(10.5)	(3.7)	(54.4)	(18.9)
Inventory change	5.3	1.9	10.7	3.7
Operating cash cost	$176.8	64.4	$(36.7)	(12.6)

Add by-product revenue	208.0	75.7	474.8	162.9

Operating cash cost, without by-product revenue	$384.8	140.1	$438.1	150.3

Total pounds of copper produced and purchased (in millions)		274.6		291.4

(1)                          Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see Note N to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at March 31, 2009, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.5 million annually.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Peru:
Peruvian inflation rate	0.4%	2.2%
Nuevo sol/dollar devaluation/ (appreciation) rate	0.6%	(8.4)%

Mexico:
Mexican inflation rate	1.0%	1.5%
Peso/dollar devaluation/ (appreciation) rate	5.9%	(1.6)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2009 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in million)
Appreciation of 10% in exchange rate dollar vs. nuevo sol	$10.7
Devaluation of 10% in exchange rate dollar vs. nuevo sol	$(13.0)
Appreciation of 10% in exchange rate dollar vs. Mexican peso	$13.4
Devaluation of 10% in exchange rate dollar vs. Mexican peso	$(10.9)

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs metal price sensitivity factors would indicate the following change in estimated 2009 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net income attributable to SCC (in millions)	$6.0	$23.1	$1.3	$10.1

Provisionally priced sales:

At March 31, 2009, we have recorded provisionally priced sales of 26.6 million pounds of copper, at an average forward price of $1.83 per pound.  Also we have recorded provisionally priced sales of 10.1 million pounds of molybdenum at the March 31, 2009 market price of $8.13 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See note F to our condensed consolidated financial statements.

Derivative instruments:

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

In the first quarter of 2008, we entered into copper collar and swap contracts to protect a portion of our 2008 sales of copper production.  As a result, we recorded a gain of $6.4 million in the first quarter of 2008.  This gain was recorded in net sales in the condensed consolidated statement of earnings and in accounts receivable other in the condensed consolidated balance sheet.  We did not hold any copper or zinc derivative contracts in the first quarter of 2009.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

At March 31, 2009, we held exchange rate derivative contracts with the following conditions:

If the exchange rate is less than or equal to the strike price, we sell US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain for us.  The total accumulated gain over the life of the contract cannot exceed 200 cents per dollar transacted in the first contract and 500 cents per dollar transacted in the second contract.  If the exchange rate is above the strike price, we sell dollars in an amount equal to two times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.  At March 31, 2009, we held the following contracts:

Notional Amount (1) (millions)	Underlying amount (millions)	Expiration Period	Due Date	Strike Price (Mexican Pesos/ U.S. Dollars)
$7.5	$2.5	Monthly	April 13, 2009 through June 11, 2009	10.59
$52.5	$2.5	Weekly	April 3, 2009 through August 21, 2009	10.53

(1) Each notional amount includes a group of weekly transactions that have the same strike price.

At March 31, 2009, the fair value of the above listed exchange rate derivative contracts is a loss of $31.7 million, of which $29.1 million was included in the 2008 consolidated statement of earnings.

Related to the exchange rate derivative contracts we recorded a net loss of $2.6 million in the first quarter of 2009 compared with a gain of $2.4 million in the first quarter of 2008.  These gains/losses were recorded as (loss) gain on derivative instruments in the condensed consolidated statement of earnings.

Short-term Investment:

The balance of short-term investments was as follows (in millions):

Investment	As of March 31, 2009	As of December 31, 2008
Short-term investment in securities issued by public companies with a weighted average interest rate of 1.07% at March 31,2009 and 1.85% at December 31, 2008.	$51.0	$62.4

Short-term investments in securities consist of available for sale securities issued by public companies.  Each security is independent of the others.

In the first quarter of 2009 and 2008, we earned interest of $0.3 million and $1.6 million, respectively, related to these investments which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the first quarter of 2009 and 2008, we redeemed $12.1 million and $5.2 million, respectively, of these investments.

In the first quarter of 2009 and 2008 we recorded a gain of $0.7 million and a loss of $1.7 million, respectively.  We considered these gains/losses other than temporary, and therefore have recorded them as other income (expense) in the condensed consolidated statement of earnings.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2009, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and its subsidiaries as of March 31, 2009, and the related condensed consolidated statements of earnings and cash flows for the three-month period ended March 31, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

The accompanying condensed consolidated financial information as of December 31, 2008, and for the three-month period ended March 31, 2008, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu

C.P.C. Arturo Vargas Arellano

Mexico, D.F.

May 8, 2009

PART II — OTHER INFORMATION

Item 1. — Legal Procedures

The information provided in Note L to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

The following risk factors contain information that supplement those contained in our Annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009.

General Risks Relating to Our Business

We may be adversely affected by labor disputes.

Related to the Cananea strike, on January 7, 2009 the judge of the fifth district on labor matters annulled a favorable decision to the Company.  The Company filed a request for a review of this ruling before an appellate federal court, which declared the strike legal on March 19, 2009.  On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union. This decision was based upon a finding by the Mexican mining authorities who confirmed that the Cananea mine was in a force majeure situation; since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.

In addition, the Mexican Federal Labor Court determined that damages to the machinery, materials, facilities and other equipment at the Cananea mine significantly hinder its operation and, as a result, the termination of all labor relationships are legally justified.

To repair the damages suffered by the Cananea mine and plant, significant investments and reconstruction work will be required over several months.  Hence, the Company is assessing the best course of action to take once it establishes the legal and safety conditions necessary to allow the Company to restore operations at Cananea.

The court ordered the Company to compensate the workers with three months pay plus 12 days salary for each year worked at the mine.  The Company estimates that the liability for these termination payments has been provided for by a provision previously accrued on its consolidated balance sheet.  The workers’ union announced the appeal of this ruling.

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

On April 3, 2009, the United States District Court for the Southern District of Texas ordered AMC, a wholly owned subsidiary of Grupo Mexico, to return to Asarco a number of shares of common stock of SCC equal to those acquired by AMC in 2003, which represents approximately 30.6% of SCC’s current outstanding common shares, and an amount equal to the dividends paid on those shares of common stock of SCC since the date of their acquisition by AMC.  Grupo Mexico announced that it intends to appeal this decision.

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

AMC’s 80% ownership of SCC could result in federal income tax contingencies.

In March 2009, Grupo Mexico, through its wholly-owned subsidiary, Americas Mining Corporation (AMC), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, SCC will be included in AMC’s consolidated US federal income tax return commencing from March 2009.  AMC is a holding company and most of the business assets and operations of AMC belong to ASARCO LLC and its subsidiaries.  The Company has initiated discussions with AMC to put in place a tax sharing agreement, in order to allocate taxes within the consolidated group and such other procedures necessary for an equitable management of US federal income tax matters.

We cannot assure you that the tax sharing agreement will not have any negative consequences in the future.  Additionally, members of a consolidated group share with each other joint and several liabilities for taxes reported by the entire group.  This means that the Internal Revenue Service has the right to collect the entire tax liability of the group from any member of the group.  Thus, SCC could become exposed to full responsibility for the 2009 federal income taxes and future federal income taxes of other members of the AMC group.  There could be limitations on the amount of capital carryforwards and foreign tax credit carryforwards that the SCC group will be able to utilize in the future.  Also, there could be limitations restricting the computation of allowable foreign tax credits for SCC.  We cannot assure you that future federal income tax provisions and payments will not exceed what was previously calculated prior to SCC joining the AMC group.

Item 4. — Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on Wednesday, April 30, 2009, at which shareholders of record at the close of business on March 3, 2009 (the “record date”) were entitled to vote at the annual meeting.

At the annual meeting, the holders of Common Stock were asked to elect 13 directors.  All of the thirteen persons nominated as directors of the Corporation to represent the Common Stockholders were elected and each of the director nominees received the following votes:

	Number of Shares
Name	For	Withheld
German Larrea Mota-Velasco	805,233,614	44,002,043
Oscar Gonzalez Rocha	795,875,737	53,359,920
Xavier Garcia de Quevedo Topete	796,705,418	52,530,239
Emilio Carrillo Gamboa	802,585,564	46,650,093
Alfredo Casar Perez	811,292,852	37,942,805
Alberto de la Parra Zavala	811,202,081	38,033,576
Genaro Larrea Mota-Velasco	784,226,226	65,009,431
Armando Ortega Gomez	811,151,573	38,084,084
Daniel Muñiz Quintanilla	811,263,579	37,972,078
Luis Miguel Palomino Bonilla	840,246,885	8,988,772
Gilberto Perezalonso Cifuentes	842,284,935	6,950,722
Juan Rebolledo Gout	811,273,023	37,962,634
Carlos Ruiz Sacristan	843,276,051	5,959,606

The stockholders approved the selection of Galaz, Yamazaki, Ruiz Urquiza S.C. a member firm of Deloitte Touche Tohmatsu, as independent accountants for calendar year 2009.  The proposal received the following votes:

	For	Against	Abstain

Common Stock	847,463,689	1,101,706	670,262

The Secretary reported that no other business was brought to the attention of the shareholders or by them.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

15.	Independent Accountants’ Awareness Letter

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 7, 2009

/s/ Genaro Guerrero
Genaro Guerrero
Vice President Finance and Chief Financial Officer

May 7, 2009

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