Form 10-Q
period 2009-06-30
SOUTHERN COPPER CORP/
filed 2009-08-03
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of July 31, 2009 there were outstanding 850,012,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2009 and 2008	3

	Condensed Consolidated Balance Sheet June 30, 2009 and December 31, 2008	4

	Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6-31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-47

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	48-51

Item 4.	Controls and Procedures	52

Report of Independent Registered Public Accounting Firm		53

Part II. Other Information:

Item 1.	Legal Proceedings	54

Item 1A.	Risk factors	54-55

Item 6.	Exhibits	56

	Signatures	57

	List of Exhibits	58

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements from the Quarter ended June 30, 2009 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

		Submitted electronically with this report

Part I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net sales	$824,509	$1,461,796	$1,446,507	$2,961,002

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	419,476	550,458	794,931	1,071,047
Selling, general and administrative	18,101	26,726	36,893	51,381
Depreciation, amortization and depletion	78,715	83,199	156,936	164,395
Exploration	5,021	8,996	10,423	17,052
Total operating costs and expenses	521,313	669,379	999,183	1,303,875

Operating income	303,196	792,417	447,324	1,657,127

Interest expense	(25,310)	(27,245)	(49,276)	(54,480)
Capitalized interest	3,368	1,441	5,443	2,529
Gain (loss) on derivative instruments	6,785	(1,487)	4,181	921
Other income (expense)	(1,495)	2,904	1,868	(1,770)
Interest income	898	12,181	5,173	29,596
Income before income taxes	287,442	780,211	414,713	1,633,923

Income taxes	111,413	228,892	159,438	514,914

Net income	176,029	551,319	255,275	1,119,009

Less: Net income attributable to the non-controlling interest	1,061	2,852	1,615	5,559

Net income attributable to SCC	$174,968	$548,467	$253,660	$1,113,450

Per common share amounts:
Net income attributable to SCC - basic and diluted	$0.21	$0.62	$0.30	$1.26
Dividends paid to SCC common shareholders	$0.04	$0.57	$0.16	$1.04
Weighted average common shares outstanding - basic and diluted	850,008	883,401	851,390	883,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$235,540	$716,740
Short-term investments	33,890	62,376
Accounts receivable trade, less allowance for doubtful accounts (2009 - $4,813; 2008 - $4,811)	315,408	104,149
Accounts receivable other (including affiliates 2009 - $2,473; 2008 - $1,925)	19,586	29,439
Inventories	456,529	451,597
Deferred income tax	6,065	64,711
Other current assets	135,653	124,681
Total current assets	1,202,671	1,553,693

Property, net	3,876,384	3,802,761
Leachable material, net	131,778	156,294
Intangible assets, net	114,005	115,059
Deferred income tax	55,901	83,106
Other assets	61,012	53,411
Total assets	$5,441,751	$5,764,324

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	279,014	413,351
Accrued income taxes	—	34,378
Due to affiliated companies	9,656	8,965
Accrued workers’ participation	42,236	205,466
Interest	38,991	40,968
Other accrued liabilities	33,682	24,335
Total current liabilities	413,579	737,463

Long-term debt	1,275,112	1,279,972
Deferred income taxes	139,365	169,342
Non-current taxes payable	72,274	70,266
Other liabilities and reserves	80,742	93,875
Asset retirement obligation	18,423	18,007
Total non-current liabilities	1,585,916	1,631,462

Commitments and Contingencies (Note L)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,006,172	993,826
Retained earnings	3,032,373	2,916,517
Accumulated other comprehensive loss	(23,423)	(23,477)
Treasury stock	(597,060)	(514,453)
Total SCC stockholders’ equity	3,426,908	3,381,259
Non-controlling interest	15,348	14,140
Total equity	3,442,256	3,395,399

Total liabilities and equity	$5,441,751	$5,764,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
OPERATING ACTIVITIES

Net income attributable to SCC	$174,968	$548,467	$253,660	$1,113,450
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	78,715	83,199	156,936	164,395
Capitalized leachable material	—	—	—	(2,246)
(Gain) loss on currency translation effect	14,779	3,430	13,385	22,031
Provision for deferred income taxes	34,463	23,322	53,390	(14,730)
(Gain) loss on sale of short-term investment	(1,612)	242	(2,319)	1,935
Unrealized (gain) loss on derivative instruments	(23,639)	10,336	(48,718)	2,099
Non-controlling interest	1,061	2,852	1,615	5,559

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(92,192)	45,070	(199,528)	(85,755)
Inventories	(7,238)	(36,267)	(4,932)	(43,295)
Accounts payable and accrued liabilities	(100,703)	(222,604)	(351,165)	(200,754)
Other operating assets and liabilities	29,073	(49,269)	41,067	(52,713)
Net cash provided from (used for) operating activities	107,675	408,778	(86,609)	909,976

INVESTING ACTIVITIES
Capital expenditures	(140,488)	(130,876)	(203,466)	(180,770)
Net proceeds from sale of short-term investments	18,703	11,150	30,805	18,479
Other	1,736	5,097	1,940	4,280
Net cash used for investing activities	(120,049)	(114,629)	(170,721)	(158,011)

FINANCING ACTIVITIES
Debt repaid	(5,000)	(155,025)	(5,000)	(155,025)
Dividends paid to common stockholders	(38,251)	(500,592)	(137,806)	(912,894)
Distributions to non-controlling interest	(189)	(3,576)	(189)	(6,736)
Repurchase of common shares	—	—	(71,566)	—
Other	569	733	639	794
Net cash used for financing activities	(42,871)	(658,460)	(213,922)	(1,073,861)

Effect of exchange rate changes on cash and cash equivalents	(490)	41,789	(9,948)	62,883
Increase (decrease) in cash and cash equivalents	(55,735)	(322,522)	(481,200)	(259,013)
Cash and cash equivalents, at beginning of period	291,275	1,472,781	716,740	1,409,272
Cash and cash equivalents, at end of period	$235,540	$1,150,259	$235,540	$1,150,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008.  The condensed consolidated financial statements for the three and six months ended June 30, 2009 have been subject to a review by Galaz, Yamazaki, Ruiz Urquiza S.C., a member firm of Deloitte Touche Tohmatsu, the Company’s independent registered public accounting firm, whose report dated August 3, 2009, is presented on page 53.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2008 and notes included in the Company’s 2008 annual report on Form 10-K.

B.             Adoption of New Accounting Standards:

As of June 30, 2009 the Company adopted the following pronouncements of the Financial Accounting Standards Board (“FASB”):

In May 2009, the FASB issued SFAS 165 “Subsequent events” to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This Statement introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This SFAS is effective for interim or annual reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009.  Please see disclosures required in Note Q, Subsequent events.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 107-1 “Disclosure about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP applies to all financial instruments within the scope of SFAS 107 and requires disclosing in the body or in the accompanying notes, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Fair value information disclosed shall be presented together with the related carrying amount in a form that makes clear whether the fair value and carrying amount represents assets or liabilities and how the carrying amount is reported in the statement of financial position.  Also the entity shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe their changes, if any, in the period.  This FSP is effective for interim reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009.  Please see disclosures required in Note P, Financial instruments.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-than-temporary impairments” and FSP FAS 157-4 “Determining Fair Value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly”.  These FASB Staff positions are effective for interim reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009 and do not have a material impact on its financial position or results of operations.

On January 1, 2009 the Company adopted the following pronouncements of the FASB:

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

C.             Short-term Investments:

The balance of short-term investments was as follows (in millions):

	As of
Investments	June 30, 2009	December 31, 2008
Short-term investments in securities issued by public companies with a weighted average interest rate of 0.71% at June 30, 2009 and 1.85% at December 31, 2008	$33.9	$62.4

Short-term investments in securities consist of available for sale securities issued by public companies.  Each security is independent of the others.

Related to these investments in the second quarter and first six months of 2009, the Company earned interest of $0.2 million and $0.6 million, respectively, compared with $1.0 million and $2.6 million in the same periods of 2008, which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the second quarter and first six months of 2009, the Company redeemed $18.7 million and $30.8 million, respectively, of these investments, compared with $11.2 million and $18.5 million in the same periods of 2008.

In the second quarter and first six months of 2009 the Company recorded gains of $1.6 million and $2.3 million, respectively, compared with losses of $0.2 million and $1.9 million in the second quarter and first six months of 2008, respectively.  These gains/losses were recorded as other income (expense) in the condensed consolidated statement of earnings.

D.            Inventories were as follows:

(in millions)	June 30, 2009	December 31, 2008
Metals at lower of average cost or market:
Finished goods	$64.8	$46.7
Work-in-process	135.7	135.8
Supplies at average cost	256.0	269.1
Total inventories	$456.5	$451.6

E.              Income taxes:

The income tax provision for the first six months of 2009 and 2008 were $159.4 million and $514.9 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 38.4% for the first six months of 2009 as compared to 31.5% during the same period in 2008.  The increase in the effective tax rate for the first half of 2009 is largely due to the incremental U.S. tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28.5%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, Americas Mining Corporation (“AMC”), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, SCC will be included in AMC’s consolidated US federal income tax return commencing from March 27, 2009.  AMC is a holding company and most of the business assets and operations of AMC belong to ASARCO LLC (“Asarco”) and its subsidiaries.  In accordance with paragraph 40 of FAS No. 109, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of US federal income tax matters.  At present, SCC is providing current and deferred 2009 US income taxes, as if it were still a separate filer.  It is believed that taxes provided on this basis will not be materially different from the provision necessary once the Company has reached a tax sharing agreement with AMC.

FIN No. 48 — Accounting for Uncertainty in Income Taxes.

There were no material changes in the unrecognized tax benefits in the first six months of 2009.  In the United States, the tax years 2003 and 2004 are currently before the appeals division of the IRS.  The tax years 2005, 2006 and 2007 are currently under IRS field examination, which commenced in November 2008.  Management does not expect that any of the open years will result in a cash payment within the preceding twelve months of June 30, 2010.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the six month period ended June 30, 2009.

F.              Provisionally Priced Sales:

At June 30, 2009, the Company has recorded provisionally priced sales of 25.4 million pounds of copper, at an average forward price of $2.25 per pound.  Also the Company has recorded provisionally priced sales of 13.9 million pounds of molybdenum at the June 30, 2009 market price of $10.60 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2009:

Copper (million lbs.)	Priced at	Month of Settlement
21.9	2.25	July 2009
0.6	2.27	August 2009
0.7	2.27	September 2009
2.2	2.25	October 2009
25.4	2.25

Molybdenum (million lbs.)	Priced at	Month of Settlement
2.8	10.60	July 2009
3.3	10.60	August 2009
2.9	10.60	September 2009
2.7	10.60	October 2009
2.2	10.60	November 2009
13.9	10.60

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

Copper derivatives:

From time to time the Company has entered into derivative contracts to protect a fixed copper, or zinc price for a portion of its metal sales.

In the first six months of 2008, the Company entered into copper collar and swap contracts to protect a portion of its 2008 sales of copper production.  As a result, the Company recorded a gain of $10.6 million in the second quarter and first six months of 2008.  Related to the fair value of these copper derivative contracts the Company recorded a loss of $2.0 million at the end of June 2008.  These gains and losses were recorded in net sales in the condensed consolidated statement of earnings.

The Company did not hold any copper or zinc derivative contracts in the first six months of 2009.

Exchange rate derivatives, U.S. dollar/Mexican Peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in US dollars and many of its costs are in Mexican Pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican Peso to the US dollar.

At June 30, 2009 the Company held an exchange rate derivative contract with the following conditions:

If the exchange rate is less than or equal to the strike price, the Company sells US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain to the Company.  The total accumulated gain over the life of the contract cannot exceed 500 cents per dollar transacted.  If the exchange rate is above the strike price, the Company sells dollars in an amount equal to two times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.

Notional Amount (1) (millions)	Underlying amount (millions)	Expiration Period	Due Date	Strike Price (Mexican Pesos/ U.S. Dollars)
$20.0	$2.5	Weekly	July 3, 2009 through August 21, 2009	10.53

(1) The notional amount includes a group of weekly transactions that have the same strike price.

At June 30, 2009, the fair value of this exchange rate derivative contract is a loss of $8.1 million.  This loss was recorded in 2008 earnings.  In 2009, the fair value of the exchange derivative contracts improved and gains were recorded in the 2009 earnings, as noted below.

Related to the exchange rate derivative contracts the Company recorded gains of $6.8 million and $4.2 million in the second quarter and first six months of 2009, compared with a loss of $1.5 million and a gain of $0.9 million, respectively, in the second quarter and first six months of 2008.  These gains and losses were recorded as gain (loss) on derivative instruments in the condensed consolidated statement of earnings and in other accounts receivable/payable in the condensed consolidated balance sheet.

H.            Asset Retirement Obligation:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company has prepared and submitted the required closure plans to the Peruvian Ministry of Energy and Mines (“MEM”).  These plans have been reviewed by the responsible governmental agency and have been open to public discussion in the areas of the Company’s operations.  In April 2009, the Company received comments to its closure plan from government agencies including some related to the costs.  The Company is preparing a response to the comments raised for delivery to the government in August 2009.

The closure cost recognized for this liability includes the estimated cost required at the Peruvian operations, based on the Company’s experience, and includes cost at the Ilo smelter, the tailing disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.

As of June 30, 2009, the Company has made an estimated provision of $18.4 million for this liability in its financial statements, but believes that this estimate should be viewed with caution, pending final approval of the mine closure plan.

The following table summarizes the asset retirement obligation activity for the first six months of 2009 and 2008 (in millions):

	2009	2008
Balance as of January 1	$18.0	$13.1
Additions, changes in estimates	—	0.7
Accretion expense	0.4	0.5
Balance as of June 30,	$18.4	$14.3

I.                 Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	June 30,2009	December 31,2008
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$0.8
Ferrocarril Mexicano S.A. de C.V.	—	0.3
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	1.7	0.8
	$2.5	$1.9
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$9.5	$8.9
Ferrocarril Mexicano S.A. de C.V.	0.1	—
	$9.6	$8.9

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates.  These transactions include the lease of office space, air transportation and construction services and products and services relating to mining and refining.  The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes.  These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions.  It is the Company’s policy that the Audit Committee of the Board of Directors shall review all related party transactions.  The Company is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Audit Committee.

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The total amount paid by the Company for such services in the first six months of 2009 and 2008 was $3.4 million and $6.9 million, respectively.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees of $10.3 million and $10.3 million in the first six months of 2009 and 2008, respectively, primarily for freight services and construction services provided by subsidiaries of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees of $0.1 million and $1.1 million in the first six months of 2009 and 2008, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.  Additionally, in 2007, our Mexican subsidiaries have provided guaranties for loans totaling $10.8 million obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family.  These loans mature in 2010 ($2.3 million) and 2013 ($8.4 million).  MexTransport provides aviation services to our Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees of $0.9 million and $1.6 million in the first six months of 2009 and 2008, respectively, to MexTransport for aviation services.

The Company purchased $2.1 million and $2.6 million in the first six months of 2009 and 2008, respectively, of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest.  The Company paid fees of $0.2 million and $0.5 million in the first six months of 2009 and 2008, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.4 million and $2.6 million in the first six months of 2009 and 2008, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased $0.1 million and $0.3 million in the first six months of 2009 and 2008, respectively, of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.8 million and $1.6 million in the first six months of 2009 and 2008, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

J.                Benefit Plans:

SCC Defined Benefit Pension Plans-

The components of the net periodic benefit costs for the six months ended June 30 are as follows (in millions):

	2009		2008
Interest cost	$0.3		$0.4
Expected return on plan assets	(0.2)		(0.3)
Amortization of net loss (gain)	(*	)	(*	)
Net periodic benefit costs	$0.1		$0.1

(*) amount is lower than $0.1 million.

SCC Post-retirement Health Care Plan-

The components of the net periodic benefit costs for the post-retirement health care plan for the six months ended June 30, 2009 and 2008 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the six months ended June 30, 2009 and 2008 are as follows (in millions):

	2009		2008

Interest cost	$0.8		$1.0
Service cost	1.0		1.2
Expected return on plan assets	(1.2)		(1.5)
Amortization of transition assets, net	(0.2)		(*	)
Amortization of net actuarial loss	(*	)	(*	)
Amortization of prior services cost	(*	)	(*	)
Net periodic benefit cost	$0.4		$0.7

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan-

The components of the net periodic cost for the six months ended June 30, 2009 and 2008 are as follows (in millions):

	2009	2008

Interest cost	$1.9	$1.6
Service cost	0.2	0.2
Amortization of net loss (gain)	0.7	(*	)
Amortization of transition obligation	0.3	—
Net periodic benefit cost	$3.1	$1.8

(*) amount is lower than $0.1 million

K.           Comprehensive Income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$176.0	$551.3	$255.3	$1,119.0
Other comprehensive income (loss) net of tax:
Additional decrease in liability for employee benefit obligation	(1.2)	—	—	—
Comprehensive income	174.8	551.3	255.3	1,119.0
Comprehensive income attributable to the non-controlling interest	1.1	2.8	1.6	5.5
Comprehensive income attributable to SCC	$173.7	$548.5	$253.7	$1,113.5

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

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In accordance with the requirements of this law the Company has prepared and submitted the required closure plans to MEM.  These plans were reviewed by the responsible governmental agency and were open to public discussion.  In April 2009, the Company received comments from government agencies on the closure plan, including some related to costs.  The Company is preparing a response to these comments.  See Note H, Asset retirement obligation, for further discussion of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $3.7 million and $3.0 million in the first six months of 2009 and 2008, respectively.

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

Mexican environmental regulations have become increasingly stringent in recent years, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, United States and Canada in connection with NAFTA in 1999.  However, the Company’s management does not believe that continued compliance with the federal environmental law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that future laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

For the Company’s Mexican operations, environmental capital expenditures were $14.8 million and $4.2 million in the first six months of 2009 and 2008, respectively.

Litigation matters:

Peruvian operations

Garcia Ataucuri and Others against SCC’s Peruvian Branch (“SCC’s Peruvian Branch”, “Branch” or “Peruvian Branch”):  In April 1996, the Branch was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of its “labor shares” (acciones laborales) plus dividends on such shares, to be issued in a proportional way to each former employee in accordance with their time of employment with SCC’s Peruvian Branch.

The Company conducts its operations in Peru through its Peruvian Branch, a registered branch.  Although the Peruvian Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of the labor shares.  The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed 40% in cash and 60% as an equity interest in the enterprise.  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers in the mining industry.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of “labor shares” to be issued in Peru by the Peruvian Branch of SCC.  These labor shares represented an equity interest in the enterprise.  In addition, according to the 1978 law, the equity participations previously distributed to the “Mining Community” were returned to the Branch and redistributed in the form of labor shares to the individual employees or former employees.  The cash participation was adjusted to 4.0% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status, and the workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.

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

In relation to the issuance of “labor shares” by the Branch in Peru, the Branch is a defendant in the following lawsuits:

1)              As stated above, in April 1996, the Branch was served with a complaint filed in Peru by approximately 800 former employees, (Garcia Ataucuri and others vs. SCC’s Peruvian Branch), seeking the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or Nuevos Soles (“S/.”) 3,876,380,679.56), as required by Law No. 22333, to be issued in a proportional way to each former employee or worker in accordance with their time of employment with SCC’s Peruvian Branch, plus dividends on such shares.  In 2000, the Branch appealed an adverse decision of an appellate civil court, affirming a decision of a lower civil court, to the Peruvian Supreme Court.  On September 19, 2001, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.

In October 2007, in a separate proceeding initiated by the plaintiffs, the Peruvian Constitutional Court nullified the September 19, 2001 Peruvian Supreme Court decision and ordered the Supreme Court to decide again on the merits of the case accepting or denying the Branch’s 2000 appeal.

In May 2009, the Supreme Court rejected the 2000 appeal of the Branch affirming the adverse decision of the appellate civil court and lower civil court.  While the Supreme Court has ordered SCC’s Peruvian Branch to deliver the labor shares and dividends to the former employees of SCC’s Peruvian Branch it has clearly stated that SCC’s Peruvian Branch may prove, by all legal means, its assertion that the labor shares and dividends were distributed to the former employees in accordance with the profit sharing law then in effect, an assertion which SCC’s Peruvian Branch continues to make.  In view of this, SCC’s Peruvian Branch is unable to ascertain the manner in which the Supreme Court decision may be enforced or what financial impact, if any, the said decision may have.

2)              On May 10, 2006, the Branch was served with a second complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC’s Peruvian Branch), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law No. 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Branch answered this new complaint, denying the validity of the claim.  As of June 30, 2009 the case remains open with no new developments.

3)              On June 27, 2008, the Branch was served with a new complaint filed in Peru, this time by 82 former employees, (Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch), seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the two previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of June 30, 2009 the case remains open with no new developments.

4)              Additionally, in January 2009, the Branch was served with a new complaint filed in Peru, this time by 12 former employees (Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs SCC’s Peruvian Branch) seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the three previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of June 30, 2009 the case remains open with no new developments.

The Company asserts that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.

Mexican operations

The Mexican Geological Services (“MGS”) Royalties: In August 2002, MGS (formerly named Council of Mineral Resources (“COREMI”)) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre (La Caridad) the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The appeal was lost by the Company in October 2007.  The Company filed a protective action (Amparo) before the Ninth Collegiate Civil Tribunal which rendered a negative ruling on August 27, 2008.  The Company is defending its economic interest in the courts to determine the final amount to be paid to MGS.  On an ongoing basis the Company is required to pay a 1% royalty on La Caridad’s copper production value after deduction of treatment and refining charges and certain other carrying costs.

San Luis Potosi Facilities: The municipality of San Luis Potosi has granted Desarrolladora Intersaba, S.A. de C.V. (“Intersaba”), licenses for use of land and construction of housing and/or commercial zones in the former Ejido Capulines zone, where some residential projects like “Villa Magna” and other new residential projects are being developed within an area designated as a buffer zone due to IMMSA’s use of anhydrous ammonia gas.  This designation as a buffer zone was granted by the risk area of SEMARNAT (the federal environmental authority) within its approval of IMMSA’s risk analysis.

Regarding this situation, a number of actions were filed, including the following:

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

In March 2009, based on the fact that Intersaba did not present, on a timely basis, accounting documents necessary to support its damage allegations, a federal judge ruled that IMMSA did not have to pay Intersaba.  In June 2009 a federal court confirmed the federal judge’s ruling.  The Company expects that this will be supported by the local court as Intersaba does not appear to have the necessary documentation to support its claim.

2)              In addition to the foregoing, IMMSA has initiated a series of legal and administrative procedures against the municipality of San Luis Potosi due to its refusal to issue IMMSA’s use of land permit (licencia de uso de suelo) in respect to its zinc plant.  A federal judge ruled that IMMSA’s use of land permit should be granted.  In February 2009, the municipal authorities confirmed that local regulations permit IMMSA to use the land for industrial purposes.

3)              Additionally, Ejido Capulines, an agricultural community, filed a protective action against IMMSA’s risk analysis approved by SEMARNAT.  As previously noted, this approval determines a buffer zone around the San Luis facilities.

On November 4, 2008, a federal judge terminated the case and noted that the Ejido Capulines did not prove any harm caused by IMMSA’s risk analysis authorization.  In December 2008, the Ejido Capulines appealed this decision before a federal court.  In May 2009, a federal court ended the litigation by affirming the federal judge’s decision against Ejido Capulines.

4)              Also, new lawsuits were filed by IMMSA against the municipality of San Luis Potosi challenging other licenses granted in the safeguard area.

IMMSA’s annulment of the licenses was denied by the court.  Nevertheless IMMSA believes that this ruling will not have a material adverse effect on its operations.

5)              On October 7, 2008, IMMSA filed a lawsuit against SEMARNAT before the Federal Tax and Administrative Justice Court seeking the nullity of a July 24, 2008 denial of the Company’s request for a safeguard declaration.

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

In the last eight years the Cananea mine has experienced more than nine labor stoppages totaling more than 816 days of inactivity through June 30, 2009.  Beginning on July 30, 2007, our Cananea mine in Mexico started a work stoppage which continues into 2009.  On January 11, 2008 the Mexican Federal Labor Court declared the Cananea strike illegal and ordered the workers to return to work within 24 hours.  The workers partially returned to work and the Company resumed operations.  However, on April 11, 2008 the workers restarted the labor stoppage and shut down production, based upon a new federal ruling.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea.  In the second quarter 2008 the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  There were no termination payments made in the first six months of 2009.  In accordance with SFAS No. 112, the Company has estimated a liability of $35.1 million, which was recorded on the condensed consolidated balance sheet.  In December 2008, the Mexican Federal Labor Court ruled in favor of the Company and declared the strike illegal.  The union appealed this decision.  On January 7, 2009 the judge of the fifth district on labor matters annulled the decision favorable to the Company.  The Company filed a request for a review of this ruling before an appellate federal court, which declared the strike legal on March 19, 2009.  On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation since it was unable to operate due to severe damages caused by third parties.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals and it is expected that it will be resolved during the month of August.

The Company, the state of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company has determined through its impairment analysis that no impairment exists as of June 30, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.

Additionally, the Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below.  However, on November 16, 2007, this lawsuit after being removed to federal court was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco’s creditors, as described below.  On February 2, 2007 a complaint was filed by Asarco on behalf of Asarco’s creditors, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In June 2008 the lawsuit was concluded in Brownsville, Texas.  The constructive fraudulent conveyance claim was dismissed; however the actual fraud and the aiding and abetting the breach of fiduciary duties counts were favorable to plaintiffs.  On April 15, 2009, the United States District Court for the Southern District of Texas entered a judgment awarding Asarco certain shares of SCC, which represents approximately 30.6% of SCC’s current outstanding common shares, and an amount equal to the dividends paid on those shares of common stock of SCC since the date of their acquisition by AMC, plus interest.  Grupo México announced that AMC is appealing that judgment and enforcement of the judgment has been stayed pending the appeal.

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

Other commitments:

Regional development contribution:

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  In 2009, 2008 and 2007, the Company made non-deductible contributions of $12.7 million, $18.9 million and $16.1 million out of 2008, 2007 and 2006 earnings, respectively.  These contributions were deposited with a separate entity, Copper Assistance Civil Association (Asociacion Civil Ayuda del Cobre) which will make disbursements for approved investments in accordance with the agreement.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.  In the first six months of 2009 the Company made a provision of $2.1 million based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $13.6 million and $33.3 million in the first six months of 2009 and 2008, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

Power purchase agreement —

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003 the agreement was amended releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements and changing the power tariff as called for in the original agreement.  The Company estimates that these changes represented a cost savings of approximately $262 million through June 30, 2009.

The Company has recently signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The Company expects to obtain savings in its future power costs.  The new economic conditions agreed in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.

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

Intersegment sales are based on arms-length prices at the time of sale.  These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by the Company are:

1.               Peruvian operations segment, which includes the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.

2.               Mexican open pit operations segment, which includes La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.

3.               Mexican underground mining operations segment, which includes five underground mines that produce zinc, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc and copper.  This group is identified as the IMMSA unit.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated

Net sales outside of segments	$249.0	$87.4	$475.3	$12.8	$824.5
Intersegment sales	13.4	33.5	—	(46.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	153.6	77.0	217.3	(28.4)	419.5
Selling, general and administrative	6.6	2.9	7.5	1.1	18.1
Depreciation, amortization and depletion	41.8	5.8	30.9	0.2	78.7
Exploration	0.1	1.1	3.8	—	5.0
Operating income	$60.3	$34.1	$215.8	$(7.0)	303.2
Less:
Interest, net					(21.0)
Gain on derivative instruments					6.8
Other income (expense)					(1.5)
Income taxes					(111.4)
Non-controlling interest					(1.1)
Net income attributable to SCC					$175.0

Capital expenditure	$16.5	$9.8	$114.1	$0.1	$140.5
Property, net	$1,636.8	$275.0	$1,922.9	$41.6	$3,876.3
Total assets	$2,662.0	$634.9	$2,457.3	$(312.4)	$5,441.8

	Three Months Ended June 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated

Net sales outside of segments	$433.8	$125.4	$864.3	$38.3	$1,461.8
Intersegment sales	33.9	37.7	—	(71.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	200.6	110.6	273.4	(34.1)	550.5
Selling, general and administrative	9.6	4.8	10.1	2.2	26.7
Depreciation, amortization and depletion	47.4	8.1	27.7	—	83.2
Exploration	1.0	2.2	5.8	—	9.0
Operating income	$209.1	$37.4	$547.3	$(1.4)	792.4
Less:
Interest, net					(13.6)
Loss on derivative instruments					(1.5)
Other income (expense)					2.9
Income taxes					(228.9)
Non-controlling interest					(2.8)
Net income attributable to SCC					$548.5

Capital expenditure	$54.7	$12.4	$63.1	$0.7	$130.9
Property, net	$1,622.5	$254.0	$1,677.7	$63.5	$3,617.7
Total assets	$3,026.2	$695.7	$2,330.3	$352.9	$6,405.1

	Six Months Ended June 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated

Net sales outside of segments	$421.3	$177.7	$822.1	$25.4	$1,446.5
Intersegment sales	14.2	60.7	—	(74.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	252.2	176.4	416.4	(50.0)	795.0
Selling, general and administrative	14.1	6.2	14.4	2.2	36.9
Depreciation, amortization and depletion	83.1	11.9	61.1	0.8	156.9
Exploration	0.8	2.3	7.3	—	10.4
Operating income	$85.3	$41.6	$322.9	$(2.5)	447.3
Less:
Interest, net					(37.9)
Gain on derivative instruments					4.2
Other income (expense)					1.2
Income taxes					(159.4)
Non-controlling interest					(1.7)
Net income attributable to SCC					$253.7

Capital expenditure	$42.1	$14.6	$138.2	$8.6	$203.5
Property, net	$1,636.8	$275.0	$1,922.9	$41.6	$3,876.3
Total assets	$2,662.0	$634.9	$2,457.3	$(312.4)	$5,441.8

	Six Months Ended June 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated

Net sales outside of segments	$877.7	$259.2	$1,756.8	$67.3	$2,961.0
Intersegment sales	60.1	66.0	—	(126.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	384.0	196.2	551.8	(61.0)	1,071.0
Selling, general and administrative	18.5	11.2	20.0	1.7	51.4
Depreciation, amortization and depletion	92.6	16.1	55.7	—	164.4
Exploration	2.9	4.1	10.1	—	17.1
Operating income	$439.8	$97.6	$1,119.2	$0.5	1,657.1
Less:
Interest, net					(22.3)
Gain on derivative instruments					0.9
Other income (expense)					(1.8)
Income taxes					(514.9)
Non-controlling interest					(5.5)
Net income attributable to SCC					$1,113.5

Capital expenditure	$78.0	$19.3	$81.4	$2.1	$180.8
Property, net	$1,622.5	$254.0	$1,677.7	$63.5	$3,617.7
Total assets	$3,026.2	$695.7	$2,330.3	$352.9	$6,405.1

Sales value per segment:

	Three Months Ended June 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$163.5	$19.4	$398.0	$(10.4)	$570.5
Molybdenum	62.5	—	43.9	—	106.4
Other	36.4	101.5	33.4	(23.7)	147.6
Total	$262.4	$120.9	$475.3	$(34.1)	$824.5

	Three Months Ended June 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$312.9	$33.0	$675.9	$(12.2)	$1,009.6
Molybdenum	117.5	—	149.0	—	266.5
Other	37.3	130.1	39.4	(21.1)	185.7
Total	$467.7	$163.1	$864.3	$(33.3)	$1,461.8

	Six Months Ended June 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$271.2	$32.5	$701.0	$(5.8)	$998.9
Molybdenum	99.9	—	65.4	—	165.3
Other	64.4	205.9	55.7	(43.7)	282.3
Total	$435.5	$238.4	$822.1	$(49.5)	$1,446.5

	Six Months Ended June 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$627.9	$60.9	$1,385.7	$(23.8)	$2,050.7
Molybdenum	243.2	—	305.9	—	549.1
Other	66.7	264.3	65.2	(35.0)	361.2
Total	$937.8	$325.2	$1,756.8	$(58.8)	$2,961.0

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$280.4	$350.8	$496.3	$765.1
Europe	158.7	361.2	284.3	721.6
Mexico	183.7	350.8	318.3	670.3
Peru	26.3	38.9	40.8	78.2
Latin America (excluding Mexico and Peru)	109.0	273.5	189.7	554.7
Asia	66.4	84.4	117.1	162.5
Derivative instruments	—	2.2	—	8.6
Total	$824.5	$1,461.8	$1,446.5	$2,961.0

Major Customer Segment Information:

For the six months ended June 30, 2009, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 20.3% of total revenue; revenues from one of these customers amounted to 12.7% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 9.8% of total revenues; revenues from one of these customers amounted to 6.7% of total revenue.  These customers represent 85.8% of the Company’s molybdenum sales revenue.

For the six months ended June 30, 2008, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 16.4% of total revenue; revenues from one of these customers amounted to 11.2% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 15.2% of total revenues; revenues from one of these customers amounted to 8.8% of total revenue.  These customers represent 81.8% of the Company’s molybdenum sales revenue.

N.            Impact of New Accounting Standards:

On June 29, 2009, the FASB issued FASB SFAS 168 “the FASB Accounting Standards CodificationTM and the Hierarchy of generally accepted Accounting Principles”.  This last SFAS replaces SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will be effective for interim and annual periods ending on or after September 15, 2009.  Under this guidance, the Company will apply the Codification to its third-quarter interim financial statements.

Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates which will not be considered as authoritative in their own right and will serve only to update the Codification.

O.            Stockholders’ Equity:

Common stock:

During the first quarter of 2009 Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million shares.  With this purchase and the Company’s repurchase of its common shares, the indirect ownership of Grupo Mexico increased to 80% at March 31, 2009 and remains at 80% at June 30, 2009.  Please see Note E, Income taxes, for disclosure about the US federal income tax implications of this increase in ownership.

Treasury Stock:

Activity in treasury stock in the six month period ended June 30, 2009 and 2008 is as follows (in millions):

	2009	2008
Southern Copper common shares
Balance as of January 1,	$388.9	$4.4
Purchase of shares	71.6	—
Used for corporate purposes	(0.1)	(0.1)
Balance as of June 30,	460.4	4.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	125.5	170.3
Other activity, including dividend, interest and currency translation effect	11.2	35.6
Balance as of June 30,	136.7	205.9

Treasury stock balance as of June 30,	$597.1	$210.2

In the first six months of 2009 the Company distributed 12,000 shares of Southern Copper to Directors under the Directors’ Stock Award Plan.

In the first six months of 2009 and 2008 the Company awarded 11.8 million shares and 14.5 million shares of Grupo Mexico, respectively, under the employee stock purchase plan.

SCC share repurchase program:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, in the first quarter of 2009 the Company purchased 4.9 million shares of its common stock at a cost of $71.6 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.  There was no purchase of shares in the second quarter of 2009.

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan @ $20.44	Total Cost ($ in million)
From	To

2008:
08/11/08	12/31/08	28,510,150	13.49	28,510,150		$384.6

First quarter 2009:
01/12/09	01/31/09	1,075,000	15.17	29,585,150		16.3
02/01/09	02/28/09	2,260,350	13.45	31,845,500		30.4
03/01/09	03/27/09	1,564,650	15.89	33,410,150		24.9
Total		4,900,000	14.61			71.6

Second Quarter 2009		—		—	2,141,760

Total purchased		33,410,150	13.66			$456.2

As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership increased to 80% at March 31, 2009 and remains at 80% at June 30, 2009.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter.  600,000 shares of Southern Copper common stock have been reserved for this plan.  As of June 30, 2009 the Company has granted 241,200 shares under this plan which includes 12,000 additional shares granted since June 30, 2008 at which time the cumulative amount of shares granted was 229,200 shares.  The fair value of the award is measured each year at the date of the grant.

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

For the six months ended June 30, 2009 and 2008, the stock based compensation expense under this plan was $1.1 million in both periods.  As of June 30, 2009, there was $11.7 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining five years and nine months period.

The following table presents the stock award activity for the six months ended June 30, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2009	14,577,011	$1.16
Granted	—
Exercised	(2,605,575)	1.16
Forfeited	(127,719)	1.16
Outstanding shares at June 30, 2009	11,843,717	$1.16

Outstanding shares at January 1, 2008	14,504,151	$1.17
Granted	—
Exercised	—
Forfeited	—
Outstanding shares at June 30, 2008	14,504,151	$1.17

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 2,250,000 shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $0.1 million and $0.2 million, net of tax, in compensation expense in the first six months of 2009 and 2008, respectively.  As of June 30, 2009, there was $1.9 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over the remaining period.

The following table presents the stock award activity for the six months ended June 30, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2009	697,500	$0.77
Granted	—
Exercised	—
Forfeited	—
Outstanding shares at June 30, 2009	697,500	$0.77

Outstanding shares at January 1, 2008	1,372,500	$0.77
Granted	—
Exercised	(270,000)	$0.77
Forfeited	—
Outstanding shares at June 30, 2008	1,102,500	$0.77

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2009 (in million):

	Balance at June 30, 2009
	Carrying Value	Fair Value

Liabilities:
Long-term debt	$(1,301.4)	$(1,187.6)

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows:

		Fair Value at Measurement Date Using:
	Fair Value as of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	06/30/09	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$33.9		$29.1	$4.8
Provisionally priced sales:
Copper	$0.5		$0.5
Molybdenum	$18.6		$18.6

Liabilities:
Derivative instruments	$(8.1)	$(8.1)	—	—
Total	$44.9	$(8.1)	$48.2	$4.8

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the three and six months period ended June 30, 2009.

	Three months ended June 30, 2009	Six months ended June 30, 2009
Balance at beginning of period	$8.5	$11.0
Unrealized gain (loss)	(0.2)	(0.4)
Purchases, sales, issuance and settlements (net)	(3.5)	(5.8)
Transfers in/out of Level 3	—	—
Balance at end of period	$4.8	$4.8

The total amount of unrealized losses for the period was included in other income in the condensed consolidated statement of earnings for the six months ended June 30, 2009.

Q.            Subsequent events:

The Company evaluated subsequent events as of August 3, 2009 which is the date the financial statements were issued.

Dividends:

On July 15, 2009, the Board of Directors authorized a dividend of 10 cents per share payable on September 2, 2009, to SCC shareholders of record at the close of business on August 6, 2009.

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

Earnings: There has been an improvement in copper prices during 2009 from the low metal prices that existed in the last quarter of 2008.  The restored demand for copper by China has contributed to this improvement.  Additionally, the prices of our principal byproducts have improved during 2009.  While there is a certain amount of metal price volatility in the near term, there is a growing consensus among industry analysts for a stronger outlook for copper over the next few years.

Second quarter 2009 net earnings of $175.0 million at an average LME copper price of $2.12 per pound of copper, reflects our solid financial performance and that we are maintaining steady progress during the current market and economic conditions.  This allows us to continue with our capital projects to increase production levels and be ready to improve our profitability when the copper market and the world’s economy recover.

Production: Second quarter 2009 copper production was 1.7% higher than the second quarter of 2008.  In addition, we increased our production of molybdenum mined, by 12.6%, zinc mined and refined, by 0.3% and 5.7%, respectively, and silver mined and refined, by 9.1% and 32.6%, respectively.

Cananea strike: Operations at our Cananea, San Martin and Taxco facilities remained closed during the second quarter of 2009, due to continuing strike activity.  These strikes began in July 2007, and despite our efforts, remain unresolved.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution, based on force majeure, approving the termination of Cananea’s labor relationship with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union. This ruling has been challenged before federal tribunals and it is expected that it will be resolved during the month of August.

The Company, the state of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea.

Due to the lengthy work stoppage we have performed an impairment analysis on the assets at the Cananea mine.  We have determined through our impairment analysis that no impairment exists as of June 30, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.

Reevaluation of capital expenditures: We are continuing with the Tia Maria project using internally generated cash flow.  This project will increase annual copper production by 120,000 tons and is scheduled to commence operations in 2011.  Also we are continuing with the Toquepala concentrator expansion project which is expected to increase annual copper output by 100,000 tons by the second half of 2012.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and six months ended June 30, 2009 and 2008.  We present cash costs with and without the inclusion of by-product revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(cents per pound)		(cents per pound)
Cash cost per pound of copper produced and purchased	50.9	5.5	57.7	(4.0)
Less:
By-products revenue	99.4	179.1	87.5	170.6
Cash cost per pound of copper produced and purchased without by-products revenue	150.3	184.6	145.2	166.6

As seen on the chart above, our per pound cash cost for the second quarter and first six months of 2009 when calculated with by-products revenue are costs of 50.9 cents per pound and 57.7 cents per pound, respectively, compared with a cost of 5.5 cents per pound and a credit of 4.0 cents per pound in the second quarter and first six months of 2008, respectively.  The decrease in the by-products credit in the 2009 periods was principally due to lower molybdenum, zinc and silver prices.  See average metal prices below.  Increases in the volume of molybdenum, zinc and silver sales in both the three and six month periods of 2009, partially reduced the price decline.

Our cash cost, excluding by-product revenues, was lower by 34.3 cents per pound and 21.4 cents per pound in the second quarter and first six months of 2009 than the comparable 2008 periods due to lower power, fuel and material repair costs partially offset by the lower copper production at Cananea due to the ongoing strike.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2009 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$6.1	$23.0	$1.3	$8.5

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

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian Nuevos Soles and Mexican Pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the Nuevo Sol or the Peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in Nuevos Soles or Pesos can be affected by devaluation of the Nuevo Sol or the Peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Peru:
Peruvian inflation rate	(0.4)%	1.3%	0.0%	3.5%
Nuevo Sol/dollar devaluation /(appreciation) rate	(4.8)%	8.1%	(4.2)%	(1.0)%

Mexico:
Mexican inflation rate	0.2%	0.5%	1.3%	2.0%
Peso/dollar devaluation /(appreciation) rate	(7.9)%	(3.9)%	(2.5)%	(5.4)%

Capital Expansion and Exploration Program.

We made capital expenditures of $140.5 million and $203.5 million in the first three and six months of 2009, respectively, compared with $130.9 million and $180.8 million in the three and six months of 2008, respectively.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

In light of the current business environment we have suspended many of our capital investments in new as well as in expansion projects.  Set forth below are descriptions of some of our current expected capital expenditures.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.

Peruvian Operations:

Tia Maria project: This project, which includes the Tia Maria and La Tapada deposits in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SX-EW copper cathodes per year.  The approved budget for the project is $934 million.  Through June 30, 2009, $187.2 million has been spent on this project.  The basic engineering has been completed.  Current work on the project includes the development of the detailed engineering, the commencement of fabrication of the main equipment and the environmental impact assessment, which was completed in June 2009 and presented to the Peruvian authorities for approval.

Toquepala concentrator expansion:  As of the end of June 2009, we have spent $72.8 million on this project.  Detailed engineering work is scheduled to commence in the third quarter of this year and the environmental impact study is currently being conducted and is expected to be completed in the fourth quarter of 2009.

Ilo Smelter Modernization:  A complimentary project to the Ilo smelter modernization is the construction of a marine trestle to offload directly to offshore ships the sulfuric acid produced at the smelter.  At June 30, 2009 this project reached 83.0% completion and is expected to be completed in 2009.  The completed project is expected to ease congestion in our Ilo area.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment and materials was finished.  Construction of the principle civil, mechanical and electrical installations for the main and lateral dams has been completed.  The lateral dam was commissioned in December 2008 and the main dam was commissioned in March 2009.  Progress on the first stage of this project is 99.8% complete, with final completion expected in the third quarter of 2009.  The total cost of this project is estimated to be $66.0 million, with $41.4 million expended through June 30, 2009.

Mexican operations:

After expending $13.4 million the by-product treatment plant at the La Caridad metallurgical complex is at 85% completion.  The first stage of the project to treat smelter dusts and effluents, is in operation.  Total completion of this facility is planned for September 2009.

The lime plant at Agua Prieta, which is 100 kilometers north of the La Caridad mine, has been fully modernized to comply with environmental regulations and to meet the lime requirements of the Mexican operations.  A vertical Maerz furnace will reduce the consumption of natural gas to a third of its current level and cost will be reduced by 45%.  The commencement of operations is scheduled for August 2009, with a total investment of $20.8 million.

Other capital expenditures:

The El Arco project is a major copper deposit in the northern part of the Baja California peninsula, with estimated mineralized resources of over 1.3 billion tons.  This project is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Based on the approval of the Board of Directors, we have contracted the basic engineering and are proceeding with the environmental impact study and land acquisition.

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

RESULTS OF OPERATIONS

The following highlights key financial and operating results for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$824.5	$1,461.8	$1,446.5	$2,961.0
Operating costs and expenses	(521.3)	(669.4)	(999.2)	(1,303.9)
Operating income	303.2	792.4	447.3	1,657.1
Non-operating income (expense)	(15.8)	(12.2)	(32.6)	(23.2)
Income before income taxes	287.4	780.2	414.7	1,633.9
Income taxes	(111.4)	(228.9)	(159.4)	(514.9)
Net income attributable to non-controlling interest	(1.0)	(2.8)	(1.6)	(5.5)
Net income attributable to SCC	$175.0	$548.5	$253.7	$1,113.5

Mine copper production in the second quarter of 2009 was higher than planned and increased 1.7% to 263.0 million pounds from 258.5 million pounds in the second quarter of 2008.  The increase of 4.5 million pounds was mainly due to 5.5 million pounds of higher production at the La Caridad mine and 7.1 million pounds at the Toquepala mine, both due to higher ore grades and recoveries.  These increases were partially offset by 1.2 million pounds of lower production at the Cuajone mine due to lower ore grade. In addition, the increase was reduced by zero production at Cananea in the second quarter of 2009.  Cananea’s second quarter 2008 copper production was 7.0 million pounds principally of SX/EW cathodes.

In the second quarter of 2009, molybdenum production increased 12.6% to 9.7 million pounds, from 8.6 million pounds in the second quarter of 2008.  This increase was due to 1.7 million pounds higher production from the La Caridad mine due to higher ore grade and improved recovery and 0.2 million of higher production from the Cuajone mine due to higher recovery, partially offset by 0.8 million of lower production at the Toquepala mine, due to lower ore grade and recovery.

Zinc mine production in the second quarter of 2009 was 0.3% higher than second quarter of 2008.  Charcas and Santa Barbara mines had higher grades and Santa Eulalia and Charcas mines increased recovery.  The refined zinc production was also 5.7% higher for the same period as a result of the improved performance of the San Luis Potosi zinc refinery.

Average Metal Prices

The table below outlines the average metal prices during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	% Change
Copper ($ per pound – LME)	$2.12	$3.83	(44.6)
Copper ($ per pound – COMEX)	$2.15	$3.80	(43.4)
Molybdenum ($ per pound)	$9.10	$32.76	(72.2)
Zinc ($ per pound – LME)	$0.67	$0.96	(30.2)
Silver ($ per ounce –COMEX)	$13.75	$17.17	(19.9)

	Six Months Ended June 30,
	2009	2008	% Change
Copper ($ per pound – LME)	$1.84	$3.68	(50.0)
Copper ($ per pound – COMEX)	$1.86	$3.67	(49.3)
Molybdenum ($ per pound)	$8.93	$32.89	(72.8)
Zinc ($ per pound – LME)	$0.60	$1.03	(41.7)
Silver ($ per ounce –COMEX)	$13.19	$17.39	(24.2)

Net Sales.  Net sales in the second quarter and first six months of 2009 decreased by $637.3 million and $1,514.5 million, respectively, compared with the same periods of 2008.  These 43.6% and 51.1% decreases were due to lower metal sales prices partially offset by higher sales volume of copper and our significant by-products as shown below.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2009 and 2008:

Copper Sales (million pounds):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Peruvian operations	194.2	171.7	381.1	352.5
Mexican open-pit	72.4	77.7	141.2	162.8
Mexican IMMSA unit	8.5	9.2	19.2	18.6
Other and intersegment elimination	(4.2)	(4.7)	(5.4)	(9.2)
Total	270.9	253.9	536.1	524.7

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2009 and 2008:

By-product Sales:

(in million pounds except silver – in	Three Months Ended June 30		Six Months Ended June
million ounces)	2009	2008	2009	2008
Peruvian operations
Molybdenum contained in concentrates	4.2	4.8	7.9	9.8
Silver	1.0	0.9	2.0	1.7

Mexican open-pit
Molybdenum contained in concentrates	5.5	3.8	10.7	7.7
Silver	1.9	0.9	3.1	1.7

Mexican IMMSA unit
Zinc – refined and in concentrate	55.0	54.8	113.1	105.9
Silver	2.7	2.3	5.7	4.3

Other and intersegment elimination
Zinc – refined and in concentrate	0.2	(0.6)	1.2	0.8
Silver	(1.3)	(0.7)	(2.5)	(1.3)

Total by-product sales
Molybdenum contained in concentrates	9.7	8.6	18.6	17.5
Zinc – refined and in concentrate	55.2	54.2	114.3	106.7
Silver	4.3	3.4	8.3	6.4

Operating Costs and Expenses

Three months:

Operating costs and expenses were $521.3 million in the second quarter of 2009 compared with $669.4 million in the second quarter of 2008.  The decrease of $148.1 million was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the second quarter 2009 was $419.5 million compared with $550.5 million in the second quarter 2008.  The decrease of $131.0 million was primarily attributable to the following: 1) $57.7 million of lower workers’ participation due to reduced earnings, 2) $55.5 million of lower fuel and power cost as a result of the lower cost of coal and other fuels used as indices in the calculation of our power tariff and 3) $23.0 million of lower production costs principally related to labor and operating and repair material costs.

Six months:

Operating costs and expenses were $999.2 million in the first six months of 2009 compared with $1,303.9 million in the first six months of 2008.  The decrease of $304.7 million was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first six months 2009 was $794.9 million compared with $1,071.0 million in first six months of 2008.  The decrease of $276.1 million was primarily attributable to the following: 1) $116.7 million of lower workers participation due to reduced in earnings, 2) $95.0 million of lower fuel and power cost, as a result of the lower cost of coal and other fuels used as indices in the calculation of our power tariff, 3) $46.4 million of lower production costs principally related to labor and operating and repair material costs, and 4) a decrease of $17.5 million in the Peruvian mining royalty charge.

Non-Operating Income (Expense): Interest expense in the second quarter and first six months of 2009 was 7.1% and 9.6% lower than the comparable 2008 periods.  These decreases were principally due to the lower average debt level in the 2009 periods, which were 6.2% lower than in the second quarter and first six months of 2008.

Interest income was $0.9 million and $5.2 million in the second quarter and first six months of 2009, respectively, compared to $12.2 million and $29.6 million in the second quarter and first six months of 2008.  The decrease was largely the result of lower cash balances.  Lower earnings in the 2009 periods as a result of reduced metal prices, significantly reduced our cash flow.

The gain on derivative instruments was $6.8 million and $4.2 million in the second quarter and first six months of 2009, respectively, compared with a (loss) gain of $(1.5) million and $0.9 million in the second quarter and first six months of 2008.  All these amounts were the result of US dollar/Mexican Peso exchange rate derivative activity.  Please see details in Note G, Derivative instruments, of our condensed consolidated financial statements.

Other income (expense) was an expense of $1.5 million in the second quarter of 2009 compared to an income of $2.9 million in the second quarter of 2008.  This negative turn-around of $4.4 million was principally the result of a few events, including (1) in the second quarter of 2008, we received a tax refund from the Peruvian government of $4.0 million, (2) a gain on the sale of inactive properties at our Mexican operations of $2.8 million in the second quarter of 2008 and (3) as a result of lower earnings our Peruvian operations accrual for the contribution to the regional development fund decreased by $2.9 million in the second quarter of 2009.

Other income (expense) was income of $1.9 million in the first six months of 2009 compared to an expense of $1.8 million in the first six months of 2008.  This positive turn-around of $3.7 million was principally the result of a few events, including (1) in the first six months of 2009, asset disposal write-off decreased by $2.1 million, (2) as a result of lower earnings our Peruvian operations accrual for the contribution to the regional development fund decreased by $5.6 million in the first six months of 2009, and (3) a gain on the sale of inactive properties from our Mexican operations of $4.4 million in the first six months of 2008.

Income taxes: The income tax provision for the first six months of 2009 and 2008 was $159.4 million and $514.9 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 38.4% for the first six months of 2009 as compared to 31.5% during the same period in 2008.  The increase in the effective tax rate for the first six months of 2009 is largely due to the incremental U.S. tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28.5%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, SCC will be included in AMC’s consolidated US federal income tax return commencing from March 27, 2009.  AMC is a holding company and most of the business assets and operations of AMC belong to Asarco and its subsidiaries.  In accordance with paragraph 40 of FAS No. 109, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  We have initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of US federal income tax matters.  At present, SCC is providing current and deferred 2009 US income taxes, as if it were still a separate filer.  It is believed that taxes provided on this basis will not be materially different from the provision necessary once we have reached a tax sharing agreement with AMC.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$475.3	$864.3	$822.1	$1,756.8
Operating costs and expenses	(259.5)	(317.0)	(499.2)	(637.6)
Operating income	$215.8	$547.3	$322.9	$1,119.2

Three months:

Net sales in the second quarter of 2009 decreased by $389.0 million, to $475.3 million from $864.3 million in the second quarter of 2008.  This decrease in net sales was principally the result of lower metal prices.  The increased volume of copper sales, 22.5 million pounds in the second quarter of 2009, helped to reduce the sales price decrease.

Operating costs and expenses in the second quarter of 2009 decreased by $57.5 million to $259.5 million from $317.0 million in the second quarter of 2008, principally due to $56.1 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the second quarter 2009 was $217.3 million compared to $273.4 million in the second quarter 2008.  The principal elements of cost of sales causing this decrease, include the following, 1) $31.9 million of lower fuel and power cost due to a decrease in market prices, 2) $48.0 million of lower workers’ participation due to lower earnings, 3) partially offset by $19.1 million of higher concentrate purchases from third parties.

Six months:

Net sales in the first six months of 2009 decreased by $934.7 million, to $822.1 million from $1,756.8 million in the first six months of 2008.  This decrease in net sales was principally the result of lower metal prices partially offset by higher volume of copper, molybdenum and silver.

Operating costs and expenses in the first six months of 2009 decreased by $138.4 million to $499.2 million from $637.6 million in the first six months of 2008, principally due to $135.4 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first six months of 2009 was $416.4 million compared to $551.8 million in the first six months of 2008.  The principal elements of cost of sales, causing this reduction, include the following, 1) $54.2 million of lower fuel and power cost due a decrease in market prices, 2) $19.7 million of lower mining royalties, 3) $86.3 million of lower workers’ participation both due to lower earnings, 4) partially offset by $29.1 million of higher concentrate purchases from third parties.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$262.4	$467.7	$435.5	$937.8
Operating costs and expenses	(202.1)	(258.6)	(350.2)	(498.0)
Operating income	$60.3	$209.1	$85.3	$439.8

Three months:

Net sales in the second quarter of 2009 decreased by $205.3 million, to $262.4 million from $467.7 million in the second quarter of 2008.  The decrease was due to lower metal prices and to a lesser degree to a reduction in pounds of copper sold of 5.3 million.

Operating costs and expenses in the second quarter of 2009 decreased by $56.5 million to $202.1 million from $258.6 million in the second quarter of 2008, principally due to lower cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $47.0 million to $153.6 million in the second quarter of 2009 from $200.6 million in the second quarter of 2008.  The decrease in cost of sales was mainly due to: 1) lower production cost of $27.9 million due to lower fuel and power costs and the strike at the Cananea mine, 2) $10.8 million of labor termination cost in 2008, and 3) $10.6 million of lower continuing costs at the Cananea mine related to the strike.

Six months:

Net sales in the first six months of 2009 decreased by $502.3 million, to $435.5 million from $937.8 million in the first six months of 2008.  The decrease was due to lower metal prices and lower copper sales volume.

Operating costs and expenses in the first six months of 2009 decreased by $147.8 million to $350.2 million from $498.0 million in the first six months of 2008, principally due to lower cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $131.8 million to $252.2 million from $384.0 million in the first six months of 2008.  The decrease in cost of sales was mainly due to: 1) lower production cost of $51.2 million due to lower fuel and power costs and the strike at the Cananea mine, 2) $23.8 million decrease in workers’ participation due to lower earnings, 3) $12.9 million of lower metal purchases from third parties, 4) $10.8 million of labor termination cost in 2008, and 5) $28.4 million of lower continuing cost at the Cananea mine related to the strike.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and six month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$120.9	$163.1	$238.4	$325.2
Operating costs and expenses	(86.8)	(125.7)	(196.8)	(227.6)
Operating income	$34.1	$37.4	$41.6	$97.6

Three months:

Net sales in the second quarter of 2009 decreased by $42.2 million, to $120.9 million from $163.1 million in the second quarter of 2008.  This decrease in net sales was principally due to lower metal prices partially offset by higher zinc and silver sales volume.  These volume increases were mainly due to higher ore grades and recoveries at the Santa Eulalia, Santa Barbara and Charcas mines.

Operating costs and expenses in the second quarter of 2009 decreased by $38.9 million to $86.8 million from $125.7 million in the second quarter of 2008.  This decrease was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $33.6 million to $77.0 million from $110.6 million in 2008.  The decrease in cost of sales was mainly due to 1) $16.7 million of lower fuel and power costs and the strikes at the San Martin and Taxco mines, 2) $5.1 million of lower metal purchases from third parties, 3) $1.5 million of lower workers’ participation due to lower earnings, and 4) $9.4 million of increased currency translation gain due to the appreciation of the Mexican Peso.

Six months:

Net sales in the first six months of 2009 decreased by $86.8 million, to $238.4 million from $325.2 million in the first six months of 2008.  This decrease in net sales was principally due to lower metal prices partially offset by higher copper, zinc and silver sales volume.  These volume increases were mainly due to higher ore grades and recoveries at the Santa Eulalia, Santa Barbara and Charcas mines.

Operating costs and expenses in the first six months of 2009 decreased by $30.8 million to $196.8 million from $227.6 million in the first six months of 2008.  This decrease was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $19.8 million to $176.4 million from $196.2 million in 2008.  The decrease in cost of sales was mainly due to 1) $29.7 million of lower fuel, power, labor and other production costs and 2) $5.4 million of lower workers’ participation, partially offset by $14.9 million of increased volume cost.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the condensed consolidated financial statements.

CASH FLOW

Three months:

The following table shows the cash flow for the three months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30
	2009	2008	Variance
Net cash provided from operating activities	$107.7	$408.8	$(301.1)
Net cash used for investing activities	$(120.0)	$(114.6)	$(5.4)
Net cash used for financing activities	$(42.9)	$(658.5)	$615.6

Net cash provided from operating activities:

The decrease of $301.1 million in the second quarter 2009 cash provided from operating activities from second quarter 2008 was due to the reduction of $373.5 million in net income attributable to SCC and a decrease of $19.6 million on adjustments to reconcile earnings to cash, partially offset by $92.0 million for a decrease in working capital needs.  The reduction in net income was primarily due to lower metal prices.

The second quarter 2009 and 2008 decrease from working capital includes (in millions):

	Three Months Ended June 30,
	2009	2008	Variance
Accounts receivable	$(92.2)	$45.0	$(137.2)
Inventories	(7.2)	(36.2)	29.0
Accounts payable and accrued liabilities	(100.7)	(222.6)	121.9
Other operating assets and liabilities	29.1	(49.2)	78.3
Total	$(171.0)	$(263.0)	$92.0

In the second quarter 2009, net income attributable to SCC was $175.0 million.  Significant items deducted from, or added to, to arrive to operating cash flow included, depreciation, amortization and depletion of $78.7 million and $34.5 million of deferred income tax provision, which increased operating cash flow, and $23.6 million of unrealized gain on derivative instruments, which decreased operating cash flow.

In addition, in the second quarter of 2009 an increase in working capital decreased operating cash flow by $171.0 million.  The increase in accounts receivable value was due to the increased metal prices for most of our products.  During the second quarter of 2009, the LME and COMEX copper price increased 26.2% and 22.8%, respectively, and molybdenum, zinc and silver increased 30.5%, 19.6% and 4.6%, respectively.  The decrease in accounts payable and accrued liabilities was mainly due to 1) a $39.5 million decrease in workers’ participation, principally due to the payment of the 2008 provision by our Mexican operations, 2) a $34.5 million decrease in accounts payable and 3) $19.2 million of lower income tax payable as a result of required tax payments in the second quarter 2009 and lower earnings.

In the second quarter 2008, net income attributable to SCC was $548.5 million, approximately 134.2% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $83.2 million and $23.3 million of deferred income tax, which positively increased operating cash flow.

In addition, in the second quarter of 2008 an increase in working capital decreased operating cash flow by $263.0 million.  The major component of this was the reduction of $222.6 million in accounts payable and accrued liabilities.  This reduction includes payments of workers’ participation of $290.0 million and income taxes of $548.3 million.

Net cash used for investing activities:

Net cash used for investing activities in the second quarter of 2009 included $140.5 million for capital expenditures.  The capital expenditures included $114.1 million of investments at our Peruvian operations, $59.7 million for the Tia Maria project, $20.8 million for the Toquepala expansion project, $2.5 million for the tailings disposal project, $4.1 million for the Cuajone expansion project, and $27.0 million for various other replacement expenditures.  In addition, we spent $26.4 million for replacement assets at our Mexican operations, $16.5 million of which was at our Mexican open pit operations, $9.8 million at our IMMSA unit and $0.1 million for an administrative office in Mexico City.  The second quarter 2009 cash from investing activities also includes proceeds of $18.7 million from the redemption of short-term investments.

Net cash used for investing activities in the second quarter of 2008 was $114.6 million and included $130.9 million for capital expenditures.  The capital expenditures included $63.1 million of investments at our Peruvian operations and $67.8 million for replacement assets at our Mexican operations.  The second quarter 2008 cash from investing activities also includes $11.2 million from the redemption of short-term investments.

Net cash used for financing activities:

Net cash used for financing activities in the second quarter of 2009 was $42.9 million, compared with $658.5 million in the second quarter of 2008.  The second quarter of 2009 includes a dividend distribution of $38.3 million, compared with a distribution of $500.6 million in the second quarter of 2008. In addition, the second quarter of 2008 had a debt repayment of $155.0 million compared with a debt repayment of $5.0 million in the second quarter of 2009.

Six months:

The following table shows the cash flow for the six months ended June 30, 2009 and 2008 (in millions):

	Six Months Ended June 30,
	2009	2008	Variance
Net cash (used for) provided from operating activities	$(86.6)	$910.0	$(996.6)
Net cash used for investing activities	$(170.7)	$(158.0)	$(12.7)
Net cash used for financing activities	$(213.9)	$(1,073.9)	$859.9

Net cash (used for) provided from operating activities:

The decrease of $996.6 million in the first six months of 2009 cash provided from operating activities, compared with the first six months of 2008, was due to the reduction of $859.8 million in net income attributable to SCC, a decrease of $4.8 million on adjustments to reconcile earnings to cash and $132.0 million of increased working capital needs.  The reduction in net income was primarily due to lower metal prices.

The first six months of 2009 and 2008 decrease from working capital includes (in millions):

	Six Months Ended June 30,
	2009	2008	Variance
Accounts receivable	$(199.5)	$(85.8)	$(113.8)
Inventories	(4.9)	(43.3)	38.4
Accounts payable and accrued liabilities	(351.2)	(200.7)	(150.4)
Other operating assets and liabilities	41.0	(52.7)	93.8
Total	$(514.6)	$(382.5)	$(132.0)

In the first six months of 2009, net income attributable to SCC was $253.7 million.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation, amortization and depletion of $156.9 million and a $53.4 million deferred income tax provision, which increased operating cash flow, and $48.7 million of unrealized gain on derivative instruments, which decreased operating cash cost.

In addition, an increase in working capital decreased operating cash flow by $514.6 million.  The increase in accounts receivable value was due to the higher metal prices for most of our products.  The LME copper price increased 50.0% during the period and molybdenum, silver and zinc increased 72.8%, 24.2% and 41.7%, respectively.  The decrease in accounts payable and accrued liabilities was mainly due to a $163.2 million decrease in workers’ participation, due to the payment of the 2008 provision and lower accrual in the period, and $134.3 million decrease in accounts payable.

In the first six months of 2008, net income attributable to SCC was $1,113.5 million, approximately 122.4% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation amortization and depletion of $164.4 million and $22.0 million of loss in currency translation, which positively increased operating cash flow, and $14.7 million of deferred income tax which lowered our cash flow.

In addition, an increase in working capital decreased operating cash flow by $382.5 million.  The increase in accounts receivable value was mainly due to higher metal prices.  The decrease in accounts payable and accrued liabilities was mainly due to workers’ participation and income tax payments.

Net cash used for investing activities:

Net cash used for investing activities in the first six months of 2009 included $203.5 million for capital expenditures.  The capital expenditures included $138.2 million of investments at our Peruvian operations, $69.6 million for the Tia Maria project, $15.4 million for the Toquepala expansion project, $3.4 million for the tailings disposal project, $4.8 million for the Cuajone expansion and $45.0 million for various other replacement expenditures.  In addition, we spent $65.3 million for replacement assets at our Mexican operations, $42.1 million of which was at our Mexican open pit operations, $14.6 million at our IMMSA unit and $8.6 million for an administrative office in Mexico City.  For the first six months of 2009 cash from investing activities also includes proceeds of $30.8 million from the redemption of short-term investments.

Net cash used for investing activities in the first six months of 2008 was $158.0 million and included $180.8 million for capital expenditures.  The capital expenditures included $81.4 million of investments at our Peruvian operations and $99.4 million for replacement assets at our Mexican operations, $78.0 million at our Mexican open pit operations, $19.3 million at our IMMSA unit and $2.1 million at our Mexican administrative office.

Net cash used for financing activities:

Net cash used for financing activities in the first six months of 2009 was $213.9 million, compared with $1,073.9 million in the first six months of 2008.  The first six months of 2009 include a dividend distribution of $137.8 million, compared with a distribution of $912.9 million in the first six months of 2008.  Also, the first six months of 2009 include the purchase of 4.9 million shares of our common stock at a cost of $71.6 million.  In addition, the first six months of 2008 had a debt repayment of $155.0 million, compared with a debt repayment of $5.0 million in the first six months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

On June 2, 2009, we paid a quarterly dividend of 4.5 cents per share, totaling $38.3 million.  On July 15, 2009, our Board of Directors authorized a dividend of 10 cents per share to be paid on September 2, 2009 to SCC shareholders of record at the close of business on August 6, 2009.

In the first quarter of 2009, pursuant to our $500 million share repurchase program we purchased 4.9 million shares of our common stock at a cost of $71.6 million.  These shares will be available for general corporate purposes.  Also, during the same period, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million of our common shares.  With these acquisitions Grupo Mexico directly or indirectly owns 80% of our outstanding shares.  Please see Note E, Income taxes, of our condensed consolidated financial statements regarding disclosure about the US federal income tax implications of this increase in ownership.

We expect that we will meet our cash requirements for 2009 and beyond from cash on hand, internally generated funds and from additional external financing if required.

Our ratio of debt to total capitalization was 27.2% at June 30, 2009, compared with 27.5% at December 31, 2008.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended June 30,
	2009		2008
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$419.4	154.2	$550.4	207.8
Add:
Selling, general and administrative expenses	18.1	6.7	26.7	10.1
Treatment and refining charges	9.0	3.3	8.8	3.3
By-products revenue (1)	(270.3)	(99.4)	(474.4)	(179.1)
Less:
Workers’ participation	(16.5)	(6.1)	(74.2)	(28.0)
Royalty charge and other	(34.1)	(12.5)	(52.5)	(19.8)
Inventory change	12.8	4.7	29.7	11.2
Operating cash cost	$138.4	50.9	$14.5	5.5

Add by-product revenue	270.3	99.4	474.4	179.1

Operating cash cost, without by-product revenue	$408.7	150.3	$488.9	184.6

Total pounds of copper produced and purchased (in millions)	271.9		264.9

	Six Months Ended June 30,
	2009		2008
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$794.9	145.5	$1,071.0	192.5
Add:
Selling, general and administrative expenses	36.9	6.8	51.4	9.2
Treatment and refining charges	14.9	2.7	14.5	2.6
By-products revenue (1)	(478.3)	(87.5)	(949.2)	(170.6)
Less:
Workers’ participation	(26.7)	(4.9)	(143.4)	(25.8)
Royalty charge and other	(44.6)	(8.2)	(106.9)	(19.2)
Inventory change	18.1	3.3	40.4	7.3
Operating cash cost	$315.2	57.7	$(22.2)	(4.0)

Add by-product revenue	478.3	87.5	949.2	170.6

Operating cash cost, without by-product revenue	$793.5	145.2	$927.0	166.6

Total pounds of copper produced and purchased (in millions)	546.5		556.3

(1)                          Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see Note N to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at June 30, 2009, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.5 million annually.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian Nuevos Soles and Mexican Pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the Nuevo Sol or the Peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in Nuevos Soles or Pesos can be affected by devaluation of the Nuevo Sol or the Peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Peru:
Peruvian inflation rate	(0.4)%	1.3%	0.0%	3.5%
Nuevo Sol/dollar devaluation/(appreciation) rate	(4.8)%	8.1%	(4.2)%	(1.0)%

Mexico:
Mexican inflation rate	0.2%	0.5%	1.3%	2.0%
Peso / dollar devaluation/(appreciation) rate	(7.9)%	(3.9)%	(2.5)%	(5.4)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2009 we estimate our net monetary position in Peruvian Nuevo Sol and Mexican Peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate dollar vs. Nuevo Sol	23.8
Devaluation of 10% in exchange rate dollar vs. Nuevo Sol	(31.3)
Appreciation of 10% in exchange rate dollar vs. Mexican Peso	21.9
Devaluation of 10% in exchange rate dollar vs. Mexican Peso	(17.9)

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2009 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net income attributable to SCC (in millions)	$6.1	$23.0	$1.3	$8.5

Provisionally priced sales:

At June 30, 2009, we have recorded provisionally priced sales of 25.4 million pounds of copper, at an average forward price of $2.25 per pound.  Also we have recorded provisionally priced sales of 13.9 million pounds of molybdenum at the June 30, 2009 market price of $10.60 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note F to our condensed consolidated financial statements.

Derivative instruments:

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  We generally do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing us to market risk.

Copper derivatives:

From time to time we have entered into derivative contracts to protect a fixed copper, or zinc price for a portion of our metal sales.

In the first six months of 2008, we entered into copper collar and swap contracts to protect a portion of our 2008 sales of copper production.  As a result, we recorded a gain of $10.6 million in the second quarter and first six months of 2008.  Related to the fair value of these copper derivative contracts we recorded a loss of $2.0 million at the end of June 2008.  These gains and losses were recorded in net sales in the condensed consolidated statement of earnings.

We did not hold any copper or zinc derivative contracts in the first six months of 2009.

Exchange rate derivatives, U.S. dollar/Mexican Peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican Pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican Peso to the US dollar.

At June 30, 2009 we held one exchange rate derivative contract with the following conditions: If the exchange rate is less than or equal to the strike price, we sell US dollars in an amount equal to the underlying amount for the expiration period at the strike price.  The difference between the strike price and the market exchange rate is considered a gain to us.  The total accumulated gain over the life of the contract cannot exceed 500 cents per dollar transacted.  If the exchange rate is above the strike price, we sell dollars in an amount equal to two times the underlying amount for the expiration period at the strike price and the loss does not reduce the accumulated gain.

Notional Amount (1) (millions)	Underlying amount (millions)	Expiration Period	Due Date	Strike Price (Mexican Pesos/ U.S. Dollars)
$20.0	$2.5	Weekly	July 3, 2009 through August 21, 2009	10.53

(1) The notional amount includes a group of weekly transactions that have the same strike price.

At June 30, 2009, the fair value of this exchange rate derivative contract is a loss of $8.1 million.  This loss was recorded in 2008 earnings.  In 2009, the fair value of the exchange derivative contracts improved and gains were recorded in the 2009 earnings, as noted below.

Related to the exchange rate derivative contracts we recorded gains of $6.8 million and $4.2 million in the second quarter and first six months of 2009, compared with a loss of $1.5 million and a gain of $0.9 million, respectively, in the second quarter and first six months of 2008.  These gains and losses were recorded as gain (loss) on derivative instruments in the condensed consolidated statement of earnings and in other accounts receivable / payable in the condensed consolidated balance sheet.

Short-term Investment:

The balance of short-term investments was as follows (in millions):

	As of June 30,	As of December 31,
Investment	2009	2008
Short-term investment in securities issued by public companies with a weighted average interest rate of 0.71% at June 30, 2009 and 1.85% at December 31, 2008.	$33.9	$62.4

Short-term investments in securities consist of available for sale securities issued by public companies.  Each security is independent of the others.

Related to these investments in the second quarter and first six months of 2009, we earned interest of $0.2 million and $0.6 million, respectively, compared with $1.0 million and $2.6 million in the same periods of 2008, which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the second quarter and first six months of 2009, we redeemed $18.7 million and $30.8 million, respectively, of these investments, compared with $11.2 million and $18.5 million in the same periods of 2008.

In the second quarter and first six months of 2009 the Company recorded gains of $1.6 million and $2.3 million, respectively, compared with losses of $0.2 million and $1.9 million in the second quarter and first six months of 2008, respectively.  These gains/losses were recorded as other income (expense) in the condensed consolidated statement of earnings.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2009, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated interim balance sheet of Southern Copper Corporation and its subsidiaries as of June 30, 2009, and the related condensed consolidated interim statements of earnings and cash flows for the three- and six-month periods then ended.  These interim financial statements are the responsibility of the Company’s management.

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

The accompanying condensed consolidated financial information as of December 31, 2008, and for the three- and six-month periods ended June 30, 2008, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

August 3, 2009

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note L to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

The following risk factors contain information that supplement those contained in our Annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009.

General Risks Relating to Our Business

We may be adversely affected by labor disputes.

Related to the Cananea strike, on January 7, 2009 the judge of the fifth district on labor matters annulled a decision favorable to the Company.  The Company filed a request for a review of this ruling before an appellate federal court, which declared the strike legal on March 19, 2009.  On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation; since it was unable to operate due to severe damages caused by third parties.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals and it is expected that it will be resolved during the month of August.

The Company, the state of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company continues to provide periodic maintenance to the assets and expect to begin operations at this mine in the near future.  The Company has determined through its impairment analysis that no impairment exists as of June 30, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.

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

On April 15, 2009, the United States District Court for the Southern District of Texas entered a judgment awarding Asarco certain shares of SCC, which represents approximately 30.6% of SCC’s current outstanding common shares, and an amount equal to the dividends paid on those shares of common stock of SCC since the date of their acquisition by AMC, plus interest.

Grupo México announced that AMC is appealing that judgment and enforcement of the judgment has been stayed pending the appeal.

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

In March 2009, Grupo Mexico, through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, SCC will be included in AMC’s consolidated US federal income tax return commencing from March 2009.  AMC is a holding company and most of the business assets and operations of AMC belong to Asarco and its subsidiaries.  The Company has initiated discussions with AMC to put in place a tax sharing agreement, in order to allocate taxes within the consolidated group and such other procedures necessary for an equitable management of US federal income tax matters.

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

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

15.	Independent Accountants’ Awareness Letter (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report)

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report)

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2009 and 2008; (ii) the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008; iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2009 and 2008; and iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 3, 2009

/s/ Genaro Guerrero
Genaro Guerrero
Vice President, Finance and Chief Financial Officer

August 3, 2009

SOUTHERN COPPER CORPORATION

List of Exhibits

Exhibit No.	Description of Exhibit

15.	Independent Accountants’ Awareness Letter (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report)

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report)

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2009 and 2008; (ii) the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008; iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2009 and 2008; and iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.