Form 10-Q
period 2009-09-30
SOUTHERN COPPER CORP/
filed 2009-10-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2009

or

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

As of October 31, 2009 there were outstanding 850,000,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2009 and 2008	3

	Condensed Consolidated Balance Sheet September 30, 2009 and December 31, 2008	4

	Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-49

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	50-52

Item 4.	Controls and Procedures	53

Report of Independent Registered Public Accounting Firm		54

Part II. Other Information:

Item 1.	Legal Proceedings	55

Item 1A.	Risk factors	55-57

Item 2.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58

Item 6.	Exhibits	59

	Signatures	60

	List of Exhibits	61

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements for the quarter ended September 30, 2009 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

		Submitted electronically with this report

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net sales	$1,151,769	$1,440,077	$2,598,276	$4,401,079

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	529,893	645,798	1,324,824	1,716,845
Selling, general and administrative	23,804	25,937	60,697	77,318
Depreciation, amortization and depletion	82,266	83,944	239,202	248,339
Exploration	7,075	8,452	17,498	25,504
Total operating costs and expenses	643,038	764,131	1,642,221	2,068,006

Operating income	508,731	675,946	956,055	2,333,073

Interest expense	(25,126)	(25,610)	(74,402)	(80,275)
Capitalized interest	(3,287)	2,305	2,156	4,834
Gain(loss) on derivative instruments	(37)	(13,621)	4,144	(12,700)
Other income (expense)	760	21,274	2,628	19,689
Interest income	845	9,764	6,018	39,360
Income before income taxes	481,886	670,058	896,599	2,303,981

Income taxes	167,661	249,700	327,099	764,614

Net income	314,225	420,358	569,500	1,539,367

Less: Net income attributable to the non-controlling interest	1,774	2,556	3,389	8,115

Net income attributable to SCC	$312,451	$417,802	$566,111	$1,531,252

Per common share amounts:
Net income attributable to SCC - basic and diluted	$0.37	$0.47	$0.67	$1.73
Dividends paid to SCC common shareholders	$0.10	$0.57	$0.26	$1.61
Weighted average common shares outstanding - basic and diluted	850,009	882,696	850,929	883,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$413,280	$716,740
Short-term investments	25,956	62,376
Accounts receivable trade, less allowance for doubtful accounts (2009 - $4,611; 2008 - $4,811)	449,373	104,149
Accounts receivable other (including affiliates 2009 - $2,978; 2008 - $1,925)	17,315	29,439
Inventories	417,657	451,597
Deferred income tax	14,650	64,711
Other current assets	64,791	124,681
Total current assets	1,403,022	1,553,693

Property, net	3,942,922	3,810,508
Leachable material, net	119,520	156,294
Intangible assets, net	114,335	115,059
Deferred income tax	45,060	83,106
Other assets	51,661	45,664
Total assets	$5,676,520	$5,764,324

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	231,407	413,351
Accrued income taxes	17,904	34,378
Due to affiliated companies	5,079	8,965
Accrued workers’ participation	93,427	205,466
Interest	18,983	40,968
Other accrued liabilities	35,307	24,335
Total current liabilities	412,107	737,463

Long-term debt	1,275,182	1,279,972
Deferred income taxes	120,766	169,342
Non-current taxes payable	73,171	70,266
Other liabilities and reserves	89,161	93,875
Asset retirement obligation	34,489	18,007
Total non-current liabilities	1,592,769	1,631,462

Commitments and Contingencies (Note L)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,007,844	993,826
Retained earnings	3,258,501	2,916,517
Accumulated other comprehensive loss	(23,142)	(23,477)
Treasury stock	(597,233)	(514,453)
Total SCC stockholders’ equity	3,654,816	3,381,259
Non-controlling interest	16,828	14,140
Total equity	3,671,644	3,395,399

Total liabilities and equity	$5,676,520	$5,764,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
OPERATING ACTIVITIES

Net income attributable to SCC	$312,451	$417,802	$566,111	$1,531,252
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	82,266	83,944	239,202	248,339
Capitalized leachable material	—	—	—	(2,246)
(Gain) loss on currency translation effect	(3,786)	(15,533)	9,599	6,498
Provision (benefit) for deferred income taxes	(13,274)	4,440	40,116	(10,290)
Gain on sale of property	—	(26,330)	—	(28,573)
(Gain) loss on sale of short-term investment	(881)	2,661	(3,200)	4,596
Unrealized (gain) loss on derivative instruments	(8,319)	(20,543)	(57,037)	(18,444)
Non-controlling interest	1,774	2,556	3,389	8,115

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(103,312)	109,372	(302,840)	23,617
Inventories	38,872	(943)	33,940	(44,238)
Accounts payable and accrued liabilities	(9,281)	28,057	(360,446)	(172,697)
Other operating assets and liabilities	84,113	114,857	127,895	66,563
Net cash provided from operating activities	380,623	700,340	296,729	1,612,492

INVESTING ACTIVITIES
Capital expenditures	(110,559)	(137,627)	(316,740)	(320,573)
Net proceeds from sale of short-term investments	8,815	11,816	39,620	30,295
Sale of property	858	55,447	2,798	59,727
Other	—	1,101	—	1,101
Net cash used for investing activities	(100,886)	(69,263)	(274,322)	(229,450)

FINANCING ACTIVITIES
Debt repaid	—	—	(5,000)	(155,025)
Dividends paid to common stockholders	(86,322)	(503,543)	(224,128)	(1,416,437)
Distributions to non-controlling interest	(381)	(2,387)	(570)	(9,123)
Repurchase of common shares	(337)	(68,471)	(71,903)	(68,471)
Other	351	61	990	855
Net cash used for financing activities	(86,689)	(574,340)	(300,611)	(1,648,201)

Effect of exchange rate changes on cash and cash equivalents	(15,308)	(31,348)	(25,256)	31,535
Increase (decrease) in cash and cash equivalents	177,740	25,389	(303,460)	(233,624)
Cash and cash equivalents, at beginning of period	235,540	1,150,259	716,740	1,409,272
Cash and cash equivalents, at end of period	$413,280	$1,175,648	$413,280	$1,175,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008.  The condensed consolidated financial statements for the three and nine months ended September 30, 2009 have been subject to a review by Galaz, Yamazaki, Ruiz Urquiza S.C., a member firm of Deloitte Touche Tohmatsu, the Company’s independent registered public accounting firm, whose report dated October 30, 2009, is presented on page 54.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2008 and notes included in the Company’s 2008 annual report on Form 10-K.

B.             Adoption of New Accounting Standards:

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-01 (“ASU No. 2009-01”) to amend topic Accounting Standard Codification 105 (“ASC-105”) “Generally Accepted Accounting Principles” an amendment based on Statement of Financial Accounting Standard No. 168 “the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This amendment establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for interim and annual periods ending on or after September 15, 2009.  Therefore, the Company is applying the Codification to its third-quarter interim financial statements.

Starting with this ASU, the FASB only will issue ASUs which will not be considered as authoritative in their own right and will serve only to update the Codification.

Prior authoritative literature:

As of June 30, 2009 the Company adopted the following pronouncements of the FASB which are now part of the Codification:

In May 2009, the FASB issued topic ASC 855 “Subsequent Events” (prior authoritative literature FAS 165 “Subsequent Events”) to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this topic sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

This topic introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This topic is effective for interim or annual reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009. Please see disclosures required in Note Q, Subsequent events.

In April 2009, the FASB issued ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments” (formerly FASB issued Staff Position (“FSP”) FAS 107-1) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This ASC also amends ASC 270 “Interim Financial Reporting” (formerly APB Opinion No. 28), to require those disclosures in summarized financial information at interim reporting periods.  This ASC applies to all financial instruments within the scope of ASC 825-10-15 and requires disclosing in the body or in the accompanying notes, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Fair value information disclosed shall be presented together with the related carrying amount in a form that makes clear whether the fair value and carrying amount represents assets or liabilities and how the carrying amount is reported in the statement of financial position.  Also the entity shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe their changes, if any, in the period.  This ASC is effective for interim reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009.  Please see disclosures required in Note P, Financial instruments.

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

On January 1, 2009 the Company adopted the following pronouncements of the FASB which are now part of the Codification:

On March 19, 2008 the FASB issued ASC 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities” (formerly FAS No. 161).  This ASC improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The adoption of this statement has not had a material effect on the Company’s financial position and results of operations. See disclosures required in Note G, Derivative instruments.

In December 2007, the FASB published ASC 805 “Business Combinations” (former SFAS No. 141-R).  This statement improves the reporting of information about a business combination and its effects.  This statement establishes principles and requirements for how the acquirer will recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition.  Also, the statement determines the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase, and finally, determines the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company has adopted this pronouncement on January 1, 2009 and will apply its requirements to future business combinations.

C.             Short-term Investments:

Short-term investments were as follows (in millions):

	At
Investments	September 30,2009	December 31, 2008
Short-term investments in securities issued by public companies with a weighted average interest rate of 0.66% at September 30, 2009 and 1.85% at December 31, 2008	$26.0	$62.4

Short-term investments in securities consist of available for sale securities issued by public companies.  Each security is independent of the others.

Related to these investments for the three and nine months ended September 30, 2009 the Company earned interest of $0.1 million and $0.7 million, respectively, compared with $0.8 million and $3.4 million in the same periods of 2008, which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, for the three and nine months ended September 30, 2009, the Company redeemed $8.8 million and $39.6 million, respectively, of these investments, compared with $11.8 million and $30.3 million in the same periods of 2008.

For the three and nine months ended September 30, 2009 the Company recorded gains of $0.9 million and $3.2 million, respectively, compared with losses of $2.7 million and $4.6 million in the same periods of 2008.  These gains/losses were recorded as other income (expense) in the condensed consolidated statement of earnings.

D.            Inventories were as follows:

(in millions)	September 30, 2009	December 31, 2008
Metals at lower of average cost or market:
Finished goods	$40.3	$46.7
Work-in-process	128.9	135.8
Supplies at average cost	248.4	269.1
Total inventories	$417.6	$451.6

E.              Income taxes:

The income tax provision for the nine months ended September 30, 2009 and 2008 were $327.1 million and $764.6 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 36.5% for the nine months of 2009 as compared to 33.2% during the same period in 2008.  The increase in the effective tax rate for the nine months ended September 30, 2009 is largely due to the incremental U.S. tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28.0%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, Americas Mining Corporation (“AMC”), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009 SCC will no longer file a separate U.S. federal income tax return and its operating results will be included in the AMC consolidated U.S. federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of ASARCO LLC (“Asarco”) and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes, as if it were a separate filer.

Accounting for Uncertainty in Income Taxes

There was no material changes in the unrecognized tax benefits in the nine months ended September 30, 2009.  In the United States, all tax years through 2004 are closed and generally are not subject to change.  The tax years 2005, 2006 and 2007 are currently under IRS field examination, which commenced in November 2008.  Management does not expect that any of the open years will result in a cash payment within the preceding twelve months of September 30, 2010.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the nine month period ended September 30, 2009.

F.              Provisionally Priced Sales:

At September 30, 2009, the Company has recorded provisionally priced sales of 22.6 million pounds of copper, at an average forward price of $2.80 per pound.  Also the Company has recorded provisionally priced sales of 11.6 million pounds of molybdenum at the September 30, 2009 market price of $13.55 per pound.

These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2009:

Copper (million lbs.)	Priced at	Month of Settlement
22.6	2.80	October 2009

Molybdenum (million lbs.)	Priced at	Month of Settlement
3.1	13.55	October 2009
2.9	13.55	November 2009
3.3	13.55	December 2009
2.3	13.55	January 2010
11.6	13.55

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

Copper derivatives:

From time to time the Company has entered into derivative contracts to protect a fixed copper or zinc price for a portion of its metal sales.

The Company did not hold any copper or zinc derivative contracts in the nine months ended September 30, 2009.

In the nine months ended September 30, 2008, the Company entered into copper collar and swap contracts to protect a portion of its 2008 sales of copper production.  As a result, the Company recorded a gain of $18.5 million and $29.2 million in the third quarter and nine months of 2008, respectively.  Related to the fair value of these copper derivative contracts the Company recorded an unrealized gain of $33.7 million at the end of September 2008.  These gains and losses were recorded in net sales in the condensed consolidated statement of earnings.

Gas swaps:

In 2009 and 2008 the Company entered into gas swap contracts to protect part of its gas consumptions as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Gas volume (MMBTUs)	122,000	305,000	122,000	305,000
Fixed price (per MMBTU)	$3.6350	$8.2175	$3.6350	$8.2175
Gain (loss) (in millions)	$0.1	$(0.7)	$0.1	$(0.7)

The gains (losses) obtained were charged to production cost. As of September 30, 2009 the Company held a gas swap contract to protect 184,000 MMBTUs of its gas consumption with a fixed price of $3.6350 per MMBTU for the fourth quarter of 2009.  Related to the settlement of this gas swap contract the Company recorded an unrealized gain of $0.2 million in the third quarter of 2009 which was included in the $0.1 million gain reported in the table above.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in U.S. dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts the Company recorded a loss of less than $0.1 million and a gain of $4.1 million for the three and nine months ended September 30, 2009, compared with losses of $13.6 million and $12.7 million, respectively, in the same periods of 2008.  These gains and losses were recorded as gain (loss) on derivative instruments in the condensed consolidated statements of earnings.

At September 30, 2009 the Company did not hold any exchange rate derivative contracts.

H.            Asset Retirement Obligation:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company has prepared and submitted the closure plans to the Peruvian Ministry of Energy and Mines (“MEM”).  These plans have been reviewed by the responsible governmental agency and have been open to public discussion in the areas of the Company’s operations.  The closure plan for the Cuajone facility was approved by MEM in the third quarter of 2009 and the closure plan for Ilo facility was approved in October 2009, it is anticipated that the closure plan for the Toquepala facility will be approved in the fourth quarter.  As part of the closure plan, commencing in January 2010 the Company will be required to make annual installments over a 34 year period of guarantees sufficient to provide the funds for the asset retirement obligation.  In the near term future the Company plans to use the value of its Lima office complex as support for this obligation.  The Company has adjusted its original retirement obligation for the Cuajone facility to record the liability established in the new agreement and will adjust its retirement obligation for Toquepala in the fourth quarter of 2009 (no adjustment is necessary for Ilo).  The Company does not believe that such adjustment will have a material effect on its financial results.

The closure cost recognized for this liability includes the agreed upon cost for Cuajone and the estimated cost for the Toquepala and Ilo operations, the tailings disposal, and dismantling the Toquepala and Cuajone concentrators, and the shops and auxiliary facilities.

As of September 30, 2009, the Company has made an estimated provision of $34.5 million for this liability in its financial statements, but expects to adjust this estimate in the fourth quarter of 2009 when closure plans for Toquepala and Ilo are finalized.

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2009 and 2008 (in millions):

	2009	2008
Balance as of January 1	$18.0	$13.1
Changes in estimates	15.9	0.7
Additions	—	—
Accretion expense	0.6	0.7
Balance as of September 30,	$34.5	$14.5

I.                 Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	September 30,2009	December 31,2008
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$0.8
Ferrocarril Mexicano S.A. de C.V.	0.8	0.3
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	1.4	0.8
	$3.0	$1.9
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$5.1	$9.0
	$5.1	$9.0

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are principally related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The total amount paid by the Company for such services in the nine months of 2009 and 2008 was $10.3 million and $9.6 million, respectively.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees of $8.4 million and $7.9 million in the nine months of 2009 and 2008, respectively, for freight services provided by Ferrocarril Mexicano S.A de C.V and $12.1 million and $16.0 million in the nine months of 2009 and 2008, respectively, for construction services provided by Mexico Constructora Industrial; both companies are subsidiaries of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees of $0.2 million and $1.7 million in the nine months of 2009 and 2008, respectively, for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.  Additionally, in 2007, our Mexican subsidiaries have provided guaranties for loans totaling $10.8 million obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family. These loans mature in 2010 ($2.3 million) and 2013 ($8.4 million).  MexTransport provides aviation services to our Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees of $1.6 million and $2.2 million in the nine months of 2009 and 2008, respectively, to MexTransport for aviation services.

The Company purchased $4.0 million and $3.4 million in the nine months of 2009 and 2008, respectively, of industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest.  The Company paid fees of $0.2 million and $0.6 million in the nine months of 2009 and 2008, respectively, for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest. Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.6 million and $0.7 million in the nine months of 2009 and 2008, respectively, of industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased $0.1 million and $0.5 million in the nine months of 2009 and 2008, respectively, of industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased $0.8 million and $1.7 million in the nine months of 2009 and 2008, respectively, of industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest.

It is anticipated that in the future the Company will enter into similar transactions with the same parties.

J.                Benefit Plans:

SCC Defined Benefit Pension Plans-

The components of the net periodic benefit costs for the nine months ended September 30 are as follows (in millions):

	2009	2008
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.4)	(0.4)
Amortization of net loss (gain)	0.1	0.1
Net periodic benefit costs	$0.2	$0.2

SCC Post-retirement Health Care Plan-

The components of the net periodic benefit costs for the post-retirement health care plan for the nine months ended September 30, 2009 and 2008 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans-

The components of the net periodic benefit costs for the nine months ended September 30, 2009 and 2008 are as follows (in millions):

	2009	2008

Interest cost	$1.2	$1.5
Service cost	1.4	1.9
Expected return on plan assets	(1.8)	(2.3)
Amortization of transition assets, net	(0.4)	(*	)
Amortization of net actuarial loss	(* )	(*	)
Amortization of prior services cost	0.1	(*	)
Net periodic benefit cost	$0.5	$1.1

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan-

The components of the net periodic cost for the nine months ended September 30, 2009 and 2008 are as follows (in millions):

	2009	2008

Interest cost	$2.9	$2.3
Service cost	0.4	0.5
Amortization of net loss (gain)	0.4	*
Amortization of transition obligation	0.9	*
Net periodic benefit cost	$4.6	$2.8

(*) amount is lower than $0.1 million

K.            Comprehensive Income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$314.2	$420.4	$569.5	$1,539.4
Other comprehensive income (loss) net of tax:
Additional decrease in liability for employee benefit obligation	0.3	—	0.3	—
Comprehensive income	314.5	420.4	569.8	1,539.4
Comprehensive income attributable to the non-controlling interest	1.8	2.6	3.4	8.1
Comprehensive income attributable to SCC	$312.7	$417.8	$566.4	$1,531.3

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

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In accordance with the requirements of this law the Company has submitted the required closure plans to MEM and were open to public discussion.  The closure plan for the Cuajone facility was approved by MEM in the third quarter of 2009, and the closure plan for the Ilo facility was approved in October 2009. It is anticipated that the closure plan for the Toquepala facility, will be approved in the fourth quarter.  As part of the closure plan, commencing in January 2010 the Company will be required to make annual installments over a 34 year period of guarantees sufficient to provide the funds for the asset retirement obligation.  See Note H, Asset retirement obligation, for further discussion of this matter.

For the Company’s Peruvian operations, environmental capital expenditures were $1.3 million and $5.1 million in the nine months ended September 30, 2009 and 2008, respectively.

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

For the Company’s Mexican operations, environmental capital expenditures were $18.5 million and $6.7 million in the nine months ended September 30, 2009 and 2008, respectively.

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

On June 9, 2009 SCC’s Peruvian Branch filed an extraordinary appeal before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and other protective measures.  The civil court has now rendered a favorable decision suspending the enforcement of the Supreme Court decision, among other reasons, because, as was indicated above, the Supreme Court decision had clearly stated that SCC’s Peruvian Branch may prove, by all legal means, its assertion that the labor shares and dividends were distributed to the former employees in accordance with the profit sharing law then in effect.  In view of this and the recent civil court decision, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)              On May 10, 2006, the Branch was served with a second complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC’s Peruvian Branch), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law No. 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Branch answered this new complaint, denying the validity of the claim.  As of September 30, 2009 the case remains open with no new developments.

3)              On June 27, 2008, the Branch was served with a new complaint filed in Peru, this time by 82 former employees, (Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch), seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the two previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of September 30, 2009 the case remains open with no new developments.

4)              Additionally, in January 2009, the Branch was served with a new complaint filed in Peru, this time by 12 former employees (Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs. SCC’s Peruvian Branch) seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the three previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of September 30, 2009 the case remains open with no new developments.

The Company asserts that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.

Exploraciones de Concesiones Metalicas S.A.C.:

In August 2009 a new lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”).  The plaintiffs allege that the acquisition of their shares in Excomet by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project

The Company asserts that the lawsuit is without merit and is vigorously defending against this lawsuit.

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

On September 25, 2009, Southern Copper Corporation (“SCC”) announced that its subsidiary, Industrial Minera Mexico S. A. (“IMMSA”), Desarrolladora Intersaba, S.A. de C.V. (“INTERSABA”) and the Municipality of San Luis Potosí had reached an agreement by means of which IMMSA agrees to change the technology in order to stop using anhydrous ammonia gas in the production process at its San Luis zinc plant.  The San Luis municipality also confirmed that local regulations permit IMMSA to use the land of the zinc plant for industrial purposes.

As part of the agreement, INTERSABA and the Municipality of San Luis Potosi agreed to donate an area that was considered by IMMSA as a buffer zone, in order for IMMSA to construct a park for the recreation of the San Luis population.  Also IMMSA and INTERSABA agreed to settle all litigation between them relating to land permits and buffer zone.

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

On September 17, 2009, the San Luis municipality also confirmed that local regulations permit IMMSA to use the land for industrial purposes.

The Ejidal Commissariat of the “Ejido Pilares de Nacozari”, initiated a protective action (Amparo) against the second expropriation decree (by means of which 2.322 hectares were expropriated for public use), ignoring the judicial settlement reached with the Company on this matter.  The judicial settlement had been ratified in January 2006.  This case was solved by a federal judge, in first instance dismissing the Ejido case.  The Company will defend the settlement reached with the Ejido and seek the definitive dismissal of the case.

Pasta de Conchos Accident:

Mrs. Martinez, the wife of a miner, who died in the Pasta de Conchos accident, initiated a protective action against the negative ruling issued by the Ministry of Economy denying her request to launch a procedure to cancel IMMSA’s coal concessions, which she argued the accident should trigger.

The First District Administrative judge flatly dismissed the case, but this ruling was later reviewed by an appeals court.  In August 2009 the court definitely dismissed Mrs. Martinez’ case on the grounds of lack of standing.

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

Mexican operations –

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

In the last eight years the Cananea mine has experienced more than nine labor stoppages totaling more than 816 days of inactivity through September 30, 2009.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea.  In the second quarter 2008 the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  There were no termination payments made in the nine months ended September 30, 2009.  In accordance with SFAS No. 112, the Company has estimated a liability of $35.1 million, which was recorded on the condensed consolidated balance sheet

On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals.  Most of the individual challenges by unionized workers have been resolved by a federal judge, who dismissed their complaints.  The case presented by the Union is expected to be resolved in the fourth quarter of 2009.

The Company, the state of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company has determined through its impairment analysis that no impairment exists as of September 30, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various litigations involving Asarco.  In August 2002 the U.S. Department of Justice brought a claim alleging fraudulent conveyance in connection with AMC’s then-proposed purchase of SCC from a subsidiary of Asarco.  That action was settled pursuant to a Consent Decree dated February 2, 2003.  In March 2003, AMC purchased its interest in SCC from Asarco.  In October 2004, AMC, Grupo Mexico, Mexicana de Cobre and other parties, not including SCC, were named in a lawsuit filed in New York State court in connection with alleged asbestos liabilities, which lawsuit claims, among other matters, that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  The lawsuit filed in New York State court was stayed as a result of the August 2005 Chapter 11 bankruptcy filing by Asarco, as described below. However, on November 16, 2007, this lawsuit after being removed to federal court was transferred to the United States District Court for the Southern District of Texas in Brownsville, Texas, for resolution in conjunction with a new lawsuit filed by Asarco’s creditors, as described below. On February 2, 2007 a complaint was filed by Asarco on behalf of Asarco’s creditors, alleging many of the matters previously claimed in the New York State lawsuit, including that AMC’s purchase of SCC from Asarco should be voided as a fraudulent conveyance.  In June 2008 the lawsuit was concluded in Brownsville, Texas.  The constructive fraudulent conveyance claim was dismissed; however the actual fraud and the aiding and abetting the breach of fiduciary duties counts were favorable to plaintiffs.  On April 15, 2009, the United States District Court for the Southern District of Texas entered a judgment awarding Asarco certain shares of SCC, which represents approximately 30.6% of SCC’s current outstanding common shares, and an amount equal to the dividends paid on those shares of common stock of SCC since the date of their acquisition by AMC, plus interest. Grupo Mexico announced that AMC is appealing that judgment and that the enforcement of the judgment has been stayed pending the appeal.

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

Other commitments:

Regional development contribution:

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  In 2009, 2008 and 2007, the Company made non-deductible contributions of $12.7 million, $18.9 million and $16.1 million out of 2008, 2007 and 2006 earnings, respectively.  These contributions were deposited with a separate entity, Copper Assistance Civil Association (Asociación Civil Ayuda del Cobre) which will make disbursements for approved investments in accordance with the agreement.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.  In the nine months ended September 30, 2009 the Company made a provision of $5.0 million based on Peruvian Branch earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  The Company made provisions of $28.6 million and $50.6 million in the nine months ended September 30, 2009 and 2008, respectively, for this royalty.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

Power purchase agreement –

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

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note E, Income taxes).

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated
Net sales outside of segments	$315.7	$111.9	$710.8	$13.4	$1,151.8
Intersegment sales	12.6	38.3	—	(50.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	145.5	105.1	322.0	(42.7)	529.9
Selling, general and administrative	7.2	3.1	12.6	0.9	23.8
Depreciation, amortization and depletion	43.3	5.9	32.7	0.4	82.3
Exploration	0.9	2.9	3.3	—	7.1
Operating income	$131.4	$33.2	$340.2	$3.9	508.7
Less:
Interest, net					(27.5)
Gain on derivative instruments					—
Other income (expense)					0.8
Income taxes					(167.7)
Non-controlling interest					(1.8)
Net income attributable to SCC					$312.5

Capital expenditure	$13.7	$3.3	$82.7	$10.9	$110.6
Property, net	$1,630.0	$268.7	$1,988.9	$55.3	$3,942.9
Total assets	$2,598.9	$568.5	$2,343.1	$166.0	$5,676.5

	Three Months Ended September 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated
Net sales outside of segments	$465.3	$109.8	$814.9	$50.1	$1,440.1
Intersegment sales	36.4	16.9		(53.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	207.8	116.7	324.2	(2.9)	645.8
Selling, general and administrative	9.6	5.4	9.4	1.6	26.0
Depreciation, amortization and depletion	47.3	8.4	28.5	(0.2)	84.0
Exploration	1.2	3.1	4.1	—	8.4
Operating income	$235.8	$(6.9)	$448.7	$(1.7)	675.9
Less:
Interest, net					(13.5)
Loss on derivative instruments					(13.6)
Other income (expense)					21.3
Income taxes					(249.7)
Non-controlling interest					(2.6)
Net income attributable to SCC					$417.8

Capital expenditure	$29.9	$11.6	$86.5	$9.6	$137.6
Property, net	$1,625.3	$263.2	$1,737.3	$41.7	$3,667.5
Total assets	$2,789.9	$683.3	$2,157.3	$716.2	$6,346.7

	Nine Months Ended September 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated
Net sales outside of segments	$737.0	$289.6	$1,532.9	$38.8	$2,598.3
Intersegment sales	26.8	99.0	—	(125.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	397.7	281.5	738.4	(92.7)	1,324.9
Selling, general and administrative	21.3	9.3	27.0	3.1	60.7
Depreciation, amortization and depletion	126.4	17.8	93.8	1.2	239.2
Exploration	1.7	5.2	10.6	—	17.5
Operating income	$216.7	$74.8	$663.1	$1.4	956.0
Less:
Interest, net					(66.2)
Gain on derivative instruments					4.2
Other income (expense)					2.6
Income taxes					(327.1)
Non-controlling interest					(3.4)
Net income attributable to SCC					$566.1

Capital expenditure	$55.8	$17.9	$220.9	$22.1	$316.7
Property, net	$1,630.0	$268.7	$1,988.9	$55.3	$3,942.9
Total assets	$2,598.9	$568.5	$2,343.1	$166.0	$5,676.5

	Nine Months Ended September 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and Eliminations	Consolidated
Net sales outside of segments	$1,343.0	$369.0	$2,571.7	$117.4	$4,401.1
Intersegment sales	96.5	82.9	—	(179.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	591.8	312.9	876.0	(63.8)	1,716.9
Selling, general and administrative	28.1	16.6	29.4	3.2	77.3
Depreciation, amortization and depletion	139.9	24.4	84.2	(0.2)	248.3
Exploration	4.1	7.2	14.2	—	25.5
Operating income	$675.6	$90.8	$1,567.9	$(1.2)	2,333.1
Less:
Interest, net					(36.1)
Loss on derivative instruments					(12.7)
Other income (expense)					19.7
Income taxes					(764.6)
Non-controlling interest					(8.1)
Net income attributable to SCC					$1,531.3

Capital expenditure	$107.9	$30.9	$167.9	$13.9	$320.6
Property, net	$1,625.3	$263.2	$1,737.3	$41.7	$3,667.5
Total assets	$2,789.9	$683.3	$2,157.3	$716.2	$6,346.7

Sales value per segment:

	Three Months Ended September 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$205.6	$23.4	$582.0	$(11.0)	$800.0
Molybdenum	87.9	—	93.6		181.5
Other	34.9	126.8	35.1	(26.5)	170.3
Total	$328.4	$150.2	$710.7	$(37.5)	$1,151,8

	Three Months Ended September 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$311.7	$14.4	$598.7	$2.9	$927.7
Molybdenum	139.2	—	179.7	—	318.9
Other	50.8	112.3	36.5	(6.1)	193.5
Total	$501.7	$126.7	$814.9	$(3.2)	$1,440.1

	Nine Months Ended September 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$476.8	$55.9	$1,283.0	$(16.8)	$1,798.9
Molybdenum	187.8	—	159.0	—	346.8
Other	99.4	332.6	90.7	(70.1)	452.6
Total	$764.0	$388.5	$1,532.7	$(86.9)	$2,598.3

	Nine Months Ended September 30, 2008 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$939.6	$75.3	$1,984.4	$(20.9)	$2,978.4
Molybdenum	382.4	—	485.6	—	868.0
Other	117.5	376.7	101.7	(41.2)	554.7
Total	$1,439.5	$452.0	$2,571.7	$(62.1)	$4,401.1

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$313.7	$417.2	$809.9	$1,182.3
Europe	248.1	284.7	532.5	1,006.2
Mexico	256.1	347.4	574.4	1,017.7
Peru	64.7	33.3	105.5	111.5
Latin America (excluding Mexico and Peru)	178.8	251.5	368.5	806.1
Asia	90.4	51.8	207.5	214.4
Derivative instruments	—	54.2	—	62.9
Total	$1,151.8	$1,440.1	$2,598.3	$4,401.1

Major Customer Segment Information:

For the nine months ended September 30, 2009, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 18.6% of total revenue; revenues from one of these customers amounted to 10.8% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 11.5% of total revenues; revenues from one of these customers amounted to 7.0% of total revenue.  These customers represent 85.8% of the Company’s molybdenum sales revenue.

For the nine months ended September 30, 2008, the Company had revenues from two copper customers of the Mexican and Peruvian operations, which amounted to 16.1% of total revenue; revenues from one of these customers amounted to 11.4% of total revenue.  In addition, the Company had revenues from two molybdenum customers of the Peruvian and Mexican operations, which amounted to 16.4% of total revenues; revenues from one of these customers amounted to 9.0% of total revenue.  These customers represent 83.0% of the Company’s molybdenum sales revenue.

N.            Impact of New Accounting Standards:

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”.  This amendment to the FASB Accounting Standards Codification provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.     A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.     Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in this Update is effective for the Company beginning in the fourth quarter of 2009.  The Company does not expect any material impact on its financial position.

O.            Stockholders’ Equity:

Common stock:

During the first quarter of 2009 Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million shares.  With this purchase and the Company’s repurchase of its common shares, the indirect ownership of Grupo Mexico increased to 80% at

March 31, 2009 and remains at 80% at September 30, 2009.  Please see Note E, Income taxes, for disclosure about the U.S. federal income tax implications of this increase in ownership.  In addition, the Company purchased 12,000 shares in the third quarter of 2009, at a cost of $0.3 million.

Treasury Stock:

Activity in treasury stock in the nine month period ended September 30, 2009 and 2008 is as follows (in millions):

	2009	2008
Southern Copper common shares
Balance as of January 1,	$389.0	$4.4
Purchase of shares	71.9	68.5
Used for corporate purposes	(0.2)	(0.1)
Balance as of September 30,	460.7	72.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	125.5	170.3
Other activity, including dividend, interest and currency translation effect	11.0	46.5
Balance as of September 30,	136.5	216.8

Treasury stock balance as of September 30,	$597.2	$289.6

In the nine months ended September 30, 2009 and 2008 the Company distributed 12,000 and 13,200 shares of Southern Copper, respectively, to Directors under the Directors’ Stock Award Plan.

In the nine months ended September 30, 2009 and 2008 the Company awarded 11.8 million shares and 14.5 million shares of Grupo Mexico, respectively, under the employee stock purchase plan.

SCC share repurchase program:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, in the first quarter of 2009 the Company purchased 4.9 million shares of its common stock at a cost of $71.6 million.  In addition the Company purchased 12,000 shares in the third quarter of 2009 at a cost of $0.3 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $30.69	million)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		384.6

First quarter 2009:
01/12/09	01/31/09	1,075,000	15.17	29,585,150		16.3
02/01/09	02/28/09	2,260,350	13.45	31,845,500		30.4
03/01/09	03/27/09	1,564,650	15.89	33,410,150		24.9
Total		4,900,000	14.61			71.6

Second Quarter 2009		—		—	—

Third Quarter 2009:
09/01/09	09/30/09	12,000	28.05	33,422,150	1,415,476	0.3

Total purchased		33,422,150	$13.66			$456.5

As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership increased to 80% at March 27, 2009.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan.  As of September 30, 2009 the Company has granted 241,200 shares under this plan which includes 12,000 additional shares granted since September 30, 2008 at which time the cumulative amount of shares granted was 229,200 shares.  The fair value of the award is measured each year at the date of the grant.

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

For the nine months ended September 30, 2009 and 2008, the stock based compensation expense under this plan was $1.6 million in both periods.  As of September 30, 2009, there was $11.2 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining five years and three months period.

The following table presents the stock award activity for the nine months ended September 30, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2009	14,577,011	$1.16
Granted	—
Exercised	(2,700,588)	1.16
Forfeited	(267,230)	1.16
Outstanding shares at September 30, 2009	11,609,193	$1.16

Outstanding shares at January 1, 2008	14,504,151	$1.17
Granted	—
Exercised	(23,655)	1.17
Received as dividend	96,515
Forfeited	—
Outstanding shares at September 30, 2008	14,577,011	$1.16

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 2,250,000 shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $0.1 million and $1.3 million, net of tax, in compensation expense in the nine months of 2009 and 2008, respectively.  As of September 30, 2009, there was $1.9 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over the remaining period.

The following table presents the stock award activity for the nine months ended September 30, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2009	697,500	$0.77
Granted	—
Exercised	—
Forfeited	—
Outstanding shares at September 30, 2009	697,500	$0.77

Outstanding shares at January 1, 2008	1,372,500	$0.77
Granted	—
Exercised	(675,000)	$0.77
Forfeited	—
Outstanding shares at September 30, 2008	697,500	$0.77

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Inputs that are observable, either directly or indirectly, but do not qualify as Level 1 inputs. (i.e., quoted prices for similar assets or liabilities)

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2009 (in millions):

	Balance at September 30, 2009
	Carrying Value	Fair Value

Liabilities:
Long-term debt	$1,285.2	$1,328.0

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows:

	Fair Value at Measurement Date Using:
	Fair Value as of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	09/30/09	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$26.0		$21.8	$4.2
Provisionally priced sales:
Copper	(47.0)		(47.0)
Molybdenum	(16.9)		(16.9)

Liabilities:
Derivative instruments	0.2	0.2	—	—
Total	$(37.7)	$0.2	$(42.1)	$4.2

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the three and nine month periods ended September 30, 2009.

	3 months ended September 30, 2009	9 months ended September 30, 2009
Balance at beginning of period	$4.8	$11.0
Unrealized gain (loss)	0.1	(0.3)
Purchases, sales, issuance and settlements (net)	—	(5.8)
Transfers in/out of Level 3	(0.7)	(0.7)
Balance at end of period	$4.2	$4.2

The total amount of unrealized losses for the period was included in other income in the condensed consolidated statement of earnings for the nine months ended September 30, 2009.

Q.            Subsequent events:

The Company evaluated subsequent events as of October 30, 2009 which is the date the financial statements were ready to be issued.

Dividends:

On October 19, 2009, the Board of Directors authorized a dividend of 18 cents per share payable on November 24, 2009, to SCC shareholders of record at the close of business on November 5, 2009.

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

Earnings: Copper prices have improved steadily during the first three quarters of 2009 from the lows experienced late in 2008.  Prices for other metals have also improved during this period.  During the third quarter of 2009 per pound LME spot copper prices ranged from $2.19 to $2.94 and averaged $2.66, as compared to $2.12 in the second quarter and $1.56 in the first quarter.  While in the near term the outlook for copper could be volatile we believe that the copper market outlook remains strong for the next few years.  Limited supplies from existing mines, the absence in the near term of any major new development projects and increasing demand from Asia, we believe, supports this outlook.  The LME spot price for copper closed at $2.94 a pound on October 28, 2009.

Third quarter 2009 sales of $1,152 million and net earnings of $312.5 million reflects the continuing recovery of copper prices and prices of our other metal products, as well as companywide productivity improvements which have increased our production and sales.  This allows us to continue with our capital projects to increase production levels and be ready to improve our profitability when the copper market and the world’s economy recover.

Production: Third quarter 2009 mined copper production was 1.3% higher than the third quarter of 2008.  In addition, we increased our production of molybdenum mined, by 14.3%, zinc mined and refined, by 3.5% and 4.2%, respectively, and silver mined and refined, by 9.6% and 7.6%, respectively.

Cananea strike: Operations at our Cananea, San Martin and Taxco facilities remained closed during the third quarter of 2009, due to continuing strike activity.  These strikes began in July 2007, and despite our efforts, remain unresolved.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution, based on force majeure, approving the termination of Cananea’s labor relationship with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals and, based on our understanding of the proceeding, it is expected that it will be resolved in the fourth quarter of 2009.

The Company, the state of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea.

Due to the lengthy work stoppage we have performed an impairment analysis on the assets at the Cananea mine.  We have determined through our impairment analysis that no impairment exists as of September 30, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.

Reevaluation of capital expenditures: We are continuing with the Tia Maria project using internally generated cash flow.  This project will increase annual copper production by 120,000 tons and is scheduled to commence operations in 2011.  Also we are continuing with the Toquepala concentrator expansion project which is expected to increase annual copper output by 100,000 tons by the second half of 2012.  In addition, we are continuing our evaluation of the El Arco copper deposit in Mexico.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(cents per pound)		(cents per pound)
Cash cost per pound of copper produced and purchased	27.4	18.0	47.5	3.5
Less:
By-products revenue	136.0	184.5	103.8	175.4
Cash cost per pound of copper produced and purchased without by-products revenue	163.4	202.5	151.3	178.9

As seen on the chart above, our per pound cash cost for the three and nine months ended September 30, 2009 when calculated with by-products revenue are costs of 27.4 cents per pound and 47.5 cents per pound, respectively, compared with a cost of 18.0 cents per pound and 3.5 cents per pound in the same periods of 2008.  The decrease in the by-products credit in the 2009 periods was principally due to lower molybdenum, zinc and silver prices.  See average metal prices below.  Increases in the volume of molybdenum, zinc and silver sales in both the three and nine-month periods of 2009, partially reduced the price decline.

Our cash cost, excluding by-product revenues, was lower by 39.1 cents per pound and 27.6 cents per pound for the three and nine months ended September 30, 2009 than the comparable 2008 periods due to lower power, fuel and material repair costs and to increased production of all our principal metals in the third quarter of 2009 and increases in all our byproduct production in the nine month 2009 period.  In addition, lower copper production at Cananea due to the ongoing strike partially offset the improvements noted.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2009 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$6.3	$23.4	$1.3	$9.7

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

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian Nuevos Soles and Mexican Pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the Nuevo Sol or the Peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in Nuevos Soles or Pesos can be affected by devaluation of the Nuevo Sol or the Peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Peru:
Peruvian inflation rate	(0.1)%	1.7%	(0.1)%	5.3%
Nuevo Sol/dollar devaluation /(appreciation) rate	(4.2)%	0.3%	(8.2)%	(0.7)%

Mexico:
Mexican inflation rate	1.0%	1.8%	2.3%	3.9%
Peso/dollar devaluation /(appreciation) rate	2.3%	4.9%	(0.3)%	(0.8)%

Capital Expansion and Exploration Program.

We made capital expenditures of $110.6 million and $316.7 million for the three and nine months ended September 30, 2009, respectively, compared with $137.6 million and $320.6 million in the same periods of 2008.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

In light of the current business environment we have suspended many of our capital investments in new as well as in expansion projects.  Set forth below are descriptions of some of our current expected capital expenditures.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.

Peruvian Operations:

Tia Maria project: This project, which includes the Tia Maria and La Tapada deposits in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SX-EW copper cathodes per year.  The approved budget for the project is $934 million.  Through September 30, 2009, $250.4 million has been spent on this project.  The detailed engineering is in progress.  Current work on the project includes equipment fabrication and some early construction work (access roads and platforms).  The environmental impact assessment (EIA) for the power line and support facilities has been approved by the Peruvian authorities and construction is underway.  Bids for the construction management contract are being evaluated, while additional drilling is continuing to evaluate water resources.

In August the Company’s third and final public presentation of the EIA was disrupted by protesters.  The Company is working with the Peruvian Ministry of Energy and Mines to reschedule this presentation and to get the EIA approved before year end.

Toquepala concentrator expansion:  As of September 30, 2009, the Company has expended $74.9 million on the Toquepala concentrator expansion.  Proposals for detailed engineering are in the final evaluation and work is scheduled to commence in the fourth quarter of this year.  One 320 ton truck and two 49HR drilling machines were put in operation, while the second 73 cubic yard shovel is in its final stage of assembly.  Civil works for the push back substation expansion were completed, and electrical equipment installation is almost finished.  The environmental impact study is currently being conducted and is also expected to be completed in the fourth quarter of 2009.

Ilo Smelter Modernization:  A complimentary project to the Ilo smelter modernization is the construction of a marine trestle to offload directly to offshore ships the sulfuric acid produced at the smelter.  At September 30, 2009 this project reached 88.0% completion and is expected to be completed in 2009.  The completed project is expected to ease congestion in our Ilo area.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment and materials was finished.  Construction of the principal civil, mechanical and electrical installations for the main and lateral dams has been completed.  The equipment to build the lateral dam was commissioned in December 2008 and the equipment to continue building the main dam was commissioned in March 2009.  At this time there are some pending issues in order to get to the design capacity.  Progress on the first stage of this project is 99.8% complete, with final completion expected in the last quarter of 2009.  The total cost of this project is estimated to be $66.0 million, with $40.7 million expended through September 30, 2009.

Mexican operations:

After expending $15.7 million the by-product treatment plant at the La Caridad metallurgical complex was completed in September and is currently in operation.  This plant was recently distinguished winning the first prize in a nationwide contest to promote waste recycling.

With a total investment of $17.2 million, the lime plant at Agua Prieta, which is 100 kilometers north of the La Caridad mine, was fully modernized to comply with environmental regulations and to meet the lime requirements of the Mexican operations.  A vertical Maerz furnace will reduce the consumption of natural gas to a third of its current level and we expect costs to be reduced by 45%.  No-load tests and refractory drying were started in September.  The start of operations has been scheduled for October 2009.

Other capital expenditures:

The El Arco project is a major copper deposit in the central part of the Baja California peninsula, with estimated mineralized resources of over 1.3 billion tons.  This project is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually.  We have recently invested $5.4 million in land acquisition related to the project.  In addition, a set of studies have been completed evaluating alternatives to provide El Arco with water and electric power needs.  We will consider the development of this project subject to appropriate investment conditions.

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

PRODUCTION

Three months:

Mine copper production in the third quarter of 2009 was higher than planned and increased 1.3% to 265.1 million pounds from 261.6 million pounds in the same period of 2008.  The increase of 3.5 million pounds was mainly due to 8.3 million pounds of higher production at the Toquepala mine and 2.9 million pounds at the La Caridad mine, both due to higher ore grades and improved recoveries.  These increases were partially offset by 7.0 million pounds of lower production at the Cuajone mine principally due to lower ore grade and 0.9 million pounds of lower SX-EW production at the Toquepala and La Caridad mines due to lower material processed and lower PLS grade at La Caridad mine.

In the third quarter of 2009, molybdenum production increased 14.3% to 11.4 million pounds, from 10.0 million pounds in the third quarter of 2008.  This increase was due to 1.6 million pounds of higher production at the Cuajone mine due to higher grades and improved recovery and 1.4 million pounds of higher production at the La Caridad mine due to higher recovery.  These increases were partially offset by 1.6 million of lower production at the Toquepala mine, due to lower grades.

Zinc mine production in the third quarter of 2009 was 3.5% higher than the comparable period of 2008.  Charcas and Santa Barbara mines had higher grades and the Santa Eulalia and Charcas mines increased recovery.  The refined zinc production was also

4.2% higher for the same period as a result of the improved performance of the San Luis Potosi zinc refinery.

Nine months:

Mine copper production in the nine months ended September 30, 2009 was lower than the comparable 2008 period decreasing 1.2% to 792.1 million pounds from 802.0 million pounds.  The decrease of 9.9 million pounds was mainly due to 9.1 million pounds of lower production at the Cuajone mine as a result of lower ore grades and recoveries and zero production at the Cananea mine and SX-EW plant in 2009 compared to production of 34.4 million pounds in the 2008 period.  These decreases were partially offset by 18.0 million pounds of higher production at the Toquepala mine due to higher ore grade and improved recoveries, 11.8 million pounds and 3.3 million pounds of higher mine and SX-EW production at La Caridad mine, respectively, and 0.5 million pounds of higher production from IMMSA.

In the nine months ended September 30, 2009, molybdenum production increased 10.3% to 30.1 million pounds, from 27.3 million pounds in the comparable 2008 period.  This increase was due to 4.3 million pounds higher production from the La Caridad mine and 2.1 million of higher production from the Cuajone mine; both due to higher ore grades and recoveries, partially offset by a decrease in production of 3.6 million pounds at the Toquepala mine, due to lower ore grade and recovery.

Zinc mine production in the nine months ended September 30, 2009 was 4.2% higher than the comparable period of 2008.  Charcas and Santa Barbara mines had higher grades and Santa Eulalia and Charcas mines increased recovery.  The refined zinc production was also 4.7% higher for the same period as a result of the improved performance of the San Luis Potosi zinc refinery.

RESULTS OF OPERATIONS

The following highlights key financial and operating results for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$1,151.8	$1,440.1	$2,598.3	$4,401.1
Operating costs and expenses	(643.1)	(764.2)	(1,642.2)	(2,068.0)
Operating income	508.7	675.9	956.1	2,333.1
Non-operating income (expense)	(26.8)	(5.8)	(59.5)	(29.1)
Income before income taxes	481.9	670.1	896.6	2,304.0
Income taxes	(167.6)	(249.7)	(327.1)	(764.6)
Net income attributable to non-controlling interest	(1.8)	(2.6)	(3.4)	(8.1)
Net income attributable to SCC	$312.5	$417.8	$566.1	$1,531.3

Average Metal Prices

The table below outlines the average metal prices during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	% Change
Copper ($ per pound – LME)	$2.66	$3.48	(23.6)
Copper ($ per pound – COMEX)	$2.67	$3.45	(22.6)
Molybdenum ($ per pound)	$14.50	$33.27	(56.4)
Zinc ($ per pound – LME)	$0.80	$0.80	—
Silver ($ per ounce –COMEX)	$14.76	$14.92	(1.1)

	Nine Months Ended September 30,
	2009	2008	% Change
Copper ($ per pound – LME)	$2.11	$3.62	(41.7)
Copper ($ per pound – COMEX)	$2.13	$3.59	(40.7)
Molybdenum ($ per pound)	$10.78	$33.01	(67.3)
Zinc ($ per pound – LME)	$0.67	$0.95	(29.5)
Silver ($ per ounce –COMEX)	$13.71	$16.57	(17.3)

Net Sales.  Net sales for the three and nine months ended September 30, 2009 decreased by $288.3 million and $1,802.8 million, respectively, compared with the same periods of 2008.  These 20.0% and 41.0% decreases were due to lower metal sales prices partially offset by higher sales volume of copper and our significant by-products as shown below.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2009 and 2008:

Copper Sales (million pounds):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Peruvian operations	224.6	193.5	605.7	546.0
Mexican open-pit	76.5	82.9	217.7	245.7
Mexican IMMSA unit	8.1	7.4	27.3	26.0
Other and intersegment elimination	(5.8)	0.5	(11.2)	(8.7)
Total	303.4	284.3	839.5	809.0

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2009 and 2008:

By-product Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million pounds except silver – in million ounces)	2009	2008	2009	2008
Peruvian operations
Molybdenum contained in concentrates	5.9	5.9	13.8	15.7
Silver	1.2	1.2	3.2	2.9

Mexican open-pit
Molybdenum contained in concentrates	5.4	4.2	16.1	12.0
Silver	1.5	1.5	4.6	3.2

Mexican IMMSA unit
Zinc – refined and in concentrate	57.7	56.0	170.8	162.0
Silver	3.5	2.3	9.2	6.6

Other and intersegment elimination
Zinc – refined and in concentrate	(0.2)	0.5	1.1	1.2
Silver	(1.3)	(0.3)	(3.8)	(1.6)

Total by-product sales
Molybdenum contained in concentrates	11.3	10.1	29.9	27.6
Zinc – refined and in concentrate	57.5	56.5	171.9	163.2
Silver	4.9	4.7	13.2	11.1

Operating Costs and Expenses

Three months:

Operating costs and expenses were $643.0 million in the third quarter of 2009 compared with $764.1 million in the same period of 2008. The decrease of $121.1 million was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the third quarter 2009 was $529.9 million compared with $645.8 million in the same period of 2008.  The decrease of $115.9 million was primarily attributable to the following: 1) $73.0 million of lower fuel and power cost mainly as a result of the lower cost of coal and other fuels used as indices in the calculation of our Peruvian power tariff, 2) $23.3 million of lower labor, material repair and other production cost mainly in our Mexican operations due to the strike activity 3) $19.1 million of lower workers’ participation due to reduced earnings.

Nine months:

Operating costs and expenses were $1,642.2 million in the nine months ended September 30, 2009 compared with $2,068.0 million in the comparable 2008 period.  The decrease of $425.8 million was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the nine months ended September 30, 2009 was $1,324.8 million compared with $1,716.8 million in same period of 2008.  The decrease of $392.0 million was primarily attributable to the following: 1) $168.0 million of lower fuel and power cost as a result of the lower cost of coal and other fuels used as indices in the calculation of our Peruvian power tariff, 2) $69.7 million of lower production costs principally related to labor and operating and repair material costs mainly in our Mexican operations due to the strike activity, 3) $135.9 million of lower workers’ participation due to lower earnings and 4) a decrease of $19.4 million in the Peruvian mining royalty charge.

Non-Operating Income (Expense): Interest expense for the three and nine months ended September 30, 2009 was 1.9% and 7.3% lower than the comparable 2008 periods.  These decreases were principally due to the lower average debt level in the 2009 periods and lower interest rate on the Mitsui loan.

Interest income was $0.8 million and $6.0 million for the three and nine months ended September 30, 2009, respectively, compared to $9.8 million and $39.4 million in the comparable 2008 periods.  The decrease was largely the result of lower cash balances.  Lower earnings in the 2009 periods as a result of reduced metal prices, significantly reduced our 2009 cash flow.

The gain (loss) on derivative instruments for the three and nine months ended September 30, 2009 was a loss of less than $0.1 million and a gain of $4.1 million, respectively, compared with losses of $13.6 million and $12.7 million in the comparable 2008 periods.  These gain (loss) amounts were the result of U.S. dollar/Mexican peso exchange rate derivative activity.  Please see details in Note G, Derivative instruments, of our condensed consolidated financial statements.

Other income (expense) in the third quarter of 2009 and nine months ended September 30, 2009 were income of $0.8 million and $2.6 million compared to income of $21.3 million and $19.7 million in the comparable 2008 periods.  These decreases of $20.5 million and $19.7 million, respectively were principally due to: 1) $26.3 million of gain on the sale of inactive properties in our Mexican operations in 2008, and 2) as a result of lower earnings, the charge for the contribution to the Peruvian development fund decreased by $1.5 million and $7.0 million in the third quarter and nine month periods of 2009, respectively.

Income taxes: The income tax provision for the nine months ended September 30, 2009 and 2008 was $327.1 million and $764.6 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 36.5% for the nine months of 2009 as compared to 33.2% during the same period in 2008.  The increase in the effective tax rate for the nine months of 2009 is largely due to the incremental U.S. tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28.0%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009 SCC will no longer file a separate U.S. federal income tax return and its operating results will be included in the AMC consolidated U.S federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  We have initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes, as if it were a separate filer.

Segment Results Analysis

Peruvian Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$710.8	$814.9	$1,532.9	$2,571.7
Operating costs and expenses	(370.6)	(366.2)	(869.8)	(1,003.8)
Operating income	$340.2	$448.7	$663.1	$1,567.9

Three months:

Net sales in the third quarter of 2009 decreased by $104.1 million to $710.8 million from $814.9 million in the third quarter of 2008.  This decrease in net sales was principally the result of lower metal prices.  An increase in the volume of copper sales of 31.1 million pounds in the third quarter of 2009, helped to reduce the sales price decrease.

Operating costs and expenses in the third quarter of 2009 increased by $4.4 million to $370.6 million from $366.2 million in the third quarter of 2008, principally due to higher depreciation on mine equipment placed in service at the Toquepala and Cuajone operations.

Nine months:

Net sales in the nine months ended September 30, 2009 decreased by $1,038.8 million, to $1,532.9 million from $2,571.7 million in the same period of 2008.  This decrease in net sales was principally the result of lower metal prices partially offset by higher volume of copper sales.

Operating costs and expenses in the nine months ended September 30, 2009 decreased by $134.0 million to $869.8 million from $1,003.8 million in the comparable 2008 period, principally due to $137.7 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months ended September 30, 2009 was $738.4 million compared to $876.0 million in the comparable 2008 period.  The principal elements of cost of sales, causing this reduction, include the following: 1) $101.8 million of lower fuel and power cost due a decrease in market prices, 2) $98.4 million of lower workers’ participation due to lower earnings and 3) $22.0 million of lower mine royalties, 4) partially offset by $62.9 million of higher copper purchases from third parties.

Mexican Open Pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open pit operations segment for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$328.3	$501.7	$763.8	$1,439.5
Operating costs and expenses	(196.9)	(265.9)	(547.1)	(763.9)
Operating income	$131.4	$235.8	$216.7	$675.6

Three months:

Net sales in the third quarter of 2009 decreased by $173.4 million to $328.3 million from $501.7 million in the third quarter of 2008.  The decrease was due to lower metal prices and to a reduction of 6.4 million pounds of copper sold.

Operating costs and expenses in the third quarter of 2009 decreased by $69.0 million to $196.9 million from $265.9 million in the comparable 2008 period, principally due to lower cost of sales. Cost of sales (exclusive of depreciation, amortization and depletion) decreased $62.3 million to $145.5 million in the third quarter of 2009 from $207.8 million in the third quarter of 2008.  The decrease in cost of sales included: 1) lower production cost of $32.1 million as a result of lower fuel and power costs and the strike at the Cananea mine, 2) $11.1 million of lower workers’ participation due to lower earnings, and 3) changes in inventory levels.

Nine months:

Net sales in the nine months ended September 30, 2009 decreased by $675.7 million, to $763.8 million from $1,439.5 million in the comparable 2008 period.  The decrease was due to lower metal prices and lower copper sales volume partially offset by higher molybdenum sales volume.

Operating costs and expenses in the nine months ended September 30, 2009 decreased by $216.8 million to $547.1 million from $763.9 million in comparable 2008 period, principally due to lower cost of sales.  Cost of sales (exclusive of depreciation, amortization and depletion) decreased $194.1 million to $397.7 million from $591.8 million in the comparable 2008 period.  The decrease in cost of sales included: 1) lower production cost of $83.3 million due to lower fuel and power costs and the strike at the Cananea mine, 2) $34.9 million decrease in workers’ participation due to lower earnings, 3) $22.4 million of lower metal purchases from third parties and 4) $39.9 million of lower cost incurred at the Cananea mine related to the strike.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$150.2	$126.7	$388.6	$451.9
Operating costs and expenses	(117.0)	(133.6)	(313.8)	(361.1)
Operating income	$33.2	$(6.9)	$74.8	$90.8

Three months:

Net sales in the third quarter of 2009 increased by $23.5 million to $150.2 million from $126.7 million in the third quarter of 2008.  This increase in net sales was principally due to higher copper, zinc and silver sales volume.  These volume increases were mainly due to higher ore grades and recoveries at the Santa Eulalia, Santa Barbara and Charcas mines.

Operating costs and expenses in the third quarter of 2009 decreased by $16.6 million to $117.0 million from $133.6 million in the comparable 2008 period.  This decrease was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion) which decreased by $11.6 million.  This decrease included: 1) lower production cost of $20.0 million due to lower fuel and power costs and the strikes at the San Martin and Taxco mines, 2) $5.4 million of lower metal purchases from third parties, 3) partially offset by $4.3 million of higher workers’ participation related to higher earnings and 4) to changes in inventory levels.

Nine months:

Net sales in the nine months ended September 30, 2009 decreased by $63.3 million, to $388.6 million from $451.9 million in the comparable 2008 period.  This decrease in net sales was principally due to lower metal prices partially offset by higher copper, zinc and silver sales volume.  These volume increases were mainly due to higher ore grades and recoveries at the Santa Eulalia, Santa Barbara and Charcas mines.

Operating costs and expenses in the nine months ended September 30, 2009 decreased by $47.3 million to $313.8 million from $361.1 million in the comparable 2008 period.  This decrease was principally due to lower cost of sales (exclusive of depreciation, amortization and depletion) which decreased by $31.4 million to $281.5 million from $312.9 million in 2008.  The decrease in cost of sales was mainly due to: 1) $49.7 million of lower fuel, power, labor and other production costs, 2) $10.4 million of lower metal purchases from third parties, and 3) partially offset by changes in inventory levels.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the condensed consolidated financial statements.

CASH FLOW

Three months:

The following table shows the cash flow for the three months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30
	2009	2008	Variance
Net cash provided from operating activities	$380.6	$700.3	$(319.7)
Net cash used for investing activities	$(100.9)	$(69.3)	$(31.6)
Net cash used for financing activities	$(86.7)	$(574.3)	$487.6

Net cash provided from operating activities:

The decrease of $319.7 million in the third quarter 2009 cash provided from operating activities from third quarter 2008 was due to the reduction of $105.4 million in net income attributable to SCC and an increase in working capital needs of $240.9 million partially offset by an increase of $26.6 million on adjustments to reconcile earnings to cash. The reduction in net income was primarily due to lower metal prices.

In the third quarter 2009 net income attributable to SCC was $312.5 million approximately 82% of the net operating cash flow.  Significant items (deducted from), or added to, operating cash flow included, depreciation, amortization and depletion of $82.3 million, which increased operating cash flow, and ($13.3) million of deferred income tax benefit and ($8.3) million of unrealized gain on derivative instruments, which decreased operating cash flow.

In addition, in the third quarter of 2009 a decrease in working capital increased operating cash flow by $10.4 million.  The third quarter 2009 and 2008 decrease in cash from working capital includes (in millions):

	Three Months Ended September 30,
	2009	2008	Variance
Accounts receivable	$(103.3)	$109.4	$(212.7)
Inventories	38.9	(0.9)	39.8
Accounts payable and accrued liabilities	(9.3)	28.0	(37.3)
Other operating assets and liabilities	84.1	114.8	(30.7)
Total	$10.4	$251.3	$(240.9)

The increase in accounts receivable value was due to higher metal prices and higher sales volume in the third quarter 2009 from the second quarter 2009.  During the third quarter of 2009, the LME and COMEX copper price increased 20%, and molybdenum, zinc and silver increased by 27.8%, 23.1% and 19.1%, respectively.  The decrease in inventories of $38.9 million was mainly due to higher sales and higher consumption of supplies principally at our Peruvian operations.  The decrease in accounts payable and accrued liabilities was mainly due to a decrease in accounts payable trade as a result of the lower prices of supplies and the strikes at our Mexican operations

In the third quarter 2008, net income attributable to SCC was $417.8 million, approximately 60.0% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, a gain on sale of investment of ($26.3) million, ($20.5) million of unrealized gain on derivative instruments and a foreign currency translation gain of ($15.5) million.  Depreciation, amortization and depletion of $83.9 million were added to operating cash flow.

In addition, in the third quarter of 2008 a decrease in working capital increased operating cash flow by $251.3 million.  The major components of this were the decrease of $109.4 million in accounts receivable and an increase of $114.8 million in other operating assets and liabilities.

Net cash used for investing activities:

Net cash used for investing activities in the third quarter of 2009 included $110.6 million for capital expenditures.  The capital expenditures included $82.7 million of investments at our Peruvian operations, $63.2 million for the Tia Maria project, $2.1 million for the Toquepala expansion project, and $17.4 million for various other replacement expenditures.  In addition, we spent $27.9 million for replacement assets at our Mexican operations, $13.7 million of which was at our Mexican open pit operations, $3.3 million at our IMMSA unit and $10.9 million at our administrative office in Mexico City.  The third quarter 2009 cash from investing activities also includes proceeds of $8.8 million from the redemption of short-term investments.

Net cash used for investing activities in the third quarter of 2008 was $69.3 million and included $137.6 million for capital expenditures.  The capital expenditures included $86.5 million of investments at our Peruvian operations and $51.1 million for replacement assets at our Mexican operations.  The third quarter 2008 cash from investing activities also includes proceeds of $55.4 million from sale of property by our Mexican operations and $11.8 million from the redemption of short-term investments.

Net cash used for financing activities:

Net cash used for financing activities in the third quarter of 2009 was $86.7 million, compared with $574.3 million in the third quarter of 2008.  The third quarter of 2009 includes a dividend distribution of $86.3 million, compared with a distribution of $503.5 million in the third quarter of 2008.  In addition, the third quarter of 2008 had a purchase of 3.3 million shares of our common stock at a cost of $68.5 million compared to a purchase of 12,000 shares at a cost of $0.3 million in the third quarter of 2009.

Nine months:

The following table shows the cash flow for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended September 30,
	2009	2008	Variance
Net cash provided from operating activities	$296.7	$1,612.5	$(1,315.8)
Net cash used for investing activities	$(274.3)	$(229.5)	$(44.8)
Net cash used for financing activities	$(300.6)	$(1,648.2)	$1,347.6

Net cash provided from operating activities:

The decrease of $1,315.8 million in the nine months ended September 30, 2009 cash provided from operating activities, compared with the same period of 2008, was due to the reduction of $965.1 million in net income attributable to SCC, a decrease of $24.1 million on adjustments to reconcile earnings to cash and $374.7 million of increased working capital needs.  The reduction in net income was primarily due to lower metal prices.

The nine months ended September 30, 2009 and 2008 decrease from working capital includes (in millions):

	Nine Months Ended September 30,
	2009	2008	Variance
Accounts receivable	$(302.8)	$23.6	$(326.4)
Inventories	33.9	(44.2)	78.1
Accounts payable and accrued liabilities	(360.4)	(172.7)	(187.7)
Other operating assets and liabilities	127.8	66.5	61.3
Total	$(501.5)	$(126.8)	$(374.7)

In the nine months ended September 30, 2009, net income attributable to SCC was $566.1 million.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $239.2 million, $40.1 million deferred income tax provision, and ($57.0) million of unrealized gain on derivative instruments.

In addition, an increase in working capital decreased operating cash flow by $501.5 million.  The increase in accounts receivable value was due to the higher metal prices for most of our products.  The LME and COMEX copper price increased 111.4% and 94.6%, respectively, during the period and molybdenum, silver and zinc increased 42.6%, 43.5% and 70.8%, respectively.  The decrease in accounts payable and accrued liabilities was mainly due to a $112.8 million decrease in workers’ participation, due to the payment of the 2008 provision and lower accrual in the current period, and $181.9 million decrease in accounts payable.

In the nine months ended September 30, 2008, net income attributable to SCC was $1,531.3 million, approximately 95.0% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation amortization and depletion of $248.3 million and $6.5 million of gains in currency translation, ($10.3) million of deferred income tax benefit, ($28.6) million of net gain on sale of property and ($18.4) million of unrealized gain on derivative instruments.

In addition, an increase in working capital decreased operating cash flow by $126.8 million.

Net cash used for investing activities:

Net cash used for investing activities in the nine months ended September 30, 2009 included $316.7 million for capital expenditures.  The capital expenditures included $220.9 million of investments at our Peruvian operations, $132.4 million for the Tia Maria project, $37.2 million for the Toquepala expansion project, $4.2 million for the Cuajone expansion and $47.1 million for various other replacement expenditures.  In addition, we spent $95.8 million for replacement assets at our Mexican operations, $55.8 million of which was at our Mexican open pit operations, $17.9 million at our IMMSA unit and $22.1 million at our administrative office in Mexico City.  For the nine months ended September 30, 2009 cash from investing activities also includes proceeds of $39.6 million from the redemption of short-term investments.

Net cash used for investing activities in the nine months of 2008 was $229.5 million and included $320.6 million for capital expenditures.  The capital expenditures included $167.9 million of investments at our Peruvian operations and $152.7 million for replacement assets at our Mexican operations, $107.9 million at our Mexican open pit operations, $30.9 million at our IMMSA unit and $13.9 million at our Mexican administrative office.

Net cash used for financing activities:

Net cash used for financing activities in the nine months ended September 30, 2009 was $300.6 million, compared with $1,648.2 million in the same period of 2008.  The nine months ended September 30, 2009 include a dividend distribution of $224.1 million, compared with a distribution of $1,416.4 million in the nine months of 2008.  Also, the nine months of 2009 include the purchase of 4.9 million shares of our common stock at a cost of $71.9 million compared to a purchase of 3.3 million shares at a cost of $68.5 million in 2008.  In addition, the nine months ended September 30, 2008 had a debt repayment of $155.0 million, compared with a debt repayment of $5.0 million in the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

On September 2, 2009, we paid a quarterly dividend of 10.0 cents per share, totaling $86.3 million.  On October 19, 2009, our Board of Directors authorized a dividend of 18 cents per share to be paid on November 24, 2009 to SCC shareholders of record at the close of business on November 5, 2009.

In the first quarter of 2009, pursuant to our $500 million share repurchase program we purchased 4.9 million shares of our common stock at a cost of $71.6 million.  In addition, in the third quarter of 2009 we purchased 12,000 shares of our common stock at a cost of $0.3 million.  These shares will be available for general corporate purposes.  Also, during the same period, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million of our common shares.  With these acquisitions Grupo Mexico directly or indirectly owns 80% of our outstanding shares.  Please see Note E, Income taxes, of our condensed consolidated financial statements regarding disclosure about the U.S. federal income tax implications of this increase in ownership.

We expect that we will meet our cash requirements for 2009 and beyond from cash on hand, internally generated funds and from additional external financing if required.

Our ratio of debt to total capitalization was 26.1% at September 30, 2009, compared with 27.5% at December 31, 2008.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Three Months Ended September 30,
	2009		2008
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$529.9	191.1	$645.8	222.4
Add:
Selling, general and administrative expenses	23.8	8.6	25.9	8.9
Treatment and refining charges	21.0	7.6	15.3	5.3
By-products revenue (1)	(377.0)	(136.0)	(535.9)	(184.5)
Less:
Workers’ participation	(56.5)	(20.4)	(75.6)	(26.0)
Royalty charge and other	(34.0)	(12.2)	(13.4)	(4.7)
Inventory change	(31.3)	(11.3)	(9.9)	(3.4)
Operating cash cost	$75.9	27.4	$52.2	18.0

Add by-product revenue	377.0	136.0	535.9	184.5

Operating cash cost, without by-product revenue	$452.9	163.4	$588.1	202.5

Total pounds of copper produced and purchased (in millions)	277.3		290.4

	Nine Months Ended September 30,
	2009		2008
	$ million	¢ per pound	$ million	¢ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$1,324.8	160.8	$1,716.8	202.8
Add:
Selling, general and administrative expenses	60.7	7.4	77.3	9.1
Treatment and refining charges	35.9	4.4	29.8	3.5
By-products revenue (1)	(855.3)	(103.8)	(1,485.1)	(175.4)
Less:
Workers’ participation	(83.2)	(10.1)	(219.0)	(25.9)
Royalty charge and other	(78.6)	(9.6)	(120.3)	(14.2)
Inventory change	(13.2)	(1.6)	30.5	3.6
Operating cash cost	$391.1	47.5	$30.0	3.5

Add by-product revenue	855.3	103.8	1,485.1	175.4

Operating cash cost, without by-product revenue	$1,246.4	151.3	$1,515.1	178.9

Total pounds of copper produced and purchased (in millions)	823.8		846.7

(1)                          Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see Note N to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at September 30, 2009, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.5 million annually.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian Nuevos Soles and Mexican Pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the Nuevo Sol or the Peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in Nuevos Soles or Pesos can be affected by devaluation of the Nuevo Sol or the Peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Peru:
Peruvian inflation rate	(0.1)%	1.7%	(0.1)%	5.3%
Nuevo Sol/dollar devaluation/(appreciation) rate	(4.2)%	0.3%	(8.2)%	(0.7)%

Mexico:
Mexican inflation rate	1.0%	1.8%	2.3%	3.9%
Peso / dollar devaluation/(appreciation) rate	2.3%	4.9%	(0.3)%	(0.8)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2009 we estimate our net monetary position in Peruvian Nuevo Sol and Mexican Peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate dollar vs. Nuevo Sol	6.6
Devaluation of 10% in exchange rate dollar vs. Nuevo Sol	(5.6)
Appreciation of 10% in exchange rate dollar vs. Mexican Peso	24.7
Devaluation of 10% in exchange rate dollar vs. Mexican Peso	(20.2)

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2009 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$6.3	$23.4	$1.3	$9.7

Provisionally priced sales:

At September 30, 2009, we have recorded provisionally priced sales of 22.6 million pounds of copper, at an average forward price of $2.80 per pound.  Also we have recorded provisionally priced sales of 11.6 million pounds of molybdenum at the September 30, 2009 market price of $13.55 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note F to our condensed consolidated financial statements.

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

We did not hold any copper or zinc derivative contracts in the nine months ended September 30, 2009.

In the nine months ended September 30, 2008, we entered into copper collar and swap contracts to protect a portion of our 2008 sales of copper production.  As a result, we recorded a gain of $18.5 million and $29.2 million for the three and nine months ended September 30, 2008.  Related to the fair value of these copper derivative contracts we recorded an unrealized gain of $33.7 million at the end of September 2008.  These gains and losses were recorded in net sales in the condensed consolidated statement of earnings.

Gas swaps:

In 2009 and 2008 we entered into gas swap contracts to protect part of our gas consumptions as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Gas volume (MMBTUs)	122,000	305,000	122,000	305,000
Fixed price (per MMBTUs)	3.6350	8.2175	3.6350	8.2175
Gain (loss) (in millions)	$0.1	$(0.7)	$0.1	$(0.7)

The gains (losses) obtained were charged to production cost.  As of September 30, 2009 we held a gas swap contract to protect 184,000 MMBTUs of our gas consumption with a fixed price of $3.6350 per MMBTU for the fourth quarter of 2009.  Related to the settlement of this gas swap contract we recorded an unrealized gain of $0.2 million in the third quarter of 2009 which was included in the $0.1 million gain reported in the table above.

Exchange rate derivatives, U.S. dollar/Mexican Peso contracts:

Because more than 85% of our sales collections in Mexico are in U.S. dollars and many of our costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts we recorded a loss of less than $0.1 million and a gain of $4.1 million for the three and nine months ended September 30, 2009, compared with losses of $13.6 million and $12.7 million, respectively, in the same periods of 2008.  These gains and losses were recorded as gain (loss) on derivative instruments in the condensed consolidated statement of earnings.

At September 30, 2009, we did not hold any exchange rate derivative contracts.

Short-term Investment:

Short-term investments were as follows (in millions):

	At
Investment	September 30, 2009	December 31,2008
Short-term investment in securities issued by public companies with a weighted average interest rate of 0.66% at September 30, 2009 and 1.85% at December 31, 2008.	$26.0	$62.4

Short-term investments in securities consist of available for sale securities issued by public companies.  Each security is independent of the others.

Related to these investments for the three and nine months ended September 30, 2009, we earned interest of $0.1 million and $0.7 million, respectively, compared with $0.8 million and $3.4 million in the same periods of 2008, which were recorded as interest income in the condensed consolidated statement of earnings.  In addition, in the third quarter and nine months of 2009, we redeemed $8.8 million and $39.6 million, respectively, of these investments, compared with $11.8 million and $30.3 million in the same periods of 2008.

For the three and nine months ended September 30, 2009 the Company recorded gains of $0.9 million and $3.2 million, respectively, compared with losses of $2.7 million and $4.6 million in the same periods of 2008, respectively.  These gains/losses were recorded as other income (expense) in the condensed consolidated statement of earnings.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2009, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated interim balance sheet of Southern Copper Corporation and its subsidiaries as of September 30, 2009, and the related condensed consolidated interim statements of earnings and cash flows for the three- and nine-month periods then ended.  These interim financial statements are the responsibility of the Company’s management.

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

The accompanying condensed consolidated financial information as of December 31, 2008, and for the three- and nine-month periods ended September 30, 2008, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

October 30, 2009

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

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

Related to the Cananea strike, on January 7, 2009 the judge of the fifth district on labor matters annulled a decision favorable to the Company.  The Company filed a request for a review of this ruling before an appellate federal court, which declared the strike legal on March 19, 2009.  On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation; since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals.  Most of the individual challenges by unionized workers have been resolved by a federal judge, who dismissed their complaints.  The case presented by the Union is expected to be resolved in the fourth quarter of 2009.

The Company, the state of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company continues to provide periodic maintenance to the assets and expect to begin operations at this mine in the near future.  The Company has determined through its impairment analysis that no impairment exists as of September 30, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.

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

On April 15, 2009, the United States District Court for the Southern District of Texas entered a judgment awarding Asarco certain shares of SCC, which represents approximately 30.6% of SCC’s current outstanding common shares, and an amount equal to the dividends paid on those shares of common stock of SCC since the date of their acquisition by AMC, plus interest. Grupo Mexico announced that AMC is appealing that judgment and enforcement of the judgment has been stayed pending the appeal.

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

In March 2009, Grupo Mexico, through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, SCC operating results will be included in the AMC consolidated U.S. federal income tax return commencing from March 2009.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  The Company has initiated discussions with AMC to put in place a tax sharing agreement, in order to allocate taxes within the consolidated group and such other procedures necessary for an equitable management of US federal income tax matters.

We cannot assure you that the tax sharing agreement will not have any negative consequences in the future.  Additionally, members of a consolidated group share with each other joint and several liabilities for taxes reported by the entire group.  This means that the Internal Revenue Service has the right to collect the entire tax liability of the group from any member of the group.  Thus, SCC could become exposed to full responsibility for the 2009 federal income taxes and future federal income taxes of other members of the AMC group.  There could be limitations on the amount of capital loss carryforwards and foreign tax credit carryforwards that the SCC group will be able to utilize in the future.  Also, there could be limitations restricting the computation of allowable foreign tax credits for SCC.  We cannot assure you that future federal income tax provisions and payments will not exceed what was previously calculated prior to SCC joining the AMC group.

Our new mining or metal production projects may be subject to additional costs due to community actions and other factors

Our exploration, mining, milling, smelting and refining activities are subject to Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards.  As in any other country, environmental regulations in Peru and Mexico have become increasingly stringent over the last decades.  In accordance with mining regulations in the countries where we operate, we have to submit an environmental impact assessment (“EIA”) for all our new mining projects or expansions of existing mining operations and/or facilities.  The EIA is then discussed at various open hearings with the local communities, where they have the opportunity to voice their opinion and/or concerns.  In Peru, the Ministry of Energy and Mines (“MEM”) requires the mining companies to respond to the concerns of the communities.  The MEM is the entity that approves the EIA and the execution of mining projects.

The Tia Maria project, which includes the Tia Maria and La Tapada ore deposits located in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SX-EW copper cathodes per year.  The approved budget for the project is $934 million.  Through September 30, 2009, $250.4 million has been invested in this project.  The EIA for the power line and support facilities has been approved by the Peruvian authorities and construction is underway.

At the last public hearing in August 2009, some of the local communities in the surrounding area of the Tia Maria project have opposed the use of underground water for the project alleging that it could cause a shortage of water supply for the farmers in the local communities and other potential impacts.  We are working with the local communities and the Peruvian authorities to respond to the communities concerns on the project and ensure that our Tia Maria mining project complies with all environmental regulations and other legal requirements in Peru.  Under Peruvian law, the Company has to submit again its proposal at a third and final public hearing, which should take place before the end of this year.  After this, the MEM will have jurisdiction to approve the EIA or not.

We are confident that we will continue with the Tia Maria project as scheduled.  However, the Tia Maria project, or any other project which we may undertake in the future, may be subject to additional costs due to local community actions or other factors.

Item 2. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SCC share repurchase program:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, in the first quarter of 2009 the Company purchased 4.9 million shares of its common stock at a cost of $71.6 million.  In addition the Company purchased 12,000 shares in the third quarter of 2009 at a cost of $0.3 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $30.69	million)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.6

First quarter 2009:
01/12/09	01/31/09	1,075,000	15.17	29,585,150		16.3
02/01/09	02/28/09	2,260,350	13.45	31,845,500		30.4
03/01/09	03/27/09	1,564,650	15.89	33,410,150		24.9
Total		4,900,000	14.61			71.6

Second Quarter 2009		—		—	—

Third Quarter 2009:
09/01/09	09/30/09	12,000	28.05	33,422,150	1,415,476	0.3

Total purchased		33,422,150	$13.66			$456.5

As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership increased to 80% at March 27, 2009.

Item 6. – Exhibits

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2009 and 2008; (ii) the Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008; iii) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2009 and 2008; and iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 30, 2009

/s/ Genaro Guerrero
Genaro Guerrero
Vice President, Finance and Chief Financial Officer

October 30, 2009

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2009 and 2008; (ii) the Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008; iii) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2009 and 2008; and iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.