Form 10-K
period 2009-12-31
SOUTHERN COPPER CORP/
filed 2010-02-26
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Tatum Blvd. Suite 2500, Phoenix, AZ	85028
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (602) 494-5328

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
Lima Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to This Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of January 31, 2010, there were of record 850,000,000 shares of Common Stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of Common Stock (based upon the closing price at June 30, 2009 as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $3,475 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2010 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 183 through 184

Southern Copper Corporation (“SCC”)

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	183-185

	Signatures	186

	Supplemental information.	187-188

PART I.

ITEM 1. BUSINESS

THE COMPANY

Southern Copper Corporation (SCC” or the “Company”) is one of the largest integrated copper producers in the world.  We produce copper, molybdenum, zinc and silver.  All of our mining, smelting and refining facilities are located in Peru and in Mexico and we conduct exploration activities in those countries and Chile.  See Item 2 “Properties - Review of Operations” for maps of our principal mines, smelting facilities and refineries.  Our operations make us one of the largest mining companies in Peru and also in Mexico.  We believe we have the largest copper reserves in the world.  We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960.  Since 1996, our Common Stock is listed on both the New York and Lima Stock Exchanges.

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

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired in 2005.  Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead.  Minera Mexico operates through subsidiaries that are grouped into three separate units.  Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “Mexcobre Unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX/EW plant, a smelter, refinery and a rod plant.  Mexicana de Cananea S.A. de C.V. (together with its subsidiaries, the “Cananea Unit”) operates Cananea, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SX/EW plants.  Industrial Minera Mexico, S.A. de C.V. and Minerales Metalicos del Norte, S.A. (together with its subsidiaries, the “IMMSA Unit”) operate five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and several industrial processing facilities for zinc and copper.

We utilize modern/state of the art mining and processing methods, including global positioning systems and computerized mining operations.  Our operations have a high level of vertical integration that allows us to manage the entire production process, from the mining of the ore to the production of refined copper and other products and most related transport and logistics functions, using our own facilities, employees and equipment.

The sales prices for our products are largely determined by market forces outside of our control. Our management, therefore, focuses on cost control and production enhancement to remain profitable.  We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our focus is on seeking to remain profitable during periods of low copper prices and maximizing results in periods of high copper prices.  For additional information on the sale prices of the metals we produce, please see “Metal prices” in this item 1.

Currency Information:

Unless stated otherwise, all our financial information is presented in U.S. dollars and any reference herein to “U.S. dollars”, “dollars”, or “$” are to U.S. dollars; references to “S/.”, “nuevo sol” or “nuevos soles”, are to Peruvian nuevos soles; and references to “peso”, “pesos”, or “Ps.”, are to Mexican pesos.

Unit Information:

Unless otherwise noted, all tonnages are in metric tons.  To convert to short tons, multiply by 1.102.  All ounces are troy ounces.  All distances are in kilometers.  To convert to miles, multiply by 0.621.  To convert hectares to acres, multiply by 2.47.

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2009.  For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  Through its wholly-owned subsidiaries, Grupo Mexico as of December 31, 2009 owns 80.0% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”, “Branch” or “Peruvian Branch”).  The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru.  The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa.  It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru.  Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares, (See Note 13 “Non-controlling interest” of our consolidated financial statements).

On April 1, 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the Mexcobre Unit (ii) the Cananea Unit and (iii) the IMMSA Unit.  We own 99.95% of Minera Mexico.

In 2008 and 2009, pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, the Company purchased 33.4 million shares of its Common Stock at a cost of $456.6 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

REPUBLIC OF PERU AND MEXICO

Our revenues are derived primarily from our operations in Peru and Mexico.  Risks related to the Company’s operations in both countries include those associated with economic and political conditions, effects of currency fluctuations and inflation, effects of government regulations and the geographic concentration of the Company’s operations.

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

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in late 2003 and copper prices continued to improve into the third quarter of 2008, from the 15-year price lows set during 2002.  Late in the third quarter of 2008 the price of copper, as well as the price of other commodities, suffered a brief temporary decline as a consequence of the world financial crisis reaching price lows of $1.30 per pound in the 4th quarter of 2008.  However, in 2009 the copper price improved closing the year at $3.33 per pound and as of February 19, 2010, the LME and COMEX per pound copper prices were $3.26 and $3.36, respectively.

BUSINESS REPORTING SEGMENTS:

Company management views Southern Copper as having three reportable segments and manages on the basis of these segments.

The three segments identified are groups of individual mines, each of which constitutes an operating segment, with similar economic characteristics, type of products, processes and support facilities, similar regulatory environments, similar employee bargaining contracts and similar currency risks.  In addition, each mine within the individual group earns revenues from similar type of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

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

2.               Mexican open-pit operations, which include La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.  Sales of its products are recorded as revenue of our Mexican mines.  The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

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

Segment information is included in Item 2 “Properties”, under the captions — “Metal production by segments” and “Ore Reserves.”  More information on business segment and segment financial information are included in Note 20 “Segment and Related Information” of our consolidated financial statements.

CAPITAL EXPANSION PROGRAM

For a description of our capital expansion program see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Capital Expansion Program.”

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico and Chile.  We also conduct exploration in the areas of our current mining operations.  We invested $24.6 million on exploration programs in 2009, $37.0 million in 2008 and $40.2 million in 2007 and we expect to spend approximately $20.6 million in exploration expenditures in 2010.

Currently in Peru, we have direct control of 182,447 hectares of mineral rights.  In Mexico, we currently hold 368,182 hectares of exploration concessions.  We also currently hold 35,958 hectares of exploration concessions in Chile.

Peru

Los Chancas.  The Los Chancas project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit.

As a result of the pre-feasibility studies and after the preliminary design of the pit, estimates show 355 million tons of mineralized material with a copper content of 0.62%, 0.05% of molybdenum and 0.039 grams of gold per ton.  In 2009, 40,244 meters of diamond drilling were performed as part of the complementary studies geared to define the deposit’s ore reserves. In 2010, geotechnical studies will continue as part of the feasibility study.

Tantahuatay.  The Tantahuatay project is located in the department of Cajamarca in northern Peru.  The 2009 feasibility studies were oriented to evaluate the possibility of gold recovery from the upper part of the deposit, where a deposit of 27.1 million tons of mineralized material with an average silver content of 13.0 grams per ton and 0.89 grams of gold per ton were estimated.  In 2009, the environmental impact assessment was completed and approved by the Peruvian authorities.  In addition, we obtained the construction license for the mine and industrial complex.  We expect to start the construction of the project by the end of 2010 or early in 2011.  We have a 44.25% participation in the project.

Other Peruvian Prospects

In 2009, we continued with exploration near the Tia Maria district as well as regional exploration in the southern part of Peru.

For 2010 we are developing a program of approximately 21,000 meters of diamond drilling for some of our projects including at Cobrecancha, a copper and gold prospect, located in the central coast of Peru, at los Huallas, a copper and molybdenum prospect located in the Ayacucho region, and at Clara, a copper and gold prospect located in the Arequipa region.  We will also continue with the exploration program on already defined projects in Tacna and Arequipa, as well as with programs in different mineralized strips in Peru.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  The following are some of the more significant exploration projects:

El Arco.  The El Arco site is located in the state of Baja California in Mexico.  Previous exploration at the site indicate a deposit of approximately 846 million tons of mineralized material with average copper grades of 0.51% and 0.14 grams of gold as sulfide per ton, and 170 million tons of leachable mineralized materials with average copper grades of 0.35%.  In 2009, we identified a water source for the leaching operation.  Four production wells were tested and determined a potential water resource of approximately 200 liters per second in the area.  Also six diamond drill holes have been drilled to a depth of 2,640 meters in 2009. The 2008 and 2009 drilling program indicates mineralized material, with 0.50% - 0.70% average copper grades, extending 270 meters below the previously known mineralization.

Angangueo.  The Angangueo site is located in the state of Michoacan in Mexico.  A deposit of 13 million tons of mineralized material has been identified with diamond drilling.  Testing indicates that the deposit contains mineralized material containing 0.16 grams of gold and 262 grams of silver per ton, and is comprised of 0.79% lead, 0.97% copper and 3.5% zinc.  During 2005, we received the approval for our environmental impact study and we are in the process of obtaining land use approval.  During 2009, we continued negotiating with the State of Michoacan, Mexico to purchase various properties essential to our operations.  A prefeasibility study, commissioned in 2009, indicated that the Angangueo project needs to upgrade the Descubridora vein with more drilling.  Subsequent simulation work has indicated that Angangueo may be an economical project.

Buenavista.  The Buenavista site is located in the state of Sonora, Mexico, adjacent to the Cananea ore body.  Drilling and metallurgical studies have shown that the site contains approximately 36 million tons of mineralized material containing 29 grams of silver, 0.69% of copper and 3.3% of zinc per ton.  A new “scoping level” study indicates that Buenavista may be an economical deposit.  During 2007, 2,100 meters were drilled to upgrade the mineralized material and to acquire material for metallurgical testing.  Results confirmed the previous geologic interpretation of the mineralized areas.  Due to labor strike at the Cananea mine no work was performed in 2008 or 2009.

Carbon Coahuila.  In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant.  During 2007 along with 5,767 meters of drilling, 23 million tons of mineralized coal resources were identified at our Nueva Rosita No. 16 concession.  Due to budget constraints, exploration work on this project was deferred in 2008 and part of 2009 and as a result, only 6,338 meters were drilled during 2009 to define mineralized material for an open-pit mine in the area.

The Chalchihuites.  The Chalchihuites site is located in the State of Zacatecas.  It is a replacement deposit with mixed oxides and sulfides of lead, copper, zinc and silver.  A drilling program, in the late nineties, defined 16 million tons of mineralized material containing 95 grams of silver, 0.36% lead, 0.69% copper and 3.08% zinc per ton.  Preliminary metallurgical testing indicates a leaching precipitating-flotation recovery process that can be applied to this ore.  In 2009, we started a prefeasibility study, which is expected to be completed by the end of 2010.

Pilares.  In 2008, we bought Freeport-McMoran’s 49% interest in Minera Pilares, S.A. de C.V. (“Minera Pilares”), giving us 100% ownership.  Minera Pilares is located in the state of Sonora, ten kilometers from the town of Nacozari de Garcia and six straight line kilometers from our La Caridad mine.  The work to clear and prepare the access to the Porvenir tunnel started at the end of 2008.  Calculations using Mine-Sight software indicated 52.9 million tons of mineralized material, with 0.92% copper content.  Because all previous mineralized material calculation was based on rotary drilling, a diamond drilling program of 9,509 meters was performed in 2009.  A new mineralized material calculation, based on this drilling, will be undertaken in 2010. A “heavy medium” metallurgical test was also conducted on core from this drilling.  Preliminary results indicate that preconcentration by this method may be feasible for the Pilares ore. We expect to complete the results of this testing by the second half of 2010.

Sierra de Lobos.  This project is located southwest of the city of Leon, Guanajuato.  Our target is to identify a copper and zinc deposit with mineralized material with average grades between 0.5% and 1.0% copper and between 5% and 7% zinc including a small contribution of gold and silver.  In 2008, 1,636 meters were drilled.  Results confirm the presence of copper and zinc mineralization, but an economical deposit has not yet been identified.  Due to the changes in our investment program priorities no work was performed in 2009.  We expect to continue work on this project in 2010.

Chile

El Salado.  The El Salado prospect is located in northern Chile (Atacama area) and it corresponds to an ore body with copper and gold in veins.  In 2009 a diamond drilling program totaling 3,387 meters was completed; with this program we have concluded the exploration stage and during 2010 we will evaluate the results to determine what our next steps are for this prospect.

Resguardo de la Costa. During 2009 we continued with the exploration of El Resguardo de la Costa prospect (copper-gold in veins) located also in the Atacama area and completed 1,378 meters of diamond drilling; with this program we have concluded the exploration stage and during 2010 we will evaluate the results in order to determine how to proceed with this prospect.

Ticnamar. The Ticnamar prospect, located in northern Chile, has been explored as a deposit with copper-molybdenum porphyric veins. In 2009, 3,671 meters of diamond drilling were completed.  For 2010 we have budgeted 5,000 meters of diamond drilling.

Other Chilean Prospects.  For 2010 a drilling program of 11,500 meters has been planned for the following prospects located in northern Chile: Catanave (epithermal gold- silver veins), Santa Marta (porphyric copper-molybdenum veins) and San Benito (porphyric copper-molybdenum veins).

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

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 80% of our metal production for the year 2009, 2008 and 2007, was sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period according to the terms of the contract.

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

For additional information on sales please see Revenue recognition on Note 2 “Summary of significant accounting policies” and Note 20 “Segment and related information” of our consolidated financial statements.

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on the Commodities Exchange, or COMEX, in New York and the London Metal Exchange or LME, the two most important metal exchanges in the world.  Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week.  Our contract prices also reflect any negotiated premiums and the costs of freight and other factors.  From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions.  We entered into copper derivative contracts in 2008 and 2007.  During 2009 we did not enter into any copper or zinc derivative contracts and, at present, we do not have any copper or zinc swap contracts outstanding for 2010.  For a further discussion of derivative instruments see Item 7A “Quantitative and Qualitative Discussion about Market Risk”.  For a further discussion of our products market prices, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Metal Prices”.

The table below shows the high, low and average COMEX and LME copper prices during the last 15 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
1995	1.44	1.30	1.37	1.47	1.23	1.33
1996	1.31	0.86	1.06	1.29	0.83	1.04
1997	1.23	0.76	1.04	1.23	0.77	1.03
1998	0.86	0.64	0.75	0.85	0.65	0.75
1999	0.85	0.61	0.72	0.84	0.61	0.71
2000	0.93	0.74	0.84	0.91	0.73	0.82
2001	0.87	0.60	0.73	0.83	0.60	0.72
2002	0.78	0.65	0.72	0.77	0.64	0.71
2003	1.04	0.71	0.81	1.05	0.70	0.81
2004	1.54	1.06	1.29	1.49	1.06	1.30
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009-1st Q	1.85	1.38	1.57	1.85	1.38	1.55
2009-2nd Q	2.44	1.85	2.15	2.39	1.80	2.12
2009-3rd Q	2.95	2.15	2.66	2.94	2.19	2.65
2009-4th Q	3.33	2.67	3.03	3.33	2.66	3.02
2009	3.33	1.38	2.35	3.33	1.38	2.34

The per pound COMEX copper price during the last 5, 10 and 15 year periods averaged $2.70, $1.79 and $1.52, respectively.  The per pound LME copper price during the last 5, 10 and 15 year periods averaged $2.69, $1.78 and $1.51, respectively.

At February 19, 2010, the COMEX and LME copper prices were $3.36 and $3.26 per pound, respectively.

The table below shows the high, low and average market prices for our three principal by-products during the last 15 years:

	Zinc(LME)			Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)
Year	High	Low	Average	High	Low	Average	High	Low	Average
1995	0.52	0.44	0.47	6.10	4.38	5.19	16.50	4.25	8.08
1996	0.48	0.45	0.47	5.82	4.67	5.18	5.25	3.13	3.79
1997	0.80	0.47	0.60	6.31	4.16	4.87	4.75	3.59	4.31
1998	0.52	0.42	0.46	7.26	4.61	5.53	4.48	2.10	3.42
1999	0.56	0.41	0.49	5.76	4.87	5.22	2.80	2.52	2.66
2000	0.58	0.46	0.51	5.55	4.56	4.97	2.92	2.19	2.56
2001	0.48	0.33	0.40	4.81	4.03	4.36	2.58	2.19	2.35
2002	0.38	0.33	0.35	5.11	4.22	4.60	7.90	2.43	3.76
2003	0.46	0.34	0.38	5.98	4.35	4.89	7.60	3.28	5.29
2004	0.58	0.43	0.48	8.21	5.51	6.68	32.38	7.35	16.20
2005	0.87	0.53	0.63	9.00	6.43	7.32	39.25	25.00	31.99
2006	2.10	0.87	1.49	14.85	8.82	11.54	28.20	21.00	24.75
2007	1.93	1.00	1.47	15.50	11.47	13.39	33.75	24.50	30.19
2008	1.28	0.47	0.85	20.69	8.80	14.97	33.88	8.75	28.42
2009-1st Q	0.59	0.48	0.53	14.49	10.42	12.63	9.50	8.13	8.94
2009-2nd Q	0.76	0.57	0.67	15.95	11.79	13.75	10.60	7.83	9.10
2009-3rd Q	0.86	0.66	0.77	17.24	12.64	14.76	18.00	10.80	14.49
2009-4th Q	1.17	0.84	1.00	19.30	16.21	17.56	13.25	10.75	11.57
2009	1.17	0.48	0.75	19.30	10.42	14.67	18.00	7.83	11.03

The per pound LME zinc price during the last 5, 10 and 15 year periods averaged $1.04, $0.73 and $0.65, respectively.  The per ounce COMEX silver price during the last 5, 10 and 15 year periods averaged $12.38, $8.74 and $7.56, respectively.  The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5, 10 and 15 year periods averaged $25.28, $15.65 and $11.92, respectively.

At February 19, 2010 the LME zinc price was $1.03 per pound, the COMEX silver price was $16.41 per ounce and the Platt’s Metals Week Dealer Oxide molybdenum price was $15.75 per pound.

COMPETITIVE CONDITIONS

Competition in the copper market is primarily on a price and service basis, with price being the most important consideration when supplies of copper are ample.  The Company’s products compete with other materials, including aluminum and plastics.  For additional information, see “Item 1A – “Risk factors – The copper mining is highly competitive.”

EMPLOYEES

As of December 31, 2009, we had 11,523 employees, approximately 71.2% of whom are covered by labor agreements with ten different labor unions.  During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  Our Cananea, Taxco and San Martin mines in Mexico have been on strike since July 2007.

Peru

Approximately 62% of our Peruvian labor force was unionized at December 31, 2009, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.  The collective bargaining agreements with these unions expire in February 2010.  The Company commenced negotiations with them on February 5, 2010.  Additionally, there are five smaller unions representing the balance of the unionized workers.  Collective bargaining agreements for these smaller unions are in effect through November 2012.

During 2009 no additional strikes occured.  In 2008, strikes in support of a mining federation strike occurred at the Company’s operating areas, during which operations were close to normal.

Employees of the Toquepala and Cuajone units reside in townsites, where we have built 2,513 houses and apartments and 1,186 houses and apartments, respectively.  In 1998, company housing at our Ilo unit, was sold to workers at nominal prices.  We still hold 90 houses at Ilo for staff personnel.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsite and housing complexes include schools, medical facilities, churches, social clubs, shopping, banking and other services.

Mexico

Approximately 76% of the Mexican labor force was unionized at December 31, 2009, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements.  Typically Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In the last eight years the Cananea mine has experienced nine labor stoppages.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea.  In the second quarter 2008, the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  There were no termination payments made in 2009.  In accordance with FASB Codification topic 712-10-25, the Company has estimated a liability of $35.1 million, which was recorded on the consolidated balance sheet.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company has determined through its impairment analysis that no impairment exists as of December 31, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.  During 2009, the Company continued to provide periodic maintenance to the assets.

On February 11, 2010 a Mexican Federal Labor court ruled that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of the labor stopagges in July 2007 resulted in force majeure, thus providing legal basis for the termination of individual and unionized employees by the Company.  The Company expects due compliance of the referred ruling by the relevant federal and state authorities and looks forward to recovering control of the Cananea mine.

Additionally, the Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved. On December 10, 2009 a federal tribunal confirmed the legality of the San Martin strike.

Employees of the Mexcobre and Cananea Units reside in townsites at La Caridad and Cananea, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively.  Most of the employees of the IMMSA Unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping centers, banking and other services.  At the Cananea Unit, health care is provided free of charge to employees, retired unionized employees and their families.

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuels (including fuel oil to power boilers and generators, natural gas for metallurgical processes at our Mexican operations and diesel fuel for mining equipment), electricity and water.  We believe that supplies of fuel, electricity and water are readily available.  Although the prices of these raw materials may fluctuate beyond our control, we focus our efforts to reduce these costs through cost and energy saving measures.

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., an independent power company (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  In addition, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone.  Power is distributed over a 224-kilometer closed loop transmission circuit.  We obtain fuel in Peru primarily from a local producer.

In 1997, we sold our Ilo power plant to Enersur.  In connection with the sale, a power purchase agreement was also completed under which we agreed to purchase all of our power needs for our Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003 the agreement was amended releasing Enersur from its obligation to construct additional capacity to meet our increased electricity requirements and changing the power tariff as called for in the original agreement.

In 2009, we signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that we believe better reflect current economic conditions in the power industry and in Peru.  We expect to obtain savings in our future power costs.  The new economic conditions agreed in the MOU have been applied by Enersur to its invoices to us since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  The MOU also established a time frame in which Enersur and the Company must negotiate in good faith to settle certain pending issues, including agreeing on a power purchase agreement for the Tia Maria Project.  If the parties do not settle such pending issues, SCC will be free to negotiate with third parties.  However, the Company could lose the economic benefit negotiated in the MOU.

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

Mexico

Besides electric energy, the principal raw materials used in our operations are fuels.  Natural gas is used for metallurgical processes, to power furnaces, converters, casting wheels, boilers and electric generators.  Fuel oil is a backup for all these uses.  Also at our operations we use diesel oil for mining equipment.  Fuel, electricity and water supplies are readily available.  The prices of these materials may fluctuate beyond our control since the only supplier is the Mexican government. We therefore focus our efforts to reduce these costs through cost and energy saving measures.

In Mexico, fuel is purchased directly from Petroleos Mexicanos, (“PEMEX”), the state oil monopoly.  Electricity for our Mexican operations, which is used as the main energy source at our mining complexes, is purchased from the Comision Federal de Electricidad, the Federal Electricity Commission, or CFE, the state’s electrical power producer.  In addition, we recover some energy from waste heat boilers at the La Caridad smelter.  Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of PEMEX and CFE, which reflect government policy as well as international market prices for crude oil, natural gas and conditions in the refinery markets.  Mexcobre imports natural gas from the U.S. through its pipeline (between Douglas, Arizona and Nacozari, Sonora).  This permits us to import natural gas from the United States at market prices and thereby reduce operating costs.  A contract with PEMEX provides us with the option of using a monthly fixed price for a portion of our natural gas purchases.

In the last three years we entered into gas swap contracts to protect part of our gas consumption as follows:

	2009	2008	2007
Gas volume (MMBTUs)	184,000	460,000	900,000
Fixed price	$3.6350	$8.2175	$7.5250
Loss (in millions)	$—	$0.9	$0.9

The losses obtained were included in the production cost.  At December 31, 2009, we did not hold any open gas swap contracts.

In December 2005, we announced our plans for a 450 megawatt coal power generation plant in the state of Sonora, Mexico to supply our facilities.  In 2007, we reformulated this project to increase the plant capacity to 600 megawatt.  During 2008 and 2009, we continued with the feasibility study for this plant.

In Mexico, water is a national property and industries not connected to a public services water supply must obtain a water concession from Comision Nacional del Agua (the “National Water Commission”, or “CNA”).  Water usage fees are established in the Ley Federal de Derechos (the Federal Law on Water Rights), which distinguishes several availability zones with different fees per unit of volume according to each zone.  All of our operations have one or several water concessions and, with the exception of Mexicana de Cobre, pump out the required water from one or several wells.  Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants.  At our Cananea facility, we maintain our own wells and pay the CNA for water measured by usage.  Water conservation committees have been established in each plant in order to conserve and recycle water.  Water usage fees are updated on a yearly basis and have been increasing in recent years.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in Note 14 “Commitments and contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 243,891 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	420	—	1,176
Operations	26,848	27,801	5,619	—	60,268
Exploration	3,900	6,400	4,600	167,547	182,447
Total	31,048	34,657	10,639	167,547	243,891

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2009, 2008 and 2007 were approximately $1.1 million, $1.8 million and $1.4 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.  We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced in our Toquepala and Cuajone mines.  We made provisions of $43.7 million, $53.9 million and $62.8 million in 2009, 2008 and 2007 respectively, for this charge.  These provisions are included in cost of sales (exclusive of depreciation, amortization and depletion) on the consolidated statement of earnings.

Mexico

In Mexico we have approximately 365,931 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined in the table below.

	Underground Mines	La Caridad	Cananea	Projects	Total
	(hectares)
Mine concessions	88,323	98,687	22,317	156,604	365,931

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $8.5 per hectare depending on the beginning date of the mining concession.  Fees paid during 2009, 2008 and 2007 were approximately $2.5 million, $2.5 million and $2.2 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

ITEM 1A. RISK FACTORS:

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

During the last 15-year period the yearly average price of copper per pound on the COMEX ranged from a low $0.72 in 1999 and 2002, to a high $3.23 in 2007.  In 2009 the COMEX copper price increased from a quarterly low of $1.57 per pound in the first quarter to a quarterly high of $3.03 per pound in the fourth quarter and closed the year at $3.33 per pound.  The LME copper prices during these periods, while slightly different, closely paralleled the COMEX prices.  Molybdenum, zinc and silver during the same 15-year period showed average highs and lows as follows: molybdenum $2.35 per pound, low in 2001 and $31.99 per pound, high in 2005; zinc $0.35 per pound, low in 2002 and $1.49 per pound, high in 2006; and silver $4.36 per ounce, low in 2001 and $14.97 per ounce high in 2008.

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

There is a degree of uncertainty attributable to the calculation of reserves.  Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only.  The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry.  We may be required in the future to revise our reserves estimates based on our actual production.  We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered.  Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty taxes and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time.  Reserves data are not indicative of future results of operations.  Our reserves are depleted as we mine. We depend on our ability to replenish our ore reserves for our long-term viability.  We use several strategies to replenish and increase our ore reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic.  Acquisitions may also contribute to increased ore reserves and we review potential acquisition opportunities on a regular basis.  However, we cannot assure you that we will be able to continue with our strategy to replenish reserves indefinitively.

Our business requires levels of capital expenditures which we may not be able to maintain.

Our business is capital intensive.  Specifically, the exploration and exploitation of copper and other metal reserves, mining, smelting and refining costs, the maintenance of machinery and equipment and compliance with laws and regulations require significant capital expenditures.  We must continue to invest capital to maintain or to increase the amount of copper reserves that we exploit and the amount of copper and other metals we produce.  We cannot assure you that we will be able to maintain our production levels to generate sufficient cash, or that we have access to sufficient financing to continue our exploration, exploitation and refining activities at or above present levels.

Restrictive covenants in the agreements governing our indebtedness and the indebtedness of our Minera Mexico subsidiary may restrict our ability to pursue our business strategies.

Our financing instruments and those of our Minera Mexico subsidiary include financial and other restrictive covenants that, among other things, limit our and Minera Mexico’s abilities to incur additional debt and sell assets.  If either we or our Minera Mexico subsidiary do not comply with these obligations, we could be in default under the applicable agreements which, if not addressed or waived, could require repayment of the indebtedness immediately.  Our Minera Mexico subsidiary is further limited by the terms of its outstanding notes, which also restrict the Company’s applicable incurrence of debt and liens.  In addition, future credit facilities may contain limitations on our incurrence of additional debt and liens, on our ability to dispose of assets, or on our ability to pay dividends to our Common Stock holders.

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

Through 2009, our management set aside $1.8 billion of unremitted earnings of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is our intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.

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

Interruptions of energy supply or increases in energy costs and other production costs may adversely affect our results of operations.

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constitute approximately 36% of our total 2009 production cost.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  In recent years the price of oil has risen dramatically due to a variety of factors.  Disruptions in energy supply or increases in costs of energy resources or increases of other production costs could have a material adverse effect on our financial condition and results of operations.

Shortages of water supply, critical parts, equipment and skilled labor may adversely affect our operations and development projects

Our mining operations require significant quantities of water for mining, ore processing and related support facilities.  Although each operation currently has sufficient water rights to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities.  Additionally, we have not yet secured adequate water rights to support all of our announced expansion projects, and our inability to secure those rights could prevent us from pursuing some of those opportunities. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

Our results and financial condition are affected by global and local market conditions.

We are subject to the risks arising from adverse changes in domestic and global economic and political conditions.  Our industry is cyclical by nature and fluctuates with economic cycles, including the current global economic recession.

If the world-wide financial and economic crisis continues or intensifies, it could have an impact on our business and our financial condition.  We cannot predict if the administrative and legislative actions taken in the United States and elsewhere in the world to address this situation will be successful in reducing the severity or duration of the recession.  The continuation or intensification of the global economic recession and credit crisis in the financial markets may prompt banks to limit or deny lending to us or to our customers, which may have an adverse effect on our liquidity and on our ability to carry out our announced capital investment programs.  Additionally, the continuation or intensification of the global economic recession and credit crisis may prompt our customers to slow down or reduce the purchase of our products.  We may experience longer sales cycles, difficulty in collecting sales proceeds, and lower prices for our products.  A change in the demand of our products could impact our results of operations and financial condition.  We cannot provide any assurance that any of these events will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Environmental, health and safety laws, regulatory response to climate change, and other regulations may increase our costs of doing business, restrict our operations or result in operational delays.

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

Recently, Peruvian environmental laws have been enacted imposing closure and remediation obligations on the mining industry.  Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us.  Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation. We further discuss these obligations in our Note 10 “Asset Retirement Obligation” to our consolidated financial statements.  Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. We believe our operations are in compliance with all environmental laws and regulations within the areas we operate.

Regulatory response to climate change, restrictions, caps, taxes, or other controls on emissions of greenhouse gasses, including on emissions from the combustion of carbon-based fuels, could significantly increase our operating costs. Restrictions on emissions could also affect our customers.  A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change.  These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers.

The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances. These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperatures. These effects may adversely impact the cost, production and financial performance of our operations.

The development of more stringent environmental protection programs in Peru and Mexico and in relevant trade agreements could impose constraints and additional costs on our operations and require us to make significant capital expenditures in the future.  We cannot assure you that future legislative, regulatory or trade developments will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

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

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate.  As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results.  These costs principally include electricity, labor, maintenance, local contractors and fuel.  For the year ended December 31, 2009, a substantial portion of our costs were denominated in a currency other than U.S. dollar.  Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined.  The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the currencies which most influence our costs.

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

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  As of December 31, 2009, unions represented approximately 71% of our workforce.

In recent years our Cananea mine has experienced a number of labor stoppages.  Since July 30, 2007 the mine has been on strike which continues into 2010.

Related to the Cananea strike, on January 7, 2009 the judge of the fifth district on labor matters annulled a decision favorable to the Company.  The Company filed a request for a review of this ruling before an appellate federal court, which declared the strike legal on March 19, 2009.  On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the Union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals.  Most of individual challenges by unionized workers have been resolved by a federal tribunal, dismissing their complaint.  The case presented by the National Mining and Metal Workers Union is pending before a federal tribunal.

The Company, the State of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea.  On February 11, 2010 a Mexican Federal Labor court ruled that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of the labor stopagges in July 2007 resulted in force majeure, thus providing legal basis for the termination of individual and unionized employees by the Company.  The Company expects due compliance of the referred ruling by the relevant federal and state authorities and looks forward to recovering control of the Cananea mine.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company has determined through its impairment analysis that no impairment exists as of December 31, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change. During 2009, the Company continued providing periodic maintenance to the assets.

Additionally, our Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.  On December 10, 2009 a federal tribunal confirmed the legality of the San Martin strike.

We cannot assure you when these strikes will be settled, or that in the future we will not experience strikes or other labor related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Our new mining or metal production projects may be subject to additional costs due to community actions and other factors

Our exploration, mining, milling, smelting and refining activities are subject to Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards.  As in any other country, environmental regulations in Peru and Mexico have become increasingly stringent over the last decades.  In accordance with mining regulations in the countries where we operate, we have to submit an environmental impact assessment (“EIA”) for all our new mining projects or expansions of existing mining operations and/or facilities.  The EIA is then discussed at various open hearings with the local communities, where they have the opportunity to voice their opinion and/or concerns.  In Peru, the Ministry of Energy and Mines (“MEM”) usually requires the mining companies to address the questions of the communities.  The MEM is the entity that approves the EIA and the execution of mining projects.

The Tia Maria project located in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SX-EW copper cathodes per year.  The approved budget for the project is $934 million.  Through December 31, 2009, $280 million has been invested in this project.

At the last public hearing in August 2009, some of the local communities in the surrounding area of the Tia Maria project have opposed the use of underground water for the project alleging that it could cause a shortage of water supply for the farmers in the local communities and other potential impacts.  We are working with the local communities and the Peruvian authorities to respond to the communities concerns on the project and ensure that our Tia Maria mining project complies with all environmental regulations and other legal requirements in Peru.  Under Peruvian law, the Company has to submit again its proposal at a third and final public hearing.  This hearing scheduled to take place on February 15, 2010 has been postponed and the Company is working with the MEM to reschedule the hearing.  After this, the MEM will have jurisdiction to approve the EIA or not. Construction is delayed pending this approval.

We are confident that we will continue with the Tia Maria project.  However, this project, or any other project which we may undertake in the future, may be subject to additional costs or delays due to local community actions or other factors.

We are controlled by Grupo Mexico, which exercises control over our affairs and policies and whose interests may be different from yours.

Grupo Mexico owns indirectly 80% of our capital stock.  Certain of our and Minera Mexico’s officers and directors are also officers of Grupo Mexico.  We cannot assure you that the interests of Grupo Mexico will not conflict with ours.

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

Grupo Mexico reported that under its reorganization plan for Asarco, LLC (“Asarco”), it had secured financing of $1.5 billion. We cannot assure you that this increased financial obligation of our parent will not result in our parent corporation attempting to obtain increased dividends or other funding from us.

In addition, we and Minera Mexico have in the past engaged in, and expect to continue to engage in, transactions with Grupo Mexico and its other affiliates which are related party transactions and may present conflicts of interest.  For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see Note 19 “Related Party Transactions.”

We may not continue to pay a significant amount of our net income as cash dividends on our Common Stock in the future.

We have distributed a significant amount of our net income as dividends since 1996.  Our dividend practice is subject to change at the discretion of our Board of Directors at any time.  The amount that we pay in dividends is subject to a number of factors, including our results of operations, financial condition, cash requirements, tax considerations, future prospects, legal restrictions, contractual restrictions in credit agreements, limitations imposed by the government of Peru, Mexico or other countries where we have significant operations and other factors that our Board of Directors may deem relevant.  In light of our expansion program and the current global economic conditions, it is possible that future dividend distributions will be reduced from the levels of recent years.

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

A significant part of our operations are conducted in Peru.  Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in Peru.  During the past several decades, Peru has had a history of political instability that has included military coups and a succession of regimes with differing policies and programs.  Past governments have frequently intervened in the nation’s economy and social structure.  Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investment as well as limitations on imports, have restricted the ability of companies to dismiss employees, have expropriated private sector assets (including mining companies), have prohibited the remittance of profits to foreign investors.

For further discussion of contributions that the Company agreed to make to support the development of Peru and Peruvian legislation imposing royalty charges on mining companies, see “Regional Development Contribution” and “Royalty Charge” in our Note 14 “Commitments and Contingencies” to our consolidated financial statements.

Terrorism in Peru was a risk in the 1980s and 1990s due to the presence of Sendero Luminoso’s, or Shining path and the Movimiento Revolucionario Tupac Amaru’s or Tupac Amaru Revolutionary Movement political activities.   In the past decade (2000s) a few isolated terrorist incidents, mainly related to drug activities, have occurred in rural areas where drugs are processed.

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

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions in Mexico will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Peruvian inflation, reduced economic growth and fluctuations in the nuevo sol exchange rate may adversely affect our financial condition and results of operations.

Over the past several decades, Peru has experienced periods of high inflation, slow or negative economic growth and substantial currency devaluation.  The inflation rate in Peru, as measured by the Indice de Precios al Consumidor (Consumer Price Index) and published by the Instituto Nacional de Estadistica e Informatica, (National Institute of Statistics and Informatics), has fallen from a high of 7,649.7% in 1990 to 0.2% in 2009.  The Peruvian currency has been devalued numerous times during the last 20 years.  The devaluation rate has decreased from a high of 4,019.3% in 1990 to a revaluation of 8.0% in 2009.  Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars.  If inflation in Peru were to increase without a corresponding devaluation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our Common Stock, could be affected.  Although the Peruvian government’s economic policy reduced inflation and the Peruvian economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.

Among the economic circumstances that could lead to a devaluation of the nuevo sol is the decline of Peruvian foreign reserves to inadequate levels.  However, Peru’s foreign reserves at December 31, 2009, were $33.1 billion as compared to $31.2 billion and $27.7 billion at December 31, 2008 and 2007, respectively.  We cannot assure that Peru will be able to maintain adequate foreign reserves to meet its foreign currency denominated obligations or that Peru will not devalue its currency should its foreign reserves decline.

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

The annual inflation rate in Mexico was 3.6% in 2009, 6.5% in 2008 and 3.8% in 2007.  The Bank of Mexico has publicly announced a target of 5% inflation for 2010.  At the same time, the peso has been subject in the past to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso increased by 3.5% in 2009, decreased by 24.5% in 2008 and increased by 0.1% in 2007.

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

SULFURIC ACID PRODUCTION

Sulfur dioxide gases are produced in the copper smelting and zinc roasting processes.  As a part of our environmental preservation program, we treat the sulfur dioxide emissions at two of our Mexican plants and at Peruvian processing facilities to produce sulfuric acid, some of which is, in turn, used for the copper leaching process, with the rest sold to mining and fertilizer companies located principally in Mexico, Peru, United States, Chile and other countries.

SILVER AND GOLD REFINING

Silver and gold are recovered from copper, zinc and lead concentrates in the smelters and refineries, and from slimes through electrolytic refining.

KEY PRODUCTION CAPACITY DATA:

All production facilities are owned by the Company.  The following table sets forth as of December 31, 2009, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2009 Production	2009 Capacity Use

PERUVIAN OPEN-PIT UNIT

Mining Operations
Cuajone Open-pit Mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd – Milling	83.0 ktpd	95.4%
Toquepala Open-pit Mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd – Milling	60.4 ktpd	100.0%
Toquepala SX-EW Plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electro winning	56.0 ktpy – Refined	38.0 ktpy	67.9%
Processing Operations
Ilo Copper Smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy – Concentrate feed	1,127.5 ktpy	94.0%
Ilo Copper Refinery	Ilo (Peru)	Copper refining	280 ktpy – Refined cathodes	262.2 ktpy	93.6%
Ilo Acid Plants	Ilo (Peru)	Sulfuric Acid	1,050 ktpy - Sulfuric acid	1,077.0 ktpy	102.6%
Ilo Precious Metals Refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	349 tpy	109.1%

MEXICAN OPEN-PIT UNIT
Cananea Open-Pit Mine (2)	Sonora (Mexico)	Copper Ore milling & recovery, copper concentrate production	76.7 ktpd – Milling	—	—
Cananea SX-EW I, II Plants (2)	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	—	—
La Caridad Open-Pit Mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd – Milling	90.7 ktpd	100.8%
La Caridad SX-EW Plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electro winning	21.9 ktpy – Refined	23.2 ktpy	105.9%
Processing Operations
La Caridad Copper Smelter (3)	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy – Concentrate feed	466.0 ktpy	46.6%
La Caridad Copper Refinery (3)	Sonora (Mexico)	Copper refining	300 ktpy Copper cathode	117.1 ktpy	39.0%
La Caridad Copper Rod Plant (3)	Sonora (Mexico)	Copper rod production	150 ktpy Copper rod	60.1 ktpy	40.1%
La Caridad Precious Metals Refinery (3)	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	2.8 ktpy – Slime	0.7 ktpy	25%

La Caridad Sulfuric Acid Plant (3)	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy – Sulfuric acid	485.7 ktpy	31.0%

IMMSA UNIT
Underground Mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy - Milled ore	1,161.9 ktpy	79.6%
San Martin (2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy - Milled ore	—	—
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy - Milled ore	1,542.1 ktpy	70.4%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy - Milled ore	306.2 ktpy	55.9%
Taxco (2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy - Milled ore	—	—
Nueva Rosita Coal & Coke Complex(4)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal 100 ktpy coke	106.2 ktpy 70.4 ktpy	11.8% 70.4%
Processing Operations
San Luis Potosi Copper Smelter	San Luis Potosi (Mexico)	Concentrate smelting, blister production	60 ktpy concentrate feed 24.0 ktpy blister production	19.9 ktpy 20.0 ktpy	33.2% 83.3%
San Luis Potosí Zinc Refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	98.7 ktpy	94.0%
San Luis Potosi Sulfuric Acid Plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	174.6 ktpy	97.0%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy = tons per year

(1)                      Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)                      During 2009, there was no production at the Cananea, Taxco and San Martin mines, due to strikes.

(3)                      The 2009 capacity utilization at the La Caridad processing facilities was reduced by the lack of materials from the Cananea mine, which was on strike.

(4)                      At December 31, 2009, the coal reserves for the Nueva Rosita coal plant were 99,507,000 tons with average sulfur content of 1.1% and a BTU content of 8,491 per pound.

PROPERTY BOOK VALUE

At December 31, 2009, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$427.6
Toquepala	563.7
Tia Maria project	280.0
Ilo and other support facilities	641.9
Property in progress	113.1
Total	$2,026.3

Mexican open-pit operations:
Cananea	$533.7
La Caridad	1,056.6
Property in progress and other facilities	25.5
Total	$1,615.8

Mexican IMMSA Unit:
San Luis Potosi	$38.1
Zinc electrolytic refinery	67.8
Charcas	16.3
San Martin	30.9
Santa Barbara	61.8
Taxco	5.5
Santa Eulalia	15.0
Nueva Rosita	21.7
Property in progress and other facilities	21.3
Total	$278.4

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2009	2008	2007
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	280,263	251,651	310,560
Cuajone	416,562	432,249	401,498
SX-EW Toquepala	83,691	85,537	80,844

Mexico open-pit
La Caridad	225,975	213,691	225,443
Cananea	—	13,591	140,896
SX-EW La Caridad	51,182	48,422	50,072
SX-EW Cananea	—	20,811	76,265

IMMSA Unit	12,396	11,949	19,961
Total Mined	1,070,069	1,077,901	1,305,539

Smelted
Peru open-pit
Blister Ilo	19,270	—	20,466
Anodes Ilo	742,475	675,903	511,906

Mexico open-pit
Anodes La Caridad	307,880	379,000	446,894

IMMSA Unit
Blister IMMSA	43,903	41,881	45,894
Total Smelted	1,113,528	1,096,784	1,025,160

Refined
Peru Open-pit
Cathodes Ilo	578,096	548,381	393,297
SX-EW Toquepala	83,690	88,511	88,920

Mexico Open-pit
Cathodes La Caridad	258,233	309,366	382,152
SX-EW La Caridad	51,182	48,422	50,072
SX-EW Cananea	—	20,811	76,265
Total Refined	971,201	1,015,491	990,706

Rod Mexico Open-pit
La Caridad	132,435	168,172	212,978
Total Rod	132,435	168,172	212,978

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,788	1,591	2,047
Cuajone	2,584	2,482	2,219

Mexico Open-pit
La Caridad	2,052	1,796	1,893
Cananea	—	81	798

IMMSA Unit	6,778	6,366	8,272
Total Mined	13,202	12,316	15,229

Refined
Peru Open-pit — Ilo	3,270	2,971	2,657
Mexico Open-pit — La Caridad	6,505	4,386	3,539
IMMSA Unit	3,314	3,484	3,805
Total Refined	13,089	10,841	10,001

MOLYBDENUM (thousand pounds)
Mined
Toquepala	7,932	10,289	13,730
Cuajone	11,669	9,793	8,424
La Caridad	21,597	16,052	13,578
Total Mined	41,198	36,134	35,732

ZINC (thousand pounds)
Mined IMMSA	243,456	235,718	266,787
Refined IMMSA	217,570	210,365	200,105

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are approximately 825 meters and 800 meters deep, respectively, under the present mine plan configuration both pits will reach a depth of 1,200 meters.  The deepening pit presents us with a number of geotechnical challenges.  Perhaps the foremost concern is the possibility of slope failure, a possibility that all open-pit mines face.  In order to maintain slope stability, in the past we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements.  We have also responded to hydrological conditions and removed material displaced by a slope failure.  There is no assurance that we will not have to take these or other actions in the future, any of which may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves.  To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

In the late 1990’s we hosted round table meetings in Vancouver, B.C. with a group of recognized slope stability and open-pit mining specialists.  The agenda for these meetings was principally a review of pit design for mines with greater than 700 meter depth.  The discussions included practices for monitoring, data collection and blasting processes.

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

In 2009 some programs of oriented and conventional geotechnical drilling were executed in the Toquepala mine, including inclined and vertical drills, totaling 2,296 meters.

To increase the possibility of mining in the event of a slide, we have provided for two ramps of extraction for each open-pit mine.

While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit.  A number of recommendations and observations were presented by the consultants.  These included a recommendation of a maximum average bench face angle of 72 degrees.  Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope.  We are currently reviewing these recommendations, but since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes.  Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.  We are also collecting new information related to geotechnical data from the latest drilling in 2009.

A geotechnical evaluation, of the Cananea 15-year pit slope design, was prepared by an independent mine consulting firm.  Results of the study included slope design angles by sectors as well as recommendations related to slope stability.  Currently, the mine is in the second phase of a geohydrological study.  This is a follow-up study of a phase 1 open-pit dewatering assessment completed by independent water management consultants in 2004.  A third phase of the study, which addresses pit dewatering design, and drilling of peripheral monitoring boreholes and dewatering test wells, will follow and is expected to be completed in 2010.  The recommendations proposed by the consulting firms in Phases 1 and 2, have been implemented.

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

The table below sets forth 2009, 2008 and 2007 production information for our Cuajone operations:

		2009	2008	2007
Mine annual operating days		365	366	365
Total material mined	(kt)	117,939	118,054	116,438
Total ore mined	(kt)	32,030	30,217	28,310
Copper grade	(%)	0.677	0.751	0.755
Molybdenum grade	(%)	0.023	0.022	0.022
Leach material mined (1)	(kt)	11	—	—
Leach material grade	(%)	0.515	—	—
Stripping ratio	(x)	2.68	2.91	3.11
Total material milled	(kt)	32,049	30,250	28,352
Copper recovery	(%)	87.06	86.38	85.10
Molybdenum recovery	(%)	72.5	66.2	61.1
Copper concentrate	(kt)	718.9	759.1	706.7
Molybdenum concentrate	(kt)	9.6	8.1	7.0
Copper concentrates average grade	(%)	26.28	25.83	25.77
Molybdenum concentrate average grade	(%)	55.06	54.89	54.57
Copper in concentrate	(kt)	188.95	196.1	182.1
Molybdenum in concentrate	(kt)	5.3	4.4	3.8

Key:	kt = thousand tons
x = ratio obtained dividing waste plus leachable material by ore mined
(1) No oxide material was mined in 2008 and 2007.
Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major Cuajone mine equipment includes eleven 290-ton capacity trucks, twenty 218-ton capacity trucks and seven 231-ton capacity trucks, three 56-cubic yard capacity shovels, one 73-cubic yard shovel, one 42-cubic yard shovel (estimated use in 2010 is 10%), one 33-cubic yard capacity front loader, four electric drills and one on standby.  Auxiliary equipment: seven wheel bulldozers, seven Caterpillar bulldozers, two 988 CAT front loaders, one 966 CAT front loader and three motorgraders.  We continuously improve and renovate our equipment.

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

Mine exploration

Exploration activities during the drill campaign in 2009 are as follows:

Studies	Meters	Holes	Notes
Infill drilling	2,169	17	To obtain additional information to improve confidence in our block model.
Geotechnical holes	1,651	5	To improve geotechnical information
Total	3,820	22

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

Major Cuajone concentrator plant equipment includes: one primary crusher, three secondary crushers, seven tertiary crushers, eleven primary ball mills, four ball mills for re-grinding rougher concentrate; one vertical mill for re-grinding rougher concentrate; thirty 100 cubic feet cells for rougher flotation; four 160 cubic feet cells for rougher flotation; five 60 cubic feet cells for cleaner scavenger; six 1350 cubic feet cells for cleaner scavenger; fourteen 300 cubic feet cells for cleaner scavenger; eight column cells; one Larox filter press and one FLS Smith filter press; two thickeners for copper-molybdenum and copper concentrates; three tailings thickeners; one high-rate tailings thickener and six pumps for recycling reclaimed water.

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

The table below sets forth 2009, 2008 and 2007 production information for our Toquepala operations:

		2009	2008	2007
Mine annual operating days		365	366	365
Total material mined	(kt)	149,287	131,646	130,267
Total ore mined	(kt)	21,685	21,356	20,889
Copper grade	(%)	0.655	0.608	0.759
Molybdenum grade	(%)	0.028	0.036	0.046
Leach material mined	(kt)	86,692	74,286	90,521
Leach material grade	(%)	0.223	0.226	0.235
Estimated leach recovery	(%)	25.61	26.34	26.89
SX/EW cathode production (from SCC material)	(kt)	38.0	38.8	36.7
Third parties copper sulfate processed	(kt)	—	5.6	15.2
Average copper grade on copper sulfate	(%)	—	23.88	24.16
SX/EW cathode production from third parties	(kt)	—	1.3	3.7
Stripping ratio	(x)	5.88	5.16	5.24
Total material milled	(kt)	21,700	21,328	20,906
Copper recovery	(%)	89.44	88.03	88.78
Molybdenum recovery	(%)	60.2	60.93	64.39
Copper concentrate	(kt)	466.4	419.7	521.9
Molybdenum concentrate	(kt)	6.6	8.5	11.4
Copper concentrate average grade	(%)	27.3	27.20	26.99
Molybdenum concentrate average grade	(%)	54.54	54.91	54.60
Copper in concentrate	(kt)	127.1	114.1	140.9
Molybdenum in concentrate	(kt)	3.6	4.7	6.2

Key:	kt = thousand tons
x = ratio obtained dividing waste plus leachable material by ore mined.
Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major mine equipment at Toquepala includes twenty-six 290-ton capacity trucks, five 231-ton capacity trucks, eighteen 218-ton capacity trucks, one 60-cubic yard capacity shovel, three 56 cubic-yard capacity shovels, three 73-cubic yard capacity shovels, one 20-ton capacity shovel, six electric rotary drills, one Down the Hole (DTH) drill for pre-split and one front-end loader with a capacity of 37 tons.

We continuously improve and renovate our equipment.  In 2009, we put into operation one electric rotary drill, three 73-cubic yard capacity shovels and seven new Komatsu 930E 290-ton capacity trucks with improved haul efficiency.

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

Mine Exploration

Exploration activities during the drill campaign in 2009 are as follows:

Studies	Meters	Holes	Notes
Infill and lateral body delimitation (leach and ore of Phase II)	14,710	27	To obtain additional information to improve confidence in the block model.
To define depth and location of potential surfaces of fault.	2,296	13	Holes were performed for better understanding the behavior of the Micalao fault system.
Total	17,006	40

Concentrator

Our Toquepala concentrator operations use state-of-the-art computer monitoring systems in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the crushing circuit, where rotating crushers reduce the size of the rocks by approximately 85%, to less than one-half of an inch.  The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder.  The finely ground powder mixed with water is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  The bulk concentrate with sufficient molybdenum content is processed to recover molybdenum by inverse flotation.  This final copper concentrate with a content of approximately 27.5% of copper is filtered in order to get 8.5% moisture.  Concentrates are then shipped by rail to the smelter at Ilo.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major concentrator plant equipment at Toquepala include one primary crusher, three secondary crushers, six tertiary crushers, eight rod mills, thirty-three ball mills, one distributed control system, one expert grinding system, forty-two flotation cells, fifteen column cells, seventy-two Agitair 1.13 cubic meter cells, two Larox pressure filters, five middling thickeners, two conventional tailings thickeners, three high-rate tailings thickeners, one tripper car, one track tractor and a recycled water pipe line.

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

Major equipment at the Cuajone SX plant includes one primary jaw crusher and one secondary cone crusher with a capacity of 390 tons per hour.  In addition, the plant has one agglomeration mill, one front end loader and three 109-ton capacity trucks for hauling to the leach dumps.  Copper in solution produced in Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

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

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility.  Copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.  The nominal installed capacity of the smelter is 1,200,000 tons of concentrate per year.

Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper.  At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag which is tapped through a taphole to either of two rotary holding furnaces, where these smelted phases will be separated.  Copper matte contains approximately 62% copper.  Copper matte is then sent to the four Pierce Smith converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper.  The blister copper is refined in two anode furnaces by oxidation to remove sulfur with compressed air injected into the bath.  Finally, the oxygen content of the molten copper is adjusted by reduction with injection of liquefied petroleum gas with steam into the bath.  Anodes, containing approximately 99.7% copper are cast in two casting wheels.

The table below sets forth 2009, 2008 and 2007 production and sales information for our Ilo smelter plant:

		2009	2008	2007
Concentrate smelted	(kt)	1,127	1,003	846
Average copper recovery	(%)	97.4%	97.10%	96.59%
Blister production	kt	8.8	—	9.3
Average blister grade	(%)	99.407%	—	99.369%
Anode production	(kt)	337.7	307.5	232.9
Average anode grade	(%)	99.721%	99.704%	99.698%
Sulfuric acid produced	(kt)	1,077	959	771
Blister sales	(kt)	11.7	—	9.3
Anode sales	(kt)	17.7	10.0	14.1
Average blister sales price	($/lb)	2.49	—	3.20
Average anode sales price	($/lb)	2.38	1.84	2.87

Key:	kt = thousand tons

The off gases from the smelter are treated to recover over 92% of the incoming sulfur received in the concentrates producing 98.5% sulfuric acid.  The gas stream from the smelter with 11.34% SO2 is split between two plants: The No. 1 acid plant (single absorption/single contact) and the No. 2 plant (double absorption/double contact).  Approximately, 16% of the acid produced is used at our facilities with the balance sold to third parties. We anticipate that our internal usage will be over 80% when the Tia Maria project begins operation.

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

The table below sets forth 2009, 2008 and 2007 production and sales information for our Ilo refinery and precious metals plants:

		2009	2008	2007
Cathodes produced	(kt)	262.2	248.7	178.4
Average copper grade	(%)	99.998%	99.986%	99.998%
Refined silver produced	(000 Kg)	101.7	92.4	82.7
Refined gold produced	(kg)	342.0	152.9	296.0
Commercial grade selenium produced	(t)	56.0	44.2	35.4
Average cathodes sales price	($/lb)	2.31	2.95	3.20
Average silver sales price	($/oz)	13.87	14.20	12.30
Average gold sales price	($/oz)	941.18	833.59	692.29

Key:	kt = thousand tons

Major equipment at the refinery includes one electrolytic plant, with 926 commercial cells, fifty-two starting sheet cells, sixteen primary liberator cells, twenty-four secondary liberator cells, an anodic slime treatment circuit (includes leaching and centrifugation), and an electrolytic bleeding off system by railroad to Toquepala’s leaching plants.

Main equipment at the precious metals plant includes one selenium reactor, one tilting Copella furnace, twenty-four silver electrorefining cells including an induction furnace for shots and silver ingots production and one hydrometallurgical system for gold recovery.

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

The industrial railroad’s main equipment includes fifteen locomotives of different types including 4000HP EMD’s SD70, 3000HP EMD’s GP40-3, 2250HP GE U23B and others.  The rolling stock has approximately 502 cars of different types and capacities, including ore concentrate cars, gondolas, flat cars, dump cars, boxcars, tank cars and others.  The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load.  The total length of the track system is around 257 kilometers including main yards and sidings.

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

MEXICAN OPERATIONS

Following is a map indicating the approximate locations of our Mexican mines and processing facilities:

LEGEND
UNDERGROUND MINES / COAL
OPEN PIT MINES
PLANTS - SMELTERS AND REFINERIES
MAIN EXPLORATION PROJECTS
INTERNATIONAL BORDER
STATE BORDER
United States of America
110°
100°
30°
20°
CANANEA
LA CARIDAD
HERMOSILLO
CHIHUAHUA
SANTA EULALIA
NUEVA ROSITA
COAHUILA
SANTA BARBARA
MONTERREY
Gulf of California
DURANGO
SAN MARTÍN
CHARCAS
ZACATECAS
SAN LUIS POTOSI
Gulf of México
Pacific Ocean
CD. DE MEXICO
MICHOACAN
TAXCO
GUERRERO
Guatemala
N

MEXICAN MINES AND PROCESSING FACILITIES	Date: January 2009
	Scale: Graphic (km)

MEXICAN OPEN-PIT SEGMENT

Our Mexican open-pit segment operations combines two units of Minera Mexico, Mexcobre and Mexcananea, which includes La Caridad and Cananea mine complexes and smelting and refining plants and support facilities which service both complexes.

Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes as well as our processing facilities:

ARIZONA
U. S. A.
NEW MEXICO
Gila Bend
Tucson
Lordsburg
Benson
Bisbee
Nogales Ar.
Douglas
MEXICO
Nogales Son.
Agua Prieta
Cananea
La Angostura Dam
Nacozari
Tail Dam
Cananea Mine
GULF OF CALIFORNIA
Cumpas
Mocterume
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
FerroMex Railroad
Capital City
Main Cities

MAP SHOWING LOCATION AND ACCESS TO CANANEA AND LA CARIDAD MINES AND FACILITIES

Date: January 2009

Cananea

Except for very brief periods, Cananea has been on strike since July 2007. Please see the Company efforts and the current developments of the strike in Note 14 “Commitments and contingencies” to our consolidated financial statements.

The Cananea mining unit operates an open-pit copper mine, a concentrator and two SX/EW plants.  It is located 100 air-kilometers northwest of La Caridad and 40 kilometers south of the Arizona U.S.-Mexican border.  It lies on the outskirts of the Cananea townsite.  Cananea is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast, and to the town of Imuris to the west.  Cananea is also connected by railway to Agua Prieta and Nogales.  A municipal airport is located approximately 20 kilometers to the northeast of Cananea.

The concentrator has a nominal milling capacity of 76,700 tons per day.  The SX/EW facility has a cathode production capacity of 54,750 tons per year.  The Cananea ore body is considered one of the world’s largest porphyry copper deposits.  Cananea is the oldest continuously operated copper mine in North America, with operations dating back to 1899.  High grade ore deposits in the district were mined exclusively using underground methods.  The Anaconda Company acquired the property in 1917.  In the early 1940s Anaconda started developing the first open-pit in Cananea.  In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Cananea mining assets for $475 million.  Cananea is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator.  Two leach ore crushers and the corresponding belt conveying systems are used to convey the leachable material to the heaps.  Likewise, run-off mine leachable ore is hauled by trucks to the leach dumps.

The following table shows 2009, 2008 and 2007 production information for Cananea:

		2009	2008	2007
Mine annual operating days (1)		—	88	211
Total material mined	(kt)	—	4,820	74,672
Total ore mined	(kt)	—	1,271	12,545
Copper grade	(%)	—	0.628	0.630
Leach material mined	(kt)	—	2,965	39,198
Leach material grade	(%)	—	0.285	0.272
Estimated leach recovery	(%)	—	65.5	65.5
SX/EW cathode production	(kt)	—	9.4	34.6
Stripping ratio	(x)	—	2.79	4.95
Total material milled	(kt)	—	1,233	12,571
Copper concentrate	(kt)	—	24.5	229.8
Copper concentrate average grade	(%)	—	25.14	27.81
Copper in concentrate	(kt)	—	6.2	63.9
Copper recovery	(%)	—	79.65	81.22

Key:kt = thousand tons

x  = ratio obtained dividing waste plus leachable material by ore mined.

The copper grade is total grade.

(1)          The following table summarizes the estimated production losses at our Cananea mine due to the strike:

	2009	2008	2007
Days of strike	365	278	154
Estimated strike production loss (tons):
Copper in concentrates	120	129	55
SX/EW cathode production	56	59	24

Major Cananea mine equipment includes 44 trucks for ore hauling with individual capacities ranging from 240 to 360 tons, eight shovels with individual capacities ranging from 30 to 70 cubic yards, and mine auxiliary equipment including, seven drillers, five front loaders, five motor graders and twenty-four tractors.

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

Mineralization in the district is extensive covering a surface area of approximately 30 square kilometers.  An early pegmatitic stage associated with bornite-chalcopyrite-molybdenite assemblage was followed by a widespread flooding of hydrothermal solutions with quartz- pyrite-chalcopyrite.  A pervasive quartz-sericite alteration is evident throughout the district’s igneous rock fabric.

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

Mine Exploration

Due to Cananea’s illegal work stoppage, there were no exploration programs developed during 2008 and 2009.  Assuming settlement of the work stoppage, the core drilling program in the areas adjacent to the deposit will be continued in 2010 in order to define areas where leach and waste will be deposited.

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

The Cananea concentrator plant, with a milling capacity of 76,700 tons per day, consists of two primary crushers, four secondary crushers, ten tertiary crushers, ten primary mills, an expert control system, five mills for re-grinding, 103 primary flotation cells, ten column cells, seventy exhaustion flotation cells, seven thickeners and three ceramic filters.  In addition, the facility has 48 wells and a pumping station for fresh water supply, a tailings dam and a reclaimed water pumping station.

SX/EW Plant

The Cananea Unit operates a leaching facility and two SX/EW plants.  All copper ore with a grade lower than the mill cut-off grade of 0.38%, but higher than 0.25% copper, is delivered to the leach dumps.  A cycle of leaching and resting occurs for approximately five years to achieve a 62.5% recovery in the run-of-mine dumps and three years for the crushed leach material to achieve a 73% recovery.

The Cananea Unit currently maintains 21.0 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.82 grams of copper per liter.

Major equipment at I and II SX-EW plants includes two crushing systems (No.1 and No.2).  Crushing system No. 1 has a capacity of 32,000 tons per day and includes an apron feeder, a conveyor belt feeder, eight conveyor belt systems and a distributor car.  Crushing system No. 2 has a capacity of 48,000 tons per day and includes one crusher, a conveyor belt feeder, four conveyor belts and a distributing car.  There are three irrigation systems for the dumps and eleven dams for the pregnant leach solution (PLS).  Plant I has four solvent extraction tanks with a nominal capacity of 16,000 liters per minute of PLS and 52 electrowinning cells and has a daily production capacity of 30 tons of copper cathodes with 99.999% purity.  Plant II has five trains of solvent extraction with a nominal capacity of 55,000 liters per minute of PLS and 216 cells distributed in two bays and has a daily production capacity of 120 tons of copper cathodes with 99.9% purity.

We intend to increase the Cananea Unit’s production of copper cathodes with a new SX/EW plant, (SXEW III) with an annual capacity of 33,000 tons.  The plant would produce copper cathodes of ASTM grade 1 or LME grade A.  The project includes the installation of storage for deliverables required for operation of the plant and the installation of an emergency power plant and a fire protection system.  Due to the ongoing strike at Cananea, this project has been put on hold until we satisfactorily resolve the labor issue.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX/EW plant, lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari de Garcia in northeastern Sonora.  Nacozari is about 264 kilometers northeast of the Sonora state capital of Hermosillo and 121 kilometers south of the U.S.-Mexico border.  Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems.  An airstrip with a reported runway length of 2,500 meters is located 36 kilometers north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery.  The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine.  Access is by paved highway and by railroad.

The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SX/EW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, and the precious metals refinery in 1999.

The table below sets forth 2009, 2008 and 2007 production information for La Caridad:

		2009	2008	2007
Mine annual operating days		365	366	365
Total material mined	(kt)	85,491	85,739	80,819
Total ore mined	(kt)	32,952	31,779	30,970
Copper grade	(%)	0.378	0.380	0.408
Molybdenum grade	(%)	0.0460	0.0380	0.0377
Leach material mined	(kt)	35,093	38,053	30,017
Leach material grade	(%)	0.234	0.235	0.252
Estimated leach recovery	(%)	46.18	50.84	34.44
SX/EW cathode production	(kt)	23.2	22.0	22.7
Total material milled	(kt)	33,099	31,587	31,129
Stripping ratio	(x)	1.59	1.70	1.61
Copper concentrate	(kt)	453.7	421.5	423.0
Molybdenum concentrate	(kt)	18.0	13.7	11.2
Copper concentrate average grade	(%)	22.59	23.00	24.18
Molybdenum concentrate average grade	(%)	54.51	53.02	54.83
Copper in concentrate	(kt)	102.5	96.9	102.3
Molybdenum in concentrate	(kt)	9.8	7.3	6.2
Copper recovery	(%)	82.02	80.70	80.43
Molybdenum recovery	(%)	65.87	60.59	52.54

Key:	kt = thousand tons
x = ratio obtained dividing waste plus leachable material by ore mined
The copper and molybdenum grade are total grade. The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is at present about 65.87%.

Major mine equipment includes twenty-seven trucks for ore hauling with capacity of 240 tons, six shovels with a capacity of 43 cubic yard.  Loading and auxiliary equipment include six drillers, five front loaders, three motorgraders and twenty tractors.

Geology

The La Caridad deposit is a typical porphyry copper and molydenum deposit as seen also in the southwestern basin of United States.  The La Caridad mine uses a conventional open-pit mining method.  The ore body is at the top of a mountain, which gives La Caridad the advantage of a relative low waste-stripping ratio, natural pit drainage and relative short haul for both ore and waste.  The mining method involves drilling, blasting, loading and haulage of ore mill and waste to the primary crushers and the leach materials and waste to dumps, respectively.

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

The La Caridad porphyry copper-molydenum deposit occurs exclusively in felsic to intermediate intrusive igneous rocks and associated breccias.  Host rocks include diorite and granodiorite.  These rocks are intruded by a quartz monzonite porphyry stock and by numerous breccia masses, which contain fragments of all the older rock types.

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

Mine Exploration

The La Caridad ore body has been mined for over 30 years.  The extent of the model area is approximately 6,000 meters by 4,000 meters with elevation ranging from 750 to 1,800 meters.

Sixteen drilling campaigns have been conducted on the property since 1968.  These campaigns drilled a total of 3,317 drill holes: 1,154 were diamond drill holes and 2,163 were reverse circulation.  We have also drilled some hammer and percussion drill holes.  A total of 603,290 meters have been drilled through December 2009.

In 2008, La Caridad finished a large exploration program of 50,000 meters.  The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes.  There was no exploration program in 2009.  However, in 2010, we plan an exploration program of 15,000 meters with the objective of further defining the copper and molybdenum mineralization continuity.

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

SX/EW Plant

Approximately 572.84 million tons of leaching ore with an average grade of approximately 0.251% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2009.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a SX/EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs.  The SX/EW facility has an annual capacity of 21,900 tons of copper cathodes.

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

Smelter

Copper concentrates from Cananea and La Caridad are transported by rail and truck, respectively, to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity.  Sulfur dioxide off-gases collected from the flash furnace, the El Teniente converter and conventional converters are processed into sulfuric acid, at two sulfuric acid plants.  Approximately 2% to 3% of this acid is used by our SX-EW plants and the balance is sold to third parties.

Almost all of the anodes produced in the smelter are sent to the La Caridad copper refinery.  The actual installed capacity of the smelter is 1,000,000 tons per year, a capacity that is sufficient to treat all the concentrates of the La Caridad and Cananea mining complexes.  The smelter includes a flash type concentrates drier, a steam drier, a flash furnace, one El Teniente modified converter furnace, two electric slag-cleaning furnaces, three Pierce-Smith converters, three rafinnate furnaces and two casting wheels.  The anode production capacity is 300,000 tons per year.

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

The table below sets forth 2009, 2008 and 2007 production information for the La Caridad processing facilities:

		2009	2008	2007
Smelter
Total copper concentrate smelted	(kt)	466.0	574.6	684.8
Anode copper production	(kt)	140.8	173.2	204.4
Average copper content in anode	(%)	99.19	99.25	99.19
Average smelter recovery	(%)	98.50	97.50	97.55
Sulfuric acid production	(kt)	485.7	578.2	674.3
Refinery
Refined cathode production	(kt)	117.1	140.3	173.3
Refined silver production	(000 kg)	202.3	136.4	110.1
Refined gold production	(Kg)	950.1	666.0	544.0
Rod Plant
Copper rod production	(kt)	60.1	76.3	96.6

		2009	2008	2007
Sales data:
Average realized price copper rod	($ per lb)	2.49	3.24	3.24
Average premium copper rod	($ per lb)	0.11	0.11	0.07
Average realized price gold	($ per ounce)	976.30	858.80	660.57
Average realized price silver	($ per ounce)	14.93	13.84	13.04
Average realized price sulfuric acid	($ per ton)	25.70	145.99	47.66

Key:	kt = thousand tons

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

The table below sets forth 2009, 2008 and 2007 production information for our Mexican IMMSA Unit:

		2009	2008	2007
Average annual operating days(*)		325	315	290
Total material mined and milled	(kt)	3,010	2,923	3,863
Zinc average ore grade	(%)	4.07	4.14	3.62
Zinc concentrate produced	(kt)	199.1	194.0	222.8
Zinc concentrate average grade	(%)	55.47	55.10	54.32
Zinc average recovery	(%)	90.22	88.37	86.47
Lead average ore grade	(%)	0.91	0.89	0.65
Lead concentrate produced	(kt)	40.4	38.3	39.1
Lead concentrate average grade	(%)	55.67	53.36	49.53
Lead average recovery	(%)	82.34	78.38	77.09
Copper average ore grade	(%)	0.37	0.37	0.39
Copper concentrate produced	(kt)	18.7	18.3	36.9
Copper concentrate average grade	(%)	30.06	29.57	24.51
Copper average recovery	(%)	50.74	50.42	59.52

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

The Charcas complex’s equipment includes thirteen jumbo drilling tools, twenty scoop trams for mucking and loading, eight trucks and two locomotives for internal ore haulage and three hoists.  In addition, the mill has one primary crusher, one secondary crusher and two tertiary crushers, four mills and three flotation circuits.

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

Mine exploration

At Charcas, 17,592 meters of diamond drilling were executed from underground stations and 15,830 meters from surface.  With this drilling, 1,418,891 tons were added to the reserve base in 2009.

The table below sets forth 2009, 2008 and 2007 production information for our Charcas mine:

		2009	2008	2007
Annual operating days		322	325	324
Total material mined and milled	(kt)	1,162	1,169	1,259
Zinc average ore grade	(%)	5.50	5.70	5.46
Zinc concentrate produced	(kt)	108.9	109.5	112.4
Zinc concentrate average grade	(%)	56.98	56.94	56.91
Zinc average recovery	(%)	97.08	93.53	93.14
Lead average ore grade	(%)	0.47	0.53	0.32
Lead concentrate produced	(kt)	7.9	9.8	7.6
Lead concentrate average grade	(%)	52.81	45.40	33.70
Lead average recovery	(%)	76.58	71.26	63.78
Copper average ore grade	(%)	0.22	0.23	0.22
Copper concentrate produced	(kt)	3.2	3.6	4.2
Copper concentrate average grade	(%)	29.56	28.54	26.17
Copper average recovery	(%)	37.02	37.83	40.07

kt = thousand tons

The Charcas mine uses the hydraulic cut-and-fill method and the room-and-pillar mining method with descending benches.  The broken ore is hauled to the underground crusher station.  The crushed ore is then hoisted to the surface for processing in the flotation plant to produce lead, zinc and copper concentrates.  The capacity of the flotation plant is 4,100 tons of ore per day.  The lead concentrate produced at Charcas is treated at a third party refinery in Mexico.  The zinc and copper concentrates are treated at our San Luis Potosi zinc refinery and copper smelter.

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

The major mine equipment at Santa Barbara includes eighteen jumbo drilling tools, one Simba drilling tools, thirty-nine scoop trams, thirteen trucks and eleven locomotives for internal ore haulage, seven trucks for external haulage and six hoists.  For treating the ore, there are six primary jaw crushers, one secondary crusher and two tertiary crushers, three mills and three flotation circuits.  The concentrator plant has a milling capacity of 5,800 tons of ore per day.

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

Mine Exploration:

In Santa Barbara, 12,488 meters were drilled from underground stations and 5,676 meters from the surface in 2009.  With this drilling 428,107 tons were added to the reserve base in 2009.

The table below sets forth 2009, 2008 and 2007 production information for our Santa Barbara mines:

		2009	2008	2007
Annual operating days		328	327	326
Total material mined and milled	(kt)	1,542	1,461	1,450
Zinc average ore grade	(%)	2.49	2.37	2.18
Zinc concentrate produced	(kt)	59.4	55.9	48.6
Zinc concentrate average grade	(%)	55.44	53.68	53.94
Zinc average recovery	(%)	85.72	86.69	82.82
Lead average ore grade	(%)	0.95	0.90	0.85
Lead concentrate produced	(kt)	22.7	19.4	19.5
Lead concentrate average grade	(%)	54.34	54.28	52.40
Lead average recovery	(%)	84.07	80.20	83.02
Copper average ore grade	(%)	0.53	0.53	0.53
Copper concentrate produced	(kt)	15.5	14.8	15.1
Copper concentrate average grade	(%)	30.16	29.82	29.81
Copper average recovery	(%)	57.31	56.87	58.49

kt = thousand tons

San Martin

San Martin has been on strike since July 2007.  Please see note 14 “Commitments and contingencies” to our consolidated financial statements.

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

Mine Exploration

There was no mine exploration drilling in 2008 and 2009 because the San Martin mine was on strike.

The table below sets forth 2009, 2008 and 2007 production information for our San Martin mines:

		2009	2008	2007
Annual operating days		—	—	171
Total material mined and milled	(kt)	—	—	625
Zinc average ore grade	(%)	—	—	1.76
Zinc concentrate produced	(kt)	—	—	16.0
Zinc concentrate average grade	(%)	—	—	51.68
Zinc average recovery	(%)	—	—	75.16
Lead average ore grade	(%)	—	—	0.18
Lead concentrate produced	(kt)	—	—	1.1
Lead concentrate average grade	(%)	—	—	32.26
Lead average recovery	(%)	—	—	32.96
Copper average ore grade	(%)	—	—	0.69
Copper concentrate produced	(kt)	—	—	17.6
Copper concentrate average grade	(%)	—	—	19.59
Copper average recovery	(%)	—	—	80.21

kt = thousand tons

The following table summarizes the estimated production losses at our San Martin mine due to the strike:

	2009	2008	2007
Days of strike	365	366	136
Estimated strike production loss (tons):
Zinc in concentrates	10,264	10,292	6,078
Lead in concentrates	500	501	477
Copper in concentrates	4,360	4,375	2,237

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

Mine Exploration

At Santa Eulalia, in 2009, 4,826 meters were drilled from underground stations and 9,649 meters from the surface.  With this drilling 484,923 tons were added to the reserve base in 2009.

The table below sets forth 2009, 2008 and 2007 production information for our Santa Eulalia mine:

		2009	2008	2007
Annual operating days		326	326	326
Total material mined and milled	(kt)	306.2	293.0	281
Zinc average ore grade	(%)	6.57	6.73	6.60
Zinc concentrate produced	(kt)	30.8	28.7	28.1
Zinc concentrate average grade	(%)	50.20	50.87	50.23
Zinc average recovery	(%)	77.01	73.87	76.14
Lead average ore grade	(%)	2.35	2.29	2.24
Lead concentrate produced	(kt)	9.8	9.1	8.5
Lead concentrate average grade	(%)	61.05	59.94	61.10
Lead average recovery	(%)	83.23	81.41	82.35

kt = thousand tons

Taxco

Taxco has been on strike since July 2007.  Please see note 14 “Commitments and contingencies” to our consolidated financial statements.

The Taxco mining complex is located on the outskirts of the city of Taxco in the northern part of the State of Guerrero, Mexico, approximately 71 kilometers from the city of Cuernavaca, Morelos, where access through the highway to the complex is possible.  The complex includes several underground mines (San Antonio, Guerrero and Remedios) and a flotation plant and produces lead and zinc concentrates, with some amounts of gold and silver.  The mining district in which the Taxco mines are located was discovered in 1519.  Mining activities in the 20th century commenced in 1918.  The Taxco district lies in the northern part of the Balsas-Mexcala basin adjacent to the Paleozoic Taxco-Zitacuaro Massif.

We employ shrinkage, cut-and-fill and the room and pillar mining methods at the Taxco mines.  The flotation plant has a capacity of 2,000 tons of ore per day.  The lead concentrate is treated at a third party refinery in Mexico.  The zinc concentrate is either treated at the San Luis Potosi zinc refinery or exported.

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

Mine Exploration

There was no mine exploration drilling in 2009 and 2008 because the Taxco mine was on strike.

The table below sets forth 2009, 2008 and 2007 production information for our Taxco mine:

		2009	2008	2007
Annual operating days		—	—	171
Total material mined and milled	(kt)	—	—	248
Zinc average ore grade	(%)	—	—	4.08
Zinc concentrate produced	(kt)	—	—	17.7
Zinc concentrate average grade	(%)	—	—	47.83
Zinc average recovery	(%)	—	—	83.77
Lead average ore grade	(%)	—	—	0.56
Lead concentrate produced	(kt)	—	—	2.4
Lead concentrate average grade	(%)	—	—	43.69
Lead average recovery	(%)	—	—	74.97

kt = thousand tons

The following table summarized the production losses at our Taxco mine due to the strike:

	2009	2008	2007
Days of strike	365	366	136
Estimated strike production loss (tons):
Zinc in concentrates	13,270	13,306	5,531
Lead in concentrates	2,225	2,233	873

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

The plant operates one blast furnace (with a second on stand-by) that smelts incoming materials, mainly copper concentrates and copper by-products from lead plants, to produce a copper matte.  The copper matte is then treated in one of the two Pierce Smith converters, producing copper blister (95.7% copper), which in 2008 contained approximately 2.1 ounces of gold and 360 ounces of silver per ton of copper blister produced.  Of a total copper concentrate intake of 40,878 tons in 2008, approximately 29% was supplied by the IMMSA Unit’s mines and the remaining amount was purchased from third parties.  Approximately, 25% of the blister production is treated at the La Caridad copper smelter and the remaining 75% is sold to third party refineries throughout the world.

The San Luis Potosi copper smelter equipment includes two yard locomotives, two drag-shovels, twenty dump cars and six mechanical front loaders for the furnace charge mixing. Smelting and conversion equipment include three blast furnaces, two Pierce Smith converter furnaces, two molding furnaces, six electric front loaders, six towing units, three narrow way locomotives, two bridge cranes, two 7-ton cranes and three hoists.  Venting system equipment includes nine fans with different capacities and two filtering bag houses.  This plant has a smelting capacity of 24,000 tons of blister copper per year.

As the materials treated at the smelter contain various impurities (especially lead and arsenic), the facility has been equipped with an arsenic recovery plant for treatment of the flue dust produced in the blast furnace section.  This material contains approximately 35% lead and 18% arsenic which, when treated, produces approximately 1,800 tons per year of high purity arsenic trioxide which is, in turn, sold to customers in the United States principally to the wood preserving industry.  Approximately 13,000 tons per year of lead bearing calcines are sold annually to a Mexican company, Industrias Peñoles, S.A. de C.V. (“Peñoles”).

The table below sets forth 2009, 2008 and 2007 production information for our San Luis Potosi copper smelter:

		2009	2008	2007
Total copper concentrate smelted	(kt)	44.1	40.9	48.1
Blister copper production	(kt)	20.0	19.0	20.8
Silver in blister	(oz. per ton)	416	360	397
Gold in blister	(oz. per ton)	2.2	2.1	1.5
Copper average grade in blister	(%)	95.7	96.0	96.1
Average smelter recovery	(%)	97.52	97.07	97.18
Average realized price copper blister	($ per pound)	2.43	2.63	3.35

kt = thousand tons

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982.  It was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery.  The refinery produces special high grade zinc (99.995% zinc), high grade zinc (over 99.9% zinc) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand.

The electrolytic zinc refinery’s major equipment includes a roaster with 85 square meters of roasting area, a steam recovery boiler and an acid plant.  There is a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.  Additionally, the equipment includes a cell house with two electrowinning circuits to finally obtain metallic zinc; an alloy and molding area with two induction furnaces and four molding systems, two of them with chains to produce 25 kilogram ingots; and two casting wheels to manufacture one ton Jumbo pieces.  This refinery has a production capacity of 105,000 tons of refined zinc per year.

The table below sets forth 2009, 2008 and 2007 production information for our San Luis Potosi zinc refinery:

		2009	2008	2007
Total zinc concentrate treated	(kt)	193.7	179.2	181.3
Refined zinc produced	(kt)	98.7	95.4	90.9
Sulfuric acid produced	(kt)	174.6	162.1	165.1
Refined silver produced	(kt)	12.8	10.0	10.3
Refined gold produced	(k)	7.0	6.0	5.0
Refined cadmium produced	(kt)	0.6	0.6	0.6
Average refinery recovery	(%)	95.5	95.2	94.0
Average realized price refined zinc	($ per lb)	0.78	0.89	1.46
Average realized price zinc concentrate	($ per lb)	0.82	0.88	1.57
Average realized price silver	($ per oz)	16.10	13.82	13.02

kt = thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex, which began operations in 1924, is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It includes a) an underground coal mine, which has been closed as a result of an accident in 2006; b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; c) a coal washing plant completed in 1998 with a capacity of 900,000 tons per year that produces clean coal of a higher quality; and d) a re-engineered and modernized 21 coke oven facility capable of producing 105,000 tons of coke (metallurgical, nut and fine) per year of which 95,000 tons are metallurgical coke.  There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered.  There are also boilers to produce 80,000 steam pounds that are used in the by-products plant.  The re-engineering and modernization of 21 ovens was completed in April, 2006 and it is presently operating with no problems to report.

At present, the coke oven installation supplies the San Luis Potosi copper smelter with low-cost coke, resulting in significant cost savings to the smelter.  The surplus production is sold to Peñoles and other Mexican consumers in northern Mexico.  We expect to sell 79,935 tons of metallurgical coke in 2010.

Mine Exploration:

During 2009 at Nueva Rosita, 6,338 meters of diamond drilling were performed at the Esperanzas properties.  Through this drilling we identified approximately 1.2 million tons of mineralized material.

The table below sets forth 2009, 2008 and 2007 production information for our Nueva Rosita coal and coke complex:

		2009	2008	2007
Coal mined - underground mine	(kt)	—	—	—
Coal mined — open-pit	(kt)	238.2	296.8	97.4
Total coal mined	(kt)	238.2	296.8	97.4
Average BTU content	BTU/Lb	9,080.0	9,100.0	9,054.9
Average percent sulfur	%	1.80	1.80	1.78
Clean coal produced	(kt)	106.2	91.5	41.1
Coke tonnage produced	(kt)	72.0	70.3	63.4
Average realized price coal	($ per ton)	38.5	27.70	29.01
Average realized price arsenic clean coal	($ per ton)	—	45.00	—
Average realized price coke	($ per ton)	279.0	213.62	197.0

kt = thousand tons

The Nueva Rosita complex includes a modern washing plant and a set of 21 coke ovens with a capacity of 100,000 tons of coke per year, a by-product plant to clean the coke oven gas in which tar, ammonium sulfate and light crude oil are recovered, and two boilers which produce 80,000 steam pounds that are used in the by-products plant.

ORE RESERVES

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

Our Mexican operations, including the Cananea and La Caridad reserves, are calculated using a mathematical block model and applying the Mine-Sight software system. The estimated grades per block are classified as proven and probable.  These grades are calculated applying a three-dimensional interpolation procedure and the inverse distance squared.  Likewise, the quadrant method or spherical search is implemented in order to limit the number of composites that will affect the block’s interpolated value.  The composites data is derived from the geological exploration of the ore body.  In order to classify the individual blocks in the model, a thorough geostatistical variogram analysis is conducted, taking into consideration the principal characteristics of the deposit.  Based on this block model classification, and with the implementation of the Lerch-Grossman algorithm, and the Mine-Sight Pit Optimizer procedure, mineable reserves are determined.  The calculated proven and probable reserves include those blocks that are economically feasible to mine by open-pit method within a particular mine design.

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.903 per pound for copper and $23.443 per pound for molybdenum, both current prices as of December 31, 2009.  The current prices for copper and molybdenum were $3.148 and $28.022 as of December 31, 2008 and $2.664 and $28.987 as of December 31, 2007.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term.  Since December 31, 2009 these price assumptions are $1.80 per pound for copper and $11.00 per pound for molybdenum.  The average metal prices over the last 10 and 15 years periods and the continued positive outlook for these metals have led us to use these prices.  In prior years, we used metals price assumptions of $1.20 per pound for copper and $9.00 per pound for molybdenum.

For the years 2009, 2008 and 2007, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open-pit:

Cuajone mine — Liset F. Vicente, Senior Mine Engineer

Toquepala mine — T. Wilbert Perez, Superintendent Mine Engineering

Mexican open-pit:

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

Charcas - Jose P. Guerrero, Planning and Control Superintendent

Santa Eulalia — Guillermo Garcia, Planning and Control Superintendent

Taxco - Marco A. Gonzalez, Regional Geologist

San Martin - Maria I. Carrillo, Chief Engineer

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” — “Critical Accounting Policies and Estimates” — “Ore Reserves.”

The table below details our proven and probable copper and molybdenum reserves as estimated at December 31, 2009.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT			MEXICAN	Sensitivity to Change in
	Cuajone	Toquepala	Cananea Mine	La Caridad	TOTAL OPEN-	IMMSA	metals prices (3)
	Mine (1)	Mine (1)	(1)	Mine (1)	PIT MINES	UNIT (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.903	2.903	2.903	2.903	2.903	2.903	3.484	2.323
Molybdenum ($/lb.)	23.443	23.443	23.443	23.443	23.443	23.443	28.139	18.755
Cut-off grade	0.152%	0.177%	0.115%	0.116%	0.135%		0.111%	0.172%
Sulfide ore reserves (kt)	2,764,754	3,734,293	6,384,423	4,105,787	16,989,257	48,400	18,236,782	14,734,444
Average grade:
Copper	0.468%	0.462%	0.388%	0.221%	0.377%	0.479%	0.363%	0.405%
Molybdenum	0.017%	0.022%	—	0.028%	0.023%	—	0.023%	0.024%
Lead	—	—	—	—	—	0.924%	—	—
Zinc	—	—	—	—	—	2.941%	—	—
Leachable material (kt)	18,208	1,645,504	1,930,048	378,575	3,972,335		3,329,646	5,029,524
Leachable material grade	0.467%	0.100%	0.135%	0.197%	0.128%		0.113%	0.149%

Waste (kt) (5)	7,196,503	14,686,147	6,789,405	1,752,789	30,424,844		31,294,454	28,651,653
Total material (kt)	9,979,465	20,065,944	15,103,876	6,237,151	51,386,436		52,860,882	48,415,621
Stripping ratio	2.61	4.37	1.37	0.52	2.02		1.90	2.29

Leachable material
Reserves in stock (kt)	18,375	1,101,481	707,552	577,255	2,404,663		2,404,663	2,404,663
Average copper grade	0.479%	0.149%	0.127%	0.251%	0.169%		0.169%	0.169%

In pit reserves (kt)	18,208	1,645,504	1,930,048	378,575	3,972,335		3,329,646	5,029,524
Average copper grade	0.467%	0.100%	0.135%	0.197%	0.128%		0.113%	0.149%

Total leachable reserves (kt)	36,583	2,746,985	2,637,600	955,830	6,376,998		5,734,309	7,434,187
Average copper grade	0.473%	0.119%	0.133%	0.230%	0.143%		0.137%	0.155%
Copper contained in ore reserves (kt) (4)	13,024	18,898	27,377	9,808	69,107	232	70,013	67,176

kt = Thousand tons

(1)   The Cuajone, Toquepala, Cananea and La Caridad concentrator recoveries calculated for these reserves were 85.70%, 86.67%, 81.0% and 81.58%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)   The IMMSA Unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,423 and 447 thousand tons, respectively.

(3)   In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2009.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.  The analysis above does not include our IMMSA Unit’s underground mines, for which the sensitivity analysis is as follows:

Sensitivity to 20% Change in Metals Prices

	Increase 20%	Decrease 20%
Sulfide ore reserves (thousands of tons)	49,088	46,060
Average grade copper	0.479%	0.492%
Copper contained (thousands of tons)	235	226

(4)   Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade plus (ii) the product of in-pit leachable reserves and the average copper grade.  Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2009 calculated based on long-term price assumptions of, $1.80 for copper and $11.00 for molybdenum.

	Cuajone Mine	Toquepala Mine	Cananea Mine	La Caridad Mine	Total Open-Pit Mines	IMMSA (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	1.800	1.800	1.800	1.800	1.800	1.800
Molybdenum ($/lb.)	11.00	11.00	11.00	11.00	11.00	11.00
Cut-off grade	0.203%	0.244%	0.226%	0.200%	0.221%
Sulfide ore reserves(kt)	1,914,403	2,211,792	3,504,378	1,701,583	9,332,156	43,291
Average grade:
Copper	0.508%	0.482%	0.511%	0.285%	0.462%	0.507%
Molybdenum	0.018%	0.018%	—	0.027%	0.021%	—
Lead	—	—	—	—	—	0.970%
Zinc	—	—	—	—	—	3.042%
Leachable material (kt)	14,131	1,648,838	3,597,769	1,308,787	6,569,525
Leachable material grade	0.521%	0.141%	0.201%	0.187%	0.184%
Waste (kt)	4,535,627	10,332,059	4,946,320	946,396	20,760,402
Total material (kt)	6,464,160	14,192,689	12,048,467	3,956,766	36,662,082
Stripping ratio	2.38	5.42	2.44	1.33	2.93

Leachable material
Reserves in stock (kt)	18,375	1,101,481	707,552	577,255	2,404,663
Average copper grade	0.479%	0.149%	0.127%	0.251%	0.169%
In-pit reserves (kt)	14,131	1,648,838	3,597,769	1,308,787	6,569,525
Average copper grade	0.521%	0.141%	0.201%	0.187%	0.184%
Total leachable reserves (kt)	32,506	2,750,319	4,305,321	1,886,042	8,974,187
Average copper grade	0.497%	0.144%	0.189%	0.207%	0.180%
Copper contained in ore reserves (kt) (2)	9,799	12,986	25,139	7,290	55,214	219

(kt) = Thousand tons

(1)   The IMMSA Unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are 1,317 and 420 thousand tons, respectively.

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

4.     In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

Tonnage and grade reconciliation for 2009 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	32,952	0.657%	32,300	0.677%	(652)	0.020%
Toquepala	20,991	0.657%	21,700	0.655%	709	(0.002)%
Cananea (*)	—	—	—	—	—	—
La Caridad	32,522	0.369%	32,952	0.378%	430	0.009%

(*) In 2009, the Cananea mine was on strike.

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2009:

	Proven	Probable
	(average spacing in meters)
Cuajone	83.83	120.32
Toquepala	79.42	116.65
Cananea	51.96	100.94
La Caridad	44.73	102.28

ITEM 3. LEGAL PROCEEDING

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 14 “Commitments and contingencies.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company, their ages as of January 31, 2010 and their positions.

Name	Age	Position
German Larrea Mota Velasco	56	Chairman of the Board and Director
Oscar Gonzalez Rocha	71	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	63	Chief Operating Officer and Director of SCC, President and Chief Executive Officer of Southern Copper Minera Mexico.
Genaro Guerrero Diaz Mercado	50	Vice President, Finance and Chief Financial Officer
Armando Ortega Gomez	49	Vice President, Legal, General Counsel, Secretary and Director
Jose N. Chirinos Fano	68	Comptroller
Jose de los Heros Ugarte	49	Vice President, Commercial
Vidal Muhech Dip	69	Vice President, Projects
Remigio Martinez Müller	66	Vice President, Explorations

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

Oscar Gonzalez Rocha has served as our President since December 1999 and our Chief Executive Officer since October 21, 2004.  He has been our Director since November 1999.  Previously, he was our President and General Director and Chief Operating Officer from December 1999 to October 20, 2004.  He has been a Director of Grupo Mexico since 2002.  Previously he was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Mexicana de Cananea S.A. de C.V. from 1990 to 1999.  He was an Alternate Director of Grupo Mexico from 1988 to April 2002.

Xavier Garcia de Quevedo Topete has served as President of Minera Mexico since September 2001 and President and Chief Executive Officer of Southern Copper Minera Mexico and our Chief Operating Officer since April 12, 2005.  He also served as a member of our Board of Directors since November 1999.  He has been the

President and Chief Executive Officer of Americas Mining Corporation since September 7, 2007.  Mr. Garcia de Quevedo initiated his professional career in 1969 with Grupo Mexico.  He was President of Grupo Ferroviario Mexicano S.A. de C.V., and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and General Director of Exploration and Development of Grupo Mexico from 1994 to 1997.  He has been a director of Grupo Mexico since April 2002.  He was also Vice President of Grupo Condumex for eight years.  Mr. Garcia de Quevedo was the Chairman of the Mining Chamber of Mexico from November, 2006 to August, 2009.

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

Armando Ortega Gomez has served as a member of our Board of Directors since August 2002.  Mr. Ortega has been our General Counsel since October 23, 2003, and has served as our Vice President, Legal and Secretary since April 25, 2002.  Previously, he was our Assistant Secretary from July 25, 2001 to April 25, 2002.  He was General Counsel of Grupo Mexico from May 2001 to February 2007.  Previously, he headed the Unit on International Trade Practices of the Ministry of Economy of Mexico with the rank of Deputy Vice Minister from January 1998 to mid-May 2001, and was negotiator for international matters for said Ministry from 1988 to May 2001.

Jose N. Chirinos Fano has served as our Comptroller since April 2005 and as our Treasurer from April 2004 to April 2005.  Mr. Chirinos also served as our interim Chief Financial Officer from June to December 2007.  He has been General Director of Comptroller and Finance since December 1999.  From January 1994 until April 2005 he was our Assistant Comptroller.  Since January 2004, Mr. Chirinos has been Vice President of Finance and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.  He has held various positions in Accounting, Administration and Finance during his 43 years at our Company.

Jose de los Heros Ugarte has served as Vice President, Commercial since November 21, 2008.  Mr. de los Heros has held several positions with the Company since 1983 including the position of Commercial Director of SPCC from 1999 to 2008.  Mr. de los Heros directs the Company’s commercial operations worldwide from the offices in Peru, Mexico and the United States.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s Common Stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  Effective February 17, 2010, SCC’s Common Stock ticker symbol changed from PCU to SCCO on both the NYSE and the BVL.  At December 31, 2009, there were 1,154 holders of record of our Common Stock.  The Company’s Common Stock commenced trading on the NYSE and BVL on January 5, 1996.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.  Dividends per share and the stock market price have been retroactively adjusted to reflect the 2008 stock split.

	2009					2008
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Quarters
Dividend per Share	$0.12	$0.04	$0.10	$0.18	$0.44	$0.47	$0.57	$0.57	$0.33	$1.94

Stock market Price
NYSE:
High	$19.06	$24.91	$31.44	$36.40	$36.40	$39.80	$41.34	$35.70	$18.37	$41.34
Low	$12.74	$17.04	$19.04	$29.11	$12.74	$26.72	$33.77	$18.72	$9.19	$9.19

BVL:
High	$19.20	$25.05	$31.50	$36.10	36.10	$39.67	$41.63	$35.15	$18.41	$41.63
Low	$12.63	$17.18	$18.90	$29.35	$12.63	$25.01	$33.82	$18.70	$10.30	$10.30

On January 28, 2010, a dividend of 43 cents per share was announced payable March 4, 2010 to shareholders of record as of February 19, 2010.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” and Note 11 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors stock award plan at December 31, 2009:

Equity Compensation plan information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Directors’ stock award plan	N/A	N/A	358,800

For additional information see “Note 15-Stockholders Equity – Directors’ Stock Award Plan”.

SCC COMMON STOCK REPURCHASE PLAN:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, during 2009 the Company purchased 4.9 million shares of its Common Stock at a cost of $71.9 million.  In 2008, the Company purchased 28.5 million shares at a cost of $384.7 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table summarizes the repurchase program activity since its inception in 2008:

				Total Number
				of Shares	Maximum Number
				Purchased as	of Shares that
			Average	Part of	May Yet Be	Total
		Total Number	Price	Publicly	Purchased	Cost
Period		of Shares	Paid per	Announced	Under the Plan	($ in
From	To	Purchased	Share	Plan	@ $32.91	millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7

First quarter 2009:
01/12/09	01/31/09	1,075,000	15.17	29,585,150		16.3
02/01/09	02/28/09	2,260,350	13.45	31,845,500		30.4
03/01/09	03/27/09	1,564,650	15.89	33,410,150		24.9
Total		4,900,000	14.64			71.6

Second Quarter 2009:		—		—	—

Third Quarter 2009:
09/01/09	09/30/09	12,000	28.05	33,422,150		0.3

Fourth Quarter 2009		—		—	—

Total purchased		33,422,150	$13.66		1,319,992	$456.6

As a result of the repurchase of SCC shares of Common stock and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership increased to 80%.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s Common Stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2009.  The chart below analyzes the total return on SCC’s Common Stock for the period commencing  December 31, 2004 and ending December 31, 2009, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.  In 2005, SCC’s stock return was positive 58.26% compared to 3.00% and 21.23% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively.  In 2006, SCC’s stock ´provided a positive return of 74.99% compared to 13.62% for the S&P 500 and 33.83% for S&P Metals and Mining Select Industry Index.  In 2007, SCC’s stock provided a positive return of 115.34% compared to 3.53% for S&P 500 and 41.71% for S&P Metals and Mining Select Industry Index.  In 2008, SCC´s stock had a negative return of 50.65%, compared to negative returns of 38.49% and 60.02% for the S&P 500 and for S&P Metals and Mining Select Industry Index.  In 2009, SCC´s stock had a positive return of 108.54%, compared to positive returns of 23.45% and 85.59% for the S&P 500 and for S&P Metals and Mining Select Industry Index, respectively.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

* Total return assumes reinvestment of dividends

** The comparison assumes $100 invested on December 31, 2004

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2009, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

(In millions, except per share amounts, stock and financial ratios)

	Year Ended December 31,
Statement of Earnings Data	2009	2008	2007	2006	2005

Net sales	$3,734.3	$4,850.8	$6,085.7	$5,460.2	$4,089.1
Operating income	1,485.1	2,201.9	3,497.4	3,054.3	2,071.0
Net income	934.6	1,414.5	2,226.6	2,046.9	1,412.6
Net income attributable to:
Non-controlling interest	5.2	7.9	10.2	9.3	12.5
Southern Copper Corporation	$929.4	$1,406.6	$2,216.4	$2,037.6	$1,400.1

Per share amounts: (1)
Earnings basic and diluted	$1.09	$1.60	$2.51	$2.31	$1.59
Dividends paid	$0.44	$1.94	$2.27	$1.71	$0.97

	As of December 31,
Balance Sheet Data	2009	2008	2007	2006	2005

Cash and cash equivalents	$772.3	$716.7	$1,409.3	$1,022.8	$876.0
Total assets	6,062.6	5,764.3	6,580.6	6,376.4	5,687.6
Total long-term debt, including current portion	1,280.3	1,290.0	1,449.8	1,528.1	1,172.1
Total liabilities	2,168.9	2,368.9	2,715.8	2,695.8	2,348.8
Total equity	$3,893.7	$3,395.4	$3,864.8	$3,680.6	$3,338.8

	Year Ended December 31,
Statement of Cash Flows	2009	2008	2007	2006	2005

Cash provided from operating activities	$963.2	$1,728.3	$2,703.5	$2,059.3	$1,663.5
Depreciation, amortization and depletion	322.6	327.3	327.9	275.1	277.2
Cash used for investing activities	(359.3)	(418.6)	(246.0)	(725.3)	(435.9)
Capital expenditures	(414.8)	(524.4)	(315.7)	(455.8)	(470.6)
Cash used for financing activities	(458.0)	(2,048.0)	(2,088.3)	(1,164.3)	(1,064.4)
Dividends paid	(376.0)	(1,710.8)	(2,002.3)	(1,509.1)	(853.9)

	Year Ended December 31,
Capital Stock (1)	2009	2008	2007	2006	2005

Common shares outstanding – basic and diluted (in thousands)	850,000	854,900	883,397	883,384	883,368
NYSE Price – high	$36.40	$41.34	$47.12	$19.37	$11.77
NYSE Price – low	$12.74	$9.19	$16.84	$11.55	$6.94
Book value per share	4.56	3.96	4.36	4.15	3.77
P/E ratio	30.10	10.03	14.05	7.79	7.04

	Year Ended December 31,
Financial Ratios	2009		2008		2007		2006		2005

Gross margin(2)	42.5%		48.3%		59.7%		58.0%		53.2%
Operating income margin(3)	39.8%		45.4%		57.5%		55.9%		50.6%
Net margin(4)	24.9%		29.0%		36.4%		37.3%		34.2%
Current assets to current liabilities	2.95		2.11		2.84		2.84		2.15
Net debt(5)/total capitalization(6)	11.6%		14.5%		1.0%		12.1%		8.2%
Ratio of earnings to fixed charges(7)	15.1	x	20.8	x	25.4	x	27.2	x	17.8	x

(1)	Per share amounts reflect earnings and dividends of Southern Copper Corporation. Number of shares and values per share have been adjusted to reflect the 2008 and 2006 stock splits.
(2)	Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.
(3)	Represents operating income divided by sales as a percentage.
(4)	Represents net earnings divided by sales as a percentage.
(5)	Net debt is defined as total debt minus cash and cash equivalents balance. Please see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, “Financing section.”
(6)	Represents net debt divided by net debt plus stockholders’ equity.
(7)

Represents earnings divided by fixed charges. Earnings are defined as earnings before income taxes, non-controlling interest and cumulative effect of change in accounting principle, plus fixed charges and amortization of interest capitalized, less interest capitalized. Fixed charges are defined as the sum of interest expense and interest capitalized, plus amortized premiums, discounts and capitalized expenses related to indebtedness.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2009.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for us, including our Minera Mexico subsidiary, on a consolidated basis for all periods.  Our financial results may not be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations.  Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors.  See Item 1 “Business” - “Cautionary Statement.”

EXECUTIVE OVERVIEW

Business:  Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, which we also produce and sell.  Market forces outside of our control largely determine the sale prices for our products.  Our management, therefore, focuses on copper production, cost control, production enhancement and maintaining a prudent capital structure to remain profitable.  We believe we endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have an active ongoing exploration program in Chile.  In addition to copper we produce significant amounts of other metals, either as a byproduct of the copper process or in a number of dedicated mining facilities in Mexico.  Our revenues in 2009 include the sale of copper approximately 71%, molybdenum approximately 12%, silver approximately 7%, and 10% from various other products including zinc, gold and other materials.

We believe that our greatest strength lies in our copper ore reserves, which at December 31, 2009 totaled 55.4 million tons of contained copper, calculated at a copper price of $1.80 per pound (as of December 31, 2009 the LME and COMEX copper price was $3.33).  In terms of copper reserves, we believe we hold the world’s largest reserve position.

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  Copper represents about 71% of our sales. Molybdenum is expected to begin trading on the LME this year and we view that as positive in the long-term outlook for molybdenum.  Molybdenum represents about 12% of our sales.

•          We expect that the 2010 production of copper and molybdenum will match our 2009 production levels.

•          We have a capital investment program of $2.8 billion for the next three years (2010-2012), which is expected to increase annual copper production by 342,000 tons and molybdenum by 6,600 tons.

•          In the year 2010 we expect capital spending of $600 million in Peru and $200 million in Mexico.

Earnings: The table below highlights key financial and operational data of the Company for the three years ended December 31, 2009:

	2009	2008	2007

Net sales (in millions)	$3,734	$4,851	$6,086
Net income attributable to SCC (in millions)	$929	$1,407	$2,216
Earnings per share	$1.09	$1.60	$2.51
Dividends per share	$0.44	$1.94	$2.27
Average LME copper price	$2.34	$3.16	$3.23
Pounds of copper sold (in millions)	1,118	1,115	1,330

The 2009 net sales and earnings show a decrease from 2008 and 2007.  The 2009 copper sales volume closely matches 2008, albeit with a slight increase.  The average sales price in 2009 is substantially below 2008, which in turn is slightly under the 2007 price.  While the average price for the year is well below 2008, we closed 2008 on a much more pessimistic note as prices fell precipitously at the end of the year due principally to the turmoil in the United States financial markets and concern about the global economy.  Conversely, we have closed 2009 with promising growth in the price of copper. We have witnessed a steady growth in the copper price throughout the year, with prices in the first quarter of the year averaging about $1.55 per pound rising to a little over an average of $3.00 in the fourth quarter.  While we recognize that price fluctuations will occur, as is normal in this industry, we do expect that as the world’s economies stabilize, the outlook for the copper market will continue to improve over the next few years. However, the prices of our metal products, including copper prices, are affected by numerous factors beyond our control as described in our “Risk Factors” contained in Part I, Item 1A.  The sales volume drop from 2007, described above, largely reflects the loss of sales from the Cananea mine, which for all practical purposes has been on strike since mid-2007, see below.

Production: The table below highlight key, mine production data of the Company for the three years ended December 31, 2009:

	2009	2008	2007
Copper mined (in million pounds)	1,070	1,078	1,306
Molybdenum mined (in million pounds)	41.2	36.1	35.7
Zinc mined (in million pounds)	243	236	267
Silver mined (in million ounces)	13.2	12.3	15.2

Copper mined in 2009 was about 8 million pounds under the 2008 copper mine production.  A net increase at our Peruvian mines of 11 million pounds, largely from improved recovery and higher grade at the Toquepala mine, plus an increase of 15 million pounds from La Caridad mine, due to higher recoveries and grades, was offset by production losses due to the Cananea strike.  In 2008, we were able to produce 34 million of copper at Cananea during the early part of the year.  In 2009, Cananea was completely shutdown.  Molybdenum production increased by approximately 5 million pounds in 2009 due primarily to an increase of approximately 5 million pounds at La Caridad, due to grade and recovery increases.  Zinc production, which is from our IMMSA Unit in Mexico, increased by approximately 7 million pounds in 2009.  Silver production increased 7.2% in 2009, with increases occurring at our operations in Mexico and Peru.

The decrease in copper production in 2008 from the prior year was largely due to the production lost at Cananea because of the strike which began in July 2007.

Cananea strike: Operations at our Cananea mine remained closed in 2009 because of the ongoing strike.  This strike began in July 2007, and remains unresolved.  However, on February 10, 2010 a Mexican Federal Labor court ruled that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of the labor stoppages in July 2007 resulted in force majeure, thus providing a legal basis for the termination of individual and unionized employees by the Company.  We expect due compliance with the referred ruling by the relevant federal and state authorities and look forward to recovering control of the Cananea mine.  We do anticipate that once we recover control of the mine it will take a few months to restore production at Cananea.  It is difficult at this juncture to be more specific as to the time necessary to accomplish this, as the Cananea facilities are occupied by the striking workers.  While during 2009, we have continued to provide periodic maintenance to the assets of the facility, our management will need to assess the situation once our control of Cananea is reestablished.

Additionally, our San Martin and Taxco facilities also remained on strike.

Due to the lengthy work stoppage we have performed an impairment analysis on the assets at the Cananea mine.  We have determined through our impairment analysis that no impairment exists as of December 31, 2009.   The results of our impairment tests may vary depending on certain assumptions used in formulating the estimate, including, but not limited to, our assumptions regarding when we expect to resume operations at Cananea, as well as estimates regarding future metals prices. We are hopeful that this strike will be resolved in the near future. However, despite our best efforts the strike is now in its third year. Based on our evaluation of the circumstances as of December 31, 2009, we believe that among the possible outcomes, the most likely scenario is that the strike will be resolved and that we will resume operations at that mine during 2010. If the resumption of operations were delayed by more than a year beyond our assumption, we estimate that the test would have resulted in an additional charge to earnings for writedowns of leachable materials assets of approximately $42 million.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change. The price assumptions used for estimating reserves based on SEC guidance of $2.90 per pound for copper and $23.44 per pound for molybdenum results in no impairment.  However, as noted above, we also conducted the test using the significantly lower long-term price assumptions of $1.80 per pound of copper and $11.00 per pound of molybdenum, which also yielded no impairment.  According to our best estimates, we believe that the Cananea assets would not be recoverable using a price assumption of approximately $0.90 per pound of copper.

Major capital projects: On January 28, 2010 our Board of Directors approved an investment program of $2.8 billion for the next three years (2010-2012), which is expected to increase annual copper production by approximately 342,000 tons and molybdenum production by approximately 6,600 tons, when this program is completed. The program also aims to improve cost competitiveness and efficiencies.

The approved program considers some ongoing projects as well as new initiatives and will start at our Peruvian operations with the Tia Maria greenfield project and the Toquepala concentrator expansion.

See further discussion under caption “Capital expansion programs” below in this section.

KEY MATTERS

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues and (v) our capital expansion programs.

Operating Cash Costs

An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” below.  We have revised our calculation of “operating cash cost” to exclude the cost of purchases of third party copper material.  From time to time we purchase copper concentrates on the open market in order to maximize the use of our smelter capacity or to take advantage of an attractive market situation.  We view these purchases on an incremental basis and measure the results incrementally.  We find that the inclusion of these purchases with our own production often creates a distortion in our unit cost.  Accordingly, we have revised our presentation of operating cash costs to include only the net effect of these purchases, so that only the net revenue or loss from the transaction is included in the calculation.  We believe this will allow others to see a truer presentation of our cash cost.  Amounts for prior years have been restated to show this change.

We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net revenue (loss) on sale of metal purchased from third parties and by-products revenues, and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced by our own mines.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc, silver and the premium over market price that we receive on copper sales.  We account for the by-product revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in silver and zinc, has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature and the royalty charges.

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2009.  We present cash costs with and without the inclusion of by-product revenues.

	Year			Positive (negative) Variance
(Cents per pound)	2009	2008	2007	2009-2008	2008-2007
Operating cash cost per pound of copper produced	36.0	21.8	(24.7)	(14.2)	(46.5)
Less: by-products revenue	100.0	135.3	153.8	(35.3)	(18.5)
Operating cash cost per pound of copper produced without by-products revenue	136.0	157.1	129.1	21.1	(28.0)

2009 against 2008:

As seen on the chart above, our cash cost per pound for 2009 when calculated with by-products revenue is 36.0 cents per pound compared with 21.8 cents per pound in 2008.  The decrease in the by-products credit in the 2009 period was largely due to lower molybdenum prices.  The effect of lower molybdenum prices reduced the by-products credit by approximately 30.7 cents per pound for 2009.

Our per pound cash cost, excluding by-product revenues, was lower by 21.1 cents per pound in 2009 compared to 2008 due to a decrease of 19.4 cents per pound in production cost as result of the modernization of our equipment and the lower power and fuel cost which decreased cash cost by 15.9 cents.

2008 against 2007:

As seen on the chart above, our cash cost per pound for 2008 when calculated with by-products revenue is 21.8 cents per pound compared with a credit of 24.7 cents per pound in 2007.  The increase in cash cost per pound is due to a decrease in the by-products credit and higher operating cost of 28 cents.

The decrease in the by products credit in the 2008 period was largely due to lower molybdenum prices especially in the last quarter of the year.  The effect of lower molybdenum prices reduced the by-products credit by approximately 13.2 cents per pound for 2008.

Our per pound cash cost, excluding by-product revenues, was higher by 28 cents per pound in 2008 compared to 2007 due to a decrease of 11.6% in copper production, principally as a result of the Cananea mine strike, which increased cash cost by 18.1 cents and the higher power and fuel cost which increased cash cost by 15.7 cents.

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

We are subject to market risks arising from the volatility of copper and other metals prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the estimated change in net earnings resulting from metal price changes in 2010 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$5.7	$22.1	$1.3	$9.5

Business Segments

We view our Company as having three operating segments and manage on the basis of these segments.  These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA Unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and Cananea mine complexes, the smelting and refining plants and support facilities which service both mines.  The Mexican open-pit operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our IMMSA Unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note 20 “Segment and related information” of our consolidated financial statements.

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

	Year Ended December 31,
	2009	2008	2007
Peru
Peruvian inflation rate	0.2%	6.6%	3.9%
Nuevo sol/dollar devaluation/(appreciation) rate	(8.0)%	4.8%	(6.3)%
Mexico
Mexican inflation rate	3.6%	6.5%	3.8%
Peso/dollar devaluation/(appreciation) rate	(3.5)%	24.5%	(0.1)%

Capital Expansion Program

We made capital expenditures of $414.8 million, $524.4 million and $315.7 million in 2009, 2008 and 2007, respectively, and we expect to make capital expenditures, of approximately $800 million in 2010.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

The table below sets forth our capital expenditures for the three years ended December 31, 2009 (in millions):

Projects	2009	2008	2007
Ilo smelter modernization (including marine trestle)	$10.2	$6.6	$21.0
Tia Maria – Arequipa –Peru	162.0	118.0	—
Cuajone ball mill	—	1.4	10.0
Toquepala crushing, conveying system for leach material	—	0.1	2.0
Toquepala concentrator expansion	52.6	37.7	—
Cuajone concentrator expansion	4.3	18.2
Tailings disposal – Quebrada Honda dam	5.6	21.7	13.8
Cuajone leaching pad	—	—	1.4
PLS dams at Huanaquera	—	0.3	10.5
Pilares mine – land purchase	—	20.0	—
La Caridad tailings dam - internal dikes	2.2	2.1	2.1
Metallurgical laboratory – La Caridad	0.8	1.5	1.8
La Caridad gas handling system	—	11.3	12.2
La Caridad by-products treatment plant	1.8	6.9	—
La Caridad Vertical lime kiln	9.3	7.1	2.0
La Caridad Effluent and dust treatment plant	6.2	—	—
PLS dams and leaching system Cananea	1.3	—	4.1
Cananea SX/EW plant III	—	—	0.2
Cananea crusher and conveyors system for leach material Phases II and III	—	13.6	21.5
La Caridad crusher high efficiency system	—	2.8	—
San Luis Potosi effluent treatment plant.	4.9
La Caridad tailings dam growth – Concentrator	—	—	1.9
El Arco feasibility study, land and water rights	10.4	3.9	—
Santa Barbara Segovedad II mine expansion and conveyor and main substation	—	6.5	3.7
Total project expenditures	271.6	279.7	108.2

Replacement capital expenditures:
Mexico	93.5	146.2	139.0
Peru	49.7	98.5	68.5
Total replacement expenditures	143.2	244.7	207.5
Total capital expenditures	$414.8	$524.4	$315.7

We are committed to continuing the growth of the Company.  We previously deferred several project development activities because of the downturn in global economic conditions.  Neverthless, on January 28, 2010 our Board of Directors approved an investment program of $2.8 billion for the next three years which is expected to increase by approximately 342,000 tons of copper production and by approximately 6,600 tons of molybdenum of production, when this program is completed. The program also aims to improve cost competitiveness and efficiencies.  However, capital spending plans will continue to be reviewed and adjusted in response to changes in the economy or market conditions.

The Company intends to allocate approximately $1.8 billion to Peru and $1.0 billion to Mexico of which approximately $600 million and $200 million are intended to be invested in Peru and Mexico, respectively, in year 2010.

Set forth below are descriptions of some of our current expected capital expenditures.  The Company expects to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing if required.

Peruvian Operations

Tia Maria project: This project in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SX-EW copper cathodes per year.  The approved budget for the project is $934 million.  Through December 31, 2009, $280 million were spent on its development.  The detailed engineering is in progress.  Work on the project includes equipment fabrication and some early construction work (access roads and platforms). The environmental impact assessment (EIA) for the project is currently pending approval and the Company is working to secure it.  A necessary step in order to obtain approval for the EIA requires the Company to hold and complete a public hearing, in which the concerns of the local community are addressed.  In August 2009, a public hearing held by the Compnay was disrupted and not completed. A hearing originally scheduled for February 15, 2010, has been postponed and the Company is working with the Peruvian Ministry of Energy and Mines (“MEM”) to reschedule the hearing.  Construction is delayed pending approval of the EIA.

Toquepala concentrator expansion:  As of December 31, 2009, the Company has expended $90.3 million on the Toquepala concentrator expansion.  Detailed engineering was awarded and work started in December 2009.  One 320 ton truck and two 49HR drilling machines and a second 73 cubic yard shovel were put in operation.  The push back substation expansion was also completed and is currently in operation.  The environmental impact study is still being conducted and is expected to be completed in the first quarter of 2010.

Ilo Smelter Modernization:  A complementary project to the Ilo smelter modernization is the construction of a marine trestle to offload directly to offshore ships the sulfuric acid produced at the smelter.  At December 31, 2009 this project reached 98.0% completion and is expected to be completed in the first quarter of 2010.  The completed project is expected to ease congestion in our Ilo area.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills.  The procurement of the main equipment and materials was finished.  Construction of the principal civil, mechanical and electrical installations for the main and lateral dams has been completed.  The equipment to build the lateral dam was commissioned in December 2008 and the equipment to continue building the main dam was commissioned in March 2009.  At this time there are some pending issues in order to get to the design capacity.  Progress on the first stage of this project is 99.8% complete, with final completion expected in the first quarter of 2010.  The total cost of this project is estimated to be $66.0 million, with $43.7 million expended through December 31, 2009.

Mexican Operations

After expending $16.0 million, the by-product treatment plant at the La Caridad metallurgical complex was completed in 2009 and is currently in operation.  This plant was distinguished winning the first prize in a nationwide contest to promote waste recycling.

With a total investment of $20.8 million, the lime plant at Agua Prieta, which is 100 kilometers north of the La Caridad mine, was fully modernized to comply with environmental regulations and to meet the lime requirements of the Mexican operations.  A vertical Maerz furnace will reduce the consumption of natural gas to a third of its current level and we expect costs to be reduced by approximately  45%.  Performance tests were completed during December 2009, with results exceeding the established parameters.

Other capital expenditures

The El Arco project is a major copper deposit in the central part of the Baja California peninsula, with estimated mineralized material of over 1.3 billion tons.  This project is expected to produce approximately 190,000 tons of copper and approximately 105,000 ounces of gold annually.  The Company continues to invest in land acquisition required for the project. A study for the supply of natural gas to support a 220 mega-watt power plant has been initiated.  The Company will consider the development of this project subject to appropriate investment conditions.

Potential projects

We have a number of projects that we may develop in the future.  We evaluate new projects on the basis of our long-term corporate objectives, expected return, environmental needs, required investment and estimated production, among other considerations.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

The above information is based on estimates only.  We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

Ore Reserves:  For internal ore reserve estimation, we use metal price assumptions of $1.80 per pound for copper and $11.00 per pound for molybdenum.  These prices are intended to approximate average prices over the long term.  Our management uses these price assumptions, as it believes these prices reflect the full price cycle of the metals market.

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated.  We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.90 per pound for copper and $23.44 per pound for molybdenum, both current average prices as of December 31, 2009.  The current average per pound prices for copper and molybdenum were $3.15 and $28.02, respectively, as of December 31, 2008 and $2.66 and $28.99, respectively, as of December 31, 2007.

Certain financial information is based on reserve estimates calculated on the basis of current average prices.  These include amortization of intangible assets and mine development.  However, variations in ore reserve calculations from changes in metal price assumptions do not create material changes to our financial results.

Leachable Material:  At one of our Mexican mines, we capitalize the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in leach dumps.  The amortization of the capitalized cost is determined based on the depletion period of the leach dumps, which is estimated to be five years.

If we did not have this policy and were to expense leaching costs as incurred, net operating cost would have decreased by $44.1 million, $57.6 million and $10.1 million for the years 2009, 2008 and 2007, respectively. In each of these three years, the annual amortization expense exceeded amount of the leaching cost that was capitalized.

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

We further discuss in our Note 10 “Asset Retirement Obligation” to our consolidated financial statements included herein.

Revenue Recognition:  For certain of our sales of copper and molybdenum products, customer contracts allow for pricing based on a month subsequent to shipping, in most cases within the following three months and in few cases perhaps a few further months.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward LME or COMEX copper prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract. (See details in “Provisionally Priced Sales” under this Item 7).

Derivative Instruments: We utilize certain types of derivative financial instruments to enhance our ability to manage risks that exist as part of our ongoing business operations and to enhance our return on Company assets.  Derivative contracts are reflected as assets or liabilities in the balance sheet at their fair value.  The estimated fair value of the derivatives is based on market and/or dealer quotations and in certain cases valuation modeling.  From time to time we have entered into copper and zinc swap contracts to protect a fixed copper and zinc price for portions of our metal sales, hedging contracts to fix power prices for a portion of our production costs, interest rate swap agreements to hedge the interest rate risk exposure on certain of our bank obligations with variable interest rates, currency swap arrangements to ensure Mexican peso/ U.S. dollar conversion rates.  Gains and losses related to copper and zinc hedges are included in net sales, gain and losses related to power costs are included in cost of sales, all other gains and losses on derivative contracts are included in “Gain (loss) on derivative instruments” in the consolidated statement of earnings.

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

Our Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.  We follow the guidance of ASC 740 “Income Tax” (FIN 48 “Uncertain tax positions” in prior literature) to record these liabilities.  (See Note 8 “Income taxes” of the consolidated financial statements for additional information).  We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle.  We are currently using a long-term average copper price of $1.80 per pound of copper and an average molybdenum price of $11.00 per pound, along with near-term price forecast, for 2010, reflective of the current price environment, for our impairment tests.  We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Please see “Executive Overview - Cananea Strike” for discussion of impairment analysis related to the Cananea mine.

PROVISIONALLY PRICED SALES

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2009, 2008 and 2007:

Provisionally Priced Sales	2009	2008	2007
Copper
Millions of pounds	23.4	141.0	165.9
Priced at average of (per pound)	$3.33	$1.39	$3.03
Molybdenum
Millions of pounds	10.9	6.3	4.7
Priced at average of (per pound)	$11.75	$9.50	$32.38

Provisional sales adjustments included in accounts receivable and net sales at December 31, 2009, 2008 and 2007 were as follows:

Provisional Sales Adjustments	2009	2008	2007
	(in millions)

Copper	$4.1	$(44.2)	$(42.0)
Molybdenum	(16.2)	(53.1)	—
Total	$(12.1)	$(97.3)	$(42.0)

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2009.

Statement of Earnings Data	2009	2008	2007
	(in millions)

Net sales	$3,734.3	$4,850.8	$6,085.7
Cost of sales (exclusive of depreciation, amortization and depletion)	(1,823.7)	(2,182.2)	(2,122.2)
Selling, general and administrative	(78.3)	(102.4)	(98.0)
Depreciation, amortization and depletion	(322.6)	(327.3)	(327.9)
Exploration	(24.6)	(37.0)	(40.2)

Operating income	1,485.1	2,201.9	3,497.4
Interest expense	(99.7)	(105.9)	(123.2)
Interest capitalized	2.2	6.8	14.7
Interest income	6.6	48.4	82.5
Loss on debt prepayments	—	—	(16.6)
Gain (loss) on derivative instruments	4.2	(74.6)	(73.7)
Other income (expense)	6.1	17.2	30.8
Income taxes	(469.9)	(679.3)	(1,185.3)
Income attributable to non-controlling interest	(5.2)	(7.9)	(10.2)
Income attributable to SCC	$929.4	$1,406.6	$2,216.4

The table below outlines the average published market metals prices for our metals for each of the three years ended December 31, 2009:

AVERAGE MARKET METALS PRICES

				% Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Copper price ($ per pound - LME)	$2.34	$3.16	$3.23	(25.9)%	(2.2)%
Copper price ($ per pound - COMEX)	$2.35	$3.13	$3.22	(24.9)%	(2.8)%
Molybdenum price ($ per pound)(1)	$10.91	$28.42	$29.91	(61.6)%	(5.0)%
Zinc price ($ per pound – LME)	$0.75	$0.85	$1.47	(11.8)%	(42.2)%
Silver price ($ per ounce - COMEX)	$14.67	$14.97	$13.39	(2.0)%	11.8%

(1)  Platt’s Metals Week Dealer Oxide.

SEGMENT SALES INFORMATION

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2009:

Copper Sales (million pounds)	2009	2008	2007
Peruvian operations	808.4	762.2	787.8
Mexican open-pit	289.0	321.9	512.0
Mexican IMMSA Unit	34.6	35.4	30.9
Other and intersegment elimination	(14.2)	(5.0)	(0.2)
Total copper sales	1,117.8	1,114.5	1,330.5

By-product Sales (million pounds, except silver - million ounces)	2009	2008	2007

Peruvian operations:
Molybdenum contained in concentrate	19.6	20.4	21.9
Silver	4.3	3.8	4.9

Mexican open-pit operations:
Molybdenum contained in concentrate	21.4	16.0	14.0
Silver	6.5	4.4	3.6

IMMSA Unit
Zinc-refined and in concentrate	228.0	220.7	250.6
Silver	12.3	8.9	10.7

Other and intersegment elimination
Zinc	0.9	0.5	1.2
Silver	(4.9)	(2.1)	(0.9)

Total by-product sales
Molybdenum contained in concentrate	41.0	36.4	35.9
Zinc-refined and in concentrate	228.9	221.2	251.8
Silver	18.2	15.0	18.3

Results of Operations for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.

Net sales

Net sales in 2009 were $3,734.3 million, compared with $4,850.8 million in 2008, a decrease of $1,116.5 million.  The decrease was principally a result of lower average metal prices, partially offset by increases in sales volume.

Copper sales volume increased slightly in 2009.  However, molybdenum, and silver sales volume increased 12.6% and 21.1%, respectively, as a result of higher grades and recovery at our Cuajone and La Caridad mines.  In addition, zinc sales volume increased 3.5% due to higher grades and recoveries.

The decline in metal prices, which began late in 2008 and continued into 2009 began to recover in the second quarter of 2009 and continued through the balance of the year. Copper prices averaged over $3.00 per pound in the fourth quarter and closed 2009 at $3.33 per pound.  The average molybdenum and zinc prices in 2009 were 61.6% and 11.8% lower than 2008, respectively.

Net sales in 2008 also include a $137.0 million gain on copper derivatives. There was no copper derivative activity in 2009.

The table below presents information regarding the volume of our copper sales products for the years 2009 and 2008.

Copper Sales by product (million pounds)	2009	2008
Refined	692.4	657.4
Blister	46.6	21.9
Anode	36.0	22.0
Concentrates and other	100.3	101.4
SX/EW	108.1	142.2
Rod	134.4	169.6
Total	1,117.8	1,114.5

Mine copper production was 1,070.1 million pounds in 2009, a decrease of 0.7% from 2008.  This decrease of 7.8 million pounds included a reduction of 19.4 million pounds at our Mexican open-pit segment mainly due to the strike at our Cananea mine, which was partially offset by an increase of 11.1 million pounds at our Peruvian mines due to higher ore grades and recoveries at the Toquepala mine.

Molybdenum production was 41.2 million pounds in 2009, a 14.0% increase from 2008.  This increase was principally due to higher ore grades at the La Caridad and Cuajone mines.

Mine zinc production amounted to 243.5 million pounds in 2009, a 3.3% increase from 2008.  The increase of 7.7 million pounds in zinc production is mainly due to higher ore grades at the Santa Barbara mine, and higher recoveries at the Santa Eulalia and Charcas mines.

Copper made up 70.7% of net sales in 2009 compared with 69.2% in 2008.  Sales of by-products in 2009 totaled $1,095.4 million compared with $1,495.9 million in 2008, a decrease of 26.8%.  The decrease is principally attributable to the decrease in the sales prices for molybdenum and zinc.  The table below provides the sales of our by-products as a percentage of our total net sales.

	Year Ended December 31,
By-product Sales as a percentage of total net sales	2009	2008
Molybdenum	11.7%	16.5%
Zinc	4.7%	4.0%
Silver	7.4%	4.3%
Other by-products	5.5%	6.0%
Total	29.3%	30.8%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2009 was $1,823.7 million, compared with $2,182.2 million in 2008, a decrease of $358.5 million, or 16.4%.  The decrease in cost of sales was principally due to 1) $269.8 million of lower production cost, including, $200.8 million of lower fuel and power cost due to lower market prices, $28.8 million of lower operating and repair material cost and $28.4 million of lower contractor services at our Mexican operations, both mainly due to lower repairs at La Caridad mine, 2) $77.5 million of lower workers’ participation as a result of lower earnings and 3) $4.8 million of lower mine royalties due to lower sales value.

Selling, general and administrative

Our selling, general and administrative expense in 2009 was $78.3 million, compared with $102.4 million in 2008, a decrease of $24.1 million.  The decrease was mainly due to $8.5 million of lower legal and consulting services in 2009, from amounts spent in 2008 for improvements in information systems technology and tax and internal controls, $7.2 million of lower cost resulting from the devaluation of the Mexican peso, $1.5 million of lower taxes on financial transactions at our Peruvian operations and $1.5 million of lower technical assistance and software licences payments.

Exploration

We maintain active exploration programs in Peru, Mexico and Chile.  Exploration expense in 2009 was $24.6 million and included $14.6 million in Peru (including Chile) and $10.0 million in Mexico, compared with $37.0 million in 2008, of which $20.4 million was in Peru (including Chile) and $16.6 million in Mexico.

Exploration expense in Peru decreased $5.8 million mainly as a result of the Tia Maria project entering the development stage. In 2008, exploration spending in Tia Maria was $5.0 million. Please see “Capital Expansion Program”, under this Item 7.  Also, in 2009 exploration expenses decreased $1.1 million in Chile due to lower drilling and reduced field work.

Exploration spending in Mexico was $6.6 million lower in 2009 and includes a decrease of $3.5 million at the IMMSA mines of Charcas and Santa Eulalia and a decrease of $3.1 million at the La Caridad mine.  These decreases were the result of less drilling and field work in 2009.

Interest expense

Interest expense in 2009 was $99.7 million compared with $105.9 million in 2008, a decrease of $6.2 million.  Interest expense decreased in 2009 as a result of a decrease in our average debt outstanding, mainly due to the payment of $150 million of the series A of our Yankee bonds in April 2008 and the amortization and decrease in interest rate of the Mitsui loan.

Interest income

Interest income in 2009 was $6.6 million, compared with $48.4 million in 2008, a decrease of $41.8 million.  Our interest income decreased largely as a result of lower average cash balances and lower interest rate.

Gain (loss) on derivative instruments

Gain on derivative instruments in 2009 was $4.2 million compared with a loss of $74.6 million in 2008.  The losses on derivative instruments in 2009 and 2008 are all related to the U.S. dollar / Mexican peso exchange rate derivatives.  The Mexican peso has appreciated 3.5% in 2009 compared to a devaluation of 24.5% in 2008.  For a further discussion please see Note 16 “Derivative instruments” to our consolidated financial statements.  Gains or losses on copper and other metal derivatives are included in net sales and gains or losses on gas derivatives are included in the cost of sales on the consolidated statement of earnings.

Other income (expense)

Other income (expense) was income of $6.1 million in 2009 compared to an income of $17.2 million in 2008.  The decrease of $11.1 million includes $27.1 million of lower income at our Mexican operations and $16.0 million of higher income at our Peruvian operations.  The decrease in income at our Mexican operation was mainly due to $17.8 million of lower gain on the sale of inactive properties and $5.5 lower miscellaneous sales. The increase in income at our Peruvian operation was largely due to a gain in the mark to market valuation of short-term investments in 2009 of $3.4 million compared with a loss of $10.3 million in 2008.

Income taxes

Income taxes in 2009 were $469.9 million and include $471.1 million of Peruvian and Mexican income taxes and a benefit of $1.2 million for U.S. Federal and state income taxes.  Income taxes in 2008 were $679.3 million and include $724.3 million of Peruvian and Mexican income taxes and $45.0 million for U.S. Federal and state income taxes.   U.S. income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

The decrease of $209.4 million or 30.8% was primarily due to $689.3 million of lower pretax income.  The effective tax rate for 2009 was 33.5%, compared with 32.5% in 2008.  The increase in the effective tax rate is largely due to dividends received by the Company from tax jurisdictions with lower tax rate (Mexico 28%). The dividend income is taxed in the U.S. at a rate of 35%.

The rate increase caused by this differential of 28% versus 35% was partially offset by benefits recognized when the Company settled prior year audits.  Please see, Note 8 “Income taxes” for further discussion of the settlement.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2009 was $5.2 million compared with $7.9 million in 2008, a decrease of $2.7 million or 34%.  This decrease is the result of lower earnings at our Peruvian operations.

Net income attributable to SCC

Our net income attributable to SCC in 2009 was $929.4 million, compared with $1,406.6 million in 2008, a decrease of $477.2 million or 33.9%.  Net income attributable to SCC decreased as a result of the factors described above.

Segment Operating Income Information – 2009 vs.2008:

Peruvian Open-pit Operations

			Change
	2009	2008	Value	%
Net sales	$2,223.5	$2,803.2	$(579.7)	(20.7)
Operating costs and expenses	(1,206.2)	(1,273.0)	66.8	5.2
Operating income	$1,017.3	$1,530.2	$(512.9)	(33.5)

Net sales at our Peruvian operations in 2009 were $2,223.5 million, compared with $2,803.2 million in 2008, a decrease of $579.7 million.  This decrease was primarily due to the decline in metal prices partially offset by an increase in copper and silver sales volume.  The LME copper price was 25.9% lower in 2009 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the molybdenum price was 61.6% lower.

Copper and silver sales volume increased by 46.2 million pounds and 0.6 million ounces, respectively.  The increase in copper sales volume was mainly due to higher production at our Toquepala mine due to higher grades and recoveries.  The increase in silver sales volume was due to higher production at both mines due to higher ore grades.

Net sales in 2008 also include a gain on copper derivatives of $91.8 million while in 2009 we held no copper derivatives positions.

Operating costs and expenses at our Peruvian operations in 2009 were $1,206.2 million, compared with $1,273.0 million in 2008, a decrease of $66.8 million primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,026.7 million in 2009, compared with $1,100.4 million in 2008. The decrease of $73.7 million was principally the result of 1) $121.8 million of lower cost of fuel and power due to a decrease in market prices and 2) $64.6 million of lower workers’ participation due to lower earnings. These decreases were partially offset by $99.0 million of higher copper concentrates purchased from third parties to cover smelter production requirements.

Operating income in 2009 was $1,017.3 million, compared with $1,530.2 million in 2008, a decrease of $512.9 million.  The operating income increased as a result of the factors described above.

Mexican Open-pit Operations.

			Change
	2009	2008	Value	%
Net sales	$1,076.7	$1,583.6	$(506.9)	(32.0)
Operating costs and expenses	(745.7)	(949.5)	203.8	21.5
Operating income	$331.0	$634.1	$(303.1)	(47.8)

Net sales at our Mexican open-pit operations in 2009 were $1,076.7 million, compared with $1,583.6 million in 2008, a decrease of $506.9 million.  This decrease is a result of lower metal prices, and lower copper sales volume, mainly refined and rod, due to the loss of production at Cananea as a result of the ongoing strike.  In 2008 we produced and sold 34 million pounds of copper at Cananea versus nothing in 2009.  This decrease was partially offset by an increase in silver and molybdenum production and sales volume due to higher ore grades and recoveries at La Caridad mine.

Net sales in 2008 included a gain on copper derivatives of $45.2 million while there was no copper derivative activity in 2009.

Operating cost and expenses at our Mexican open-pit operations in 2009 was $745.7 million compared with $949.5 million in 2008, a decrease of $203.8 million.  The decrease was the result of lower cost of sales (exclusive of depreciation, amortization and depletion) in 2009 of $182.6 million.  Cost of sales (exclusive of depreciation, amortization and depletion) was $545.6 million in 2009, compared with $728.2 million in 2008. The decrease was primarily the effect of the ongoing strike at the Cananea mine and includes, 1) $100.1 million of lower production cost, 2) $22.3 million of lower workers’ participation, 3) $54.3 million of lower inventory consumption and 6) $14.0 million of severance payments in 2008.

Operating income in 2009 was $331.0 million, compared with $634.1 million in 2008, a decrease of $303.1 million or 47.8%.  The operating income decreased as a result of the factors described above.

IMMSA Unit.

			Change
	2009	2008	Value	%
Net sales	$560.2	$525.1	$35.1	6.7
Operating costs and expenses	(423.3)	(513.3)	90.0	17.5
Operating income	$136.9	$11.8	$125.1	1,060.2

Net sales at our IMMSA Unit in 2009 were $560.2 million, compared with $525.1 million in 2008, an increase of $35.1 million.  The increase in 2009 was primarily due to higher silver and zinc production and sales volume at the Santa Barbara mine as a result of higher ore grades and higher recoveries at the Santa Eulalia, Charcas and Santa Barbara mines, partially offset by lower metal prices.

Operating costs and expenses at our IMMSA Unit were $423.3 million in 2009, compared with $513.3 million in 2008, a decrease of $90.0 million.  This decrease was primarily the result of $69.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion).  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) included: 1) $54.9 million of lower production cost mainly due to lower market prices for fuel and power cost and 2) $21.4 million of lower inventory consumption.

Operating income in 2009 was $136.9 million, compared with $11.8 million in 2008, an increase of $125.1 million.  The operating income decreased primarily as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 “Segment and related information” of our consolidated financial statements.

Results of Operations for the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Net sales

Net sales in 2008 were $4,850.8 million, compared with $6,085.7 million in 2007, a decrease of $1,234.9 million or 20.3%.  The decrease was primarily attributable to a decrease in sales volume of 16.2% and a decline in metal prices.

Copper sales volume decreased 16.2% in 2008 due to a 17.4% decrease in production primarily due to the ongoing strike at the Cananea mine and lower ore grades at the Toquepala and La Caridad mines. In 2007, we also lost sales volume at Cananea due to a strike but to a lesser extent than in 2008.  In addition, zinc and silver sales volume decreased as a result of the strikes at some of our other Mexican operations.

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

Molybdenum production and sales volume increased 1.1% and 1.3%, respectively in 2008 when compared to 2007.  The increases are primarily due to higher grades from La Caridad mine.

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

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2008 was $2,182.2 million, compared with $2,122.2 million in 2007, an increase of $60.0 million, or 2.8%.  The increase in cost of sales was principally due to 1) $152.7 million of higher production cost, including, $113.2 million of higher fuel and power cost and $37.1 million of higher labor costs mainly at our Peruvian operations due to new labor agreements and the appreciation of the nuevo sol, and 2) $56.5 million of higher concentrates purchased from third parties to cover the loss of production at our Mexican mines.  These increases were partially offset by 1) $98.8 million of lower workers participation, 2)$13.2 million of lower mining royalties both due to the decrease in revenues as a result of lower metal prices and 3)$29.8 million of gain in currency translation mainly due to the depreciation of the Mexican peso.

Selling, general and administrative

Our selling, general and administrative expense in 2008 was $102.4 million, compared with $98.0 million in 2007, an increase of $4.4 million.  The increase was principally due to higher labor costs of $1.8 million, $1.5 million of higher legal and consulting services and $1.1 million of higher software and license fees.

Exploration

We maintain active exploration programs in Peru, Mexico and Chile.  Exploration expense in 2008 was $37.0 million and included $20.4 million in Peru (including Chile) and $16.6 million in Mexico, compared with $40.2 million in 2007, of which $25.4 million was in Peru (including Chile) and $14.8 million in Mexico.

Exploration expense at Tia Maria decreased from $8.9 million in 2007 to $4.6 million in 2008. The spending in 2007 was high because it included the Tia Maria feasibility study.  In 2008, Tia Maria entered the development stage as an economic project, please see “Capital Expansion Program,” under this Item 7.  Also in Peru, exploration spending on the Los Chancas project increased to $3.2 million in 2008 from $0.9 million in 2007, as we increased our spending on drilling and field work in 2008.  Additionally, in 2007 we spent $7.0 million on other feasibility studies, compared to $3.2 million in 2008.

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

Capitalized interest

Capitalized interest in 2008 was $6.8 million, compared with $14.7 million in 2007, a decrease of $7.9 million.  This decrease is mainly due to the startup of the Ilo smelter modernization project in early 2007 and the start up of the new PLS dump project at Toquepala in late 2007.  Capitalized interest for these two projects was $3.2 million lower in 2008.  Capitalized interest at our Mexican operations decreased by $4.7 million in 2008 due to payment of our Yankee bonds.

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

Loss on derivative instruments

Loss on derivative instruments in 2008 was $74.6 million compared with $73.7 million in 2007.  Gains or losses on copper and other metal derivatives are included in net sales and gains or losses on gas derivatives are included in the cost of sales on the consolidated statement of earnings.  The loss on derivative instruments in 2008 and 2007 includes the following (in millions):

	2008	2007
Gain (loss) on US dollar/ Mexican peso exchange rate derivatives	$(74.6)	$8.6
Loss on embedded derivatives in short-term investments	—	(81.0)
Loss on dual currency notes	—	(1.3)
Total	$(74.6)	$(73.7)

The $74.6 million loss on US dollar/ Mexican peso exchange rate in 2008 was a result of the devaluation of the Mexican peso late in 2008.  The Mexican peso devalued 24.5% in 2008 compared to an appreciation of 0.1% in 2007.  In 2007 we held short-term investment instruments which were indexed to SCC Common Stock prices and other instruments leveraged and indexed to certain bond pools.    These instruments were not principal protected and were deemed to contain embedded derivatives.  Related to these embedded derivatives we lost $81.0 million in 2007 which was recorded as “Loss on derivative instruments” in the consolidated statement of earnings.  The total amount of these investment instruments was liquidated during the course of 2007.  We did not hold these types of instruments in 2008.

For a further discussion please see Note 16 “Derivative instruments” to our consolidated financial statements.

Other income (expense)

Other income (expense) in 2008 was $17.2 million compared to $30.8 million in 2007.  The decrease of $13.6 million in income was attributable to $8.8 million of lower income at our Peruvian operations and $4.8 million at our Mexican operations.  The decrease in income at our Peruvian operation was mainly due to a $10.3 million loss on a mark to market valuation of short-term investments, net of an increase in income of $1.5 million on miscellaneous sales.  The decrease in income at our Mexican operation was mainly due to a loss of $12.4 million on the sale of investments, net of $3.9 million of tax recoveries, other than income tax.  Also 2008, includes a $2.6 million loss on asset disposals.

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

The decrease of $506.0 million or 42.7% was primarily due to $1,318.1 million of lower pretax income.  The effective tax rate for 2008 was 32.5%, compared with 34.8% in 2007.  The decrease in the effective tax rate is largely due to the decrease in unrecognized tax benefits for uncertain tax positions due to a settlement with the IRS. Please see Note 8 “Income taxes” for further discussion of the settlement.

Net income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2008 was $7.9 million compared with $10.2 million in 2007, a decrease of $2.3 million or 23.1%.  This decrease is the result of lower earnings at our Peruvian operations.

Net income attributable to SCC

Our net income attributable to SCC in 2008 was $1,406.6 million, compared with $2,216.4 million in 2007, a decrease of $809.8 million or 36.5%.  Net income attributable to SCC decreased as a result of the factors described above.

Segment Operating Income Information — 2008 vs.2007:

Peruvian Open-pit Operations

			Change
	2008	2007	Value	%
Net sales	$2,803.2	$3,192.9	$(389.7)	(12.2)
Operating costs and expenses	(1,273.0)	(1,216.3)	(56.7)	(4.7)
Operating income	$1,530.2	$1,976.6	$(446.4)	(22.6)

Net sales at our Peruvian operations in 2008 were $2,803.2 million, compared with $3,192.9 million in 2007, a decrease of $389.7 million.  This decrease was principally due to the price decline of copper and molybdenum late in 2008.  While the LME copper price was 2.2% lower in 2008 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the molybdenum price was 5.0% lower.  The reduction to sales was magnified, since the prices of the metals dropped sharply in the fourth quarter of 2008.  This occurred since much of our sales of copper and molybdenum take final pricing in months subsequent to shipment.  The effect of provisional price adjustments in the fourth quarter of 2008 reduced sales by $330.3 million.

Additionally, in 2008 copper, molybdenum and silver sales volume decreased by 25.6 million pounds, 1.5 million pounds and 0.9 million ounces, respectively.  The decrease in copper sales was mainly due to lower ore grades and recoveries at the Toquepala mine.  The decrease in molybdenum sales volume was due to lower production mainly from the Toquepala mine due to lower ore grade.  Net sales in 2008 also include a gain on copper derivatives of $91.8 million compared with a gain of $5.5 million in 2007.

Operating costs and expenses at our Peruvian operations in 2008 were $1,273.0 million, compared with $1,216.3 million in 2007, an increase of $56.7 million principally due to higher cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,100.4 million in 2008, compared with $1,045.2 million in 2007. The increase of $55.2 million was primarily the result of 1)$192.6 million of higher production cost mainly due to $118.0 million of higher fuel and power cost due to higher market prices and $62.3 million of higher labor cost due to new labor agreements and the appreciation of the Peruvian nuevo sol during part of the year.  These increases were partially offset by 2) $104.6 million of lower copper concentrates purchased from third parties, 3) $17.1 million of lower workers’ participation due to lower earnings, and 4)$8.9 million of lower mining royalties due to lower metal prices.

Operating income in 2008 was $1,530.2 million, compared with $1,976.6 million in 2007, a decrease of $446.4 million.  The operating income increased primarily as a result of the factors described above.

Mexican Open-pit Operations.

			Change
	2008	2007	Value	%
Net sales	$1,583.6	$2,225.1	$(641.5)	(28.8)
Operating costs and expenses	(949.5)	(954.4)	4.9	0.5
Operating income	$634.1	$1,270.7	$(636.6)	(50.1)

Net sales at our Mexican open-pit operations in 2008 were $1,583.6 million, compared with $2,225.1 million in 2007, a decrease of $641.5 million or 28.8%.  This decrease is a result of lower metal prices and lower copper sales volume, mainly refined and rod, due to the loss of production as a result of the ongoing strike activity at the Cananea mine.  While the COMEX copper price was 2.8% lower in 2008 (the majority of sales of our Mexican operations’ copper are priced on COMEX) and the molybdenum price was 5.0% lower, the effect of provisional price adjustments in the fourth quarter of 2008 reduced sales by $76.4 million.  Partially offsetting this reduction, net sales in 2008 included a gain on copper derivatives of $45.2 million compared with a gain of $5.5 million in 2007.

Operating cost and expenses at our Mexican open-pit operations in 2008 was $949.5 million compared with $954.4 million in 2007, a decrease of $4.9 million.  This decrease was the result of lower cost of sales (exclusive of depreciation, amortization and depletion) in 2008 of $7.7 million, partially offset by $1.4 million of higher depreciation amortization and depletion due to higher amortization of capitalized leach material and $0.9 million of higher selling, general and administrative expenses.  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) was primarily the effect of the ongoing strike at the Cananea mine and is explained by 1) $56.4 million of lower production cost, 2) $62.0 million of lower workers’ participation, 3) $17.6 million of lower inventory consumption partially offset by 4)$99.0 million of higher metals purchased from third parties, 5)$28.0 million of continuing cost at the Cananea mine and 6) $14.0 million of severance payments.

Operating income in 2008 was $634.1 million, compared with $1,270.7 million in 2007, a decrease of $636.6 million or 50.1%.  The operating income increased primarily as a result of the factors described above.

IMMSA Unit.

			Change
	2008	2007	Value	%
Net sales	$525.1	$680.7	$(155.6)	(22.9)
Operating costs and expenses	(513.3)	(434.3)	(79.0)	18.2
Operating income	$11.8	$246.4	$(234.6)	(95.2)

Net sales at our IMMSA Unit in 2008 were $525.1 million, compared with $680.7 million in 2007, a decrease of $155.6 million or 22.9%.  The decrease in 2008 was primarily due to lower sales volume caused by strikes at the Taxco and San Martin mines and lower zinc prices.

Operating costs and expenses at our IMMSA Unit were $513.3 million in 2008, compared with $434.3 million in 2007, an increase of $79.0 million or 18.2%.  This increase was primarily the result of $86.3 million of higher cost of sales (exclusive of depreciation, amortization and depletion), partially offset by $4.9 million of lower depreciation, amortization and depletion, the effect of the accelerated depreciation taken in 2007 on the processing plant equipment at Pasta de Conchos as a result of the mine accident and $3.7 million of lower selling, general and administrative expenses due to lower consultant and support services.  The increase in cost of sales (exclusive of depreciation, amortization and depletion) was principally the result of 1) $82.4 million of higher metal purchased from third parties to partially cover the production loss due to the strikes, 2) $38.0 million of loss in currency translation due to the depreciation of the Mexican peso against the US dollar, 3) $9.1 million of higher fuel and power cost due to increased market prices, 4) $8.6 million of higher drilling and field work at the Charcas and Santa Eulalia mines and 5)$11.4 million of contractor services for operations due to higher production of coal and coke in Nueva Rosita south pit.  These increases were partially offset by 1) $21.2 million of lower workers’ participation, 2)$15.0 million for an insurance reimbursement for the zinc refinery fire in 2007, 3) $13.1 million of use of inventory and 4) $8.1 million of lower tolling cost due to termination of the contract in May 2008.

Operating income in 2008 was $11.8 million, compared with $246.4 million in 2007, a decrease of $234.6 million or 95.2%.  The operating income decreased primarily as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 20 “Segment and related information” of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2009.

Liquidity

The following table shows the cash flow for the years ended 2009 and 2008 (in millions):

	2009	2008	2007
Net cash provided from operating activities	$963.2	$1,728.3	$2,703.5
Net cash used for investing activities	$(359.3)	$(418.6)	$(246.0)
Net cash used for financing activities	$(458.0)	$(2,048.0)	$(2,088.3)

Net cash provided from operating activities:

2009-2008

The decrease of $765.2 million in the 2009 cash provided from operating activities from 2008 was due to the reduction of $479.9 million in net income and an increase in working capital needs of $355.8 million. The reduction in net income was primarily due to lower metal prices.

In 2009 net income was $934.6 million, approximately 97% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $322.6 million and $41.2 million of deferred income tax, which were added back to net income in determining operating cash flow, and ($56.8) million of the realized 2008 loss on derivative instruments, which were deducted from net income in determining operating cash flow.

In addition, in 2009 an increase in working capital decreased operating cash flow by $286.1 million.  The 2009 and 2008 increase (decrease) in cash from working capital includes (in millions):

	2009	2008	Variance
Accounts receivable	$(299.6)	$330.1	$(629.7)
Inventories	(4.5)	(3.3)	(1.2)
Accounts payable and accrued liabilities	(89.1)	(164.3)	75.2
Other operating assets and liabilities	107.1	(92.9)	200.0
Total	$(286.1)	$69.6	$(355.7)

The increase in accounts receivable value was principally due to higher metal prices at the end of 2009 compared with 2008.  The LME and COMEX copper prices increased by over 70% in the fourth quarter 2009 compared with the fourth quarter 2008, and zinc and silver increased by 85.2% and 73.0%, respectively.  The increase in inventories of $4.5 million includes an increase of $23.8 million in metal inventory mainly due to higher metal purchases from third parties at our Mexican operations to reduce the production loss caused by the ongoing strikes net of a decrease of $19.2 million in supplies inventory.  The decrease in accounts payable and accrued liabilities was mainly due to a decrease in accounts payable trade as a result of the lower prices of supplies and the strikes at our Mexican operations. Other operating assets and liabilities in 2009 were a source of cash of $107.1 million, which was caused principally by a decrease of $44.1 million in the long term income tax provision.

2008-2007

The decrease of $975.1 million in the 2008 cash provided from operating activities from 2007 was principally due to the reduction of $812.1 million in net income as a result of lower sales prices for most of our metal products and a decrease in sales volume.

In 2008 net income was $1,414.5 million approximately 81.8% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $327.3 million and $56.8 million of unrealized loss on derivative instruments, which increased operating cash flow, and deferred income tax benefit of $100.1 million, which decreased operating cash flow.

In addition, in 2008 a decrease in working capital increased operating cash flow by $69.6 million.  The 2008 and 2007 increase in cash from working capital includes (in millions):

	2008	2007	Variance
Accounts receivable	$330.1	$66.2	$263.9
Inventories	(3.3)	(34.6)	31.3
Accounts payable and accrued liabilities	(164.3)	(150.3)	(14.0)
Other operating assets and liabilities	(92.9)	153.7	(246.6)
Total	$69.6	$35.0	$(34.6)

The decrease in accounts receivable was principally caused by the sharp decrease in metal prices at the end of 2008. The fourth quarter 2008 price of copper and molybdenum was approximately 46% and 55% lower than the fourth quarter of 2007.  In addition, the year-end 2008 price of copper and molybdenum was approximately 55% and 70% lower than the year-end 2007 prices.  Accounts payable and accrued liabilities decreased by $164.3 million in 2008, largely as a result of a decrease in workers’ participation and income tax accruals of $107.8 million and $97.8 million, respectively, as a result of lower earnings in 2008.  Other operating assets and liabilities in 2008 were a use of cash of $92.9 million which was caused principally by a decrease of $84.5 million in the long-term income tax provision, see Note 8 — “Income Taxes”, of our consolidated financial statements.

In 2007, our earnings were $2,216.4 million, approximately 82.0% of the net operating cash flow.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation, amortization and depletion of $327.9 million, $81.0 million of realized loss on short-term investments and $66.6 million of deferred income tax, which positively increased operating cash flow and $45.9 million of capitalized leachable material, which lowered our cash flow.  Additionally, a decrease in working capital needs increased operating cash flow by $34.9 million.

Net cash used for investing activities:

2009: Net cash used for investing activities in 2009 included $414.8 million for capital expenditures, $43.8 million of proceeds from the redemption of short-term investments and $11.8 million of proceeds from the sale of inactive properties in our Mexican operations.  The capital expenditures included $284.4 million of investments at our Peruvian operations, $162.0 million for the Tia Maria project, $52.6 million for the Toquepala concentrator expansion, and $69.8 million for various other replacement expenditures.  In addition, we spent $130.4 million for replacement assets at our Mexican operations, $79.4 million of which was at our Mexican open-pit operations, $27.8 million at our IMMSA Unit and $23.2 million at our administrative office in Mexico City.

2008: Net cash used for investing activities included $524.4 million of capital expenditures, $45.2 million received from the redemption of short-term investments and $60.6 million of proceeds from the sale of inactive properties at our Mexican operations.  The $524.4 million of capital expenditures includes the following expenditures at our Peruvian operations, $118.0 million for the Tia Maria project, $37.7 million for the Toquepala expansion project, $18.2 million for the Cuajone expansion project, $21.7 million for the tailing disposal project, $17.3 million for electrical shovels and $89.5 for equipment replacement and upgrades.  Capital expenditures also include equipment replacement and upgrade of $145.0 million at our Mexican open-pit operations, $44.2 million at our IMMSA Unit and $32.8 million for our administrative office in Mexico.

2007: Net cash used for investing activities was $246.0 million and included $315.7 million of capital expenditures, $217.9 million for the purchase of short-term investments, less $287.4 million received on the redemption of short-term investments.  The $315.7 million of capital expenditures, includes $21.0 million for the Ilo smelter modernization project, $13.8 million for the Toquepala leach dump project, $10.5 million for the PLS dam project and $270.4 million for equipment replacements and upgrades of which $188.6 million was for our Mexican operations.

Net cash used for financing activities:

2009: Net cash used for financing activities amounted to $458.0 million, and included a shareholder dividend distribution of $376.0 million, a distribution to our non-controlling interest investors of $1.1 million, $71.9 million for the repurchase of 4.9 million shares of our Common Stock and $10.0 million for debt payment.

2008: Net cash used for financing activities amounted to $2,048.0 million, and included a shareholder dividend distribution of $1,710.8 million, a distribution to our non-controlling interest investors of $10.2 million, $384.7 million for the repurchase of 28.5 million shares of our Common Stock and $160.0 million of debt repayment.  In addition, we received $216.4 million from the sale of 350 million shares of our parent company’s Common Stock. See Note 15 “Stockholder Equity.”

2007: cash used for financing activities amounted $2,088.3 million, mainly for a dividend distribution of $2,002.3 million to our shareholders and $7.2 million to our non-controlling interest investors.  In 2007, financing activities also include $68.6 million for the repurchase of our Yankee bonds series B and a $10.0 million payment on the Mitsui loan.

Other Liquidity Considerations

In 2008, the Company’s Board of Directors authorized an up to $500 million share repurchase program.  Under this program we may purchase shares from time to time, based on market conditions and other factors. In 2009 the Company purchased 4.9 million shares of its Common Stock at a cost of $71.9 million.  In 2008, we purchased 28.5 million shares under this program at a cost of $384.7 million.  These shares will be available for general corporate purposes. The repurchase program has no expiration date and may be modified or discontinued at any time.

On January 28, 2010 the Board of Directors authorized a dividend of 43 cents per share to be paid on March 4, 2010 to shareholders of record as of February 19, 2010.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current capital investment program and expected future cash flow generated from operations.

We expect that we will meet our cash requirements for 2010 and beyond from cash on hand and internally generated funds.  In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

In December 2006, our Peruvian Branch signed a contract with the Peruvian government committing our Company to make annual contributions for five years to support the regional development of Peru.  The contributions are being used for social benefit programs.  In 2009, 2008 and 2007, the Company made non-deductible contributions of $12.7 million, $18.9 million and $16.1 million out of 2008, 2007 and 2006 earnings, respectively and has charged 2009 earnings $9.1 million for the 2010 contribution.  Future contributions could increase or decrease depending on earnings and copper prices.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, we are subject to a 1% to 3% charge, based on sales, applicable to the value of the concentrates produced.  We made a provision of $43.7 million, $53.9 million and $62.8 million in 2009, 2008 and 2007, for this charge.  During 2009, 2008 and 2007 we made payments of $38.4 million, $58.0 million and $64.0 million, respectively, related to this charge.

FINANCING

Our total debt at December 31, 2009 was $1,296.4 million compared with $1,306.4 million at December 31, 2008 before the unamortized discount of notes issued under par of $16.1 million and $16.4 million at December 31, 2009 and 2008, respectively.  The $10.0 million decrease in 2009 was for a scheduled repayment on our Mitsui loan.

The ratio of debt to total capitalization was 24.7% at December 31, 2009, compared with 27.5% at December 31, 2008.  Also, the ratio of net debt to total capitalization was 11.6% at December 31, 2009 compared with 14.5% at December 31, 2008.

We define net debt as total debt, including current maturities, minus cash and cash equivalents. We believe that net debt is useful to investors as a measure of our financial position.  We use the net debt to capitalization ratio as measure of our indebtedness position and to determine how much debt can we take in addition to the use of the equity and the balance sheet in general.  We define capitalization as the sum of the carrying values of our total debt, including current maturities and equity.

Capital Expenditure Programs

A discussion of our capital expenditure programs is an important part of understanding our liquidity and capital resources.  We expect to meet the cash requirements for these capital expenditures from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Expansion Program” under this Item 7.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2009:

		Payments due by Period
	Total	2010	2011	2012	2013	2014	2015 and Thereafter
	(dollars in millions)
Long-term debt	$1,296.4	$10.0	$10.0	$10.0	$10.0	$—	$1,256.4
Interest on debt	2,087.3	93.9	93.6	93.4	93.1	93.0	1,620.3
Uncertain tax position(a)	26.2
Workers’ participation	150.9	150.9
Contribution to the Peruvian regional development	9.1	9.1
Pension and post-retirement obligations	98.5	31.0	5.6	5.8	6.1	6.4	43.6
Asset retirement obligation	267.3	—	—	—	—	—	267.3
Purchase obligations:
Commitment to purchase energy	1,228.6	167.5	167.6	167.5	167.6	167.5	390.9
Capital expenditure projects	228.0	228.0	—	—	—	—	—
Total	$5,392.3	$690.4	$276.8	$276.7	$276.8	$266.9	$3,578.5

(a)          The above table does not include any future payment related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of December 31, 2009 the liability recognized by the Company is $26.2 million and is included as non-current liability in the consolidated balance sheet.

Interest on debt is calculated at rates in effect at December 31, 2009.  Please refer to Note 11 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

Workers’ participation is currently calculated based on Peruvian Branch and Mexican pre-tax earnings.  In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on Peruvian Branch’s taxable income and is largely distributed to workers following determination of final results for the year.  Amounts in excess of 18 times a workers salary is distributed to governmental bodies.  In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

Pursuant to our agreement with the Peruvian Government signed on December 28, 2006 we have committed to make annual contributions for five years for the regional development of Peru based on Peruvian Branch’s earnings after income tax.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Peruvian Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price drops below $1.79 per pound the contribution will cease.  For an additional discussion on this matter please see “Regional development contribution” in Note 14 “Commitments and contingencies” of the consolidated financial statements.

Pension and post retirement obligations include the benefit expected to be paid under our post-retirement benefit plans. Please refer to Note 12 “Benefit plans” of our consolidated financial statements.

Asset retirement obligations include the aggregate amount of the closure and remediation costs of our Peruvian mines and facilities to be paid under the mine closure plans approved by MEM. See note 10 “Asset retirement obligation.”

We have a commitment to purchase power for our Peruvian operations from Enersur through April 2017. In 2009 we signed a Memorandum of Understanding (“MOU”) with Enersur regarding the power supply agreement.  As a result of the MOU, formulas for calculating the monthly power cost have changed, decreasing power cost vis a vis the former methodology.  The new formula has been applied since May 2009 to date and will be used until the end of the contract in 2017. Amounts indicated on the above table are based on our long-term estimated power costs as amended by the MOU, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Capital expenditure projects include committed purchase orders and executed contracts principally for our Peruvian projects of Tia Maria and the Toquepala concentrator expansion.

NON-GAAP INFORMATION RECONCILIATION

Following is a reconciliation of “Operating Cash Cost” (see page 83) to GAAP cost of sales in millions of dollars and dollars per pound in the table below:

	2009		2008		2007
	$ million	$ per unit	$ million	$ per unit	$ million	$ per unit
Cost of sales (exclusive of depreciation, amortization and depletion)–GAAP	$1,823.7	$1.751	$2,182.2	$1.976	$2,122.2	$1.698
Add:
Selling, general and administrative	78.3	0.075	102.4	0.093	98.0	0.078
Treatment and refining charges	42.3	0.041	40.8	0.037	57.9	0.046
By-product revenue(1)	(1,023.2)	(0.983)	(1,476.1)	(1.336)	(1,909.3)	(1.527)
Net revenue on sale of metal purchased from third parties	(17.8)	(0.017)	(18.2)	(0.016)	(13.8)	(0.011)

Less:
Workers’ participation	(134.7)	(0.129)	(212.1)	(0.192)	(310.9)	(0.249)
Cost of metals purchased from third parties	(271.5)	(0.261)	(232.8)	(0.211)	(157.7)	(0.126)
Royalty charge and other, net	(146.2)	(0.140)	(121.6)	(0.111)	(164.2)	(0.131)
Inventory change	23.8	0.023	(23.9)	(0.022)	(31.5)	(0.025)

Operating Cash Cost	$374.7	$0.360	$240.7	$0.218	$(309.3)	$(0.247)
Less by-product revenue and net revenue on sale of metal purchased from third parties	1,041.0	1.000	1,494.3	1.353	1,923.2	1.538
Operating Cash Cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$1,415.7	$1.360	$1,735.0	$1.571	$1,613.9	$1.291
Total pounds of copper produced (in millions)	1,041.3		1,104.6		1,250.0

(1) Includes net by-product sales revenue and premiums on sales of refined products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2009, a change in interest rates of one percent (or 100 basis points) would have an average annual impact on net income and cash flows of $0.2 million.  Most of our debt is at fixed rates.

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

	Year Ended December 31,
	2009	2008	2007
Peru
Peruvian inflation rate	0.2%	6.6%	3.9%
Nuevo sol/dollar devaluation/(appreciation) rate	(8.0)%	4.8%	(6.3)%
Mexico
Mexican inflation rate	3.6%	6.5%	3.8%
Peso/dollar devaluation/(appreciation) rate	(3.5)%	24.5%	(0.1)%

Change in monetary position:

Assuming an exchange rate change of 10% at December 31, 2009, we estimate our net monetary position in Peruvian nuevo sol and Mexican pesos would increase (decrease) our operating income as follows:

Variance	Effect in net earnings ($ in million)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$36.2
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(29.6)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$26.1
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(21.3)

The net monetary position is net of those assets and liabilities that are nuevo sol or peso denominated at December 31, 2009.

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate estimated changes in net earnings resulting from metal price changes in 2010 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$5.7	$22.1	$1.3	$9.5

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures.  We generally do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing our Company to market risk.

Copper and zinc swaps:

In 2009 we did not enter into any copper or zinc derivative contracts.  During 2008 and 2007 we entered into copper collar and swap contracts to protect a portion of our sales of copper production as follows:

	2008	2007
Collar contracts:
Pounds (in millions)	220.5	170.5
Average LME cap price	$4.23	$4.07
Average LME floor price	$3.40	$3.20

Swap contracts:
Pounds (in millions)	175.1	11.9
Weighted average COMEX price	$3.87	$3.71

Gain on copper derivatives	$137.0	$10.9

The gains obtained were recorded in net sales on the consolidated statement of earnings.  Also, these gains were recorded in net earnings in operating activities of the consolidated statement of cash flow.

Transactions under these metal price protection programs are not accounted for as hedges under ASC 815-15 “Derivatives and Hedging-embedded derivatives” (formerly SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities”) and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in net sales on the consolidated statement of earnings.

Gas swaps:

In the last three years we entered into gas swap contracts to protect part of our gas consumption as follows:

	2009	2008	2007
Gas volume (MMBTUs)	306,000	460,000	900,000
Fixed price	$3.6350	$8.2175	$7.5250
Loss (in millions)	—	$(0.9)	$(0.9)

The losses obtained were included in the production cost.  At December 31, 2009 we did not hold any gas contract positions.

Exchange Rate Derivatives, U.S. dollar / Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

Related to the exchange rate derivative contracts we recorded gains and (losses) as follows (in millions):

	As of December 31,
	2009	2008	2007
Gain (loss)	$4.2	$(74.6)	$8.6

These gains and losses were recorded as gain (loss) on derivative instruments in the consolidated statements of earnings.  At December 31, 2009 we did not hold any exchange rate derivative contracts.

Dual currency notes:

We did not hold any dual currency notes in 2009 and 2008.  However, in 2007 we recorded an exchange loss of $1.3 million which was recorded as loss on derivative instruments in the consolidated statement of earnings and earned interest of $2.1 million, which was recorded as interest income in the consolidated statement of earnings.

Short-term investments:

Short-term investments were as follows:

	As of December 31,
Investments	2009	2008
Short-term investments in securities issued by public companies (in millions)	$22.9	$62.4
Weighted average interest rate	0.63%	1.85%

Short-term investments consist of securities issued by public companies, which have been classified as available for sale.  Each security is independent of the others.  As of December 31, 2009 and 2008, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest which was recorded as interest income in the consolidated statement of earnings. Also we redeemed some of these securities and obtained gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

As of December 31, 2009 and 2008 contractual maturities of debt securities are as follows (in millions):

	2009	2008
One year or less	$9.0	$23.6
Maturing after one year through five years	4.1	24.8
Maturing after five years through ten years	0.1	1.5
Due after ten years	9.7	12.5
Total debt securities	$22.9	$62.4

The following table summarizes the activity of these investments (in millions):

	Year ended December 31,
	2009	2008
Interest earned	$0.4	$4.1
Investment redeemed	$43.8	$45.2
Loss recognized for other than temporary declines	—	$10.3

IMPACT OF NEW ACCOUNTING STANDARDS

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)	2009	2008	2007
Net sales	$3,734,280	$4,850,820	$6,085,672

Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,823,673	2,182,206	2,122,163
Selling, general and administrative	78,291	102,432	98,047
Depreciation, amortization and depletion	322,590	327,302	327,898
Exploration	24,578	36,990	40,212
Total operating costs and expenses	2,249,132	2,648,930	2,588,320

Operating income	1,485,148	2,201,890	3,497,352

Interest expense	(99,793)	(105,928)	(123,204)
Capitalized interest	2,156	6,776	14,717
Gain (loss) on derivative instruments	4,236	(74,628)	(73,711)
Loss on debt prepayments	—	—	(16,572)
Other income (expense)	6,077	17,272	30,759
Interest income	6,610	48,400	82,519

Income before income taxes	1,404,434	2,093,782	3,411,860

Income taxes	469,861	679,323	1,185,261
Net income	934,573	1,414,459	2,226,599

Less: Net income attributable to the non-controlling interest	5,192	7,866	10,229

Net income attributable to SCC	$929,381	$1,406,593	$2,216,370

Per common share amounts attributable to SCC:
Net earnings – basic and diluted	$1.09	$1.60	$2.51
Dividends paid	$0.44	$1.94	$2.27

Weighted average shares outstanding – basic and diluted	850,697	878,713	883,392

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31,
(in thousands)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$772,306	$716,740
Short-term investments	22,948	62,376
Accounts receivable trade (less allowance for doubtful accounts (2009 - $4,614 and 2008 - $4,811)	407,979	104,149
Accounts receivable other (including affiliates 2009 - $4,491 and 2008 - $1,925)	31,971	29,439
Inventories	456,122	451,597
Deferred income tax – current portion	19,672	64,711
Other current assets	67,131	124,681
Total current assets	1,778,129	1,553,693

Property, net	3,969,558	3,810,508
Leachable material, net	107,262	156,294
Intangible assets, net	113,840	115,059
Deferred income tax	52,670	83,106
Other assets	41,113	45,664
Total assets	$6,062,572	$5,764,324

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	283,703	413,351
Accrued income taxes	91,359	34,378
Due to affiliated companies	—	8,965
Accrued workers’ participation	150,692	205,466
Accrued interest	39,795	40,968
Other accrued liabilities	26,876	24,335
Total current liabilities	602,425	737,463

Long-term debt	1,270,252	1,279,972
Deferred income taxes	143,508	169,342
Non-current taxes payable	26,201	70,266
Other liabilities and reserves	77,607	93,875
Asset retirement obligation	48,925	18,007
Total non-current liabilities	1,566,493	1,631,462

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Common stock par value $0.01; shares authorized: 2009 and 2008 960,000,000 shares issued: 2009 and 2008 – 884,596,086	8,846	8,846
Additional paid-in capital	1,013,326	993,826
Retained earnings	3,469,930	2,916,517
Accumulated other comprehensive loss	(13,061)	(23,477)
Treasury stock, at cost, common shares	(603,413)	(514,453)
Total stockholders’ equity	3,875,628	3,381,259

Non-controlling interest	18,026	14,140
Total equity	3,893,654	3,395,399

Total liabilities and equity	$6,062,572	$5,764,324

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,
(in thousands)	2009	2008	2007

OPERATING ACTIVITIES

Net income	$934,573	$1,414,459	$2,226,599

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	322,590	327,302	327,898
Capitalized leachable material	—	(2,246)	(45,903)
(Gain) loss on currency translation effect	18,307	(18,063)	12,052
Provision (benefit) for deferred income taxes	41,231	(100,115)	66,596
(Gain)loss on sale of property	(6,173)	(29,778)	780
Loss on short-term investments	(4,353)	10,339	81,006
Unrealized loss (gain) on derivative investments	(56,815)	56,815	(520)
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(299,631)	330,163	66,200
Inventories	(4,525)	(3,314)	(34,632)
Accounts payable and accrued liabilities	(89,139)	(164,284)	(150,309)
Other operating assets and liabilities	107,113	(92,938)	153,689
Net cash provided from operating activities	963,178	1,728,340	2,703,456

INVESTING ACTIVITIES
Capital expenditures	(414,822)	(524,400)	(315,741)
Purchase of short-term investments	—	—	(217,903)
Proceeds on sale of short-term investments	43,781	45,188	287,398
Sale of property	11,755	60,613	—
Other	—	—	267
Net cash used for investing activities	(359,286)	(418,599)	(245,979)

FINANCING ACTIVITIES
Debt repaid	(10,000)	(160,025)	(78,600)
SCC common shares buyback	(71,903)	(384,656)	—
Proceeds from sale of parent company shares	—	216,438	—
Dividends paid to common stockholders	(375,969)	(1,710,813)	(2,002,312)
Distributions to non-controlling interest	(1,149)	(10,211)	(7,211)
Other	998	1,231	(224)
Net cash used for financing activities	(458,023)	(2,048,036)	(2,088,347)

Effect of exchange rate changes on cash and cash equivalents	(90,303)	45,763	17,364

Increase(decrease) in cash and cash equivalents	55,566	(692,532)	386,494
Cash and cash equivalents, at beginning of year	716,740	1,409,272	1,022,778

Cash and cash equivalents, at end of year	$772,306	$716,740	$1,409,272

	2009	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$95,492	$116,709	$117,883
Income taxes	$339,421	$922,019	$1,057,931
Workers’ participation	$183,697	$305,216	$301,056
Supplemental schedule of non-cash operating, investing and financing activities:
(Increase) decrease in pension and other post-retirement benefits	$10,416	$3,050	$(3,266)

Non cash transactions:
Common Stock split:
Increase in Common Stock	$—	$5,897	$—
Decrease in additional paid-in capital	$—	$5,897	$—

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For years ended December 31,
(in thousands)	2009	2008	2007

TOTAL EQUITY, beginning of year	$3,395,399	$3,864,805	$3,680,594

STOCKHOLDERS’ EQUITY, beginning of year	3,381,259	3,848,120	3,666,605

CAPITAL STOCK:
Balance at beginning and end of year (1):	8,846	8,846	8,846

ADDITIONAL PAID-IN CAPITAL (1):
Balance at beginning of year	993,826	819,646	766,796
Gain on sale of parent company shares	—	144,091	—
Net movement of the period	19,500	30,089	52,850
Balance at end of year	1,013,326	993,826	819,646

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(388,968)	(4,360)	(4,409)
Share repurchase program	(71,904)	(384,656)	—
Used for corporate purposes	160	48	49
Balance at end of period	(460,712)	(388,968)	(4,360)

Parent Company common shares
Balance at beginning of year	(125,485)	(170,315)	(92,603)
Sale of shares	—	72,339	—
Other activity, including dividend, interest and currency translation effect	(17,216)	(27,509)	(77,712)
Balance at end of year	(142,701)	(125,485)	(170,315)

Treasury stock balance at end of year	(603,413)	(514,453)	(174,675)

RETAINED EARNINGS:
Balance at beginning of year	2,916,517	3,220,857	3,010,307
Net earnings	929,381	1,406,473	2,216,370
Cumulative effect of uncertain tax position	—	—	(3,508)
Dividends paid, Common Stock, per share, 2009 - $0.44, 2008 – $1.94, 2007 - $2.27	(375,968)	(1,710,813)	(2,002,312)
Balance at end of year	3,469,930	2,916,517	3,220,857

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(23,477)	(26,554)	(22,332)
(Increase) decrease in pension and other post-retirement benefits	10,416	3,050	(3,266)
Unrealized gain on equity securities	—	27	(956)
Balance at end of year	(13,061)	(23,477)	(26,554)

STOCKHOLDERS’ EQUITY, end of year	3,875,628	3,381,259	3,848,120

NON-CONTROLLING INTEREST, beginning of year	14,140	16,685	13,989
Net earnings	5,192	7,866	10,229
Dividends paid	(1,149)	(10,211)	(7,211)
Other activity	(157)	(200)	(322)
NON-CONTROLLING INTEREST, end of year	18,026	14,140	16,685

TOTAL EQUITY, end of year	$3,893,654	$3,395,399	$3,864,805

(1)                          Initial balance was retrospectively adjusted to reflect the stock split made in 2008.

	2009	2008	2007
RETAINED EARNINGS:
Unappropriated	$1,693,675	$540,981	$1,128,407
Appropriated	1,776,255	2,375,536	2,092,450
Total retained earnings	$3,469,930	$2,916,517	$3,220,857

COMPREHENSIVE INCOME:
Net income	$934,573	$1,414,459	$2,226,599
Other comprehensive income (loss) net of tax:
(Increase) decrease in pension and other post-retirement benefits	10,416	3,050	(3,266)
Unrealized gain on equity securities	—	27	(956)
Total comprehensive income	$944,989	$1,417,536	$2,222,377

Comprehensive income attributable to the non-controlling interest	$5,192	$7,866	$10,229
Comprehensive income attributable to SCC	$939,797	$1,409,670	$2,212,148

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”) and its subsidiaries.  The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch”).  The Peruvian Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation—

The consolidated financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with Accounting Standards Codification 810 Consolidation “ASC-810” (in prior literature SFAS No. 94 “Consolidation of All Majority-Owned Subsidiaries”).  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The consolidated balance sheets as of December 31, 2008 and the related consolidated statement of earnings, changes in equity and cash flows for the years ended December 31, 2008 and 2007, have been retrospectively adjusted to conform with the new presentation requirements related to the non-controlling interest set forth in ASC-810 (in prior literature SFAS No. 160 “non-controlling interest”).

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

For certain of the Company’s sales of copper and molybdenum products, customer contracts allow for pricing based on a month subsequent to shipping, in most cases within the following three months and in a couple of cases a few additional months.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward LME or COMEX copper prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under ASC 815-15 “Derivatives and Hedging — embedded derivatives” (in prior literature SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”).  The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms.  Net sales include the invoiced value and corresponding fair value adjustment of the related forward contract of copper, zinc, silver, molybdenum, acid and other metals.

Shipping and handling fees and costs—

Amounts billed to customers for shipping and handling, are classified as sales.  Amounts incurred for shipping and handling are included in cost of sales (exclusive of depreciation, amortization and depletion).

Cash and cash equivalents—

Cash and cash equivalents include bank deposits, certificates of deposit and short-term investment funds with original maturities of three months or less at the date of purchase.  The carrying value of cash and cash equivalents approximates fair value.

Short-term investments—

The Company accounts for short-term investments in accordance with ASC 320-10 “Investments Debt and Equity Securities — Recognition” (in prior literature SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).  The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date.  Unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, unless such loss is deemed to be of a permanent nature.

Inventories—

Metal inventories, consisting of work—in-process and finished goods, are carried at the lower of average cost or market.  Costs incurred in the production of metal inventories exclude general and administrative costs.

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

There is a diversity of practices in the mining industry in the treatment of drilling and other related costs to delineate new ore reserves.  The Company follows the practices outlined in the next two paragraphs in its treatment of drilling and related costs.

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

For the years ended December 31, 2009, 2008 and 2007 the Company did not capitalize any drilling and related costs.  The net balance of capitalized mine development costs at December 31, 2009 and 2008 were $43.7 million and $46.4 million, respectively.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years.  The current price per pound of copper, as defined, was $2.90, $3.15 and $2.66 at the end of 2009, 2008 and 2007, respectively.  The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Income taxes—

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in ASC 740 “Income tax” (in prior literature SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”)).  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  The Company recognizes potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  We follow the guidance of ASC 740 “Income Tax” (FIN 48 “Uncertain tax positions” in prior literature) to record these liabilities.  (See Note 8 “Income taxes” of the consolidated financial statements for additional information).  The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If its estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Asset impairments -

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle.  The Company is currently using a long-term average copper price of $1.80 per pound of copper and an average molybdenum price of $11.00 per pound, along with near-term price forecast, for 2010 through 2012, reflective of the current price environment, for impairment tests.  The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value.

Please see Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Cananea Strike” for discussion of impairment analysis related to the Cananea mine.

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.  During the fiscal years ended December 31, 2009, 2008 and 2007, the components of “other comprehensive income (loss)” were the additional minimum liability for employee benefit obligations and unrealized gain on equity securities and the adjustment necessary to adopt ASC 715 “Compensation retirement benefits” (in prior literature SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”).

Business segments-

Company management views Southern Copper as having three reportable segments and manages on the basis of these segments.  The segments identified by the Company are: 1) Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines.  2) The Mexican open-pit copper mines, which include La Caridad and Cananea mine complexes and their supporting facilities.  3) The Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine and several industrial processing facilities.

The Chief Operating Officer of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

Adoption of new accounting principle-

During 2009 the Company adopted the following pronouncements:

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

In May 2009, the FASB issued topic ASC 855 “Subsequent Events” (prior authoritative literature FAS 165 “Subsequent Events”) to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this topic sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This topic introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This topic is effective for interim or annual reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009. Please see disclosures required in Note 22, “Subsequent events”.

In April 2009, the FASB issued ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments” (formerly FASB issued Staff Position (“FSP”) FAS 107-1) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This ASC also amends ASC 270 “Interim Financial Reporting” (formerly APB Opinion No. 28), to require those disclosures in summarized financial information at interim reporting periods.  This ASC applies to all financial instruments within the scope of ASC 825-10-15 and requires disclosing in the body or in the accompanying notes, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Fair value information disclosed shall be presented together with the related carrying amount in a form that makes clear whether the fair value and carrying amount represents assets or liabilities and how the carrying amount is reported in the statement of financial position.  Also the entity shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe their changes, if any, in the period.  This ASC is effective for interim reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009.  Please see disclosures required in Note 17, “Financial instruments.”

In April 2009, the FASB issued ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-than-temporary Impairments”) and ASC 820-10-65-4 (formerly FSP FAS 157-4 “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly”).  These FASB Staff positions are effective for interim reporting periods ending after June 15, 2009 and therefore became effective for the Company as of June 30, 2009 and do not have a material impact on its financial position or results of operations.

On March 19, 2008 the FASB issued ASC 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities” (formerly FAS No. 161).  This ASC improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The adoption of this statement has not had a material effect on the Company’s financial position and results of operations. See disclosures required in Note 16, “Derivative instruments.”

In December 2007, the FASB published ASC 805 “Business Combinations” (formerly SFAS No. 141-R).  This statement improves the reporting of information about a business combination and its effects.  This statement establishes principles and requirements for how the acquirer will recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition.  Also, the statement determines the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase, and finally, determines the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company has adopted this pronouncement on January 1, 2009 and will apply its requirements to future business combinations.

NOTE 3- SHORT-TERM INVESTMENTS:

Short-term investments were as follows:

	As of December 31,
Investments	2009	2008
Short-term investments in securities issued by public companies (in millions).	$22.9	$62.4
Weighted average interest rate	0.63%	1.85%

Short-term investments consist of securities issued by public companies, which have been classified as available for sale.  Each security is independent of the others.  As of December 31, 2009 and 2008, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

As of December 31, 2009 and 2008 contractual maturities of debt securities are as follows (in millions):

	2009	2008
One year or less	$9.0	$23.6
Maturing after one year through five years	4.1	24.8
Maturing after five years through ten years	0.1	1.5
Due after ten years	9.7	12.5
Total debt securities	$22.9	$62.4

The following table summarized the activity of these investments (in millions):

	Year ended December 31,
	2009	2008
Interest earned	$0.4	$4.1
Investment redeemed	43.8	45.2
Loss recognized for other than temporary declines	—	$10.3

NOTE 4-INVENTORIES:

	As of December 31,
(in millions)	2009	2008
Metals:
Finished goods	$63.8	$46.7
Work-in-process	142.5	135.8
Supplies	249.8	269.1
Total inventories	$456.1	$451.6

NOTE 5-PROPERTY:

	As of December 31,
(in millions)	2009	2008
Buildings and equipment	$6,531.5	$6,292.9
Construction in progress	751.9	642.2
Mine development	288.6	261.9
Land, other than mineral	48.4	48.2
Total property	7,620.4	7,245.2
Accumulated depreciation, amortization and depletion	(3,650.8)	(3,434.7)
Total property, net	$3,969.6	$3,810.5

Depreciation and depletion expense for the years ended December 31, 2009, 2008 and 2007 amounted to $271.2 million, $257.5 million and $263.4 million, respectively.

NOTE 6-CAPITALIZED LEACHABLE MATERIAL COST:

	As of December 31,
(in millions)	2009	2008
Capitalized leachable material	$378.1	$378.1
Accumulated amortization	(270.8)	(221.8)
Capitalized leachable material, net	$107.3	$156.3

Amortization of leachable material is included in depreciation, amortization and depletion on the consolidated statement of earnings.  The Company’s policy of deferring leachable material cost for one of its Mexican mines increased (decreased) operating costs as compared to what such amounts would have been if the Company expensed leachable material costs as incurred.  The following table summarizes these effects for the three years ended December 31, 2009 (in millions):

	2009	2008	2007
Amortization expense	$49.0	$67.7	$61.8
Net increase in operating costs	$44.1	$57.6	$10.1

NOTE 7-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2009	2008
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Software	7.0	5.9
	134.2	133.1
Accumulated amortization	(37.4)	(35.0)

Goodwill	17.0	17.0
Intangible assets, net	$113.8	$115.1

Amortization of intangibles in the last three years and estimated amortization are as follows (in millions):

Amortization expense:
2009	$2.4
2008	$2.0
2007	$2.7

Estimated amortization expense:
2010-2014	$12.2
Average annual	$2.4

The goodwill was generated in 1997 as a result of purchasing a third party interest in the Cananea mine.

NOTE 8-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year ended December 31,
(in millions)	2009	2008	2007
U.S. federal and state:
Current	$(34.6)	$(29.9)	$79.8
Deferred	33.4	(15.1)	(48.3)
	(1.2)	(45.0)	31.5
Foreign (Peru and Mexico):
Current	463.2	809.3	1,038.8
Deferred	7.9	(85.0)	115.1
	471.1	724.3	1,153.9
Total provision for income taxes	$469.9	$679.3	$1,185.3

The source of income tax is as follows:

	For the years ended December 31,
(in millions)	2009	2008	2007
Earnings by location:
U.S.	$4.2	$1.2	$13.5
Foreign (Peru and Mexico)	1,400.2	2,092.6	3,398.4
Earnings before taxes on income	$1,404.4	$2,093.8	$3,411.9

The reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2009	2008	2007
Expected tax	30.0%	30.0%	30.0%
Effect of income taxed at a rate other than the statutory rate	8.3	7.0	5.8
Depletion	(5.0)	(5.1)	(3.7)
Permanent differences	2.1	1.3	1.0
Peru tax on net income deemed distributed	2.0	2.0	1.4
Mexican tax on dividends	1.6	—	—
Increase (decrease) in valuation allowance	(0.8)	0.1	—
Outside basis difference	1.4	—	—
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	(4.5)	(3.8)	0.4
Other	(1.6)	1.0	(0.1)
Effective income tax rate	33.5%	32.5%	34.8%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States, each of which has a different statutory rate for 2009.  For the three years presented above the statutory income tax rates for Mexico, Peru and the United States were 28%, 30% and 35%, respectively.  The expected rate used above is the statutory tax rate for Peru.

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

The following items had the most significant impact in 2009 on the difference between the Company’s statutory income tax rate of 30% and its effective tax rate:

•                  A 8.3% increase resulted from income taxed at a rate other than the statutory rate.

•                  A 5.0% decrease resulted from the depletion deduction which is a U.S. permanent item.

•                  A 2.1% increase resulted from permanent items that are not deductible in the Peruvian, Mexican or U.S. jurisdictions.

•                  A 2.0 increase resulted from tax on financial income deemed distributed from the Company’s Peruvian Branch.

•                  A 1.6% increase resulted from the change in Mexican tax consolidation rules.  Income tax expense was recognized on dividends in excess of tax retained earnings accounts that are distributed among entities of a consolidated tax group.

•                  A 1.4% increase resulted from an outside basis difference, related to an U.S. accrual for unremitted earnings of foreign subsidiaries.

•                  A 4.5% reduction resulting from changes in U.S. tax positions related to Uncertainty in Income Tax Positions.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	As of December 31,
(in millions)	2009	2008
Assets:
Inventories	$4.8	$24.8
Capitalized exploration expenses	16.6	18.2
Foreign tax credit carryforward	28.8	52.8
U.S tax effect of Peruvian deferred tax liability	65.1	55.9
Capital loss carryforward	30.5	28.6
Reserves	50.1	81.9
Mexican tax loss carryforward	27.3	25.3
Labor share buyback	29.4	28.2
Valuation allowance	(30.5)	(28.6)
Other	21.8	15.9
Total deferred tax assets	243.9	303.0

Liabilities:
Property, plant and equipment	(244.6)	(261.8)
Deferred charges	(26.7)	(51.0)
Mexican tax on consolidated dividends	(22.6)	—
Outside basis difference	(19.8)	—
Other	(1.4)	(11.9)
Total deferred tax liabilities	(315.1)	(324.7)

Total net deferred tax assets / (liabilities)	$(71.2)	$(21.7)

U.S. Tax Matters—

For the years ending December 31, 2009 and 2008, the Company had unused U.S. net capital losses of $1.9 million and $28.6 million, respectively, related to closed derivative transactions.  These capital losses may be carried forward and will expire in 2011 and 2012 if not offset against U.S. capital gains before then.  The Company has placed a full valuation allowance of $30.5 million on the capital loss carryforwards because management believes it is not likely that the benefit of this capital loss carryforwards will be realized.

As of December 31, 2009, the Company has not established a U.S. deferred tax liability for $1.8 billion in unremitted earnings of its Mexican subsidiaries, because the Company considered these earnings to be permanently reinvested. It is not practical to estimate the amount of taxes that might be due or payable on the remittance of such earnings.

At December 31, 2009, the foreign tax credit carryforward (FTC) including the effect of amended returns to be filed, approximated $28.8 million.  There are no other U.S. tax credits available for carryforward or carryback.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, Americas Mining Corporation (“AMC”), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009, SCC will no longer file a separate U.S. federal income tax return and its operating results will be included in the AMC consolidated U.S. federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of ASARCO LLC (“Asarco”) and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes, as if it were a separate filer.

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

Mexican Tax Matters—

On December 7, 2009, Mexico enacted new tax laws, which, among other things, impose restrictions on certain benefits of tax consolidation and temporarily increases the statutory tax rate.

Under previous tax consolidation rules, Mexican companies were allowed to indefinitely defer taxes assessed on dividends in excess of tax-basis retained earnings accounts that are distributed among entities of a consolidated tax group, and the offsetting net operating losses (NOL’s) incurred by one entity against the profits of another entity, until the occurrence of certain events, such as the dissolution of the tax consolidation regime.  The new law, which applies retroactively to qualifying dividends paid and the net operating losses since 1999, eliminates the indefinite deferral period and requires payment of the tax beginning in the sixth year following the dividend.  The new law applies retroactively and reduces the period to carryforward the tax NOL´s to five years instead of the ten years that were previously allowed under the tax consolidation regime.  The total liability affected by these amendments is $106.6 million. This amount includes an additional liability of $22.6 million recognized in 2009 and recorded as income tax expenses in the consolidated statement of earnings; the balance of the liability $84 million has been recorded as a deferred tax charge in prior years.

The Mexican statutory income tax rate will increase to 30% from 2010 through 2012, decrease to 29% in 2013, and return back to 28% in 2014 and thereafter. The change in tax rates results in an additional charge of $2.7 million recorded as deferred income tax expense in 2009.

Mexican companies are subject to a dual tax system comprised of regular income tax and a corporate flat tax that was enacted in 2007. The rates under the corporate flat tax law are 16.5% in 2008, 17% tax rate in 2009, and 17.5% in 2010 and thereafter.  The Mexican subsidiary pays the greater of the corporate flat tax or regular income tax and therefore determines its deferred income taxes based on the tax regime it expects to be subject to in the future.  Based on earnings projections, the Mexican subsidiary believes it will be subject to regular income tax for the foreseeable future and has calculated its temporary differences and deferred taxes based on regular income tax law.

Accounting for Uncertainty in Income Taxes-

The total amount of unrecognized tax benefits in 2009, 2008 and 2007 was as follows (in millions):

	2009	2008	2007
Unrecognized tax benefits, opening balance	$64.9	$136.3	$32.0
Adjustment to unrecognized tax benefits at implementation	—	—	84.1
Gross increases – tax positions in prior period	—	11.6	11.5
Gross decreases – tax positions in prior period	(17.2)	—	(10.1)
Recognition of benefits from resolution of issues with IRS	—	(90.2)	—
Gross decreases – current-period tax positions	(15.5)	17.6	18.8
Decreases related to settlements with taxing authorities	(1.5)	(10.4)	—
Unrecognized tax benefits, ending balance	$30.7	$64.9	$136.3

The decrease in the 2009 unrecognized tax benefit of $34.2 million relates primarily to completion of the audits for the tax years 1997-2002 and individually insignificant increases and decreases in the current and prior year tax positions.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2009, 2008 and 2007 were $19.0 million, $18.4 million and $42.6 million, respectively.  These amounts relate entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2009, 2008 and 2007, the Company’s liability for uncertain tax positions included accrued interest and penalties of $6.6 million, $5.4 million and $19.7 million, respectively.

During 2008 and 2009, the Company and the IRS reached agreements with respect to the audited results of the Company’s 1997 through 2004 U.S. federal income tax returns.  The Company has made $11.4 million cash tax payments to the IRS for the settlement of the audits.  Approximately $18.3 million of interest expense related to these settlements was paid.

In the United States, the tax years 2005, 2006 and 2007 are currently under IRS field examination, which commenced in November 2008.  Management does not expect that any of the open years will result in a cash payment within the preceding twelve months of December 31, 2010.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2009.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:	2007 up to 2009 (years 1997 through 2006 have been examined by the Peruvian tax authority and the issues raised are being contested; no new issues can be raised for these years)
U.S.:	2005 and all future years
Mexico:	2002 and all future years

NOTE 9-WORKERS’ PARTICIPATION:

The Company’s operations in Peru and Mexico are subject to statutory workers’ participation.

In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on Peruvian Branch’s taxable income and is distributed to workers following determination of final results for the year.  The annual amount payable to an individual worker is capped at the worker’s salary for an 18 months period.  Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $22 million in 2009).  Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, road infrastructure and other government programs.

In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated statement of earnings. The workers’ participation expenses for the three years ended December 31, 2009 were as follows (in millions):

2009	2008	2007
$134.7	$212.1	$310.9

NOTE 10-ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company submitted closure plans to the Peruvian Ministry of Energy and Mines (“MEM”).  These plans have been open to public discussion in the areas of the Company’s operations and in 2009 were approved by MEM.  As part of the closure plans, commencing in January 2010 the Company is required to provide annual guarantees of $2.6 million over a 34 year period to furnish the funds for the asset retirement obligation.  In the near-term future the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million.  In 2009, the Company has adjusted its original retirement obligation to record the liability established in its mine closure plans.

The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

The following table summarizes the asset retirement obligation activity for the two years ended December 31, 2009 and 2008 (in millions):

	2009	2008
Balance as of January 1	$18.0	$13.1
Changes in estimates	27.9	4.1
Additions	—	—
Accretion expense	3.0	0.8
Balance as of December 31,	$48.9	$18.0

NOTE 11-FINANCING:

Long term debt:

	As of December 31,
(in millions)	2009	2008
6.375% Notes due 2015 ($200 million face amount, less unamortized discount of $0.8 million and $0.9 million at December 31, 2009 and 2008, respectively)	$199.2	$199.1
7.500% Notes due 2035 ($1,000 million face amount, less unamortized discount of $15.3 million and $15.5 million at December 31, 2009 and 2008, respectively)	984.7	984.5
2.47% Mitsui credit agreement due 2013 (Japanese LIBO rate plus 1.25% (3.57% at December 31, 2008))	40.0	50.0
9.25% Yankee bonds–Series B due 2028	56.4	56.4
Total debt	1,280.3	1,290.0
Less, current portion	(10.0)	(10.0)
Total long-term debt	$1,270.3	$1,280.0

In 1998, Minera Mexico issued $500 million of unsecured bonds, which are referred to as Yankee bonds.  These bonds were offered in two series: Series A bonds which were fully repaid in 2008 with a payment of $150 million, and Series B for $125 million, with an interest rate of 9.25% and a 2028 maturity date.  In 2007, the Company repurchased $68.6 million of the Series B bonds at a premium of $16.6 million, which is included in the consolidated statement of earnings on the line “Loss on debt prepayments.”   The bonds contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2009, Minera Mexico is in compliance with this covenant.

In 1999, SCC entered into a $100 million, 15-year loan agreement with Mitsui.  The interest rate for this loan is the Japanese LIBO rate plus 1.25% (Japanese LIBO for this loan at December 31, 2009 was 1.2175%).  The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2009, the Company is in compliance with these covenants.

In July 2005 the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and is included in “Other assets”, non-current on the consolidated balance sheet.  The net proceeds from the issuance and sale of the notes were principally used to repay outstanding indebtedness of the Company and the balance was used for general corporate purposes.  The Company filed a registration statement on Form S-4 with respect to these notes in October 2005.  In

January 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035.  In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $590.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating.  At December 31, 2009 the Company is in compliance with these covenants.

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

Aggregate maturities of the outstanding borrowings at December 31, 2009, are as follows:

Year	Principal Due
(in millions)
2010	$10.0
2011	10.0
2012	10.0
2013	10.0
2014	—
Thereafter	1,256.4
Total	$1,296.4

Total debt maturities do not include the debt discount valuation account of $16.1 million.

At December 31, 2009 and 2008, other assets included $5.3 million and $5.9 million, respectively, held in escrow accounts as required by the Company’s loan agreements.  The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2009 and 2008, the balance of capitalized debt issuance costs was $10.9 million and $11.2 million, respectively.  Amortization charged to interest expense was $0.5 million, $0.6 million and $0.8 million in 2009, 2008 and 2007, respectively.

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

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits” (in prior literature SFAS No. 87 “Employers’ Accounting for Pensions”), using December 31 as a measurement date, consist of the following:

	Year ended December 31,
(in millions)	2009	2008		2007
Interest cost	$0.7	$0.7		$0.6
Expected return on plan assets	(0.6)	(0.5)		(0.5)
Amortization of net loss	0.1	(*	)	0.1
Net periodic benefit cost	$0.2	$0.2		$0.2

(*)Less than $0.1 million

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11.4	$11.6
Interest cost	0.7	0.6
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)	0.9	0.1
Projected benefit obligation at end of year	$12.1	$11.4

Change in plan assets:
Fair value of plan assets at beginning of year	$12.9	$12.4
Actual return on plan assets	1.2	(0.1)
Employer contributions	3.3	1.5
Benefits paid	(0.9)	(0.9)
Administrative expenses	—	—
Fair value of plan assets at end of year	$16.5	$12.9

Funded Status at end of year:	$4.4	$1.5

ASC-715 amounts recognized in statement of financial position consists of:
Non current assets	$4.4	$1.5
Current liabilities	—	—
Non current liabilities	—	—
Total	$4.4	$1.5

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain) net of income tax	$2.3	$2.2
Prior service cost (credit)	—	—
Transition obligation (asset)	—	—
Total (net of income tax of $1.2 million in both periods)	$2.3	$2.2

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, related to the defined benefit pension plan, net of income tax:

	As of December 31,
(in millions)	2009		2008
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$2.2		$1.8

Net loss/(gain)amortized during the year	(*	)	(*	)
Net loss/(gain)occurring during the year	0.1		0.4
Net adjustment to accumulated other comprehensive income	0.1		0.4

Accumulated other comprehensive income at end of plan year	$2.3		$2.2

(*)Less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2009, net of income tax:

	As of December 31,
(in millions)	2009		2008
Net loss / (gain)	$0.1		$0.4
Amortization of net (loss) gain	(*	)	(*	)
Total amortization expenses	$0.1		$0.4

(*)Less than $0.1 million

The assumptions used to determine the pension obligation and seniority premiums as of year-end and the net cost in the ensuing year are:

	2009	2008	2007
Discount rate	5.5%	6.30%	6.25%
Expected long-term rate of return on plan asset	4.5%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)

2010	$0.9
2011	0.9
2012	0.9
2013	0.9
2014	0.9
2015 to 2018	4.6
Total	$9.1

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in bond funds.

Plan assets are invested in a Group Annuity Contract (“the Contract”) with the Metropolitan Life Insurance Company (MetLife).  The Contract’s only investment is in units of a MetLife Broad Market Bond Fund (“the Fund”) managed by BlackRock, Inc. (“BlackRock”).  The investment objective of the Fund is to outperform the Barclays Capital U.S. Aggregate Bond Index, net of fees, over a full market cycle.  The Fund invests in publicly traded, investment grade securities with target duration within one and a half years of the Barclays Index duration.  The market value of the fund assets is certified by MetLife.

The investment allocation decisions within the Fund, as reported to the Company by MetLife effective December 31, 2009, were as follows:

The Fund retained its underweight position in Treasuries, as BlackRock sees better relative value in other high quality spread products.  Within the Agencies sector (which includes Federal Mortgage Issuers, such as FMNA and FHLBC), the Fund maintained its overweight position to the sector and reduced its exposure to Agency debentures while maintaining an allocation to FDIC-guaranteed bonds given the attractive spread pickup to Treasuries.  Within the Mortgage sector, BlackRock is significantly underweight 30-year Mortgage Backed Security (MBS) pass-throughs given the risk of spread widening as Fed purchases slow.  BlackRock has a close to neutral 15-year conventional MBS allocation, and is focused on seasonal pools as they enjoy broad based technical support and offer fundamental value in light of prepayment uncertainties.  BlackRock maintains a modest allocation to Non-Agency MBS positions given attractive loss-adjusted yields.

Within the Credit sector the Fund is opportunistically adding exposure through both primary and secondary markets with continued focus on high quality, non-cyclical industries and companies with strong balance sheets.  BlackRock continues to favor high-quality Non-Corporate Credit, such as sovereign-related bonds.  BlackRock is looking to increase exposure to the Taxable Municipal sector given attractive valuations.  Within the Commercial Mortgage-Backed Securities (CMBS) sector, the Fund has maintained an overweight position to seasoned CMBS classes as they are backed by more conservatively underwritten collateral and have lower expected losses.  BlackRock reduced the Fund’s holdings of new vintage super-senior paper to market weight.  Within the Asset Backed Securities sector, BlackRock maintains an up-in-quality bias favoring top-tier, prime issuers.  Within sub-sectors, BlackRock continues to prefer short-dated automobile loans, credit cards and the Federal Family Education Loan Program.

The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors The Company expects its assets will earn an average of 4.5% per annum assuming its long-term mix will be consistent with its current mix and an assumed discount rate of 6.30%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

Peru Post-retirement Health Care Plan—

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the then in effect post-retirement health care plan of Asarco, a former shareholder of the Company and a subsidiary of Grupo Mexico, which offered substantially the same benefits and required the same contributions.  Asarco is no longer managing the plan.  The Company has assumed management of the plan and is currently providing health benefits to retirees.  The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits” (in prior literature SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, as amended by SFAS No. 158).

The components of net period benefit costs are as follows:

	Year ended December 31,
(in millions)	2009		2008		2007
Service cost	$—		$—		$—
Amortization of net loss / (gain)	(*	)	(*	)	(*	)
Amortization of prior service cost / (credit)	(*	)	(*	)	(*	)
Interest cost	0.1		0.1		0.1
Net periodic benefit cost	$0.1		$0.1		$0.1

(*) Less than $0.1 million

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1.9	$1.3
Interest cost	0.1	0.1
Plan amendments
Benefits paid	(0.1)	(0.1)
Actuarial (gain) loss	0.1	0.6
Benefit obligation at end of year	$2.0	$1.9

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(2.0)	$(1.9)

ASC 715 amounts recognized in statement of financial position consists of:

Non-current assets	$—	$—
Current liabilities	(0.1)	(0.1)
Non-current liabilities	(1.9)	(1.8)
Total	$(2.0)	$(1.9)

ASC 715 amounts recognized in accumulated other comprehensive income consists of:

Net loss (gain)	$1.1	$1.0
Prior service cost (credit)	(0.2)	(0.2)
Total (net of income tax)	$0.9	$0.8

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2009		2008
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$0.5		$0.1

Net loss /(gain) occurring during the year	0.1		0.4
Net loss/gain amortized during the year	(*	)	(*	)
Net adjustment to accumulated other comprehensive income	$0.1		$0.4

Accumulated other comprehensive income at end of plan year	$0.6		$0.5

(*) Less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2009 (net of income tax, in millions):

	As of December 31,
(in millions)	2009		2008
Net loss (gain)	$0.1		$0.4
Amortization of prior service cost (credit)	(*	)	(*	)
Amortization of net losses	(*	)	(*	)
Total amortization expenses	$0.1		$0.4

The discount rate used in the calculation of other post-retirement benefits and cost as of December 31, 2009 and 2008 was 6.30% and 6.25% respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2010	$0.1
2011	0.1
2012	0.1
2013	0.1
2014	0.1
2015 to 2017	0.7
Total	$1.2

For measurement purposes, 6.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009.  The rate is assumed to decrease gradually to 4.5% for 2015 and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amount reported for the health care plan.  A one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican operations

Minera Mexico Defined Benefit Pension Plans—

Minera Mexico has established for its salaried employees a defined contribution benefit pension plan.  This plan is in addition to benefits granted by the Instituto Mexicano de Seguro Social (IMSS).  Under this plan, the Company will make yearly matching contributions equaling 3% of participating employee’s base salary.  Related to this, the Company recorded a contribution expense of $ 1.0 million and $0.7 million in 2009 and 2008, respectively.  The defined contribution plan liability was $2.5 million and $2.4 million in 2009 and 2008, respectively.

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

In 2006 the change in plan was accounted for as a settlement under ASC 715 “Compensation retirement benefits” (in prior literature SFAS 88, “Employee’s Accounting for Settlements and Curtailments of Deferred Benefit Pension Plans and for Termination Benefits”).  The Company recorded a $1.7 million settlement gain in relation to the change in plan.

Minera Mexico has established for its union employees a non-contributory defined benefit pension plan. This plan is in addition to benefits granted by IMSS.

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits” (in prior literature SFAS No. 87 “Employers Accounting for Pensions”), using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2009	2008	2007
Interest cost	$1.5	$2.0	$2.2
Service cost	1.8	2.4	2.2
Expected return on plan assets	(2.2)	(2.9)	(3.1)
Amortization of transition assets, net	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	(0.1)	(0.7)	(0.2)
Amortization of prior services cost	0.2	0.2	0.2
Net periodic benefit cost	$1.1	$0.9	$1.2

The change in benefit obligation and plan assets are as follows:

	December 31,
(in millions)	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$26.9	$39.8
Service cost	1.8	2.4
Interest cost	1.5	2.0
Actuarial (loss) gain, net	1.8	(4.7)
Amendments	—	—
Settlements	—	1.0
Benefits paid	(0.4)	(6.8)
Curtailment	(0.1)	—
Inflation adjustment	1.0	(6.8)
Projected benefit obligation at end of year	$32.5	$26.9

Change in plan assets:
Fair value of plan assets at beginning of year	$26.7	$40.2
Actual return on plan assets	12.1	(5.6)
Transfer of assets	(0.6)	(0.7)
Benefits paid	(0.4)	(0.5)
Currency exchange rate adjustment	1.0	(6.7)
Fair value of plan assets at end of year	$38.8	$26.7

Funded status	$6.3	$(0.2)

ASC 715 amounts recognized in statement of financial position consists of:
Non current assets	$6.3	$—
Current liabilities	—	—
Non current liabilities	—	(0.2)
Total	$6.3	$(0.2)
ASC 715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(6.7)	$(1.6)
Prior service cost (credit)	0.7	0.7
Transition obligation (asset)	(0.1)	(0.1)
Total (net of income tax of $3.8 million and $0.6 million, respectively)	$(6.1)	$(1.0)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2009 and 2008, respectively related to Minera Mexico’s defined benefit pension plan, net of income tax:

	As of December 31,
(in millions)	2009	2008
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(1.0)	$(3.8)

Amortization of transition obligation (asset)	—	0.1
Prior services cost amortized during the year	(0.1)	(0.2)
Net loss/gain amortized during the year	0.1	0.4
Net gains occurring during the year.	(5.1)	2.2
Currency exchange rate changes	—	0.3
Net adjustment to accumulated other comprehensive income	(5.1)	2.8

Accumulated other comprehensive income at end of plan year	$(6.1)	$(1.0)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost, net of income tax:

	As of December 31,
(in millions)	2009	2008
Amortization of transition asset	$(0.1)	$(0.1)
Amortization of net losses	0.1	(0.7)
Amortization of prior services cost	—	0.2
Total amortization expenses	$—	$(0.6)

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2009	2008	2007
Weighted average discount rate	8.0%	8.0%	8.0%
Expected long-term rate of return on plan asset	8.0%	8.0%	8.0%
Rate of increase in future compensation level	0.0%	4.5%	4.5%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2010	$26.3
2011	0.7
2012	0.7
2013	0.7
2014	0.8
2015 to 2017	4.9
Total	$34.1

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and IXE Banco, S.A. 37% of the funds are invested in Mexican government bonds, including Treasury Certificates of the Federation and Federal Government Development Bonds.  The remaining 63% are invested in common shares of Grupo Mexico S.A. de C.V.

The plan assets are invested without restriction in active markets and are accessible when required and are therefore considered as level 1, in accordance with ASC 820.

These plans accounted for approximately 30% of benefit obligations.  The following table represents the asset mix of the investment portfolio as of December 31:

	2009	2008
Asset category:
Equity securities	72%	83%
Treasury bills	28%	17%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2010 is not material.

Minera Mexico Post-retirement health care plan

The components of net periodic benefit costs are as follows:

	For the year ended December 31,
(in millions)	2009	2008	2007
Interest cost	$4.3	$4.8	$2.4
Service cost	0.4	0.6	0.5
Amortization of net loss (gain)	0.5	0.7	0.1
Amortization of transition obligation	1.5	1.6	1.5
Inflation adjustment	—	—	0.1
Net periodic post-retirement benefit costs	$6.7	$7.7	$4.6

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31
(in millions)	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$54.0	$63.3
Service cost	0.4	0.6
Interest cost	4.3	4.8
Actuarial (loss) gain, net	(7.7)	0.1
Benefits paid	—	(1.6)
Currency exchange rate adjustment	2.0	(13.2)
Projected benefit obligation at end of year	$53.0	$54.0

Funded status	$(53.0)	$(54.0)

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current liabilities	(53.0)	(54.0)
Total	$(53.0)	$(54.0)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$4.3	$9.1
Prior service cost (credit)	—	—
Transition obligation (asset)	11.2	11.6
Total (net of income tax of $9.5 million and $16.7 million, respectively)	$15.5	$20.7

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2009 and 2008, respectively, related to the Minera Mexico’s post retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2009	2008
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$20.7	$27.2
Amortization of net loss (gain)	(0.3)	—
Amortization of transition obligation	(0.9)	(1.0)
Net loss/(gain) occurring during the year.	(4.8)	(0.4)
Currency exchange rate changes	0.8	(5.1)
Net adjustment to accumulated other comprehensive income	(5.2)	(6.5)

Accumulated other comprehensive income at end of plan year	$15.5	$20.7

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost, net of income tax:

	As of December 31,
(in millions)	2009	2008
Amortization of prior service cost (credit)	$0.9	$1.6
Amortization of net losses	0.3	0.7
Total amortization expenses	$1.2	$2.3

Discount rates used in the calculation of other post-retirement benefits and costs as of December 31, 2009 and 2008 was 8.0% in both periods.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2010	$3.7
2011	3.9
2012	4.1
2013	4.4
2014	4.6
2015 to 2017	33.4
Total	$54.1

For measurement purposes, a 2.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$5.1	$4.0
Effect on the post-retirement benefit obligation	$58.9	$48.1

NOTE 13-NON-CONTROLLING INTEREST:

For all the years presented, in the consolidated statement of earnings the income attributable to non-controlling interest is based on the earnings of the Company’s Peruvian Branch.

The non-controlling interest of the Company’s Peruvian Branch is for investment shares, formerly called labor shares.  These shares were generated by legislation in place in Peru from the 1970s through 1991; such legislation provided for the participation of mining workers in the profits of the enterprises for which they worked.  This participation was divided between equity and cash.  The investment shares included in the non-controlling interest on the balance sheet are the still outstanding equity distributions made to the Peruvian Branch’s employees.

In prior years the Company acquired some Peruvian investment shares in exchange for newly issued common shares of the Company and through purchases at market value.  These acquisitions were accounted for as purchases of non-controlling interests.  The excess paid over the carrying value was assigned to intangible assets and is being amortized based on production.  As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Peruvian Branch and are entitled to a pro rata participation in the cash distributions made by the Peruvian Branch.  The shares are recorded as a non-controlling interest in the Company’s financial statements.

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

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In accordance with the requirements of this law the Company has submitted the required closure plans to MEM and were open to public discussion in the areas of the Company’s operations.  These closure plans were approved by MEM in the second half of 2009.  As part of the closure plan, the Company will provide guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 10, “Asset Retirement Obligation” for further discussion of this matter.

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

Mexican environmental regulations have become increasingly stringent in recent years, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, United States and Canada in connection with NAFTA in 1999.  However, the Company’s management does not believe that continued compliance with the federal environmental law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that future laws and regulations would not have a material adverse effect on the Company’s business, properties, and results of operations, financial condition or prospects.

Environmental capital expenditures in the three years ended December 31, 2009 were as follows (in millions):

	2009	2008	2007
Peruvian operations	$2.4	$0.5	$21.6
Mexican operations	25.1	13.1	25.8
	$27.5	$13.6	$47.4

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

The Company conducts its operations in Peru through its Peruvian Branch, a registered branch.  Although the Peruvian Branch has neither capital nor liability separate from that of the Company, under Peruvian law it is deemed to have an equity capital for purposes of determining the economic interest of the holders of the labor shares.  The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that workers in the mining industry would participate in the pre-tax profits of the enterprises for which they worked at a rate of 10%.  This participation was distributed 40% in cash and 60% as an equity interest in the enterprise.  Under the law, the equity participation was originally delivered to the “Mining Community”, an organization representing all workers in the mining industry.  The cash portion was distributed to the workers after the close of the year.  The accrual for this participation was (and continues to be) a current liability of the Company, until paid.  In 1978, the law was amended and the equity distribution was calculated at 5.5% of pre-tax profits and was made to individual workers of the enterprise in the form of “labor shares” to be issued in Peru by the Peruvian Branch of the Company.  These labor shares represented an equity interest in the enterprise.  In addition, according to the 1978 law, the equity participations previously distributed to the “Mining Community” were returned to the Branch and redistributed in the form of labor shares to the individual employees or former employees.  The cash participation was adjusted to 4.0% of pre-tax earnings and continued to be distributed to employees following the close of the year.  Effective in 1992, the law was amended to its present status, and the workers’ participation in pre-tax profits was set at 8%, with 100% payable in cash.  The equity participation component was eliminated from the law.

In 1995, the Company offered to exchange new shares of Common Stock of the Company for the labor shares issued under the prior Peruvian law.  Approximately 80.8% of the issued labor shares were exchanged for the Company’s shares of Common Stock, greatly reducing the minority interest, now called non-controlling interest, on the Company’s balance sheet.  What remains of the workers’ equity participation is now included on the consolidated balance sheet under the caption “Non-controlling interest.”

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

2)              On May 10, 2006, the Branch was served with a second complaint filed in Peru, this time by 44 former employees, (Cornejo Flores and others vs. SCC’s Peruvian Branch), seeking delivery of (1) labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the prior lawsuit), that should have been issued in accordance with Law No. 22333, plus interest and (2) labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Branch answered this new complaint, denying the validity of the claim.  As of December 31, 2009 the case remains open with no new developments.

3)              On June 27, 2008, the Branch was served with a new complaint filed in Peru, this time by 82 former employees, (Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch), seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the two previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of December 31, 2009 the case remains open with no new developments.

4)              Additionally, in January 2009, the Branch was served with a new complaint filed in Peru, this time by 12 former employees (Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs. SCC’s Peruvian Branch) seeking delivery of labor shares (or shares of whatever other current legal denomination) corresponding to years 1971 to December 31, 1977 (the plaintiffs are seeking the same 38,763,806.80 labor shares mentioned in the three previous labor share lawsuits), that should have been issued in accordance with Law No. 22333, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of December 31, 2009 the case remains open with no new developments.

The Company asserts that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted and that a loss is not probable.

Exploraciones de Concesiones Metalicas S.A.C.:

In August 2009 a new lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”).  The plaintiffs allege that the acquisition of their shares in Excomet by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.

The Company asserts that the lawsuit is without merit and is vigorously defending against this lawsuit.

Mexican operations

The Mexican Geological Services (“MGS”) Royalties:

In August 2002, MGS (formerly named Council of Mineral Resources or “COREMI”) filed with the Third Federal District Judge in Civil Matters, an action demanding from Mexcobre (La Caridad) the payment of royalties since 1997.  In December 2005, Mexcobre signed an agreement with MGS.  Under the terms of this agreement the parties established a new procedure to calculate the royalty payments applicable for 2005 and the following years, and the Company paid in January 2006, $6.9 million of royalties for 2005 and $8.5 million as payment on account of royalties from the third quarter 1997 through the last quarter of 2004.  On January 22, 2007 the Third Federal District Judge issued a ruling regarding the payment related to the period from the third quarter of 1997 through the fourth quarter of 2004.  This ruling was appealed by both parties in February 2007.  The appeal was lost by the Company in October 2007.  The Company filed a protective action (Amparo) before the Ninth Collegiate Civil Tribunal which rendered a negative ruling on August 27, 2008.

On October 23, 2009 the Third Federal District Judge in Civil Matters issued a ruling directing the Company to pay royalties and legal interest from the last quarter of 2004 to the third quarter of 2007. On December 17, 2009 MGS and Mexcobre signed a judicial agreement under which terms both parties agreed to settle the dispute with a payment of $19.0 million in installements through year 2010.  With this judicial agreement approved by the judge the case is definitively concluded.

San Luis de Potosí Facilities:

On September 25, 2009, the Company announced that its subsidiary, IMMSA, Desarrolladora Intersaba, S.A. de C.V. (“INTERSABA”) and the municipality of San Luis Potosí had reached an agreement by means of which IMMSA agrees to change the technology in order to stop using anhydrous ammonia gas in the production process at its San Luis zinc plant.  The San Luis Potosi municipality also confirmed that local regulations permit IMMSA to use the land of its plants for industrial purposes.

As part of the agreement, INTERSABA and the municipality of San Luis Potosi agreed to donate an area that was considered by IMMSA as a buffer zone, in order for IMMSA to construct a park for the recreation of the San Luis population.  Also IMMSA and INTERSABA agreed to settle all litigation between them relating to land permits and buffer zone.

The Ejidal Commissariat of the “Ejido Pilares de Nacozari”, initiated a protective action (Amparo) against the second expropriation decree (by means of which 2.322 hectares were expropriated for public use), ignoring the judicial settlement reached with the Company on this matter.  The judicial settlement was ratified in January 2006.  This case was resolved by a federal tribunal, which dismissed the Ejido case.

Pasta de Conchos Accident:

Mrs. Martinez, the wife of a miner, who died in the Pasta de Conchos accident, initiated a protective action against the negative ruling issued by the Ministry of Economy denying her request to launch a procedure to cancel IMMSA’s coal concessions, which she argued the accident should trigger.

The First District Administrative judge flatly dismissed the case, but this ruling was later reviewed by an appeals court.  In August 2009, the court definitely dismissed Mrs. Martinez’s case on the grounds of lack of standing.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 62% of the Company’s Peruvian labor force was unionized at December 31, 2009, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.  The collective bargaining agreements for these unions last through February 2010.  The Company has started negotiations with them on February 5, 2010.  Additionally, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for this group are in force through November 2012.

During 2009 there were no strikes at the Company’s Peruvian operations.  In 2008, strikes in support of a mining federation strike occurred at the Company’s operating areas, during which operations were near to normal.

Mexican operations

Approximately 76% of the Mexican labor force was unionized at December 31, 2009, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In the last eight years the Cananea mine has experienced nine labor stoppages totaling more than 1,000 days of inactivity through December 31, 2009.  The Company has tried unsuccessfully to resolve the current labor stoppage that obstructs production at Cananea.  In the second quarter 2008 the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  There were no termination payments made in 2009.  In accordance with SFAS No. 112, the Company has estimated a liability of $35.1 million, which was recorded on the consolidated balance sheet.

On March 20, 2009 the Company notified the Mexican Federal Labor Court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the Union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican Federal Labor Court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals.  Most of individual challenges by unionized workers have been resolved by a federal judge, dismissing their complaint.  The case presented by the Union is pending to be resolved.

The Company, the state of Sonora and the Mexican federal government are working to restore the necessary legal and safety conditions to resume operations at Cananea. On February 11, 2010 a Mexican Federal Labor court ruled that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of the labor stopagges in July 2007 resulted in force majeure, thus providing legal basis for the termination of individual and unionized employees by the Company.  The Company expects due compliance of the referred ruling by the relevant federal and state authorities and looks forward to recovering control of the Cananea mine.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company has determined through its impairment analysis that no impairment exists as of December 31, 2009.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.  During 2009, the Company continued providing periodic maintenance to the assets.

Additionally, the Taxco and San Martin mines have been on strike since July 2007.  On December 10, 2009 a federal tribunal confirmed the legality of the San Martin strike.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various lawsuits involving Asarco, including a previously reported fraudulent conveyance lawsuit brought by Asarco in connection with AMC’s purchase of SCC’s interest from Asarco.  As a result of the completion of the reorganization of Asarco and the exiting of Asarco from Chapter 11, this lawsuit has been satisfactorily resolved.

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material adverse effect on its financial position or results of operations.  Additionally, the Company does not believe that the outcome of the purported class action derivative lawsuit would have a material adverse effect on its financial position, results of operations or its cash flows.

Other commitments:

Regional development contribution:

In December 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years to support the regional development of Peru.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs and were deposited with a separate entity, Copper Assistance Civil Association (Asociación Civil Ayuda del Cobre) which will make disbursements for approved investments in accordance with the agreement.  Future contributions could increase or decrease depending on copper prices.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.

The following table summarizes the non-deductible contributions made by the Company and the 2009 provision based on Peruvian earnings (in millions):

Year of payment	Based on	Total
2007	2006	$16.1
2008	2007	18.9
2009	2008	12.7
2010	2009	9.1

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced at the Toquepala and Cuajone mines.  The Company made provisions in the three years ended December 31, 2009 as follows (in millions):

	2009	2008	2007
Royalty charge	$43.7	$53.9	$62.8

These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated statement of earnings.

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur.  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase from Enersur all of its power needs up to 245 megawatts of capacity for its Peruvian operations for twenty years, commencing in 1997.  In 2003 the agreement was amended releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements and changing the power tariff as called for in the original agreement.

The Company has recently signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The Company expects to obtain savings in its future power costs.  The new economic conditions agreed in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  The MOU also established a time frame in which Enersur and the Company must negotiate in good faith to settle certain pending issues, including agreeing on a power purchase agreement for the Tia Maria Project.  If the parties do not settle such pending issues, SCC will be free to negotiate with third parties.  However, the Company could lose the economic benefit negotiated in the MOU.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 8, “Income taxes”).

NOTE 15-STOCKHOLDERS’ EQUITY

Common Stock:

In 2009 Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million shares of SCC’s Common Stock.  With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 80% at March 31, 2009 and remains at 80% at December 31, 2009.

Stock split:

On June 19, 2008 the Executive Committee of the Board of Directors declared a three-for-one split of the Company’s outstanding common stock.  On July 10, 2008 common shareholders of record at the close of business on June 30, 2008, received two additional shares of common stock for every share owned.  The split increased the number of shares outstanding to 883,410,150 from 294,470,050.  The stock split was recorded in the Company’s 2008 financial statements.  All share and per share amounts were retroactively adjusted to reflect the stock split.

Appropriated Retained Earnings:

As of December 31, 2009, Company management set aside $1.8 billion of unremitted earnings, of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is the Company’s intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.  See also Note 8 “Income taxes” of these financial statements.

Treasury Stock:

Activity in treasury stock in the years 2009 and 2008 was as follows (in millions):

	2009	2008
Southern Copper common shares
Balance as of January 1,	$389.0	$4.4
Purchase of shares	71.9	384.6
Used for corporate purposes	(0.2)	—
Balance as of December 31,	460.7	389.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	125.5	170.3
Sales of shares	(0.4)	(72.3)
Purchase of shares	1.3	—
Other activity, including dividend, interest and currency translation effect	16.3	27.5
Balance as of December 31,	142.7	125.5

Treasury stock balance as of December 31,	$603.4	$514.5

SCC shares of Common Stock in treasury:

At December 31, 2009 and 2008 treasury stock holds 34,596,086 shares and 29,696,086 shares of SCC’s Common Stock with a cost of $460.7 million and $389.0 million, respectively.

The shares of SCC’s Common Stock held in treasury are used for general corporate purposes.

SCC share repurchase program:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, during 2009 the Company purchased 4.9 million shares of its Common Stock at a cost of $71.9 million.  In 2008, the Company purchased 28.5 million shares at a cost of $384.7 million.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its Common Stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Plan	@ $32.91	millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7

First quarter 2009:
01/12/09	01/31/09	1,075,000	15.17	29,585,150		16.3
02/01/09	02/28/09	2,260,350	13.45	31,845,500		30.4
03/01/09	03/27/09	1,564,650	15.89	33,410,150		24.9
Total		4,900,000	14.64			71.6

Second Quarter 2009:		—		—

Third Quarter 2009:
09/01/09	09/30/09	12,000	28.05	33,422,150		0.3

Fourth Quarter 2009		—		—	1,319,992

Total purchased		33,422,150	$13.66			$456.6

As a result of the repurchase of shares of SCC’s Common Stock and AMC’s purchase of shares of SCC’s Common Stock, Grupo Mexico’s direct and indirect ownership increased to 80% at March 31, 2009 and remains at 80% as of December 31, 2009.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares of Common Stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper Common Stock have been reserved for this plan.  As of December 31, 2009 and 2008 the Company has granted 241,200 shares and $229,200 shares under this plan.  The fair value of the award is measured each year at the date of the grant.

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

For the year ended December 31, 2009 and 2008, the stock based compensation expense under this plan was $2.1 million in both periods.  As of December 31, 2009, there was $10.7 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining five years period.

The following table presents the stock award activity for the year ended December 31, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2008	14,504,151	$1.17
Granted	—
Exercised	(23,655)	1.17
Received as dividend	96,515
Forfeited	—
Outstanding shares at December 31, 2008	14,577,011	$1.16

Outstanding shares at January 1, 2009	14,577,011	$1.16
Granted	—	—
Exercised	(2,700,588)	1.16
Forfeited	(319,798)	1.16
Outstanding shares at December 31, 2009	11,556,625	$1.16

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase up to 2,250,000 shares of Grupo Mexico over an eight year period.  The fair value of the award is estimated on the date of grant and is recognized as compensation expense over a weighted average requisite service period of eight years.  The Company recorded $0.1 million and $1.3 million, net of tax, in compensation expense in 2009 and 2008, respectively.  As of December 31, 2009, there was $1.9 million of unrecognized compensation cost, related to this plan, which is expected to be recognized over the remaining period.

The following table presents the stock award activity for the year ended December 31, 2009 and 2008:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2008	1,372,500	$0.77
Granted	—
Exercised	(675,000)	$0.77
Forfeited	—
Outstanding shares at December 31, 2008	697,500	$0.77

Outstanding shares at January 1, 2009	697,500	$0.77
Granted	—
Exercised	—
Forfeited	—
Outstanding shares at December 31, 2009	697,500	$0.77

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

In 2009, the Company did not hold any copper derivative contract.  During 2008 and 2007 the Company entered into copper collar and swaps contracts to protect a portion of its sales of copper production as follows:

	2008	2007
Collar contracts:
Pounds (in millions)	220.5	170.5
Average LME cap price	$4.23	$4.07
Average LME floor price	$3.40	$3.20

Swap contracts:
Pounds (in millions)	175.1	11.9
Weighted average COMEX price	$3.87	$3.71

Related to the settlement of these copper collar and swap contracts, the Company recorded gains of $137.0 million and $10.9 million in 2008 and 2007, respectively.  These gains and losses were recorded in net sales on the consolidated statement of earnings.  Also, these gains and losses were recorded in net earnings in operating activities on the consolidated statement of cash flows.

Transactions under these metal price protection programs are not accounted for as hedges under ASC 815-15 “Derivatives and Hedging — embedded derivatives” (in prior literature SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”), and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in net sales on the consolidated statement of earnings.

Gas swaps:

In the last three years Company entered into gas swap contracts to protect part of its gas consumptions as follows:

	2009	2008	2007
Gas volume (MMBTUs)	306,000	460,000	900,000
Fixed price	$3.6350	$8.2175	$7.5250
Loss(in million)	$—	$(0.9)	$(0.9)

The losses obtained were charged to production cost. As of December 31, 2009 the Company did not hold any open gas swap contracts.

Exchange rate derivatives, U.S. dollar/Mexican Peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in U.S. dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts the Company recorded gain (losses) as follows (in millions):

	2009	2008	2007
Gain (loss)	$4.2	$(74.6)	$8.6

These gains and losses were recorded as gain (loss) on derivative instruments in the consolidated statements of earnings. At December 31, 2009 the Company did not hold any exchange rate derivative contract.

Dual currency notes:

The Company did not hold any dual currency notes in 2009 and 2008.  However, in 2007 the Company recorded an exchange loss of $1.3 million which was recorded as loss on derivative instruments in the consolidated statement of earnings and earned interest of $2.1 million which was recorded as interest income in the consolidated statement of earnings.

NOTE 17-FINANCIAL INSTRUMENTS:

ASC-820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2009 (in millions):

	Balance at December 31, 2009
	Carrying Value	Fair Value

Liabilities:
Long-term debt (*)	$1,280.3	$1,287.6

(*) Long term debt is carried at amortized cost and its carrying value as of December 31, 2009 is $1,291.4 million. The $1,287.6 million represents the estimated fair value of the debt. See Note 17 “Financial instruments” for ASC-825-10-50 fair value disclosures.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2009 as follows (in millions):

	Balance at December	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$22.9		$19.8	$3.1
Provisionally priced sales:
Copper	4.1		4.1
Molybdenum	(16.2)		(16.2)	—
Total	$10.8		$7.7	$3.1

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

The Company’s accounts receivables associated with provisionally priced sales of copper are valued using quoted market prices based on the forward price on the London Metal Exchange (LME) or on the Commodities Exchange (COMEX) in New York.  Such value is classified within Level 1 of the fair value hierarchy.  Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the years ended on December 31, 2009 and 2008 (in millions).

	As of December 31, 2009	As of December 31, 2008
Balance at beginning of period	$11.0	$17.0
Unrealized gain (loss)	0.3	(3.6)
Purchases, sales, issuance and settlements (net)	(5.4)	(8.2)
Transfers in/out of Level 3	(2.8)	5.8
Balance at end of period	$3.1	$11.0

The total amount of unrealized gains (losses) for the period was included in other income (expenses) in the consolidated statement of earnings for December 31, 2009.

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

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2009, SCC had invested its cash equivalents as follows:

Country	% of total cash	% invested in one institution
Abroad	65.6%	30.6%
Peru	18.0%	86.2%
Mexico	16.4%	77.8%

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2009	2008	2007
Accounts receivable trade as of December 31,
Five largest customers	37.4%	61.7%	45.4%
Largest customer	11.2%	21.5%	22.4%

Total sales in year
Five largest customers	35.1%	35.8%	39.6%
Largest customer	8.5%	10.6%	12.4%

NOTE 19-RELATED PARTY TRANSACTIONS:

Balances receivable and payable with affiliated companies are shown below (in millions):

	As of December 31,
	2009	2008
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$1.5	$0.8
Ferrocarril Mexicano, S.A. de C.V.	1.4	0.3
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	1.6	0.8
	$4.5	$1.9
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$—	$8.9
	$—	$8.9

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

The Company’s Mexican operations paid fees primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V., a subsidiary of Grupo Mexico.  In addition, the Company’s Mexican operations paid fees for construction services provided by Mexico Constructora Industrial S.A. de C.V., an indirect subsidiary of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, and air transportation and construction services.  In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by Mexico Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.

Additionally, in 2007, the Company’s Mexican subsidiaries have provided guaranties for loans totaling $10.8 million obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family. These loans mature in 2010 ($2.3 million) and 2013 ($8.4 million).  MexTransport provides aviation services to the Company’s Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  The Company paid fees to MexTransport for aviation services.

The Company purchased industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest.  The Company paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased industrial material from Sempertrans France Belting Technology, in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez has a proprietary interest.  Mr. Jorge Gonzalez is the son-in-law of SCC’s Chief Executive Officer.

The following table summarizes the purchase activity with related parties in the three years ended December 31, 2009 (in millions):

	2009	2008	2007
Grupo Mexico and affiliates:
Grupo Mexico Servicios S.A de C.V	$13.8	$13.8	$13.8
Ferrocarril Mexicano S.A de C.V.	6.0	11.0	11.0
Mexico Constructora Industrial S.A. de C.V.	15.1	22.0	14.5

Other Larrea family companies:
Mexico Compañía de Productos Automotrices S.A. de C.V.	0.3	1.8	2.5
Mexico transportes aereos S.A. de C.V.	1.9	2.9	1.2

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	5.4	4.0	6.3
Servicios y Fabricaciones Mecanicas S.A.C.	0.3	0.8	0.7
Sempertrans France Belting Technology	0.6	0.7	0.7
PIGOBA S.A. de C.V.	0.1	0.5	0.3
Breaker S.A. de C.V.	0.9	2.2	3.6
Total purchased	$44.4	$59.7	$54.6

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

2.               Mexican open-pit operations, which include La Caridad and Cananea mine complexes and the smelting and refining plants and support facilities which service both mines.  The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

3.               Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc and copper.  This group is identified as the IMMSA Unit.

The Peruvian operations include two open-pit copper mines whose mineral output is transported by rail to Ilo, Peru where it is processed at the Company’s Ilo smelter and refinery, without distinguishing between the products of the two mines.  The resulting product, anodes and refined copper, are then shipped to customers throughout the world.  These shipments are recorded as revenue of the Company’s Peruvian mines.

The Mexican open-pit segment includes two copper mines whose mineral output is processed in the same smelter and refinery without distinguishing between the products of the two mines.  The resultant product, anodes and refined copper, are then shipped to customers throughout the world.  These shipments are recorded as revenues of the Company’s Mexican open-pit mines.

The Company has determined that it is necessary to classify the Peruvian open-pit operations as a separate operating segment from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate.  The Company’s Chief Operating Officer must consider the operations in each country separately when analyzing results of the Company and making key decisions.  The open-pit mines in Peru must comply with stricter environmental rules and must continually deal with a political climate that has a very distinct vision of the mining industry as compared to Mexico.  In addition, the collective bargaining agreement contracts are negotiated very distinctly in each of the two countries.  These key differences result in the Company taking varying decisions with regards to the two countries.

The IMMSA segment includes five mines whose minerals are processed in the same smelter and refinery.  This segment also includes an underground coal mine.  Sales of product from this segment are recorded as revenues of the Company’s IMMSA Unit.  While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open-pit mines, the nature of the products and processes of two Mexican operations vary distinctly.  These differences cause the Company’s Chief Operating Officer to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

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

Financial information relating to Company’s segments is as follows:

	Year Ended, December 31, 2009
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,037.0	$420.2	$2,223.5	$53.6	$3,734.3
Intersegment sales	39.7	140.0	—	(179.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	545.6	378.7	1,026.7	(127.3)	1,823.7
Selling, general and administrative	28.4	12.3	37.4	0.2	78.3
Depreciation, amortization and depletion	169.6	24.4	127.5	1.1	322.6
Exploration	2.1	7.9	14.6	—	24.6
Operating income	$331.0	$136.9	$1,017.3	$(0.1)	1,485.1

Less:
Interest, net					(90.9)
Loss on derivative instruments					4.2
Other income (expense)					6.1
Income taxes					(469.9)
Net income					934.6
Income attributable to the non-controlling interest					(5.2)
Income attributable to SCC					$929.4

Capital expenditures	$79.4	$27.8	$284.4	$23.2	$414.8
Property, net	$1,615.8	$278.4	$2,026.3	$49.1	$3,969.6
Total assets	$2,346.5	$664.6	$2,901.3	$150.2	$6,062.6

	Year Ended, December 31, 2008
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,477.5	$430.1	$2,803.2	$140.0	$4,850.8
Intersegment sales	106.1	95.0	—	(201.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	728.2	448.0	1,100.4	(94.4)	2,182.2
Selling, general and administrative	37.9	21.5	38.9	4.1	102.4
Depreciation, amortization and depletion	178.2	32.4	113.3	3.4	327.3
Exploration	5.2	11.4	20.4	—	37.0
Operating income	$634.1	$11.8	$1,530.2	$25.8	2,201.9

Less:
Interest, net					(51.1)
Loss on derivative instruments					(74.6)
Other income (expense)					17.6
Income taxes					(679.3)
Net income					4,414.5
Income attributable to the non-controlling interest					(7.9)
Income attributable to SCC					$1,406.6

Capital expenditures	$145.0	$44.2	$302.4	$32.8	$524.4
Property, net	$1,644.5	$271.1	$1,845.7	$49.2	$3,810.5
Total assets	$2,704.1	$612.8	$2,105.4	$342.0	$5,764.3

	Year Ended, December 31, 2007
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,981.1	$591.7	$3,192.9	$320.0	$6,085.7
Intersegment sales	244.0	89.0	—	(333.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	735.9	361.7	1,045.2	(20.6)	2,122.2
Selling, general and administrative	37.0	25.2	36.9	(1.1)	98.0
Depreciation, amortization and depletion	176.8	37.3	108.8	5.0	327.9
Exploration	4.7	10.1	25.4	—	40.2
Operating income	$1,270.7	$246.4	$1,976.6	$3.7	3,497.4

Less:
Interest, net					(26.0)
Loss on derivative instruments					(73.7)
Loss on debt prepayment					(16.6)
Other income (expense)					30.8
Income taxes					(1,185.3)
Net income					2,226.6
Income attributable to the non-controlling interest					(10.2)
Income attributable to SCC					$2,216.4

Capital expenditures	$132.4	$26.5	$127.2	$29.6	$315.7
Property, net	$1,605.2	$248.5	$1,654.8	$59.8	$3,568.3
Total assets	$2,841.4	$590.2	$2,646.9	$502.1	$6,580.6

Sales value per segment:

	Year Ended, December 31, 2009
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated

Copper	$698.0	$78.1	$1,888.7	$(25.9)	$2,638.9
Molybdenum	234.5	—	202.2	—	436.7
Silver	96.6	194.7	59.6	(75.5)	275.4
Zinc	—	175.5	—	1.1	176.6
Other	47.6	111.9	73.0	(25.8)	206.7
Total	$1,076.7	$560.2	$2,223.5	$(126.1)	$3,734.3

	Year Ended, December 31, 2008
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated

Copper	$1,066.7	$79.7	$2,220.6	$(12.1)	$3,354.9
Molybdenum	347.6	—	450.6	—	798.2
Silver	64.0	120.9	53.3	(30.7)	207.5
Zinc	—	194.6	—	1.7	196.3
Other	105.3	129.9	78.7	(20.0)	293.9
Total	$1,583.6	$525.1	$2,803.2	$(61.1)	$4,850.8

	Year Ended, December 31, 2007
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$1,694.5	$101.0	$2,430.6	$2.7	$4,228.8
Molybdenum	435.5	—	650.5	—	1,086.0
Silver	48.8	136.8	59.9	(12.2)	233.3
Zinc	—	356.8	—	5.4	362.2
Other	46.3	86.1	51.9	(8.9)	175.4
Total	$2,225.1	$680.7	$3,192.9	$(13.0)	$6,085.7

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Year ended December 31,
(in millions)	2009	2008	2007
United States	$1,025.4	$1,288.6	$1,553.2
Europe	887.0	1,108.0	1,491.7
Mexico	858.2	1,088.2	1,189.3
Peru	112.6	129.8	152.1
Latin America, excluding Mexico and Peru	536.8	861.2	1,133.7
Asia	314.3	238.0	554.8
Derivative instruments	—	137.0	10.9
Total	$3,734.3	$4,850.8	$6,085.7

PROVISIONAL SALES PRICE:

At December 31, 2009, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2009:

Pounds of copper	Priced at	Month of settlement
(millions)
21.9	$3.33	January 2010
1.5	3.35	April 2010
23.4	$3.33	Total

Pounds of molybdenum	Market price	Month of settlement
(millions)
3.4	$11.75	January 2010
3.4	11.75	February 2010
2.2	11.75	March 2010
1.9	11.75	April 2010
10.9	$11.75	Total

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	As of December 31,
	2009	2008
Copper	$4.1	$(44.2)
Molybdenum	(16.2)	(53.1)
Total	$(12.1)	$(97.3)

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

Under the terms of a sales contract with Mitsui & Co. Ltd. (“Mitsui”), the Company is required to supply Mitsui with 48,000 tons of copper cathodes annually through 2013.  If the shipment destination is Asia, the pricing of the cathodes is based upon the LME monthly average settlement price.  However, if the destination of shipments is the United States, the pricing of the cathodes is based upon the COMEX monthly average settlement price.  In either case a producer premium will be included which is agreed upon annually based on world market terms.  90,000 tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 in 2014 and 42,000 in 2015.

NOTE 21-QUARTERLY DATA (unaudited)

 (in millions, except per share data)

2009

	1st	2nd	3rd	4th	Year
Net sales	$622.0	$824.5	$1,151.8	$1,136.0	$3,734.3
Gross Profit	$246.5	$405.0	$621.9	$637.2	$1,910.6
Operating income	$144.1	$303.2	$508.7	$529.1	$1,485.1
Net income	$79.2	$176.0	$314.2	$365.1	$934.5
Net income attributable to SCC	$78.7	$175.0	$312.4	$363.3	$929.4
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.09	$0.21	$0.37	$0.43	$1.09
Dividend per share	$0.12	$0.04	$0.10	$0.18	$0.44

2008

	1st	2nd	3rd	4th	Year
Net sales	$1,499.2	$1,461.8	$1,440.1	$449.7	$4,850.8
Gross Profit	$978.6	$911.4	$794.3	$(15.7)	$2,668.6
Operating income	$864.7	$792.4	$676.0	$(131.2)	$2,201.9
Net income	$567.7	$551.3	$420.4	$(124.9)	$1,414.5
Net income attributable to SCC	$565.0	$548.5	$417.8	$(124.7)	$1,406.6
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.64	$0.62	$0.48	$(0.14)	$1.60
Dividend per share	$0.47	$0.57	$0.57	$0.33	$1.94

All the per share amounts prior to 2nd quarter 2008 had been restated to reflect the Common Stock split.

NOTE 22—SUBSEQUENT EVENTS

DIVIDENDS:

On January 28, 2010 the Board of Directors authorized a dividend of 43 cents per share to be paid on March 4, 2010 to shareholders of record as of February 19, 2010.

CANANEA STRIKE:

On February 11, 2010 a Mexican Federal Labor court ruled that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of the labor stopagges in July 2007 resulted in force majeure providing legal basis for the termination of individual and unionized employees by the Company.  The Company expects due compliance of the referred ruling by the relevant federal and state authorities and looks forward to recovering control of the Cananea mine.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 29, 2010 at 09:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 12th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

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

STOCK EXCHANGE LISTING

The principal markets for SCC’s Common Stock are the NYSE and the Lima Stock Exchange.  Effective February 17, 2010, SCC’s Common Stock changed its symbol from PCU to SCCO on both the NYSE and the Lima Stock Exchange.

OTHER SECURITIES

The Branch in Peru has issued, in accordance with Peruvian Law, “investment shares” (formerly named labor shares) that are quoted on the Lima Stock Exchange under symbols SPCCPI1 and SPCCPI2.  Transfer Agent, registrar and stockholders services are provided by Banco de Credito del Peru, Avenida Centenario 156, La Molina, Lima 12, Peru.

Telephone (51-1) 313-2478, Fax (51-1)313-2556.

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

NYSE Symbol: SCCO (PCU prior to February 17, 2010)

Avenida Caminos del Inca 171, Chacarilla del Estanque, Santiago de Surco, Lima 33 — Peru.

Telephone: (51-1)512-0440, Ext. 3354

Lima Stock Exchange Symbol: SCCO (PCU prior to February 17, 2010)

Edificio Parque Reforma, Campos Eliseos No. 400, 12th Floor, Col. Lomas de

Chapultepec, Mexico City, Mexico

Telephone: (52-55) 1103-5320

Web Page:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the accompanying consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of earnings, equity, and cash flows for the year then ended. Our audit also included the 2009 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2009 consolidated financial statements present fairly, in all material respects, the financial position of Southern Copper Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2009 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member firm of Deloitte Touche Tohmatsu

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of two years in the period ended December 31, 2008 present fairly, in all material respects, the financial position of Southern Copper Corporation and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the 2009 consolidated financial statements, the Company made adjustments to retrospectively apply the change in accounting for the reclassifications of non-controlling interests made in connection with the adoption of Financial Accounting Standards Board’s update to Accounting Standards Codification 810 Consolidation.

PricewaterhouseCoopers S.C.

Mexico, D.F.

March 2, 2009 (except for reclassifications in connection with adoption of Accounting Standards Codification 810 Consolidation, which is dated February 26, 2010)

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2009, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.               recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.               accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2009 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member firm of Deloitte Touche Tohmatsu

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 25, 2010

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10,11,12, 13 AND 14

Reference is made to the Section captioned “Executive Officers of the Registrant” on pages 74 to 75.  Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 29, 2010 or will be provided by amendment to this Form 10-K, also to be filed no later than April 29, 2010.

The information contained in such definitive proxy statement is incorporated herein by reference, excluding the information under the caption “Compensation Committee Report,” which shall not be deemed filed.

PART IV.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

The following documents are filed as part of this report:

1.             Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Form 10-K
Pages
Consolidated statement of earnings for the years ended December 31, 2009, 2008 and 2007	114
Consolidated balance sheet at December 31, 2009 and 2008	115
Consolidated statement of cash flows for the years ended December 31, 2009, 2008 and 2007	116-117
Consolidated statement of changes in equity for the years ended December 31, 2009, 2008 and 2007	118-119
Notes to the consolidated financial statements	120-176
Reports of Independent Registered Public Accounting Firm	177-178

2.             Exhibits:

3.1	(a)	Amended and Restated Certificate of Incorporation, filed on October 11, 2005.
	(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 2, 2006).
	(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 28, 2008)

3.2	By-Laws, (as amended on April 26, 2007).

4.1	(a)	Registration Rights Agreement, dated as of July 27, 2005, by and between Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC.
	(b)	Registration Rights Agreement, dated as of May 9 2006, by and between Southern Copper Corporation and Citigroup Global Markets, Inc. as Representatives of the Initial Purchasers.

4.2	Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.3	(a)	Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.
	(b)	Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S. A.

4.4	Form of 6.375% Note (included in Exhibit 4.2).

4.5	Form of New 7.500% Note (included in Exhibit 4.3(a)).

4.6	Form of New 7.500% Note (included in Exhibit 4.3 (b)).

10.1	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding SX/EW facility (and English translation).

10.2	Incentive Compensation Plan of the Company.

10.3	Form of Directors’ Stock Award Plan of the Company.

10.4	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004.

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V.

12.1	Computation of financial ratios.

14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended by the Board of Directors on October 21, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu)

23.2	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers S.C.)

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

101.INS	XBRL Instance Document (submitted electronically with this report)

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report)

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report)

The exhibits listed as 10.2 through 10.4 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(b) of Form 10-K.

3.             Schedule II

Valuation and Qualifying Accounts and Reserves(in millions):

Additions

	Balance at beginning of period	Charged to costs and expenses	Other	Deduction	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2009	4.8	—		0.2	4.6
2008	4.6	0.4		0.2	4.8
2007	6.0	—	—	1.4	4.6

Supplies:
2009	36.7	4.2	—	1.6	39.3
2008	30.4	6.4		0.1	36.7
2007	27.7	3.0	—	0.3	30.4

Notes issued under par:
2009	16.4	—	—	0.3	16.1
2008	16.7	—	—	0.3	16.4
2007	16.9	—	—	0.2	16.7

Deferred Tax Assets:
2009	28.6	2.2	—	0.3	30.5
2008	34.1	—	—	5.5	28.6
2007	—	62.7	—	28.6	34.1

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 25, 2010

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

/s/ Carlos Ruiz Sacristan
Carlos Ruiz Sacristan

Date:  February 25, 2010

Supplemental information

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

10.4

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference)

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an exhibit to Form 8-K filed on October 22, 2004 and incorporated herein by reference)

12.1	Computation of financial ratios (furnished herewith)

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 21, 2004 (Filed as Exhibit 14 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference)

21.1	Subsidiaries of the Company (furnished herewith)

23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu) (furnished herewith)

23.2	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers S.C.) (furnished herewith)

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 ((furnished herewith)

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238 (furnished herewith)

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238 (furnished herewith)

101.INS	XBRL Instance Document (submitted electronically with this report)

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report)

101.DEF	XBRL Taxonomy Definition Linkbase Document (submitted electronically with this report)

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report)