Form 10-Q
period 2010-03-31
SOUTHERN COPPER CORP/
filed 2010-05-04
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

As of April 30, 2010 there were outstanding 850,000,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three months ended March 31, 2010 and 2009	3

	Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	4

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-44

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45-47

Item 4.	Controls and procedures	48

	Report of Independent Registered Public Accounting Firm	49

Part II. Other Information:

Item 1.	Legal Proceedings	50

Item 1A.	Risk factors	50-51

Item 6.	Exhibits	52-53

	Signatures	54

	List of Exhibits	55-56

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements for the quarter ended March 31, 2010 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Net sales	$1,219,405	$621,998

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	499,198	375,455
Selling, general and administrative	21,718	18,792
Depreciation, amortization and depletion	81,253	78,221
Exploration	8,465	5,402
Total operating costs and expenses	610,634	477,870

Operating income	608,771	144,128

Interest expense	(23,788)	(23,966)
Capitalized interest	—	2,075
Loss on derivative instruments	—	(2,604)
Other income (expense)	1,433	3,363
Interest income	2,052	4,275
Income before income taxes	588,468	127,271

Income taxes	203,241	48,025

Net income	385,227	79,246

Less: Net income attributable to the non-controlling interest	1,983	554

Net income attributable to SCC	$383,244	$78,692

Per common share amounts:
Net income attributable to SCC - basic and diluted	$0.45	$0.09
Dividends paid to SCC common shareholders	$0.43	$0.12
Weighted average common shares outstanding - basic and diluted	850,000	852,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2010	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$651,964	$772,306
Short-term investments	20,080	22,948
Accounts receivable trade, less allowance for doubtful accounts (2010 - $4,509; 2009 - $4,614)	469,402	407,979
Accounts receivable other (including affiliates 2010 - $5,571; 2009 - $4,491)	27,901	31,971
Inventories	469,075	456,122
Deferred income tax	27,185	19,672
Other current assets	52,961	67,131
Total current assets	1,718,568	1,778,129

Property, net	3,973,569	3,969,558
Leachable material, net	95,477	107,262
Intangible assets, net	113,647	113,840
Deferred income tax	51,907	52,670
Other assets	47,419	41,113
Total assets	$6,000,587	$6,062,572

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	254,230	283,703
Accrued income taxes	69,198	91,359
Due to affiliated companies	1,488	—
Accrued workers’ participation	119,968	150,692
Accrued interest	15,633	39,795
Other accrued liabilities	31,907	26,876
Total current liabilities	502,424	602,425

Long-term debt	1,270,327	1,270,252
Deferred income taxes	156,863	143,508
Non-current taxes payable	28,178	26,201
Other liabilities and reserves	80,388	77,607
Asset retirement obligation	49,725	48,925
Total non-current liabilities	1,585,481	1,566,493

Commitments and Contingencies (Note M)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,022,549	1,013,326
Retained earnings	3,487,677	3,469,930
Accumulated other comprehensive loss	(13,061)	(13,061)
Treasury stock	(612,105)	(603,413)
Total SCC stockholders’ equity	3,893,906	3,875,628
Non-controlling interest	18,776	18,026
Total equity	3,912,682	3,893,654

Total liabilities and equity	$6,000,587	$6,062,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES

Net income	$385,227	$79,246
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	81,253	78,221
Loss (gain) on currency translation effect	8,364	(1,394)
Provision for deferred income taxes	5,853	18,927
Gain on sale of property	(1,603)	—
Gain on sale of short-term investment	(519)	(707)
Unrealized gain on derivative instruments	—	(25,079)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(57,353)	(107,336)
Inventories	(12,953)	2,306
Accounts payable and accrued liabilities	(106,606)	(250,462)
Other operating assets and liabilities	5,576	12,472
Net cash provided from (used for) operating activities	307,239	(193,806)

INVESTING ACTIVITIES
Capital expenditures	(75,363)	(63,456)
Net proceeds from sale of short-term investments	3,387	12,102
Sale of property	4,809	204
Net cash used for investing activities	(67,167)	(51,150)

FINANCING ACTIVITIES
Dividends paid to common stockholders	(365,498)	(99,555)
Distributions to non-controlling interest	(1,149)	—
Repurchase of common shares	—	(71,566)
Other	75	70
Net cash used for financing activities	(366,572)	(171,051)

Effect of exchange rate changes on cash and cash equivalents	6,158	(9,458)
Decrease in cash and cash equivalents	(120,342)	(425,465)
Cash and cash equivalents, at beginning of period	772,306	716,740
Cash and cash equivalents, at end of period	$651,964	$291,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 have been subject to a review by Galaz, Yamazaki, Ruiz Urquiza S.C., a member firm of Deloitte Touche Tohmatsu, the Company’s independent registered public accounting firm, whose report dated April 29, 2010, is presented on page 49.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2009 and notes included in the Company’s 2009 annual report on Form 10-K.

B.    Adoption of New Accounting Standards:

In the first quarter of 2010 the Company adopted the following Accounting Standards Update’s (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (“FASB”)

ASU No. 2010-09: In February 2010 the FASB issued ASU No. 2010-09 “Amendments to Certain Recognition and Disclosure requirements” an amendment of ASC topic 855 “Subsequent events.”  This ASU requires a SEC filer to evaluate subsequent events through the date the financial statements are issued. In addition, public filers are no longer required to disclose the date through which the evaluation of subsequent events was carried out.  The Company adopted this ASU on the date it was issued.

ASU No. 2010-06: In January 2010, the FASB issued the ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, an update of ASC Subtopic 820-10 “Fair Value Measurements and Disclosures - Overall.”

This ASU includes the following new disclosure requirements:

1.     Significant transfers in and out of Levels 1 and 2 fair value measurements and a description of the reasons for the transfers.

2.     The reconciliation of activity in Level 3 fair value measurements should present separately information about purchases, sales, issuances and settlements on a gross basis rather than as one net number.

This ASU also clarifies existing disclosures as follows:

1.     A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.     Disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.  These disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Please see disclosures required in Note Q “Financial instruments.”

ASU 2010-02: In January 2010, the FASB issued ASU 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” an update of Subtopic 810-10 “Consolidation-Overall” to address implementation issues related to the changes in ownership provisions in Subtopic 810-10, which establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary.

This ASU provides amendments that clarify the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to the following:

1.     A subsidiary or group of assets that is a business or nonprofit activity.

2.     A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.

3.     An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments also clarify that the decrease in ownership guidance does not apply to sales of in substance real estate and conveyances of oil and gas mineral rights.

The amendments in this ASU are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period that an entity adopted Statement 160.  The Company has adopted this ASU and will apply it to future decreases in ownership of subsidiaries.

C.    Short-term Investments:

Short-term investments were as follows:

	At
Investments	March 31, 2010	December 31, 2009
Short-term investments in securities issued by public companies (in millions)	$20.1	$22.9
Weighted average interest rate	0.65%	0.63%

Short-term investments consist of securities issued by public companies, which have been classified as available for sale.  Each security is independent of the others.  As of March 31, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and obtained gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended
	March 31,
	2010			2009
Interest earned	$	(*	)	$0.3
Investment redeemed		$3.3		$12.1
Gain in fair value		$0.5		$0.7

(*) Less than $0.1 million

D.    Inventories:

Inventories were as follows:

(in millions)	March 31, 2010	December 31, 2009
Metals at lower of average cost or market:
Finished goods	$58.1	$55.5
Work-in-process	165.4	150.8
Supplies at average cost	245.6	249.8
Total inventories	$469.1	$456.1

E.     Income taxes:

The income tax provision and the effective income tax for the first quarter 2010 and 2009 were as follows:

	2010	2009
Income tax provision (in millions)	$203.2	$48.0
Effective income tax rate	34.5%	37.7%

These provisions include income taxes for Peru, Mexico and the United States.  The decrease in the effective tax rate for the first quarter of 2010 is largely due to the proportionately higher incremental U.S. income tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent in the first quarter of 2009.  Because the pretax earnings in the first quarter of 2009 were significantly lower than the 2010 pretax earnings, the effect of this incremental tax had a larger than normal impact on the effective rate.  For the full year 2009 the final effective tax rate was 33.5%.  This dividend distribution is taxable in the U.S. at the difference between the 35.0% U.S. statutory rate and the foreign tax credit rate of 28.0%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, Americas Mining Corporation (“AMC”), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009 SCC will no longer file a separate U.S. federal income tax return and its operating results will be included in the AMC consolidated U.S. federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of ASARCO, LLC (“Asarco”) and its subsidiaries.  It is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes, as if it were a separate filer.

Accounting for Uncertainty in Income Taxes:

There were no material changes in the unrecognized tax benefits in the three months ended March 31, 2010.

F.     Provisionally Priced Sales:

At March 31, 2010, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2010 market price per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2010:

Copper (million lbs.)	Priced at	Month of Settlement
6.1	$3.53	April 2010

Molybdenum (million lbs.)	Priced at	Month of Settlement
4.1	$17.10	April 2010
2.4	17.10	May 2010
2.5	17.10	June 2010
0.1	17.10	July 2010
9.1	$17.10

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

G.    Derivative Instruments

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.  The Company did not hold any derivative contracts in the first quarter 2010.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in U.S. dollars and many of its costs are in Mexican pesos, in 2009, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts the Company recorded a net loss of $2.6 million in the first quarter of 2009.  This loss was recorded as loss on derivative instruments in the condensed consolidated statements of earnings.  At March 31, 2010 the Company did not hold any exchange rate derivative contracts.

H.    Asset Retirement Obligation:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans have been approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, commencing in January 2010 the Company is required to provide annual installments of $2.6 million over a 34 year period to guarantee the availability of funds to meet this obligation.  Therefore, in January 2010 the Company made the first installment of the guarantee, in the form of a lien on its Lima office building.  The accepted value of the Lima office building, for this purpose, is $17 million. In 2009, the Company adjusted its original retirement obligation to record the liability established in the mine closure plans.

The closure cost recognized for this liability consists of the cost as outlined in its closure plans, which includes the dismantling of the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Balance as of January 1	$48.9	$18.0
Changes in estimates	—	—
Additions	—	—
Accretion expense	0.8	0.2
Balance as of March 31,	$49.7	$18.2

I.      Related Party Transactions:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	March 31, 2010	December 31, 2009
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$1.2	$1.5
Ferrocarril Mexicano S.A. de C.V.	0.5	1.4
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	3.9	1.6
	$5.6	$4.5
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$1.5	$—
	$1.5	$—

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

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico for these services.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V and for construction services provided by Mexico Constructora Industrial and its affiliates; both companies are subsidiaries of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by México Compañía de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  These loans require semi-annual repayments.  Conditions and balance as of March 31, 2010 are as follows:

	Loan 1	Loan 2	Total
Loans (in millions)	$2.3	$8.5	$10.8
Maturity	August 2010	August 2013
Interest rate	Libor + 0.65%	Libor + 0.15%
Remaining balance at March 31, 2010 (in millions)	$0.3	$4.5	$4.8

MexTransport provides aviation services to the Company’s Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  If MexTransport defaults on the loan, SCC’s subsidiaries would have to satisfy the guaranty and repay to the bank the remaining balances, plus interest.  The Company paid fees to MexTransport for aviation services.

The Company purchased industrial materials from Higher Technology S.A.C in which Mr. Carlos Gonzalez has a proprietary interest.  Also the Company paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest. Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

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

The following table summarizes the purchase activity with related parties in the three months ended March 31, 2010 and 2009 (in millions):

	As of March 31,
	2010	2009
Grupo Mexico and affiliates:
Grupo Mexico Servicios S.A de C.V	$3.5	$1.7
Ferrocarril Mexicano S.A de C.V.	1.1	0.8
Mexico Constructora Industrial S.A. de C.V.	5.9	1.6

Other Larrea family companies:
Mexico Compañia de Productos Automotrices S.A. de C.V.	0.1	—
Mexico Transportes Aereos S.A. de C.V.	0.5	0.3

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	0.8	1.0
Servicios y Fabricaciones Mecanicas S.A.C.	0.1	0.1
Sempertrans France Belting Technology	0.3	0.3
PIGOBA S.A. de C.V.	0.1	0.1
Breaker S.A. de C.V.	0.2	0.4
Total purchased	$12.6	$6.3

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

J.     Financing:

New SCC Notes:

On April 16, 2010 the Company issued $1.5 billion in fixed-rate unsecured notes with an underwriting discount of $10.3 million, which will be amortized using the interest method over the term of the related debt.  Net proceeds will be used for general corporate purposes, including the financing of the Company’s capital expenditure program.

The $1.5 billion fixed-rate senior unsecured notes were issued in two tranches, $400 million due in 2020 at an annual interest rate of 5.375% and $1.1 billion due in 2040 at an annual interest rate of 6.75%.

Interest on the notes will be paid semi-annually in arrears.  The notes will constitute our general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness.

The Company will capitalize the costs associated with the issuance of this facility, which will be included in “Other assets” non-current in the condensed consolidated balance sheet.

In connection with the transaction, on April 16, 2010 the Company entered into a base indenture with Wells Fargo Bank, National Association, as trustee, as well as a first supplemental indenture and a second supplemental indenture which provide for the issuance, and set forth the terms of, the two tranches of notes described above. The indentures contains covenants that limit the Company's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company's assets. The Company may issue additional debt from time to time pursuant to the base indenture.

Credit risk rating:

On April 1, 2010 Moody’s investors service upgraded to Baa2 from Baa3 the Company’s senior unsecured ratings and the rating on our Yankee bonds.  Also on April 5, 2010 Fitch and Standard & Poor’s ratings services assigned its ‘BBB’ and ‘BBB-’, respectively, as debt rating on the new notes issued.  At the same time, these credit rating agencies confirmed their long-term corporate credit rating on SCC (‘Baa2’, ‘BBB, and ‘BBB-, for Moody’s, Fitch and S&P, respectively).

K.    Benefit Plans:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the three months ended March 31, 2010 and 2009 are as follows (in millions):

	2010	2009
Interest cost	$0.2	$0.2
Expected return on plan assets	(0.2)	(0.1)
Amortization of net loss (gain)	*	*
Net periodic benefit costs	$—	$0.1

(*) amount is lower than $0.1 million

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the three months ended March 31, 2010 and 2009 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the three months ended March 31, 2010 and 2009 are as follows (in millions):

	2010		2009

Interest cost	$0.4		$0.5
Service cost	0.5		0.6
Expected return on plan assets	(0.7)		(0.7)
Amortization of transition assets, net	(*	)	(*	)
Amortization of net actuarial loss	(0.2)		(0.2)
Amortization of prior services cost	(*	)	(*	)
Net periodic benefit cost	$—		$0.2

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic cost for the three months ended March 31, 2010 and 2009 are as follows (in millions):

	2010		2009

Interest cost	$1.1		$1.2
Service cost	0.1		0.2
Amortization of net loss (gain)	(*	)	0.2
Amortization of transition obligation	0.3		0.4
Net periodic benefit cost	$1.5		$2.0

(*) amount is lower than $0.1 million

L.     Comprehensive Income (in millions):

	Three months ended March 31,
	2010	2009
Net income	$385.2	$79.3
Other comprehensive income (loss) net of tax:
Decrease in liability for employee benefit obligation	—	1.2
Comprehensive income	385.2	80.5
Comprehensive income attributable to the non-controlling interest	2.0	0.5
Comprehensive income attributable to SCC	$383.2	$80.0

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

Peruvian operations

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through the MINEM conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

In 2003 the Peruvian congress published a new law announcing future closure and remediation obligations for the mining industry.  In accordance with the requirements of this law the Company’s closure plans have been approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note H, “Asset retirement obligation”, for further discussion of this matter.

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

Mexican environmental regulations have become increasingly stringent in recent years, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, the United States and Canada in connection with NAFTA in 1999.  However, the Company’s management does not believe that continued compliance with the federal environmental law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects or will result in material capital expenditures.  Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that future laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects.

Environmental capital expenditures in the three months ended March 31, 2010 and 2009 were as follows (in millions):

	2010	2009
Peruvian operations	$1.1	$0.4
Mexican operations	3.9	7.6
	$5.0	$8.0

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

The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises.  This participation was distributed 40% in cash and 60% in an equity interest of the enterprise.  In 1978 the equity portion, which was originally delivered to the mining industry organization, was set at 5.5% of pre-tax profits and was delivered in the form of “labor shares” to individual workers.  The cash portion was set at 4.0% of pre-tax earnings and continued to be delivered to individual employees.  In 1992 the workers’ participation was set at 8%, with 100% payable in cash and equity participation was eliminated from the law.

In 1995, the labor shares were exchanged for common stock of the Company and approximately 80.8% of the issued labor shares were exchanged.  The remaining 0.71% is included on the consolidated balance sheet under the caption “Non-controlling interest.”

In relation to the issuance of “labor shares” by the Branch in Peru, the Branch is a defendant in the following lawsuits:

1)              The Garcia Ataucuri litigation seeks the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or nuevos soles (“S/.”) 3,876,380,679.56), plus dividends on such shares.  After lengthy proceedings before the civil court in Peru on September 19, 2001, on appeal from the Branch, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.

In October 2007, in a separate proceeding initiated by the plaintiffs, the Peruvian Constitutional Court nullified the September 19, 2001 Peruvian Supreme Court decision and ordered the Supreme Court to decide again on the merits of the case accepting or denying the Branch’s 2000 appeal.

In May 2009, the Supreme Court rejected the 2000 appeal of the Branch affirming the adverse decision of the appellate civil court and lower civil court.  While the Supreme Court has ordered SCC’s Peruvian Branch to deliver the labor shares and dividends, it has clearly stated that SCC’s Peruvian Branch may prove, by all legal means, its assertion that the labor shares and dividends were distributed to the former employees in accordance with the profit sharing law then in effect, an assertion which SCC’s Peruvian Branch continues to make.

On June 9, 2009 SCC’s Peruvian Branch filed an extraordinary appeal before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and other protective measures.  The civil court has now rendered a favorable decision suspending the enforcement of the Supreme Court decision, among other reasons, for the reasons indicated above.  In view of this, and the recent civil court decision, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)              The May 10, 2006 Cornejo Flores and others vs. SCC’s Peruvian Branch litigation, seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest and labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares”, plus dividends.  On May 23, 2006, the Branch answered this new complaint, denying the validity of the claim.  As of March 31, 2010 the case remains open with no new developments.

3)              The June 27, 2008 Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of March 31, 2010 the case remains open with no new developments.

4)              The January 2009 Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, and labor shares resulting from capital increases, plus dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of March 31, 2010 the case remains open with no new developments.

The Company asserts that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  The Company has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.  Additionally, the amount of this contingency cannot be reasonably estimated by management at this time.

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

Mexican operations

Ejido Pilares de Nacozari:

In 2008, the Ejidal Commissariat of the “Ejido Pilares de Nacozari”, initiated a protective action (Amparo) against the second expropriation decree (by means of which 2,322 hectares were expropriated for public use), ignoring the judicial settlement reached with the Company on this matter.  The judicial settlement was ratified in January 2006.  This new case was resolved by a federal tribunal, which dismissed the Ejido case in first instance.  The Company will defend the settlement reached with the Ejido Commissariat and seek the definitive dismissal.

Pasta de Conchos Accident:

On February 19, 2010 three widows of miners, who perished in the 2006 Pasta the Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against defendants Grupo México, Americas Mining Corporation and Southern Copper Corporation. Plaintiffs allege that defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 61% of the Company’s Peruvian labor force was unionized at March 31, 2010, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.  The collective bargaining agreements for these unions last through February 2010.  The Company has started negotiations with these unions on February 5, 2010 and continues through April 2010.  The Company expects that the negotiations will be amicably resolved.  Additionally, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for this group are in force through November 2012.

During 2009 there were no strikes at the Company’s Peruvian operations.  In 2008, strikes in support of a mining federation strike occurred at the Company’s operating areas, during which operations were near to normal.

Mexican operations

Approximately 76% of the Mexican labor force was unionized at March 31, 2010, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

The Company has tried unsuccessfully to resolve the current labor stoppage that has obstructed production at the Cananea mine since July 2007.  In the second quarter 2008 the Board of Directors offered all Cananea employees a severance payment in accordance with the collective bargaining agreement and applicable law.  This was offered in order to award the employees a significant severance payment that allows them to choose the labor alternative that is best for each of them.  During 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million, which was recorded in cost of sales on the consolidated statement of earnings.  There were no termination payments made in 2009 or in the three months ended March 31, 2010.  The Company has estimated a liability of $33.8 million, which was recorded on the condensed consolidated balance sheet.

On March 20, 2009 the Company notified the Mexican federal labor court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican federal labor court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling has been challenged before federal tribunals.  Most of the individual challenges by unionized workers have been resolved by a federal judge dismissed their complaint.

On February 11, 2010, a Mexican federal district court confirmed that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of labor stoppages and strikes in July 2007 resulted in force majeure providing legal basis for the termination of individual and unionized employees by the Company’s subsidiary, Mexicana de Cananea, S.A. de C.V.  A workers’ appeal was dismissed on April 21, 2010 by the Mexican Supreme Court. The Company expects to regain access to the installations in accordance with the law.

Due to the lengthy work stoppage the Company has performed an impairment analysis on the assets at the Cananea mine.  The Company has determined through its impairment analysis that no impairment exists as of March 31, 2010.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.  During 2009 the Company continued providing periodic maintenance to the assets.

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

The Company’s direct and indirect parent corporations, including AMC and Grupo Mexico, have from time to time been named parties in various lawsuits involving Asarco, including a previously reported lawsuit brought by Asarco in connection with AMC’s purchase of SCC’s interest from Asarco.  As a result of the completion of the reorganization of Asarco and the exiting of Asarco from Chapter 11, this lawsuit has been satisfactorily resolved.

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

Other commitments:

Regional development contribution:

In 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years to support the regional development of Peru based on prior year’s net earnings.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.

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

The Company made provisions for this contribution in the first quarter of 2010 and 2009, as follows (in millions):

	2010	2009
Regional development contribution	$2.2	$0.6

These provisions are included in “Other income (expense)” in the condensed consolidated statement of earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced at the Toquepala and Cuajone mines.  The Company made provisions for this charge in the first quarter of 2010 and 2009, as follows (in millions):

	2010	2009
Royalty charge	$12.9	$3.7

These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003 the agreement was amended, releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements and changing the power tariff as called for in the original agreement.

The Company has recently signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The Company expects to obtain savings in its future power costs.  The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note E, “Income taxes”).

N.            Segment and Related Information:

Company management views Southern Copper as having three operating segments and manages on the basis of these segments.  The segments identified by the Company are: the Peruvian operations, the Mexican open pit operations and the Mexican underground mining operations segment identified as the IMMSA unit.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2010
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$378.4	$91.2	$721.8	$28.0	$1,219.4
Intersegment sales	21.2	51.7	—	(72.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	166.1	91.3	283.4	(41.6)	499.2
Selling, general and administrative	7.4	3.2	10.5	0.6	21.7
Depreciation, amortization and depletion	41.6	5.9	32.9	0.8	81.2
Exploration	1.2	3.6	3.7	—	8.5
Operating income	$183.3	$38.9	$391.3	$(4.7)	608.8
Less:
Interest, net					(21.8)
Other income (expense)					1.4
Income taxes					(203.2)
Non-controlling interest					(2.0)
Net income attributable to SCC					$383.2

Capital expenditure	$12.2	$5.9	$57.2	$0.1	$75.4
Property, net	$1,586.6	$275.2	$2,050.3	$61.5	$3,973.6
Total assets	$2,394.5	$696.6	$2,873.2	$36.3	$6,000.6

	Three Months Ended March 31, 2009
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$172.3	$90.3	$346.8	$12.6	$622.0
Intersegment sales	0.8	27.2	—	(28.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	98.6	99.4	199.1	(21.6)	375.5
Selling, general and administrative	7.5	3.3	6.9	1.1	18.8
Depreciation, amortization and depletion	41.3	6.1	30.2	0.6	78.2
Exploration	0.7	1.2	3.5	—	5.4
Operating income	$25.0	$7.5	$107.1	$4.5	144.1
Less:
Interest, net					(17.6)
Loss on derivative instruments					(2.6)
Other income (expense)					3.4
Income taxes					(48.0)
Non-controlling interest					(0.6)
Net income attributable to SCC					$78.7

Capital expenditure	$25.6	$4.8	$24.1	$9.0	$63.5
Property, net	$1,643.7	$270.0	$1,846.6	$42.9	$3,803.2
Total assets	$2,624.2	$590.7	$2,284.0	$(134.7)	$5,364.2

O.    Impact of New Accounting Standards:

Please see impact of the adoption of new accounting standards on note B “Adoption of New Accounting Standards”

P.     Stockholders’ Equity:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Southern Copper common shares
Balance as of January 1,	$460.7	$388.9
Purchase of shares	—	71.6
Used for corporate purposes	—	—
Balance as of March 31,	460.7	460.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	142.7	125.5
Other activity, including dividend, interest and currency translation effect	8.7	(0.3)
Balance as of March 31,	151.4	125.2

Treasury stock balance as of March 31,	$612.1	$585.7

The following table summarizes share distributions in the first quarter 2010 and 2009:

	2010	2009
Southern Copper common shares
Directors’ Stock Award Plan	—	13,200

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	11.5	12.1

SCC share repurchase program:

In 2008 the Company’s Board of Directors authorized a $500 million share repurchase program.  Under this program the Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.  These shares will be available for general corporate purposes.

As of December 31, 2009 the Company repurchased 33.4 million shares of SCC Common Stock at a cost of $456.6 million.  As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership increased to 80% at March 31, 2009 and remains at this level to date.  There was no activity in the first quarter of 2010.

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

The activity of the plan in the three-month period ended March 31, 2010 and 2009 is as follows:

	2010	2009

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(241,200)	(229,200)
Granted in the period	—	—
Total shares granted at March 31,	(241,200)	(229,200)

Remaining shares reserved	358,800	370,800

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

For the three months ended March 31, 2010 and 2009, the stock based compensation expense under this plan was as follows (in millions)

	2010	2009

Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$10.1	$12.3

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year period.

The following table presents the stock award activity for the three months ended March 31, 2010 and 2009:

	2010		2009
	Shares	Unit Value	Shares	Unit Value
Outstanding shares at January 1,	11,556,625	$1.16	14,577,011	$1.16
Granted	—		—
Exercised	—		(2,469,689)	1.16
Received as dividend	—		—
Forfeited	(89,869)	1.16	—
Outstanding shares at March 31,	11,466,756	$1.16	12,107,322	$1.16

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

For the three months ended March 31, 2010 and 2009, the stock based compensation expense under this plan was as follows (in millions)

	2010	2009

Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense at March 31,	$1.8	$1.9

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year period.

The following table presents the stock award activity for the three months ended March 31, 2010 and 2009:

	2010		2009
	Shares	Unit Value	Shares	Unit Value
Outstanding shares at January 1,	697,500	$0.77	697,500	$0.77
Granted	—		—
Exercised	—		—
Forfeited	—		—
Outstanding shares at March 31,	697,500	$0.77	697,500	$0.77

The “Unit Value” means the unit weighted average grant date fair value.

Q.    Financial instruments:

Subtopic 810-10 of ASC “Fair value measurement and disclosures — Overall” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under Subtopic 810-10 are described below:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 (in millions):

	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$1,280.3	$1,346.1	$1,280.3	$1,292.3

Fair value for long term debt is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 9%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2010 and December 31, 2009:

	Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale debt securities:
Foreign bonds	$2.0		$2.0
Corporate bonds	2.8		2.2	$0.6
Asset backed obligations	5.7		5.7	—
Mortage backed securities	9.6		9.6

Derivatives:
Provisionally priced sales:
Copper	3.0	3.0
Molybdenum	26.3	26.3
Total	$49.4	$29.3	$19.5	$0.6

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale debt securities:
Foreign bonds	1.9		1.9
Corporate bonds	4.8		3.1	1.7
Asset backed obligations	6.6		6.6
Mortage backed securities	9.6		8.2	1.4

Derivatives:
Provisionally priced sales:
Copper	4.1	4.1
Molybdenum	(16.2)	(16.2)
Total	$10.8	(12.1)	$19.8	$3.1

The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation.  Investments classified within Level 3 include corporate bonds, asset backed obligations, and mortgage-backed securities.  These investments are valued by the fund’s management advisor taking into consideration different factors and methodologies considered appropriate in the circumstance.  Factors can include the following or a combination of the following: observed transactions, broker quotes, cash flow analysis, vendor prices and other factors as appropriate.

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

The Company’s accounts receivables associated with provisionally priced copper sales are valued using quoted market prices based on the forward price on the London Metal Exchange (LME) or on the Commodities Exchange (COMEX) in New York.  Such value is classified within Level 1 of the fair value hierarchy.  Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the first quarter 2010 and 2009.

	3 months ended March 31, 2010
	Available for sale debt securities:
	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total

Balance as of January 1,	$1.7		$1.4	$3.1
Unrealized gain (loss)	—			—
Purchases, sales, issuance and settlements (net)	(1.2)			(1.2)
Transfers in/out of Level 3	0.1		(1.4)	(1.3)
Balance as of March 31,	$0.6		$—	$0.6

	3 months ended March 31, 2009
	Available for sale debt securities:
	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total

Balance as of January 1,	$6.9	$0.8	$3.3	$11.0
Unrealized gain (loss)	(0.1)	—	—	(0.1)
Purchases, sales, issuance and settlements (net)	(1.5)	(0.6)	(0.4)	(2.5)
Transfers in/out of Level 3	(0.2)	—	0.3	0.1
Balance as of March 31,	$5.1	$0.2	$3.2	$8.5

The unrealized gains (losses) were included in other income in the condensed consolidated statement of earnings for the quarter ended March 31, 2010 and 2009.

R.    Subsequent events:

Dividends:

On April 22, 2010, the Board of Directors authorized a quarterly dividend of 45 cents per share payable on May 25, 2010, to SCC shareholders of record at the close of business on May 12, 2010.

Technical review of Tia Maria EIA:

On April 27, 2010, a Peruvian Ministerial Resolution created a technical agency to analyze and respond to comments on the environmental impact of the Tia Maria project.

This technical agency is an alternative to the cancelled public hearing and will, during a period of 90 days, analyze comments on the environmental impact of the Tia Maria project.  At the end of the period, a final report will be issued.

This technical agency will include representatives of Peruvian national and regional authorities and representatives of the community and the Company.  SCC will participate in this process to further inform the local communities of the value of the project and the benefits that it will bring to the region and its people.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”).  This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.  Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2009.

EXECUTIVE OVERVIEW

Business: Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, such as molybdenum, zinc, silver, lead and gold, which we also produce and sell.  Market forces outside of our control largely determine the sales prices for our products.  We therefore focus on copper production, cost control, production enhancement and maintaining a prudent capital structure to remain profitable.  We believe we achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  Copper and molybdenum represented 70% and 16%, respectively, of our sales in the first quarter 2010. Molybdenum began trading on the LME this year. We view this as positive in the long-term outlook for molybdenum.

•          We expect that the 2010 production of copper and molybdenum will match our 2009 production levels.

•          We have a capital investment program of $2.8 billion for the next three years (2010-2012), which is expected to increase annual copper and molybdenum production by approximately 754 million pounds and 15 million pounds, respectively.

•          In the year 2010 we have budgeted capital spending of $600 million in Peru and $200 million in Mexico. Through March 31, 2010 we have spent $75.4 million on our 2010 capital program.

Earnings: Copper prices continued to improve during the first quarter of 2010.  Prices for other metals have also improved during this period.  During the first quarter of 2010 per pound LME spot copper prices ranged from $2.83 to $3.55 and averaged $3.28, as compared to an average of $1.56 in the first quarter 2009.  While in the near term the outlook for copper could be volatile we believe that the copper market outlook remains strong for the next few years.  Limited supplies from existing mines, the absence in the near term of any major new development projects and increasing demand from Asia, we believe supports this outlook.  The LME spot price for copper closed at $3.55 per pound on March 31, 2010.

First quarter 2010 sales of $1,219 million and net earnings attributable to SCC of $383 million reflects the continuing recovery of copper prices and prices of our other metal products, as well as Company-wide productivity improvements which have increased our production and sales.  This allows us to continue with our capital projects to increase production levels and improve our profitability.

The table below highlights key financial and operational data for our Company for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009	Variance
Net sales (in millions)	$1,219	$622	$597
Net income attributable to SCC (in millions)	$383	$79	$304
Earnings per share	$0.45	$0.09	$0.36
Dividends per share	$0.43	$0.12	$0.31
Average LME copper price	$3.28	$1.56	$1.72
Pounds of copper sold (in millions)	257	265	(8)

Production: First quarter 2010 mined copper production was 8.8% lower than the first quarter of 2009. Mined zinc mined and silver production in the first quarter of 2010 was close to the production level in the first quarter of 2009.  However, we increased our production of molybdenum mined by 17.2% in the first quarter of 2010 compared to the first quarter of 2009.

The table below highlights key mine production data for our Company for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009	Variance

Copper mined (in million pounds)	241	264	(23)
Molybdenum mined (in million pounds)	10.5	8.9	1.6
Zinc mined (in million pounds)	59	60	(1)
Silver mined (in million ounces)	3.2	3.2	—

Cananea strike: Operations at our Cananea, San Martin and Taxco facilities remained closed during the first quarter of 2010, due to continuing strike activity.  These strikes began in July 2007.  However, on February 11, 2010 a Mexican federal court ruled in favor of us in the Cananea case.  As a consequence, all existing labor contracts were terminated.  A workers’ appeal was dismissed on April 21, 2010 by the Mexican Supreme Court. We expect to regain access to the installations in accordance with the law.

We are ready to resume operations at Cananea with a new labor contract, which we believe will increase productivity and competitiveness for this operation.  The end of the labor struggle at Cananea could also make possible an investment of $3.8 billion to expand Cananea’s annual production from 180,000 tons to 460,000 tons of copper and to 5,400 tons of molybdenum, as well as the development of the Pilares mine site.  These projects include the generation of its own power requirements at a very competitive cost and would generate approximately 9,000 new jobs during the project construction phase and bring significant economic benefits to the people of Cananea. As part of these investments we are including several educational and cultural initiatives that would significantly enhance the life of the people of Cananea, as well as the nearby urban and rural areas.  Such investments were on hold until now due to union activities.

Due to the lengthy work stoppage we have performed an impairment analysis on the assets at the Cananea mine and have determined that no impairment exists as of March 31, 2010.

Closing of the San Luis Potosi copper smelter: On March 16, 2010, as part of a remediation program to fully comply with the international standards of the mining industry, we announced the closing of the San Luis Potosi copper smelter, which was in operation for almost one hundred years. We believe operating efficiencies will increase with La Caridad replacing the copper smelting capacity of San Luis Potosi.  Our modern

San Luis Potosi zinc refinery will not be affected by the smelter’s closing and a potential expansion that could double its capacity is under study.

After the closing of the 1925 San Luis Potosi smelter we now comply with the highest international environmental standards at 100% of our mining and metallurgical facilities in Mexico and Peru.  Therefore, we will apply for ISO-14000 certification as a ratification of our clean industry standard.

Financing: On April 16, 2010 the Company issued $1.5 billion in fixed-rate senior unsecured notes.  The $1.5 billion fixed-rate senior unsecured notes were issued in two tranches, $400.0 million due in 2020 at an annual interest rate of 5.375% and $1.1 billion due in 2040 at an annual interest rate of 6.75%.  Proceeds are to be used for general corporate purposes, including the financing of our capital expenditure program.

On April 1, 2010 Moody’s Investors Service upgraded to Baa2 from Baa3 the Company’s senior unsecured ratings and the rating on our Yankee bonds.  Also on April 5, 2010 Fitch and Standard & Poor’s ratings services assigned its ‘BBB’ and ‘BBB-’, respectively, as debt rating on the new notes issued.  At the same time, these credit rating agencies confirmed their long-term corporate credit rating on SCC (‘Baa2’, ‘BBB, and ‘BBB-, for Moody’s, Fitch and S&P, respectively).

Major capital projects: On January 28, 2010 our Board of Directors approved an investment program of $2.8 billion for the next three years (2010-2012), which is expected to increase annual copper and molybdenum production by approximately 754 million pounds and 15 million pounds, respectively, when this program is completed.  The program also aims to improve cost competitiveness and efficiencies.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

The approved program considers some ongoing projects as well as new initiatives and has begun at our Peruvian operations with the Tia Maria project and the Toquepala concentrator expansion.

Tia Maria project:  The second public hearing for the Tia Maria project, scheduled for April 19, 2010, did not take place because of social unrest in the Islay Province.  On April 27, 2010, a Peruvian Ministerial Resolution created a technical agency to analyze and respond to comments on the environmental impact of the Tia Maria project.

This technical agency is an alternative to the cancelled public hearing and will, over a period of 90 days, analyze comments on the environmental impact of the Tia Maria project.  At the end of the period, a final report will be issued.

This technical agency will include representatives of Peruvian national and regional authorities, and representatives of the community and the Company.  We will participate in this process to further inform the local communities of the value of the project and the benefits that it will bring to the region and its people.  Construction will begin as soon as we receive approval of the EIA, which is expected in the third quarter of 2010.

The investment in the Tia Maria project would be $934 million and produce 120,000 tons of copper cathodes using state of the art technology, which would be compliant with the international environmental and sustainable development standards. The project is expected to generate 4,000 jobs during the construction phase. When in operation, Tia Maria would directly employ 600 workers and indirectly another 3,500. Through its expected eighteen years of life, the project required services would create significant opportunities for small and medium business growth in the region.

In addition, we intend to implement social responsibility programs in the Arequipa region similar to those established in the communities near our other operations in

Peru. In addition to these initiatives, the mining voluntary contribution program is estimated to be $5.0 million per year for Arequipa, and could be immediately applied to the development of the communities near Tia Maria.

To obtain the necessary water supply for the Tia Maria project, we have offered to build the Paltiture dam with an increased capacity of approximately 40 million cubic meters of water, that currently drain into to the Pacific Ocean. We would only use seven million cubic meters per year of this dam. The remaining additional 33 million cubic meters would be available for the benefit of the Tambo valley agriculture communities and the Islay population.

As part of our contribution to local communities, we would improve telecommunications facilities in the Tambo valley with better services for cell phone, television and internet.

We consider that, these projects bring an excellent opportunity for real quality of life improvements with no negative environmental impact to the nearby communities.

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

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” below.  From time to time we purchase copper concentrates on the open market in order to maximize the use of our smelter capacity or to take advantage of an attractive market situation.  We view these purchases on an incremental basis and measure the results incrementally.  We find that the inclusion of these purchases with our own production often creates a distortion in our unit cost.  Accordingly we only include the net revenue or loss from the transaction in the calculation.  We believe this will allow others to see a truer presentation of our cash cost.  Amounts for prior years have been restated to show this change.

We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net revenue (loss) on sale of metal purchased from third parties and by-products revenues, and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced by our own mines.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, primarily molybdenum, zinc, silver and the premium over market price that we receive on copper sales.  We account for the by-product revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in silver and zinc, have had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Positive (negative)
(dollars per pound)	2010	2009	Variance
Operating cash cost per pound of copper produced	$(0.147)	$0.598	$0.745
Less: by-products revenue and net revenue on sale of metal purchased from third parties	$(1.651)	$(0.694)	$0.957
Operating cash cost per pound of copper produced without by-products revenue and net revenue on sale of metal purchased from third parties	$1.504	$1.292	$(0.212)

As seen in the table above, our per pound cash cost for the three months ended March 31, 2010 when calculated with by-products revenue are a credit of 14.7 cents per pound compared with a cost of 59.8 cents per pound in the same period of 2009.  The decrease of 74.5 cents per pound was primarily due to higher by-products credit in the 2010 period as a result of higher sales prices and higher molybdenum sales volume.  An increase of 80.3% in molybdenum price caused a higher credit of approximately 65.5 cents per pound.

Our cash cost, excluding by-product revenues, was higher by 21.2 cents per pound for the three months ended March 31, 2010 than the 2009 period due to higher power, fuel and material repair costs and to decreased copper production in the first quarter of 2010 see caption “Production” below.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2010 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver – per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$5.7	$24.3	$1.3	$9.0

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

Segment information is included in our review of “Results of Operations” and also in Note N “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Peru:
Peruvian inflation rate	0.9%	0.4%
Nuevo sol/dollar devaluation /(appreciation) rate	(1.7)%	0.6%

Mexico:
Mexican inflation rate	2.4%	1.0%
Peso/dollar devaluation /(appreciation) rate	(4.6)%	5.9%

Capital Expansion and Exploration Program

We made capital expenditures of $75.4 million for the three months ended March 31, 2010, compared with $63.5 million in the same period of 2009.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Set forth below are descriptions of some of our current expected capital expenditures.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Peruvian Operations:

Tia Maria project: This project, which includes the Tia Maria and La Tapada deposits in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SX-EW copper cathodes per year.  The approved budget for the project is $934 million.  Through March 31, 2010, $305.4 million has been spent on this project.  The detailed engineering is in progress and almost completed.  Work on the project includes equipment fabrication and some early construction work (access roads and platforms).  As discussed above, construction will be undertaken as soon as we receive the EIA approval which is expected in the third quarter of 2010.

Toquepala concentrator expansion:  As of March 31, 2010, the Company has expended $97.6 million on the Toquepala concentrator expansion.  Detailed engineering was awarded and work started in December 2009.  One 320 ton truck and two 49HR drilling machines and a second 73 cubic yard shovel were put in operation.  The push back substation expansion was also completed and is currently in operation.  The environmental impact study is in process and is expected to be completed in the second quarter of 2010.

Ilo Smelter Modernization:  A complimentary project to the Ilo smelter modernization is the construction of a marine trestle to offload directly to offshore ships the sulfuric acid produced at the smelter.  At March 31, 2010 this project is completed and is expected to be commissioned in early May 2010 when a first vessel arrives.  The completed project is expected to ease congestion in our Ilo area.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills.  Procurement of the main equipment and materials was finished in 2009.  Construction of the principal civil, mechanical and electrical installations for the main and lateral dams has been completed.  The equipment to build the lateral dam was commissioned in December 2008 and the equipment to continue building the main dam was commissioned in March 2009.  At this time there are some pending issues in order to get to the design capacity.  Progress on the first stage of this project is 99.8% complete, with final completion expected in the second quarter of 2010.  The total cost of this project is estimated to be $66.0 million, with $44.1 million expended through March 31, 2010.

Mexican operations:

El Arco: The El Arco Project is a world class copper deposit in the central part of the Baja California peninsula, with estimated mineralized material of over 1.0 billion tons with an estimated ore grade of 0.51% and 14 grams of gold per ton.  It is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually.  We continue to invest in land acquisition required for the project. The project feasibility study, with a cost of $15.0 million, was recently finished.

La Caridad power plant: We have initiated a project for the construction of a gas-fired power plant at our La Caridad metallurgical complex in Mexico, with an initial capital budget of $250 million.  The nominal capacity of this plant would be 250 MW.  The generated power will replace electricity from the Mexican governmental power commission, which rates have been steadily increasing in recent years.

Potential projects:

La Caridad concentrator: We have recently finished the pre-feasibility study for the expansion of the La Caridad concentrator.  This expansion would offset the effect of declining ore grades and increasing hardness at the La Caridad mine.  The pre-feasibility study shows that milling capacity of this plant could increase gradually from 90,000 tons per day to 120,000 tons per day.

We have a number of other projects that we may develop in the future.  Among these potential projects are investments at Cananea to increase copper and molybdenum output. Cananea projects have been on hold pending settlement of the lenghty strike.  We evaluate new projects on the basis of our long-term corporate objectives, expected return, environmental needs, required investment and estimated production, among other considerations.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

The above information is based on estimates only.  We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  Preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, tax positions, fair value of financial instruments and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

PRODUCTION

Mine copper production in the first quarter of 2010 decreased by 8.8% to 240.8 million pounds from 264.1 million pounds in the same period of 2009.  The decrease of 23.3 million pounds was primarily due to 20.2 million pounds of lower production at our Peruvian mines primarily at Cuajone, due to lower planned ore grades and 3.1 million pounds of lower production at the La Caridad mine due to lower ore and PLS grades and recoveries.

In the first quarter of 2010, molybdenum production increased 17.2% to 10.5 million pounds, from 8.9 million pounds in the first quarter of 2009.  This increase includes 1.1 million pounds of higher production at the Toquepala mine due to higher grades and recoveries and 0.5 million pounds of higher production at the La Caridad mine due to higher recoveries.

Zinc mine production in the first quarter of 2010 was slightly lower than the first quarter of 2009. The Charcas and Santa Eulalia mines had lower grades and the Santa Eulalia mine also had lower recoveries.  The refined zinc production was 3% lower for the same period as a result of lower material processed at the San Luis Potosi zinc refinery.

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Net sales	$1,219.4	$622.0
Operating costs and expenses	(610.6)	(477.9)
Operating income	608.8	144.1
Non-operating income (expense)	(20.4)	(16.8)
Income before income taxes	588.4	127.3
Income taxes	(203.2)	(48.0)
Net income attributable to non-controlling interest	(2.0)	(0.6)
Net income attributable to SCC	$383.2	$78.7

Average Metal Prices

The table below outlines the average metal prices during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	% Change
Copper ($ per pound – LME)	$3.28	$1.56	110.3%
Copper ($ per pound – COMEX)	$3.28	$1.57	108.9%
Molybdenum ($ per pound)	$15.78	$8.75	80.3%
Zinc ($ per pound – LME)	$1.04	$0.53	96.2%
Silver ($ per ounce –COMEX)	$16.91	$12.63	33.9%

Net Sales.  Net sales for the three months ended March 31, 2010 increased by $597.4 million, compared with the same period of 2009.  This 96% increase was due to higher metal prices and higher molybdenum sales volume partially offset by lower copper, silver and zinc sales volumes.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2010 and 2009:

Copper Sales (million pounds):

	Three Months Ended March 31,
	2010	2009	Variance
Peruvian operations	185.7	186.8	(1.1)
Mexican open-pit	71.6	68.8	2.8
Mexican IMMSA unit	7.1	10.7	(3.6)
Other and intersegment elimination	(7.0)	(1.2)	(5.8)
Total	257.4	265.1	(7.7)

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2010 and 2009:

By-product Sales:

(in million pounds except silver – in	Three Months Ended March 31,
million ounces)	2010	2009
Peruvian operations
Molybdenum contained in concentrates	4.8	3.7
Silver	0.9	1.0

Mexican open-pit
Molybdenum contained in concentrates	5.7	5.2
Silver	1.7	1.2

Mexican IMMSA unit
Zinc – refined and in concentrate	56.0	58.1
Silver	2.1	3.0

Other and intersegment elimination
Zinc – refined and in concentrate	0.4	1.1
Silver	(1.2)	(1.2)

Total by-product sales
Molybdenum contained in concentrates	10.5	8.9
Zinc – refined and in concentrate	56.4	59.2
Silver	3.5	4.0

Sales value per segment:

	Three Months Ended March 31, 2010 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$241.5	$21.8	$604.7	$(20.5)	$847.5
Molybdenum	117.4	—	83.0	—	200.4
Zinc	—	59.6	—	0.6	60.2
Silver	29.3	33.3	15.5	(20.0)	58.1
Other	11.4	28.2	18.6	(5.0)	53.2
Total	$399.6	$142.9	$721.8	$(44.9)	$1,219.4

	Three Months Ended March 31, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$107.7	$13.1	$303.0	$4.6	$428.4
Molybdenum	37.4	—	21.5	—	58.9
Zinc	—	31.5	—	1.3	32.8
Silver	14.9	44.3	10.9	(15.7)	54.4
Other	13.1	28.6	11.4	(5.6)	47.5
Total	$173.1	$117.5	$346.8	$(15.4)	$622.0

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2010	2009
United States	$303.7	$215.9
Europe	208.0	125.7
Mexico	249.0	134.7
Peru	40.2	14.4
Latin America (excluding Mexico and Peru)	263.9	80.6
Asia	154.6	50.7
Total	$1,219.4	$622.0

Operating Costs and Expenses

Operating costs and expenses were $610.6 million in the first quarter of 2010 compared with $477.9 million in the first quarter of 2009.  The increase of $132.7 million was primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the first quarter of 2010 was $499.2 million compared with $375.5 million in the same period of 2009.  The increase of $123.7 million was primarily due to the following: 1) $9.4 million of higher fuel and power cost primarily as a result of the higher cost of coal and other fuels used as indices in the calculation of our Peruvian power tariff, 2) $11.7 million of higher labor, material repair and other production cost, 3) $46.9 million of higher workers’ participation due to higher earnings and 4) $35.1 million of higher cost of material purchased from third parties.

Non-Operating Income (Expense)

Non-operating income and expense was an expense of $20.4 million in the first quarter of 2010 compared to an expense of $16.8 million in the same first quarter of 2009.  There were no material changes between the two periods.

Income taxes: The income tax provision for the first quarter 2010 and 2009 was $203.2 million and $48.0 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 34.5% for the first quarter of 2010 as compared to 37.7% in the first quarter 2009.  The decrease in the effective tax rate for the first quarter of 2010 is largely due to the proportionately higher incremental U.S. income tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent in the first quarter of 2009.  Because the pretax earnings in the first quarter of 2009 were significantly lower than the 2010 pretax earnings the effect of this incremental tax had a larger than normal impact on the effective rate.  For the full year 2009 the final effective tax rate was 33.5%. The dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28%.

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

Segment Results Analysis

Peruvian Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the first quarter 2010 and 2009 (in millions):

	First Quarter		Variance
	2010	2009	Value	%
Net sales	$721.8	$346.8	$375.0	108.1%
Operating costs and expenses	(330.5)	(239.7)	(90.8)	(37.9)%
Operating income	$391.3	$107.1	$284.2	265.4%

Net sales in the first quarter of 2010 were $721.8 million compared with $346.8 million in the first quarter of 2009.  The increase of $375.0 million was primarily the result of higher market prices. An increase of 1.1 million pounds in molybdenum sales volume also contributed to the increase in net sales.

Operating costs and expenses in the first quarter of 2010 increased by $90.8 million to $330.5 million from $239.7 million in the first quarter of 2009, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first quarter of 2010 was $283.4 million compared to $199.1 million in the comparable 2009 period.  The principal elements of cost of sales, causing this increase, include the following: 1) $30.3 million of higher workers’ participation, 2) $9.2 million of higher mine royalties, both due to higher earnings and 3) $34.5 million for the higher cost of copper purchases from third parties.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the first quarter 2010 and 2009 (in millions):

	First Quarter		Variance
	2010	2009	Value	%
Net sales	$399.6	$173.1	$226.5	130.8%
Operating costs and expenses	(216.3)	(148.1)	(68.2)	(46.0)%
Operating income	$183.3	$25.0	$158.3	633.2%

Net sales in the first quarter of 2010 were $399.6 million compared to $173.1 million in the first quarter of 2009.  The increase of $226.5 million was due to higher metal prices and higher copper, molybdenum and silver sales volumes.  See sales volume above.

Operating costs and expenses in the first quarter of 2010 increased by $68.2 million to $216.3 million from $148.1 million in the comparable 2009 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $67.5 million to $166.1 million in the first quarter of 2010 from $98.6 million in the same period of 2009.  The increase in cost of sales included: 1) $4.0 million of higher production cost primarily result of higher fuel and power costs, 2) $15.8 million of higher workers’ participation due to increased earnings, and 3) $46.3 million for the higher cost of copper purchases from third parties.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the first quarter 2010 and 2009 (in millions):

	First Quarter		Variance
	2010	2009	Value	%
Net sales	$142.9	$117.5	$25.4	21.6%
Operating costs and expenses	(104.0)	(110.0)	6.0	5.5%
Operating income	$38.9	$7.5	$31.4	418.7%

Net sales in the first quarter of 2010 were $142.9 million compared to $117.5 million in the first quarter of 2009.  This increase of $25.4 million in net sales was primarily due to higher metal prices partially offset by lower copper, zinc and silver sales volume.  These volume decreases were primarily due to lower blister sales, caused by the closing of the San Luis Potosi copper smelter.

Operating costs and expenses in the first quarter of 2010 decreased by $6.0 million to $104.0 million from $110.0 million in the comparable 2009 period.  This decrease was primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $8.1 million to $91.3 million from $99.4 million in the first quarter of 2009.  This decrease primarily included: 1) $21.5 million of lower metal purchases from third parties partially offset by 2) $2.5 million of severance payments related to the closing of the San Luis Potosi copper smelter, 3) $1.1 million of higher sales expenses, 4) $2.3 million due to changes in inventory levels and 5) $6.5 million of higher tolling fees and other production costs.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the first quarter 2010 and 2009 (in millions):

	First quarter
	2010	2009	Variance
Net cash provided from (used for) operating activities	$307.2	$(193.8)	$501.0
Net cash used for investing activities	$(67.2)	$(51.1)	$(16.1)
Net cash used for financing activities	$(366.6)	$(171.1)	$(195.5)

Net cash provided from operating activities:

The increase of $501.0 million in the first quarter 2010 cash provided from operating activities from first quarter 2009 was due to the an increase of $306.0 million in net income and a decrease in working capital needs of $171.7 million and an increase of $23.4 million on adjustments to reconcile earnings to cash.  The increase in net income was primarily due to higher metal prices.

The first quarter 2010 and 2009 decrease in cash from working capital includes (in millions):

	First quarter
	2010	2009	Variance
Accounts receivable	$(57.3)	$(107.3)	$50.0
Inventories	(13.0)	2.3	(15.3)
Accounts payable and accrued liabilities	(106.6)	(250.5)	143.9
Other operating assets and liabilities	5.6	12.5	(6.9)
Total	$(171.3)	$(343.0)	$171.7

First quarter 2010:

In the first quarter 2010 net income was $385.2 million approximately 125.4% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $81.3 million, $8.4 million of currency translation effect and $5.9 million of deferred income tax benefit, which increased operating cash flow.

In addition, in the first quarter of 2010 an increase in working capital decreased operating cash flow by $171.3 million.  The increase in accounts receivable value was due to higher metal prices.  During the first quarter of 2010 the average metal prices increased from the fourth quarter 2009 prices as follows: the LME and COMEX copper price increased 8.8% and 8.2%, respectively and molybdenum and zinc increased by 39.7% and 3.4%, with only the silver price decreasing by 3.7% during the quarter.  The increase in inventories of $13.0 million was primarily due to $11.4 million of higher inventory of purchased metals from third parties net of higher consumption of supplies primarily at our Peruvian operations.  The decrease in accounts payable and accrued liabilities was primarily due to a $44.0 million semi-annual interest payment on the SCC notes and a decrease of $63.2 million in workers participation due to the payment of the 2009 provision by our Peruvian operations.

First quarter 2009:

In the first quarter 2009, net income was $79.2 million.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $78.2 million and $18.9 million of deferred income tax provision, which increased operating cash flow and $25.1 million of unrealized gain on derivative instruments which decreased operating cash flow.

In addition an increase in working capital decreased operating cash flow by $343.0 million.  The major component of this was the decrease of $250.5 million in accounts payable and accrued liabilities primarily due to a $123.8 million decrease in workers participation (primarily due to the payment of the 2008 provision by our Peruvian operations), $99.8 million decrease in accounts payable, $20.8 million decrease in accrued interest, which includes semi-annual payments of $44.0 million and $15.2 million of lower income tax payable.  The increase in accounts receivable value was due to the higher metal prices for most of our products; the LME copper price increased 39% during the quarter and silver and zinc increased around 15% with only the molybdenum price decreasing in the period.

Net cash used for investing activities:

First quarter 2010:

Net cash used for investing activities in the first quarter of 2010 included $75.4 million for capital expenditures.  The capital expenditures included $57.2 million of investments at our Peruvian operations, $25.3 million for the Tia Maria project, $7.4 million for the Toquepala expansion project, and $24.5 million for various other replacement expenditures.  In addition, we spent $18.2 million for replacement assets at our Mexican operations, $12.2 million of which was at our Mexican open pit operations, $5.9 million at our IMMSA unit and $0.1 million at our administrative office in Mexico City.  The first quarter 2010 cash from investing activities also includes proceeds of $3.4 million from the redemption of short-term investments and $4.8 million from the sale of inactive properties of our Mexican operations.

First quarter 2009:

Net cash used for investing activities in the first quarter of 2009 was $51.2 million and included $63.5 million for capital expenditures.  The capital expenditures included $24.1 million of investments at our Peruvian operations, $9.9 million for the Tia Maria project, $0.8 million for the tailings disposal project, $0.7 million for the Cuajone expansion and $12.7 million for various other replacement expenditures.  In addition, we spent $39.4 million for replacement assets at our Mexican operation, $25.6 million of which was at our Mexican open pit operations, $4.8 million at our IMMSA Unit and $9.0 million for our administrative office in Mexico City. The first quarter 2009 cash from investing activities also includes proceeds of $12.1 million from the redemption of short-term investments.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2010 was $366.6 million, compared with $171.1 million in the first quarter of 2009.  The first quarter of 2010 includes a dividend distribution of $365.5 million, compared with a distribution of $99.6 million in the same period of 2009.  In addition, the first quarter of 2009 we purchased 4.9 million shares of our common stock at a cost of $71.6 million.  There were no purchases of common stock in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On March 4, 2010, we paid a quarterly dividend of 43 cents per share, totaling $365.5 million.  On April 22, 2010, our Board of Directors authorized a quarterly dividend of 45 cents per share to be paid on May 25, 2010 to SCC shareholders of record at the close of business on May 12, 2010.

New SCC Notes:

On April 16, 2010 we issued $1.5 billion in fixed-rate unsecured notes with an underwriting discount of $10.3 million which will be amortized using the interest method over the term of the related debt.  Net proceeds will be used for general corporate purposes, including the financing of our capital expenditure program.

The $1.5 billion fixed-rate senior unsecured notes were issued in two tranches, $400.0 million due on April 16, 2020 at an annual interest rate of 5.375% and $1.1 billion due on April 16, 2040 at an annual interest rate of 6.75%.

Interest on the notes will be paid semi-annually in arrears.  The notes will constitute our general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness.

We will capitalize the costs associated with the issuance of this facility which will be included in “Other assets” non-current in the condensed consolidated balance sheet.

Our ratio of debt to total capitalization was 24.7% at March 31, 2010 and December 31, 2009.  With the issue of these new notes this ratio will increase to approximately 41%.

Credit risk rating:

On April 1, 2010 Moody’s Investors Service upgraded to Baa2 from Baa3 the Company’s senior unsecured ratings and the rating on our Yankee bonds.  Also on April 5, 2010 Fitch and Standard & Poor’s ratings services assigned its ‘BBB’ and ‘BBB-’, respectively, as debt rating on the new notes issued.  At the same time, these credit rating agencies confirmed their long-term corporate credit rating on SCC (‘Baa2’, ‘BBB, and ‘BBB-, for Moody’s, Fitch and S&P, respectively).

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	First quarter 2010		First quarter 2009
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$499.2	2.127	$375.5	1.463
Add:
Selling, general and administrative	21.7	0.092	18.8	0.073
Treatment and refining charges	8.6	0.037	5.9	0.023
By-products revenue (1)	(385.5)	(1.642)	(171.1)	(0.667)
Net revenue on sale of metal purchased from third parties	(2.0)	(0.009)	(6.9)	(0.027)
Less:
Workers’ participation	(57.1)	(0.243)	(10.2)	(0.040)
Cost of metal purchased from third parties	(81.6)	(0.348)	(46.5)	(0.181)
Royalty charge and other, net	(55.1)	(0.235)	(17.3)	(0.067)
Inventory change	17.3	0.074	5.3	0.021
Operating cash cost	$(34.5)	(0.147)	$153.5	0.598

Less by-product revenue and net revenue on sale of metal purchased from third parties	387.5	1.651	178.0	0.694

Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$353.0	1.504	$331.5	1.292

Total pounds of copper produced (in millions)	234.7		256.7

(1)                  Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

Please see Note B to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at March 31, 2010, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.2 million annually.  Most of our debt is at fixed rates.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Peru:
Peruvian inflation rate	0.9%	0.4%
Nuevo Sol/dollar devaluation/(appreciation) rate	(1.7)%	0.6%

Mexico:
Mexican inflation rate	2.4%	1.0%
Peso / dollar devaluation/(appreciation) rate	(4.6)%	5.9%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2010 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$39.4
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(18.0)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$25.8
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(21.1)

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2010 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$5.7	$24.3	$1.3	$9.0

Provisionally priced sales:

At March 31, 2010, we have recorded provisionally priced sales of 6.1 million pounds of copper, at an average forward price of $3.53 per pound.  Also we have recorded provisionally priced sales of 9.1 million pounds of molybdenum at the March 31, 2010 market price of $17.10 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note F to our condensed consolidated financial statements.

Derivative instruments:

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices, interest rate and exchange rate risk exposures and to enhance return on assets.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposure to market risk. We did not hold any derivative contracts in the first quarter 2010.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in U.S. dollars and many of the costs are in Mexican pesos, in 2009 we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts we recorded a net loss of $2.6 million in the first quarter of 2009.  This loss was recorded as loss on derivative instruments in the condensed consolidated statements of earnings.  At March 31, 2010 we did not hold any exchange rate derivative contracts.

Short-term Investment:

Short-term investments were as follows (in millions):

	At
Investments	March 31, 2010	December 31, 2009
Short-term investments in securities issued by public companies (in millions).	$20.1	$22.9
Weighted average interest rate	0.65%	0.63%

Short-term investments consist of securities issued by public companies, which have been classified as available for sale.  Each security is independent of the others.  As of March 31, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and obtained gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended
	March 31,
	2010			2009
Interest earned	$	(*	)	$0.3
Investment redeemed		$3.3		$12.1
Gains (loss)in fair value		$0.5		$0.7

(*) Less than $0.1 million

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2010, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries as of March 31, 2010, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of earnings, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

April 29, 2010

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note M “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

The following risk factors contain information that supplement those contained in our Annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010.

General Risks Relating to Our Business

We may be adversely affected by labor disputes.

Related to the Cananea strike, on February 11, 2010 a Mexican federal court ruled in favor of us in the Cananea case.  As a consequence, all existing labor contracts were terminated.  A workers appeal was dismissed on April 21, 2010 by the Mexican Supreme Court. We expect to regain access to the installations in accordance with the law.

We are ready to resume operations at Cananea with a new labor contract, which we believe will increase productivity and competitiveness for this operation. The end of the labor struggle at Cananea could also make possible investments to expand Cananea’s production. These investments were on hold until now due to union activities.

Due to the lengthy work stoppage we have performed an impairment analysis on the assets at the Cananea mine.  We continue to provide periodic maintenance to the assets and expect to begin operations at this mine in the near future.  We have determined through our impairment analysis that no impairment exists as of March 31, 2010.  Should estimates of future copper and molybdenum prices decrease significantly, such determination could change.

Additionally, our Taxco and San Martin mines have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.

Our new mining or metal production projects may be subject to additional costs due to community actions and other factors

Our exploration, mining, milling, smelting and refining activities are subject to Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards.  As in any other country, environmental regulations in Peru and Mexico have become increasingly stringent over the last decades.  In accordance with mining regulations in the countries where we operate, we have to submit an Environmental Impact Assessment

(“EIA”) for all our new mining projects or expansions of existing mining operations and/or other production facilities.  The EIA is then discussed at various open hearings with the local communities, where they have the opportunity to voice their opinion and/or concerns.  In Peru, the Ministry of Energy and Mines (“MINEM”) requires the mining companies to respond to the concerns of the communities.  The MINEM is the entity that approves the EIA and the execution of mining projects.

Regarding the EIA for the Tia Maria project, the second public hearing, scheduled for April 19, 2010, did not take place because of social unrest in the Islay Province.  On April 27, 2010, a Peruvian Ministerial Resolution created a technical agency to analyze and respond to comments on the environmental impact of the Tia Maria project.

This technical agency is an alternative to the cancelled public hearing and will, over a period of 90 days, analyze comments on the environmental impact of the project.  At the end of the period, a final report will be issued.

This technical agency will include representatives of Peruvian national and regional authorities and representatives of the community and the Company.  SCC will participate in this process to further inform the local communities of the value of the project and the benefits that it will bring to the region and its people.

We are confident that we will continue with the Tia Maria project.  Construction will be undertaken as soon as we receive the EIA approval which is expected by the third quarter of 2010.  However, the Tia Maria project, or any other project which we may undertake in the future, may be subject to additional costs due to local community actions or other factors.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

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

4.4	Form of 6.375% Note (included in Exhibit 4.2).

4.5	Form of New 7.500% Note (included in Exhibit 4.3(a)).

4.6	Form of New 7.500% Note (included in Exhibit 4.3(b)).

4.7

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 and 6.750% Notes due 2040 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.8

First Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.9

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on

Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.11	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

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

10.4

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

15.0	Independent Accountants’ Awareness Letter (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report)

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report)

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 29, 2010

/s/ Genaro Guerrero
Genaro Guerrero
Vice President, Finance and Chief Financial Officer

April 29, 2010

SOUTHERN COPPER CORPORATION

List of Exhibits

Exhibit No.	Description of Exhibit

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

4.4	Form of 6.375% Note (included in Exhibit 4.2).

4.5	Form of New 7.500% Note (included in Exhibit 4.3(a)).

4.6	Form of New 7.500% Note (included in Exhibit 4.3(b)).

4.7

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 and 6.750% Notes due 2040 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.8

First Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.9

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on

Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.11	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

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

10.4

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

15.	Independent Accountants’ Awareness Letter (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report)

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report)

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statement of Cash Flows for the three ended March 31, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.