Form 10-Q
period 2010-06-30
SOUTHERN COPPER CORP/
filed 2010-08-03
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

As of July 30, 2010 there were outstanding 850,000,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2010 and 2009	3

	Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-49

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	50-52

Item 4.	Controls and procedures	53

	Report of Independent Registered Public Accounting Firm	54

Part II. Other Information:

Item 1.	Legal Proceedings	55

Item 1A.	Risk factors	55-56

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	58-60

	Signatures	61

	List of Exhibits	62-64

Exhibit 15	Independent Accountants’ Awareness Letter	65

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	66-67

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	68-69

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	70

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	71

Exhibit 101

Financial statements for the three and six months ended June 30, 2010 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net sales	$1,173,240	$824,509	$2,392,645	$1,446,507
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	522,298	419,476	1,021,496	794,931
Selling, general and administrative	21,964	18,101	43,682	36,893
Depreciation, amortization and depletion	78,490	78,715	159,743	156,936
Exploration	10,065	5,021	18,530	10,423
Total operating costs and expenses	632,817	521,313	1,243,451	999,183

Operating income	540,423	303,196	1,149,194	447,324

Interest expense	(45,050)	(25,310)	(68,838)	(49,276)
Capitalized interest	—	3,368	—	5,443
Gain on derivative instruments	—	6,785	—	4,181
Other income (expense)	(6,489)	(1,495)	(5,056)	1,868
Interest income	1,328	898	3,380	5,173
Income before income taxes	490,212	287,442	1,078,680	414,713

Income taxes	174,901	111,413	378,142	159,438

Net income	315,311	176,029	700,538	255,275

Less: Net income attributable to the non-controlling interest	1,924	1,061	3,907	1,615

Net income attributable to SCC	$313,387	$174,968	$696,631	$253,660

Per common share amounts:
Net income attributable to SCC - basic and diluted	$0.37	$0.21	$0.82	$0.30
Dividends paid to SCC common shareholders	$0.45	$0.04	$0.88	$0.16
Weighted average common shares outstanding - basic and diluted	850,000	850,008	850,000	851,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2010	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,144,623	$772,306
Short-term investments	50,144	22,948
Accounts receivable trade, less allowance for doubtful accounts (2010 - $4,509; 2009 - $4,614)	386,167	407,979
Accounts receivable other (including related parties 2010 - $7,577; 2009 - $4,598)	34,835	31,971
Inventories	446,670	456,122
Deferred income tax	23,080	19,672
Other current assets	36,534	67,131
Total current assets	3,122,053	1,778,129

Property, net	4,011,329	3,969,558
Leachable material, net	86,291	107,262
Intangible assets, net	113,133	113,840
Deferred income tax	52,863	52,670
Other assets	63,814	41,113
Total assets	$7,449,483	$6,062,572

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	222,809	283,344
Accrued income taxes	108,848	91,359
Due to related parties	3,157	359
Accrued workers’ participation	118,350	150,692
Accrued interest	58,978	39,795
Other accrued liabilities	27,528	26,876
Total current liabilities	549,670	602,425

Long-term debt	2,755,126	1,270,252
Deferred income taxes	126,958	143,508
Non-current taxes payable	29,954	26,201
Other liabilities and reserves	84,387	77,607
Asset retirement obligation	59,227	48,925
Total non-current liabilities	3,055,652	1,566,493

Commitments and Contingencies (Note M)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,024,291	1,013,326
Retained earnings	3,418,563	3,469,930
Accumulated other comprehensive loss	(13,061)	(13,061)
Treasury stock	(613,313)	(603,413)
Total SCC stockholders’ equity	3,825,326	3,875,628
Non-controlling interest	18,835	18,026
Total equity	3,844,161	3,893,654

Total liabilities and equity	$7,449,483	$6,062,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net income	$315,311	$176,029	$700,538	$255,275
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	78,490	78,715	159,743	156,936
Loss (gain) on currency translation effect	(758)	14,779	7,606	13,385
Provision (benefit) for deferred income taxes	(20,365)	34,463	(14,512)	53,390
Gain on sale of short-term investment	67	(1,612)	(452)	(2,319)
Unrealized gain on derivative instruments	—	(23,639)	—	(48,718)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	76,301	(92,192)	18,948	(199,528)
Inventories	22,405	(7,238)	9,452	(4,932)
Accounts payable and accrued liabilities	53,851	(100,703)	(52,755)	(351,165)
Other operating assets and liabilities	2,453	31,310	6,426	43,782
Net cash provided from (used for) operating activities	527,755	109,912	834,994	(83,894)

INVESTING ACTIVITIES
Capital expenditures	(92,925)	(142,725)	(168,288)	(206,181)
Purchase of short-term investments	(37,780)	—	(37,780)	—
Net proceeds from sale of short-term investments	7,649	18,703	11,036	30,805
Other	538	1,736	5,347	1,940
Net cash used for investing activities	(122,518)	(122,286)	(189,685)	(173,436)

FINANCING ACTIVITIES
Debt incurred	1,489,674	—	1,489,674	—
Debt repaid	(5,000)	(5,000)	(5,000)	(5,000)
Capitalized debt issuance cost	(8,155)	—	(8,155)	—
Dividends paid to common stockholders	(382,500)	(38,251)	(747,998)	(137,806)
Distributions to non-controlling interest	(1,822)	(189)	(2,971)	(189)
Repurchase of common shares	(380)	—	(380)	(71,566)
Other	292	569	367	639
Net cash provided from (used for) financing activities	1,092,109	(42,871)	725,537	(213,922)

Effect of exchange rate changes on cash and cash equivalents	(4,687)	(490)	1,471	(9,948)
Increase (decrease) in cash and cash equivalents	1,492,659	(55,735)	1,372,317	(481,200)
Cash and cash equivalents, at beginning of period	651,964	291,275	772,306	716,740
Cash and cash equivalents, at end of period	$2,144,623	$235,540	$2,144,623	$235,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.           In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2010 and the results of operations and the cash flow for the three and six months ended June 30, 2010 and 2009.  Certain prior period amounts have been reclassified to conform to the current periods presentation.  The condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been subject to a review by Galaz, Yamazaki, Ruiz Urquiza S.C., a member firm of Deloitte Touche Tohmatsu, the Company’s independent registered public accounting firm, whose report dated August 2, 2010 is presented on page 54.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2009 and notes included in the Company’s 2009 annual report on Form 10-K.

B.             Adoption of New Accounting Standards:

In the first six months of 2010 the Company adopted the following Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (“FASB”).

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

ASU No. 2010-06: In January 2010, the FASB issued the ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” an update of ASC Subtopic 820-10 “Fair Value Measurements and Disclosures - Overall.”

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

ASU 2010-02: In January 2010, the FASB issued ASU 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” an update of Subtopic 810-10 “Consolidation-Overall” to address implementation issues related to the changes in ownership provisions in Subtopic 810-10, which establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary.

This ASU provides amendments that clarify the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance that applies to the following:

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

C.             Short-term Investments:

Short-term investments were as follows:

	At
Investments	June 30, 2010	December 31, 2009
Trading securities (in millions)	$37.8	$—
Weighted average interest rate	0.23%	—

Available for sale (in millions)	12.3	22.9
Weighted average interest rate	1.25%	0.63%
Total	$50.1	$22.9

Trading securities: consist of $37.8 million Petroleos Mexicanos or Pemex bonds with original maturity on December 3, 2012, which the Company has the intention to sell in the near term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and as of June 30, 2009 includes corporate bonds and asset and mortgage backed obligations.  As of June 30, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and obtained gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2010		2009	2010	2009
Interest earned	$ (*	)	$0.2	$0.1	$0.6
Investment redeemed	7.7		18.7	11.2	30.8
Gain in fair value	(*	)	1.6	0.5	2.3

(*) Less than $0.1 million

D.            Inventories:

Inventories were as follows:

(in millions)	June 30, 2010	December 31, 2009
Metals at lower of average cost or market:
Finished goods	$48.8	$55.5
Work-in-process	159.1	150.8
Supplies at average cost	238.8	249.8
Total inventories	$446.7	$456.1

E.              Income taxes:

The income tax provision and the effective income tax rate for the first six months of 2010 and 2009 were as follows:

(in millions)	2010	2009
Income tax provision	$378.1	$159.4
Effective income tax rate	35.1%	38.4%

These provisions include income taxes for Peru, Mexico and the United States.  The decrease in the effective tax rate for the first six months of 2010 is largely due to the proportionately higher incremental U.S. income tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent in the first six months of 2009.  Because the pretax earnings in the first six months of 2009 were significantly lower than the 2010 pretax earnings, the effect of this incremental tax had a larger than normal impact on the effective rate.  For the full year 2009 the final effective tax rate was 33.5%.  This dividend distribution is taxable in the U.S. at the difference between the 35.0% U.S. statutory rate and the foreign tax credit rate of 28.0%.

As of March 27, 2009, Grupo Mexico, S.A.B. de C.V. (“Grupo Mexico”), through its wholly-owned subsidiary, Americas Mining Corporation (“AMC”), became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009 SCC no longer files a separate U.S. federal income tax return and its operating results are included in the AMC consolidated U.S. federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of ASARCO LLC (“Asarco”) and its subsidiaries.  It is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes as if it were a separate filer.

Accounting for Uncertainty in Income Taxes:

There were no material changes in the unrecognized tax benefits in the six months ended June 30, 2010.

F.              Provisionally Priced Sales:

At June 30, 2010, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2010 market price per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2010:

Copper (million lbs.)	Priced at	Month of Settlement
2.2	$2.95	July 2010

Molybdenum (million lbs.)	Priced at	Month of Settlement
3.6	$14.75	July 2010
3.5	14.75	August 2010
2.8	14.75	September 2010
0.6	14.75	October 2010
10.5	$14.75

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

G.             Derivative Instruments

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices and interest rate and exchange rate risk exposures.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.  The Company did not hold any derivative contracts in the first six months of 2010.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in U.S. dollars and many of its costs are in Mexican pesos, in 2009, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts, the Company recorded gains of $6.8 million and $4.2 million in the second quarter and in the first six months of 2009, respectively.  These gains were recorded as gain on derivative instruments in the condensed consolidated statements of earnings.  During the first six months of 2010 and at June 30, 2010 the Company did not hold any exchange rate derivative contracts.

H.            Asset Retirement Obligation:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law, the Company’s closure plans have been approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  The closure cost recognized for this liability consists of the cost as outlined in its closure plans, which includes the dismantling of the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

The following table summarizes the asset retirement obligation activity for the first six months ended June 30, 2010 and 2009 (in millions):

	2010	2009
Balance as of January 1	$48.9	$18.0
Changes in estimates	7.9	—
Additions	—	—
Accretion expense	2.4	0.2
Balance as of June 30,	$59.2	$18.2

I.                 Related Party Transactions:

Receivable and payable balances with related party companies are shown below (in millions):

	As of
	June 30, 2010	December 31, 2009
Accounts receivable:
Grupo Mexico, S.A.B de C.V. and affiliates	$0.8	$1.5
Ferrocarril Mexicano, S.A. de C.V.	—	1.4
Asarco LLC	5.1	—
Breaker, S.A. de C.V	—	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.7	1.6
	$7.6	$4.6
Accounts payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$2.9	$—
Higher Technology S.A.C.	—	0.4
Ferrocarril Mexicano S.A. de C.V.	0.2	—
	$3.1	$0.4

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

The following table summarizes the purchase activity with related parties in the six months ended June 30, 2010 and 2009 (in millions):

	As of June 30,
	2010	2009
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$6.9	$3.4
Ferrocarril Mexicano, S.A de C.V.	1.6	1.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	8.8	8.3

Other Larrea family companies:
Mexico Compañia de Productos Automotrices, S.A. de C.V.	1.1	0.1
Mexico Transportes Aereos, S.A. de C.V.	1.0	0.9

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	1.5	2.1
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.2
Sempertrans France Belting Technology	0.4	0.4
PIGOBA, S.A. de C.V.	0.1	0.1
Breaker, S.A. de C.V.	0.3	0.8
Consorcio Tricobre	1.4	—
Total purchased	$23.3	$18.2

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico Servicios, S.A de C.V., a subsidiary of Grupo Mexico, for these services.  The Company expects to continue to pay for these services in the future. In addition, in the second quarter of 2010 the Company made a donation of $0.9 million to Fundacion Grupo Mexico, an organization dedicated to promoting social and economic development of the communities close to our Mexican operations.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V and for construction services provided by Mexico Constructora Industrial, S.A. de C.V. and its affiliates; both companies are subsidiaries of Grupo Mexico.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre, a Peruvian company in which Servicios de Ingenieria Consultec, S.A. de C. V., an indirect subsidiary of Grupo Mexico, has a 42.7% participation.

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

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  These loans require semi-annual repayments.  Conditions and balance as of June 30, 2010 are as follows:

	Loan 1	Loan 2	Total
Loans (in millions)	$2.3	$8.5	$10.8
Maturity	August 2010	August 2013
Interest rate	Libor+ 0.65%	Libor+ 0.15%
Remaining balance at June 30, 2010 (in millions)	$0.3	$4.5	$4.8

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

In the second quarter of 2010 the Company recovered from Asarco, a subsidiary of Grupo Mexico, $7.7 million related to a previously written-off net accounts receivable position. This recovery was recorded in the condensed consolidated statement of earnings as follows: $5.0 million in cost of sales, $1.6 million in other income and $1.1 million as interest income.  Also, in the same period the Company sold $5.1 million of copper anodes and sulfuric acid to Asarco.

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

J.                Financing:

New SCC Notes:

On April 16, 2010 the Company issued $1.5 billion in fixed-rate unsecured notes with a discount of $10.3 million, which is being amortized over the term of the related debt.  Net proceeds will be used for general corporate purposes, including the financing of the Company’s capital expenditure program.

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

Also, related to these notes the Company has deferred $8.2 million of costs associated with the issuance of this facility, which is included in “Other assets” non-current in the condensed consolidated balance sheet and is being amortized as interest expense over the life of the loans.

In connection with the transaction, on April 16, 2010 the Company entered into a base indenture with Wells Fargo Bank, National Association, as trustee, as well as a first supplemental indenture and a second supplemental indenture which provide for the issuance, and set forth the terms of, the two tranches of notes described above.  The indentures contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets.  If we experience a Change of Control Triggering Event (as defined in the indentures governing the notes), we must offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.  A Change of Control Trigger Event includes a Rating Decline.  Rating Decline means if on, or within 90 days after, the earlier of the date of public notice of the occurrence of a Change of Control or of the intention of the Company to effect a Change of Control (which period shall be extended so long as the rating of the notes is under publicly announced consideration for possible downgrade by any of the rating agencies), the rating of the notes of the applicable series by at least one of the rating agencies shall be decreased by one or more gradations (including gradations within categories as well as between rating categories).

The Company may issue additional debt from time to time pursuant to the base indenture.

Changes in Credit Risk Rating:

In connection with the issuance of the new notes, on April 1, 2010 Moody’s investor service upgraded to Baa2 from Baa3 the Company’s senior unsecured ratings and the rating on our Yankee bonds.  Also on April 5, 2010 Fitch and Standard & Poor’s (“S&P”) ratings services assigned ratings of ‘BBB’ and ‘BBB-’, respectively, to the new notes issued.  At the same time, these credit rating agencies confirmed their long-term corporate credit rating on SCC (‘Baa2’, ‘BBB and ‘BBB- for Moody’s, Fitch and S&P, respectively).

K.           Benefit Plans:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the six months ended June 30, 2010 and 2009 are as follows (in millions):

	2010	2009
Interest cost	$0.3	$0.4
Expected return on plan assets	(0.3)	(0.3)
Amortization of net loss (gain)	*	*
Net periodic benefit costs	$—	$0.1

(*) amount is lower than $0.1 million

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the six months ended June 30, 2010 and 2009 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the six months ended June 30, 2010 and 2009 are as follows (in millions):

	2010	2009
Interest cost	$0.8	$0.8
Service cost	1.0	1.0
Expected return on plan assets	(1.4)	(1.2)
Amortization of transition assets, net	(* )	(*	)
Amortization of net actuarial loss	(0.5)	(0.2)
Amortization of prior services cost	0.1	(*	)
Net periodic benefit cost	$—	$0.4

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic cost for the six months ended June 30, 2010 and 2009 are as follows (in millions):

	2010		2009

Interest cost	$2.1		$1.9
Service cost	0.2		0.2
Amortization of net loss (gain)	(*	)	0.7
Amortization of transition obligation	(0.7)		0.3
Net periodic benefit cost	$1.6		$3.1

(*) amount is lower than $0.1 million

L.             Comprehensive Income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$315.3	$176.0	$700.5	$255.3
Other comprehensive income (loss) net of tax:
Decrease in liability for employee benefit obligation	—	(1.2)	—	—
Comprehensive income	315.3	174.8	700.5	255.3
Comprehensive income attributable to the non-controlling interest	1.9	1.1	3.9	1.6
Comprehensive income attributable to SCC	$313.4	$173.7	$696.6	$253.7

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

Environmental capital expenditures in the six months ended June 30, 2010 and 2009 were as follows (in millions):

	2010	2009
Peruvian operations	$2.4	$0.6
Mexican operations	5.5	14.8
	$7.9	$15.4

Peruvian operations

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through MINEM conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

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

On March 16, 2010, the Company announced to the Mexican Federal Environmental authorities the closure of the copper smelter plant at San Luis Potosi. While there is a general obligation to clean-up the site, we are currently unable to reasonably estimate the cost of such remediation.

Litigation matters:

Peruvian operations

Garcia Ataucuri and Others against SCC’s Peruvian Branch (“SCC’s Peruvian Branch”, “Branch,” or “Peruvian Branch”):

In April 1996, the Branch was served with a complaint filed in Peru by approximately 800 former employees seeking the delivery of a substantial number of its “labor shares” (acciones laborales) plus dividends on such shares, to be issued in a proportional way to each former employee in accordance with their time of employment with SCC’s Peruvian Branch.

The labor share litigation is based on claims of former employees for ownership of labor shares issued during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises.  This participation was distributed 40% in cash and 60% in an equity interest of the enterprise.  In 1978 the equity portion, which was originally delivered to the mining industry organization, was set at 5.5% of pre-tax profits and was delivered in the form of “labor shares” to individual workers.  The cash portion was set at 4.0% of pre-tax earnings and continued to be delivered to individual employees.  In 1992 the workers’ participation was set at 8%, with 100% payable in cash and the equity participation was eliminated from the law.

In 1995, the labor shares were exchanged for common stock of the Company and approximately 80.8% of the issued labor shares were exchanged.  The remaining net 0.71% is included on the consolidated balance sheet under the caption “Non-controlling interest.”

In relation to the issuance of “labor shares” by the Branch in Peru, the Branch is a defendant in the following lawsuits:

1)             The Garcia Ataucuri litigation seeks the delivery of 38,763,806.80 “labor shares” (acciones laborales), now “investment shares” (acciones de inversion) (or nuevos soles (“S/.”) 3,876,380,679.56), plus dividends on such shares.  After lengthy proceedings before the civil courts in Peru on September 19, 2001, on appeal from the Branch, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.

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

On June 9, 2009 SCC’s Peruvian Branch filed an extraordinary appeal before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and other protective measures.  The civil court has now rendered a favorable decision suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons.  In view of this, and the recent civil court decision, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)             The May 10, 2006 Cornejo Flores and others vs. SCC’s Peruvian Branch litigation, seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares,” and dividends.  On May 23, 2006, the Branch answered this new complaint denying the validity of the claim.  As of June 30, 2010 the case remains open with no new developments.

3)             The June 27, 2008 Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of June 30, 2010 the case remains open with no new developments.

4)             The January 2009 Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of June 30, 2010 the case remains open with no new developments.

5)             The June 2010 Macedo Condori vs. SCC’s Peruvian Branch litigation seeks the delivery of 8,012 labor shares plus dividends in the amount of S/.496,744 (as of May 2010)and interest.  The Branch answered this new complaint, denying the validity of the claim.  As of June 30, 2010 the case remains open with no new developments.

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

Exploraciones de Concesiones Metalicas S.A.C.:

In August 2009 a lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”).  The plaintiffs allege that the acquisition of their shares in Excomet by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.

The Company asserts that the lawsuit is without merit and is vigorously defending against this lawsuit.

Mexican operations

Ejido Pilares de Nacozari:

In 2008, the Ejidal Commissariat of the “Ejido Pilares de Nacozari”, initiated a protective action (Amparo) against the second expropriation decree (by means of which 2,322 hectares were expropriated for public use), ignoring the judicial settlement reached with the Company on this matter.  The judicial settlement was ratified in January 2006.    On May 7, 2010, on appeal by the Company, this new Ejido case was dismissed by a federal tribunal.  This ruling fully terminates this litigation.

Pasta de Conchos Accident:

On February 19, 2010 three widows of miners, who perished in the 2006 Pasta the Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against defendants Grupo México, Americas Mining Corporation and Southern Copper Corporation. Plaintiffs allege that defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On June 25, 2010 the Company filed a motion to dismiss the plaintiffs’ complaint.  This motion is pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 60.4% of the Company’s Peruvian labor force was unionized at June 30, 2010, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.  The collective bargaining agreements for these unions expired in February 2010.  The Company is in negotiations with these unions to establish new agreements.  Additionally, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for this group are in force through November 2012.

During 2009 there were no strikes at the Company’s Peruvian operations.  In 2008, strikes in support of a mining federation strike occurred at the Company’s operating areas, during which operations were near to normal.

Mexican operations

Approximately 75% of the Mexican labor force was unionized at June 30, 2010, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

On March 20, 2009 the Company notified the Mexican federal labor court of the termination of all the individual labor contracts of the Cananea workers, including the collective bargaining agreement with the union.  This decision was based upon a finding by the Mexican mining authorities that confirmed that the Cananea mine was in a force majeure situation since it was unable to operate due to severe damages caused by striking workers.  On April 14, 2009, the Mexican federal labor court issued a resolution approving the termination of Cananea’s labor relationships with individual and unionized employees, as well as the termination of its collective bargaining agreement with its employees and with the National Mining and Metal Workers Union.  This ruling was challenged before federal tribunals.  Most of the individual challenges by unionized workers have been resolved by a federal judge who dismissed their complaints.

On February 11, 2010, a Mexican federal district court confirmed that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of labor stoppages and strikes in July 2007 resulted in force majeure providing legal basis for the termination of individual and unionized employees by the Company’s subsidiary, Mexicana de Cananea, S.A. de C.V.  A workers’ appeal was dismissed on April 21, 2010 by the Mexican Supreme Court.  Local and federal authorities in Mexico regained access to, and control of, the Cananea mine.  On June 6, 2010 the Company commenced the necessary evaluations to assess the magnitude of the significant damages to the plant, machinery and equipment caused by the strike that commenced in July 2007.  The Company has already started the rehabilitation and reconstruction of the Cananea mine, with a team of approximately 3,000 individuals, composed of Company workers and contractors personnel.  The estimated cost of repairing the damages to the property is $114 million. Losses arising from damages to the fixed assets, net of estimated insurance recoveries, are not material.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009 a federal tribunal confirmed the legality of the San Martin strike.  In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement). We expect that the federal labor court will issue a ruling on this case in the near future.

In 2009, more than 40% of the workers of the San Martin mine and 50% of the workers of the Taxco mine voluntarily requested severance payments and terminated their labor relationship with the Company.

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

The Company made provisions for this contribution in the first six months of 2010 and 2009, as follows (in millions):

	2010	2009
Regional development contribution	$5.8	$2.1

These provisions are included in “Other income (expense)” in the condensed consolidated statement of earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced at the Toquepala and Cuajone mines.  The Company made provisions for this charge in the first six months of 2010 and 2009, as follows (in millions):

	2010	2009
Royalty charge	$27.6	$13.6

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2010
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$338.9	$85.9	$738.2	$10.2	$1,173.2
Intersegment sales	7.9	35.8	—	(43.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	177.2	78.8	303.0	(36.7)	522.3
Selling, general and administrative	7.8	3.4	9.4	1.4	22.0
Depreciation, amortization and depletion	39.4	5.4	32.6	1.1	78.5
Exploration	1.1	3.5	5.4	—	10.0
Operating income	$121.3	$30.6	$387.8	$0.7	540.4
Less:
Interest, net					(43.7)
Other income (expense)					(6.5)
Income taxes					(174.9)
Non-controlling interest					(1.9)
Net income attributable to SCC					$313.4

Capital expenditure	$10.7	$4.3	$77.3	$0.7	$93.0
Property, net	$1,567.4	$274.5	$2,108.2	$61.2	$4,011.3
Total assets	$2,295.8	$626.6	$2,912.3	$1,614.8	$7,449.5

	Three Months Ended June 30, 2009
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$249.0	$87.4	$475.3	$12.8	$824.5
Intersegment sales	13.4	33.5	—	(46.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	153.6	77.0	217.3	(28.4)	419.5
Selling, general and administrative	6.6	2.9	7.5	1.1	18.1
Depreciation, amortization and depletion	41.8	5.8	30.9	0.2	78.7
Exploration	0.1	1.1	3.8	—	5.0
Operating income	$60.3	$34.1	$215.8	$(7.0)	303.2
Less:
Interest, net					(21.0)
Loss on derivative instruments					6.8
Other income (expense)					(1.5)
Income taxes					(111.4)
Non-controlling interest					(1.1)
Net income attributable to SCC					$175.0

Capital expenditure	$16.5	$9.8	$114.1	$2.2	$142.6
Property, net	$1,636.8	$275.0	$1,922.9	$41.6	$3,876.3
Total assets	$2,662.0	$634.9	$2,457.3	$(312.4)	$5,441.8

	Six Months Ended June 30, 2010
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$717.3	$177.1	$1,460.0	$38.2	$2,392.6
Intersegment sales	29.1	87.5	—	(116.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	343.3	170.1	586.4	(78.3)	1,021.5
Selling, general and administrative	15.2	6.6	19.9	2.0	43.7
Depreciation, amortization and depletion	81.0	11.3	65.5	1.9	159.7
Exploration	2.3	7.1	9.1	—	18.5
Operating income	$304.6	$69.5	$779.1	$(4.0)	1,149.2
Less:
Interest, net					(65.5)
Other income (expense)					(5.1)
Income taxes					(378.1)
Non-controlling interest					(3.9)
Net income attributable to SCC					$696.6

Capital expenditure	$22.9	$10.2	$134.5	$0.7	$168.3
Property, net	$1,567.4	$274.5	$2,108.2	$61.2	$4,011.3
Total assets	$2,295.8	$626.6	$2,912.3	$1,614.8	$7,449.5

	Six Months Ended June 30, 2009
	(in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$421.3	$177.7	$822.1	$25.4	$1,446.5
Intersegment sales	14.2	60.7	—	(74.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	252.2	176.4	416.4	(50.0)	795.0
Selling, general and administrative	14.1	6.2	14.4	2.2	36.9
Depreciation, amortization and depletion	83.1	11.9	61.1	0.8	156.9
Exploration	0.8	2.3	7.3	—	10.4
Operating income	$85.3	$41.6	$322.9	$(2.5)	447.3
Less:
Interest, net					(38.7)
Gain on derivative instruments					4.2
Other income (expense)					1.9
Income taxes					(159.4)
Non-controlling interest					(1.6)
Net income attributable to SCC					$253.7

Capital expenditure	$42.1	$14.6	$138.2	$11.3	$206.2
Property, net	$1,636.8	$275.0	$1,922.9	$41.6	$3,876.3
Total assets	$2,662.0	$634.9	$2,457.3	$(312.4)	$5,441.8

O.            Impact of New Accounting Standards:

Please see impact of the adoption of new accounting standards on note B “Adoption of New Accounting Standards”

P.              Stockholders’ Equity:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2010 and 2009 is as follows (in millions):

	2010	2009
Southern Copper common shares
Balance as of January 1,	$460.7	$388.9
Purchase of shares	0.4	71.6
Used for corporate purposes	(0.2)	(0.1)
Balance as of June 30,	460.9	460.4

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	142.7	125.5
Other activity, including dividend, interest and currency translation effect	9.7	11.2
Balance as of June 30,	152.4	136.7

Treasury stock balance as of June 30,	$613.3	$597.1

The following table summarizes share distributions in the first six months of 2010 and 2009:

	2010	2009
Southern Copper common shares
Directors’ Stock Award Plan	13,200	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	11.0	11.8

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

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Nr. of Shares that may yet be Purchased Under the	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	Plan @ $26.54	million)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.6

2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9

2010:
05/05/10	05/05/10	13,200	28.75	33,435,350	1,622,509	0.4

Total purchased		33,435,350	$13.67			$456.9

As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership remains at 80% at June 30, 2010.

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

The activity of the plan in the six-month period ended June 30, 2010 and 2009 is as follows:

	2010	2009

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(241,200)	(229,200)
Granted in the period	(13,200)	(12,000)
Total shares granted at June 30,	(254,400)	(241,200)

Remaining shares reserved	345,600	358,800

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

For the six months ended June 30, 2010 and 2009, the stock based compensation expense under this plan was as follows (in millions)

	2010	2009

Stock based compensation expense	$1.1	$1.1
Unrecognized compensation expense	$9.5	$11.7

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year period.

The following table presents the stock award activity for the six months ended June 30, 2010 and 2009:

	2010		2009
	Shares	Unit Value	Shares	Unit Value
Outstanding shares at January 1,	11,556,625	$1.16	14,577,011	$1.16
Granted	—		—
Exercised	—		(2,605,575)	1.16
Received as dividend	—		—
Forfeited	(558,297)	1.16	(127,719)	1.16
Outstanding shares at June 30,	10,998,328	$1.16	11,843,717	$1.16

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

For the six months ended June 30, 2010 and 2009, the stock based compensation expense under this plan was as follows (in millions)

	2010	2009

Stock based compensation expense	$0.2	$0.1
Unrecognized compensation expense at June 30,	$1.7	$1.9

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year period.

The following table presents the stock award activity for the six months ended June 30, 2010 and 2009:

	2010		2009
	Shares	Unit Value	Shares	Unit Value
Outstanding shares at January 1,	697,500	$0.77	697,500	$0.77
Granted	—		—
Exercised	—		—
Forfeited	—		—
Outstanding shares at June 30,	697,500	$0.77	697,500	$0.77

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs that are observable, either directly or indirectly, but do not qualify as Level 1 inputs. (i.e., quoted prices for similar assets or liabilities).

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 (in millions):

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$2,765.1	$2,903.8	$1,280.3	$1,292.3

Fair value for long term debt is based on quoted market prices classified as Level 1 in the fair value hierarchy. The Mitsui loan is based on the present value of the cash flow discounted at 11.3%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2010 and December 31, 2009:

	Fair Value at Measurement Date Using:				Fair Value at Measurement Date Using:
Description	Fair Value as of June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
Trading securities	$37.8	$37.8
Available for sale debt securities:
Foreign bonds					$1.9		1.9
Corporate bonds	0.5		$0.3	$0.2	4.8		3.1	1.7
Asset backed obligations	2.7		2.7	—	6.6		6.6
Mortgage backed securities	9.1		9.1		9.6		8.2	1.4

Derivatives:
Provisionally priced sales:
Copper	1.2	1.2			4.1	4.1
Molybdenum	19.0	19.0			(16.2)	(16.2)
Total	$70.3	$58.0	$12.1	$0.2	$10.8	(12.1)	$19.8	$3.1

The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation. Investments classified within Level 3 include corporate bonds, asset backed obligations, and mortgage-backed securities. These investments are valued by the fund’s management advisor taking into consideration different factors and methodologies considered appropriate in the circumstance. Factors can include the following or a combination of the following, observed transactions, broker quotes, cash flow analysis, vendor prices and other factors as appropriate.

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

The Company’s accounts receivables associated with provisionally priced copper sales of copper are valued using quoted market prices based on the forward price on the London Metal Exchange (LME) or on the Commodities Exchange (COMEX) in New York. Such value is classified within Level 1 of the fair value hierarchy. Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

The Company invested $37.8 million in Petroleos Mexicanos or PEMEX bonds, which it intends to sell in the near future and which are recorded at the market quotation at the end of the period. Such value is classified within Level 1 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the first six months of 2010 and 2009.

	6 months ended June 30, 2010			6 months ended June 30, 2009
	Available for sale debt securities:			Available for sale debt securities:
	Corporate bonds	Mortgage backed securities	Total	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total

Balance as of January 1,	$1.7	$1.4	$3.1	$6.9	$0.8	$3.3	$11.0
Unrealized gain (loss)	—		—	(0.3)	(0.3)		(0.6)
Purchases, sales, issuance and settlements (net)	(1.2)		(1.2)	(4.6)	(0.5)	(0.5)	(5.6)
Transfers in/out of Level 3	(0.3)	(1.4)	(1.7)	(0.2)	—	0.2	—
Balance as of June 30,	$0.2	$—	$0.2	$1.8	$—	$3.0	$4.8

The unrealized gains (losses) were included in other income in the condensed consolidated statement of earnings for the first six months ended June 30, 2010 and 2009.

R.             Subsequent events:

Dividends:

On July 22, 2010, the Board of Directors authorized a quarterly dividend of 37 cents per share payable on August 25, 2010 to SCC shareholders of record at the close of business on August 12, 2010.

Capital investment program:

On July 22, 2010, the Board of Directors approved a 5 year $3.8 billion capital investment program in the state of Sonora, Mexico, to expand production and improve cost competitiveness. This investment plan includes $2.1 billion to expand Cananea’s annual production from 180,000 tons to 450,000 tons of copper, an increase of 150%. The increase of 270,000 tons of copper is the result of a new concentrator with an estimated annual production of 188,000 tons of copper, and a third SX-EW plant with a Quebalix circuit with a copper capacity of 82,000 tons per year. The plan also includes a molybdenum plant with an estimated annual capacity of 2,000 tons. The investment plan also includes a copper smelter and refinery with production capacity of 350,000 tons and 330,000 tons, respectively, and a 250 megawatt power plant. In addition, the program includes the development of the Pilares mine site, which will feed its production, estimated at 40,000 tons of copper annually, to the La Caridad concentrator for processing.

AMC’s business combination proposal:

On July 22, 2010, the Company received a non-binding proposal from its parent company AMC offering to effect an all-stock business combination of SCC and AMC, the parent company of Asarco, in which all public stockholders of SCC would receive common shares of AMC in exchange for their shares of SCC. Under the proposal presented by AMC, the stock of AMC would be registered and listed on both the New York Stock Exchange and the Lima Stock Exchange.

The Board of Directors of SCC is in the process of appointing a special committee of independent directors to evaluate the merits of this proposal and intends to announce the formation and makeup of this committee in the near term. This special committee when formed will be granted the authority to retain advisors, including legal and financial advisors.

If the proposed transaction is consummated, SCC’s public stockholders would have an indirect ownership interest in both SCC and Asarco through their ownership of AMC shares. On July 23, 2010, the Company filed a current report on Form 8-K describing the AMC proposal and enclosing a copy of the proposal, which report is incorporated herein by reference.

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

EXECUTIVE OVERVIEW

Business:

We are one of the largest integrated copper producers in the world and we believe we currently have the largest copper reserves of the industry.  We are a NYSE and Lima Stock Exchange listed company that is 80% owned by Grupo Mexico, a Mexican company listed on the Mexican stock exchange.  The remaining 20% ownership interest is held by the international investment community.  We operate mining units and metallurgical facilities in Mexico and Peru and conduct exploration activities in Mexico, Peru and Chile.

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

Outlook:

•          Average copper prices were over of $3.00 per pound in the second quarter of 2010 and were about 50% higher than copper prices in the second quarter of 2009. Average molybdenum, silver and zinc prices in the second quarter of 2010 increased 77%, 33% and 37%, respectively, over average prices in the second quarter of 2009.

•          On June 6, 2010 we recovered the control of the Cananea mine. Our goal is to reach normal capacity by February of 2011.  The estimated cost of repairing the damages to the property will be $114 million. Losses arising from damages to the fixed assets, net of estimated insurance recoveries, are not material. Cananea has a production capacity of 180,000 tons.

•          We have a capital investment program of $2.8 billion for the three years (2010-2012), which is expected to increase annual copper and molybdenum production by approximately 754 million pounds and 15 million pounds, respectively.

•          We have a new five-year capital investment program of $3.8 billion in the State of Sonora, Mexico to expand our annual production and to improve cost competitiveness. This program includes $2.1 billion to expand Cananea’s annual production from 180,000 tons to 450,000 tons of copper, an increase of 150%. The plan also includes a molybdenum plant with an annual capacity of 2,000 tons. In addition, the plan includes a new copper smelter and refinery, a power plant and the development of the Pilares mine site.

•          The technical commission appointed to evaluate the Environmental Impact Assessment or “EIA” of the Tia Maria project is scheduled to initiate its work.  We expect to receive the approval to begin the construction of the project during the fourth quarter of 2010.  When completed the Tia Maria mining unit will produce 120,000 tons of copper through its SX/EW process.

Earnings: Net earnings in the second quarter and first six months of 2010 were 79.1% and 174.6% higher than the comparable periods of 2009 principally as result of higher average copper prices and the prices for our major by-products in 2010 than in the 2009 periods.

Once more we are experiencing a turbulent market due to concerns about the recovery of the U.S. economy, the European debt position and possible weakening of Chinese growth.  However, we believe this to be a short-term situation. We see positive signs for the copper and molybdenum markets if the recovery of U.S. industrial production and the consistent decline in LME warehouse inventories from their February peak continue. We believe we are moving forward to a copper market deficit in 2011 due to possible production underperformance and ore grade reductions from several operations.  We also think that Southern Copper, with its aggressive growth plan, is in a strong position to take advantage of the positive perspective in the copper and molybdenum markets.

The table below highlights key financial and operational data for our Company for the three and six months ended June 30, 2010 and 2009:

	3 months ended June 30,			6 months ended June 30,
	2010	2009	Variance	2010	2009	Variance
Net sales (in millions)	$1,173	$825	$348	$2,393	$1,447	$946
Net income attributable to SCC (in millions)	$313	$175	$138	$697	$254	$443
Earnings per share	$0.37	$0.21	$0.16	$0.82	$0.30	$0.52
Dividends per share	$0.45	$0.04	$0.41	$0.88	$0.16	$0.72
Average LME copper price	$3.19	$2.12	$1.07	$3.23	$1.84	$1.39
Pounds of copper sold (in millions)	256	271	(15)	513	536	(23)

Production: Second quarter 2010 mined production of our major products was lower compared with the second quarter of 2009, except for molybdenum which increased 25.5%, principally due to higher ore grades and recoveries at our open pit mines.  However, copper mined production increased 3.9% over the first quarter 2010.

The table below highlights key mine production data for our Company for the three months ended June 30, 2010 and 2009:

(in million pounds except	Three months ended June 30,			Six months ended June 30,
silver, in million ounces)	2010	2009	Variance	2010	2009	Variance

Copper mined	250.3	263.0	(12.7)	491.1	527.0	(35.9)
Molybdenum mined	12.1	9.7	2.4	22.6	18.6	4.0
Zinc mined	56.0	60.9	(4.9)	115.2	120.6	(5.4)
Silver mined	3.1	3.3	(0.2)	6.3	6.5	(0.2)

Cananea mine: After almost three years of stoppage, finally on June 6, 2010, we regained control of the Cananea mine. There is a team of 3,000 individuals, composed of Company workers and contractors personnel, who are working at the mine to repair the facilities. The estimated cost of repairing the damages to the property is $114 million. Losses arising from damages to the fixed assets, net of estimated insurance recoveries, are not material. Our goal is to reach full capacity by February 2011.

We are fully committed to restore Cananea’s production and to initiate our expansion programs that had been delayed due to the labor disputes.  These programs will generate 6,000 jobs during the expansion and operation of this mining unit and will create significant economic spill-over to benefit the region and the state of Sonora. When the investment program is completed Cananea will be one of the largest copper mines in the world, with 450,000 tons of annual copper production.

Tantahuatay: This gold project, in which we have a 44.25% participation with Compania de Minas Buenaventura, will start operations in the second half of 2011 and is expected to produce between 80,000 and 100,000 ounces of gold per year and about 426,000 ounces of silver per year for 5 years. This project will require a total investment of $110 million, of which $38 million has been already invested. Construction began in the second quarter 2010.

AMC’s business combination proposal:  On July 22, 2010, we received a non-binding proposal from our parent company AMC offering to effect an all-stock business combination of both, in which all public stockholders of SCC would receive common shares of AMC in exchange for their shares of SCC. Under the proposal presented by AMC, the stock of AMC would be registered and listed on both the New York Stock Exchange and the Lima Stock Exchange.

Our Board of Directors is in the process of appointing a special committee of independent directors to evaluate the merits of this proposal and intends to announce the formation and makeup of this committee in the near term.  This special committee when formed will be granted the authority to retain advisors, including legal and financial advisors.

If the proposed transaction is consummated, our public stockholders would have an indirect ownership interest in both SCC and Asarco through their ownership of AMC shares.  On July 23, 2010, we filed a current report on Form 8-K describing the AMC proposal and enclosing a copy of the proposal, which report is incorporated herein by reference.

KEY MATTERS:

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues, and (v) capital expansion and exploration program.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” below.  From time to time we purchase copper concentrates on the open market in order to maximize the use of our smelter capacity or to take advantage of an attractive market situation.  We view these purchases on an incremental basis and measure the results incrementally.  We find that the inclusion of these purchases with our own production often creates a distortion in our unit cost.  Accordingly we only include the net revenue or loss from the transaction in the calculation.  We believe this will allow others to see a truer presentation of our cash cost.  Amounts for prior periods have been restated to show this change.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Positive (negative)	Six Months Ended June 30,		Positive (negative)
(dollars per pound)	2010	2009	Variance	2010	2009	Variance
Operating cash cost per pound of copper produced	$0.265	$0.396	$0.131	$0.064	$0.497	$0.433
Less: by-products revenue and net revenue on sale of metal purchased from third parties	$(1.300)	$(0.955)	$0.345	$(1.471)	$(0.825)	$0.646
Operating cash cost per pound of copper produced without by-products revenue and net revenue on sale of metal purchased from third parties	$1.565	$1.351	$(0.214)	$1.535	$1.322	$(0.213)

As seen in the table above, our per pound cash cost for the three and six months ended June 30, 2010 when calculated with by-products revenue are costs of 26.5 and 6.4 cents per pound, respectively, compared with costs of 39.6 and 49.7 cents per pound in the comparable periods of 2009.  The decrease of 13.1 and 43.3 cents per pound were primarily due to higher by-products credit in the 2010 periods as a result of higher sales prices and higher molybdenum sales volume.  Increases of 77% and 79% in average molybdenum prices caused a higher credit of approximately 32.7 and 25.9 cents per pound in the three and six months ended June 30, 2010.  In addition, increases in 2010 in prices for zinc and silver contributed to the improvement.

Our cash cost, excluding by-product revenues, was higher by about 21 cents per pound in both periods of 2010 than in the 2009 periods due to higher power, fuel and material repair costs and to lower copper production in the 2010 periods. (See caption “Production” below).

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2010 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$5.8	$25.7	$1.3	$8.7

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

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Peru:
Peruvian inflation rate	0.5%	(0.4)%	1.4%	0.0%
Nuevo sol/dollar devaluation / (appreciation) rate	(0.5)%	(4.8)%	(2.2)%	(4.2)%

Mexico:
Mexican inflation rate	(1.0)%	0.2%	1.4%	1.3%
Peso/dollar devaluation / (appreciation) rate	1.6%	(7.9)%	(3.1)%	(2.5)%

Capital Expansion and Exploration Programs

We made capital expenditures of $92.9 million and $168.3 million for the three and six months ended June 30, 2010, compared with $142.7 million and $ 206.2 million in the comparable periods of 2009, respectively.  In general, the capital expenditures and projects described below are intended to increase production and to improve cost competitiveness.

Set forth below are descriptions of some of our current expected capital expenditures.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Peruvian Operations:

The following chart provides the breakdown of the main expansion investments in Peru:

	Projects in	Production capacity (thousand tons)			Investment
Location	Peru	Current	Additional	New	($ in millions)
Toquepala:	Mine and Concentrator:
	- Copper	165	100	265
	- Molybdenum	4.2	3.1	7.3	$600
Cuajone:	Mine and Concentrator:
	- Copper	190	72	262
	- Molybdenum	5.3	0.5	5.8	300
Tia Maria:
	SX EW Copper	—	120	120	934
Total Peruvian Operations:
	- Copper	355	292	647
	- Molybdenum	9.5	3.6	13.1	$1,834

Toquepala concentrator expansion:  Through June 30, 2010, we have expended $100 million on the Toquepala concentrator expansion.  Detailed engineering is in progress. The use of high pressure grinding rolls (HPGR) at the tertiary crushing stage was approved.  We are also evaluating wet screening instead of dry screening.  The EIA for this project is in its final stage and it will be presented to the government at the end of August.  An explanation of the project was recently presented to the local community.

Ilo Smelter Modernization:  In May 2010, the Ilo smelter marine trestle, with a total cost of $25.3 million, started operation.  We now offload directly to offshore ships the sulfuric acid produced at the Ilo smelter, avoiding cargo hauling it through the city of Ilo.  The 500 meter long marine trestle is the last part of the Ilo smelter modernization project. The marine trestle project created 170 jobs during its construction.  After the first ship using the new facility was loaded on May 2, all overseas shipments of sulfuric acid are being made using the marine trestle.

Tailings disposal at Quebrada Honda: The first stage of this project is almost completed.  Construction of the drainage system for the lateral dam started in June.

This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills.  The project has a total cost of $66 million and will extend the expected life of this tailings facility by 35 years.

Tia Maria project:  The Tia Maria Project is underway, a technical group comprised of the Peruvian government, the Company and local communities was partially formed and is scheduled to initiate the review of the EIA. The group will resolve which of the three alternatives for water supply is the more feasible. We have offered to build a dam with an increased capacity of approximately forty million cubic meters of water that currently drains to the Pacific Ocean. We would only use seven million cubic meters per year of this water, the remaining additional thirty-three million cubic meters would be available for the benefit of the Tambo valley agriculture communities and the Islay population.  The second alternative for water supply is the extraction of underground water through wells, and the third alternative is the desalinization of seawater. With the latter two alternatives, the local communities will be deprived of the benefit of the additional thirty-three million cubic meters of water if the dam is not built. We expect to receive the approval to begin construction of the project during the fourth quarter of 2010.  In the meantime, we continue with the development of the detailed engineering, as well as with the equipment acquisitions. We anticipate to begin production during 2012. The Tia Maria mining unit will produce through its SX/EW process 120,000 tons of copper.

Mexican operations:

On July 22, 2010, the Board of Directors approved a 5 year $3.8 billion capital investment program in the state of Sonora, Mexico to expand production and improve cost competitiveness.  The following chart explains the program details:

		Copper Capacity (thousand tons)			Investment
Location	Projects	Current	Additional	New	($ millions)
Cananea:
	Concentrator	125	188	313	$1,200
	SX/EW plant	55	82	137	690
	Mine equipment & infrastructure	—	—		150
	Molybdenum plant	—	2 (Mo)		30
	Subtotal Cananea	180	270	450	2,070
Projects related to the expansion of Cananea:
Empalme	Copper smelter	—	350 (capacity)		800
	Copper refinery	—	330 (capacity)		500
La Caridad	Power plant	—	250 MW		240
	Total Cananea				3,610
La Caridad	Pilares	—	40	40	195
Total State of Sonora			310	490	$3,805

The investment program has already started at Cananea as we have begun with the investment of $114 million to restore the previous production capacity of 180,000 tons.  In addition, the construction of the Quebalix III (crushing and conveying system for the leaching material) with an investment of $56 million has restarted. 80% of this investment was made prior to the labor disputes.  Currently we are at the final stage of analyzing the proposals of contractors to start building the third leaching plant at Cananea (SX/EW III), which will have a capacity of 32,000 tons and capital investment of $180 million. This plant is expected to begin production in 2012.

During the next year we will conduct the studies and engineering for the Cananea concentrator and molybdenum plant, as well as for its fourth and fifth leaching plants (SX/EW IV and SX/EW V).  We will also work on the detailed engineering of the copper smelter and refinery at Empalme.

The program also includes the development of the Pilares mine site, which will feed its mineral production for processing at the La Caridad concentrator. The estimated production of this project is 40,000 tons of copper per year and is expected to start during 2012.

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

Potential projects:

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

PRODUCTION

Mine copper production in the second quarter of 2010 decreased by 4.8% to 250.3 million pounds from 263.0 million pounds in the same period of 2009.  The decrease of 12.7 million pounds was primarily due to 6.2 million pounds of lower production at our Peruvian mines resulting mostly from lower ore grades at the Cuajone mine and a decrease of 6.1 million pounds at our Mexican La Caridad mine, also due to lower ore grades.

In the second quarter of 2010, molybdenum production reached a record of 12.1 million pounds, an increase of 25.5%, compared to 9.7 million pounds in the second quarter of 2009.  Higher ore grades and recoveries at our open pit mines made possible increases of 55.4% at Toquepala, 36.7% at Cuajone and 10.4% at La Caridad, for as total increase in production de 2.5 million pounds.

Zinc mine production in the second quarter of 2010 was 8.0% lower than the second quarter of 2009 principally as result of lower ore grades at the Charcas and Santa Eulalia mines.

Silver mined production decreased by 7.3% in the second quarter of 2010 to 3.1 million ounces from 3.4 million ounces in the second quarter of 2009. This decrease was principally the result of lower material processed from third parties at our IMMSA operation and lower production at the La Caridad mine due to lower ore grades.

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six month periods ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,173.2	$824.5	$2,392.6	$1,446.5
Operating costs and expenses	(632.8)	(521.3)	(1,243.5)	(999.2)
Operating income	540.4	303.2	1,149.2	447.3
Non-operating income (expense)	(50.2)	(15.8)	(70.6)	(32.6)
Income before income taxes	490.2	287.4	1,078.6	414.7
Income taxes	(174.9)	(111.4)	(378.1)	(159.4)
Net income attributable to non-controlling interest	(1.9)	(1.0)	(3.9)	(1.6)
Net income attributable to SCC	$313.4	$175.0	$696.6	$253.7

Average Metal Prices

The table below outlines the average metal prices during the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Copper ($ per pound — LME)	$3.19	$2.12	50.5%	$3.23	$1.84	75.5%
Copper ($ per pound — COMEX)	$3.19	$2.15	48.4%	$3.24	$1.86	74.2%
Molybdenum ($ per pound)	$16.10	$9.10	76.9%	$15.94	$8.93	78.5%
Zinc ($ per pound — LME)	$0.92	$0.67	37.3%	$0.98	$0.60	63.3%
Silver ($ per ounce —COMEX)	$18.35	$13.75	33.5%	$17.63	$13.19	33.7%

Net Sales.  Net sales for the three and six months ended June 30, 2010 increased by $348.7 million and $946.1 million, respectively, compared with the same periods of 2009.  These 42.3% and 65.4% increases were due to higher metal prices and higher molybdenum sales volume partially offset by lower copper, silver and zinc sales volumes.

The table below presents information regarding the volume of our copper sales by segment for the three and six month periods ended June 30, 2010 and 2009:

Copper Sales (million pounds):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Peruvian operations	188.2	194.2	(3.1)%	373.9	381.0	(1.9)%
Mexican open-pit	67.2	72.4	(7.2)%	138.8	141.2	(1.7)%
Mexican IMMSA unit	4.5	8.5	(47.1)%	11.6	19.2	(39.6)%
Other and intersegment elimination	(4.1)	(4.2)	(2.4)%	(11.1)	(5.4)	105.6%
Total	255.8	270.9	(5.6)%	513.2	536.0	(4.3)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six month periods ended June 30, 2010 and 2009:

By-product Sales:

(in million pounds except silver — in million ounces)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Peruvian operations
Molybdenum contained in concentrates	6.2	4.2	11.0	8.0
Silver	0.9	1.0	1.8	2.0

Mexican open-pit
Molybdenum contained in concentrates	6.1	5.5	11.8	10.7
Silver	1.9	1.8	3.6	3.0
Zinc	1.9	—	1.9	—

Mexican IMMSA unit
Zinc — refined and in concentrate	53.7	55.0	109.7	113.1
Silver	1.8	2.7	3.9	5.7

Other and intersegment elimination
Zinc — refined and in concentrate	(2.0)	0.1	(1.7)	1.2
Silver	(0.8)	(1.3)	(2.0)	(2.6)

Total by-product sales
Molybdenum contained in concentrates	12.3	9.7	22.8	18.7
Zinc — refined and in concentrate	53.6	55.1	109.9	114.3
Silver	3.8	4.2	7.3	8.1

Sales value per segment:

	Three Months Ended June 30, 2010 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$218.0	$12.1	$625.2	$(11.3)	$844.0
Molybdenum	77.9	—	77.7	—	155.6
Zinc	1.6	51.1	—	(1.6)	51.1
Silver	34.1	33.9	16.9	(14.2)	70.7
Other	15.3	30.5	18.3	(12.3)	51.8
Total	$346.9	$127.6	$738.1	$(39.4)	$1,173.2

	Three Months Ended June 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$163.5	$19.4	$398.0	$(10.4)	$570.5
Molybdenum	62.5	—	43.9	—	106.4
Zinc	—	37.9	—	0.1	38.0
Silver	24.8	44.3	13.3	(17.4)	65.0
Other	11.6	19.3	20.1	(6.4)	44.6
Total	$262.4	$120.9	$475.3	$(34.1)	$824.5

	Six Months Ended June 30, 2010 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$459.5	$33.9	$1,229.9	$(31.8)	$1,691.5
Molybdenum	195.3	—	160.7	—	356.0
Zinc	1.6	110.7	—	(1.0)	111.3
Silver	63.4	67.2	32.4	(34.2)	128.8
Other	26.7	58.7	36.9	(17.3)	105.0
Total	$746.5	$270.5	$1,459.9	$(84.3)	$2,392.6

	Six Months Ended June 30, 2009 (in millions)
	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$271.2	$32.5	$701.0	$(5.8)	$998.9
Molybdenum	99.9	—	65.4	—	165.3
Zinc	—	69.4	—	1.4	70.8
Silver	39.7	88.6	24.2	(33.1)	119.4
Other	24.7	47.9	31.5	(12.0)	92.1
Total	$435.5	$238.4	$822.1	$(49.5)	$1,446.5

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$261.1	$280.4	$564.8	$496.2
Europe	248.2	158.7	456.2	284.4
Mexico	217.1	183.7	466.1	318.3
Peru	40.9	26.3	81.1	40.8
Latin America (excluding Mexico and Peru)	269.1	109.0	533.1	189.7
Asia	136.8	66.4	291.3	117.1
Total	$1,173.2	$824.5	$2,392.6	$1,446.5

Operating Costs and Expenses

Operating costs and expenses were $632.8 million and $1,243.5 million in the three and six month periods ended June 30, 2010, respectively, compared with $521.3 million and $999.2 million in the comparable periods of 2009.  The increases of $111.5 million and $244.3 million were primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the second quarter of 2010 was $522.3 million compared with $419.5 million in the same period of 2009.  The increase of $102.8 million was primarily due to the following: 1) $14.1 million of higher fuel and power cost primarily at our Mexican operations due to market prices and higher power purchased from third parties, 2) $18.3 million of higher labor, material repair and other production cost, 3) $37.6 million of higher workers’ participation because of higher pre-tax earnings and 4) $20 million of higher cost of material purchased from third parties.

Cost of sales (exclusive of depreciation, amortization and depletion) in the six months ended June 30, 2010 was $1,021.5 million compared with $794.9 million in the same period of 2009.  The increase of $226.6 million was primarily due to the following: 1) $23.5 million of higher fuel and power cost primarily at our Mexican operations due to market prices and higher power purchased from third parties, 2) $30.0 million of higher labor, material repair and other production cost, 3) $84.5 million of higher workers’ participation due to higher pre-tax earnings and 4) $55.1 million of higher cost of material purchased from third parties.

Non-Operating Income (Expense)

Non-operating income and expense were an expense of $50.2 million and $70.6 million in the three and six month periods ended June 30, 2010, respectively, compared to an expense of $15.8 million and $32.6 million in the comparable periods of 2009.

The $34.4 million increase in expense in the second quarter of 2010 is principally explained by: 1) $19.7 million of higher interest expense as a result of the new debt taken in April 2010 and 2) $5.0 million of higher expense in other income (expense).  The 2009 period also includes a $6.8 million gain on derivative instruments.  There was no derivative activity in the 2010 period.

The $5.0 million of higher expense in other income is principally due to $2.0 million of a higher contribution to the regional development fund at our Peruvian operations and $1.8 million of higher miscellaneous expense at our Mexican operations.

The $37.0 million increase in expenses in the six months ended June 30, 2010 is principally due to: 1) $19.6 million of higher interest expenses, as noted above, 2) $6.9 million of higher expense in other income (expense) and 3) $1.8 million of lower interest income, principally due to lower interest rates.  The 2009 period also includes $4.2 million of gain on derivative instruments.  There was no derivative instruments activity in 2010.

The $6.9 million decrease in other income (expense) was principally due to $3.7 million of a higher contribution to the regional development fund at our Peruvian operations and $1.2 million of higher legal consulting fees.  The 2009 period also includes a $1.9 million of a termination fee received from a Canadian mining company after they backed out of our purchase offer.

Income taxes: The income tax provision for the first six months of 2010 and 2009 were $378.1 million and $159.4 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 35.1% for the first six months of 2010 as compared to 38.4% in the first six months of 2009.  The decrease in the effective tax rate for the first six months of 2010 is largely due to the proportionately higher incremental U.S. income tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent in the first six months of 2009.  Because the pretax earnings in the first six months of 2009 were significantly lower than the 2010 pretax earnings the effect of this incremental tax had a larger than normal impact on the effective rate.  For the full year 2009 the final effective tax rate was 33.5%. The dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the foreign tax credit rate of 28%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009 SCC no longer files a separate U.S. federal income tax return and its operating results are included in the AMC consolidated U.S federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  We have initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes as if it were a separate filer.

Segment Results Analysis

Peruvian Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the second quarter and the six months ended June 30, 2010 and 2009 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2010	2009	Value	%	2010	2009	Value	%
Net sales	$738.2	$475.3	$262.9	55.3%	$1,460.0	$822.1	$637.9	77.6%
Operating costs and expenses	(350.4)	(259.5)	(90.9)	35.0%	(680.9)	(499.2)	(181.7)	36.4%
Operating income	$387.8	$215.8	$172.0	79.7%	$779.1	$322.9	$456.2	141.3%

Second quarter:

Net sales in the second quarter of 2010 were $738.2 million compared with $475.3 million in the second quarter of 2009.  The increase of $262.9 million was primarily the result of higher market prices.  An increase of 2.0 million pounds in molybdenum sales volume also contributed to the increase in net sales.

Operating costs and expenses in the second quarter of 2010 increased by $90.9 million to $350.4 million from $259.5 million in the second quarter of 2009, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the second quarter of 2010 was $303.0 million compared to $217.3 million in the comparable 2009 period.  The principal elements of cost of sales, causing this increase, include the following: 1) $32.4 million of higher workers’ participation, 2) $4.8 million of higher mine royalties, both due to higher earnings, 3) $17.2 million for the higher cost of copper purchases from third parties, 4) $18.9 million of higher production cost principally fuel, reagents and explosives, and 5) $16.8 million from inventory consumption.

Six months:

Net sales in the first six months of 2010 were $1,460 million compared with $822.1 million in the first six months of 2009.  The increase of $637.9 million was primarily the result of higher market prices.  An increase of 3.0 million pounds in molybdenum sales volume also contributed to the increase in net sales.

Operating costs and expenses in the first six months of 2010 increased by $181.7 million to $680.9 million from $499.2 million in the first six months of 2009, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first six months of 2010 was $586.4 million compared to $416.4 million in the comparable 2009 period an increase of $170.0 million.  The principal elements of cost of sales, causing this increase, include the following: 1) $62.7 million of higher workers’ participation and $14.0 million of higher mine royalties, both due to higher earnings, 2) $51.7 million for the higher cost of copper purchases from third parties and 3) $29.6 million of higher production cost principally due to higher repair material costs.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the second quarter and the six months ended June 30, 2010 and 2009 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2010	2009	Value	%	2010	2009	Value	%
Net sales	$346.8	$262.4	$84.4	32.2%	$746.4	$435.5	$310.9	71.4%
Operating costs and expenses	(225.5)	(202.1)	(23.4)	11.6%	(441.8)	(350.2)	(91.6)	26.2%
Operating income	$121.3	$60.3	$61.0	101.2%	$304.6	$85.3	$219.3	257.1%

Second quarter:

Net sales in the second quarter of 2010 were $346.8 million compared to $262.4 million in the second quarter of 2009.  The increase of $84.4 million was due to higher metal prices and higher molybdenum, zinc and silver sales volumes.  See sales volume above.

Operating costs and expenses in the second quarter of 2010 increased by $23.4 million to $225.5 million from $202.1 million in the comparable 2009 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $23.6 million to $177.2 million in the second quarter of 2010 from $153.6 million in the same period of 2009.  The increase in cost of sales included: 1) $31.2 million for the higher cost of copper purchases from third parties and 2) $10.1 million of higher production cost primarily resulting from higher fuel and power costs, partially offset by a $19.7 million positive translation effect as a result of the appreciation of the Mexican peso against the U.S. dollar.

Six months:

Net sales in the first six months of 2010 were $746.4 million compared to $435.5 million in the first six months of 2009.  The increase of $310.9 million was due to higher metal prices and higher molybdenum, zinc and silver sales volumes.  See sales volume above.

Operating costs and expenses in the first six months of 2010 increased by $91.6 million to $441.8 million from $350.2 million in the comparable 2009 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $91.1 million to $343.3 million in the first six months of 2010 from $252.2 million in the same period of 2009.  The increase in cost of sales included: 1) $77.5 million for the higher cost of copper purchases from third parties and 2) $19.2 million of higher workers’ participation due to increased earnings.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the second quarter 2010 and 2009 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2010	2009	Value	%	2010	2009	Value	%
Net sales	$121.7	$120.9	$0.8	0.7%	$264.6	$238.4	$26.2	11.0%
Operating costs and expenses	(91.1)	(86.8)	(4.3)	5.0%	(195.1)	(196.8)	1.7	(0.9)%
Operating income	$30.6	$34.1	$(3.5)	(10.3)%	$69.5	$41.6	$27.9	67.1%

Second quarter:

Net sales in the second quarter of 2010 were almost the same as in the second quarter of 2009.  The increase of $0.8 million in net sales was primarily due to higher metal prices offset by lower copper, zinc and silver sales volume.  The copper sales volume decrease was primarily due to lower blister sales caused by lower metal processed from third parties.  The lower zinc sales volume was due to lower production explained by lower ore grades at the Charcas and Santa Eulalia mines.

Operating costs and expenses in the second quarter of 2010 increased by $4.3 million to $91.1 million from $86.8 million in the comparable 2009 period.  This increase was primarily due to $1.8 million of higher cost of sales (exclusive of depreciation, amortization and depletion) and $2.4 million of higher exploration at the Charcas, Santa Barbara and Santa Eulalia mines.

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $1.8 million to $78.8 million from $77.0 million in the second quarter of 2009.  This decrease primarily included: 1) $3.4 million of higher production cost principally fuel and power, 2) $8.4 million of positive translation effect and 3) $14.4 million due to changes in inventory levels partially offset by $27.3 million of lower metal purchases from third parties.

Six months:

Net sales in the first six months of 2010 were $264.6 million compared to $238.4 million in the same period of 2009.  This increase of $26.2 million in net sales was primarily due to higher metal prices partially offset by lower copper, zinc and silver sales volume.  The copper sales volume decrease was primarily due to lower blister sales caused by lower metal processed from third parties.

Operating costs and expenses in the first six months of 2010 decreased by $1.7 million to $195.1 million from $196.8 million in the comparable 2009 period.  This decrease was primarily due to $6.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion) partially offset by $4.8 million of higher exploration expenses at the Charcas, Santa Barbara and Santa Eulalia mines.

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $6.3 million to $170.1 million in the first six months of 2010 from $176.4 million in the first six months of 2009.  This decrease primarily included: 1) $48.8 million of lower metal purchases from third parties partially offset by 2) $2.5 million of severance payments related to the closing of the San Luis Potosi copper smelter, 3) $9.8 million of higher production cost principally due to higher fuel, power and operating and repair material costs, 4) $16.7 million due to changes in inventory levels and 5) $9.9 million of higher tolling fees and other production costs.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the six months ended June 30, 2010 and 2009 (in millions):

	Six months ended June 30,
	2010	2009	Variance
Net cash provided from (used for) operating activities	$835.0	$(83.9)	$918.9
Net cash used for investing activities	$(189.7)	$(173.4)	$(16.3)
Net cash provided from (used for) financing activities	$725.5	$(213.9)	$939.5

Net cash provided from (used for) operating activities:

The increase of $918.9 million in the six months ended June 30, 2010 cash provided from operating activities, compared with the same period of 2009, was primarily due to an increase of $445.3 million in net income and a decrease in working capital needs of $493.9 million, net of a decrease of $20.3 million on adjustments to reconcile earnings to cash.  The increase in net income was primarily due to higher metal prices.

The six months ended June 30, 2010 and 2009 decrease in cash from working capital includes (in millions):

	Six months ended June 30,
	2010	2009	Variance
Accounts receivable	$18.9	$(199.5)	$218.4
Inventories	9.5	(4.9)	14.4
Accounts payable and accrued liabilities	(52.7)	(351.2)	298.5
Other operating assets and liabilities	6.4	43.8	(37.4)
Total	$(17.9)	$(511.8)	$493.9

Six months ended June 30, 2010:

In the first six months of 2010 net income was $700.5 million approximately 83.9% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $159.7 million, which increased operating cash flow and $14.5 million of deferred income tax benefit, which decreased operating cash flow.

In addition, in the first six months of 2010 an increase in working capital decreased operating cash flow by $17.9 million.  The decrease in accounts receivable value was principally due to lower metal production and sales volumes.  The decrease in accounts payable and accrued liabilities was primarily due to a $44.0 million semi-annual interest payment on the SCC notes.

Six months ended June 30, 2009:

In the first six months of 2009, net income was $255.3 million.  Significant items deducted from, or added to arrive to operating cash flow included, depreciation, amortization and depletion of $156.9 million and a $53.4 million deferred income tax provision, which increased operating cash flow, and $48.7 million of unrealized gain on derivative instruments, which decreased operating cash cost.

In addition, an increase in working capital decreased operating cash flow by $511.8 million.  The increase in accounts receivable value was due to the higher metal prices for most of our products.  The LME copper price increased 50.0% during the period and molybdenum, silver and zinc increased 72.8%, 24.2% and 41.7%, respectively.  The decrease in accounts payable and accrued liabilities was mainly due to a $163.2 million decrease in workers’ participation, due to the payment of the 2008 provision and lower accrual in the period, and $134.3 million decrease in accounts payable.

Net cash used for investing activities:

Six months ended June 30, 2010:

Net cash used for investing activities in the first six months of 2010 included $168.3 million for capital expenditures.  The capital expenditures included $134.5 million of investments at our Peruvian operations, $88.7 million for the Tia Maria project, $9.8 million for the Toquepala expansion project, and $36.0 million for various other replacement expenditures.  In addition, we spent $33.8 million for replacement assets at our Mexican operations, $22.9 million of which was at our Mexican open pit operations, $10.2 million at our IMMSA unit and $0.7 million at our administrative office in Mexico City.  The first six months of 2010 also include the purchase of short-term investments of $37.8 million, net of proceeds from the redemption of short-term investments of $11.0 million.

Six months ended June 30, 2009:

Net cash used for investing activities in the first six months of 2009 included $206.2 million for capital expenditures.  The capital expenditures included $138.2 million of investments at our Peruvian operations, $69.6 million for the Tia Maria project, $15.4 million for the Toquepala expansion project, $3.4 million for the tailings disposal project, $4.8 million for the Cuajone expansion and $45.0 million for various other replacement expenditures.  In addition, we spent $68.0 million for replacement assets at our Mexican operations, $42.1 million of which was at our Mexican open pit operations, $14.6 million at our IMMSA unit and $11.3 million for an administrative office in Mexico City.  For the first six months of 2009 cash from investing activities also includes proceeds of $30.8 million from the redemption of short-term investments.

Net cash provided from (used for) financing activities:

Net cash provided from financing activities in the first six months of 2010 was $725.5 million, compared with $213.9 million of net cash used for financing activities in the first six months of 2009.  The first six months of 2010 include $1.5 billion from the issue of fixed-rate unsecured notes (see “Liquidity and capital resources - New SCC’s notes” below), net of a dividend distribution of $748.0 million, compared with a distribution of $137.8 million in the same period of 2009.  The 2010 period also includes $8.2 million of capitalized debt issuance cost.  In addition, in the first six months of 2009 we purchased 4.9 million shares of our common stock at a cost of $71.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On May 12, 2010, we paid a quarterly dividend of 45 cents per share, totaling $382.5 million.  On July 22, 2010, our Board of Directors authorized a quarterly dividend of

37 cents per share, expected to total $314.5 million, to be paid on August 25, 2010 to SCC shareholders of record at the close of business on August 12, 2010.

New SCC Notes:

On April 16, 2010 we issued $1.5 billion in fixed-rate unsecured notes with a discount of $10.3 million, which is being amortized over the term of the related debt.  Net proceeds will be used for general corporate purposes, including the financing of our capital expenditure program.

The $1.5 billion fixed-rate senior unsecured notes were issued in two tranches, $400 million due on April 16, 2020 at an annual interest rate of 5.375% and $1.1 billion due on April 16, 2040 at an annual interest rate of 6.75%.

Interest on the notes will be paid semi-annually in arrears.  The notes will constitute our general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness.

Also, related to these notes we have deferred $8.2 million of costs associated with the issuance of this facility, which is included in “Other assets” non-current in the condensed consolidated balance sheet.

As result of the issuance of these notes our ratio of debt to total capitalization increased to 48.7% at June 30, 2010 from 24.7% at December 31, 2009.

Changes in Credit Risk Rating:

In connection with the issuance of the new notes, on April 1, 2010 Moody’s Investors Service upgraded to Baa2 from Baa3 the Company’s senior unsecured ratings and the rating on our Yankee bonds.  Also on April 5, 2010 Fitch and Standard & Poor’s (“S&P”) ratings services assigned ratings of ‘BBB’ and ‘BBB-’, respectively, to the new notes issued.  At the same time, these credit rating agencies confirmed their long-term corporate credit rating on SCC (‘Baa2’, ‘BBB, and ‘BBB-, for Moody’s, Fitch and S&P, respectively).

Contractual Obligations:

As a result of the new debt taken in April 2010, our contractual obligations, as reported in our 2009 annual report on Form 10-K, changed as follows:

		Payments due by Period
	Total	2010	2011	2012	2013	2014	2015 and Thereafter
		(dollars in millions)

Total as reported in 2009 Form 10-K	$5,392.3	$690.4	$276.8	$276.7	$276.8	$266.9	$3,578.5
Revision to long-term debt payments	1,500.0						1,500.0
Revision to interest on debt	2,464.2	67.8	95.8	95.7	95.8	95.7	2,013.4
Revised total contractual obligations	$9,356.5	$758.2	$372.6	$372.4	$372.6	$362.6	$7,091.9

Other than the new debt, adjusted as indicated above, there have been no material changes in our other contractual obligations since year-end 2009. Please refer to Item 7 in our 2009 annual report on Form 10-K for further information regarding our contractual obligations.

Capital Expenditures:

Please see the detail of our capital expansion projects under the caption “Capital Expansion and Exploration Program” above.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

IMPACT OF NEW ACCOUNTING STANDARDS

Please see Note B to our condensed consolidated financial statements.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Second quarter 2010		Second quarter 2009
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$522.3	2.122	$419.4	$1.616
Add:
Selling, general and administrative	22.0	0.089	18.1	0.070
Treatment and refining charges	10.2	0.041	9.0	0.035
By-products revenue (1)	(314.2)	(1.277)	(241.4)	(0.930)
Net revenue on sale of metal purchased from third parties	(5.7)	(0.023)	(6.4)	(0.025)
Less:
Workers’ participation	(54.1)	(0.220)	(16.5)	(0.064)
Cost of metal purchased from third parties	(76.3)	(0.310)	(56.3)	(0.217)
Royalty charge and other, net	(23.3)	(0.093)	(35.8)	(0.138)
Inventory change	(15.7)	(0.064)	12.8	0.049
Operating cash cost	$65.2	0.265	$102.9	0.396

Less by-product revenue and net revenue on sale of metal purchased from third parties	$319.9	1.300	$247.8	0.955
Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$385.1	1.565	$350.7	1.351
Total pounds of copper produced (in millions)	246.2		259.6

(1)                  Includes net by-product sales revenue and premiums on sales of refined products.

	First six months 2010		First six months 2009
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$1,021.5	2.124	$794.9	$1.540
Add:
Selling, general and administrative	43.7	0.091	36.9	0.071
Treatment and refining charges	18.8	0.039	14.9	0.029
By-products revenue (1)	(699.7)	(1.455)	(412.5)	(0.799)
Net revenue on sale of metal purchased from third parties	(7.7)	(0.016)	(13.3)	(0.026)
Less:
Workers’ participation	(111.2)	(0.231)	(26.7)	(0.052)
Cost of metal purchased from third parties	(157.9)	(0.328)	(102.8)	(0.199)
Royalty charge and other, net	(78.4)	(0.163)	(53.1)	(0.102)
Inventory change	1.6	0.003	18.1	0.035
Operating cash cost	$30.7	0.064	$256.4	0.497

Less by-product revenue and net revenue on sale of metal purchased from third parties	$707.4	1.471	$425.8	0.825
Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$738.1	1.535	$682.2	1.322
Total pounds of copper produced (in millions)	480.9		516.3

(1) Includes net by-product sales revenue and premiums on sales of refined products

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at June 30, 2010, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.2 million annually.  Most of our debt is at fixed rates.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Peru:
Peruvian inflation rate	0.5%	(0.4)%	1.4%	0.0%
Nuevo Sol/dollar devaluation/(appreciation) rate	(0.5)%	(4.8)%	(2.2)%	(4.2)%

Mexico:
Mexican inflation rate	(1.0)%	0.2%	1.4%	1.3%
Peso / dollar devaluation/(appreciation) rate	1.6%	(7.9)%	(3.1)%	(2.5)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2010 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$15.9
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(19.5)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$28.6
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(23.4)

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2010 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$5.8	$25.7	$1.3	$8.7

Provisionally priced sales:

At June 30, 2010, we have recorded provisionally priced sales of 2.2 million pounds of copper, at an average forward price of $2.95 per pound.  Also we have recorded provisionally priced sales of 10.5 million pounds of molybdenum at the June 30, 2010 market price of $14.75 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note F to our condensed consolidated financial statements.

Derivative instruments:

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices and interest rate and exchange rate risk exposures.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposure to market risk.  We did not hold any derivative contracts in the first six months of 2010.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in U.S. dollars and many of the costs are in Mexican pesos, in 2009 we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts, we recorded gains of $6.8 million and $4.2 million in the second quarter and in the first six months of 2009, respectively.  These gains were recorded as gain on derivative instruments in the condensed consolidated statements of earnings.  During the first six months of 2010 and at June 30, 2010 we did not hold any exchange rate derivative contracts.

Short-term Investment:

Short-term investments were as follows (in millions):

	At
Investments	June 30, 2010	December 31, 2009
Trading securities (in millions)	$37.8	$—
Weighted average interest rate	0.23%	—

Available for sale (in millions)	12.3	22.9
Weighted average interest rate	1.25%	0.63%

Trading securities: consist of $37.8 million Petroleos Mexicanos or Pemex bonds with an original maturity on December 3, 2012, which the Company has the intention to sell in the near term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and as of June 30, 2009 includes corporate bonds and asset and mortgage backed obligations.  As of June 30, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and obtained gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	June 30,			June 30,
	2010		2009	2010	2009
Interest earned	$ (*	)	$0.2	$0.1	$0.6
Investment redeemed	7.7		18.7	11.2	30.8
Gain in fair value	(*	)	1.6	0.5	2.3

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2010, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries as of June 30, 2010, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 2, 2010

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

On February 11, 2010, a Mexican federal district court confirmed that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of labor stoppages and strikes in July 2007 resulted in force majeure providing legal basis for the termination of individual and unionized employees by the Company’s subsidiary, Mexicana de Cananea, S.A. de C.V.  A workers’ appeal was dismissed on April 21, 2010 by the Mexican Supreme Court.  After almost three years of stoppage, on June 6, 2010, we regained control of the Cananea mine.  There is a team of 3,000 individuals, composed of Company workers and contractors personnel, who are working at the mine to repair the facilities. The estimated cost of repairing the damage to the property is $114 million.  Losses arising from damages to the fixed assets, net of estimated insurance recoveries, are not material. Our goal is to reach full capacity by February 2011.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009 a federal tribunal confirmed the legality of the San Martin strike.  In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement). We expect that the federal labor court will issue a ruling on this case in the near future.

In 2009, more than 40% of the workers of the San Martin mine and 50% of the workers of the Taxco mine voluntarily requested severance payments and terminated their labor relationship with the Company.

Our new mining or metal production projects may be subject to additional costs due to community actions and other factors

Our exploration, mining, milling, smelting and refining activities are subject to Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards.  As in any other country, environmental regulations in Peru and Mexico have become increasingly stringent over the last decades.  In accordance with mining regulations in the countries where we operate, we have to submit an Environmental Impact Assessment or EIA for all our new mining projects or expansions of existing mining operations and/or other production facilities.  The EIA is then discussed at various open hearings with the local communities, where they have the opportunity to voice their opinion and/or concerns.  In Peru, the Ministry of Energy and Mines or MINEM requires the mining companies to respond to the concerns of the communities.  MINEM is the entity that approves the EIA and the execution of mining projects.

Regarding the EIA for the Tia Maria project, the second public hearing for the Tia Maria project, scheduled for April 19, 2010, did not take place because of social unrest in the Islay Province.  On April 27, 2010, a Peruvian Ministerial Resolution created a technical agency to analyze and respond to comments on the EIA for the Tia Maria project.

As of July 2010, the technical group comprised of the Peruvian government, the Company and local communities was partially formed and is scheduled to initiate the review of EIA. The group will resolve which of the three alternatives for water supply is the more feasible. The Company has offered to build a dam with an increased capacity of approximately forty million cubic meters of water that currently drains to the Pacific Ocean. The Company would only use seven million cubic meters per year of this water, the remaining additional thirty-three million cubic meters would be available for the benefit of the Tambo valley agriculture communities and the Islay population.  The second alternative for water supply is the extraction of underground water through wells, and the third alternative is the desalinization of seawater. With the latter two alternatives, the local communities will be deprived of the benefit of the additional thirty-three million cubic meters of water if the dam is not built. We expect to receive the approval to begin construction of the project during the fourth quarter of 2010.

We are confident that we will continue with the Tia Maria project. However, the Tia Maria project, or any other project which we may undertake in the future, may be subject to additional costs due to local community actions or other factors.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Nr. of Shares Purchased as Part of Publicly	Maximum Nr. of Shares that May Yet Be Purchased Under the	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	Plan @ $26.54	million)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.6

2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9

2010:
05/05/10	05/05/10	13,200	28.75	33,435,350	1,622,509	0.4

Total purchased		33,435,350	$13.67			$456.9

As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership remains at 80% at June 30, 2010.

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

4.1

(a) Registration Rights Agreement, dated as of July 27, 2005, by and among Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC (Filed as Exhibit 4.1 to Registration Statement on Form S-4,File No. 33-129287 filed on October 28, 2005 and incorporated herein by reference) (b) Registration Rights Agreement, dated as of May 9, 2006, by and between Southern Copper Corporation and Citigroup Global Markets Inc. as Representative of the Initial Purchasers. (Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-135170 filed on June 20, 2006 and incorporated herein by reference).

4.2

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference).

(b) Indenture governing $400,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

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

10.1

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding the SX/EW facility (and English translation) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No. 33-97790).

10.2	Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company’s Form S-4 and incorporated herein by reference).

10.3	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

10.4

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C. V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub., Inc, Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

15.0	Independent Accountants’ Awareness Letter (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 2, 2010

/s/ Genaro Guerrero
Genaro Guerrero Chief Financial Officer
Vice President, Finance and Chief Financial Officer

August 2, 2010

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

4.1

(a) Registration Rights Agreement, dated as of July 27, 2005, by and among Southern Copper Corporation, Citigroup Global Markets Inc. and UBS Securities LLC (Filed as Exhibit 4.1 to Registration Statement on Form S-4,File No. 33-129287 filed on October 28, 2005 and incorporated herein by reference).

(b) Registration Rights Agreement, dated as of May 9, 2006, by and between Southern Copper Corporation and Citigroup Global Markets Inc. as Representative of the Initial Purchasers. (Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-135170 filed on June 20, 2006 and incorporated herein by reference).

4.2

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference).

(b) Indenture governing $400,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

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

10.1

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding the SX/EW facility (and English translation)(incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No. 33-97790).

10.2	Incentive Compensation Plan of the Company (Filed as Exhibit 10.11 to the Company’s Form S-4 and incorporated herein by reference).

10.3	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

10.4

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C. V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.5

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub., Inc, Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

15.0	Independent Accountants’ Awareness Letter (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.