Form 10-Q
period 2010-09-30
SOUTHERN COPPER CORP/
filed 2010-11-05
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

As of October 29, 2010 there were outstanding 850,000,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2010 and 2009	3

	Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6-31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-50

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	51-53

Item 4.	Controls and procedures	54

	Report of Independent Registered Public Accounting Firm	55

Part II. Other Information:

Item 1.	Legal Proceedings	56

Item 1A.	Risk factors	56

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	58-60

	Signatures	61

	List of Exhibits	62-64

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements for the three and nine months ended September 30, 2010 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net sales	$1,257,864	$1,151,769	$3,650,509	$2,598,276
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	542,503	529,893	1,563,998	1,324,824
Selling, general and administrative	21,262	23,804	64,944	60,697
Depreciation, amortization and depletion	82,330	82,266	242,074	239,202
Exploration	8,871	7,075	27,401	17,498
Total operating costs and expenses	654,966	643,038	1,898,417	1,642,221

Operating income	602,898	508,731	1,752,092	956,055

Interest expense	(49,816)	(25,126)	(118,654)	(74,402)
Capitalized interest	—	(3,287)	—	2,156
Gain on derivative instruments	—	(37)	—	4,144
Other income (expense)	(9,180)	760	(14,236)	2,628
Interest income	2,015	845	5,395	6,018
Income before income taxes	545,917	481,886	1,624,597	896,599

Income taxes	178,717	167,661	556,859	327,099

Net income	367,200	314,225	1,067,738	569,500

Less: Net income attributable to the non-controlling interest	2,029	1,774	5,936	3,389

Net income attributable to SCC	$365,171	$312,451	$1,061,802	$566,111

Per common share amounts:
Net income attributable to SCC - basic and diluted	$0.43	$0.37	$1.25	$0.67
Dividends paid to SCC common shareholders	$0.37	$0.10	$1.25	$0.26
Weighted average common shares outstanding - basic and diluted	850,000	850,009	850,000	850,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2010	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,236,698	$772,306
Short-term investments	59,379	22,948
Accounts receivable trade, less allowance for doubtful accounts (2010 - $-; 2009 - $4,614)	391,796	407,979
Accounts receivable other (including related parties 2010 - $3,020; 2009 - $4,598)	46,520	31,971
Inventories	430,397	456,122
Deferred income tax	33,685	19,672
Other current assets	64,592	67,131
Total current assets	3,263,067	1,778,129

Property, net	4,042,592	3,969,558
Leachable material, net	76,105	107,262
Intangible assets, net	115,273	113,840
Deferred income tax	48,124	52,670
Other assets	66,261	41,113
Total assets	$7,611,422	$6,062,572

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	219,955	283,344
Accrued income taxes	176,019	91,359
Due to related parties	4,145	359
Accrued workers’ participation	174,708	150,692
Accrued interest	63,334	39,795
Other accrued liabilities	29,070	26,876
Total current liabilities	677,231	602,425

Long-term debt	2,755,263	1,270,252
Deferred income taxes	100,163	143,508
Non-current taxes payable	31,689	26,201
Other liabilities and reserves	91,203	77,607
Asset retirement obligation	60,144	48,925
Total non-current liabilities	3,038,462	1,566,493

Commitments and Contingencies (Note M)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,029,573	1,013,326
Retained earnings	3,469,232	3,469,930
Accumulated other comprehensive loss	(13,060)	(13,061)
Treasury stock	(618,064)	(603,413)
Total SCC stockholders’ equity	3,876,527	3,875,628
Non-controlling interest	19,202	18,026
Total equity	3,895,729	3,893,654

Total liabilities and equity	$7,611,422	$6,062,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net income	$367,200	$314,225	$1,067,738	$569,500
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	82,330	82,266	242,074	239,202
Loss (gain) on currency translation effect	6,282	(3,786)	13,888	9,599
Provision (benefit) for deferred income taxes	(32,311)	(13,274)	(46,823)	40,116
Gain on sale of short-term investment	(291)	(881)	(743)	(3,200)
Unrealized gain on derivative instruments	—	(8,319)	—	(57,037)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(17,314)	(103,312)	1,634	(302,840)
Inventories	16,273	38,872	25,725	33,940
Accounts payable and accrued liabilities	127,561	(9,281)	74,806	(360,446)
Other operating assets and liabilities	(15,865)	84,113	(9,440)	127,895
Net cash provided from operating activities	533,865	380,623	1,368,859	296,729

INVESTING ACTIVITIES
Capital expenditures	(112,885)	(110,559)	(281,173)	(316,740)
Purchase of short-term investments	(11,946)	—	(49,726)	—
Proceeds from sale of short-term investments	3,002	8,815	14,038	39,620
Other	1,235	858	6,582	2,798
Net cash used for investing activities	(120,594)	(100,886)	(310,279)	(274,322)

FINANCING ACTIVITIES
Debt incurred	—	—	1,489,674	—
Debt repaid	—	—	(5,000)	(5,000)
Capitalized debt issuance cost	(676)	—	(8,831)	—
Dividends paid to common stockholders	(314,500)	(86,322)	(1,062,498)	(224,128)
Distributions to non-controlling interest	(1,689)	(381)	(4,660)	(570)
Repurchase of common shares	—	(337)	(380)	(71,903)
Other	116	351	483	990
Net cash provided from (used for) financing activities	(316,749)	(86,689)	408,788	(300,611)

Effect of exchange rate changes on cash and cash equivalents	(4,447)	(15,308)	(2,976)	(25,256)
Increase (decrease) in cash and cash equivalents	92,075	177,740	1,464,392	(303,460)
Cash and cash equivalents, at beginning of period	2,144,623	235,540	772,306	716,740
Cash and cash equivalents, at end of period	$2,236,698	$413,280	$2,236,698	$413,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2010 and the results of operations and the cash flow for the three and nine months ended September 30, 2010 and 2009.  Certain prior period amounts have been reclassified to conform to the current period’s presentation.  The condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been subject to a review by Galaz, Yamazaki, Ruiz Urquiza S.C., a member firm of Deloitte Touche Tohmatsu Limited, the Company’s independent registered public accounting firm, whose report dated November 3, 2010 is presented on page 55.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2009 and notes included in the Company’s 2009 annual report on Form 10-K.

B.    Adoption of New Accounting Standards:

In the nine months ended September 30, 2010 the Company adopted the following Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (“FASB”).

ASU No. 2010-09: In February 2010 the FASB issued ASU No. 2010-09 “Amendments to Certain Recognition and Disclosure requirements,” an amendment of ASC topic 855 “Subsequent events.”  This ASU requires a SEC filer to evaluate subsequent events through the date the financial statements are issued.  In addition, public filers are no longer required to disclose the date through which the evaluation of subsequent events was carried out.  The Company adopted this ASU on the date it was issued.

ASU No. 2010-06: In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” an update of ASC Subtopic 820-10 “Fair Value Measurements and Disclosures - Overall.”

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

C.    Short-term Investments:

Short-term investments were as follows (in millions):

	At
Investments	September 30, 2010	December 31, 2009
Trading securities	$49.7	$—
Weighted average interest rate	1.37%

Available for sale	$9.7	$22.9
Weighted average interest rate	1.01%	0.63%
Total	$59.4	$22.9

Trading securities: consist of $50.0 million Petroleos Mexicanos bonds acquired at 99.4% and with original maturity on December 3, 2012.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and as of September 30, 2010 includes corporate bonds and asset and mortgage backed obligations.  As of September 30, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains, which were recorded as other income in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest earned	$0.1	$0.1	$0.1	$0.7
Investment redeemed	$3.0	$8.8	$14.2	$39.6
Gain in fair value	$0.3	$0.9	$0.7	$3.2

D.    Inventories:

Inventories were as follows:

(in millions)	September 30, 2010	December 31, 2009
Metals at lower of average cost or market:
Finished goods	$55.7	$55.5
Work-in-process	128.2	150.8
Supplies at average cost	246.5	249.8
Total inventories	$430.4	$456.1

E.     Income taxes:

The income tax provision and the effective income tax rate for the nine months ended September 30, 2010 and 2009 were as follows:

(in millions)	2010	2009
Income tax provision	$556.9	$327.1
Effective income tax rate	34.3%	36.5%

These provisions include income taxes for Peru, Mexico and the United States.  The decrease in the effective tax rate for the nine months ended September 30, 2010 is largely due to the proportionately higher incremental U.S. income tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent in the nine months ended September 30, 2009.  Because the pretax earnings in the nine months period of 2009 were significantly lower than the 2010 pretax earnings, the effect of this incremental tax had a relatively large impact on the effective rate.  For the full year 2009 the final effective tax rate was 33.5%.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the Mexican statutory tax rate, which is currently 30%.

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

Income taxes payable on the Company’s balance sheet are amounts accrued for income taxes payable to the Peruvian and Mexican government taxing agencies and also include the U.S. tax liability of the Company, which will be paid to AMC for the Company’s share of the U.S. tax liability.

Accounting for Uncertainty in Income Taxes:

There was no material changes in the unrecognized tax benefits in the nine months ended September 30, 2010.

F.     Provisionally Priced Sales:

At September 30, 2010, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2010 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (LME) or the New York Commodities Exchange (COMEX) copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2010:

Copper (million lbs.)	Priced at	Month of Settlement
5.4	3.63	October 2010

Molybdenum (million lbs.)	Priced at	Month of Settlement
3.6	15.35	October 2010
2.9	15.35	November 2010
2.9	15.35	December 2010
0.1	15.35	January 2011
9.5

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

G.    Derivative Instruments:

The Company occasionally uses derivative instruments to manage its exposure to market risk from changes in commodity prices and interest rate and exchange rate risk exposures.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.  The Company did not hold any derivative contracts for the nine months ended September 30, 2010, except as disclosed below.

Copper derivatives:

Beginning on September 29, 2010 and through October 26th 2010, the Company entered into copper derivative contracts to protect the sales value of a portion of its fourth quarter of 2010 and 2011 copper production, as follows:

	4th Quarter	Year 2011
Swap contracts (1)
Pounds in millions	170.9	150.1
Weighted average LME price	$3.67	$3.73

Zero Collar Contracts (1)
Pounds in millions	—	211.6
Average LME cap price	—	$4.54
Average LME floor price	—	$3.00

(1) Pounds are proportionally distributed over the periods.  Prices are the same for all months in periods

Gas swaps:

During the nine months ended September 30, 2010 and at September 30, 2010 the Company did not hold any gas derivative contracts.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

During the nine months ended September 30, 2010 and at September 30, 2010 the Company did not hold any exchange rate derivative contracts.

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

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2010 and 2009 (in millions):

	2010	2009
Balance as of January 1	$48.9	$18.0
Changes in estimates	7.4	15.9
Additions	—	—
Accretion expense	3.8	0.6
Balance as of September 30,	$60.1	$34.5

I.      Related Party Transactions:

Receivable and payable balances with related party companies are shown below (in millions):

	As of
	September 30, 2010	December 31, 2009
Accounts receivable:
Grupo Mexico, S.A.B de C.V. and affiliates	$0.8	$1.5
Ferrocarril Mexicano, S.A. de C.V.	—	1.4
Breaker, S.A. de C.V	—	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	2.2	1.6
	$3.0	$4.6

Accounts payable:
Grupo Mexico S.A. de C.V. and affiliates	$3.0	$—
Higher Technology S.A.C.	0.1	0.4
Asarco LLC	0.9	—
Ferrocarril Mexicano S.A. de C.V.	0.1	—
	$4.1	$0.4

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

Purchase activity:

The following table summarizes the purchase activity with related parties in the nine months ended September 30, 2010 and 2009 (in millions):

	As of September 30,
	2010	2009
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$10.3	$10.3
Ferrocarril Mexicano, S.A de C.V.	2.2	8.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	21.5	12.1
Perforadora Mexico S.A. de C.V.	0.2	—
Consorcio Tricobre	2.9	—

Other Larrea family companies:
Mexico Compañia de Productos Automotrices, S.A. de C.V.	1.9	0.2
Mexico Transportes Aereos, S.A. de C.V.	2.4	1.6

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	2.3	4.0
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.2
Sempertrans France Belting Technology	0.3	0.6
PIGOBA, S.A. de C.V.	0.5	0.1
Breaker, S.A. de C.V.	0.5	0.8
Total purchased	$45.2	$38.3

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

In addition, during the nine months ended September 30, 2010 the Company made donations of $0.8 million to Fundacion Grupo Mexico, an organization dedicated to promoting social and economic development of the communities close to our Mexican operations.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. for construction services provided by Mexico Constructora Industrial, S.A. de C.V. and its affiliates and for drilling services provided by Perforadora Mexico S.A. de C.V.; the three companies are subsidiaries of Grupo Mexico.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre, a Peruvian company in which Servicios de Ingenieria Consultec, S.A. de C. V., an indirect subsidiary of Grupo Mexico has 42.7% participation.

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

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  These loans require semi-annual repayments.  Conditions and balance as of September 30, 2010 are as follows:

	Loan 1	Loan 2	Total
Loans (in millions)	$2.3	$8.5	$10.8
Maturity	August 2010	August 2013
Interest rate	Libor + 0.65%	Libor + 0.15%
Remaining balance at September 30, 2010 (in millions)	$—	$3.9	$3.9

MexTransport provides aviation services to the Company’s Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  If MexTransport defaults on the loan, SCC’s subsidiaries would have to satisfy the guaranty and repay to the bank the remaining balances, plus interest.  The Company pays fees to MexTransport for aviation services.

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

The Company purchased industrial material and services from Breaker, S.A. de C.V.; a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest.

Sales activity:

In the second quarter of 2010 the Company recovered from Asarco, a subsidiary of Grupo Mexico, $7.7 million related to a previously written-off net accounts receivable position.  This recovery was recorded in the condensed consolidated statement of earnings as follows: $5.0 million in cost of sales, $1.6 million in other income and $1.1 million as interest income.  Also, in the nine months ended September 30, 2010 the Company sold $3.4 million of copper anodes and sulfuric acid to Asarco.

In addition, in the third quarter of 2010, the Company received fees of $0.2 million from building rental and maintenance services provided to Perforadora Mexico S.A. de C.V., a subsidiary of Grupo Mexico.

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

Interest on the notes will be paid semi-annually in arrears.  The notes constitute our general unsecured obligations and the series of notes rank pari passu with each other and rank pari passu in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness.

Also, related to these notes the Company has deferred $8.8 million of costs associated with the issuance of this facility, which is included in “Other assets” non-current in the condensed consolidated balance sheet and is being amortized as interest expense over the life of the loans.

In connection with the transaction, on April 16, 2010 the Company entered into a base indenture with Wells Fargo Bank, National Association, as trustee, as well as a first supplemental indenture and a second supplemental indenture which provide for the issuance, and set forth the terms of, the two tranches of notes described above.  The indentures contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets.  If we experience a Change of Control Triggering Event (as defined in the indentures governing the notes), we must offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.  A Change of Control Trigger Event also includes a rating decline, that is, if the rating of the notes, by at least one of the rating agencies shall be decreased by one or more gradations.

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

K.            Benefit Plans:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the nine months ended September 30, 2010 and 2009 are as follows (in millions):

	2010		2009
Interest cost	$0.5		$0.5
Expected return on plan assets	(0.5)		(0.4)
Amortization of net loss (gain)	(*	)	0.1
Net periodic benefit costs	$—		$0.2

(*) amount is lower than $0.1 million

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the nine months ended September 30, 2010 and 2009 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the nine months ended September 30, 2010 and 2009 are as follows (in millions):

	2010	2009
Interest cost	$1.2	$1.2
Service cost	1.5	1.4
Expected return on plan assets	(2.2)	(1.8)
Amortization of transition assets, net	(* )	(0.4)
Amortization of net actuarial loss	(0.7)	(* )
Amortization of prior services cost	0.1	0.1
Net periodic benefit cost	$(0.1)	$0.5

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic cost for the nine months ended September 30, 2010 and 2009 are as follows (in millions):

	2010	2009

Interest cost	$3.2	$2.9
Service cost	0.3	0.4
Amortization of net loss (gain)	0.1	0.4
Amortization of transition obligation	1.0	0.9
Net periodic benefit cost	$4.6	$4.6

(*) amount is lower than $0.1 million

L.              Comprehensive Income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$367.2	$314.2	$1,067.7	$569.5
Other comprehensive income (loss) net of tax:
Decrease in liability for employee benefit obligation	—	0.3	—	0.3
Comprehensive income	367.2	314.5	1,067.7	569.8
Comprehensive income attributable to the non-controlling interest	2.0	1.8	5.9	3.4
Comprehensive income attributable to SCC	$365.2	$312.7	$1,061.8	$566.4

M.         Commitments and Contingencies:

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

Environmental capital expenditures in the nine months ended September 30, 2010 and 2009 were as follows (in millions):

	2010	2009
Peruvian operations	$3.2	$1.4
Mexican operations	7.5	18.5
Total	$10.7	$19.9

Peruvian operations

The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through the Environmental Ministry conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, and effluent monitoring are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

In 2003 the Peruvian congress published a law announcing future closure and remediation obligations for the mining industry.  In accordance with the requirements of this law the Company’s closure plans were approved by the MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note H, “Asset retirement obligation”, for further discussion of this matter.

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

On March 16, 2010, the Company announced to the Mexican Federal Environmental authorities the closure of the copper smelter plant at San Luis Potosi.  There is a general obligation to remediate the site, and we are currently performing an analysis and evaluation of the property in order to establish the cost of such remediation. We expect to determine it in the fourth quarter of this year and to submit it for approval by the Mexican environmental authorities.

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

In 1995, the labor shares were exchanged for common stock of the Company and approximately 80.8% of the issued labor shares were exchanged.  After that, from time to time the Company has purchased labor shares on the open market.  The remaining net

0.71% is included on the consolidated balance sheet under the caption “Non-controlling interest.”

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

2)              The May 10, 2006 Cornejo Flores and others vs. SCC’s Peruvian Branch litigation, seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares,” and dividends.  On May 23, 2006, the Branch answered this new complaint denying the validity of the claim.  As of September 30, 2010 the case remains open with no new developments.

3)              The June 27, 2008 Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of September 30, 2010 the case remains open with no new developments.

4)              The January 2009 Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this complaint, denying the validity of the claim.  In August 2010 the Civil Court dismissed the case due to procedural defects.  The plaintiffs appealed the Civil Court’s resolution before the Superior Court.  This appeal is pending resolution.

5)              The June 2010 Macedo Condori vs. SCC’s Peruvian Branch litigation seeks the delivery of 8,012 labor shares plus dividends in the amount of S/.496,744 (as of

May 2010) and interest.  The Branch answered this new complaint, denying the validity of the claim.  In July, 2010 the Civil Court dismissed the case due to procedural defects.  This case is now closed.

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

Exploraciones de Concesiones Metalicas S.A.C.:

In August 2009 a lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”).  The plaintiffs allege that the acquisition of their shares in Excomet by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria):

In August 2010 a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet).

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010 three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo México, Americas Mining Corporation and Southern Copper Corporation.  The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On June 25, 2010 the Company filed a motion to dismiss the plaintiffs’ complaint.  At September 30, 2010 this motion is pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 60% of the Company’s Peruvian labor force was unionized at September 30, 2010, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.  On September 30, 2010, the Company reached a new three year collective bargaining agreement with these three unions.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, the agreement provides for productivity savings and includes no-strike clauses.  Additionally, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for this group are in force through November 2012.

During 2010 and 2009 there were no strikes at the Company’s Peruvian operations.

Mexican operations

Approximately 74% of the Mexican labor force was unionized at September 30, 2010, represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

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

On February 11, 2010, a Mexican federal district court confirmed that the damages caused to the Cananea mine by the neglect and sabotage of striking workers since the commencement of labor stoppages and strikes in July 2007 resulted in force majeure providing legal basis for the termination of individual and unionized employees by the Company’s subsidiary, Mexicana de Cananea, S.A. de C.V.  A workers’ appeal was dismissed on April 21, 2010 by the Mexican Supreme Court.  Local and federal authorities in Mexico regained access to, and control of, the Cananea mine.  On June 6, 2010 the Company commenced the necessary evaluations to assess the magnitude of the significant damages to the plant, machinery and equipment caused by the strike that commenced in July 2007.  The Company has already started the rehabilitation and reconstruction of the Cananea mine, with a team of approximately 3,400 individuals, composed of Company workers and contractors personnel.  The estimated cost of repairing the damages to the property is $114 million.  Losses arising from damages to the fixed assets, net of estimated insurance recoveries, are not material.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009 a federal tribunal confirmed the legality of the San Martin strike.  In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican Mining Union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow mining experts to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco Unit.  The mining union has presented an appeal of the labor court ruling before federal tribunals.

In 2009, more than 40% of the workers of the San Martin mine and 50% of the workers of the Taxco mine voluntarily requested severance payments and terminated their labor relationship with the Company.

In the third quarter of 2010 operations at the La Caridad metallurgical complex were disrupted due to access road blockages established by a group of terminated workers and other agitators. However, in October 2010, with the assistance of the Mexican authorities, order was restored and normal operations were restarted. La Caridad’s mining operations continued during the blockage period and as a result the Company was able to maintain output.

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

Four purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (Oklahoma Firefighters Pension & Retirement System et al. v. SCC et al., Gary Martin et al. v. SCC et al., Thomas Griffin et al. v. SCC et al., and Sheet Metal Workers Pension Plan of Northern California et al. v. SCC et al.) and one in the Superior Court of Arizona, in and for the County of Maricopa, (The City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan et al. v. SCC et al.) from August to October 2010 relating to the proposed combination of the Company with AMC, the parent company of Asarco.  The complaints name SCC, its current and certain former directors, AMC and Grupo Mexico as defendants.  Two of the actions also name Asarco as a defendant.  The actions purport to be brought on behalf of the Company’s common stockholders.

The complaints allege, among other things, that the proposed transaction would result in breaches of fiduciary duties by the defendants and is not entirely fair to the Company and its minority stockholders.  The complaints seek, among other things, a preliminary and permanent injunction to enjoin the transaction, the award of damages to the plaintiffs and the class, and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The defendants believe that these lawsuits are without merit and are vigorously defending against the actions.

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material adverse effect on its financial position or results of operations.  Additionally, the Company does not believe that the outcome of the purported class action derivative lawsuits would have a material adverse effect on its financial position or results of operations.

Other commitments:

Regional development contribution:

In 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years, through 2010, to support the regional development of Peru based on prior year’s net earnings.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  This agreement requires a final contribution against 2010 profits.  The Company believes that this contribution could be extended to continue the flow of funds to the government.

These contributions were deposited with a separate entity, Asociacion Civil Ayuda del Cobre, which will make disbursements for approved investments in accordance with the agreement until the five year contributions are fully used.  The commitment of the Branch is for a total of 1.25% of its annual earnings, after Peruvian income tax.  If the average annual LME copper price is below $1.79 per pound the contribution will cease.

The Company made provisions for this contribution in the nine months ended September 30, 2010 and 2009, as follows (in millions):

	2010	2009
Regional development contribution	$9.4	$5.0

These provisions are included in “Other income (expense)” in the condensed consolidated statement of earnings.

Royalty charge

In June 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, the Company is subject to a 1% to 3% royalty, based on sales, applicable to the value of the concentrates produced at the Toquepala and Cuajone mines.  The Company made provisions for this charge in the nine months ended September 30, 2010 and 2009, as follows (in millions):

	2010	2009
Royalty charge	$44.1	$28.6

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

Financial information relating to Southern Copper’s segments is as follows:

Three Months Ended September 30, 2010

(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$430.6	$77.7	$749.6	$—	$1,257.9
Intersegment sales		22.7		(22.7)
Cost of sales (exclusive of depreciation, amortization and depletion)	204.6	64.0	295.3	(21.4)	542.5
Selling, general and administrative	7.6	3.2	9.8	0.7	21.3
Depreciation, amortization and depletion	40.7	5.6	34.4	1.6	82.3
Exploration	1.5	3.8	3.6	—	8.9
Operating income	$176.2	$23.8	$406.5	$(3.6)	602.9
Less:
Interest, net					(47.8)
Other income (expense)					(9.2)
Income taxes					(178.7)
Non-controlling interest					(2.0)
Net income attributable to SCC					$365.2

Capital expenditure	$29.8	$9.2	$66.6	$7.3	$112.9
Property, net	$1,565.3	$280.0	$2,140.5	$56.8	$4,042.6
Total assets	$2,351.6	$647.3	$3,013.9	$1,598.6	$7,611.4

Three Months Ended September 30, 2009

(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$315.7	$111.9	$710.8	$13.4	$1,151.8
Intersegment sales	12.6	38.3	—	(50.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	145.5	105.1	322.0	(42.7)	529.9
Selling, general and administrative	7.2	3.1	12.6	0.9	23.8
Depreciation, amortization and depletion	43.3	5.9	32.7	0.4	82.3
Exploration	0.9	2.9	3.3	—	7.1
Operating income	$131.4	$33.2	$340.2	$3.9	508.7
Less:
Interest, net					(27.5)
Loss on derivative instruments					—
Other income (expense)					0.8
Income taxes					(167.7)
Non-controlling interest					(1.8)
Net income attributable to SCC					$312.5

Capital expenditure	$13.7	$3.3	$82.7	$10.9	$110.6
Property, net	$1,630.0	$268.7	$1,988.9	$55.3	$3,942.9
Total assets	$2,598.9	$568.5	$2,343.1	$166.0	$5,676.5

Nine months Ended September 30, 2010

(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,146.3	$256.4	$2,209.6	$38.2	$3,650.5
Intersegment sales	29.1	110.2	—	(139.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	547.9	234.1	881.7	(99.7)	1,564.0
Selling, general and administrative	22.8	9.8	29.7	2.7	65.0
Depreciation, amortization and depletion	121.7	16.9	99.9	3.5	242.0
Exploration	3.8	10.9	12.7	—	27.4
Operating income	$479.2	$94.9	$1,185.6	$(7.6)	1,752.1
Less:
Interest, net					(113.3)
Other income (expense)					(14.2)
Income taxes					(556.9)
Non-controlling interest					(5.9)
Net income attributable to SCC					$1,061.8

Capital expenditure	$52.7	$19.4	$201.1	$8.0	$281.2
Property, net	$1,565.3	$280.0	$2,140.5	$56.8	$4,042.6
Total assets	$2,351.6	$647.3	$3,013.9	$1,598.6	$7,611.4

Nine months Ended September 30, 2009

(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$737.0	$289.6	$1,532.9	$38.8	$2,598.3
Intersegment sales	26.8	99.0	—	(125.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	397.7	281.5	738.4	(92.7)	1,324.9
Selling, general and administrative	21.3	9.3	27.0	3.1	60.7
Depreciation, amortization and depletion	126.4	17.8	93.8	1.2	239.2
Exploration	1.7	5.2	10.6	—	17.5
Operating income	$216.7	$74.8	$663.1	$1.4	956.0
Less:
Interest, net					(66.2)
Gain on derivative instruments					4.2
Other income (expense)					2.6
Income taxes					(327.1)
Non-controlling interest					(3.4)
Net income attributable to SCC					$566.1

Capital expenditure	$55.8	$17.9	$220.9	$22.1	$316.7
Property, net	$1,630.0	$268.7	$1,988.9	$55.3	$3,942.9
Total assets	$2,598.9	$568.5	$2,343.1	$166.0	$5,676.5

O.            Impact of New Accounting Standards:

Please see impact of the adoption of new accounting standards on note B “Adoption of New Accounting Standards”

P.              Stockholders’ Equity:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2010 and 2009 is as follows (in millions):

	2010	2009
Southern Copper common shares
Balance as of January 1,	$460.7	$389.0
Purchase of shares	0.4	71.9
Used for corporate purposes	(0.2)	(0.2)
Balance as of September 30,	460.9	460.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	142.7	125.5
Other activity, including dividend, interest and currency translation effect	14.4	11.0
Balance as of September 30,	157.1	136.5

Treasury stock balance as of September 30,	$618.0	$597.2

The following table summarizes share distributions in the nine months ended September 30, 2010 and 2009:

	2010	2009
Southern Copper common shares
Directors’ Stock Award Plan	14,400	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	10.9	11.8

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

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that may yet be Purchased Under the	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	Plan @ $35.12	millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.6

2009:						71.9
01/12/09	09/30/09	4,912,000	14.64	33,422,150

2010:
05/05/10	05/05/10	13,200	28.75	33,435,350		0.4
08/12/10	08/12/10	1,200	29.33	33,436,500		0.1

Total Purchased		33,436,550	$13.67		1,225,120	$457.0

At September 30, 2010, as a result of the purchases of SCC common shares and AMC’s purchases of SCC shares, Grupo Mexico’s direct and indirect ownership of SCC is 80%.

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

The activity of the plan in the nine-month period ended September 30, 2010 and 2009 is as follows:

	2010	2009

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(241,200)	(229,200)
Granted in the period	(14,400)	(12,000)
Total shares granted at September 30,	(255,600)	(241,200)

Remaining shares reserved	344,400	358,800

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

For the nine months ended September 30, 2010 and 2009, the stock based compensation expense under this plan was as follows (in millions)

	2010	2009

Stock based compensation expense	$1.6	$1.6
Unrecognized compensation expense	$9.0	$11.2

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year period.

The following table presents the stock award activity for the nine months ended September 30, 2010 and 2009:

	2010		2009
	Shares	Unit Value	Shares	Unit Value
Outstanding shares at January 1,	11,556,625	$1.16	14,577,011	$1.16
Granted	—		—
Exercised	—		(2,700,588)	1.16
Forfeited	(609,892)	1.16	(267,230)	1.16
Outstanding shares at September 30,	10,946,733	$1.16	11,609,193	$1.16

New Employee Stock Purchase Plan:

In September 2010, the Company offered to eligible employees a new stock purchase plan (the “New Employee Stock Purchase Plan”) through a trust that acquires series B of shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies.

The purchase price, retroactive as of January 29, 2010, was established at 26.51 Mexican pesos (approximately $2.05) for the initial subscription, which expires on November 30, 2010.  Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years.  The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.  At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

If Grupo Mexico pays dividends on shares during the eight year period, the participants will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid.  If the participant has only partially paid for shares, the entitled dividends will be used to reduce the remaining liability owed for purchased shares.

In the case of voluntary resignation of the employee, the Company will pay to the employee the fair market sales price at the date of resignation of the fully paid shares, net of costs and taxes.  When the fair market sales value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on the following schedule.

If the resignation occurs during:	% Deducted
1st year after the grant date	90%
2nd year after the grant date	80%
3rd year after the grant date	70%
4th year after the grant date	60%
5th year after the grant date	50%
6th year after the grant date	40%
7th year after the grant date	20%

In the case of involuntary termination of the employee, the Company will pay to the employee the fair market sales price at the date of termination of employment of the fully paid shares, net of costs and taxes.  When the fair market sales value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on the following schedule.

If the termination occurs during:	% Deducted
1st year after the grant date	100%
2nd year after the grant date	95%
3rd year after the grant date	90%
4th year after the grant date	80%
5th year after the grant date	70%
6th year after the grant date	60%
7th year after the grant date	50%

In case of retirement or death of the employee, the Company will render the buyer or his legal beneficiary, the fair market sales value as of the date of retirement or death of the shares effectively paid, net of costs and taxes.

For the nine months ended September 30, 2010 and 2009, there was no stock based compensation under this plan.

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

For the nine months ended September 30, 2010 and 2009, the stock based compensation expense under this plan was as follows (in millions)

	2010	2009

Stock based compensation expense	$0.3	$0.1
Unrecognized compensation expense at September 30,	$1.6	$1.9

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 (in millions):

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$2,765.3	$3,152.1	$1,280.3	$1,292.3

Fair value for long term debt is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 11.3%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2010 and December 31, 2009 (in millions):

	Fair Value at Measurement Date Using:				Fair Value at Measurement Date Using:
Description	Fair Value as of September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
Trading securities	$49.7	$49.7			—		—	—
Available for sale debt securities:
Foreign bonds				—	$1.9		$1.9
Corporate bonds	0.5		$0.4	$0.1	4.8		3.1	$1.7
Asset backed obligations	0.4		0.4		6.6		6.6
Mortgage backed securities	8.8		8.8		9.6		8.2	1.4

Derivatives:
Provisionally priced sales:
Copper	5.9	5.9			4.1	4.1
Molybdenum	5.9	5.9			(16.2)	(16.2)
Total	$71.2	$61.5	$9.6	$0.1	$10.8	$(12.1)	$19.8	$3.1

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

Derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market price for foreign exchange rates.  The Company generally classifies these instruments within Level 2 of the valuation hierarchy.  Such derivatives can include foreign currency, copper and zinc derivatives.

The Company’s accounts receivables associated with provisionally priced copper sales are valued using quoted market prices based on the forward prices on the LME or on the COMEX.  Such value is classified within Level 1 of the fair value hierarchy.  Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

The Company invested $49.7 million in Petroleos Mexicanos bonds, which it intends to sell in the near future and which are recorded at the market quotation at the end of the period.  Such value is classified within Level 1 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the nine-month periods ended September 30, 2010 and 2009 (in millons):

	9 months ended September 30, 2010			9 months ended September 30, 2009
	Available for sale debt securities:			Available for sale debt securities:
	Corporate bonds	Mortgage backed securities	Total	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total

Balance as of January 1,	$1.7	$1.4	$3.1	$6.9	$0.8	$3.3	$11.0
Unrealized gain (loss)				(0.1)	(0.3)	0.1	(0.3)
Purchases, sales, issuance and settlements (net)	(1.3)	(1.4)	(3.0)	(3.8)	(0.5)	(1.5)	(5.8)
Transfers in/out of Level 3	(0.3)			(1.1)	—	0.4	(0.7)
Balance as of September 30,	$0.1	$—	$0.1	$1.9	$—	$2.3	$4.2

The unrealized gains (losses) were included in other income in the condensed consolidated statement of earnings for the nine-month periods ended September 30, 2010 and 2009.

R.             AMC’s business combination proposal:

On July 22, 2010, the Company received a non-binding proposal from its parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco, in which all stockholders of Southern Copper would receive 1.237 common shares of AMC in exchange for each share of SCC.  Under the proposal presented by AMC, the stock of AMC would be registered and listed on the New York, Mexico and the Lima Stock Exchanges.

On August 10, 2010, the Company formed a special committee of independent directors to evaluate AMC’s proposal.  The special committee has engaged independent legal and financial advisors to assist in this transaction and help in the evaluation of this proposal.

S.              Subsequent events:

The Company has evaluated events after September 30, 2010 and through the date the condensed consolidated financial statements were issued and determined any events or transactions during this period that would require recognition or disclosure are appropriately addressed in these financial statements, including the following:

Dividends:

On October 27, 2010, the Board of Directors authorized a quarterly dividend of 43 cents per share payable on November 30, 2010 to SCC shareholders of record at the close of business on November 16, 2010.

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

EXECUTIVE OVERVIEW

Business:

We are one of the largest integrated copper producers in the world and we believe we currently have the largest copper reserves of the industry.  At December 31, 2009 we had estimated consolidated recoverable proven and probable reserves of 122 billion pounds of copper (calculated using long-term copper price assumption of $1.80 per pound of copper) with potential for larger reserves at higher prices.  In addition, we have projects under development and others for future development that would significantly increase these reserves.  We are a NYSE and Lima Stock Exchange listed company that is 80% owned by Grupo Mexico, a Mexican company listed on the Mexican stock exchange.  The remaining 20% ownership interest is held by the international investment community.  We operate mining units and metallurgical facilities in Mexico and Peru and conduct exploration activities in Mexico, Peru and Chile.

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

Outlook:

Average copper prices were $3.29 per pound in the third quarter of 2010, about 24% higher than in the third quarter of 2009.  Average molybdenum, silver and zinc prices in the third quarter of 2010 increased 3%, 14% and 29%, respectively, over average prices in the third quarter of 2009.  We expect an average annual copper price of $3.31 per pound for the year 2010 and average molybdenum, silver and zinc prices of $15.65, $18.73 and $0.96, respectively.

We have recently entered into copper hedge contracts to reduce price volatility and protect sales value.  Swaps contracts are currently hedging approximately 58% of fourth quarter 2010 copper production and 11% of 2011 copper production at prices averaging $3.67 per pound for the fourth quarter 2010 and $3.73 per pound for the year 2011. In addition, we have hedged approximately 16% of 2011 copper production through zero-cost collars with an average floor price of $3.00 per pound and an average cap price of $4.54 per pound.

Through September 30, 2010 we produced 767 million pounds of copper and we expect to produce about 1.1 billion pounds of copper for the year 2010.  We are progressing with the restoration of production at Cananea and we expect to reach full production by February 2011.

Through September 30, 2010 we sold 801.6 million pounds of copper and 33.9 million pounds of molybdenum.  Barring any disruption to our operations we expect to sell about 300 million pounds of copper and 45.1 million pounds of molybdenum in the fourth quarter 2010. We are currently reviewing our production plan for 2011.

Operating cash cost per pound of copper, net of by-products credit, was 14.5 cents per pound in the first nine months of 2010 and 28.7 cents in the third quarter 2010, compared with 36.9 cents per pound and 11.5 cents per pound in the comparable 2009 periods.  Assuming current average prices for our by-products for the fourth quarter 2010, we estimate an operating cash cost per pound of copper, net of by-products credit, of 18.0 cents per pound for year 2010.

We expect to spend $450 million on capital expenditures in 2010.  Also, we have investment projects in Peru and Mexico totaling $1.8 billion and $3.8 billion, respectively.  When completed, these projects will increase our production capacity by approximately 1.3 billion pounds of copper and 12.3 million pounds of molybdenum while maintaining SCC’s low cost leadership.

Earnings: Net earnings in the third quarter and nine months ended September 30, 2010 were 16.9% and 87.6% higher than the comparable 2009 periods, principally as a result of higher average copper prices and the prices for our major by-products.

Although market conditions continue to be turbulent due to US and European economic recovery concerns and a potential weakening of Chinese growth, we are confident about the long-term outlook of our Company.  It is our view that we are moving toward a deficit copper market in 2011.  At the end of the third quarter, the combined inventories of the LME, COMEX and Shanghai warehouses have decreased by 35% from their February peak.  We believe that Southern Copper, with its aggressive growth programs, is well positioned to benefit from these markets and to continue to generate strong returns for its shareholders.

The table below highlights key financial and operational data for our Company for the three and nine months ended September 30, 2010 and 2009:

	3 months ended September 30,			9 months ended September 30,
	2010	2009	Variance	2010	2009	Variance
Net sales (in millions)	$1,258	$1,152	$106	$3,650	$2,598	$1,052
Net income attributable to SCC (in millions)	$365	$312	$53	$1,062	$566	$496
Earnings per share	$0.43	$0.37	$0.06	$1.25	$0.67	$0.58
Dividends per share	$0.37	$0.10	$0.27	$1.25	$0.26	$0.99
Average LME copper price	$3.29	$2.66	$0.63	$3.25	$2.11	$1.14
Pounds of copper sold (in millions)	288	303	(15)	802	840	(38)

Production: Third quarter 2010 mined production of our major by-products was lower compared with the third quarter of 2009, copper, however, increased 4.1%, principally due to the recovery of production at the Cananea mine.  Also copper mined production increased 10.3% compared to the second quarter 2010 because of higher production in all of our mines due to higher ore grades, recoveries and Cananea’s SXEW production.

The table below highlights key mine production data for our Company for the three months ended September 30, 2010 and 2009:

(in million pounds except	Three months ended September 30,			Nine months ended September 30,
silver, in million ounces)	2010	2009	Variance	2010	2009	Variance

Copper mined	276.0	265.1	10.9	767.2	792.1	(24.9)
Molybdenum mined	11.0	11.4	(0.4)	33.7	30.1	3.6
Zinc mined	54.0	61.3	(7.3)	169.2	181.9	(12.7)
Silver mined	3.1	3.3	(0.2)	9.4	9.8	(0.4)

Cananea mine: We are progressing with the restoration of production at Cananea.  Production at this unit has reached 30% capacity and we expect to reach full production by February 2011.  Approximately 3,400 contractors and Company workers are engaged in the recovery process which is estimated to cost $114 million, part of which will be covered by insurance.

Tantahuatay: The construction of the Tantahuatay gold project, in which we have a 44.25% participation, has advanced and is expected to start dore gold production by June 2011.  The project is expected to have an average annual production of 90,000 ounces of gold and about 426,000 ounces of silver, for 5 years.  It will require a total investment of $110 million.

AMC’s business combination proposal: On July 22, 2010, we received a non-binding proposal from our parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco, in which all stockholders of Southern Copper would receive 1.237 common shares of AMC in exchange for each share of SCC.  Under the proposal presented by AMC, the stock of AMC would be registered and listed on the New York, Mexico and the Lima Stock Exchanges.

On August 10, 2010, we formed a special committee of independent directors to evaluate AMC’s proposal.  The special committee has engaged independent legal and financial advisors to assist in this transaction and help in the evaluation of this proposal.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Positive (negative)	Nine months Ended September 30,		Positive (negative)
(dollars per pound)	2010	2009	Variance	2010	2009	Variance
Operating cash cost per pound of copper produced	$0.287	$0.115	$(0.172)	$0.145	$0.369	$0.224
Less: by-products revenue and net revenue on sale of metal purchased from third parties	1.159	1.315	(0.156)	1.358	0.989	0.369
Operating cash cost per pound of copper produced without by-products revenue and net revenue on sale of metal purchased from third parties	$1.446	$1.430	$(0.016)	$1.503	$1.358	$(0.145)

As seen in the table above, our per pound cash cost for the three and nine months ended September 30, 2010 when calculated with by-products revenue are costs of 28.7 and 14.5 cents per pound, respectively, compared with costs of 11.5 and 36.9 cents per pound in the comparable periods of 2009.  The increase of 17.2 cents per pound in the third quarter 2010 was primarily due to lower by-products credit in the 2010 period as a result of lower molybdenum, zinc and silver sales volume, partially offset by increases in 2010 prices for all of our by-products.  The decrease of 22.4 cents per pound in the nine months period was primarily due to higher by-products credit in the 2010 period as a result of higher prices for all of our by-products and higher molybdenum sales volume.

Our cash cost, excluding by-product revenues, was higher by 1.6 and 14.5 cents per pound in the third quarter and the nine months of 2010 than in the 2009 periods due to higher power, labor, fuel and material repair costs.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2010 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$5.9	$25.7	$1.2	$8.1

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

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Peru:
Peruvian inflation rate	0.6%	(0.1)%	2.0%	(0.1)%
Nuevo sol/dollar devaluation/(appreciation) rate	(1.4)%	(4.2)%	(3.6)%	(8.2)%

Mexico:
Mexican inflation rate	1.0%	1.0%	2.4%	2.3%
Peso/dollar devaluation/(appreciation) rate	(1.2)%	2.2%	(4.3)%	(0.3)%

Capital Expansion and Exploration Programs

We have investment projects in Peru and Mexico totaling $1.8 billion and $3.8 billion, respectively.  In Peru these projects include the development of the Tia Maria ore body and the expansion of the Toquepala and Cuajone properties.  Projects in Mexico include expansion of the Cananea concentrator and SXEW facilities as well as a new smelter, refinery and power plant.  When completed, these projects will increase our production capacity by approximately 1.3 billion pounds of copper and 12.3 million pounds of molybdenum.

We made capital expenditures of $112.9 million and $281.2 million for the three and nine months ended September 30, 2010, compared with $110.6 million and $316.7 million in the comparable periods of 2009, respectively.  In general, the capital expenditures and projects described below are intended to increase production and to improve cost competitiveness.

Set forth below are descriptions of some of our current expected capital expenditures.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Peruvian Operations:

Toquepala concentrator expansion: Through September 30, 2010, we have spent a total of $114.6 million on the Toquepala concentrator expansion.  The expansion is designed to increase annual production by approximately 220 million pounds of copper and 6.8 million pounds of molybdenum.  The use of high pressure grinding rolls (HPGR) and wet screening at the tertiary crushing stage was defined.  Engineering for the project is under review and the EIA is expected to be presented by the end of year 2010.

Tia Maria project: The project is expected to have annual production of 260 million pounds of SXEW copper when completed and has a budget of $934 million.  Additional information for the project including the use of sea water was submitted to the government.  We expect the government’s decision in the fourth quarter 2010 on the new actions required to obtain approval of the EIA.  Construction works are scheduled to begin in the first quarter of 2011 and copper production by mid 2012.

Cuajone Concentrator Expansion: The Cuajone expansion project is also ongoing.  As of September 30, 2010 we have spent a total of $39.4 million.  The purchase of mine and auxiliary equipment to support the work to optimize the Cuajone mining plan is in progress.  As part of the Cuajone expansion plans, the project contemplates a variable grade cut-off methodology, which will increase the copper and molybdenum production by approximately a total of 324.1 million pounds and 6.6 million pounds, respectively, in the next 10 years.

Mexican operations:

The new SXEW plant (“SXEW III”) and the crushing, conveying and spreading system (“Quebalix III”) projects, both at Cananea, have been restarted.  The basic engineering for the SXEW III, developed in 2006, is being reviewed by ICA-Fluor and is expected to be completed by December 2010.  We expect to start the detailed engineering early in 2011 and, when completed, we will begin the acquisition of major equipment and construction of the plant.  Total budget for this project is $180 million, of which we have spent $1.9 million as of September 30, 2010.  Regarding the Quebalix III, we have almost completed the acquisition of the project equipment and will begin construction of the crusher building.  We expect a total investment of $56 million, of which we have spent $34.9 million as of September 30, 2010.

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

PRODUCTION

Copper mined production in the third quarter 2010 increased by 4.1% to 276.0 million pounds compared to 265.1 million pounds in the third quarter 2009.  This increase was mainly the result of 11.0 million pounds of SXEW copper production at our Cananea mine.  Toquepala mine production also increased to 77.9 million pounds in the third quarter 2010 from 70.2 million pounds in the third quarter 2009 due to higher ore grades and recoveries. These increases were partially offset by a decrease of 4.4 million pounds at La Caridad mine due to lower ore grade and recoveries and a decrease of 4.4 million pounds at the Cuajone mine due to lower ore grade.

In the third quarter 2010, molybdenum production decreased 3.5% from the third quarter 2009 to 11.0 million pounds, principally due to lower grade at the Cuajone mine. In the nine months of 2010, molybdenum production increased by 12% to 33.7 million pounds from 30.1 million pounds in the nine months of 2009.

Zinc refined increased 0.7% in third quarter 2010 compared to third quarter 2009. Zinc mine production in the third quarter 2010 decreased by 11.9% to 54.0 million pounds compared to the third quarter 2009, mainly the result of lower production at the Santa Eulalia mine due to unusually heavy rains, which caused flooding in the area, and hindered production. We are working to correct this problem and expect to restore production by April 2011.

Silver refined production increased 5.5% in the third quarter 2010 to 3.5 million ounces compared to the third quarter 2009, principally due to higher silver content in third-party material processed at our Ilo facilities.

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine month periods ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,257.9	$1,151.8	$3,650.5	$2,598.3
Operating costs and expenses	(655.0)	(643.1)	(1,898.4)	(1,642.2)
Operating income	602.9	508.7	1,752.1	956.1
Non-operating income (expense)	(57.0)	(26.7)	(127.5)	(59.5)
Income before income taxes	545.9	482.0	1,624.6	896.6
Income taxes	(178.7)	(167.7)	(556.9)	(327.1)
Net income attributable to non-controlling interest	(2.0)	(1.8)	(5.9)	(3.4)
Net income attributable to SCC	$365.2	$312.5	$1,061.8	$566.1

Average Metal Prices

The table below outlines the average metal prices during the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Copper ($ per pound – LME)	$3.29	$2.66	23.7%	$3.25	$2.11	54.0%
Copper ($ per pound – COMEX)	$3.30	$2.67	23.6%	$3.26	$2.13	53.1%
Molybdenum ($ per pound)	$14.86	$14.50	2.5%	$15.58	$10.78	44.5%
Zinc ($ per pound – LME)	$0.91	$0.80	13.8%	$0.96	$0.67	43.3%
Silver ($ per ounce –COMEX)	$18.98	$14.76	28.6%	$18.08	$13.71	31.9%

Net Sales.  Net sales for the three and nine months ended September 30, 2010 increased by $106.1 million and $1,052.2 million, respectively, compared with the same periods of 2009.  These increases were principally due to higher metal prices and higher molybdenum sales volume in the nine months period partially offset by lower copper, silver and zinc sales volumes.  Lower copper sales volume of 14.9 million pounds and 37.8 million pounds in the three and nine month periods respectively, were mainly at our Peruvian operations, and for the nine month period, was caused by lower copper production.  In addition, in the third quarter of 2009 we had a sale of copper in blister and smelter slag.  This type of sale does not occur very often at our Peruvian operations.  The decrease in copper sales volume was partially offset by the sale of production from the Cananea mine.

The table below presents information regarding the volume of our copper sales by segment for the three and nine month periods ended September 30, 2010 and 2009:

Copper Sales (million pounds):

	Three Months Ended September 30,			Nine months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Peruvian operations	201.0	224.6	(23.6)	574.9	605.6	(30.7)
Mexican open-pit	87.5	76.5	11.0	226.3	217.7	8.6
Mexican IMMSA unit	4.0	8.1	(4.1)	16.6	27.3	(10.7)
Other and intersegment elimination	(4.0)	(5.8)	1.8	(16.2)	(11.2)	(5.0)
Total	288.5	303.4	(14.9)	801.6	839.4	(37.8)

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine month periods ended September 30, 2010 and 2009:

By-product Sales:

	Three Months Ended September 30,		Nine months Ended September 30,
(in million pounds except silver — in million ounces)	2010	2009	2010	2009
Peruvian operations
Molybdenum contained in concentrates	5.5	5.9	16.5	13.8
Silver	1.4	1.2	3.3	3.1

Mexican open-pit
Molybdenum contained in concentrates	5.5	5.4	17.3	16.1
Silver	2.1	1.6	5.7	4.6

Mexican IMMSA unit
Zinc – refined and in concentrate	48.1	57.7	159.8	170.8
Silver	1.4	3.4	5.3	9.2

Other and intersegment elimination
Zinc – refined and in concentrate	(3.1)	(0.1)	(4.8)	1.1
Silver	(0.4)	(1.3)	(2.5)	(3.7)

Total by-product sales
Molybdenum contained in concentrates	11.0	11.3	33.8	29.9
Zinc – refined and in concentrate	45.0	57.6	155.0	171.9
Silver	4.5	4.9	11.8	13.2

Sales value per segment:

Three Months Ended September 30, 2010

(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$295.1	$10.5	$633.4	$(10.5)	$928.5
Molybdenum	80.1	—	76.3	—	156.4
Zinc	—	46.4	—	(2.8)	43.6
Silver	40.1	25.3	24.4	(7.3)	82.5
Other	15.3	18.2	15.5	(2.1)	46.9
Total	$430.6	$100.4	$749.6	$(22.7)	$1,257.9

Three Months Ended September 30, 2009
(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$205.6	$23.4	$582.0	$(11.0)	$800.0
Molybdenum	87.9	—	93.6	—	181.5
Zinc	—	44.8	—	(0.1)	44.7
Silver	24.2	49.2	15.9	(19.0)	70.3
Other	10.6	32.8	19.3	(7.4)	55.3
Total	$328.3	$150.2	$710.8	$(37.5)	$1,151.8

Nine months Ended September 30, 2010

(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$754.6	$46.9	$1,863.3	$(44.8)	$2,620.0
Molybdenum	275.4	—	237.0	—	512.4
Zinc	—	158.7	—	(3.8)	154.9
Silver	103.5	92.5	56.8	(41.5)	211.3
Other	41.9	68.5	52.5	(11.0)	151.9
Total	$1,175.4	$366.6	$2,209.6	$(101.1)	$3,650.5

Nine months Ended September 30, 2009

(in millions)

	Mexican Open Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$476.8	$55.9	$1,283.0	$(16.8)	$1,798.9
Molybdenum	187.8	—	159.0	—	346.8
Zinc	—	114.2	—	1.3	115.5
Silver	63.9	137.8	40.1	(52.1)	189.7
Other	35.3	80.7	50.8	(19.4)	147.4
Total	$763.8	$388.6	$1,532.9	$(87.0)	$2,598.3

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
United States	$252.8	$313.7	$817.6	$809.9
Europe	332.3	248.1	788.5	532.5
Mexico	231.4	256.1	697.5	574.4
Peru	74.2	64.7	155.3	105.5
Latin America (excluding Mexico and Peru)	270.1	178.8	803.2	368.5
Asia	97.1	90.4	388.4	207.5
Total	$1,257.9	$1,151.8	$3,650.5	$2,598.3

Operating Costs and Expenses

Operating costs and expenses were $655.0 million and $1,898.4 million in the three and nine month periods ended September 30, 2010, respectively, compared with $643.0 million and $1,642.2 million in the comparable periods of 2009.  The increases of $12.0 million and $256.2 million were primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the third quarter of 2010 was $542.5 million compared with $529.9 million in the same period of 2009.  The increase of $12.6 million was primarily due to the following: 1) $9.6 million of higher fuel and power cost primarily at our Mexican operations due to market prices and higher power purchased from third parties, 2) $20.1 million of higher labor, material repair and other production cost, partially offset by a 3) $33.7 million of lower cost of material purchased from third parties.  The third quarter 2010 period also includes $17.8 million of cost related to the Cananea and La Caridad labor disruptions.

Cost of sales (exclusive of depreciation, amortization and depletion) in the nine months ended September 30, 2010 was $1,564.0 million compared with $1,324.8 million in the same period of 2009.  The increase of $239.2 million was primarily due to the following: 1) $33.1 million of higher fuel and power cost primarily at our Mexican operations due to market prices and higher power purchased from third parties, 2) $50.1 million of higher labor, material repair and other production cost, 3) $84.6 million of higher workers’ participation due to higher pre-tax earnings, 4) $21.4 million of higher cost of material purchased from third parties, 5) $17.8 million of costs related to the Cananea and La Caridad labor disruptions 6) $2.5 million of severance payments related to the closing of the San Luis Potosi copper smelter, and 7) $11.9 million of higher tolling fees and other costs at our IMMSA unit.

Non-Operating Income (Expense)

Non-operating income and expense were an expense of $57.0 million and $127.5 million in the three and nine month periods ended September 30, 2010, respectively, compared to an expense of $26.7 million and $59.5 million in the comparable periods of 2009.

The $30.2 million increase in expense in the third quarter of 2010 includes $21.4 million of higher interest expense as a result of the new debt taken in April 2010 and $9.9 million of higher expense in other income (expense).

The $9.9 million of higher expense in other income includes a higher contribution of $0.7 million to the regional development fund and $1.4 million of lower miscellaneous income, both at our Peruvian operations, $6.0 million of higher cost of assets disposal and $2.7 million of donations, services and other miscellaneous expenses at our Mexican operations.

The $68.0 million increase in expense in the nine months ended September 30, 2010 includes $46.4 million of higher interest expense, as noted above and $16.9 million of higher expense in other income (expense).  The 2009 period also includes $4.1 million of gain on derivative instruments.

The $16.9 million decrease in other income (expense) was principally due to $4.4 million of a higher contribution to the regional development fund and $1.2 million of higher legal fees, both at our Peruvian operations, $6.0 million of higher cost of assets disposal and $2.7 million of donations, services and other miscellaneous expenses at our Mexican operations.

The 2009 period also included income of $1.9 million for a termination fee received from a Canadian mining company after they backed out of our purchase offer.

Income taxes: The income tax provision for the nine months ended September 30, 2010 and 2009 were $556.9 million and $327.1 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The income tax provision was 34.3% and 36.5% for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in the effective tax rate for the nine-month period of 2010 is largely due to the proportionately higher incremental U.S. income tax provided on dividend distributions made by our Mexican subsidiary to the U.S. parent in the nine-month period of 2009.  Because the pretax earnings in the nine-month period of 2009 were significantly lower than the 2010 pretax earnings the effect of this incremental tax had a larger than normal impact on the effective rate.  For the full year 2009 the final effective tax rate was 33.5%.  This dividend distribution is taxable in the U.S. at the difference between the 35% U.S. statutory rate and the Mexican statutory tax rate, which is currently 30%.

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

Segment Results Analysis

Peruvian Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian open pit operations segment, for the third quarter and the nine months ended September 30, 2010 and 2009 (in millions):

	Third Quarter		Variance		Nine months		Variance
	2010	2009	Value	%	2010	2009	Value	%
Net sales	$749.6	$710.8	$38.8	5.5%	$2,209.6	$1,532.9	$676.7	44.1%
Operating costs and expenses	(343.1)	(370.6)	27.5	7.4%	(1,024.0)	(869.8)	(154.2)	(17.7)%
Operating income	$406.5	$340.2	$66.3	19.5%	$1,185.6	$663.1	$522.5	78.8%

Third quarter:

Net sales in the third quarter of 2010 were $749.6 million compared with $710.8 million in the third quarter of 2009.  The increase of $38.8 million was primarily the result of higher metal prices, partially offset by lower copper sales volume.  Also in the 2009 third quarter we had a $6.5 million sale of copper slag.  This type of sale does not occur very often.

Operating costs and expenses in the third quarter of 2010 decreased by $27.5 million to $343.1 million from the third quarter of 2009, primarily due to $26.7 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the third quarter of 2010 was $295.3 million compared to $322.0 million in the comparable 2009 period.  The decrease was principally the result of 1) $28.9 million of lower inventory consumption in the 2010 period (inventory consumption in the third quarter of 2009 was $31.3 million compared with a consumption of $2.4 million in the third quarter 2010) and 2) $19.6 million of lower cost of copper purchases from third parties, partially offset by 3) $21.3 million of higher production cost, principally due to the maintenance of the Ilo smelter.

Nine months:

Net sales in the nine-month period of 2010 were $2,209.6 million compared with $1,532.9 million in the nine-month period of 2009.  The increase of $676.7 million was primarily the result of higher market prices, partially offset by lower copper sales volume.

Operating costs and expenses in the nine-month period of 2010 increased by $154.2 million to $1,024.0 million from $869.8 million in the nine-month period of 2009, primarily due to $143.3 million of higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the nine- month period of 2010 was $881.7 million compared to $738.4 million in the comparable 2009 period.  The principal elements of cost of sales, causing the increase, include the following: 1) $58.1 million of higher workers’ participation and $15.5 million of higher mine royalties, both due to higher earnings, 2) $32.1 million for the higher cost of copper purchases from third parties and 3) $50.9 million of higher production cost, principally due to higher operating and repair material costs.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the third quarter and the nine months ended September 30, 2010 and 2009 (in millions):

	Third Quarter		Variance		Nine months		Variance
	2010	2009	Value	%	2010	2009	Value	%
Net sales	$430.6	$328.3	$102.3	31.2%	$1,175.4	$763.8	$411.6	53.9%
Operating costs and expenses	(254.4)	(196.9)	(57.5)	(29.1)%	(696.2)	(547.1)	(149.1)	(27.3)%
Operating income	$176.2	$131.4	$44.8	34.1%	$479.2	$216.7	$262.5	121.1%

Third quarter:

Net sales in the third quarter of 2010 were $430.6 million compared to $328.3 million in the third quarter of 2009.  The increase of $102.3 million was due to higher metal prices and higher SXEW copper sales from the restored production at the Cananea mine.

Operating costs and expenses in the third quarter of 2010 increased by $57.5 million to $254.4 million from $196.9 million in the comparable 2009 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $59.1 million to $204.6 million in the third quarter of 2010 from $145.5 million in the same period of 2009.  The increase in cost of sales included: 1) $12.1 million for the higher cost of copper purchases from third parties, 2) $4.6 million of higher production cost, primarily resulting from higher fuel and power costs, 3) $16.9 million of higher inventory sold at La Caridad mine, and 4) $17.8 million of costs related to the Cananea and La Caridad labor disruptions.

Nine months:

Net sales in the nine-month period of 2010 were $1,175.4 million compared to $763.8 million in the nine-month period of 2009.  The increase of $411.6 million was due to higher metal prices and higher copper, molybdenum and silver sales volumes.  See sales volume above.

Operating costs and expenses in the nine-month period of 2010 increased by $149.1 million to $696.2 million from the comparable 2009 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $150.2 million to $547.9 million in the nine-month period of 2010 from $397.7 million in the same period of 2009.  The increase in cost of sales included: 1) $89.6 million for the higher cost of copper purchases from third parties and 2) $25.3 million of higher workers’ participation due to increased earnings. Also the 2010 period includes $17.8 million of costs related to the Cananea and La Caridad labor disruptions.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the third quarter 2010 and 2009 (in millions):

	Third Quarter		Variance		Nine months		Variance
	2010	2009	Value	%	2010	2009	Value	%
Net sales	$100.4	$150.2	$(49.8)	(33.2)%	$366.6	$388.6	$(22.0)	(5.7)%
Operating costs and expenses	(76.6)	(117.0)	40.4	34.5%	(271.7)	(313.8)	42.1	13.4%
Operating income	$23.8	$33.2	$(9.4)	(28.3)%	$94.9	$74.8	$20.1	26.9%

Third quarter:

Net sales in the third quarter of 2010 were $100.4 million compared to $150.2 million in the third quarter of 2009.  The decrease of $49.8 million was principally due to lower copper, zinc and silver sales volume, partially offset by higher metal prices.  The copper sales volume decrease was primarily due to lower blister sales caused by lower metal processed from third parties.  The lower zinc sales volume was due to lower production from the Santa Eulalia mine, which had flooding problems in the third quarter of 2010.

Operating costs and expenses in the third quarter of 2010 decreased by $40.4 million to $76.6 million from $117.0 million in the comparable 2009 period.  This decrease was primarily due to $41.1 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $41.1 million to $64.0 million from $105.1 million in the third quarter of 2009.  The decrease was primarily due to $44.2 million of lower metal purchases from third parties, partially offset by $3.8 million of higher production costs.

Nine months:

Net sales in the nine-month period of 2010 were $366.6 million compared to $388.6 million in the same period of 2009.  This decrease of $22.0 million in net sales was primarily due to lower copper, zinc and silver sales volume, partially offset by higher metal prices.  The copper sales volume decrease was primarily due to lower blister sales caused by lower metal processed from third parties and flooding problems at the Santa Eulalia mine since May 2010.

Operating costs and expenses in the nine months ended September 30, 2010 decreased by $42.1 million, to $271.7 million from $313.8 million in the comparable 2009 period.  This decrease was primarily due to $47.4 million of lower cost of sales (exclusive of depreciation, amortization and depletion), partially offset by $5.7 million of higher exploration cost at the Charcas, Santa Barbara and Santa Eulalia mines.

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $47.4 million to $234.1 million in the nine months ended September 30, 2010 from $281.5 million in the same period of 2009.  This decrease primarily included: 1) $93.0 million of lower metal purchases from third parties partially offset by 2) $2.5 million of severance payments related to the closing of the San Luis Potosi copper smelter, 3) $13.6 million of higher production cost principally due to higher fuel, power and operating and repair material costs, 4) $17.5 million due to changes in inventory levels, 5) $3.8 million of higher tolling fees and 6) $8.1 million of other production costs.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note M of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the nine months ended September 30, 2010 and 2009 (in millions):

	Nine months ended September 30,
	2010	2009	Variance
Net cash provided from operating activities	$1,368.8	$296.7	$1,072.1
Net cash used for investing activities	$(310.3)	$(274.3)	$(36.0)
Net cash provided from (used for) financing activities	$408.8	$(300.6)	$709.4

Net cash provided from (used for) operating activities:

The increase of $1,072.1 million in the nine months ended September 30, 2010 cash provided from operating activities compared with the same period of 2009, was primarily due to an increase of $498.2 million in net income and a decrease in working capital needs of $594.2 million, net of a decrease of $20.3 million on adjustments to reconcile earnings to cash.  The increase in net income was primarily due to higher metal prices.

The nine months ended September 30, 2010 and 2009 change in cash from working capital includes (in millions):

	Nine months ended September 30,
	2010	2009	Variance
Accounts receivable	$1.6	$(302.9)	$304.5
Inventories	25.7	33.9	(8.2)
Accounts payable and accrued liabilities	74.8	(360.4)	435.2
Other operating assets and liabilities	(9.4)	127.9	(137.3)
Total	$92.7	$(501.5)	$594.2

Nine months ended September 30, 2010:

In the nine months ended September 30, 2010 net income was $1,067.7 million approximately 78.0% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $242.1 million and a loss on currency translation of $13.9 million principally due to a 2% revaluation of the Peruvian nuevo sol, which increased operating cash flow and $46.8 million of deferred income tax benefit, which decreased operating cash flow.

In addition, in the nine months ended September 30, 2010 a decrease in working capital increased operating cash flow by $98.0 million.  The decrease in inventories was principally due to $21.7 million of lower copper in process due to the closing of the San Luis Potosi copper smelter at our Mexican operations and $10.6 million of higher supplies consumption at our Peruvian operations.  The increase in accounts payable and accrued liabilities was primarily due to higher income tax and workers’ participation provision, both because of higher net earnings.

Nine months ended September 30, 2009:

In the nine months ended September 30, 2009, net income was $569.5 million approximately 191.9% of the net operating cash flow.  Significant items added to, or (deducted from) operating cash flow included, depreciation, amortization and depletion of $239.2 million, $40.1 million deferred income tax provision, and ($57.0) million of unrealized gain on derivative instruments.

In addition, an increase in working capital decreased operating cash flow by $501.5 million.  The increase in accounts receivable value was due to the higher metal prices for most of our products.  The decrease in accounts payable and accrued liabilities was mainly due to a $112.8 million decrease in workers’ participation, due to payment of the 2008 provision and lower accrual in the current period, and $181.9 million decrease in accounts payable.

Net cash used for investing activities:

Nine months ended September 30, 2010:

Net cash used for investing activities in the nine months ended September 30, 2010 included $281.2 million for capital expenditures.  The capital expenditures included $201.1 million of investments at our Peruvian operations, $115.0 million for the Tia Maria project, $24.4 million for the Toquepala expansion project, $16.9 million for the Cuajone expansion project and $44.8 million for various other replacement expenditures.  In addition, we had $80.1 million of capital spending at our Mexican operations, $52.7 million of which was at our Mexican open pit operations, $19.4 million at our IMMSA unit and $8.0 million at our other Mexican facilities.  The nine months ended September 30, 2010 also include the purchase of short-term investments of $49.7 million and proceeds from the redemption of short-term investments of $14.0 million.

Nine months ended September 30, 2009:

Net cash used for investing activities in the nine months ended September 30, 2009 included $316.7 million for capital expenditures.  The capital expenditures included $220.9 million of investments at our Peruvian operations, $132.4 million for the Tia Maria project, $37.2 million for the Toquepala expansion project, $4.2 million for the Cuajone expansion and $47.1 million for various other replacement expenditures.  In addition, we spent $95.8 million for replacement assets at our Mexican operations, $55.8 million of which was at our Mexican open pit operations, $17.9 million at our IMMSA unit and $22.1 million at our other Mexican facilities.  For the nine months ended September 30, 2009 cash from investing activities also includes proceeds of $39.6 million from the redemption of short-term investments.

Net cash provided from (used for) financing activities:

Net cash provided from financing activities in the nine months ended September 30, 2010 was $408.8 million, compared with a use of $300.6 million in the nine months ended September 30, 2009.  The nine-month period of 2010 include $1.5 billion from the issuance of fixed-rate unsecured notes (see “Liquidity and capital resources - New SCC’s notes” below), a dividend distribution of $1,062.5 million, compared with a distribution of $224.1 million in the same period of 2009.  The 2010 nine-month period also includes $8.8 million of capitalized debt issuance cost.  In addition, in the nine-month period of 2009 we purchased 4.9 million shares of our common stock at a cost of $71.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On August 25, 2010, we paid a quarterly dividend of 37 cents per share, totaling $314.5 million.  On October 27, 2010, our Board of Directors authorized a quarterly dividend of 43 cents per share, expected to total $365.5 million, to be paid on November 30, 2010 to SCC shareholders of record at the close of business on November 16, 2010.

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

Interest on the notes will be paid semi-annually in arrears.  The notes will constitute our general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness.  Our ratio of debt to total capitalization increased to 41.5% at September 30, 2010 compared to 24.7% at December 31, 2009.

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

Contractual Obligations:

There was no material change in our contractual obligations in the third quarter 2010.  Please refer to our June 2010 Form 10-Q and to Item 7 in our 2009 annual report on Form 10-K for further information regarding our contractual obligations.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Please see Note B to our condensed consolidated financial statements.

NON-GAAP INFORMATION RECONCILIATION

Following is a reconciliation of “Operating Cash Cost” to GAAP cost of sales (in millions of dollars and dollar per pound):

	Third quarter 2010		Third quarter 2009
	$	$ per pound	$	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$542.5	$1.983	$529.9	$2.053
Add:
Selling, general and administrative	21.2	0.077	23.8	0.092
Treatment and refining charges	13.7	0.050	21.0	0.081
By-products revenue (1)	(314.0)	(1.148)	(332.2)	(1.287)
Net revenue on sale of metal purchased from third parties	(2.9)	(0.011)	(7.3)	(0.028)
Less:
Workers’ participation	(57.0)	(0.208)	(56.5)	(0.219)
Cost of metal purchased from third parties	(47.0)	(0.172)	(85.5)	(0.331)
Royalty charge and other, net	(53.9)	(0.197)	(32.2)	(0.125)
Inventory change	(23.9)	(0.087)	(31.3)	(0.121)
Operating cash cost	78.6	0.287	29.7	0.115

Less by-product revenue and net revenue on sale of metal purchased from third parties	316.9	1.159	339.5	1.315
Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$395.5	$1.446	$369.2	$1.430
Total pounds of copper produced (in millions)	273.6		258.1

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$1,564.0	$2.073	$1,324.8	$1.711
Add:
Selling, general and administrative	64.9	0.086	60.7	0.078
Treatment and refining charges	32.5	0.043	35.9	0.046
By-products revenue (1)	(1,013.7)	(1.344)	(744.7)	(0.962)
Net revenue on sale of metal purchased from third parties	(10.6)	(0.014)	(20.6)	(0.027)
Less:
Workers’ participation	(168.2)	(0.223)	(83.2)	(0.107)
Cost of metal purchased from third parties	(204.9)	(0.272)	(188.3)	(0.243)
Royalty charge and other, net	(132.4)	(0.174)	(85.3)	(0.110)
Inventory change	(22.3)	(0.030)	(13.2)	(0.017)
Operating cash cost	109.3	0.145	286.1	0.369

Less by-product revenue and net revenue on sale of metal purchased from third parties	1,024.3	1.358	765.3	0.989
Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$1,133.6	$1.503	$1,051.4	$1.358
Total pounds of copper produced (in millions)	754.5		774.4

(1) Includes net by-product sales revenue and premiums on sales of refined products

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at September 30, 2010, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.7 million annually.  Most of our debt is at fixed rates.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Peru:
Peruvian inflation rate	0.6%	(0.1)%	2.0%	(0.1)%
Nuevo Sol/dollar devaluation/(appreciation) rate	(1.4)%	(4.2)%	(3.6)%	(8.2)%

Mexico:
Mexican inflation rate	1.0%	1.0%	2.4%	2.3%
Peso / dollar devaluation/(appreciation) rate	(1.2)%	2.2%	(4.3)%	(0.3)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2010 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
(in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$17.9
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(14.7)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$29.6
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(24.2)

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver – per ounce)	0.01	1.00	0.01	1.00
Annual change in net income attributable to SCC (in millions)	$5.9	$25.7	$1.2	$8.1

Provisionally priced sales:

At September 30, 2010, we have recorded provisionally priced sales of 5.4 million pounds of copper, at an average forward price of $3.63 per pound.  Also we have recorded provisionally priced sales of 9.5 million pounds of molybdenum at the September 30, 2010 market price of $15.35 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note F to our condensed consolidated financial statements.

Derivative instruments:

We occasionally use derivative instruments to manage our exposure to market risk from changes in commodity prices and interest rate and exchange rate risk exposures.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposure to market risk.  We did not hold any derivative contracts for the nine months ended September 30, 2010.

Copper derivatives:

Beginning on September 29, 2010 and through October 26th, 2010, we entered into copper derivative contracts to protect the sales value of a portion of our fourth quarter and 2011 copper production, as follows:

	4th Quarter	Year 2011
Swap contracts (1)
Pounds in millions	170.9	150.1
Weighted average LME price	$3.67	$3.73

Collar Contracts (1)
Pounds in millions	—	211.6
Average LME cap price	—	$4.54
Average LME floor price	—	$3.00

(1) Pounds are proportionally distributed over the periods.  Prices are the same for all months in periods

Gas swaps:

During the nine months ended September 30, 2010 and at September 30, 2010 we did not hold any gas derivative contracts.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

During the nine months ended September 30, 2010 and at September 30, 2010 we did not hold any exchange rate derivative contracts.

Short-term Investment:

Short-term investments were as follows (in millions):

	At
Investments	September 30, 2010	December 31, 2009
Trading securities (in millions)	$49.7	$—
Weighted average interest rate	1.37%	—

Available for sale (in millions)	$9.7	$22.9
Weighted average interest rate	1.01%	0.63%
Total	$59.4	$22.9

Trading securities: consist of $50.0 million Petroleos Mexicanos bonds acquired at 99.4% and with an original maturity on December 3, 2012, which we have the intention to sell in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and as of September 30, 2010 includes corporate bonds and asset and mortgage backed obligations.  As of September 30, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and obtained gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	September 30,		September 30,
	2010	2009	2010	2009
Interest earned	$0.1	$0.1	$0.1	$0.7
Investment redeemed	$3.0	$8.8	$14.2	$39.6
Gain in fair value	$0.3	$0.9	$0.7	$3.2

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2010, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries as of September 30, 2010, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

November 3, 2010

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

The information provided in Note M “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

There have been no material changes to our risk factors during the quarter ended September 30, 2010. For additional information on risk factors, please see “risk factors”, included in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, as updated in our June 30, 2010, Form 10-Q.

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

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that may yet be Purchased Under the	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	Plan @ $35.12	million)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.6

2009:						71.9
01/12/09	09/30/09	4,912,000	14.64	33,422,150

2010:
05/05/10	05/05/10	13,200	28.75	33,435,350		0.4
08/12/10	08/12/10	1,200	29.33	33,436,500		0.1

Total Purchased		33,436,550	$13.67		1,225,120	$457.0

As a result of the repurchase of SCC common shares and AMC’s purchase of SCC shares, Grupo Mexico’s direct and indirect ownership remains at 80% at September 30, 2010.

Item 6. – Exhibits

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

November 3, 2010

/s/ Genaro Guerrero
Genaro Guerrero Chief Financial Officer
Vice President, Finance and Chief Financial Officer

November 3, 2010

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.