Form 10-K
period 2010-12-31
SOUTHERN COPPER CORP/
filed 2011-03-01
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

At January 31, 2011, there were of record 850,000,000 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2010 as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $4,512 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2011 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 188 through 190

Southern Copper Corporation (“SCC”)

PART I.

ITEM 1. BUSINESS

THE COMPANY

Southern Copper Corporation (“SCC” or the “Company”) is one of the largest integrated copper producers in the world.  We produce copper, molybdenum, zinc and silver.  All of our mining, smelting and refining facilities are located in Peru and in Mexico and we conduct exploration activities in those countries and Chile.  See Item 2 “Properties - Review of Operations” for maps of our principal mines, smelting facilities and refineries.  Our operations make us one of the largest mining companies in Peru and also in Mexico.  We believe we have the largest copper reserves in the world.  We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960.  Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce anode copper; and the refining of anode copper to produce copper cathodes.  As part of this production process, we also produce significant amounts of molybdenum concentrate and refined silver.  Additionally, we produce refined copper using SXEW technology.  We operate the Toquepala and Cuajone mines high in the Andes Mountains, approximately 860 kilometers southeast of the city of Lima, Peru.  We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired in 2005.  Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead.  Minera Mexico operates through subsidiaries that are grouped into three separate units.  Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “Mexcobre unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SXEW plant, a smelter, refinery and a rod plant.  Buenavista del Cobre S.A. de C.V., formerly named Mexicana de Cananea S.A. de C.V. through December 11, 2010, (together with its subsidiaries, the “Buenavista unit”) operates Buenavista, formerly named Cananea, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SXEW plants.  Industrial Minera Mexico, S.A. de C.V. and Minerales Metalicos del Norte, S.A. (together with its subsidiaries, the “IMMSA unit”) operate five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.

We utilize modern, state of the art mining and processing methods, including global positioning systems and computerized mining operations.  Our operations have a high level of vertical integration that allows us to manage the entire production process, from the mining of the ore to the production of refined copper and other products and most related transport and logistics functions, using our own facilities, employees and equipment.

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2010.  For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  Through its wholly-owned subsidiaries, Grupo Mexico as of December 31, 2010 owns 80.0% of our capital stock.  Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”, “Branch” or “Peruvian Branch”).  The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru.  The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa.  It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru.  Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares, (See Note 14 “Non-controlling interest” of our consolidated financial statements).

On April 1, 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the Mexcobre unit (ii) the Buenavista unit and (iii) the IMMSA unit.  We own 99.95% of Minera Mexico.

Pursuant to the $500 million share repurchase program authorized by our Board of Directors in 2008, through December 31, 2010, we purchased 33.4 million shares of our common stock at a cost of $457.0 million.  These shares will be available for general corporate purposes.  We may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

On July 22, 2010, we received a non-binding proposal from our parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco, LLC (“Asarco”), in which all stockholders of Southern Copper would receive 1.237 common shares of AMC in exchange for each share of SCC.  Under the proposal presented by AMC the stock of AMC would be registered and listed on the New York, Mexico and the Lima stock exchanges.  Once the listing and registration of the AMC shares are completed, SCC’s shares would be delisted from the exchanges.

In August 2010, we formed a special committee of independent directors to evaluate AMC’s proposal.  The special committee has engaged independent legal, financial and technical advisors to assist in the evaluation.  There is no specific deadline to complete this evaluation.

REPUBLIC OF PERU AND MEXICO

Our revenues are derived primarily from our operations in Peru and Mexico.  Risks related to our operations in both countries include those associated with economic and political conditions, effects of currency fluctuations and inflation, effects of government regulations and the geographic concentration of our operations.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”).  You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Southern Copper Corporation) file electronically with the SEC.  The SEC’s website is www.sec.gov.

Our Internet address is www.southerncoppercorp.com.  Commencing with the Form 8-K dated March 14, 2003, we have made available free of charge on this internet address our annual, quarterly and current reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  Our website includes the Corporate Governance guidelines and the charters of our most significant Board Committees.  However, the information found on our website is not part of this or any other report.

CAUTIONARY STATEMENT

Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures, including taxes, as well as projected demand or supply for the Company’s products.  Actual results could differ materially depending upon certain factors, including the risks and uncertainties relating to general U.S. and international economic and political conditions, the cyclical and volatile prices of copper, other commodities and supplies, including fuel and electricity, the availability of materials, insurance coverage, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, water and geological problems, the failure of equipment or processes to operate in accordance with specifications, failure to obtain financial assurance to meet closure and remediation obligations, labor relations, litigation and environmental risks, as well as political and economic risk associated with foreign operations.  Results of operations are directly affected by metals prices on commodity exchanges, which can be volatile.

Additional business information follows:

COPPER BUSINESS

Copper is the world’s third most widely used metal, after iron and aluminum, and an important component in the world’s infrastructure.  Copper has unique chemical and physical properties, including high ductility, malleability, and thermal and electrical conductivity, and resistance to corrosion that has made it a superior material for use in electrical and electronic products, including power transmission and generation, which accounts for about three quarters of its global copper use, telecommunications, building construction, transportation and industrial machinery businesses.  Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

Copper is usually found in nature in association with sulfur.  Pure copper metal is generally produced from a multistage process, beginning with the mining and concentrating of low-grade ores containing copper sulfide minerals, and followed by smelting and electrolytic refining to produce a pure copper cathode.  An increasing share of copper is produced from acid leaching of oxidized ores.  Copper is one of the oldest metals ever used and has been one of the important materials in the development of civilization.

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in late 2003 and copper prices continued to improve into the third quarter of 2008, from the 15-year price lows set during 2002.  Late in the third quarter of 2008 the price of copper, as well as the price of other commodities, suffered a brief temporary decline as a consequence of the world financial crisis reaching price lows of $1.30 per pound in the 4th quarter of 2008.  However, since 2009 the price of copper has improved, closing at year-end 2010 at $4.42 and $4.44 per pound on the LME and COMEX, respectively, and as of February 15, 2011 the LME and COMEX prices per pound were $4.58 and $4.62, respectively.

BUSINESS REPORTING SEGMENTS:

Our management views Southern Copper as having three reportable segments and manages it on the basis of these segments.

The three segments identified are groups of individual mines, each of which constitutes an operating segment with similar economic characteristics, type of products, processes and support facilities, regulatory environments, employee bargaining contracts and currency risks.  In addition, each mine within the individual group earns revenues from similar type of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

Inter-segment sales are based on arm’s-length prices at the time of sale.  These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by the Company are:

1.               Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  Sales of its products are recorded as revenue of our Peruvian mines.  The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.               Mexican open-pit operations, which include the La Caridad and Buenavista mine complexes and the smelting and refining plants and support facilities which service both mines.  Sales of its products are recorded as revenue of our Mexican mines.  The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

3.               Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine which produces coal and coke, and a zinc refinery.  This group is identified as the IMMSA unit and sales of its products are recorded as revenue of the IMMSA unit.

Financial information is regularly prepared for each of the three segments and the results are reported to the Chief Operating Officer on a segment basis.  The Chief Operating Officer focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.  These are common measures in the mining industry.

Segment information is included in Item 2 “Properties”, under the captions — “Metal production by segments” and “Ore Reserves.”  More information on business segment and segment financial information is included in Note 21 “Segment and Related Information” of our consolidated financial statements.

CAPITAL INVESTMENT PROGRAM

For a description of our capital investment program see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Capital Investment Program.”

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico and Chile.  We also conduct exploration in the areas of our current mining operations.  We invested $34.3 million in exploration programs in 2010, $24.6 million in 2009 and $37.0 million in 2008 and we expect to spend approximately $14.7 million in exploration programs in 2011.

Currently in Peru, we have direct control of 170,846 hectares of mineral rights.  In Mexico, we currently hold 174,887 hectares of exploration concessions.  We also currently hold 35,958 hectares of exploration concessions in Chile.

Peru

Los Chancas.  The Los Chancas project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit.  As a result of the pre-feasibility studies and after the preliminary design of the pit, estimates show 355 million tons of mineralized material with a copper content of 0.62%, molybdenum content of 0.05% and 0.039 grams of gold per ton.  In 2010, 9,944 meters of diamond drilling were performed thus concluding the complementary studies geared to define the mineral reserves of the deposit.  Likewise, as part of the feasibility study, the geotechnical studies were concluded.  We plan to continue to conduct the feasibility study of the project in 2011.

Tantahuatay.  The Tantahuatay project is located in the department of Cajamarca in northern Peru.  In 2010, we began development of this project to exploit the gold “cap.”  The Tantahuatay project contains estimated resources of 27.1 million tons of mineralized material, with an average silver content of 13 grams per ton and 0.89 grams of gold per ton.  We expect to start dore gold production by June 2011 and the project is expected to have an annual production of 90,000 ounces of gold and 425,000 ounces of silver for five years.  We have a 44.25% participation in this project.

During 2011, we will continue to assess the underlying copper deposits for possible future development.

Other Peruvian Prospects

As part of the 2010 exploration program, we concluded a program of 8,000 meters of diamond drilling in the central coast of Peru and started the drilling work at the Huallas project located in the department of Ayacucho (a skarn of copper-lead-zinc) and at the Clara project (copper porphyry) located in the department of Arequipa, where the Company has a 15,000 meter diamond drilling program.

Additionally, for 2011 we are considering developing a diamond drilling program of approximately 10,000 meters for some prospects located in the northern and southern parts of Peru.  We will continue with the regional exploration program of the various mineral deposits in Peru.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  The following are some of the more significant exploration projects:

El Arco.  The El Arco site is a copper deposit located in the state of Baja California in Mexico.  Exploration work at the site indicates approximately 1,207 million of metric tons of mineralized sulfide material with an average copper content of 0.5% and 0.125 grams of gold per ton and 290 million metric tons of copper oxide with 0.35% of copper grade.  In 2010, a deep drilling program of 1,214 meters indicates approximately 390 million tons of mineralized material with 0.62% of copper content below the current pit limits.  During 2011, we expect to increase the estimated mineralized material with a diamond drilling program of 5,000 meters.

A water source for the leaching operation was identified in 2009 and in 2010 four new production wells were drilled and confirmed an underground water availability of 300 liters per second in the area.

The feasibility study performed in 2010 is concluded and during 2011 we will evaluate the results to define the next steps of the project.

Angangueo.  The Angangueo site is located in the state of Michoacan in Mexico.  A deposit of 13 million tons of mineralized material has been identified with diamond drilling.  Testing indicates that the deposit has mineralized material containing 0.16 grams of gold and 262 grams of silver per ton, with 0.79% lead, 0.97% copper and 3.5% zinc.  In 2005, we received the approval for our environmental impact study and we are in the process of obtaining land use approval.  During 2009 and 2010, we continued negotiating with the state of Michoacan, Mexico to purchase various properties essential to our operations.  We expect to obtain a final agreement with the state government in 2011.  A prefeasibility study, commissioned in 2009, indicated that the Angangueo project needs to upgrade the Descubridora vein with more drilling.  In 2010 we started the feasibility study that we expect to complete in 2011 to evaluate the construction of the project.

Buenavista-Zinc (formerly named Buenavista).  The Buenavista-Zinc site is located in the state of Sonora, Mexico and forms part of the Buenavista ore body.  Drilling and metallurgical studies have shown that the zinc-copper deposit contains approximately 36 million tons of mineralized material containing 29 grams of silver per ton, 0.69% copper and 3.3% zinc.  A new “scoping level” study indicates that Buenavista-Zinc may be an economic deposit.  Due to the now settled labor strike at the Buenavista mine no work was performed from 2008 through 2010.  In 2011 we expect to resume the project, complete the feasibility study and evaluate starting the initial stripping and the construction of the concentrator.

Carbon Coahuila.  In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant.  During 2010, 1,213 meters of diamond drilling were completed at the Rosita pit area and with this drilling, 10,100 tons of mineralized coal was added to the mineralized material estimates for this open pit project.  In 2011 we plan to continue the exploration of the open pit coal project between the Conquista and La Caballada pits.

The Chalchihuites.  The Chalchihuites site is located in the state of Zacatecas.  It is a replacement deposit with mixed oxides and sulfides of lead, copper, zinc and silver.  A drilling program, in the late 1990’s, defined 16 million tons of mineralized material containing 95 grams of silver, 0.36% lead, 0.69% copper and 3.08% zinc per ton.  Preliminary metallurgical testing indicates that a leaching precipitating-flotation recovery process can be applied to this ore.  In 2009, we started a prefeasibility study which is expected to be completed by the end of 2011.  In 2010, we signed an agreement for the Cronos claims and plan to add the Guadalupe de Guantes claim in early 2011.  Exploration at these claims will occur in 2011 and is expected to add at least 10 million tons to the current mineralized material estimates.

Pilares.  In 2008, we bought Freeport-McMoran’s 49% interest in Minera Pilares, S.A. de C.V. (“Pilares”), giving us 100% ownership of Pilares.  Pilares is located in the state of Sonora, ten kilometers from the town of Nacozari de Garcia and six straight line kilometers from our La Caridad mine.  The work to clear and prepare the access to the Porvenir tunnel started at the end of 2008, but was suspended the same year due to unexpected difficulties in crossing a fault.  It was replaced by superficial drilling.  Calculations using Mine-Sight software indicated 52.9 million tons of estimated mineralized material, with 0.92% copper content.  Because all previous mineralized material calculations were based on rotary drilling, a diamond drilling program of 13,200 meters was performed in 2010, which confirmed these estimates of mineralized material.  A “heavy medium” metallurgical test was also conducted on core samples from this drilling.  Preliminary results indicate that this method may be feasible for the Pilares ore.  In 2010 we started a feasibility study, which we expect to complete by the end of the second quarter 2011.  As part of the feasibility study, we will perform metallurgical testing in a pilot plant to confirm the laboratory results.

Sierra de Lobos.  This project is located southwest of the city of Leon, Guanajuato.  Our target is to identify a copper and zinc deposit with mineralized material with average grades between 0.5% and 1.0% copper and between 5% and 7% zinc including a small contribution of gold and silver.  In 2008, 1,636 meters were drilled.  Results confirm the presence of copper and zinc mineralization, but an economic deposit has not yet been identified.  Due to the changes in our investment program priorities no work was performed in 2009 and 2010.  We expect to resume the drilling work on this project in the second half of 2011.

Chile

Ticnamar. The Ticnamar prospect, located in northern Chile, has been explored as a deposit with copper-molybdenum porphyric veins.  In 2010, 1,431 meters of diamond drilling were completed.  For 2011, we have planned geophysical studies geared to locate new drilling targets.

Catanave.  Located in northern Chile (Arica), Catanave belongs to a mineralized epithermal system of gold and silver.  In 2010, the environmental impact study was approved and for 2011 we have planned a diamond drilling program of 5,500 meters.

Santa Marta.  Located in the Atacama region, Santa Marta is being explored for copper and molybdenum porphyry.  During 2010, we diamond drilled 3,318 meters.  Exploration will continue in 2011.

San Benito.  Located in the Atacama region, San Benito is being explored for copper and molybdenum porphyry.  In 2010, a diamond drilling program of 3,241 meters was completed.  In 2011, we are planning geophysical studies geared towards locating new drilling targets.

El Salado y Resguardo de la Costa.  During 2010, we evaluated the results of the exploration stage of these two copper-gold prospects located in northern Chile (Atacama area) and decided to temporarily put these prospects on hold for further evaluation.

Other Chilean Prospects.  For 2011, we plan to continue with a regional exploration program oriented to locate systems mainly of porphyritics of copper and molybdenum.

PRINCIPAL PRODUCTS AND MARKETS

The principal uses of copper are in the building and construction industry, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer products and the automotive and transportation industries.  Molybdenum is used to toughen alloy steels and soften tungsten alloy and is also used in fertilizers, dyes, enamels and reagents.  Silver is used for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts.  Zinc is primarily used as a coating on iron and steel to protect against corrosion.  It is also used to make die cast parts, in the manufacturing of batteries and in the form of sheets for architectural purposes. Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 80% of our metal production for the years 2010, 2009 and 2008, was sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period according to the terms of the contract.

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

For additional information on sales please see Revenue recognition in Note 3 “Summary of significant accounting policies” and Note 21 “Segment and related information” of our consolidated financial statements.

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on the Commodities Exchange, or COMEX, in New York and the London Metal Exchange or LME, the two most important metal exchanges in the world.  Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week.  Our contract prices also reflect any negotiated premiums and the costs of freight and other factors.  From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions.  We entered into copper derivative contracts in 2008 and 2010.  During 2009 we did not hold any metal derivative contracts.  For a further discussion of derivative instruments see Item 7A “Quantitative and Qualitative Discussion about Market Risk”.  For a further discussion of our products market prices, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Metal Prices”.

The table below shows the high, low and average COMEX and LME copper prices during the last 15 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
1996	1.31	0.86	1.06	1.29	0.83	1.04
1997	1.23	0.76	1.04	1.23	0.77	1.03
1998	0.86	0.64	0.75	0.85	0.65	0.75
1999	0.85	0.61	0.72	0.84	0.61	0.71
2000	0.93	0.74	0.84	0.91	0.73	0.82
2001	0.87	0.60	0.73	0.83	0.60	0.72
2002	0.78	0.65	0.72	0.77	0.64	0.71
2003	1.04	0.71	0.81	1.05	0.70	0.81
2004	1.54	1.06	1.29	1.49	1.06	1.30
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009	3.33	1.38	2.35	3.33	1.38	2.34

2010-1st Q	3.56	2.85	3.28	3.55	2.83	3.28
2010-2nd Q	3.63	2.76	3.19	3.61	2.76	3.19
2010-3rd Q	3.66	2.87	3.30	3.65	2.88	3.29
2010-4th Q	4.44	3.66	3.93	4.42	3.67	3.92
2010	4.44	2.76	3.43	4.42	2.76	3.42

The per pound COMEX copper price during the last 5, 10 and 15 year periods averaged $3.05, $2.05 and $1.66, respectively.  The per pound LME copper price during the last 5, 10 and 15 year periods averaged $3.04, $2.04 and $1.65, respectively.

At February 15, 2011, the COMEX and LME copper prices were $4.62 and $4.58 per pound, respectively.

The table below shows the high, low and average market prices for our three principal by-products during the last 15 years:

	Zinc(LME)			Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)
Year	High	Low	Average	High	Low	Average	High	Low	Average
1996	0.48	0.45	0.47	5.82	4.67	5.18	5.25	3.13	3.79
1997	0.80	0.47	0.60	6.31	4.16	4.87	4.75	3.59	4.31
1998	0.52	0.42	0.46	7.26	4.61	5.53	4.48	2.10	3.42
1999	0.56	0.41	0.49	5.76	4.87	5.22	2.80	2.52	2.66
2000	0.58	0.46	0.51	5.55	4.56	4.97	2.92	2.19	2.56
2001	0.48	0.33	0.40	4.81	4.03	4.36	2.58	2.19	2.35
2002	0.38	0.33	0.35	5.11	4.22	4.60	7.90	2.43	3.76
2003	0.46	0.34	0.38	5.98	4.35	4.89	7.60	3.28	5.29
2004	0.58	0.43	0.48	8.21	5.51	6.68	32.38	7.35	16.20
2005	0.87	0.53	0.63	9.00	6.43	7.32	39.25	25.00	31.99
2006	2.10	0.87	1.49	14.85	8.82	11.54	28.20	21.00	24.75
2007	1.93	1.00	1.47	15.50	11.47	13.39	33.75	24.50	30.19
2008	1.28	0.47	0.85	20.69	8.80	14.97	33.88	8.75	28.42
2009	1.17	0.48	0.75	19.30	10.42	14.67	18.00	7.83	11.03

2010-1st Q	1.04	0.90	1.04	18.78	14.82	16.91	18.60	11.75	15.78
2010-2nd Q	1.13	0.72	0.92	19.64	17.29	18.35	17.93	13.75	16.10
2010-3rd Q	1.01	0.95	0.91	21.93	17.42	18.98	16.03	15.35	14.86
2010-4th Q	1.14	0.94	1.05	30.91	22.01	26.47	16.15	15.58	15.69
2010	1.14	0.72	0.98	30.91	14.82	20.18	18.60	11.75	15.60

The per pound LME zinc price during the last 5, 10 and 15 year periods averaged $1.11, $0.78 and $0.69, respectively.  The per ounce COMEX silver price during the last 5, 10 and 15 year periods averaged $14.95, $10.26 and $8.56, respectively.  The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5, 10 and 15 year periods averaged $22.00, $16.96 and $12.42, respectively.

At February 15, 2011, the LME zinc price was $1.13 per pound, the COMEX silver price was $30.53 per ounce and the Platt’s Metals Week Dealer Oxide molybdenum price was $17.88 per pound.

COMPETITIVE CONDITIONS

Competition in the copper market is primarily on a price and service basis, with price being the most important consideration when supplies of copper are ample.  Our products compete with other materials, including aluminum and plastics.  For additional information, see “Item 1A Risk Factors — The copper mining industry is highly competitive.”

EMPLOYEES

As of December 31, 2010, we had 11,126 employees, approximately 69% of whom are covered by labor agreements with ten different labor unions.  During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  Our Taxco and San Martin mines in Mexico have been on strike since July 2007, our Buenavista mine was on strike from July 2007 through June 6, 2010.

Peru

Approximately 62% of our Peruvian labor force was unionized at December 31, 2010 and was represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of our workers.  In September 2010, we reached a new three-year collective bargaining agreement with these three unions.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, the agreement provides for a productivity bonus program for the departments that reach certain parameters.  Also, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for these smaller unions are in force through November 2012.

During 2010 and 2009, no strikes occurred.  In 2008, strikes in support of a mining federation strike occurred at our operating areas, during which operations were close to normal.

Employees of the Toquepala and Cuajone units reside in townsites, where we have built 3,700 houses and apartments.  In 1998, Company housing at our Ilo unit, was sold to workers at nominal prices.  We still hold 90 houses at Ilo for staff personnel.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsite and housing complexes include schools, medical facilities, churches, social clubs and recreational facilities.  We also provide shopping, banking and other services at the townsites.

Mexico

Approximately 73% of the Mexican labor force was unionized at December 31, 2010 and was represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements.  Typically Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  We conduct negotiations separately at each mining complex and each processing plant.

The Buenavista mine experienced several recent labor stoppages.  The latest labor stoppage started in July 2007 and finished in June 2010.  Additionally, the Taxco and San Martin mines have been on strike since July 2007.  In 2009, more than 40% of the workers of the San Martin mine and 50% of the workers of the Taxco mine voluntarily requested severance payments and terminated their labor relationship with us. On December 10, 2009, a federal tribunal confirmed the legality of the San Martin strike.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican Mining Union at the Taxco mine, which termination was approved by the federal labor court on September 1, 2010.  The ruling was based upon the resistance of the mining union to allow mining experts to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union has presented an appeal of the labor court ruling before federal tribunals.  At December 31, 2010, the resolution of this case is pending.

It is expected that operations at these mines will remain suspended until these labor issues are resolved.

In the third quarter of 2010 operations at the La Caridad metallurgical complex were disrupted due to access road blockages established by a group of terminated workers and other agitators.  In October 2010, with the assistance of the Mexican authorities, order was restored and normal operations were restarted.  La Caridad’s mining operations continued during the blockage period and as a result we were able to maintain output.

Employees of the Mexcobre and Buenavista units reside in townsites at La Caridad and Buenavista, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively.  Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping centers, banking and other services.  At the Buenavista unit, health care is provided free of charge to employees, retired unionized employees and their families.

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuels, electricity and water.  We use natural gas to power boilers and generators and for metallurgical processes at our Mexican operations and diesel fuel for mining equipment.  We believe that supplies of fuel, electricity and water are readily available.  Although the prices of these raw materials may fluctuate beyond our control, we focus our efforts to reduce these costs through cost and energy saving measures.

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., an independent power company

(“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  Enersur is building a 400 megawatt power plant, which will provide additional power reserves in the Ilo area.  We believe the plant is scheduled to commence operations in 2013.

In addition, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone.  Power is distributed over a 224-kilometer closed loop transmission circuit, which is interconnected with the Peruvian network.  We obtain fuel in Peru primarily from a local producer.

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

In 2009, we signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that we believe better reflect current economic conditions in the power industry and in Peru.  We expect to obtain savings in our future power costs.  The new economic conditions agreed in the MOU have been applied by Enersur to its invoices to us since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  The MOU also established a time frame in which Enersur and the Company must negotiate in good faith to settle certain pending issues, including agreeing on a power purchase agreement for the Tia Maria project.  During 2010, we continued our negotiations with Enersur in order to obtain a final agreement for the Tia Maria project.

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

Mexico

Besides electric energy, the principal raw materials used in our operations are fuels.  Natural gas is used for metallurgical processes, to power furnaces, converters, casting wheels, boilers and electric generators.  Diesel oil is a backup for all these uses.  Also at our operations we use diesel oil for mining equipment.  Fuel, electricity and water supplies are readily available.  The prices of these materials may fluctuate beyond our control since the only supplier is the Mexican government.  We therefore focus our efforts to reduce these costs through cost and energy saving measures.

In Mexico, fuel is purchased directly from Petroleos Mexicanos, (“PEMEX”), the state oil monopoly.  Electricity for our Mexican operations, which is used as the main energy source at our mining complexes, is purchased from the Comision Federal de Electricidad, the Federal Electricity Commission, or CFE, the state’s electrical power producer.  In addition, we recover some energy from waste heat boilers at the La Caridad smelter.  Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of PEMEX and CFE, which reflect government policy, as well as international market prices for crude oil, natural gas and conditions in the refinery markets.

Mexcobre imports natural gas from the U.S. through its pipeline (between Douglas, Arizona and Nacozari, Sonora).  This permits us to import natural gas from the United States at market prices and thereby reduce operating costs.  Several contracts with PEMEX and the United States provide us with the option of using a monthly fixed price or daily fixed prices for our natural gas purchases.

During 2008 and 2009, we entered into gas swap contracts to protect part of our gas consumption as follows:

	2009	2008
Gas volume (MMBTUs)	184,000	460,000
Fixed price	$3.6350	$8.2175
Loss (in millions)	$—	$0.9

The losses obtained were included in the production cost.  During all of 2010 and at December 31, 2010, we did not hold any open gas swap contracts.

Energy is the principal cost in mining, therefore the concern for its conservation and efficient usage is very relevant.  We have an energy management committee at most of our mines.  The committees meet periodically to discuss consumptions and to develop measures directed at saving energy.  Also, alternative sources are being analyzed at the corporate level, both from traditional and renewable energy sources.  This has helped us develop a culture of energy conservation directed at the sustainability of our operations.

In prior years we announced plans to build a coal power generation plant in the state of Sonora, Mexico.  In 2010, after studying the cost and feasibility, we decided not to move forward with this project.

In Mexico, water is a national property and industries not connected to a public services water supply must obtain a water concession from Comision Nacional del Agua (the “National Water Commission”, or “CNA”).  Water usage fees are established in the Ley Federal de Derechos (the Federal Law on Water Rights), which distinguishes several availability zones with different fees per unit of volume according to each zone.  All of our operations have one or several water concessions and, with the exception of Mexicana de Cobre, pump out the required water from one or several wells.  Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants.  At our Buenavista facility, we maintain our own wells and pay the CNA for water measured by usage.  Water conservation committees have been established in each plant in order to conserve and recycle water.  Water usage fees are updated on a yearly basis and have been increasing in recent years.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in Note 15 “Commitments and contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 224,995 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	25,846	17,423	9,703	—	52,972
Exploration	2,099	6,700	4,600	157,447	170,846
Total	28,245	24,579	14,724	157,447	224,995

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2010, 2009 and 2008 were approximately $1.1 million, $1.1 million and $1.8 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.  We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

In 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we are subject to a 1% to 3% charge, based on sales, and calculated on the value of the concentrates produced at our Toquepala and Cuajone mines.  We made provisions of $65.5 million, $43.7 million and $53.9 million in 2010, 2009 and 2008, respectively, for this charge.  These provisions are included in cost of sales (exclusive of depreciation, amortization and depletion) in the consolidated statement of earnings.

Mexico

In Mexico we have approximately 375,045 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined in the table below.

	Underground Mines	La Caridad	Buenavista	Projects	Total
		(hectares)
Mine concessions	88,439	93,893	17,826	174,887	375,045

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $8.8 per hectare depending on the beginning date of the mining concession.  Fees paid during 2010, 2009 and 2008 were approximately $2.9 million, $2.5 million and $2.5 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

During the last 15-year period the yearly average price of copper per pound on the COMEX ranged from a low $0.72 in 1999 and 2002, to a high $3.43 in 2010.  In 2010 the COMEX copper price increased from a quarterly low of $3.19 per pound in the second quarter to a quarterly high of $3.93 per pound in the fourth quarter and closed the year at $4.44 per pound.  The LME copper prices during these periods, while slightly different, closely paralleled the COMEX prices.  Molybdenum, zinc and silver during the same 15-year period showed average highs and lows as follows: molybdenum $2.35 per pound, low in 2001 and $31.99 per pound, high in 2005; zinc $0.35 per pound, low in 2002 and $1.49 per pound, high in 2006; and silver $4.36 per ounce, low in 2001 and $20.18 per ounce high in 2010.

We cannot predict whether metals prices will rise or fall in the future.  Future declines in metals prices and, in particular, copper or molybdenum prices, will have an adverse impact on our results of operations and financial condition, and we might, in very adverse market conditions, consider curtailing or modifying certain of our mining and processing operations.

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

There is a degree of uncertainty attributable to the calculation of reserves.  Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only.  The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry.  We may be required in the future to revise our reserves estimates based on our actual production.  We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered.  Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty taxes and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time.  Reserves data are not indicative of future results of operations.  Our reserves are depleted as we mine.  We depend on our ability to replenish our ore reserves for our long-term viability.  We use several strategies to replenish and increase our ore reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic.  Acquisitions may also contribute to increased ore reserves and we review potential acquisition opportunities on a regular basis.  However, we cannot assure you that we will be able to continue with our strategy to replenish reserves indefinitely.

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

Our subsidiary, Minera Mexico, is a Mexican company and, as such, may pay dividends only out of net income that has been approved by the shareholders.  Shareholders must also approve the actual dividend payment, after mandatory legal reserves have been created and losses for prior fiscal years have been satisfied.  As a result, these legal constraints may limit the ability of Minera Mexico to pay dividends to us, which in turn, may have an impact on our ability to pay stockholder dividends or to service debt.

Through 2010, our management set aside $1.8 billion of unremitted earnings of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is our intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.

Our operations are subject to risks, some of which are not insurable.

The business of mining, smelting and refining copper, zinc and other metals is subject to a number of risks and hazards, including industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment, environmental hazards and weather and other natural phenomena, including earthquakes.  Such occurrences could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability.  In particular, surface and underground mining and related processing activities present inherent risks of injury to personnel and damage to equipment.  We maintain insurance against many of these and other risks, which may not provide adequate coverage in certain circumstances.  Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry.  Nevertheless recent environmental legal initiatives have considered future regulations regarding environmental damage insurance.  In case such regulations come into force, we will have to analyze the need to obtain such insurance.  We do not have, and do not intend to obtain, political risk insurance.  These or other uninsured events may adversely affect our financial condition and results of operations.

Deliveries under our copper sales agreements can be suspended or cancelled by our customers in certain cases.

Under our sales agreements, we or our customers may suspend or cancel delivery of copper during a period of force majeure.  Events of force majeure under these agreements include acts of nature, labor strikes, fires, floods, wars, transportation delays, government actions or other events that are beyond the control of the parties.  Any suspension or cancellation by our customers of deliveries under our sales contracts that are not replaced by deliveries under new contracts or sales on the spot market would reduce our cash flow and could adversely affect our financial condition and results of operations.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constituted approximately 36% of our total production cost in 2010 and 2009.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  In recent years the price of oil has risen dramatically due to a variety of factors.  Disruptions in energy supply or increases in costs of energy resources or increases of other production costs could have a material adverse effect on our financial condition and results of operations.

Shortages of water supply, critical parts, equipment and skilled labor may adversely affect our operations and development projects.

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

We are subject to the risks arising from adverse changes in domestic and global economic and political conditions.  Our industry is cyclical by nature and fluctuates with economic cycles, including the current global economic instability.

The weakness in the global economy has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and limited availability of credit and access to capital.

If the United States and the world-wide economic recovery continues to be weak or deteriorates or if Chinese economic growth weakens, it could have an impact on our business and our financial condition.  We cannot predict if the administrative and legislative actions taken in the United States and elsewhere in the world to address this situation will be successful in reducing the severity or duration of the economic instability.  The continuation or intensification of the slow global economic recovery and the sovereign debt crisis in Europe or elsewhere may prompt banks to limit or deny lending to us or to our customers, which may have an adverse effect on our liquidity and on our ability to carry out our announced capital investment programs.  Additionally, concerns over the slow recovery in the United States and elsewhere in the world may prompt our customers to slow down or reduce the purchase of our products.  We may experience longer sales cycles, difficulty in collecting sales proceeds, and lower prices for our products.  A change in the demand of our products could impact our results of operations and financial condition.  We cannot provide any assurance that any of these events will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

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

We are required to comply with occupational health and safety laws and regulations in Peru and Mexico where our operations are subject to periodic inspections by the relevant governmental authorities.  These laws and regulations govern, among others: health and safety work place conditions including with respect to high risk labor and the handling, storage and disposal of chemical and other hazardous substances.  We believe our operations are in compliance in all material respects with applicable health and safety laws and regulations in the countries in which we operate.  Compliance with these laws and regulations and new or existing regulations that may be applicable to us in the future could increase our operating costs and adversely affect our financial results of operations and cash flows.

We monitor occupational health and safety performance and compliance regularly through programs, reports and activities at our operations.  Accidents are reported to Mexican and Peruvian authorities as required.  In 2010, we had eight fatalities in Mexico, four Company employees and four contractor employees, also in Peru, we had two fatalities one company employee and one contractor employee.  The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have a material impact on our results.  In addition, in January 2011, there was a fatal accident at our Toquepala mine.  Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses.  In 2010, we were not subject to penalties or sanctions and we did not experience any shutdowns of our work areas.

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

On January 28, 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended.  This amendment gives an individual or entity having a legitimate interest the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that the harm may be caused.

As a result of the amendment, more legal actions supported or sponsored by non-governmental groups, interested in halting projects, and not necessarily in protecting the rights of affected communities may be filed against companies operating in all industrial sectors, including the mining sector.

Another initiative that has not entered into force, but is being analyzed by the Chamber of Deputies is the one related to amendments to the Civil Federal Procedures Code (“CFPC”).  This initiative consists of establishing three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The initiative is expected to be approved by the Chamber of Deputies this year and the related provisions to enter into force six months afterward.  If approved, the amendments to the CFPC may result in more litigation with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In 2003 and 2005, Peruvian environmental laws imposing closure and remediation obligations on the mining industry were enacted.  Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us.  Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.  We further discuss these obligations in our Note 11 “Asset Retirement Obligation” to our consolidated financial statements.  Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement.  We believe our operations are in compliance with all environmental laws and regulations within the areas we operate.

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

The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances of our facilities.  These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperatures.  These effects may adversely impact the cost, production and financial performance of our operations.

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

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate.  As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results.  These costs principally include electricity, labor, maintenance, local contractors and fuel.  For the year ended December 31, 2010, a substantial portion of our costs were denominated in a currency other than U.S. dollars.  Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined.  The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the currencies which most influence our costs.

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

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  As of December 31, 2010, unions represented approximately 69% of our workforce.  Currently, we have labor agreements in effect for all of our operations.

In June 2010, a work stoppage at our Buenavista mine (formerly named Cananea) was finally resolved after a period of three years.  The mine property is being rehabilitated and production is being restored.  Full production is expected by February 2011.

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

Our new mining or metal production projects may be subject to additional costs due to community actions and other factors.

Our exploration, mining, milling, smelting and refining activities are subject to Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards.  As in any other country, environmental regulations in Peru and Mexico have become increasingly stringent over the last decades.  In accordance with mining regulations in the countries where we operate, we have to submit an environmental impact assessment (“EIA”) for all our new mining projects or expansions of existing mining operations and/or facilities.  The EIA is then discussed at various open hearings with the local communities, where they have the opportunity to voice their opinion and/or concerns.  In Peru, the Ministry of Energy and Mines (“MINEM”) usually requires the mining companies to address the questions of the communities.  MINEM is the entity that approves the EIA and the execution of mining projects.

The Tia Maria project located in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SXEW copper cathodes per year.  The approved budget for the project is $934 million.  Through December 31, 2010, $432.5 million have been invested in this project.

In 2009, we submitted the EIA for the project to MINEM.  In April 2010, after social unrest in the Islay province of Arequipa that obstructed the public hearing for the EIA, Peruvian ministerial resolutions created a technical agency to analyze and respond to comments on the environmental impact of the Tia Maria project and temporarily suspended work at the project.  Because of the continued social unrest the technical agency never became operational.  Certain members of the local communities in the surrounding area of the Tia Maria project have opposed the project for various reasons, including for the purported use of underground water for the project alleging that it could cause a shortage of water supply for the farmers in the local communities and cause other potential impacts.  In connection with the EIA, we submitted to the government additional information, including the building of a desalinization plant to use sea water exclusively for the project.

On December 1, 2010, MINEM approved a communication plan with new options to use to inform the details of EIA to the local communities.  We completed the communication plan in January 2011, which included the opening of three information offices in the communities that would be mostly impacted by the project, four informative meetings with local communities’ members and media advertizing regarding the project in local newspapers, as well as on local television and radio stations.  On February 1, 2011, we filed a report with MINEM indicating full completion of the program.  The observations and comment period for the local communities’ members and other stakeholders, including environmentalist and non-governmental organizations, expires on March 2, 2011 and we expect to receive the EIA approval during the second quarter of 2011.

We are confident that we will continue with the Tia Maria project.  However, this project, or any other project which we may undertake in the future, may be subject to additional costs or delays due to actions by members of the local community or other factors.

We are controlled by Grupo Mexico, which exercises control over our affairs and policies and whose interests may be different from yours.

Grupo Mexico owns indirectly 80% of our capital stock.  Certain of our and Minera Mexico’s officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates.  We cannot assure you that the interests of Grupo Mexico will not conflict with ours.

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

Grupo Mexico reported that under its reorganization plan for Asarco, it had secured financing of $1.5 billion.  Currently $837.0 million is outstanding under the financing.  We cannot assure you that this increased financial obligation of our parent will not result in our parent corporation attempting to obtain increased dividends or other funding from us.

On July 22, 2010, we received a non-binding proposal from our parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco, in which all stockholders of Southern Copper would receive 1.237 common shares of AMC in exchange for each share of SCC.  Under the proposal presented by AMC, the stock of AMC would be registered and listed on the New York, Mexican and Lima stock exchanges.

On August 10, 2010, we formed a special committee of independent directors to evaluate AMC’s proposal.  The special committee has engaged independent legal, financial and mining advisors to assist in this transaction.  The group is currently working on the evaluation of this proposal; however, there is not a set deadline for completion of the evaluation.

The proposed transaction is subject to risks.  Such risks and uncertainties include, but are not limited to: SCC’s ability to enter into definitive agreements with respect to the proposed transaction; the results of SCC’s due diligence review of Asarco; SCC’s ability to achieve the benefits contemplated by the proposed transaction; SCC’s ability to promptly and effectively integrate with the businesses of AMC and Asarco; the costs associated with the proposed transaction; the timing to consummate the proposed transaction; any necessary actions to obtain required regulatory approvals; the ability to obtain existing lender and other required third-party consents; increased costs; metal prices; unfavorable economic conditions; changes in the legal and regulatory environment; litigation; and unstable political conditions, civil unrest or other developments.

In addition, we have in the past engaged in, and expect to continue to engage in, transactions with Grupo Mexico and its other affiliates which are related party transactions and may present conflicts of interest.  For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see Note 20 “Related Party Transactions.”

We may not continue to pay a significant amount of our net income as cash dividends on our common stock in the future.

We have distributed a significant amount of our net income as dividends since 1996.  Our dividend practice is subject to change at the discretion of our Board of Directors at any time.  The amount that we pay in dividends is subject to a number of factors, including our results of operations, financial condition, cash requirements, tax considerations, future prospects, legal restrictions, contractual restrictions in credit agreements, limitations imposed by the government of Peru, Mexico or other countries where we have significant operations and other factors that our Board of Directors may deem relevant.  In light of our capital investment program and the current global economic conditions, it is possible that future dividend distributions will be reduced from the levels of recent years.

Risks Associated with Doing Business in Peru and Mexico

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Peru and Mexico, mineral resources belong to the state and government concessions are required in both countries to explore for or exploit mineral reserves.  In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for our exploration, exploitation, extraction and/or production operations.  In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder.

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

A significant part of our operations are conducted in Peru.  Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in Peru.  During the past several decades, Peru has had a history of political instability that has included military coups and a succession of regimes with differing policies and programs.  Past governments have frequently intervened in the nation’s economy and social structure.  Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investment, as well as limitations on imports, have restricted the ability of companies to dismiss employees, have expropriated private sector assets (including mining companies) and have prohibited the remittance of profits to foreign investors.

For further discussion of contributions that the Company agreed to make to support the development of Peru and Peruvian legislation imposing royalty charges on mining companies, see “Regional Development Contribution” and “Royalty Charge” in Note 15 “Commitments and Contingencies” to our consolidated financial statements.

Terrorism in Peru was a risk in the 1980s and 1990s due to the presence of significant active terrorist groups.  However, in the past decade (2000s) terrorist activities have largely disappeared from Peru’s environment.

In the last 10 years Peru has had political and social stability.  The Peruvian government’s economic policies reduced inflation and the Peruvian economy has experienced significant growth in recent years.

In October 2010, Peru had regional and mayoral elections and in April 2011 Peru will elect a new president.

Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions in Peru and/or a resurgence of terrorist activity will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Mexican economic and political conditions, as well as drug-related violence, may have an adverse impact on our business.

The Mexican economy is highly sensitive to economic developments in the United States mainly because of its high level of exports to the United States market.  The global financial crisis, and the subsequent downturn in the United States economy, caused real gross domestic product in Mexico to fall 6.6% in 2009.  Mexico’s policy measures in response to the crisis and its prior economic performance have helped the economy begin a recovery.  Gross domestic product was about 5% in 2010 and is projected to be at least 4% in 2011.  Unless, new downside signals from the U.S. market or a significant increase in oil prices, which may endanger  economic growth in the world, copper prices should remain strong. Other  possible risks with apparently smaller consequences are increases in taxes on the mining sector or higher royalties. Like in many metal producing countries, the mining industry is perceived as a place where there is money to correct fiscal pressures.

On the political side, certain institutions are under significant stress, in particular police departments at the federal and local levels and the Army.  Mexican drug and organized crime problems stem from the successful blockage of the Caribbean Sea and the change in strategy by South American and U.S. criminal organizations to use Mexico as a stepping stone to the U.S. market. Corruption and drug-related violence grew among police forces, while at the same time well equipped Special Forces captured more than 18 kingpins of the drug cartels, thus sending traditional arrangements in disarray. The result has been an increase in violence among drug aspiring cartels in some states of Mexico. Naturally, other forms of organized crime began to flourish in the shadow of the larger cartel fights. That type of crime affects, in particular transportation of minerals and finished products which affect a small part of our production, however we do not expect it to constitute a significant risk. However, it should be mentioned as a potential risk.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions, as well as drug-related violence, in Mexico will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Peruvian inflation reduced economic growth and fluctuations in the nuevo sol exchange rate may adversely affect our financial condition and results of operations.

Over the past several years, Peru has experienced one of its best economic periods.  In Peru economic conditions have improved significantly in the last 7 years.  Inflation in 2009 was ok, the value of the neuvo sol  has appreciated against the U.S. dollar, 8.0% in 2009 and 2.8% in 2010.  Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars.  If inflation in Peru were to increase without a corresponding devaluation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our Common Stock, could be affected.  The Peruvian government’s economic policy reduced inflation and the Peruvian economy has experienced significant growth in recent years, we do not expect high inflation from its current level or that such growth will continue in the future at similar rates or at all.

Among the economic circumstances that could lead to a devaluation of the nuevo sol is the decline of Peruvian foreign reserves to inadequate levels.  However, Peru’s foreign reserves at December 31, 2010, were a record  $44.1 billion as compared with $33.1 billion and $31.2 billion at December 31, 2009 and 2008, respectively.  We cannot assure you of similar positions in the future but there doesn’t seem to be an adverse outlook for 2011 or 2012.

Mexican inflation, restrictive exchange control policies and fluctuations in the peso exchange rate may adversely affect our financial condition and results of operations.

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of our Mexican operations’ cost of sales are denominated in pesos.  Accordingly, when inflation in Mexico increases without a corresponding devaluation of the peso, the net income generated by our Mexican operations is in adversely affected.  The annual inflation rate in Mexico was 4.4% in 2010, 3.6% in 2009 and 6.5% in 2008.  The Bank of Mexico has publicly announced a target of 3% inflation for 2011.

At the same time, the peso has been subject in the past to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso increased by 5.4% and 3.5% in 2010 and 2009, respectively, and decreased by 24.5% in 2008.

While the Mexican government does not currently restrict the ability of Mexican companies or individuals to convert pesos into dollars or others currencies, in the future, we do not expect the Mexican government to impose any restriction or exchange control policies, it is an area we closely monitor, but is not a concern at this time.  We cannot assure you the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future.  The imposition of exchange control policies could impair Minera Mexico’s ability to obtain imported goods and to meet its U.S. dollar-denominated obligations and could have an adverse effect on our business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We were incorporated in Delaware in 1952.  Our corporate offices in the United States are located at 11811 North Tatum Blvd. Suite 2500, Phoenix, Arizona 85028.  Our Phoenix telephone number is (602) 494-5328.  Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima.  Our website is www.southerncoppercorp.com.  We believe that our existing properties are in good condition and suitable for the conduct of our business.

REVIEW OF OPERATIONS

The following maps set forth the locations of our principal mines, smelting facilities and refineries.  We operate open-pit copper mines in the southern part of Peru — at Toquepala and Cuajone — and in Mexico, principally at La Caridad and Buenavista.  We also operate five underground mines that produce zinc, copper, silver and gold, as well as a coal mine and a coke oven.

EXTRACTION, SMELTING AND REFINING PROCESSES

Our operations include open-pit and underground mining, concentrating, copper smelting, copper refining, copper rod production, solvent extraction/electrowinning (SXEW), zinc refining, sulfuric acid production, molybdenum concentrate production and silver and gold refining.  The extraction and production process are summarized below.

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

CONCENTRATING

The copper ore with a copper grade over 0.4% from the primary crusher or the copper, zinc and lead-bearing ore from the underground mines is transported to a concentrator plant where gyratory crushers break the ore into sizes no larger than three-quarter of an inch.  The ore is then sent to a mill section where it is ground to the consistency of fine powder.  The finely ground ore is mixed with water and chemical reagents and pumped as a slurry to the flotation separator where it is mixed with certain chemicals.  In the flotation separator, reagent solutions and air pumped into the flotation cells cause the minerals to separate from the waste rock and bubble to the surface where they are collected and dried.

If the bulk concentrated copper contains molybdenum it is first processed in a molybdenum plant as described below under “Molybdenum Production.”

COPPER SMELTING

Copper concentrates are transported to a smelter, where they are smelted using a furnace, converter and anode furnace to produce either blister copper (which is in the form of cakes with air pockets) or copper anodes (which are cleaned of air pockets).  At the smelter, the concentrates are mixed with flux (a chemical substance intentionally included for high temperature processing) and then sent to reverberatory furnaces producing copper matte and slag (a mixture of iron and other impurities).  Copper matte contains approximately 65% copper.  Copper matte is then sent to the converters, where the material is oxidized in two steps: (i) the iron sulfides in the matte are oxidized with silica, producing slag that is returned to the reverberatory furnaces, and (ii) the copper contained in the matte sulfides is then oxidized to produce copper that, after casting, is called blister copper, containing approximately 98% to 99% copper, or anodes, containing approximately 99.7% copper.  Some of the blister and anode production is sold to customers and the remainder is sent to the refinery.

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

SOLVENT EXTRACTION/ELECTROWINNING (SXEW)

An alternative to the conventional concentrator/smelter/refinery process is the leaching and SXEW process.  During the SXEW process, certain types of low-grade ore with a copper grade under 0.4% are leached with sulfuric acid to allow copper content recovery.  The acid and copper solution is then agitated with a solvent that contains chemical additives that attract copper ions.  As the solvent is lighter than water, it floats to the surface carrying with it the copper content.  The solvent is then separated using an acid solution, freeing the copper.  The acid solution containing the copper is then moved to electrolytic extraction tanks to produce copper cathodes.  Refined copper can be produced more economically (though over a longer period) and from lower grade ore using the SXEW process instead of the traditional concentrating, smelting and refining process.

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

KEY PRODUCTION CAPACITY DATA:

All production facilities are owned by us.  The following table sets forth as of December 31, 2010, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2010 Production	2010 Capacity Use
PERUVIAN OPEN-PIT UNIT

Mining Operations
Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd - ore milled	87.0 ktpd	100.0%
Toquepala open-pit mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd - ore milled	60.6 ktpd	101.1%
Toquepala SXEW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy - refined	37.9 ktpy	67.7%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy - concentrate feed	997.9 ktpy	83.2%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy - refined cathodes	255.5 ktpy	91.3%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy - sulfuric acid	963.0 ktpy	91.7%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	382.3 tpy	119.5%

MEXICAN OPEN-PIT UNIT

Mining Operations
Buenavista Open-pit mine (2)	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	76.7 ktpd - milling	-	-
Buenavista SXEW I, II plants (2)	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	20.7 ktpd	37.8
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd - milling	90.9 ktpd	101.0%
La Caridad SXEW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy - refined	22.9 ktpy	104.6%

Processing Operations
La Caridad copper smelter (3)	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy - concentrate feed	433.7 ktpy	43.4%
La Caridad copper refinery (3)	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	84.6 ktpy	28.2%
La Caridad copper rod plant (3)	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	57.3 ktpy	38.2%
La Caridad	Sonora	Slime recovery &	2.8 ktpy - slime	0.6 ktpy	21.4%

precious metals refinery (3)	(Mexico)	processing, gold & silver refining
La Caridad Sulfuric acid plant (3)	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy - sulfuric acid	441.5 ktpy	28.2%

IMMSA UNIT

Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy - ore milled	1,165.3 ktpy	79.8%
San Martin (4)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy - ore milled	-	-
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy - ore milled	1,578.3 ktpy	72.1%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy - ore milled	150.3 ktpy	27.5%
Taxco (4)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy - ore milled	-	-
Nueva Rosita coal & coke complex(5)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	240.5 ktpy	26.7%
			100 ktpy coke	72.9 ktpy	70.1%

Processing Operations
San Luis Potosi copper smelter (6)	San Luis Potosi (Mexico)	Concentrate smelting, blíster production	230 ktpy concentrate feed	33.1 ktpy	14.3%
			24.0 Ktpy blíster production	0.9 ktpy	3.8%
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	92.1 ktpy	90.5%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	166.7 ktpy	92.6%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy  = tons per year

(1)                      Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)                      During 2010, the Buenavista facilities were on strike into the second half of the year.

(3)                      The 2010 capacity utilization at the La Caridad processing facilities was reduced by the lack of materials from the Buenavista mine, which was on strike.

(4)                      During 2010, there was no production at the Taxco and San Martin mines due to strikes.

(5)                      As of December 31, 2010, the coal reserves for the Nueva Rosita coal plant were 100.7 million tons with average sulfur content of 1.1% and a BTU content of 8,503 per pound.

(6)                      In March 2010, the San Luis Potosi copper smelter was closed. Since then copper concentrates are sent to La Caridad copper smelter for processing.

PROPERTY BOOK VALUE

At December 31, 2010, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$413.1
Toquepala	586.7
Tia Maria project	432.5
Ilo and other support facilities	681.7
Property in progress	50.7
Total	$2,164.7

Mexican open-pit operations:
Buenavista	$541.2
La Caridad	1,006.6
Mexicana del Arco	31.5
Property in progress and other facilities	4.2
Total	$1,583.5

Mexican IMMSA unit:
San Luis Potosi	$35.8
Zinc electrolytic refinery	69.6
Charcas	21.1
San Martin	32.4
Santa Barbara	69.7
Taxco	6.0
Santa Eulalia	23.1
Nueva Rosita	20.5
Property in progress and other facilities	18.1
Total	$296.3

Mexican administrative offices	$50.5

Total Southern Copper Corporation	$4,095.0

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2010	2009	2008
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	289,947	280,263	251,651
Cuajone	363,692	416,562	432,249
SXEW Toquepala	83,640	83,691	85,537

Mexico open-pit
La Caridad	209,154	225,975	213,691
Buenavista	—	—	13,591
SXEW La Caridad	50,403	51,182	48,422
SXEW Buenavista	45,626	—	20,811

IMMSA unit	12,507	12,396	11,949
Total Mined	1,054,969	1,070,069	1,077,901

Smelted
Peru open-pit
Blister Ilo	—	19,270	—
Anodes Ilo	688,894	742,475	675,903

Mexico open-pit
Anodes La Caridad	256,913	307,880	379,000

IMMSA unit
Blister IMMSA	1,958	43,903	41,881
Total Smelted	947,765	1,113,528	1,096,784

Refined
Peru Open-pit
Cathodes Ilo	563,281	578,096	548,381
SXEW Toquepala	83,640	83,690	88,511

Mexico Open-pit
Cathodes La Caridad	186,563	258,233	309,366
SXEW La Caridad	50,404	51,182	48,422
SXEW Buenavista	45,626	—	20,811
Total Refined	929,514	971,201	1,015,491

Rod Mexico Open-pit
La Caridad	126,246	132,435	168,172
Total Rod	126,246	132,435	168,172

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,801	1,788	1,591
Cuajone	2,451	2,584	2,482

Mexico Open-pit
La Caridad	1,845	2,052	1,796
Buenavista	—	—	81

IMMSA unit	6,549	6,778	6,366
Total Mined	12,646	13,202	12,316

Refined
Peru Open-pit — Ilo	3,466	3,270	2,971
Mexico Open-pit — La Caridad	6,097	6,505	4,386
IMMSA unit	3,680	3,314	3,484
Total Refined	13,243	13,089	10,841

MOLYBDENUM (thousand pounds)
Mined
Toquepala	10,644	7,932	10,289
Cuajone	11,594	11,669	9,793
La Caridad	22,998	21,597	16,052
Total Mined	45,236	41,198	36,134

ZINC (thousand pounds)
Mined IMMSA	218,685	243,456	235,718
Refined IMMSA	209,598	217,570	210,365

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

In 2010 a program of oriented and conventional geotechnical drilling was executed at the Toquepala mine, totaling 2,200 meters.  At the Cuajone mine, the geotechnical drilling program totaled 1,373 meters.

To increase the possibility of mining in the event of a slide, we have provided for two ramps of extraction for each open-pit mine.

While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit.  A number of recommendations and observations were presented by the consultants.  These included a recommendation of a maximum average bench face angle of 72 degrees.  Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope.  The geoestructural and geotechnical paramenters recommended were applied in the pit design for the new life of the mine plan for La Caridad mine prepared in 2010.  This mine plan replaced the 15-year mine plan prepared in 2004. However, since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes.  Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.  We are also continuing collecting new information related to geotechnical data from the latest drilling in 2010.

A geotechnical evaluation of design slope for the 15-year pit plan at the Buenavista mine, was also prepared by an independent mine consulting firm.  This evaluation included the determination of optimum pit slope design angles and bench design parameters for the proposed mine plan.  The objective of the study was: 1) to determine optimum interramp slope angles and bench design parameters for the 15-year plan and 2) to identify and analyze any potential major instability that could adversely impact mine operation.

The following recommendations were made for the Buenavista mine: an interramp slope design angles for the 15-year pit plan, for all of the 21 design sectors, defined on a rock-fabric-based catch bench analysis, using double bench, can range from 48° and 55°, and the interramp slope angles are based on geometries that resulted from the backbreak analysis using 80% reliability of achieving the required 7.5 meter catch bench width for a single bench configuration and 10.6 meter catch bench width for a double bench configuration.  Preliminary observations suggest the 15-year pit walls may be relative free-draining, the backbreak analysis assumed depressurized conditions of mine benches, and the interramp stability analysis were performed for both, saturated and depressurized conditions.

A pit dewatering/depressurization plan for the Buenavista mine was also recommended to address the issues of open pit drainage, dewatering plan and future slope depressurization.  Phase I of the geohydrological study was completed by an independent consultant.  The analysis included a preliminary assessment and work plan implementations.  Continuation of the study in 2011, will include further drilling of monitoring wells in the vicinity of the open pit, as well as the location of water extraction wells to continue with a normal mining operation.

METAL PRODUCTION BY SEGMENTS

Set forth below are descriptions of the operations and other information relating to the operations included in each of our three segments.

PERUVIAN OPERATIONS

Our Peruvian segment operations include the Cuajone and Toquepala mine complexes and the smelting and refining plants, industrial railroad which links Ilo, Toquepala and Cuajone and the port facilities.

Following is a map indicating the approximate location of, and access to, our Cuajone and Toquepala mine complexes, as well as our Ilo processing facilities:

Cuajone

Our Cuajone operations consist of an open-pit copper mine and a concentrator located in southern Peru, 30 kilometers from the city of Moquegua and 840 kilometers from Lima.  Access to the Cuajone property is by plane from Lima to Tacna (1:20 hours) and then by highway to Moquegua and Cuajone (3:30 hours).  The concentrator has a milling capacity of 87,000 tons per day.  Overburden removal commenced in 1970 and ore production commenced in 1976.  Our Cuajone operations utilize a conventional open-pit mining method to collect copper ore for further processing at the concentrator.

The table below sets forth 2010, 2009 and 2008 production information for our Cuajone operations:

		2010	2009	2008
Mine annual operating days		365	365	366
Total material mined	(kt)	126,144	117,939	118,054
Total ore mined	(kt)	31,461	32,030	30,217
Copper grade	(%)	0.598	0.677	0.751
Molybdenum grade	(%)	0.022	0.023	0.022
Leach material mined (1)	(kt)	10	11	—
Leach material grade	(%)	0.519	0.515	—
Stripping ratio	(x)	3.01	2.68	2.91
Total material milled	(kt)	31,419	32,049	30,250
Copper recovery	(%)	87.73	87.06	86.38
Molybdenum recovery	(%)	76.78	72.5	66.2
Copper concentrate	(kt)	620.7	718.9	759.1
Molybdenum concentrate	(kt)	9.7	9.6	8.1
Copper concentrates average grade	(%)	26.58	26.28	25.83
Molybdenum concentrate average grade	(%)	54.09	55.06	54.89
Copper in concentrate	(kt)	165.0	188.95	196.1
Molybdenum in concentrate	(kt)	5.3	5.3	4.4

Key:        kt = thousand tons

x = ratio obtained dividing waste plus leachable material by ore mined

(1) No oxide material was mined in 2008.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major Cuajone mine equipment includes fifteen 290-ton capacity trucks, twenty 218-ton capacity trucks and seven 231-ton capacity trucks, three 56-cubic yard capacity shovels, one 73-cubic yard shovel, one 42-cubic yard shovel, one 33-cubic yard capacity front loader, five electric drills and one diesel drill for pre-splitting.  Auxiliary equipment: seven wheel bulldozers, seven Caterpillar bulldozers, two 988 CAT front loaders, one 966 CAT front loader and three motorgraders.  We continuously improve and renovate our equipment.

Geology

The Cuajone porphyry copper deposit is located on the western slopes of Cordillera Occidental, in the southern-most Andes Mountains of Peru.  The deposit is part of a mineral district that contains two additional known deposits, Toquepala and Quellaveco.  The copper mineralization at Cuajone is typical of porphyry copper deposits.

The Cuajone deposit is located approximately 28 kilometers from the Toquepala deposit and is part of the Toquepala Group dated 60 to 100 million years (Upper Cretaceous to Lower Tertiary).  The Cuajone lithology includes volcanic rocks from Cretaceous to

Quaternary.  There are 32 rock types including, pre-mineral rocks, basaltic andesite, porphyritic rhyolite, Toquepala dolerite and intrusive rocks, including diorite, porphyritic latite, breccias and dikes.  In addition, the following post-mineral rocks are present, the Huaylillas formation which appears in the south-southeast side of the deposit and has been formed by conglomerates, tuffs, traquites and agglomerates.  These formations date 17 to 23 million years and are found in the Toquepala Group as discordance.  The Chuntacala formation which dates 9 to 14 million years and is formed by conglomerates, flows, tuffs and agglomerates placed gradually in some cases and in discordance in others.  Also Quaternary deposits are found in the rivers, creeks and hills.  The mineralogy is simple with regular grade distribution and vertically funnel-shaped.  Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2) with occasional galena, tetraedrite and enargite as non economical ore.

Mine exploration

Exploration activities during the drill campaign in 2010 are as follows:

Studies	Meters	Holes	Notes
Infill drilling	3,134	29	To obtain additional information to improve confidence in our block model.
Geotechnical holes	1,373	7	To improve geotechnical information
Total	4,507	36

Concentrator

Our Cuajone operations use state of the art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals, but splitting waste material called tailings.  This copper-molybdenum bulk concentrate is then treated by inverse flotation where molybdenum is floated and copper is depressed.  The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.  Sulfides under 0.40% copper are considered waste.

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

A major mill expansion was completed in 1999 and the eleventh primary mill was put in operation in January 2008.  We believe the plant’s equipment is in good physical condition and suitable for our operations.

Toquepala

Our Toquepala operations consist of an open-pit copper mine and a concentrator.  We also refine copper at the SXEW facility through a leaching process.  Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima.  Access is by plane from Lima to the city of Tacna (1:20 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by road to Toquepala (1 hour).  The concentrator has a milling capacity of 60,000 tons per day.  The SXEW facility has a production capacity of 56,000 tons per year of LME grade A copper cathodes.  Overburden removal commenced in 1957 and ore production commenced in 1960.  Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2010, 2009 and 2008 production information for our Toquepala operations:

		2010	2009	2008
Mine annual operating days		365	365	366
Total material mined	(kt)	179,313	149,287	131,646
Total ore mined	(kt)	21,634	21,685	21,356
Copper grade	(%)	0.678	0.655	0.608
Molybdenum grade	(%)	0.035	0.028	0.036
Leach material mined	(kt)	67,103	86,692	74,286
Leach material grade	(%)	0.252	0.223	0.226
Stripping ratio	(x)	7.29	5.88	5.16
Total material milled	(kt)	21,654	21,700	21,328
Copper recovery	(%)	89.58	89.44	88.03
Molybdenum recovery	(%)	64.48	60.20	60.93
Copper concentrate	(kt)	481.7	466.4	419.7
Molybdenum concentrate	(kt)	8.9	6.6	8.5
Copper concentrate average grade	(%)	27.30	27.25	27.20
Molybdenum concentrate average grade	(%)	54.50	54.54	54.91
Copper in concentrate	(kt)	131.5	127.1	114.1
Molybdenum in concentrate	(kt)	4.8	3.6	4.7
Estimated leach recovery	(%)	25.26	25.61	26.34
SXEW cathode production (from SCC material)	(kt)	37.9	38.0	38.8
Third parties copper sulfate processed	(kt)	—	—	5.6
Average copper grade on copper sulfate	(%)	—	—	23.88
SXEW cathode production from third parties	(kt)	—	—	1.3

Key:        kt = thousand tons

x  = ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major mine equipment at Toquepala includes twenty-nine 290-ton capacity trucks, five 231-ton capacity trucks, eighteen 218-ton capacity trucks, one 60-cubic yard capacity shovel, three 56 cubic-yard capacity shovels, three 73-cubic yard capacity shovels, one 20-ton capacity shovel, eight electric rotary drills, one Down the Hole (DTH) drill for pre-split and one front-end loader with a capacity of 37 tons.

We continuously improve and renovate our equipment.  In 2010, we put into operation two electric rotary drills and three new Komatsu 930E 290-ton capacity trucks with improved haul efficiency.

Geology

The Toquepala porphyry copper deposit is located on the western slopes of Cordillera Occidental, in the southern-most Andes Mountains of Peru.  The deposit is part of a mineral district that contains two additional known deposits, Cuajone and Quellaveco.

The Toquepala deposit is in the southern region of Peru, located on the western slope of the Andes mountain range, approximately 120 kilometers from the border with Chile.  This region extends into Chile and is home to many of the world’s most significant known copper deposits.  The deposit is in a territory with intrusive and eruptive activities of rhyolitic and andesitic rocks which are 70 million years old (Cretaceous-Tertiary) and which created a series of volcanic lava.  The lava is composed of rhiolites, andesites and volcanic agglomerates with a western dip and at an altitude of 1,500 meters.  These series are known as the Toquepala Group.  Subsequently, different intrusive activities occurred which broke and smelted the rocks of the Toquepala Group.  These intrusive activities resulted in diorites, granodiorites and dikes of porphyric dacite.  Toquepala has a simple mineralogy with regular copper grade distribution.  Economic ore is found as disseminated sulfurs throughout the deposit as veinlets, replenishing empty places or as small aggregates.  Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2).  A secondary enrichment zone is also found with thicknesses between 0 and 150 meters.

Mine Exploration

Exploration activities during the drill campaign in 2010 are as follows:

Studies	Meters	Holes	Notes
Unwanted elements and hardness confirmation	11,063	38	To obtain additional information to improve knowledge of unwanted elements and hardness for long-term models.
To define quality and variability of rock mass in sector of dacite agglomerate zone (DAZ)	2,200	11	Drilling was performed to obtain a better understanding of the behavior of the DAZ structural domain.
Total	13,263	49

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

Major concentrator plant equipment at Toquepala include one primary crusher, three secondary crushers, six tertiary crushers, eight rod mills, twenty-four ball mills,

one distributed control system (DCS), one expert grinding system, forty-two collective flotation cells, fifteen column cells, seventy-two Agitair 1.13 cubic meter cells, two Larox pressure filters, five middling thickeners, two conventional tailings thickeners, three high-rate tailings thickeners, one tripper car, one track tractor and a recycled water pipe line.

The expected useful life of the principal equipment is over 20 years due to our equipment maintenance programs.

SXEW Plant

The SXEW facility at Toquepala produces grade A LME electrowon copper cathodes of 99.999% purity from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines.  The leach plant commenced operations in 1995 with a design capacity of 35,629 tons per year of copper cathodes.  In 1999 the capacity was expanded to 56,000 tons per year.

Copper oxides from Cuajone with a copper grade higher than 0.343%, with an acid solubility index higher than 20% and a cyanide solubility index higher than 50% are leached.  In Toquepala, the leach material cutoff grade is 0.081% and therefore material with a total copper grade between 0.081% and 0.40% are leached.

Major equipment at the Cuajone crusher plant includes one primary jaw crusher and one secondary cone crusher with a capacity of 390 tons per hour.  In addition, the plant has one agglomeration mill, one front end loader and three 109-ton capacity trucks for hauling to the leach dumps.  Copper in solution produced in Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Major equipment at the Toquepala plant includes five pregnant solution (PLS) ponds, each with its own pumping system to send the solution to the SXEW plant.  The plant also has three lines of SX, each with a nominal capacity of 1,068 cubic meters per hour of pregnant solution and 162 electrowinning cells.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability.  The SXEW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company, and found to be in compliance with the requirements of the ISO 9001-2000 standard.

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

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility.  Copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.  In 2007 we completed a major modernization of the smelter at a cost of $570 million.  The nominal installed capacity of the smelter is 1,200,000 tons of concentrate per year.

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

Major equipment at the Ilo smelter includes 1 Isasmelt furnace, 2 rotary holding furnaces, 4 Pierce-Smith converters, 2 slag cleaning furnaces, two anodes furnaces and two casting wheels.

The table below sets forth 2010, 2009 and 2008 production and sales information for our Ilo smelter plant:

		2010	2009	2008
Concentrate smelted	(kt)	998	1,127	1,003
Average copper recovery	(%)	97.8%	97.4%	97.1%
Blister production	kt	—	8.8	—
Average blister grade	(%)	—	99.41%	—
Anode production	(kt)	313.4	337.7	307.5
Average anode grade	(%)	99.72%	99.72%	99.70%
Sulfuric acid produced	(kt)	963	1,077	959
Blister sales	(kt)	—	11.7	—
Anode sales	(kt)	12.5	17.7	10.0
Average blister sales price	($/lb)	—	2.49	—
Average anode sales price	($/lb)	3.34	2.38	1.84

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

In addition, the smelter includes a seawater intake system, two desalinization plants to provide water for the process, an electric substation and a new centralized control using advanced computer technology.

In May 2010, the Ilo smelter marine trestle started operation.  This facility allows us to offload directly to offshore ships the sulfuric acid produced, avoiding hauling cargo through the city of Ilo.  The 500 meter long marine trestle is the last part of the Ilo smelter modernization project.  Currently all overseas shipments of sulfuric acid are being made using the marine trestle.

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

Anodes are suspended in tanks containing an aqueous solution of sulfuric acid and copper sulfate.  A low voltage but high amperage electrical current is passed through the anodes, chemical solution and cathodes, in order to dissolve copper which is deposited on initially very thin starting sheets increasing its thickness to produce high grade copper cathodes containing at least 99.99% copper.  During this process, silver, gold and other metals, including palladium, platinum and selenium, along with other impurities, settle on the bottom of the tank in the form of anodic slime.  This anodic slime is processed in a precious metal plant where silver, gold and selenium are recovered.

The table below sets forth 2010, 2009 and 2008 production and sales information for our Ilo refinery and precious metals plants:

		2010	2009	2008
Cathodes produced	(kt)	255.5	262.2	248.7
Average copper grade	(%)	99.998%	99.998%	99.986%
Refined silver produced	(000 Kg)	107.8	101.7	92.4
Refined gold produced	(kg)	418.2	342.0	152.9
Commercial grade selenium produced	(t)	59.0	56.0	44.2
Average cathodes sales price	($/lb)	3.38	2.31	2.95
Average silver sales price	($/oz)	19.69	13.87	14.20
Average gold sales price	($/oz)	1,211.14	941.18	833.59

Key:        kt = thousand tons

Major equipment at the refinery includes one electrolytic plant, with 926 commercial cells, fifty-two starting sheet cells, sixteen primary liberator cells, twenty-four secondary liberator cells, an anodic slime treatment circuit (includes leaching and centrifugation), and an electrolytic bleeding off system by railroad to Toquepala’s leaching plants.

Main equipment at the precious metals plant includes one selenium reactor and system to produce commercial grade selenium powder, one tilting Copella furnace, twenty-six silver electrorefining cells including an induction furnace for shots and silver ingots production and one hydrometallurgical system for gold recovery.

The refinery also has these facilities:

(1)                  Production control: Provides sampling and sampling preparation for samples coming from the operating units, as well as SXEW, smelter and external services.

(2)                  Laboratory: Provides sample analysis services throughout the Company, including the analysis of final products like copper cathodes, electrowon cathodes, copper concentrates and oil analysis.

(3)                  Maintenance: Responsible for maintenance of all equipment involved in the process.

(4)                  Auxiliary facilities: Includes one desalinization plant to produce fresh water and a Gonella boiler to produce steam used in the refinery, one Babcock boiler used as spare and two stand-by KMH boilers.

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

MEXICAN OPERATIONS

Following is a map indicating the approximate locations of our Mexican mines and processing facilities:

MEXICAN OPEN-PIT SEGMENT

Our Mexican open-pit segment operations combines two units of Minera Mexico, Mexcobre and Buenavista, which includes La Caridad and Buenavista mine complexes and smelting and refining plants and support facilities, which service both complexes.

Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes, as well as our processing facilities:

ARIZONA
U. S. A.
NEW MEXICO
Gila Bend
Tucson
Lordsburg
Benson
Bisbee
Nogales Ar.
Douglas
Agua Prieta
MEXICO
Buenavista
Del
Cobre
La Angostura
Dam
Nacozari
Cumpas
Moctezuma
GULF OF
CALIFORNIA
La Caridad
Mine
Bahia Kino
B. C.

UNITED STATES OF AMERICA
BUENAVISTA DEL COBRE
LA CARIDAD
MINE
100°
30°
HERMOSILLO
CHIHUAHUA
25°
MEXICO
GULF OF MEXICO
20°
PACIFIC
OCEAN
MEXICO D. F.
GUATEMALA
15°

Minera Mexico facilities
Intl. Border Line
Paved Highway
FerroMex Railroad
Capital City
Main Cities

MAP SHOWING LOCATIONS AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES

Date: January 2011

Buenavista

The Buenavista mining unit, formerly named Cananea through December 11, 2010, operates an open-pit copper mine, a concentrator and two SXEW plants.  It is located 100 air-kilometers northwest of La Caridad and 40 kilometers south of the Arizona U.S.-Mexican border.  It lies on the outskirts of the city of Cananea.  Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast, and to the town of Imuris to the west.  Buenavista is also connected by railway to Agua Prieta and Nogales.  A municipal airport is located approximately 20 kilometers to the northeast of Buenavista.

Except for very brief periods, Buenavista was on strike from July 2007 through June 2010. Restoration of mine and plants started in the third quarter of 2011, SXEW production was restored to full capacity by the fourth quarter and we expect to restore concentrator production to full capacity in the first quarter of 2011.

The recovery of the Buenavista mine allows us to resume the development of our capital investment projects at the property, which include a concentrator expansion, a third and fourth SXEW plants, a molybdenum plant and the Quebalix III or crushing, spreading and conveying system at the mine.

The concentrator has a nominal milling capacity of 76,700 tons per day.  The SXEW facility has a cathode production capacity of 54,750 tons per year.  The Buenavista ore body is considered one of the world’s largest porphyry copper deposits.  Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899.  High grade ore deposits in the district were mined exclusively using underground methods.  The Anaconda Company acquired the property in 1917.  In the early 1940s Anaconda started developing the first open-pit in Buenavista.  In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million.  Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator.  Two leach ore crushers and the corresponding belt conveying systems are used to convey the leachable material to the heaps.  Likewise, run-off mine leachable ore is hauled by trucks to the leach dumps.

The following table shows 2010, 2009 and 2008 production information for Buenavista:

		2010	2009	2008
Mine annual operating days (1)		169	—	88
Total material mined	(kt)	6,439	—	4,820
Total ore mined	(kt)	656	—	1,271
Copper grade	(%)	0.587	—	0.628
Leach material mined	(kt)	3,860	—	2,965
Leach material grade	(%)	0.226	—	0.285
Estimated leach recovery	(%)	55.0	—	65.5
SXEW cathode production	(kt)	20.7	—	9.4
Stripping ratio	(x)	8.81	—	2.79
Total material milled	(kt)	—	—	1,233
Copper concentrate	(kt)	—	—	24.5
Copper concentrate average grade	(%)	—	—	25.14
Copper in concentrate	(kt)	—	—	6.2
Copper recovery	(%)	—	—	79.65

Key:kt = thousand tons

N/A = not available

x = ratio obtained dividing waste plus leachable material by ore mined.

The copper grade is total grade.

The following table summarizes the estimated production losses at our Buenavista mine due to the strike:

	2010	2009	2008
Days of strike	157	365	278
Estimated strike production loss (thousand tons):
Copper in concentrates	126	120	129
SXEW cathode production	34.7	56	59

Major Buenavista mine equipment includes 43 trucks for ore hauling with individual capacities ranging from 240 to 360 tons, eight shovels with individual capacities ranging from 30 to 70 cubic yards, and mine auxiliary equipment including, seven drillers, five front loaders, five motor graders and twenty-four tractors.

Geology

The Buenavista mining district lies on the southern cordilleran orogen, which extends from southern Mexico to northwestern United States.  It also falls within the Basin and Range metallogenic province.  Geological and structural features in the district are representative of large, disseminated type, porphyry copper deposits.  A calcareous sedimentary sequence of lower Paleozoic age, lithologically correlated with a similar section in southeastern Arizona, uncomformably overlies Precambrian granite basement.  The entire section was covered by volcanic rocks of Mesozoic age and later intruded by deep seated granodiorite batholith of Tertiary age, with further quartz monzonite porphyry differentiates of Laramide age.

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

The Buenavista copper porphyry is considered world-class and unique.  The deepest exploration results in the core of the deposit have confirmed significant increase in copper grades.  Similar porphyry copper deposits usually contain lower grades at depth.  The district is also unique for the occurrence of high-grade breccia pipes, occurring in clusters following the trend of the district.

Current dimensions of the mineralized ore body are 5x3 kilometers, and projects to more than 1 kilometer at depth.  Considering the geological and economic potential of the Buenavista porphyry copper deposit, it is expected that the operation can support a sizeable increase in copper production capacity.

Mine Exploration

Due to Buenavista’s illegal work stoppage, there were no exploration programs developed in the last three years.  In 2011, we will resume the core drilling program in the areas adjacent to the deposit in order to define areas where leach and waste will be deposited.

Concentrator

Buenavista uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.38% is loaded onto trucks and sent to the milling circuit, where giant rotating crushers reduce the size of the ore to approximately one-half of an inch.  The ore is then sent to the ball and bar mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 28%.  Concentrates are then shipped by rail to the smelter at La Caridad.

The Buenavista concentrator plant, with a milling capacity of 76,700 tons per day, consists of two primary crushers, four secondary crushers, ten tertiary crushers, ten primary mills, one expert control system, five mills for re-grinding, 103 primary flotation cells, ten column cells, seventy exhaustion flotation cells, seven thickeners and three ceramic filters.  In addition, the facility has 48 wells and a pumping station for fresh water supply, a tailings dam and a reclaimed water pumping station.

SXEW Plant

The Buenavista unit operates a leaching facility and two SXEW plants.  All copper ore with a grade lower than the mill cut-off grade of 0.38%, but higher than 0.25% copper, is delivered to the leach dumps.  A cycle of leaching and resting occurs for approximately five years to achieve a 62.5% recovery in the run-of-mine dumps and three years for the crushed leach material to achieve a 73% recovery.

The Buenavista unit currently maintains 22.7 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 2.42 grams of copper per liter.

Major equipment at the number I and II SXEW plants includes two crushing systems (No.1 and No.2).  Crushing system No. 1 has a capacity of 32,000 tons per day and includes an apron feeder, a conveyor belt feeder, eight conveyor belt systems and a distributor car.  Crushing system No. 2 has a capacity of 48,000 tons per day and includes one crusher, a conveyor belt feeder, four conveyor belts and a distributing car.  There are three irrigation systems for the dumps and eleven dams for the pregnant leach solution (PLS).  Plant I has four solvent extraction tanks with a nominal capacity of 16,000 liters per minute of PLS and 52 electrowinning cells and has a daily production capacity of 30 tons of copper cathodes with 99.999% purity.  Plant II has five trains of solvent extraction with a nominal capacity of 55,000 liters per minute of PLS and 216 cells distributed in two bays and has a daily production capacity of 120 tons of copper cathodes with 99.9% purity.

As mentioned above we intend to increase the Buenavista unit’s production of copper cathodes with two new SXEW plant, (SXEW III and SXEW IV) each of them with an annual capacity of 44,000 tons.  The plants would produce copper cathodes of ASTM grade 1 or LME grade A.  In the second half of 2010, we restarted the project and in December 2010 we completed a review of the basic engineering.  We have started the detailed engineering in January 2011 and, when completed, we will begin the acquisition of major equipment and construction of the plant and new infrastructure.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SXEW plant, lime plant and two sulfuric acid plants.

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

The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SXEW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, and the precious metals refinery in 1999.

The table below sets forth 2010, 2009 and 2008 production information for La Caridad:

		2010	2009	2008
Mine annual operating days		365	365	366
Total material mined	(kt)	84,163	85,491	85,739
Total ore mined	(kt)	33,344	32,952	31,779
Copper grade	(%)	0.350	0.378	0.380
Molybdenum grade	(%)	0.045	0.0460	0.0380
Leach material mined	(kt)	29,463	35,093	38,053
Leach material grade	(%)	0.208	0.234	0.235
Estimated leach recovery	(%)	55.00	46.18	50.84
SXEW cathode production	(kt)	22.9	23.2	22.0
Total material milled	(kt)	33,196	33,099	31,587
Stripping ratio	(x)	1.52	1.59	1.70
Copper concentrate	(kt)	431.2	453.7	421.5
Molybdenum concentrate	(kt)	19.2	18.0	13.7
Copper concentrate average grade	(%)	22.00	22.59	23.00
Molybdenum concentrate average grade	(%)	54.27	54.51	53.02
Copper in concentrate	(kt)	94.9	102.5	96.9
Molybdenum in concentrate	(kt)	10.4	9.8	7.3
Copper recovery	(%)	81.59	82.02	80.70
Molybdenum recovery	(%)	70.20	65.87	60.59

Key:  kt = thousand tons

x = ratio obtained dividing waste plus leachable material by ore mined

The copper and molybdenum grade are total grade.  The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is at present about 70.2%.

Major mine equipment includes twenty-seven trucks for ore hauling with capacity of 240 tons, six shovels with a capacity of 43 cubic yard.  Loading and auxiliary equipment includes six drillers, five front loaders, three motorgraders and eighteen tractors.

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

The La Caridad porphyry copper-molybdenum deposit occurs exclusively in felsic to intermediate intrusive igneous rocks and associated breccias.  Host rocks include diorite and granodiorite.  These rocks are intruded by a quartz monzonite porphyry stock and by numerous breccia masses, which contain fragments of all the older rock types.

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

Sixteen drilling campaigns have been conducted on the property since 1968.  These campaigns drilled a total of 3,317 drill holes: 1,154 were diamond drill holes and 2,163 were reverse circulation.  We have also drilled some hammer and percussion drill holes.  A total of 634,080 meters have been drilled through December 2010.

In 2008, La Caridad finished a large exploration program of 50,000 meters.  The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes.  There was no exploration program in 2009 and 2010.  However, in 2011, we plan an exploration program of 25,000 meters with the objective of further defining the copper and molybdenum mineralization continuity.

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

La Caridad concentrator plant consists of two primary crushers, six secondary crushers, twelve tertiary crushers, twelve ball mills, a master milling control system, 100 primary flotation cells, four re-grinding mills, 96 cleaning flotation cells, twelve thickeners and six drum filters.

SXEW Plant

Approximately 602.3 million tons of leaching ore with an average grade of approximately 0.208% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2010.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a SXEW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs.  The SXEW facility has an annual capacity of 21,900 tons of copper cathodes.

The La Caridad SX-EW plant has nine irrigation systems for the dumps, two PLS dams and a container of heads that permits the combination of the solutions of both dams and which feeds the SXEW plant with a more homogenous concentration.  The plant has three trains of solvent extraction with a nominal capacity of 2,070 cubic meters per hour and 94 electrowinning cells distributed in one single electrolytic bay.  The plant has a daily production capacity of 62 tons of copper cathodes with 99.999% purity.

Processing Facilities — La Caridad

Our La Caridad complex includes a smelter, an electrolytic copper refinery, a precious metal refinery and a copper rod plant.  The distance between this complex and the La Caridad mine is approximately 24 kilometers.

Smelter

Copper concentrates from Buenavista, Santa Barbara, Charcas and La Caridad are transported by rail and truck, respectively, to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity.  Sulfur dioxide off-gases collected from the flash furnace, the El Teniente converter and conventional converters are processed into sulfuric acid, at two sulfuric acid plants.  Approximately 2% to 3% of this acid is used by our SXEW plants and the balance is sold to third parties.

Almost all of the anodes produced in the smelter are sent to the La Caridad copper refinery.  The actual installed capacity of the smelter is 1,000,000 tons per year, a capacity that is sufficient to treat all the concentrates of La Caridad and Buenavista, and starting in 2010, the concentrates from the IMMSA mines, as we closed the San Luis Potosi smelter.  The smelter includes a flash type concentrates drier, a steam drier, a flash furnace, one El Teniente modified converter furnace, two electric slag-cleaning furnaces, three Pierce-Smith converters, three rafinnate furnaces and two casting wheels.  The anode production capacity is 300,000 tons per year.

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

The operations of the precious metal refinery are divided into two stages: (i) the antimony is eliminated from the slime, and (ii) the slime is dried in a steam dryer.  After this the dried slime is smelted and a gold and silver alloy is obtained, which is known as dore.  The precious metal refinery plant has a hydrometallurgical stage and a pyrometallurgical stage, besides a steam dryer, dore casting system, Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for fine silver, one silver ingot casting system and two reactors for obtaining fine gold.  The process ends with the refining of the gold and silver alloy.

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

The table below sets forth 2010, 2009 and 2008 production information for the La Caridad processing facilities:

		2010	2009	2008
Smelter
Total copper concentrate smelted	(kt)	416.7	466.0	574.6
Anode copper production	(kt)	117.6	140.8	173.2
Average copper content in anode	(%)	99.05	99.19	99.25
Average smelter recovery	(%)	98.7	98.5	97.5
Sulfuric acid production	(kt)	441.5	485.7	578.2
Refinery
Refined cathode production	(kt)	84.6	117.1	140.3
Refined silver production	(000 kg)	189.6	202.3	136.4
Refined gold production	(Kg)	845.7	950.1	666.0
Rod Plant
Copper rod production	(kt)	57.3	60.1	76.3

		2010	2009	2008
Sales data:
Average realized price copper rod	($ per lb)	3.45	2.49	3.24
Average premium copper rod	($ per lb)	0.12	0.11	0.11
Average realized price gold	($ per ounce)	1,220.07	976.30	858.80
Average realized price silver	($ per ounce)	20.11	14.93	13.84
Average realized price sulfuric acid	($ per ton)	29.16	25.70	145.99

Key:                      kt = thousand tons

Kg = kilograms

MEXICAN IMMSA UNIT

Our IMMSA unit (underground mining poly-metallic division) operates five underground mining complexes situated in central and northern Mexico and produces zinc, lead, copper, silver and gold, and has a coal mine.  These complexes include industrial processing facilities for zinc, lead, copper and silver.  All of IMMSA’s mining facilities employ exploitation systems and conventional equipment.  We believe that all the plants and equipment are in satisfactory operating condition.  IMMSA’s principal mining facilities include Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco.

The table below sets forth 2010, 2009 and 2008 production information for our Mexican IMMSA unit:

		2010	2009	2008
Average annual operating days(*)		313	325	315
Total material mined and milled	(kt)	2,893.3	3,010	2,923
Zinc average ore grade	(%)	3.77	4.07	4.14
Zinc concentrate produced	(kt)	179.8	199.1	194.0
Zinc concentrate average grade	(%)	55.16	55.47	55.10
Zinc average recovery	(%)	90.86	90.22	88.37
Lead average ore grade	(%)	0.86	0.91	0.89
Lead concentrate produced	(kt)	36.5	40.4	38.3
Lead concentrate average grade	(%)	55.43	55.67	53.36
Lead average recovery	(%)	81.65	82.34	78.38
Copper average ore grade	(%)	0.39	0.37	0.37
Copper concentrate produced	(kt)	18.4	18.7	18.3
Copper concentrate average grade	(%)	30.76	30.06	29.57
Copper average recovery	(%)	49.80	50.74	50.42

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

The Charcas complex’s equipment includes fourteen jumbo drilling tools, nineteen scoop trams for mucking and loading, ten trucks and six locomotives for internal ore haulage and four hoists.  In addition, the mill has one primary crusher, one secondary crusher and two tertiary crushers, four mills and three flotation circuits.

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

Mine exploration

At Charcas, 18,108 meters of diamond drilling were executed from underground stations and 28,860 meters from surface.  With this drilling, 1,423,672 tons were added to the reserve base in 2010.

The table below sets forth 2010, 2009 and 2008 production information for our Charcas mine:

		2010	2009	2008
Annual operating days		324	322	325
Total material mined and milled	(kt)	1,165	1,162	1,169
Zinc average ore grade	(%)	5.1	5.50	5.70
Zinc concentrate produced	(kt)	101.8	108.9	109.5
Zinc concentrate average grade	(%)	56.78	56.98	56.94
Zinc average recovery	(%)	97.29	97.08	93.53
Lead average ore grade	(%)	0.4	0.47	0.53
Lead concentrate produced	(kt)	6.8	7.9	9.8
Lead concentrate average grade	(%)	48.14	52.81	45.40
Lead average recovery	(%)	69.55	76.58	71.26
Copper average ore grade	(%)	0.23	0.22	0.23
Copper concentrate produced	(kt)	3.1	3.2	3.6
Copper concentrate average grade	(%)	30.26	29.56	28.54
Copper average recovery	(%)	35.09	37.02	37.83

kt = thousand tons

The Charcas mine uses the hydraulic cut-and-fill method and the room-and-pillar mining method with descending benches.  The broken ore is hauled to the underground crusher station.  The crushed ore is then hoisted to the surface for processing in the flotation plant to produce lead, zinc and copper concentrates.  The capacity of the flotation plant is 4,100 tons of ore per day.  The lead concentrate produced at Charcas is treated at a third party refinery in Mexico.  The zinc and copper concentrates are treated at our San Luis Potosi zinc refinery and the copper concentrates were treated at the San Luis Potosi copper smelter until 2010.  They are now treated at our La Caridad smelter.

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

The mining operations at Santa Barbara are more diverse and complex than at any of the other mines in our Mexican operations, with veins that aggregate approximately 21 kilometers in length.  Each of the three underground mines has several shafts and crushers.  Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping.  The ore, once crushed, is processed in the flotation plant to produce concentrates.  The flotation plant has a capacity of 5,700 tons of ore per day.  The lead concentrate produced is treated at a third party refinery in Mexico.  The copper concentrates were treated at our San Luis Potosi copper smelter, and the zinc concentrates are either treated at the San Luis Potosi zinc refinery or exported.  The copper concentrates are now treated at our La Caridad smelter.

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

Mine Exploration:

At Santa Barbara, 14,242 meters were drilled from underground stations and 19,348 meters from the surface in 2010.  With this drilling, 2,130,761 tons were added to the reserve base in 2010.

The table below sets forth 2010, 2009 and 2008 production information for our Santa Barbara mines:

		2010	2009	2008
Annual operating days		321	328	327
Total material mined and milled	(kt)	1,578	1,542	1,461
Zinc average ore grade	(%)	2.53	2.49	2.37
Zinc concentrate produced	(kt)	63.7	59.4	55.9
Zinc concentrate average grade	(%)	53.99	55.44	53.68
Zinc average recovery	(%)	86.1	85.72	86.69
Lead average ore grade	(%)	1.02	0.95	0.90
Lead concentrate produced	(kt)	24.3	22.7	19.4
Lead concentrate average grade	(%)	56.53	54.34	54.28
Lead average recovery	(%)	85.29	84.07	80.20
Copper average ore grade	(%)	0.54	0.53	0.53
Copper concentrate produced	(kt)	15.3	15.5	14.8
Copper concentrate average grade	(%)	30.86	30.16	29.82
Copper average recovery	(%)	55.57	57.31	56.87

kt = thousand tons

San Martin

San Martin has been on strike since July 2007.  Please see Note 15 “Commitments and contingencies” to our consolidated financial statements.

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

The horizontal cut-and-fill mining method is used at the San Martin mine.  The broken ore is hauled to the underground crusher station.  The ore is then brought to the surface and fed to the flotation plant to produce concentrates.  The flotation plant has a total capacity of 4,400 tons of ore per day.  The lead concentrate is treated at a third party refinery in Mexico.  The copper concentrate was treated at our San Luis Potosi copper smelter and the zinc concentrate is either treated at the San Luis Potosi zinc refinery or exported.

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2010 because the San Martin mine was on strike.

There was no production at the San Martin mine in the three years ending December 31, 2010. The following table summarizes the estimated production losses at our San Martin mine due to the strike:

	2010	2009	2008
Days of strike	365	365	366
Estimated strike production loss (tons):
Zinc in concentrates	10,264	10,264	10,292
Lead in concentrates	500	500	501
Copper in concentrates	4,360	4,360	4,375

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

The district of Santa Eulalia is connected to the city of Chihuahua by a paved road (highway no. 45), at a distance of ten kilometers there is a paved detour to Aquiles Serdan and Francisco Portillo (also known as Santo Domingo) where the Company’s offices and the Buena Tierra mine are located.  Access to the Buena Tierra mine and San Antonio mine is via an 11 kilometer unpaved road.

The Santa Eulalia mine suspended operations from October 2000 to December 2004, during which time rehabilitation work was completed at the San Antonio shaft and pipes were installed to expand the pumping capacity to 10,500 gallons per minute.  In January 2005, operations were restarted.  In May 2010, the Santa Eulalia mine suspended operations because of unusually heavy rains, which caused flooding in the area and hindered production.  We have a rehabilitation program, which includes a pumping system with a total budget of $12.9 million, of which $3.8 million was spent at December 31, 2010. We expect to restore mine production by October, 2011.

The flotation plant, at which lead and zinc concentrates are produced, has a capacity of 1,500 tons of ore per day.  The lead concentrate is treated at a third party refinery, and the zinc concentrate is treated at our San Luis Potosi refinery.

Major mine equipment at the Santa Eulalia mine include five Jumbo drilling tools, eleven scoop trams for mucking and loading, two trucks and two hoists.  For treating the ore, there are two primary crushers, one secondary crusher and one tertiary crusher, two mill crushers, one mill and two flotation circuits.  The concentrator plant has a milling capacity of 1,450 tons of ore per day.

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

Mine Exploration

At Santa Eulalia, in 2010, 4,531 meters were drilled from underground stations and 12,586 meters from the surface.  With this drilling, 150,266 tons were added to the reserve base in 2010.

The table below sets forth 2010, 2009 and 2008 production information for our Santa Eulalia mine:

		2010	2009	2008
Annual operating days		150	326	326
Total material mined and milled	(kt)	150.3	306.2	293.0
Zinc average ore grade	(%)	6.54	6.57	6.73
Zinc concentrate produced	(kt)	14.3	30.8	28.7
Zinc concentrate average grade	(%)	48.86	50.20	50.87
Zinc average recovery	(%)	71.28	77.01	73.87
Lead average ore grade	(%)	2.64	2.35	2.29
Lead concentrate produced	(kt)	5.4	9.8	9.1
Lead concentrate average grade	(%)	56.69	61.05	59.94
Lead average recovery	(%)	81.26	83.23	81.41

kt =         thousand tons

Taxco

Taxco has been on strike since July 2007.  Please see Note 15 “Commitments and contingencies” to our consolidated financial statements.

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2010 because the Taxco mine was on strike.

There was no production at the Taxco mine in the three years ending December 31, 2010. The following table summarizes the estimated production losses at our Taxco mine due to the strike:

	2010	2009	2008
Days of strike	365	365	366
Estimated strike production loss (tons):
Zinc in concentrates	13,270	13,270	13,306
Lead in concentrates	2,225	2,225	2,233

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico.  The San Luis Potosi copper smelter is adjacent to the refinery. The city of San Luis Potosi is connected to our refinery and smelter by a major highway.

Smelter

Our San Luis copper smelter, which was in operation since 1925, was closed in 2010, and copper concentrates previously smelted at this plant are now sent to La Caridad for smelting.  We believe operating efficiencies will increase with La Caridad replacing the copper smelting capacity of San Luis Potosi.

We have initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which we have spent $7.1 million at December 31, 2010.  By remediating the site and promoting an urban development we expect to generate a net gain in the disposal of this property.

The table below sets forth 2010, 2009 and 2008 production information for our San Luis Potosi copper smelter:

		2010(*)	2009	2008
Total copper concentrate smelted	(kt)	2.7	44.1	40.9
Blister copper production	(kt)	0.9	20.0	19.0
Silver in blister	(oz. per ton)	558	416	360
Gold in blister	(oz. per ton)	3.3	2.2	2.1
Copper average grade in blister	(%)	95.8	95.7	96.0
Average smelter recovery	(%)	92.18	97.52	97.07
Average realized price copper blister	($ per pound)	3.35	2.43	2.63

kt = thousand tons

(*) Through March 16, 2010.

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982.  It was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery.  The refinery produces special high grade zinc (99.995% zinc), high grade zinc (over 99.9% zinc) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand.  Refined silver and gold production is obtained from tolling services provided by Peñoles.

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

The table below sets forth 2010, 2009 and 2008 production information for our San Luis Potosi zinc refinery:

		2010	2009	2008
Total zinc concentrate treated	(kt)	184.0	193.7	179.2
Refined zinc produced	(kt)	95.7	98.7	95.4
Sulfuric acid produced	(kt)	166.7	174.6	162.1
Refined silver produced	(kt)	10.2	12.8	10.0
Refined gold produced	(k)	6.8	7.0	6.0
Refined cadmium produced	(kt)	0.6	0.6	0.6
Average refinery recovery	(%)	95.7	95.5	95.2
Average realized price refined zinc	($ per lb)	1.03	0.78	0.89
Average realized price zinc concentrate	($ per lb)	—	0.82	0.88
Average realized price silver	($ per oz)	22.4	16.10	13.82

kt =         thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex, which began operations in 1924, is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It includes a) an underground coal mine, which has been closed as a result of an accident in 2006; b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; c) a coal washing plant completed in 1998 with a capacity of 900,000 tons per year that produces clean coal of a higher quality; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke.  There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered.  There are also two boilers to produce 80,000 steam pounds that are used in the by-products plant.  The re-engineering and modernization of 21 ovens was completed in April, 2006 and are presently operating with no problems to report.

The coke oven installation supplied the San Luis Potosi copper smelter with low-cost coke, resulting in significant cost savings to the smelter.  The production is now sold to Peñoles and other Mexican consumers in northern Mexico.  We expect to sell 65,700 tons of metallurgical coke in 2011.

Mine Exploration:

During 2010 at Nueva Rosita, 1,213 meters of diamond drilling were performed at the Esperanzas properties.  Through this drilling we identified approximately 0.3 million tons of mineralized material.

The table below sets forth 2010, 2009 and 2008 production information for our Nueva Rosita coal and coke complex:

		2010	2009	2008
Coal mined — open-pit	(kt)	240.5	238.2	296.8
Average BTU content	BTU/Lb	9,200	9,080	9,100
Average percent sulfur	%	1.80	1.80	1.80
Clean coal produced	(kt)	125.6	106.2	91.5
Coke tonnage produced	(kt)	72.9	72.0	70.3
Average realized price coal	($ per ton)	39.0	38.5	27.70
Average realized price arsenic clean coal	($ per ton)	165	—	45.00
Average realized price coke	($ per ton)	262.8	279.0	213.62

kt = thousand tons

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

Our Mexican operations, including the Buenavista and La Caridad reserves, are calculated using a mathematical block model and applying the MineSight software system. The estimated grades per block are classified as proven and probable.  These grades are calculated applying a three-dimensional interpolation procedure and the inverse distance squared.  Likewise, the quadrant method or spherical search is implemented in order to limit the number of composites that will affect the block’s interpolated value.  The composites data is derived from the geological exploration of the ore body.  In order to classify the individual blocks in the model, a thorough geostatistical variogram analysis is conducted, taking into consideration the principal characteristics of the deposit.  Based on this block model classification, and with the implementation of the Lerch-Grossman algorithm, and the MineSight Pit Optimizer procedure, mineable reserves are determined.  The calculated proven and probable reserves include those blocks that are economically feasible to mine by open-pit method within a particular mine design.

For the IMMSA unit, the basis for reserve estimations are sampling of mining operations and drilling exploration, geographical and topographic surveys, tracking down all the foregoing in the corresponding maps, measurement, calculations and interpretation based on the maps and reports from the mines, the mills and/or smelters.  Mineral reserves are mineral stock which is estimated for extraction, to exploit if necessary, to sell or utilize economically, all or in part, taking into consideration the quotations, subsidies, costs, availability of treatment plants and other conditions which we estimate will prevail in the period for which reserves are being calculated.  The reserves are divided into proven (85% reliable or more according to statistical studies) and probable (70-80% reliable or more according to statistical studies) categories according to their level of reliability and availability.  In order to comply with SEC regulations, proven reserves is a classification that can only be used for such mineral found on top of the last level of the mine (either mineral up to 15 meters below the last level or below the first 15 meters only with sufficient drilling (25 or 30 meters between each drill)).

Annually our engineering department reviews in detail the reserve computations.  In addition, our engineering department reviews the computation when changes in assumptions occur.  Changes can occur for price or cost assumptions, results in field drilling or new geotechnical parameters.  We also engage third party consultants to review mine planning procedures.

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.971 per pound for copper and $18.587 per pound for molybdenum, both current prices as of December 31, 2010.  The current prices for copper and molybdenum were $2.903 and $23.443 as of December 31, 2009 and $3.148 and $28.022 as of December 31, 2008.

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

For the years 2010, 2009 and 2008, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets.

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

Buenavista mine — Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA unit:

Santa Barbara - Jorge M. Espinosa, Planning and Control Superintendent

Charcas - Jose P. Guerrero, Planning and Control Superintendent

Santa Eulalia — Guillermo Garcia, Planning and Control Superintendent

Taxco - Marco A. Gonzalez, Chief of Geology

San Martin - Maria I. Carrillo, Chief Engineer

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” — “Critical Accounting Policies and Estimates” — “Ore Reserves.”

The table below details our proven and probable copper and molybdenum reserves as estimated at December 31, 2010.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT				Sensitivity to Change in metals prices (3)
	Cuajone Mine (1)	Toquepala Mine (1)	Buenavista Mine (1)	La Caridad Mine (1)	TOTAL OPEN- PIT MINES	MEXICAN IMMSA UNIT (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.971	2.971	2.971	2.971	2.971	2.971	3.565	2.377
Molybdenum ($/lb.)	18.587	18.587	18.587	18.587	18.587		22.304	14.869
Cut-off grade	0.149%	0.157%	0.114%	0.126%	0.131%		0.108%	0.166%
Proven
Sulfide ore reserves (kt)	1,195,706	2,822,600	4,647,837	3,699,834	12,365,977	18,104	13,128,081	10,757,828
Average grade:
Copper	0.559%	0.508%	0.398%	0.227%	0.387%	0.470%	0.376%	0.416%
Molybdenum	0.019%	0.027%		0.028%	0.016%		0.016%	0.035%
Lead						1.180%
Zinc						2.830%
Leachable material (kt)	10,374	388,423	1,320,057	267,858	1,986,712		1,530,816	2,853,339
Leachable material grade	0.559%	0.143%	0.138%	0.200%	0.150%		0.135%	0.170%

Probable
Sulfide ore reserves (kt)	1,430,472	707,868	1,885,047	934,057	4,957,444	29,422	5,521,451	4,018,778
Average grade:
Copper	0.399%	0.311%	0.355%	0.198%	0.332%	0.510%	0.317%	0.360%
Molybdenum	0.016%	0.008%		0.028%	0.011%		0.010%	0.011%
Lead						0.800%
Zinc						3.050%
Leachable material (kt)	7,220	1,110,184	487,435	50,986	1,655,825		1,511,978	1,826,133
Leachable material grade	0.357%	0.100%	0.118%	0.175%	0.109%		0.094%	0.131%

Total
Sulfide ore reserves (kt)	2,626,178	3,530,468	6,532,884	4,633,891	17,323,421	47,526	18,649,532	14,776,606
Average grade:
Copper	0.472%	0.468%	0.385%	0.221%	0.371%	0.495%	0.358%	0.401%
Molybdenum	0.017%	0.023%		0.028%	0.015%		0.014%	0.029%
Lead						0.945%
Zinc						2.966%
Leachable material (kt)	17,594	1,498,607	1,807,492	318,844	3,642,537		3,042,794	4,679,472
Leachable material grade	0.476%	0.111%	0.133%	0.196%	0.131%		0.115%	0.155%
Waste (kt) (5)	6,456,790	11,048,815	6,904,373	2,799,636	27,209,614		28,649,243	25,226,748
Total material (kt)	9,100,562	16,077,890	15,244,749	7,752,371	48,175,572	47,526	50,341,569	44,682,826
Stripping ratio	2.47	3.55	1.33	0.67	1.78		1.70	2.02

Leachable material
Reserves in stock (kt)	17,289	1,168,584	711,412	597,977	2,495,262		2,495,262	2,495,262
Average copper grade	0.509%	0.151%	0.124%	0.249%	0.169%		0.169%	0.169%

In pit reserves:
Proven (kt)	10,374	388,423	1,320,057	267,858	1,986,712		1,530,816	2,853,339
Average copper grade	0.559%	0.143%	0.138%	0.200%	0.150%		0.135%	0.170%
Probable (kt)	7,220	1,110,184	487,435	50,986	1,655,825		1,511,978	1,826,133
Average copper grade	0.357%	0.100%	0.118%	0.175%	0.109%		0.094%	0.131%

Total leachable reserves (kt)	34,883	2,667,191	2,518,904	916,821	6,137,799		5,538,056	7,174,734
Average copper grade	0.493%	0.128%	0.131%	0.231%	0.147%		0.139%	0.160%
Copper contained in ore reserves in pit(kt) (4)	12,479	18,186	27,556	10,866	69,087	235	70,309	66,388

kt = Thousand tons

(1)          The Cuajone, Toquepala, Buenavista and La Caridad concentrator recoveries calculated for these reserves were 85.7%, 87.18%, 81.00% and 81.13%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)          The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	512	897	1,409
Lead	214	235	449

(3)          In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2010.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.  The analysis above does not include our IMMSA unit’s underground mines, for which the sensitivity analysis is as follows:

Sensitivity to 20% Change in Metals Prices

	Increase 20%	Decrease 20%
Sulfide ore reserves:
Proven(thousands of tons)	18,326	16,997
Average grade copper	0.470%	0.490%
Copper contained (thousands of tons)	86	83

Probable (thousands of tons)	29,985	27,578
Average grade copper	0.510%	0.530%
Copper contained (thousands of tons)	153	147

Total (thousands of tons)	48,311	44,575
Average grade copper	0.495%	0.515%
Copper contained (thousands of tons)	239	230

(4)          Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade proven plus (ii) the product of sulfide ore reserves and the average copper grade probable plus (iii) the product of in-pit leachable reserves and the average copper grade.  Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2010, calculated based on long-term price assumptions of $1.80 for copper and $11.00 for molybdenum.

	Cuajone Mine	Toquepala Mine	Buenavista Mine	La Caridad Mine	Total Open-Pit Mines	IMMSA (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	1.800	1.800	1.800	1.800	1.800	1.800
Molybdenum ($/lb.)	11.00	11.00	11.00	11.00	11.00	11.00
Cut-off grade	0.203%	0.251%	0.213%	0.220%	0.223%
Proven
Sulfide ore reserves(kt)	959,460	1,947,165	2,866,827	2,051,244	7,824,696	16,071
Average grade:
Copper	0.588%	0.586%	0.505%	0.279%	0.476%	0.500%
Molybdenum	0.019%	0.035%		0.028%	0.018%
Lead						1.250%
Zinc						2.970%
Leachable material (kt)	8,890	1,034,487	2,138,350	1,067,041	4,248,768
Leachable material grade	0.597%	0.214%	0.209%	0.170%	0.201%

Probable
Sulfide ore reserves(kt)	923,074	164,012	1,110,049	349,841	2,546,976	26,481
Average grade:
Copper	0.421%	0.387%	0.452%	0.250%	0.409%	0.550%
Molybdenum	0.016%	0.013%		0.028%	0.010%
Lead						0.840%
Zinc						3.090%
Leachable material (kt)	5,232	1,361,765	629,993	191,694	2,188,684
Leachable material grade	0.389%	0.136%	0.179%	0.160%	0.151%

Total
Sulfide ore reserves(kt)	1,882,534	2,111,177	3,976,876	2,401,085	10,371,672	42,552
Average grade:
Copper	0.506%	0.571%	0.490%	0.274%	0.459%	0.531%
Molybdenum	0.018%	0.033%		0.028%	0.016%
Lead						0.995%
Zinc						3.045%
Leachable material (kt)	14,122	2,396,252	2,768,343	1,258,735	6,437,452
Leachable material grade	0.520%	0.170%	0.202%	0.168%	0.184%
Waste (kt)	4,509,169	8,223,027	5,866,535	1,716,601	20,315,332
Total material (kt)	6,405,825	12,730,456	12,611,754	5,376,421	37,124,456	42,552
Stripping ratio	2.40	5.03	2.17	1.24	2.58

Leachable material
Reserves in stock (kt)	17,289	1,168,584	711,412	597,977	2,495,262
Average copper grade	0.509%	0.151%	0.124%	0.249%	0.169%

In-pit reserves:
Proven (kt)	8,890	1,034,487	2,138,350	1,067,041	4,248,768
Average copper grade	0.597%	0.214%	0.209%	0.170%	0.201%
Probable(kt)	5,232	1,361,765	629,993	191,694	2,188,684
Average copper grade	0.389%	0.136%	0.179%	0.160%	0.151%
Total leachable reserves	31,411	3,564,836	3,479,755	1,856,712	8,932,714
Average copper grade	0.514%	0.164%	0.186%	0.194%	0.180%
Copper contained in ore reserves (kt) (2)	9,599	16,128	25,079	8,694	59,500	226

(kt) = Thousand tons

(1)          The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	477	818	1,296
Lead	201	222	423

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

The following stages are identified at the Cuajone, Toquepala, Buenavista and La Caridad mines:

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

4.               In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

Tonnage and grade reconciliation for 2010 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	31,762	0.596%	31,461	0.598%	301	(0.002)%
Toquepala	20,423	0.673%	21,654	0.678%	(1,231)	(0.005)%
Buenavista	—	—	—	—	—	—
La Caridad	32,617	0.345%	33,344	0.350%	(727)	(0.005)%

(*) In 2010, the Buenavista mine was on strike through June and the mill was not restored to production until the end of the year.

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2010:

	Proven	Probable
	(average spacing in meters)
Cuajone	83.96	121.42
Toquepala	76.96	117.35
Buenavista	51.96	100.94
La Caridad	41.50	100.20

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 15 “Commitments and contingencies.”

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  Effective February 17, 2010, SCC’s common stock symbol changed from PCU to SCCO on both the NYSE and the BVL.  At December 31, 2010, there were 2,694 holders of record of our common stock.  The Company’s common stock commenced trading on NYSE and BVL on January 5, 1996.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	2010					2009
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share	$0.43	$0.45	$0.37	$0.43	$1.68	$0.12	$0.04	$0.10	$0.18	$0.44

Stock market Price
NYSE:
High	$36.30	$35.11	$35.17	$48.84	$48.84	$19.03	$24.91	$31.44	$36.40	$36.40
Low	$26.63	$26.19	$26.44	$35.42	$26.19	$12.74	$17.04	$19.04	$29.11	$12.74

BVL:
High	$36.20	$35.00	$35.00	$49.13	$49.13	$19.20	$25.05	$31.50	$36.21	$36.21
Low	$26.71	$26.30	$26.60	$35.40	$26.30	$12.63	$17.18	$18.90	$29.35	$12.63

On January 27, 2011, a dividend of 58 cents per share was announced payable March 1, 2011 to shareholders of record as of February 15, 2011.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current intensive capital investment program and expected future cash flow generated from operations.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” and Note 12 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors stock award plan at December 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Directors’ stock award plan	N/A	N/A	343,200

For additional information see “Note 16 — Stockholders Equity — Directors’ Stock Award Plan.”

SCC COMMON STOCK REPURCHASE PLAN:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008, the Company has purchased 33.4 million shares of its common stock at a total cost of $457.0 million as shown below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

The following table summarizes the repurchase program activity since its inception in 2008:

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $48.74	millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7

2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9

2010:
05/05/10	05/05/10	13,200	28.75	33,435,350		0.4
08/12/10	08/12/10	1,200	29.33	33,436,550		(*	)
10/14/10	10/14/10	1,200	40.34	33,437,750		(*	)
		15,600

Total purchased		33,437,750	$13.67		881,777	$457.0

(*) — Less than $0.1 million.

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership increased to 80% at March 31, 2009 and remains at 80% as of December 31, 2010.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2010.  The chart below analyzes the total return on SCC’s common stock for the period commencing  December 31, 2005 and ending December 31, 2010, compared with the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.  In 2006, SCC’s stock provided a positive return of 74.99% compared with 13.62% for the S&P 500 and 33.83% for S&P Metals and Mining Select Industry Index.  In 2007, SCC’s stock provided a positive return of 115.34% compared with 3.53% for S&P 500 and 41.71% for S&P Metals and Mining Select Industry Index.  In 2008, SCC´s stock had a negative return of 50.65%, compared with negative returns of 38.49% and 60.02% for the S&P 500 and for S&P Metals and Mining Select Industry Index.  In 2009, SCC´s stock had a positive return of 108.54%, compared with positive returns of 23.45% and 85.59% for the S&P 500 and for S&P Metals and Mining Select Industry Index, respectively.  In 2010, SCC’s stock had a positive return of 55.85% compared with positive returns of 12.78% and 95.52% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

* Total return assumes reinvestment of dividends

** The comparison assumes $100 invested on December 31, 2005

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2010, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

(In millions, except per share amounts, stock and financial ratios)

	Years Ended December 31,
Statement of Earnings Data	2010	2009	2008	2007	2006

Net sales	$5,149.5	$3,734.3	$4,850.8	$6,085.7	$5,460.2
Operating income	2,604.2	1,485.1	2,201.9	3,497.4	3,054.3
Net income	1,562.7	934.6	1,414.5	2,226.6	2,046.9
Net income attributable to:
Non-controlling interest	8.7	5.2	7.9	10.2	9.3
Southern Copper Corporation	$1,554.0	$929.4	$1,406.6	$2,216.4	$2,037.6

Per share amounts: (1)
Earnings basic and diluted	$1.83	$1.09	$1.60	$2.51	$2.31
Dividends paid	$1.68	$0.44	$1.94	$2.27	$1.71

	As of December 31,
Balance Sheet Data	2010	2009	2008	2007	2006

Cash and cash equivalents	$2,192.7	$772.3	$716.7	$1,409.3	$1,022.8
Total assets	8,128.0	6,058.2	5,764.3	6,580.6	6,376.4
Total long-term debt, including current portion	2,760.4	1,280.3	1,290.0	1,449.8	1,528.1
Total liabilities	4,217.6	2,164.6	2,368.9	2,715.8	2,695.8
Total equity	$3,910.4	$3,893.7	$3,395.4	$3,864.8	$3,680.6

	Years Ended December 31,
Statement of Cash Flows	2010	2009	2008	2007	2006

Cash provided from operating activities	$1,920.7	$963.2	$1,728.3	$2,703.5	$2,059.3
Depreciation, amortization and depletion	323.2	322.6	327.3	327.9	275.1
Cash used for investing activities	(473.8)	(359.3)	(418.6)	(246.0)	(725.3)
Capital expenditures	(408.7)	(414.8)	(524.4)	(315.7)	(455.8)
Cash provided from (used for) financing activities	36.6	(458.0)	(2,048.0)	(2,088.3)	(1,164.3)
Dividends paid	(1,428.0)	(376.0)	(1,710.8)	(2,002.3)	(1,509.1)

	Years Ended December 31,
Capital Stock (1)	2010	2009	2008	2007	2006

Common shares outstanding — basic and diluted (in thousands)	850,000	850,000	854,900	883,397	883,384
NYSE Price — high	$48.84	$36.40	$41.34	$47.12	$19.37
NYSE Price — low	$26.19	$12.74	$9.19	$16.84	$11.55
Book value per share	4.58	4.56	3.96	4.36	4.15
P/E ratio	26.66	30.12	10.03	14.05	7.79

	Years Ended December 31,
Financial Ratios	2010		2009		2008		2007		2006

Gross margin(2)	53.0%		42.5%		48.3%		59.7%		58.0%
Operating income margin(3)	50.6%		39.8%		45.4%		57.5%		55.9%
Net margin(4)	30.2%		24.9%		29.0%		36.4%		37.3%
Current assets to current liabilities	3.25		2.97		2.11		2.84		2.84
Net debt(5)/total capitalization(6)	12.7%		11.5%		14.4%		1.0%		12.1%
Ratio of earnings to fixed charges(7)	15.5	x	15.1	x	20.8	x	25.4	x	27.2	x

(1)                  Per share amounts reflect earnings and dividends of Southern Copper Corporation. Numbers of shares and values per share have been adjusted to reflect the 2008 and 2006 stock splits.

(2)                  Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.

(3)                  Represents operating income divided by sales as a percentage.

(4)                  Represents net income divided by net sales as a percentage.

(5)                  Net debt is defined as total debt minus cash and cash equivalents balance.  Please see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, “Financing Section.”

(6)                 Represents net debt divided by net debt plus equity.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2010.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for us, including our Minera Mexico subsidiary, on a consolidated basis for all periods.  Our financial results may not be indicative of our future results.

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

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have an active ongoing exploration program in Chile.  In addition to copper we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.  In 2010 approximately 73% of our revenues came from the sale of copper, 13% from molybdenum, 6% from silver and 8% from various other products, including zinc, gold and other materials.

We believe that our greatest strength lies in our copper ore reserves, which at December 31, 2010 totaled 59.7 million tons of contained copper, calculated at a copper price of $1.80 per pound (as of December 31, 2010 the LME and COMEX copper price was $4.42).  In terms of copper reserves, we believe we hold the world’s largest reserve position.

Our other significant strengths include our asset quality, our low cost leadership in the industry and our prudent financial policies, which are reflected in our financial performance.

AMC — Business Combination Proposal: In July 2010, we received a proposal from AMC, our parent company and the parent company of Asarco, offering to effect an all stock business combination of our Company and AMC.  A special committee formed from our independent directors is evaluating this proposal.  Please see Note 2 to our financial statements, for further information.

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          In 2010, we finally solved the illegal work stoppage at Cananea that had been plaguing our Mexican operations since 2007.  To reflect what we believe is a new beginning for this property, we have renamed the entity Buenavista del Cobre or Buenavista.  SXEW production at this property reached capacity in the fourth quarter of 2010 and we expect to reach full concentrator capacity in the first quarter of 2011.

•          Changes in copper and molybdenum prices.  Copper represents about 73% of our sales. Molybdenum, our most significant by-product, represents about 13% of our sales.  We believe the market for copper in 2011 will be in deficit as increased demand will exceed increases in supply.  In addition, we are expecting a balanced market for molybdenum.

•          We expect that the 2011 production of copper will be approximately 630,000 tons, an increase of 26% over 2010.  This estimate includes the restoration of Buenavista’s production at full capacity after the first quarter 2011 and the processing of third party concentrates.

•          We expect molybdenum production in 2011 to be about 17,000 tons, a decrease from 2010 production due to a 9% decrease in production at our Peruvian mines because of a temporary decrease in ore grades.

•          In 2011, we will continue with our capital investment program. We have budgeted $1.7 billion in spending for the year.  Spending in Peru is estimated to be $862 million and in Mexico $881 million.  This investment is part of our five year capital expenditure program to increase production of copper and molybdenum.

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2010:

	2010	2009	2008

Net sales (in millions)	$5,150	$3,734	$4,851
Net income attributable to SCC (in millions)	$1,554	$929	$1,407
Earnings per share	$1.83	$1.09	$1.60
Dividends per share	$1.68	$0.44	$1.94
Average LME copper price	$3.42	$2.34	$3.16
Pounds of copper sold (in millions)	1,106	1,118	1,115

Sales and net income increased significantly in 2010 from the prior year.  Prices of copper and our principal by-products were all higher in 2010 and were trending higher at year end.  The 2010 sales volumes were generally lower for most of our products, copper was 1% lower than the prior year and silver and zinc were lower by 15% and 9.5%, respectively.  Molybdenum sales volume, however, was over 10% higher in 2010 than the prior year, offsetting much of the decrease caused by the lower volume of other metals.  Earnings increased by 67% in 2010 as a result of the increase in metal prices.  Metal prices for the first month of 2011 continued to improve and we are confident that the outlook for 2011 is promising.  However, while we believe that the market fundamentals for copper are strong, some caution should be exercised.  Current copper inventories in the principal warehouses have increased in recent months and there exists strong price volatility in the metals market and particularly in copper.  Considering this, as well as our large capital investment program, we have put in place a significant price protection program for 2011 and the first quarter of 2012.  Please see Item 7A Quantitative and Qualitative Disclosures about Market Risk, “Copper Swaps”, on page 112 for more detailed information related to this price protection.

Production: The table below highlights key mine production data of our Company for the three years ended December 31, 2010:

	2010	2009	2008
Copper mined (in million pounds)	1,055	1,070	1,078
Molybdenum mined (in million pounds)	45	41	36
Zinc mined (in million pounds)	219	243	236
Silver mined (in million ounces)	13	13	12

Copper mined in 2010 was 15 million pounds under the 2009 copper mine production.  A net decrease at our Peruvian mines of 43 million pounds, largely from lower grade at the Cuajone mine and a decrease of 17 million pounds from La Caridad mine, due to lower grades and recoveries, were partially offset by 46 million pounds of SXEW production from the Buenavista mine, which began restoring operations in the second half of 2010.  Full capacity is expected to be reached by the end of the first quarter of 2011.  This includes concentrate production along with our SXEW production.  In 2009, Buenavista was completely shutdown.

Molybdenum production reached a record level in 2010.  Production increased by approximately 4 million pounds in 2010 due primarily to grade and recovery increases at the La Caridad and Toquepala mines.

Zinc production, which comes from our IMMSA unit in Mexico, decreased by 24 million pounds in 2010 due principally to the lower production at the Santa Eulalia mine as a result of unusually heavy rains, which caused flooding in the area and disrupted production.  We have a rehabilitation program for Santa Eulalia, which includes a pumping system with a total budget of $12.9 million. We expect to restore full mine production by October 2011.

Our silver production decreased 4.2% in 2010, due to decreases at our operations in Mexico and Peru.

Copper mined in 2009 was about 8 million pounds under the 2008 copper mine production.  A net increase at our Peruvian mines of 11 million pounds, largely from improved recovery and higher grade at the Toquepala mine, plus an increase of 15 million pounds from La Caridad mine, due to higher recoveries and grades, was offset by production losses due to the Buenavista strike.  In 2008, we were able to produce 34 million of copper at Buenavista during the early part of the year.  In 2009, Buenavista was completely shutdown.  Molybdenum production increased by approximately 5 million pounds in 2009 due primarily to an increase of approximately 5 million pounds at La Caridad, due to grade and recovery increases.  Zinc production, which is from our IMMSA unit, increased by 7 million pounds in 2009.  Silver production increased 7.2% in 2009, with increases occurring at our operations in Mexico and Peru.

Buenavista mine: Operations at our Buenavista mine are being restored to full capacity after being closed for almost three years because of the strike.  Full capacity of SXEW was restored in the fourth quarter 2010 and full capacity of the concentrator is being restored in the first quarter of 2011.  Through December 31, 2010 we spent $70.9 million for the rehabilitation of the mine and plant and we expect to spend an additional $43.1 million in 2011.  We anticipate that a portion of these costs will be recovered from insurance.

The recovery of the Buenavista mine allows us to resume the development of our capital investment projects at the property, which includes a concentrator expansion, a third and a fourth SXEW plants, a molybdenum plant and the Quebalix III, a crushing, spreading and conveying system at the mine.

Tia Maria project:  In connection with obtaining approval of the EIA of the project, additional information, including the use of sea water, was submitted to the government.  On December 1, 2010, MINEM approved a communication plan with new options to use to inform the details of EIA to the local communities.  We completed the communication plan in January 2011, which included the opening of three information offices in the communities that would be mostly impacted by the project and we held four informative meetings with citizens of the local communities. In addition, advertisements explaining the project were placed in local newspapers, as well as on local television and radio stations.  On February 1, 2011, we filed a report with MINEM indicating full completion of the program.  The observation and comment period for the local and community members and other stakeholders, including environmentalist and non-governmental organizations, expires on March 2, 2011 and we expect to receive approval of the EIA during the second quarter of 2011.  Construction work is scheduled to begin in the second quarter of 2011 and copper production will start by the fourth quarter of 2012.  Based on the current developments of the project we have performed an impairment analysis of the project assets and we have concluded that no impairment exists as of December 31, 2010.

KEY MATTERS

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues and (v) our capital investment programs.

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

We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net revenue (loss) on sale of metal purchased from third parties and by-products revenues, and sales premiums, less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced by our own mines.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, principally molybdenum, zinc, silver and the premium over market price that we receive on copper sales.  We account for the by-product revenue in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in silver and zinc, has had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

We exclude the cost of purchases of third party copper material.  From time to time we purchase copper concentrates on the open market in order to maximize the use of our smelter capacity or to take advantage of an attractive market situation.  We view these purchases on an incremental basis and measure the results incrementally.  We find that the inclusion of these purchases with our own production often creates a distortion in our unit cost.  Accordingly, we include only the net effect of these purchases, so that only the net revenue or loss from the transaction is included in the calculation.  We believe this will allow others to see a truer presentation of our cash cost.

In addition, we exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature and the royalty charges.

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2010.  We present cash costs with and without the inclusion of by-product revenues.

	Year			Positive (negative) Variance
(Cents per pound)	2010	2009	2008	2010-2009	2009-2008
Operating cash cost per pound of copper produced	16.8	35.8	21.8	19.0	(14.0)
Less: by-products revenue	134.1	100.1	135.3	34.0	(35.2)
Operating cash cost per pound of copper produced without by-products revenue	150.9	135.9	157.1	(15.0)	21.2

2010 compared with 2009:

As seen on the chart above, our cash cost per pound for 2010 when calculated with by-products revenue is 16.8 cents per pound compared with 35.8 cents per pound in 2009.  The increase in the by-products credit in the 2010 period was largely due to higher sales prices for molybdenum, silver and zinc and a record molybdenum production in 2010.  The increase in the credit for molybdenum was 29.0 cents per pound in 2010, of which 19.0 cents was due to higher prices.

Our per pound cash cost, excluding by-product revenues, was higher by 15.0 cents per pound in 2010 compared with 2009 principally due to an increase of 13.5 cents per pound in production cost, mainly power and fuel cost due to increased market prices, labor due to salary increases, local currency appreciation and repair costs.

2009 compared with 2008:

As seen on the chart above, our cash cost per pound for 2009 when calculated with by-products revenue is 35.8 cents per pound compared with 21.8 cents per pound in 2008.  The decrease in the by-products credit in the 2009 period was largely due to lower molybdenum prices.  The effect of lower molybdenum prices reduced the by-products credit by approximately 30.7 cents per pound for 2009.

Our per pound cash cost, excluding by-product revenues, was lower by 21.2 cents per pound in 2009 compared with 2008 due to a decrease of 19.4 cents per pound in production cost as result of the modernization of our equipment and the lower power and fuel cost, which decreased cash cost by 15.9 cents.

Metal Prices

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

We are subject to market risks arising from the volatility of copper and other metals prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to actual or potential hedging programs, metal price sensitivity factors would indicate the estimated change in net earnings resulting from metal price changes in 2011 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$7.6	$21.1	$1.1	$7.7

Business Segments

We view our Company as having three operating segments and manage it on the basis of these segments.  These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and the Buenavista mine complexes and the smelting and refining plants and support facilities, which service both mines.  The Mexican open-pit operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and a zinc refinery.

Segment information is included in our review of “Results of Operations” and also in Note 21 “Segment and related information” of our consolidated financial statements.

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

	Years Ended December 31,
	2010	2009	2008
Peru
Peruvian inflation rate	2.1%	0.2%	6.6%
Nuevo sol/dollar devaluation/(appreciation) rate	(2.8)%	(8.0)%	4.8%
Mexico
Mexican inflation rate	4.4%	3.6%	6.5%
Peso/dollar devaluation/(appreciation) rate	(5.4)%	(3.5)%	24.5%

Capital Investment Program

We made capital expenditures of $408.7 million, $414.8 million and $524.4 million in 2010, 2009 and 2008, respectively.  In general, the capital expenditures and investment projects described below are intended to increase production and/or decrease costs.

The table below sets forth our capital expenditures for the three years ended December 31, 2010 (in millions):

	2010	2009	2008
Peruvian projects:
Tia Maria — Arequipa	$152.5	$162.0	$118.0
Toquepala concentrator expansion	32.8	52.6	37.7
Cuajone concentrator expansion	18.8	4.3	18.2
Tailings disposal — Quebrada Honda dam	3.3	5.6	21.7
Ilo smelter modernization (including marine trestle)	1.6	10.2	6.6
Sub-total projects	209.0	234.7	202.2
Maintenance and replacement	55.2	49.7	100.3
Total Peruvian expenditures	264.2	284.4	302.5

Mexican projects:
Buenavista mine rehabilitation and benefit plant	35.0	—	—
El Arco feasibility study, land and water rights	14.1	10.4	3.9
La Caridad tailings dam — Internal dikes	4.3	2.2	2.1
Santa Eulalia pumping system	3.2	0.6	—
La Caridad concentrator plant expansion	0.3	0.2	—
Pilares mine (including land acquisition)	0.2	0.7	20.0
Buenavista SXEW plant II	0.4	—	—
Buenavista crusher and conveyors system for leach material, phases I and II	0.4	—	13.6
La Caridad crusher high efficiency system	—	—	2.8
San Luis Potosi effluent plant	—	4.9	—
Sub-total projects	57.9	19.0	42.4
Maintenance and replacement	86.7	111.4	179.5
Total Mexican expenditures	144.6	130.4	221.9

Total capital expenditures	$408.8	$414.8	$524.4

We are committed to continuing the growth of our Company.  In 2011, we will continue with our capital investment program.  We have budgeted $1.7 billion in spending for the year.  Spending in Peru is estimated to be $862 million and in Mexico $881 million.  This investment is part of our five year capital investment program to increase production of copper and molybdenum.  Capital spending plans will continue to be reviewed and adjusted in response to changes in the economy or market conditions.

We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing if required.

Peruvian operations:

Tia Maria project: This project, located in the Peruvian region of Arequipa, is expected to produce about 260 million pounds of SXEW copper cathodes per year.  In connection with obtaining approval of the EIA of the project, additional information, including the use of sea water, was submitted to the government.  On December 1, 2010, MINEM approved a communication plan with new options to use to inform the details of EIA to the local communities.  We completed the communication plan in January 2011, which included the opening of three information offices in the communities that would be mostly impacted by the project and we held four informative meetings with citizens of the local communities.  In addition, advertisements explaining the project were placed in local newspapers, as well as on local television and radio stations.  On February 1, 2011, we filed a report with MINEM indicating full completion of the program.  The observation and comment period for the local and community members and other stakeholders, including environmentalist and non-governmental organizations, expires on March 2, 2011 and we expect to receive approval of the EIA during the second quarter of 2011.  Construction work is scheduled to begin in the second quarter of 2011 and copper production is expected to start by the fourth quarter of 2012.  Current investment in the project is focused on the development of engineering studies for the mine facilities and on the purchase of equipment for copper extraction processes.  We estimate a total investment of $934.0 million of which $432.5 million was spent through December 31, 2010.

Toquepala concentrator expansion:  Through 2010, we have spent a total of $123.1 million on the Toquepala concentrator expansion.  The approval of the use of high pressure grinding rolls (HPGR) and wet screening at the tertiary crushing stage will reduce capital and operating cost.  The scope of the project is currently under review as we are evaluating an increase in milling capacity of 60,000 tons per day from the 40,000 tons per day originally planned.  As a result of this review, the EIA is expected to be presented during the second quarter of 2011 and the project start-up in the first half of 2013.

Cuajone concentrator expansion: This project will expand the concentrator to process 105,000 tons per day and has a total capital budget of $301 million, of which we have spent $41.3 million through December 31, 2010.  Increased production from this expansion project will begin in the second half of 2011.  The purchase of mine and auxiliary equipment to support the work to optimize the Cuajone mine plan is in progress.  As part of the expansion plans, the project contemplates a variable cut-off grade methodology, which will increase copper and molybdenum production by a total of 147,000 tons and 3,000 tons, respectively, in the next 10 years.

Tailings disposal at Quebrada Honda: This project will increase the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 35 years.  The first stage of the tailings disposal project was completed.  Construction of the drainage system for the lateral dam started in June 2010.  The project has a total cost of $66 million with $47.0 million expended through December 31, 2010.

Ilo smelter modernization: In May 2010, the Ilo smelter marine trestle, with a total cost of $25.3 million, started operation.  We now offload directly to offshore ships the sulfuric acid produced at the Ilo smelter, avoiding hauling cargo through the city of Ilo.  The 500 meter long marine trestle is the last component of the Ilo smelter modernization project.

Mexican operations:

Buenavista SXEW plant III: In the second half of 2010, we restarted the project and in December 2010 we completed a review of the basic engineering.  We have started the detailed engineering in January 2011 and, when completed, we will begin the acquisition of major equipment and construction of the plant and new infrastructure.  The total budget for this project is $216 million, of which we have spent $1.9 million through December 31, 2010.

Crushing, conveying and spreading system (“Quebalix III”): In 2010 the project has also been restarted.  We have almost completed the acquisition of the project equipment and will begin construction of the crusher building and the conveying and spreading systems for the leachable ore.  We expect a total investment of $70 million, of which we have spent $32.9 million through December 31, 2010.

Buenavista molybdenum plant: The basic engineering for the project is in process and we expect it to be completed during the first quarter of 2011.  Further, we will complete the metallurgical testing and start the detailed engineering and the procurement of the main equipment.

Pilares project: The Pilares mine site is located close to the La Caridad mine and is being evaluated.  As of December 31 2010, 13,700 meters of drilling has been performed, access roads developed and metallurgical testing and preliminary mine planning has begun.

Social programs for the Buenavista community are underway.  The local hospital has been reconstructed, two new water wells for the community have been completed, as well as a street paving program, and the town library was provided with modern technology to improve reference search capabilities.

Other capital expenditures

Tantahuatay: The construction of the Tantahuatay gold project, in which we have an 44.25% participation with Compania de Minas Buenaventura, has advanced and is expected to start dore gold production by June 2011.  The project is expected to have an average annual production of 90,000 ounces of gold and about 426,000 ounces of silver, for five years. It will require a total investment of $110 million.  During 2011, we will continue to assess the underlying copper deposit for possible future development.

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with estimated mineralized material of over 1.0 billion tons with an ore grade of 0.51% and 14 grams of gold per ton.  This project is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually.  We continue to invest in land acquisition required for the project.  In 2010, the project feasibility study was completed at a cost of $15.0 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 3 “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated.  We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $2.97 per pound for copper and $18.59 per pound for molybdenum, both current average prices as of December 31, 2010.  The prices for copper and molybdenum were $2.90 and $23.44, respectively, as of December 31, 2009 and $3.15 and $28.02, respectively, as of December 31, 2008.

Certain financial information is based on reserve estimates calculated on the basis of current average prices.  These include amortization of intangible assets and mine development.  However, variations in ore reserve calculations from changes in metal price assumptions do not create material changes to our financial results.

Leachable Material:  At one of our Mexican mines, we capitalize the cost of materials with low copper content extracted during the mining process (leachable material), which is collected in leach dumps.  The capitalized cost is recognized in earnings over the period we expect to recover copper from the leach dumps, which is estimated to be five years.

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

Asset retirement obligations are further discussed in Note 11 “Asset Retirement Obligation” to our consolidated financial statements included herein.

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

Derivative Instruments: We utilize certain types of derivative financial instruments to enhance our ability to manage risks that exist as part of our ongoing business operations and to enhance our return on Company assets.  Derivative contracts are reflected as assets or liabilities in the balance sheet at their fair value.  The estimated fair value of the derivatives is based on market and/or dealer quotations and in certain cases valuation modeling.  From time to time we have entered into copper and zinc swap contracts to protect a fixed copper and zinc price for portions of our metal sales, hedging contracts to fix fuel prices for a portion of our production costs, interest rate swap agreements to hedge the interest rate risk exposure on certain of our bank obligations with variable interest rates and currency swap arrangements to ensure Mexican peso/ U.S. dollar conversion rates.  Realized and unrealized gains and losses related to economic hedges that do not qualify for hedge accounting are recognized in the consolidated statement of earnings as follows: copper and zinc derivatives are included in net sales, gain and losses related to fuel costs are included in cost of sales and all other are included in “Gain (loss) on derivative instruments.”  Changes in the fair value of copper derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income and are recognized in sales as the hedged copper sales occur.

Income Taxes: In preparing our consolidated financial statements, we recognize income taxes in each of the jurisdictions in which we operate.  For each jurisdiction, we calculate the actual amount currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in rate is recognized through the income tax provision in the period that the change is enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income, as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

Our Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We follow the guidance of ASC 740 “Income Tax” (FIN 48 “Uncertain tax positions” in prior literature) to record these liabilities. (See Note 9 “Income taxes” of the consolidated financial statements for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using a long-term average copper price of $1.80 per pound of copper and an average molybdenum price of $11.00 per pound, along with near-term price forecast, for 2010, reflective of the current price environment, for our impairment tests. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $1.50 per pound and a molybdenum price assumption of $10.00 per pound, showed projected undiscounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 2.2 to 4.2 times such carrying amount.

In recent years our assumptions for long-term average prices resulted in stricter evaluations for impairment analysis than using the three year average prices for copper and molybdenum prices. Should this situation reverse in the future with three year average prices below the long-term price assumption, we would assess the need to use the three year average prices in our evaluations. We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value.

PROVISIONALLY PRICED SALES

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2010, 2009 and 2008:

Provisionally Priced Sales	2010	2009	2008
Copper
Millions of pounds	13.8	23.4	141.0
Priced at average of (per pound)	$4.38	$3.33	$1.39
Molybdenum
Millions of pounds	9.1	10.9	6.3
Priced at average of (per pound)	$16.40	$11.75	$9.50

Provisional sales adjustments included in accounts receivable and net sales at December 31, 2010, 2009 and 2008 were as follows:

Provisional Sales Adjustments	2010	2009	2008
	(in millions)

Copper	$4.8	$4.1	$(44.2)
Molybdenum	7.3	(16.2)	(53.1)
Total	$12.1	$(12.1)	$(97.3)

Management believes that the final pricing of these sales will not have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2010.

Statement of Earnings Data	2010	2009	2008
	(in millions)

Net sales	$5,149.5	$3,734.3	$4,850.8
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,099.4)	(1,823.7)	(2,182.2)
Selling, general and administrative	(88.3)	(78.3)	(102.4)
Depreciation, amortization and depletion	(323.3)	(322.6)	(327.3)
Exploration	(34.3)	(24.6)	(37.0)

Operating income	2,604.2	1,485.1	2,201.9
Interest expense, net	(160.5)	(97.6)	(99.1)
Interest income	7.8	6.6	48.4
Gain (loss) on derivative instruments	—	4.2	(74.6)
Other income (expense)	(20.7)	6.1	17.2
Income taxes	(868.1)	(469.8)	(679.3)
Income attributable to non-controlling interest	(8.7)	(5.2)	(7.9)
Income attributable to SCC	$1,554.0	$929.4	$1,406.6

The table below outlines the average published market metals prices for our metals for each of the three years ended December 31, 2010:

AVERAGE MARKET METALS PRICES

				% Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Copper price ($ per pound - LME)	$3.42	$2.34	$3.16	46.2%	(25.9)%
Copper price ($ per pound - COMEX)	$3.43	$2.35	$3.13	46.0%	(24.9)%
Molybdenum price ($ per pound)(1)	$15.60	$10.91	$28.42	43.0%	(61.6)%
Zinc price ($ per pound - LME)	$0.98	$0.75	$0.85	30.7%	(11.8)%
Silver price ($ per ounce - COMEX)	$20.18	$14.67	$14.97	37.6%	(2.0)%

(1) Platt’s Metals Week Dealer Oxide.

SEGMENT SALES INFORMATION

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2010:

Copper Sales (million pounds)	2010	2009	2008
Peruvian operations	792.4	808.4	762.2
Mexican open-pit	311.7	289.0	321.9
Mexican IMMSA unit	23.0	34.6	35.4
Other and intersegment elimination	(21.0)	(14.2)	(5.0)
Total copper sales	1,106.1	1,117.8	1,114.5

By-product Sales (million pounds, except silver - million ounces)	2010	2009	2008

Peruvian operations:
Molybdenum contained in concentrate	22.3	19.6	20.4
Silver	4.5	4.3	3.8

Mexican open-pit operations:
Molybdenum contained in concentrate	22.9	21.4	16.0
Silver	7.1	6.5	4.4

IMMSA unit
Zinc-refined and in concentrate	215.1	228.0	220.7
Silver	7.0	12.3	8.9

Other and intersegment elimination
Zinc	(7.9)	0.9	0.5
Silver	(3.2)	(4.9)	(2.1)

Total by-product sales
Molybdenum contained in concentrate	45.2	41.0	36.4
Zinc-refined and in concentrate	207.2	228.9	221.2
Silver	15.4	18.2	15.0

Results of Operations for the Year Ended December 31, 2010 Compared with Year Ended December 31, 2009.

Net sales

Net sales in 2010 were $5,149.5 million, compared with $3,734.3 million in 2009, an increase of $1,415.2 million. The increase was principally a result of higher average metal prices and higher molybdenum sales volume.

Molybdenum sales volume increased 10.5%, following a production record in 2010 due primarily to grade and recovery increases at the La Caridad and Toquepala mines.

The increase in metal prices was a result of improvements in the global economy and, in the case of copper, was helped by increased demand from China.

Net sales in 2010 include a loss of $41.9 million on copper hedges. There was no copper derivative activity in 2009.

The table below presents information regarding the volume of our copper sales products for the years 2010 and 2009.

Copper Sales by product (million pounds)	2010	2009
Refined	637.2	692.4
Blister	—	40.0
Anode	38.6	30.8
Concentrates and other	135.2	94.2
SXEW	167.4	126.0
Rod	127.7	134.4
Total	1,106.1	1,117.8

Mine copper production was 1,055.0 million pounds in 2010, a decrease of 1.4% from 2009. This decrease of 15.1 million pounds included a reduction of 43.2 million pounds at our Peruvian operation, principally from the Cuajone mine due to lower ore grades net of an increase of 28.0 million pounds at our Mexican open-pit mines. The increase was mainly due to 45.6 million pounds of SXEW cathodes from our Buenavista mine, which restored full leach capacity during the third quarter of 2010. This was partially offset by a decrease of 16.8 million pounds at La Caridad mine due to lower ore grades and recoveries.

Molybdenum production reached a record of 45.2 million pounds in 2010, a 9.8% increase from 2009. This increase was principally due to higher ore grades at the La Caridad and Toquepala mines.

Mine zinc production amounted to 218.7 million pounds in 2010, a 10.2% decrease from 2009. The decrease of 24.8 million pounds in zinc production is principally the result of lower production at the Santa Eulalia mine due to unusually heavy rains, which caused flooding in the area and hindered production. We are currently working on a rehabilitation program and expect to restore full mine production by October 2011.

Copper made up 72.7% of net sales in 2010 compared with 70.7% in 2009. Sales of by-products in 2010 totaled $1,403.7 million compared with $1,095.4 million in 2009, an increase of 28.1%. The increase is principally attributable to the increase in the sales prices for molybdenum, silver and zinc, as well as higher molybdenum sales volume.

The table below provides the sales of our by-products as a percentage of our total net sales.

	Year Ended December 31,
By-product Sales as a percentage of total net sales	2010	2009
Molybdenum	13.3%	11.7%
Zinc	4.1%	4.7%
Silver	6.0%	7.4%
Other by-products	3.9%	5.5%
Total	27.3%	29.3%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2010 was $2,099.4 million, compared with $1,823.7 million in 2009, an increase of $275.7 million, or 15.1%. The increase in cost of sales was principally due to 1) higher production cost, including $48.5 million of higher fuel and power cost due to higher market prices, $22.9 million of higher labor cost, including a payment of approximately $10.2 million in signing bonuses to our Peruvian workers, and $21.3 million of higher costs for repairs at our Ilo smelter, 2) $109.6 million of higher workers’ participation as a result of increased earnings, 3) $16.4 million of higher mine royalties due to higher sales value and 4) $35.9 million for the restoration costs at our Buenavista facility.

Selling, general and administrative

Our selling, general and administrative expense in 2010 was $88.3 million, compared with $78.3 million in 2009, an increase of $10.0 million. The increase was mainly due to $3.5 million of higher labor cost, $2.4 million of a currency translation effect due to the revaluation of the Mexican peso. The 2009 administrative expenses include a credit adjustment of $3.5 million to the post retirement benefit plans at our Peruvian operations.

Exploration

We maintain active exploration programs in Peru, Mexico and Chile. Exploration expense in 2010 was $34.3 million and included $13.6 million in Peru (including Chile) and $20.7 million in Mexico, compared with $24.6 million in 2009, of which $14.6 million was in Peru and Chile and $10.0 million in Mexico.

Exploration expense in Peru decreased $1.0 million mainly at Los Chancas due to the completion of the pre-feasibility studies, partially offset by the exploration at other several minor prospects.

Exploration spending in Mexico was $10.7 million higher in 2010 principally due to 1) $7.4 million of higher drilling cost at our IMMSA mines which includes $2.8 million at the Charcas and Santa Eulalia mines and $4.6 million at the Santa Barbara mine, 2) $2.0 million at the La Caridad mine due to the restart of drilling programs, and 3) $1.1 million due to the acquisition of mining rights and additional field work.

Interest expense, net

Net interest expense in 2010 was $160.5 million compared with $97.6 million in 2009, an increase of $62.9 million. Interest expense increased in 2010 as a result of the issuance of $1.5 billion in fixed-rate unsecured notes at an average rate of 5.4%. Capitalized interest was $7.5 million and $2.2 million in 2010 and 2009, respectively.

Interest income

Interest income in 2010 was $7.8 million, compared with $6.6 million in 2009, an increase of $1.2 million.  Our interest income increased as a result of higher average cash balances, principally because of improved earnings and additional borrowings.

Gain (loss) on derivative instruments

Gain on derivative instruments in 2009 was $4.2 million related to the U.S. dollar / Mexican peso exchange rate derivatives.  The Mexican peso appreciated 3.5% in 2009. We did not hold any exchange rate derivatives in 2010.  For a further discussion please see Note 17 “Derivative instruments” to our consolidated financial statements.  Gains or losses on copper and other metal derivatives are included in net sales and gains or losses on gas derivatives are included in the cost of sales on the consolidated statement of earnings.

Other income (expense)

Other income (expense) was an expense of $20.7 million in 2010 compared with income of $6.1 million in 2009.

The significant items in 2010 that increased the expense in “Other income (expense)” include: 1) an expense in Peru of $14.8 million for the regional development contribution, an increase of $5.6 million over the prior year, attributable to higher profits, 2) a decrease in Peru of $1.4 million related to gains on sale of miscellaneous property, 3) the 2009 period recorded a gain of $1.7 million related to a contract breakage fee received by our Peruvian operations; 2010 did not include any fees of this nature, 4) our Mexican operations included an increase in other miscellaneous charges of $3.8 million which include payments to local municipalities of $1.7 million related to the settlement of the Buenavista (Cananea) strike.  In addition donations are included in this category.

Income taxes

Income taxes in 2010 were $868.1 million and include $838.3 million of Peruvian and Mexican income taxes and $29.8 million for U.S. federal and state income taxes.  Income taxes in 2009 were $469.8 million and include $471.0 million of Peruvian and Mexican income taxes and a benefit of $1.2 million for U.S. federal and state income taxes.   U.S. income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

The increase of $398.3 million or 84.8% was primarily due to $1,026.4 million of higher pretax income.  The effective tax rate for 2010 was 35.7%, compared with 33.5% in 2009.  The increase in the effective tax rate is principally due to an increase in unrecognized tax benefit (UTB)caused by a prior year change in the percentage depletion in the UTB and a decrease to the percentage depletion allowance presently forecasted for 2010 when compared with 2009.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2010 was $8.7 million compared with $5.2 million in 2009, an increase of $3.5 million or 67.3%.  This increase is the result of higher earnings at our Peruvian operations.

Net income attributable to SCC

Our net income attributable to SCC in 2010 was $1,554.0 million, compared with $929.4 million in 2009, an increase of $624.6 million.  Net income attributable to SCC increased largely as a result of higher metal prices and the factors described above.

Segment Operating Income Information — 2010 vs.2009:

Peruvian Open-pit Operations

			Change
	2010	2009	Value	%
Net sales	$3,125.9	$2,223.5	$902.4	40.6%
Operating costs and expenses	(1,406.1)	(1,206.2)	(199.9)	(16.6)%
Operating income	$1,719.8	$1,017.3	$702.5	69.1%

Net sales at our Peruvian operations in 2010 were $3,125.9 million compared with $2,223.5 million in 2009, an increase of $902.4 million.  This increase was primarily due to the increase in metal prices and an increase in molybdenum and silver sales volume.  The LME copper price was 46.2% higher in 2010 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the molybdenum and silver prices were 43% and 37.6% higher, respectively.

Molybdenum and silver sales volume increased by 2.7 million pounds and 0.2 million ounces, respectively.  The increase in molybdenum sales volume was mainly due to higher production at our Toquepala mine due to higher grades and recoveries.  The increase in silver sales volume was due to higher production at the Toquepala mine.

Net sales in 2010 also include a loss on copper hedge derivatives of $27.7 million while in 2009 we held no copper derivatives positions.

Operating costs and expenses at our Peruvian operations in 2010 were $1,406.1 million, compared with $1,206.2 million in 2009, an increase of $199.9 million principally due to higher cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,218.2 million in 2010, compared with $1,026.7 million in 2009.  The increase of $191.5 million was primarily the result of 1) $80.6 million of higher production cost principally due to $18.3 million of higher cost of fuel and power due to an increase in market prices, $20.7 million of higher labor cost, including a payment of approximately $10.2 million in signing bonuses to our Peruvian workers, and $41.6 million of operating and repair cost mainly due to repairs at our Ilo smelter plant, 2) $21.9 million of higher royalty charge and 3) $74.7 million of higher workers’ participation.  The increases in royalty charge and the workers’ participation are both due to higher earnings.

Operating income in 2010 was $1,719.8 million, compared with $1,017.3 million in 2009, an increase of $702.5 million.  Operating income increased as a result of the factors described above.

Mexican Open-pit Operations

			Change
	2010	2009	Value	%
Net sales	$1,648.5	$1,076.7	$571.8	53.1%
Operating costs and expenses	(910.3)	(745.7)	(164.6)	(22.1)%
Operating income	$738.2	$331.0	$407.2	123.0%

Net sales at our Mexican open-pit operations in 2010 were $1,648.5 million, compared with $1,076.7 million in 2009, an increase of $571.8 million.  This increase is a result of higher metal prices and higher copper, molybdenum and silver sales volume.  The increase in sales volumes was due to the recovery of the SXEW production at our Buenavista mine and to higher ore grades and recoveries at La Caridad mine.

Net sales in 2010 included a loss on copper hedge derivatives of $14.3 million.  There was no copper derivative activity in 2009.

Operating costs and expenses at our Mexican open-pit operations in 2010 were $910.3 million compared with $745.7 million in 2009, an increase of $164.6 million.  The increase was the result of higher cost of sales (exclusive of depreciation, amortization and depletion) in 2010 of $164.5 million.  Cost of sales (exclusive of depreciation, amortization and depletion) was $710.1 million in 2010, compared with $545.6 million in 2009.  The increase was primarily due to $104.2 million of higher metal purchased from third parties to cover the production loss from the Buenavista mine and the concentrate purchased from our IMMSA unit after the closing of the San Luis Potosi copper smelter in March 2010 and $29.6 million of higher workers’ participation due to the increase in earnings.  The concentrates previously smelted at San Luis Potosi are now purchased and processed at La Caridad.

Operating income in 2010 was $738.2 million compared with $331.0 million in 2009, an increase of $407.2 million or 123.0%.  Operating income increased as a result of the factors described above.

IMMSA unit

			Change
	2010	2009	Value	%
Net sales	$512.7	$560.2	$(47.5)	(8.5)%
Operating costs and expenses	(359.0)	(423.3)	64.3	15.2%
Operating income	$153.7	$136.9	$16.8	12.3%

Net sales at our IMMSA unit in 2010 were $512.7 million, compared with $560.2 million in 2009, a decrease of $47.5 million.  The decrease in 2010 was due to lower volume of copper, silver and zinc and sales by the Santa Eulalia mine primarily as a result of the decrease in production because of the unusually heavy rains, which caused flooding in the area and hindered production.  We are working to rectify this problem and expect to restore production to normal levels by October 2011.

Operating costs and expenses at our IMMSA unit were $359.0 million in 2010 compared with $423.3 million in 2009, a decrease of $64.3 million.  This decrease was primarily the result of $71.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion).  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) included $129.1 million of lower metal purchases from third parties, net of $38.0 million of higher inventory consumption.

Operating income in 2010 was $153.7 million compared with $136.9 million in 2009, an increase of $16.8 million.  Operating income increased primarily as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 21 “Segment and related information” of our consolidated financial statements.

Results of Operations for the Year Ended December 31, 2009 Compared with Year Ended December 31, 2008.

Net sales

Net sales in 2009 were $3,734.3 million compared with $4,850.8 million in 2008, a decrease of $1,116.5 million.  The decrease was principally a result of lower average metal prices, partially offset by increases in sales volume.

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

Net sales in 2008 also include a $137.0 million gain on copper derivatives.  There was no copper derivative activity in 2009.

The table below presents information regarding the volume of our copper sales products for the years 2009 and 2008.

Copper Sales by product (million pounds)	2009	2008
Refined	692.4	657.4
Blister	40.0	21.9
Anode	30.8	22.0
Concentrates and other	94.2	101.4
SXEW	126.0	142.2
Rod	134.4	169.6
Total	1,117.8	1,114.5

Mine copper production was 1,070.1 million pounds in 2009, a decrease of 0.7% from 2008.  This decrease of 7.8 million pounds included a reduction of 19.4 million pounds at our Mexican open-pit segment mainly due to the strike at our Buenavista mine, which was partially offset by an increase of 11.1 million pounds at our Peruvian mines due to higher ore grades and recoveries at the Toquepala mine.

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

	Years Ended December 31,
By-product Sales as a percentage of total net sales	2009	2008
Molybdenum	11.7%	16.5%
Zinc	4.7%	4.0%
Silver	7.4%	4.3%
Other by-products	5.5%	6.0%
Total	29.3%	30.8%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2009 was $1,823.7 million compared with $2,182.2 million in 2008, a decrease of $358.5 million, or 16.4%.  The decrease in cost of sales was principally due to 1) $269.8 million of lower production cost, including, $200.8 million of lower fuel and power cost due to lower market prices, $28.8 million of lower operating and repair material cost and $28.4 million of lower contractor services at our Mexican operations, both mainly due to lower repairs at La Caridad mine, 2) $77.5 million of lower workers’ participation as a result of lower earnings and 3) $4.8 million of lower mine royalties due to lower sales value.

Selling, general and administrative

Our selling, general and administrative expense in 2009 was $78.3 million compared with $102.4 million in 2008, a decrease of $24.1 million.  The decrease was mainly due to $8.5 million of lower legal and consulting services in 2009, from amounts spent in 2008 for improvements in information systems technology and tax and internal controls, $7.2 million of lower cost resulting from the devaluation of the Mexican peso, $1.5 million of lower taxes on financial transactions at our Peruvian operations and $1.5 million of lower technical assistance and software licenses payments.

Exploration

We maintain active exploration programs in Peru, Mexico and Chile.  Exploration expense in 2009 was $24.6 million and included $14.6 million in Peru (including Chile) and $10.0 million in Mexico, compared with $37.0 million in 2008, of which $20.4 million was in Peru (including Chile) and $16.6 million in Mexico.

Exploration expense in Peru decreased $5.8 million mainly as a result of the Tia Maria project entering the development stage in the second half of 2008. In 2008, exploration spending in Tia Maria was $4.6 million.  Please see “Capital Investment Program”, under this Item 7.  Also, in 2009 exploration expenses decreased $1.1 million in Chile due to lower drilling and reduced field work.

Exploration spending in Mexico was $6.6 million lower in 2009 and includes a decrease of $3.5 million at the IMMSA mines of Charcas and Santa Eulalia and a decrease of $3.1 million at the La Caridad mine.  These decreases were the result of less drilling and field work in 2009.

Interest expense, net

Net interest expense in 2009 was $97.6 million compared with $99.1 million in 2008, a decrease of $1.5 million.  Interest expense decreased in 2009 as a result of a decrease in our average debt outstanding, mainly due to the payment of $150 million of the series A of our Yankee bonds in April 2008 and the amortization and decrease in interest rate of the Mitsui loan.  Capitalized interest was $2.2 million and $6.8 million in 2009 and 2008, respectively.

Interest income

Interest income in 2009 was $6.6 million compared with $48.4 million in 2008, a decrease of $41.8 million.  Our interest income decreased largely as a result of lower average cash balances principally due to lower metal prices and lower interest rate largerly as a result of the international economic crisis.

Gain (loss) on derivative instruments

Gain on derivative instruments in 2009 was $4.2 million compared with a loss of $74.6 million in 2008.  The losses on derivative instruments in 2009 and 2008 are all related to the U.S. dollar / Mexican peso exchange rate derivatives.  The Mexican peso had appreciated 3.5% in 2009 compared to a devaluation of 24.5% in 2008.  For a further discussion please see Note 17 “Derivative instruments” to our consolidated financial statements.  Gains or losses on copper and other metal derivatives are included in net sales and gains or losses on gas derivatives are included in the cost of sales on the consolidated statement of earnings.

Other income (expense)

Other income (expense) was income of $6.1 million in 2009 compared with an income of $17.2 million in 2008.  The decrease of $11.1 million includes $27.1 million of lower income at our Mexican operations and $16.0 million of higher income at our Peruvian operations.  The decrease in income at our Mexican operation was mainly due to $17.8 million of lower gain on the sale of inactive properties and $5.5 lower miscellaneous sales.  The increase in income at our Peruvian operation was largely due to a gain in the mark to market valuation of short-term investments in 2009 of $3.4 million compared with a loss of $10.3 million in 2008.

Income taxes

Income taxes in 2009 were $469.8 million and include $471.0 million of Peruvian and Mexican income taxes and a benefit of $1.2 million for U.S. federal and state income taxes.  Income taxes in 2008 were $679.3 million and include $724.3 million of Peruvian and Mexican income taxes and $45.0 million for U.S. federal and state income taxes.   U.S. income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

The decrease of $209.5 million or 30.8% was primarily due to $689.3 million of lower pretax income.  The effective tax rate for 2009 was 33.5%, compared with 32.5% in 2008.  The increase in the effective tax rate is largely due to dividends received by SCC from tax jurisdictions with lower tax rate (Mexico 28%). The dividend income is taxed in the U.S. at a rate of 35%.

The rate increase caused by this differential of 28% versus 35% was partially offset by benefits recognized when we settled prior year audits.  Please see Note 9 “Income taxes” for further discussion of the settlement.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2009 was $5.2 million compared with $7.9 million in 2008, a decrease of $2.7 million or 34%.  This decrease is the result of lower earnings at our Peruvian operations.

Net income attributable to SCC

Our net income attributable to SCC in 2009 was $929.4 million compared with $1,406.6 million in 2008, a decrease of $477.2 million or 33.9%.  Net income attributable to SCC decreased as a result of the factors described above.

Segment Operating Income Information — 2009 vs.2008:

Peruvian Open-pit Operations

			Change
	2009	2008	Value	%
Net sales	$2,223.5	$2,803.2	$(579.7)	(20.7)
Operating costs and expenses	(1,206.2)	(1,273.0)	66.8	5.2
Operating income	$1,017.3	$1,530.2	$(512.9)	(33.5)

Net sales at our Peruvian operations in 2009 were $2,223.5 million compared with $2,803.2 million in 2008, a decrease of $579.7 million.  This decrease was primarily due to the decline in metal prices partially offset by an increase in copper and silver sales volume.  The LME copper price was 25.9% lower in 2009 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the molybdenum price was 61.6% lower.

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

Operating costs and expenses at our Peruvian operations in 2009 were $1,206.2 million compared with $1,273.0 million in 2008, a decrease of $66.8 million principally due to lower cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,026.7 million in 2009 compared with $1,100.4 million in 2008.  The decrease of $73.7 million was primarily the result of $121.8 million of lower cost of fuel and power due to a decrease in market prices and $64.6 million of lower workers’ participation due to lower earnings.  These decreases were partially offset by $99.0 million of higher copper concentrates purchased from third parties to cover smelter production requirements.

Operating income in 2009 was $1,017.3 million compared with $1,530.2 million in 2008, a decrease of $512.9 million.  The operating income increased as a result of the factors described above.

Mexican Open-pit Operations.

			Change
	2009	2008	Value	%
Net sales	$1,076.7	$1,583.6	$(506.9)	(32.0)
Operating costs and expenses	(745.7)	(949.5)	203.8	21.5
Operating income	$331.0	$634.1	$(303.1)	(47.8)

Net sales at our Mexican open-pit operations in 2009 were $1,076.7 million compared with $1,583.6 million in 2008, a decrease of $506.9 million.  This decrease is a result of lower metal prices, and lower copper sales volume, mainly refined and rod, due to the loss of production at Buenavista as a result of the ongoing strike.  In 2008 we produced and sold 34 million pounds of copper at Buenavista versus nothing in 2009.  This decrease was partially offset by an increase in silver and molybdenum production and sales volume due to higher ore grades and recoveries at La Caridad mine.

Net sales in 2008 included a gain on copper derivatives of $45.2 million while there was no copper derivative activity in 2009.

Operating cost and expenses at our Mexican open-pit operations in 2009 was $745.7 million compared with $949.5 million in 2008, a decrease of $203.8 million.  The decrease was the result of lower cost of sales (exclusive of depreciation, amortization and depletion) in 2009 of $182.6 million.  Cost of sales (exclusive of depreciation, amortization and depletion) was $545.6 million in 2009, compared with $728.2 million in 2008.  The decrease was primarily the effect of the strike at the Buenavista mine and included, 1) $100.1 million of lower production cost, 2) $22.3 million of lower workers’ participation, 3) $54.3 million of lower inventory consumption, and 4) $14.0 million of severance payments in 2008.

Operating income in 2009 was $331.0 million, compared with $634.1 million in 2008, a decrease of $303.1 million or 47.8%.  The operating income decreased as a result of the factors described above.

IMMSA unit.

			Change
	2009	2008	Value	%
Net sales	$560.2	$525.1	$35.1	6.7
Operating costs and expenses	(423.3)	(513.3)	90.0	17.5
Operating income	$136.9	$11.8	$125.1	1,060.2

Net sales at our IMMSA unit in 2009 were $560.2 million compared with $525.1 million in 2008, an increase of $35.1 million.  The increase in 2009 was primarily due to higher silver and zinc production and sales volume at the Santa Barbara mine as a result of higher ore grades and higher recoveries at the Santa Eulalia, Charcas and Santa Barbara mines, partially offset by lower metal prices.

Operating costs and expenses at our IMMSA unit were $423.3 million in 2009, compared with $513.3 million in 2008, a decrease of $90.0 million.  This decrease was primarily the result of $69.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion).  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) included: $54.9 million of lower production cost mainly due to lower market prices for fuel and power cost and $21.4 million of lower inventory consumption.

Operating income in 2009 was $136.9 million, compared with $11.8 million in 2008, an increase of $125.1 million.  The operating income decreased primarily as a result of the factors described above.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 21 “Segment and related information” of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2010.

Liquidity

The following table shows the cash flow for the three year period ended December 31, 2010 (in millions):

	2010	2009	2008
Net cash provided from operating activities	$1,920.7	$963.2	$1,728.3
Net cash used for investing activities	$(473.8)	$(359.3)	$(418.6)
Net cash provided (used) for financing activities	$36.6	$(458.0)	$(2,048.0)

Net cash provided from operating activities:

2010-2009

The increase of $957.5 million in the 2010 cash provided from operating activities from 2009 was due to an increase of $628.1 million in net income and a decrease in working capital needs of $348.8 million.  The increase in net income was primarily due to higher metal prices.

In 2010, net income was $1,562.7 million, approximately 81.4% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included depreciation, amortization and depletion of $323.2 million and $13.5 million of net currency translation effect, which were added back to net income in determining operating cash flow, and $40.4 million of a deferred income tax benefit, which was deducted from net income in determining operating cash flow.

In addition, in 2010 a decrease in working capital increased operating cash flow by $62.6 million.  The 2010 and 2009 increase (decrease) in cash from working capital includes (in millions):

	2010	2009	Variance
Accounts receivable	$(308.1)	$(299.6)	$(8.5)
Inventories	(48.8)	(4.5)	(44.3)
Accounts payable and accrued liabilities	540.9	(89.1)	630.0
Other operating assets and liabilities	(121.4)	107.1	(228.5)
Total	$62.6	$(286.1)	$348.7

The increase in accounts receivable value was principally due to higher metal prices at the end of 2010 compared with 2009.  The LME and COMEX copper prices increased by over 46.0% in 2010 compared with 2009, and molybdenum, zinc and silver increased by 43.0%, 30.7% and 37.6%, respectively.  The increase in inventories of $48.8 million includes an increase of $12.4 million in finished goods inventory, principally due to shipping delays at our Mexican operations and $40.7 million of higher work-in process inventory principally due to scheduled repairs at our smelter facilities.  The increase in accounts payable and accrued liabilities was mainly due to an increase in workers’ participation and income tax provision due to the higher earnings.  Other operating assets and liabilities in 2010 were a use of cash of $121.4 million, which was caused principally by an increase of $51.6 million in the long term income tax provision.

In 2009 net income was $934.6 million, approximately 97.0% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included, depreciation, amortization and depletion of $322.6 million and $41.2 million of deferred income tax, which were added back to net income in determining operating cash flow, and ($56.8) million of the realized 2008 loss on derivative instruments, which were deducted from net income in determining operating cash flow.

In addition, in 2009 an increase in working capital decreased operating cash flow by $286.1 million.

2009-2008

The decrease of $765.2 million in the 2009 cash provided from operating activities from 2008 was due to the reduction of $479.9 million in net income and an increase in working capital needs of $355.8 million.  The reduction in net income was primarily due to lower metal prices.

In 2009 net income was $934.6 million, approximately 97.0% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $322.6 million and $41.2 million of deferred income tax, which were added back to net income in determining operating cash flow, and ($56.8) million of the realized 2008 loss on derivative instruments, which were deducted from net income in determining operating cash flow.

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

Net cash used for investing activities:

2010: Net cash used for investing activities in 2010 included $408.7 million for capital expenditures, $66.9 million for the purchase of bonds classified as trading securities, and $21.5 million for our share of the investment in the development of the Tantahuatay gold project, less $14.7 million of proceeds from the sale of short-

term investments and $8.7 million of proceeds from the sale of inactive properties of our Mexican operations.  The capital expenditures included $260.3 million of investments at our Peruvian operations, $152.5 million for the Tia Maria project, $32.8 million for the Toquepala concentrator expansion, $18.8 million for the Cuajone concentrator expansion and $56.2 million for various other replacement expenditures.  In addition, we spent $140.9 million for replacement assets at our Mexican operations, $109.8 million of which was at our Mexican open-pit operations, $29.8 million at our IMMSA unit and $8.8 million for other corporate projects, including at our administrative office in Mexico City.

2009: Net cash used for investing activities in 2009 included $414.8 million for capital expenditures, $43.8 million of proceeds from the redemption of short-term investments and $11.8 million of proceeds from the sale of inactive properties at our Mexican operations.  The capital expenditures included $284.4 million of investments at our Peruvian operations, $162.0 million for the Tia Maria project, $52.6 million for the Toquepala concentrator expansion, and $69.8 million for various other replacement expenditures.  In addition, we spent $130.4 million for replacement assets at our Mexican operations, $79.4 million of which was at our Mexican open-pit operations, $27.8 million at our IMMSA unit and $23.2 million at our administrative office in Mexico City.

2008: Net cash used for investing activities included $524.4 million of capital expenditures, $45.2 million received from the redemption of short-term investments and $60.6 million of proceeds from the sale of inactive properties at our Mexican operations.  The $524.4 million of capital expenditures includes the following expenditures at our Peruvian operations, $118.0 million for the Tia Maria project, $37.7 million for the Toquepala expansion project, $18.2 million for the Cuajone expansion project, $21.7 million for the tailing disposal project, $17.3 million for electrical shovels and $89.5 million for equipment replacement and upgrades.  Capital expenditures also include equipment replacement and upgrade of $145.0 million at our Mexican open-pit operations, $44.2 million at our IMMSA unit and $32.8 million for our administrative office in Mexico.

Net cash used for financing activities:

2010: Net cash provided from financing activities was $36.6 million and includes $1,480.8 million from the issuance of fixed-rate unsecured notes, net of debt issuance cost of $8.8 million, less a dividend distribution of $1,428.0 million, a debt repayment of $10.0 million and distributions to our non-controlling interest investors of $6.5 million.

2009: Net cash used for financing activities amounted to $458.0 million and included a shareholder dividend distribution of $376.0 million, a distribution to our non-controlling interest investors of $1.1 million, $71.9 million for the repurchase of 4.9 million shares of our common stock and $10.0 million for debt payment.

2008: Net cash used for financing activities amounted to $2,048.0 million, and included a shareholder dividend distribution of $1,710.8 million, a distribution to our non-controlling interest investors of $10.2 million, $384.7 million for the repurchase of 28.5 million shares of our common stock and $160.0 million of debt repayment.  In addition, we received $216.4 million from the sale of 350 million shares of our parent company’s common stock. See Note 16 “Stockholder Equity.”

Other Liquidity Considerations

In 2008, our Board of Directors authorized an up to $500 million share repurchase program.  Since the inception of the program we have purchased 33.4 million shares of our common stock at a cost of $457 million.  These shares will be available for general corporate purposes.  Substantially all of the purchases were made in 2008 and 2009.  While we do not anticipate significant additional purchases, the repurchase program has no expiration date and may be modified or discontinued at any time.  For further details please see Item 5 - SCC common stock repurchase plan.

On January 27, 2011, our Board of Directors authorized a dividend of 58 cents per share to be paid on March 1, 2011 to shareholders of record as of February 15, 2011.  Our dividend policy continues to be reviewed at Board of Directors’ meetings, taking into consideration the current capital investment program and expected future cash flow generated from operations.

We expect that we will meet our cash requirements for 2011 and beyond from cash on hand and internally generated funds.  In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

In December 2006, our Peruvian Branch signed a contract with the Peruvian government committing our Company to make annual contributions for five years to support the regional development of Peru. The contributions are being used for social benefit programs. During these four years we made non-deductible contributions as follows (in millions):

Payment
2006	$16.1
2007	18.9
2008	12.7
2009	9.2

This contract expired in 2010 with the last payment to be deposited in April 2011. At December 31, 2010 we made a provision of $14.8 million.

It is our understanding that the Peruvian government is studying alternatives to replace this contribution and is considering, among other things, an increase in mining royalties or a tax on “windfall” profits.  We believe that a decision on these options will be deferred until after the new Peruvian government takes office in late July 2011.  The Peruvian presidential election is scheduled to be held in April 2011.

In 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies.  Under this law, we are subject to a 1% to 3% charge based on sales, calculated on the value of the concentrates produced.  We made a provision of $65.5 million, $43.7 million and $53.9 million in 2010, 2009 and 2008, respectively, for this charge.

Retained earnings of $1.8 billion generated by our Mexican subsidiary have been designated as permanently reinvested.  Accordingly, we will not receive distributions of such amounts for the foreseeable future.  We will incur in additional taxes equal to the difference between U.S. and Mexican tax rates that would result in the event that we receive distributions from our Mexican subsidiary.

FINANCING

Our total debt at December 31, 2010 was $2,760.4 million compared with $1,280.3 million at December 31, 2009, net of the unamortized discount of notes issued under par of $26.0 million and $16.1 million at December 31, 2010 and 2009, respectively.  The increase in total debt during 2010 was due to the issuance of $1.5 billion in fixed-rate unsecured notes described below.

The ratio of debt to total capitalization was 41.4% at December 31, 2010 compared to 24.7% at December 31, 2009.  Also the ratio of net debt to net capitalization was 12.7% at December 31, 2010 compared with 11.5% at December 31, 2009.

We define net debt as total debt, including current maturities, minus cash and cash equivalents.  We believe that net debt is useful to investors as a measure of our financial position.  We define net capitalization as the sum of net debt and equity.  We use the net debt to net capitalization ratio as measure of our indebtedness position and to determine how much debt can we take in addition to the use of the equity and the balance sheet in general.  We define total capitalization as the sum of the carrying values of our total debt, including current maturities and equity.  A reconciliation of our net debt to net capitalization and total debt to total capitalization as included in the consolidated balance sheet is presented under the sub heading “Non-GAAP Information Reconciliation,” below.

On April 16, 2010, we issued $1.5 billion in fixed-rate unsecured notes with a discount of $10.3 million, which is being amortized over the term of the related debt.  Net proceeds will be used for general corporate purposes, including the financing of the Company’s capital expenditure program.

Please see Note 12 “Financing” for a discussion about the covenants requirements related to our long-term debt.

Capital Investment Programs

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources.  We expect to meet the cash requirements for these capital expenditures from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Investment Program” under this Item 7.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2010:

		Payments due by Period
	Total	2011	2012	2013	2014	2015	2016 and Thereafter
		(dollars in millions)
Long-term debt	$2,786.4	$10.0	$10.0	$10.0	$—	$200.0	$2,556.4
Interest on debt	4,389.4	189.3	189.0	188.8	188.7	183.3	3,450.3
Uncertain tax position(a)	77.8
Workers’ participation	222.4	222.4
Contribution to the Peruvian regional development	14.8	14.8

Pension and post-retirement obligations	73.2	12.4	5.3	5.4	5.7	5.9	38.5
Asset retirement obligation	59.1						59.1
Purchase obligations:
Commitment to purchase energy	1,161.3	167.5	167.6	192.5	192.5	192.5	248.7
Capital expenditure projects	246.1	186.8	58.3	1.0	—	—	—
Total	$9,030.5	$803.2	$430.2	$397.7	$386.9	$581.7	$6,353.0

(a)          The above table does not include any future payment related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of December 31, 2010 the liability recognized by the Company is $77.8 million and is included as non-current liability in the consolidated balance sheet.

Long-term debt payments do not include the debt discount valuation account of $26 million.

Interest on debt is calculated at rates in effect at December 31, 2010.  As almost all our debt is at fixed rates, future expenditures will not change significantly due to rate changes.  Please refer to Note 12 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

Workers’ participation is currently calculated based on Peruvian Branch and Mexican pre-tax earnings.  In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch’s taxable income and is largely distributed to workers following determination of final results for the year.  Amounts in excess of 18 times a worker’s salary is distributed to governmental bodies.  In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

Pursuant to our agreement with the Peruvian Government signed on December 28, 2006 we had committed to make annual contributions for five years for the regional development of Peru based on Peruvian Branch’s earnings after income tax.  The contribution expired in 2010 and the last deposit should be made in April 2011.  For an additional discussion on this matter please see “Regional development contribution” in Note 15 “Commitments and contingencies” of the consolidated financial statements.

Pension and post retirement obligations include the benefits expected to be paid under our pension and post-retirement benefit plans.  Please refer to Note 13 “Benefit plans” of our consolidated financial statements.

Asset retirement obligations include the aggregate amount of the closure and remediation costs of our Peruvian mines and facilities to be paid under the mine closure plans approved by MINEM. See Note 11 “Asset retirement obligation.”

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

Operating cash cost:

Following is a reconciliation of “Operating Cash Cost” (see page 83) to GAAP cost of sales in millions of dollars and dollars per pound in the table below:

	2010		2009		2008
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)—GAAP	$2,099.4	$2.019	$1,823.7	$1.743	$2,182.2	$1.976
Add:
Selling, general and administrative	88.3	0.085	78.3	0.075	102.4	0.093
Treatment and refining charges	54.6	0.053	42.3	0.040	40.8	0.037
By-product revenue (1)	(1,384.1)	(1.331)	(1,017.3)	(0.972)	(1,476.1)	(1.336)
Net revenue on sale of metal purchased from third parties	(10.4)	(0.010)	(29.6)	(0.028)	(18.2)	(0.016)
Less:
Workers’ participation	(244.3)	(0.235)	(134.7)	(0.129)	(212.1)	(0.192)
Cost of metals purchased from third parties	(280.6)	(0.270)	(266.6)	(0.255)	(232.8)	(0.211)
Royalty charge and other, net	(201.0)	(0.194)	(145.5)	(0.139)	(121.6)	(0.111)
Inventory change	53.2	0.051	23.8	0.023	(23.9)	(0.022)
Operating Cash Cost	175.1	0.168	$374.4	$0.358	$240.7	$0.218
Less by-product revenue and net revenue on sale of metal purchased from third parties	1,394.5	1.341	1,046.9	1.001	1,494.3	1.353
Operating Cash Cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$1,569.6	$1.509	$1,421.9	$1.359	$1,735.0	$1.571
Total pounds of copper produced (in millions)	1,039.8		1,046.1		1,104.6

(1)                  Includes net by-product sales revenue and premiums on sales of refined products.

Net debt to net capitalization:

Net debt to net capitalization as of December 31, 2010 and 2009 is as follows:

	2010	2009
Total debt	$2,760.4	$1,280.3
Cash and cash equivalent balance	(2,192.7)	(772.3)
Net debt	567.7	508.0

Net capitalization:
Net debt	567.7	508.0
Equity	3,910.4	3,893.7
Net capitalization	$4,478.1	$4,401.7

Net debt/net capitalization (*)	12.7%	11.5%

(*) Represents net debt divided by net capitalization.

Debt to total capitalization:

Debt to total capitalization as of December 31, 2010 and 2009 is as follows:

	2010	2009
Total debt	$2,760.4	$1,280.3

Capitalization
Debt	2,760.4	1,280.3
Equity	3,910.4	3,893.7
Total capitalization	$6,670.8	$5,174.0

Debt/total capitalization (*)	41.4%	24.7%

(*) Represents debt divided by total capitalization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal price risk:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate estimated changes in net earnings resulting from metal price changes in 2010 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$7.6	$21.1	$1.1	$7.7

Foreign currency exchange risk:

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

	Years Ended December 31,
	2010	2009	2008
Peru
Peruvian inflation rate	2.1%	0.2%	6.6%
Nuevo sol/dollar devaluation/(appreciation) rate	(2.8)%	(8.0)%	4.8%
Mexico
Mexican inflation rate	4.4%	3.6%	6.5%
Peso/dollar devaluation/(appreciation) rate	(5.4)%	(3.5)%	24.5%

Change in monetary position:

Assuming an exchange rate change of 10% at December 31, 2010, we estimate our net monetary position in Peruvian nuevo sol and Mexican pesos would increase (decrease) our operating income as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$32.1
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(39.2)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$40.1
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(32.8)

The net monetary position is net of those assets and liabilities that are nuevo sol or peso denominated at December 31, 2010.

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2010, a change in interest rates of one percent (or 100 basis points) would have an average annual impact on net income and cash flows of $0.5 million.  Most of our debt is at fixed rates.

Derivative instruments:

As part of our risk management policy, we occasionally use derivative instruments to (i) safeguard corporate assets, (ii) insure the value of its future revenue stream and (iii) lessen the impact of unforeseen market swings on its sales revenues.  To meet with these objectives we, from time to time, enter into commodities prices derivatives, interest rate derivative, exchange rate derivative and other instruments.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposure to market risk.

Copper swaps:

In 2010 and 2008, we entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect our sales value as shown below.  In 2010, these transactions meet the requirements of hedge accounting but not in 2008.  The realized gains and losses from these derivatives were recorded in net sales on the consolidated statement of earnings and included in operating activities on the consolidated statement of cash flows.  We did not hold any copper derivatives in 2009.

The following table summarized the copper derivative activity related to copper sales transactions realized in 2010 and 2008:

	2010	2008
Zero cost collar contracts:
Pounds (in millions)	—	220.5
Average LME cap price	—	$4.23
Average LME floor price	—	$3.40

Swap contracts:
Pounds (in millions)	276.7	175.1
Weighted average COMEX price	$3.79	$3.87

Realized (loss) gain on copper derivatives	$(41.9)	$137.0

In addition, we have a hedge program to protect the sales value of a portion of our copper production for years 2011 and 2012.  The hedge instruments are based on LME copper prices.  We performed statistical analysis on the difference between the average monthly copper price on the LME and the COMEX exchanges and determined that the correlation coefficient is greater than 0.999.  Based on this analysis we consider that the LME underlying price matches our sales priced at COMEX prices.  These cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.  We perform periodic quantitative assessments to confirm that the relationship was highly effective and that the ineffectiveness was the de minimus.

At the end of 2010 we held copper derivative contracts to protect a portion of our copper sales for 2011 and the first quarter 2012, as follows:

	2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	423.3	16.5
Average LME cap price	$4.84	$4.81
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30%	5%
Unrealized loss recognized in other comprehensive income (net of income taxes of $25.7 million and $0.6 million, respectively) (in millions)	$45.2	$1.1

Swap contracts:
Pounds (in millions)	291.0	—
Weighted average COMEX price	$3.88	—
Estimated % of copper sales covered	21%
Unrealized loss recognized in other comprehensive income net of income taxes of $45.1 million (in millions)	$79.3	—

Additionally, in January and early February 2011, we entered into copper swaps contracts to protect 165.9 million pounds of copper for 2011 at an average price of $4.42 per pound and into zero cost collar contracts to protect 29.8 million pounds of copper for the first quarter of 2012 at an average floor price of $3.50 per pound of copper and an average cap price of $5.38 per pound of copper.  With the addition of these contracts we increased the percentage of our 2011 and first quarter 2012 copper sales coverage to 61% and 13%, respectively.

Transactions under these metal price protection programs are accounted for as cash flow hedges under ASC 815-15 “Derivatives and Hedging-embedded derivatives” (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) as they meet the requirements for this treatment and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in other comprehensive income until settlement, at which time the gain or loss is reclassified to net sales in the consolidated statements of earnings.

We expect to reclassify into earnings during the next 12 months the unrealized loss included in accumulated other comprehensive loss of approximately $124.5 million (net of income tax) at the time the underlying hedged transactions are realized.  However, changes in copper prices in the next 12 months could increase or decrease the amount of the loss to be reclassified into earnings.

Please see additional disclosure about fair value on Note 18-”Financial instruments”.

Gas swaps:

In the last three years we entered into gas swap contracts to protect part of our gas consumption as follows:

	2010	2009	2008
Gas volume (MMBTUs)		306,000	460,000
Fixed price		$3.6350	$8.2175
Loss (in millions)		$—	$(0.9)

The losses obtained were included in the production cost.  At December 31, 2010 we did not hold any gas contract positions.

Exchange rate derivatives, U.S. dollar / Mexican peso contracts:

Because more than 85% of our sales collections in Mexico are in US dollars and many of our costs are in Mexican pesos, we entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.

Related to the exchange rate derivative contracts we recorded gains and (losses) as follows (in millions):

	As of December 31,
	2010	2009	2008
Gain (loss)	—	$4.2	$(74.6)

These gains and losses were recorded as gain (loss) on derivative instruments in the consolidated statements of earnings.  During 2010 and at December 31, 2009 we did not hold any exchange rate derivative contracts.

Short-term investments:

Short-term investments were as follows ($ in millions):

	At December 31,
	2010	2009
Trading securities	$66.9	$—
Weighted average interest rate	1.14%	—

Available for sale	$9.3	$22.9
Weighted average interest rate	1.01%	0.63%
Total	$76.2	$22.9

Trading securities consist of bonds issued by public companies. Each financial instrument is independent of the others and, as of December 31, 2010, included principally $50.0 million of Petroleos Mexicanos bonds acquired at 99.4% and with original maturity on December 3, 2012, and other bonds.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2010, included corporate bonds and asset and mortgage backed obligations.  As of December 31, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also, we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2010	2009
Trading:
Interest earned	$2.6	—
Available for sale:
Interest earned	$0.2	$0.4
Investment redeemed	$14.8	$43.8

At December 31, 2010 and 2009 contractual maturities of our available for sale debt securities are as follows (in millions):

	2010	2009
One year or less	$0.4	$9.0
Maturing after one year through five years	0.1	4.1
Maturing after five years through ten years	0.8	0.1
Due after 10 years	8.0	9.7
Total debt securities	$9.3	$22.9

IMPACT OF NEW ACCOUNTING STANDARDS

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31, (in thousands, except for per share amounts)	2010	2009	2008
Net sales	$5,149,500	$3,734,280	$4,850,820
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,099,438	1,823,673	2,182,206
Selling, general and administrative	88,305	78,291	102,432
Depreciation, amortization and depletion	323,240	322,590	327,302
Exploration	34,313	24,578	36,990
Total operating costs and expenses	2,545,296	2,249,132	2,648,930

Operating income	2,604,204	1,485,148	2,201,890

Interest expense	(167,949)	(99,793)	(105,928)
Capitalized interest	7,462	2,156	6,776
Gain (loss) on derivative instruments	—	4,236	(74,628)
Other income (expense)	(20,737)	6,077	17,272
Interest income	7,800	6,610	48,400

Income before income taxes	2,430,780	1,404,434	2,093,782

Income taxes	868,071	469,861	679,323
Net income	1,562,709	934,573	1,414,459

Less: Net income attributable to the non-controlling interest	8,658	5,192	7,866

Net income attributable to SCC	$1,554,051	$929,381	$1,406,593

Per common share amounts attributable to SCC:
Net earnings — basic and diluted	$1.83	$1.09	$1.60
Dividends paid	$1.68	$0.44	$1.94

Weighted average shares outstanding — basic and diluted	850,000	850,697	878,713

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2010	2009	2008
	(in thousands)
COMPREHENSIVE INCOME:
Net income	$1,562,709	$934,573	$1,414,459
Other comprehensive income (loss) net of tax:
Decrease in pension and other post-retirement benefits	12,179	10,420	3,050
Unrealized loss on hedge derivative instruments	(125,562)
Unrealized gain on equity securities	—	—	27
Total comprehensive income	1,449,326	944,993	1,417,536

Comprehensive income attributable to the non-controlling interest	8,637	5,196	7,866
Comprehensive income attributable to SCC	$1,440,689	$939,797	$1,409,670

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31, (in thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,192,677	$772,306
Short-term investments	76,209	22,948
Accounts receivable trade (less allowance for doubtful accounts (2010 - $nil and 2009 - $4,614)	671,745	407,979
Accounts receivable other (including affiliates 2010 - $32,700 and 2009 - $4,491)	76,284	27,609
Inventories	504,937	456,122
Deferred income tax — current portion	63,935	19,672
Other current assets	117,170	67,131
Total current assets	3,702,957	1,773,767

Property, net	4,094,993	3,969,558
Leachable material, net	65,719	107,262
Intangible assets, net	112,352	113,840
Deferred income tax	43,900	52,670
Other assets	108,098	41,113
Total assets	$8,128,019	$6,058,210

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	558,661	283,344
Accrued income taxes	266,241	91,359
Due to affiliated companies	4,665	359
Accrued workers’ participation	222,432	146,330
Accrued interest	60,062	39,795
Other accrued liabilities	16,957	26,876
Total current liabilities	1,139,018	598,063

Long-term debt	2,750,401	1,270,252
Deferred income taxes	113,232	143,508
Non-current taxes payable	77,830	26,201
Other liabilities and reserves	78,070	77,607
Asset retirement obligation	59,059	48,925
Total non-current liabilities	3,078,592	1,566,493

Commitments and contingencies (Note 15)

EQUITY
Stockholders’ equity:
Common stock par value $0.01; shares authorized: 2010 and 2009 2,000,000,000 shares issued: 2010 and 2009 — 884,596,086	8,846	8,846
Additional paid-in capital	1,034,764	1,013,326
Retained earnings	3,595,983	3,469,930
Accumulated other comprehensive loss	(126,423)	(13,061)
Treasury stock, at cost, common shares	(622,722)	(603,413)
Total stockholders’ equity	3,890,448	3,875,628

Non-controlling interest	19,961	18,026
Total equity	3,910,409	3,893,654

Total liabilities and equity	$8,128,019	$6,058,210

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31, (in thousands)	2010	2009	2008

OPERATING ACTIVITIES

Net income	$1,562,709	$934,573	$1,414,459

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	323,240	322,590	327,302
Capitalized leachable material	—	—	(2,246)
Loss (gain) on currency translation effect	13,585	18,307	(18,063)
Provision (benefit) for deferred income taxes	(40,426)	41,231	(100,115)
(Gain)loss on sale of property	—	(6,173)	(29,778)
Loss on short-term investments	(1,020)	(4,353)	10,339
Unrealized loss (gain) on derivative investments	—	(56,815)	56,815
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(308,079)	(299,631)	330,163
Inventories	(48,815)	(4,525)	(3,314)
Accounts payable and accrued liabilities	540,955	(89,139)	(164,284)
Other operating assets and liabilities	(121,438)	107,113	(92,938)
Net cash provided from operating activities	1,920,711	963,178	1,728,340

INVESTING ACTIVITIES
Capital expenditures	(408,734)	(414,822)	(524,400)
Purchase of short-term investments	(66,914)	—	—
Proceeds on sale of short-term investments	14,673	43,781	45,188
Payments to development stage properties accounted for as equity method investments	(21,467)	—	—
Sale of property	8,671	11,755	60,613
Net cash used for investing activities	(473,771)	(359,286)	(418,599)

FINANCING ACTIVITIES
Debt repaid	(10,000)	(10,000)	(160,025)
Debt incurred	1,489,674	—	—
SCC common shares buyback	(463)	(71,903)	(384,656)
Capitalization of debt issuance cost	(8,831)	—	—
Proceeds from sale of parent company shares	192	—	216,438
Dividends paid to common stockholders	(1,427,998)	(375,969)	(1,710,813)
Distributions to non-controlling interest	(6,495)	(1,149)	(10,211)
Other	531	998	1,231
Net cash provided from (used for) financing activities	36,610	(458,023)	(2,048,036)

Effect of exchange rate changes on cash and cash equivalents	(63,179)	(90,303)	45,763

Increase(decrease) in cash and cash equivalents	1,420,371	55,566	(692,532)
Cash and cash equivalents, at beginning of year	772,306	716,740	1,409,272

Cash and cash equivalents, at end of year	$2,192,677	$772,306	$716,740

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$142,210	$95,492	$116,709
Income taxes	$600,371	$339,421	$922,019
Workers’ participation	$155,440	$183,697	$305,216

Supplemental schedule of non-cash operating, investing and financing activities:
Decrease in pension and other post-retirement benefits	$12,173	$10,416	$3,050
Unrealized loss on cash flow hedge derivative instruments recognized in other comprehensive income (net of taxes)	$(125,535)	$—	$—

Non cash transactions:
Common stock split:
Increase in common stock	$—	$—	$5,897
Decrease in additional paid-in capital	$—	$—	$5,897

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For years ended December 31, (in thousands)	2010	2009	2008

TOTAL EQUITY, beginning of year	$3,893,654	$3,395,399	$3,864,805

STOCKHOLDERS’ EQUITY, beginning of year	3,875,628	3,381,259	3,848,120

CAPITAL STOCK:
Balance at beginning and end of year:	8,846	8,846	8,846

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	1,013,326	993,826	819,646
Gain on sale of parent company shares	—	—	144,091
Net movement of the period	21,438	19,500	30,089
Balance at end of year	1,034,764	1,013,326	993,826

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(460,712)	(388,968)	(4,360)
Share repurchase program	(463)	(71,904)	(384,656)
Used for corporate purposes	208	160	48
Balance at end of period	(460,967)	(460,712)	(388,968)

Parent Company common shares
Balance at beginning of year	(142,701)	(125,485)	(170,315)
Sale of shares	—	—	72,339
Other activity, including dividend, interest and currency translation effect	(19,054)	(17,216)	(27,509)
Balance at end of year	(161,755)	(142,701)	(125,485)

Treasury stock balance at end of year	(622,722)	(603,413)	(514,453)

RETAINED EARNINGS:
Balance at beginning of year	3,469,930	2,916,517	3,220,857
Net earnings	1,554,052	929,381	1,406,473
Dividends paid, common stock, per share, 2010 — $1.68, 2009 - $0.44, 2008 — $1.94	(1,427,999)	(375,968)	(1,710,813)
Balance at end of year	3,595,983	3,469,930	2,916,517

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(13,061)	(23,477)	(26,554)
Decrease in pension and other post-retirement benefits	12,173	10,416	3,050
Unrealized loss on hedge derivative instruments	(125,535)
Unrealized gain on equity securities	—	—	27
Balance at end of year	(126,423)	(13,061)	(23,477)

STOCKHOLDERS’ EQUITY, end of year	3,890,448	3,875,628	3,381,259

NON-CONTROLLING INTEREST, beginning of year	18,026	14,140	16,685
Net earnings	8,658	5,192	7,866
Dividends paid	(6,747)	(1,459)	(10,411)
Other activity	24	153	—
NON-CONTROLLING INTEREST, end of year	19,961	18,026	14,140

TOTAL EQUITY, end of year	$3,910,409	$3,893,654	$3,395,399

RETAINED EARNINGS:
Unappropriated	$1,819,772	$1,693,675	$540,981
Appropriated	1,776,211	1,776,255	2,375,536
Total retained earnings	$3,595,983	$3,469,930	$2,916,517

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”) and its subsidiaries.  The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”).  The Peruvian Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries.

NOTE 2 — AMC’s BUSINESS COMBINATION PROPOSAL:

On July 22, 2010, the Company received a non-binding proposal from its parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco, in which all stockholders of Southern Copper would receive 1.237 common shares of AMC in exchange for each share of SCC.  Under the proposal presented by AMC the stock of AMC would be registered and listed on the New York, Mexico and the Lima Stock Exchanges.  Once the listing and registration of the AMC shares are completed, SCC’s shares would be delisted from the exchanges.

In August 2010, the Company formed a special committee of independent directors to evaluate AMC’s proposal.  The special committee has engaged independent legal, financial and technical advisors to assist in the evaluation.  There is no specific deadline to complete this evaluation.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The consolidated statement of earnings, changes in equity and cash flows for the year ended December 31, 2008, have been retrospectively adjusted to conform with the new presentation requirements related to the non-controlling interest set forth in ASC-810 (in prior literature SFAS No. 160 “Non-controlling interest”).

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

Shipping and handling fees and costs—

Amounts billed to customers for shipping and handling are classified as sales.  Amounts incurred for shipping and handling are included in cost of sales (exclusive of depreciation, amortization and depletion).

Cash and cash equivalents—

Cash and cash equivalents include bank deposits, certificates of deposit and short-term investment funds with original maturities of three months or less at the date of purchase.  The carrying value of cash and cash equivalents approximates fair value.

Short-term investments—

The Company accounts for short-term investments in accordance with ASC 320-10 “Investments Debt and Equity Securities — Recognition” (in prior literature SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”).  The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date.  Unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, unless such loss is deemed to be other than temporary.

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

For the years ended December 31, 2010, 2009 and 2008, the Company did not capitalize any drilling and related costs.  The net balance of capitalized mine development costs at December 31, 2010 and 2009, were $42.1 million and $43.7 million, respectively.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years.  The current price per pound of copper, as defined, was $2.97, $2.90 and $3.15 at the end of 2010, 2009 and 2008,

respectively.  The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  The Company follows the guidance of ASC 740 “Income Tax” (FIN 48 “Uncertain tax positions” in prior literature) to record these liabilities.  (See Note 9 “Income taxes” of the consolidated financial statements for additional information).  The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If its estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

The Company assesses the effectiveness of the derivative contracts periodically using either regression analysis or the dollar offset approach, both retrospectively and prospectively, to determine whether the hedging instruments have been highly effective in offsetting changes in fair value of the hedged items.  The hedge derivative positions meet the 80%-125% of effectiveness required.

Unrealized gains (losses) on cash flow derivatives that meet the requirements of hedge accounting are included in “other comprehensive income” in the consolidated balance sheet until settlement.

Asset impairments -

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle.  The Company is currently using a long-term average copper price of $1.80 per pound of copper and an average molybdenum price of $11.00 per pound, along with near-term price forecast, for 2011 through 2013, reflective of the current price environment, for impairment tests. The results of itsr impairment tests using these long-term copper and molybdenum prices show no impairment in the carrying value of their assets.

In recent years its assumptions for long-term average prices resulted in stricter evaluations for impairment analysis than would the higher three year average prices for copper and molybdenum.  Should this situation reverse in the future with three year average prices below the long-term price assumption, the Company would assess the need to use the three year average prices in its evaluations.  The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measures any impairment by reference to fair value.

Related to the Tia Maria project and based on the current developments of the project the Company has performed an impairment analysis of the project assets and has concluded that no impairment exists as of December 31, 2010.

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.  During the fiscal years ended December 31, 2010, 2009 and 2008, the components of “other comprehensive income (loss)” were the unrealized gain (loss) on cash flow hedge derivative instruments, the unrecognized gain (loss) on employee benefit obligations and the unrealized gain on equity securities.

Business segments-

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments.  The segments identified by the Company are: 1) the Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines,  2) the Mexican open-pit copper mines, which include La Caridad and Buenavista mine complexes and their supporting facilities and  3) the Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine and a zinc refinery.

The Chief Operating Officer of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

Adoption of new accounting principle-

During 2010 the Company adopted the following Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (“FASB”).

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Please see disclosures required in Note 18 “Financial instruments.”

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

New accounting pronouncements—

ASU 2010-29: In December 2010, the FASB issued ASU 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” a consensus of the FASB Emerging Issues Task Force and an update of Topic 805 “Business combinations”.  The objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

Also the ASU clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented and improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.

This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company will apply these requirements in any future business combination.

ASU 2010-28: In December 2010, the FASB issued ASU 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

a consensus of the FASB Emerging Issues Task Force and an update of Topic 350 “Intangibles—Goodwill and Other.”

This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not, that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company will apply this guidance in future goodwill impairment analysis.

NOTE 4- SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2010	2009
Trading securities	$66.9	—
Weighted average interest rate	1.14%	—

Available for sale	9.3	$22.9
Weighted average interest rate	1.01%	0.63%
Total	$76.2	$22.9

Trading securities consist of bonds issued by public companies.  Each financial instrument is independent of the others and, as of December 31, 2010, included principally $50.0 million of Petroleos Mexicanos bonds acquired at 99.4% and with original maturity on December 3, 2012, and other bonds.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2010, included corporate bonds and asset and mortgage backed obligations.  As of December 31, 2010 and December 31, 2009, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2010	2009
Trading:
Interest earned	$2.6	—

Available for sale:
Interest earned	$0.2	$0.4
Investment redeemed	$14.8	$43.8

At December 31, 2010 and 2009, contractual maturities of the Company’s available for sale debt securities are as follows (in millions):

	2010	2009
One year or less	$0.4	$9.0
Maturing after one year through five years	0.1	4.1
Maturing after five years through ten years	0.8	0.1
Due after 10 years	8.0	9.7
Total debt securities	$9.3	$22.9

NOTE 5-INVENTORIES:

	As of December 31,
(in millions)	2010	2009
Metals:
Finished goods	$67.9	$55.5
Work-in-process	191.5	150.8
Supplies	245.5	249.8
Total inventories	$504.9	$456.1

NOTE 6-PROPERTY:

	As of December 31,
(in millions)	2010	2009
Buildings and equipment	$6,703.8	$6,531.5
Construction in progress	833.0	751.9
Mine development	301.3	288.6
Land, other than mineral	41.9	48.4
Total property	7,880.0	7,620.4
Accumulated depreciation, amortization and depletion	(3,785.0)	(3,650.8)
Total property, net	$4,095.0	$3,969.6

Depreciation and depletion expense for the years ended December 31, 2010, 2009 and 2008, amounted to $279.6 million, $271.2 million and $257.5 million, respectively.

NOTE 7-CAPITALIZED LEACHABLE MATERIAL COST:

	As of December 31,
(in millions)	2010	2009
Capitalized leachable material	$378.1	$378.1
Accumulated amortization	(312.4)	(270.8)
Capitalized leachable material, net	$65.7	$107.3

Amortization of leachable material is included in depreciation, amortization and depletion on the consolidated statement of earnings.

NOTE 8-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2010	2009
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Software	7.6	7.0
	134.8	134.2
Accumulated amortization	(39.5)	(37.4)

Goodwill	17.0	17.0
Intangible assets, net	$112.3	$113.8

Amortization of intangibles in the last three years and estimated amortization are as follows (in millions):

Amortization expense:
2010	$2.1
2009	$2.4
2008	$2.0

Estimated amortization expense:
2011-2015	$14.0
Average annual	$2.8

The goodwill was generated in 1997 as a result of purchasing a third party interest in the Buenavista mine.

NOTE 9-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
U.S. federal and state:
Current	$40.3	$(34.6)	$(29.9)
Deferred	(10.5)	33.4	(15.1)
	29.8	(1.2)	(45.0)
Foreign (Peru and Mexico):
Current	843.5	463.2	809.3
Deferred	(5.2)	7.8	(85.0)
	838.3	471.0	724.3
Total provision for income taxes	$868.1	$469.8	$679.3

The source of income tax is as follows:

	For the years ended December 31,
(in millions)	2010	2009	2008
Earnings by location:
U.S.	$(1.0)	$4.2	$1.2
Foreign (Peru and Mexico)	2,431.8	1,400.2	2,092.6
Earnings before taxes on income	$2,430.8	$1,404.4	$2,093.8

The reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2010	2009	2008
Expected tax	30.0%	30.0%	30.0%
Effect of income taxed at a rate other than the statutory rate	5.3	8.3	7.0
Percentage depletion	(4.3)	(5.0)	(5.1)
Other permanent differences	1.8	2.1	1.3
Peru tax on net income deemed distributed	2.0	2.0	2.0
Mexican tax on dividends	0.4	1.6	—
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	4.6	(3.9)	(3.7)
Other	(4.1)	(1.6)	1.0
Effective income tax rate	35.7%	33.5%	32.5%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States.  For the three years presented above the statutory income tax rates for Peru and the United States were 30% and 35%, respectively.  The statutory income tax rate for Mexico was 30% in 2010 and 28% in 2009 and 2008.  The expected rate used above is the statutory tax rate for Peru for all three years and for Mexico in 2010.  The Mexican statutory income tax rate increased from 28% to 30% from 2010 through 2012.  The rate will decrease to 29% in 2013, and will return to 28% in 2014 and thereafter.

The Company has chosen to use the Peruvian income tax rate of 30% for this tax rate reconciliation because the Peruvian income tax provision is the largest component of tax expense for each of the three years presented.  In addition, in 2010 the Peruvian and Mexican rate were both 30%.  For all of the years presented, both the Peruvian branch and Minera Mexico filed separate tax returns in their respective tax jurisdictions.  SCC filed a separate full year U.S. federal income tax return for calendar year 2008 and a final short period separate return for the period January 1, 2009 through March 27, 2009.  SCC’s taxable income for the 2009 period post March 27 was included in the U.S. federal income tax return of AMC, its parent company; see U.S tax matters, below.  For financial reporting and presentation purposes SCC is providing current and deferred income taxes, as if it remains a separate U.S. tax filer apart from AMC.

Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items which are nondeductible or nontaxable.  Some permanent differences relate specifically to SCC such as the allowance in the U.S for percentage depletion.

The following items had the most significant impact in 2010 on the difference between the Company’s statutory income tax rate of 30% and its effective tax rate:

•                  A 5.3% increase resulted from income taxed at a rate other than the statutory rate.

•                  A 4.3% decrease resulted from the depletion deduction which is a U.S. permanent item.

•                  A 1.8% increase resulted from permanent items that are not deductible in the Peruvian, Mexican or U.S. jurisdictions.

•                  A 2.0% increase resulted from tax on financial income deemed distributed from the Company’s Peruvian Branch.

•                  A 0.4% increase resulted from the change in Mexican tax consolidation rules.  Income tax expense was recognized on dividends in excess of tax retained earnings accounts that are distributed among entities of a consolidated tax group.

•                  A 4.6% increase resulting from changes in U.S. tax positions related to Uncertainty in income tax positions.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	As of December 31,
(in millions)	2010	2009
Assets:
Inventories	$8.0	$4.8
Capitalized exploration expenses	19.8	16.6
Foreign tax credit carryforward	—	28.8
U.S tax effect of Peruvian deferred tax liability	38.6	65.1
Capital loss carryforward	30.0	30.5
Metal hedging	82.5	—
Reserves	49.0	50.1
Mexican tax loss carryforward	37.5	27.3
Labor share buyback	30.0	29.4
Valuation allowance	(30.0)	(30.5)
Other	31.4	21.8
Total deferred tax assets	296.8	243.9

Liabilities:
Property, plant and equipment	(216.3)	(244.6)
Deferred charges	(25.0)	(26.7)
Mexican tax on consolidated dividends	(32.7)	(22.6)
Outside basis difference	(20.0)	(19.8)
Other	(8.2)	(1.4)
Total deferred tax liabilities	(302.2)	(315.1)

Total net deferred tax assets / (liabilities)	$(5.4)	$(71.2)

U.S. Tax Matters—

For the years ending December 31, 2010 and 2009, the Company had unused U.S. net capital losses of $30.0 million and $30.5 million, respectively, related to closed derivative transactions.  These capital losses may be carried forward and will expire in 2011 and 2012 if not offset against U.S. capital gains before then.  The Company has placed a full valuation allowance of $30.0 million on the capital loss carryforwards because management believes it is not likely that the benefit of this capital loss carryforwards will be realized.

As of December 31, 2010, the Company has not provided a U.S. deferred tax liability for $1.8 billion of outside basis differences in its Mexican subsidiaries. The Company considers the investments to be permanent in duration and quantification of the related deferred tax liability is not practicable.

At December 31, 2010, there were no foreign tax credits available for carryback or carryforward.  There were no other U.S. tax credits at December 31, 2010.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009, SCC’s operating results are included in the AMC consolidated U.S. federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation, as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes, as if it were a separate filer.

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

Mexican Tax Matters—

In 2009, Mexico enacted new tax laws, which, among other things, impose restrictions on certain benefits of tax consolidation and temporarily increased the statutory tax rate.

Under the previous tax consolidation rules, Mexican companies were allowed to indefinitely defer taxes assessed on dividends in excess of tax-basis retained earnings accounts that are distributed among entities of a consolidated tax group, and the offsetting net operating losses (NOL’s) incurred by one entity against the profits of another entity, until the occurrence of certain events, such as the dissolution of the tax consolidation regime.  The new law, which applies retroactively to qualifying dividends paid and the net operating losses since 1999, eliminates the indefinite deferral period and requires payment of the tax beginning in the sixth year following the dividend.  The new law applies retroactively and reduced the NOL carryforward period from ten years to five years.  The total liability affected by these amendments is $106.6 million.  This amount includes an additional liability of $22.6 million recognized in 2009 and recorded as income tax expense in the consolidated statement of earnings; the balance of the liability $84 million has been recorded as a deferred tax charge in prior years.

In June 2010 the Mexican parent company made a tax payment of 121 million Mexican pesos (approximately $10 million) in accordance with the change in the law.  In subsequent years these taxes will be paid each March.

The Mexican statutory income tax rate increased to 30% from 2010 through 2012, will decrease to 29% in 2013, and to 28% in 2014 and thereafter.

Mexican companies are subject to a dual tax system comprised of regular income tax and a corporate flat tax that was enacted in 2007.  The rate under the corporate flat tax law is 17.5%.  Mexican companies pay the greater of the corporate flat tax or regular income tax and determine its deferred income taxes based on the tax regime it expects to be subject to in the future.  Based on earnings projections, the Company believes it will be subject to regular income tax for the foreseeable future and has calculated its temporary differences and deferred taxes based on the regular income tax law.

Accounting for Uncertainty in Income Taxes-

The total amount of unrecognized tax benefits in 2010, 2009 and 2008, was as follows (in millions):

	2010	2009	2008
Unrecognized tax benefits, opening balance	$30.7	$64.9	$136.3
Gross increases — tax positions in prior period	46.3	—	11.6
Gross decreases — tax positions in prior period	(1.8)	(44.1)	—
Recognition of benefits from resolution of issues with IRS	—	—	(90.2)
Gross increases — current-period tax positions	0.5	11.4	17.6
Decreases related to settlements with taxing authorities	—	(1.5)	(10.4)
Unrecognized tax benefits, ending balance	$75.7	$30.7	$64.9

The increase in the 2010 unrecognized tax benefit of $45.0 million relates primarily to a 2009 highly certain unrecognized tax benefit that was transferred to the U.S. tax return for the 2009 filing.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $35.0 million at December 31, 2010 and $19.0 million at December 31, 2009.  These amounts relate entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2010 and 2009, the Company’s liability for uncertain tax positions included accrued interest and penalties of $8.0 million and $6.6 million, respectively.

During 2008 and 2009, the Company and the IRS reached agreements with respect to the audited results of the Company’s 1997 through 2004 U.S. federal income tax returns.  The Company has made payments of $29.7 million, including $18.3 million of interest, to the IRS for the settlement of the audits.

In the United States, the tax years 2005, 2006 and 2007 are currently under IRS field examination, which commenced in November 2008.  Management does not expect that any of the open years will result in a cash payment within the preceding twelve months of December 31, 2011.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2010.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:	2007 up to 2009 (years 1997 through 2006 have been examined by the Peruvian tax authority and the issues raised are being contested; no new issues can be raised for these years)
U.S.:	2005 and all future years
Mexico:	2002 and all future years

NOTE 10-WORKERS’ PARTICIPATION:

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

Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.8 million in 2010).  Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, road infrastructure and other government programs.

In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated statement of earnings.  The workers’ participation expenses for the three years ended December 31, 2010 were as follows (in millions):

2010	2009	2008
$244.3	$134.7	$212.1

NOTE 11-ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company submitted closure plans to the MINEM.  These plans have been open to public discussion in the areas of the Company’s operations and in 2009 were approved by MINEM.  As part of the closure plans, commencing in January 2010 the Company is required to provide annual guarantees of $2.6 million over a 34 year period to furnish the funds for the asset retirement obligation.  In the near-term future the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million.  In 2009, the Company adjusted its original retirement obligation to record the liability established in its mine closure plans.  In 2010, the closure plan for the new Ilo marine trestle was added to the asset retirement obligation.

The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

The following table summarizes the asset retirement obligation activity for the two years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Balance as of January 1	$48.9	$18.0
Changes in estimates	5.3	27.9
Additions	1.6	—
Accretion expense	3.3	3.0
Balance as of December 31,	$59.1	$48.9

NOTE 12-FINANCING:

Long-term debt:

	As of December 31,
(in millions)	2010	2009
1.71% Mitsui credit agreement due 2013 (Japanese LIBO rate plus 1.25% (2.47% at December 31, 2009))	$30.0	$40.0
6.375% Notes due 2015 ($200 million face amount, less unamortized discount of $0.7 million and $0.8 million at December 31, 2010 and 2009, respectively)	199.3	199.2
5.375% Notes due 2020 ($400 million face amount, less unamortized discount of $2.0 million at December 31,2010)	398.0	—
9.25% Yankee bonds—Series B due 2028	56.4	56.4
7.50% Notes due 2035 ($1,000 million face amount, less unamortized discount of $15.2 million and $15.3 million at December 31, 2010 and 2009, respectively)	984.8	984.7
6.75% Notes due 2040 ($1,100 million face amount, less unamortized discount of $8.1 million at December 31, 2010)	1,091.9	—
Total debt	2,760.4	1,280.3
Less, current portion	(10.0)	(10.0)
Total long-term debt	$2,750.4	$1,270.3

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2010, Minera Mexico is in compliance with this covenant.

The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2010, the Company is in compliance with these covenants.

In July 2005 the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and is included in “Other assets”, non-current on the consolidated balance sheet.  The net proceeds from the issuance and sale of the notes were principally used to repay outstanding indebtedness of the Company and the balance was used for general corporate purposes.  The Company filed a registration statement on Form S-4 with respect to these notes in October 2005.  In January 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035.  In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $590.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  All of these limitations and restrictions are subject to a number of significant exceptions, and some of these covenants will cease to be applicable before the notes mature if the notes attain an investment grade rating.  At December 31, 2010 the Company is in compliance with these covenants.

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

Interest on the notes will be paid semi-annually in arrears.  The notes will constitute the Company’s general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness.

Also, related to these notes the Company has deferred $8.2 million of costs associated with the issuance of this facility, which is included in “Other assets” non-current in the consolidated balance sheet and is being amortized as interest expense over the life of the loans.

In connection with the transaction, on April 16, 2010 the Company entered into a base indenture with Wells Fargo Bank, National Association, as trustee, as well as a first supplemental indenture  and a second supplemental indenture which provide for the issuance, and set forth the terms of, the two tranches of notes described above.  The indentures contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets.  If the Company experiences a Change of Control Triggering Event (as defined in the indentures governing the notes), the Company must offers to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.  A Change of Control Trigger Event also includes a rating decline, that is, if the rating of the notes, by at least one of the rating agencies shall be decreased by one or more gradations.

The Company may issue additional debt from time to time pursuant to the base indenture.

Changes in Credit Risk Rating:

In connection with the issuance of the $1.5 billion new notes, on April 1, 2010 Moody’s investor service upgraded to Baa2 from Baa3 the Company’s senior unsecured ratings and the rating on its Yankee bonds.  Also on April 5, 2010 Fitch and Standard & Poor’s (“S&P”) ratings services assigned ratings of ‘BBB’ and ‘BBB-’, respectively, to the new notes issued.  At the same time, these credit rating agencies confirmed their long-term corporate credit rating on SCC (‘Baa2’, ‘BBB and ‘BBB- for Moody’s, Fitch and S&P, respectively).

Aggregate maturities of the outstanding borrowings at December 31, 2010, are as follows:

Years	Principal Due (*)
(in millions)
2011	$10.0
2012	10.0
2013	10.0
2014	—
2015	200.0
Thereafter	2,556.4
Total	$2,786.4

(*)Total debt maturities do not include the debt discount valuation account of $26.0 million.

At December 31, 2010 and 2009, other assets included $5.3 million for both periods, held in escrow accounts as required by the Company’s loan agreements.  The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2010 and 2009, the balance of capitalized debt issuance costs was $19.3 million and $10.9 million, respectively.  Amortization charged to interest expense was $0.9 million, $0.5 million and $0.6 million in 2010, 2009 and 2008, respectively

NOTE 13-BENEFIT PLANS:

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

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits” (in prior literature SFAS No. 87 “Employers’ Accounting for Pensions”), using December 31 as a measurement date, consist of the following:

	Years ended December 31,
(in millions)	2010	2009	2008
Interest cost	$0.6	$0.7	$0.7
Expected return on plan assets	(0.7)	(0.6)	(0.5)
Amortization of net loss	0.1	0.1	(*	)
Net periodic benefit cost	$—	$0.2	$0.2

(*)Less than $0.1 million

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12.1	$11.4
Interest cost	0.6	0.7
Benefits paid	(0.9)	(0.9)
Actuarial gain (loss)census	0.1	0.1
Actuarial gain (loss)assumption changes	0.6	0.8
Projected benefit obligation at end of year	$12.5	$12.1

Change in plan assets:
Fair value of plan assets at beginning of year	$16.5	$12.9
Actual return on plan assets	1.0	1.2
Employer contributions	—	3.3
Benefits paid	(0.9)	(0.9)
Administrative expenses	—	—
Fair value of plan assets at end of year	$16.6	$16.5

Funded status at end of year:	$4.1	$4.4

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$4.1	$4.4
Current liabilities	—	—
Non-current liabilities	—	—
Total	$4.1	$4.4

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain) net of income tax	$2.5	$2.3
Prior service cost (credit)		—
Transition obligation (asset)	—	—
Total (net of income tax of $1.3 million and $1.2 million in 2010 and 2009, respectively)	$2.5	$2.3

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, related to the defined benefit pension plan, net of income tax:

	As of December 31,
(in millions)	2010		2009
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$2.3		$2.2

Net loss/(gain) amortized during the year	(*	)	(*	)
Net loss/(gain) occurring during the year	0.2		0.1
Net adjustment to accumulated other comprehensive income	0.2		0.1

Accumulated other comprehensive income at end of plan year	$2.5		$2.3

(*)Less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2010 and 2009, net of income tax:

	As of December 31,
(in millions)	2010		2009
Net loss / (gain)	$0.1		$0.1
Amortization of net (loss) gain	(*	)	(*	)
Total amortization expenses	$0.1		$0.1

(*)Less than $0.1 million

The assumptions used to determine the pension obligation and seniority premiums as of year-end and the net cost in the ensuing year are:

	2010	2009	2008
Discount rate	5.00%	5.55%	6.30%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2011	$0.9
2012	0.9
2013	0.9
2014	0.9
2015	0.9
2016 to 2020	4.6
Total	$9.1

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in stock and bond funds.

Plan assets are invested in a Group Annuity Contract (the “Contract”) with Metropolitan Life Insurance Company (“MetLife”).  The Contract’s only investment is in units of a MetLife Broad Market Bond Fund (the “Fund”) managed by BlackRock, Inc. (“BlackRock”).  The investment objective of this Fund is to outperform the Barclays Capital U.S.  Aggregate Bond Index, net of fees, over a full market cycle.  The Fund invests in publicly traded, investment grade securities with target duration within one and a half years of the Barclays Index duration. The market value of the Fund assets is certified by MetLife.

The investment allocation decisions within the Fund, as reported to the Company by MetLife effective December 31, 2010, were as follows:

The Fund retained its underweight position in Treasuries, as BlackRock sees better relative value in other high quality spread products.  Within the Agencies sector (which includes Federal Mortgage Issuers such as FMNA and FHLBC), the Fund maintained its overweight position to the sector and reduced its exposure to Agency debentures while maintaining an allocation to FDIC-guaranteed bonds given the attractive spread pickup to Treasuries.  Within the Mortgage sector, BlackRock is significantly underweight 30-year Mortgage Backed Security (MBS) pass-throughs given the risk of spread widening as Fed purchases slow.  BlackRock has a close to neutral 15-year conventional MBS allocation, and is focused on seasonal pools as they enjoy broad based technical support and offer fundamental value in light of prepayment uncertainties.  BlackRock maintains a modest allocation to Non-Agency MBS positions given attractive loss-adjusted yields.

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

The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors the Company expects its assets will earn an average of 4.5% per annum assuming its long-term mix will be consistent with its current mix and an assumed discount rate of 5.0%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

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

The components of net period benefit costs are as follows:

	Years ended December 31,
(in millions)	2010		2009		2008
Service cost	$—		$—		$—
Amortization of net loss / (gain)	(*	)	(*	)	(*	)
Amortization of prior service cost / (credit)	(*	)	(*	)	(*	)
Interest cost	0.1		0.1		0.1
Net periodic benefit cost	$0.1		$0.1		$0.1

(*)Less than $0.1 million

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$2.0	$1.9
Interest cost	0.1	0.1
Actuarial loss / (gain) — claims cost	(0.3)	—
Benefits paid	(0.2)	(0.1)
Actuarial (gain) loss	0.1	0.1
Benefit obligation at end of year	$1.7	$2.0

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(1.7)	$(2.0)

ASC 715 amounts recognized in statement of financial position consists of:
Non-current assets	$—	$—
Current liabilities	(0.1)	(0.1)
Non-current liabilities	(1.6)	(1.9)
Total	$(1.7)	$(2.0)

ASC 715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$0.8	$1.1
Prior service cost (credit)	(0.2)	(0.2)
Total (net of income tax)	$0.6	$0.9

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2010		2009
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$0.6		$0.5

Net loss /(gain) occurring during the year	(0.1)		0.1
Net loss/gain amortized during the year	(*	)	(*	)
Net adjustment to accumulated other comprehensive income	$(0.1)		$0.1

Accumulated other comprehensive income at end of plan year	$0.5		$0.6

(*) Less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2010, (net of income tax):

	As of December 31,
(in millions)	2010		2009
Net loss (gain)	$(0.1)		$0.1
Amortization of prior service cost (credit)	(*	)	(*	)
Amortization of net losses	(*	)	(*	)
Total amortization expenses	$(0.1)		$0.1

The discount rate used in the calculation of other post-retirement benefits and cost as of December 31, 2010 and 2009 was 5.00% and 5.55%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2011	$0.1
2012	0.1
2013	0.1
2014	0.1
2015	0.1
2016 to 2020	0.7
Total	$1.2

For measurement purposes, 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010.  The rate is assumed to decrease gradually to 4.5%.

Assumed health care cost trend rates can have a significant effect on the amount reported for the health care plan.  A one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican operations

Minera Mexico Defined Benefit Pension Plans—

Minera Mexico has established for its salaried employees a defined contribution benefit pension plan.  This plan is in addition to benefits granted by the Instituto Mexicano de Seguro Social (IMSS).  Under this plan, the Company will make yearly matching contributions equaling 3% of participating employee’s base salary.  Related to this, the Company recorded a contribution expense of $0.9 million and $1.0 million in 2010 and 2009, respectively.  The defined contribution plan liability was $1.8 million and $2.5 million in 2010 and 2009, respectively.

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

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits” (in prior literature SFAS No. 87 “Employers Accounting for Pensions”), using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2010	2009	2008
Interest cost	$1.6	$1.5	$2.0
Service cost	2.1	1.8	2.4
Expected return on plan assets	(3.0)	(2.2)	(2.9)
Amortization of transition assets, net	—	(0.1)	(0.1)
Amortization of net actuarial loss	(1.0)	(0.1)	(0.7)
Amortization of prior services cost	0.2	0.2	0.2
Settlement/curtailment(*)	(19.0)	—	—
Net periodic benefit cost	$(19.1)	$1.1	$0.9

The change in benefit obligation and plan assets are as follows:

	December 31,
(in millions)	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$32.5	$26.9
Service cost	2.1	1.8
Interest cost	1.6	1.5
Actuarial (loss) gain, net	(0.6)	1.8
Amendments	—	—
Benefits paid	(0.9)	(0.4)
Settlement/Curtailment (*)	(23.7)	(0.1)
Inflation adjustment	1.7	1.0
Projected benefit obligation at end of year	$12.7	$32.5

(*)Included in the 2010 settlement/curtailment amount is a payment of $11.9 million severance to Buenavista workers who accepted the Company’s buyout offer.

Change in plan assets:
Fair value of plan assets at beginning of year	$38.8	$26.7
Actual return on plan assets	6.9	12.1
Employer contribution	(0.6)	—
Transfer of assets	—	(0.6)
Benefits paid	(0.9)	(0.4)
Currency exchange rate adjustment	2.1	1.0
Fair value of plan assets at end of year	$46.3	$38.8

Funded status at end of year:	$33.6	$6.3

ASC 715 amounts recognized in statement of financial position consists of:
Non-current assets	$33.6	$6.3
Current liabilities	—	—
Non-current liabilities	—	—
Total	$33.6	$6.3
ASC 715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(11.2)	$(6.7)
Prior service cost (credit)	—	0.7
Transition obligation (asset)	(0.1)	(0.1)
Total (net of income tax of $7.6 million and $3.8 million, respectively)	$(11.3)	$(6.1)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2010 and 2009, respectively related to Minera Mexico’s defined benefit pension plan, net of income tax:

	As of December 31,
(in millions)	2010	2009
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan Year	$(6.1)	$(1.0)

Amortization of transition obligation (asset)	—	—
Prior services cost amortized during the year	(0.1)	(0.1)
Net loss/gain amortized during the year	0.6	0.1
Net gains occurring during the year.	(2.7)	(5.1)
Settlement/curtailment	(2.8)
Currency exchange rate changes	(0.2)	—
Net adjustment to accumulated other comprehensive income	(5.2)	(5.1)

Accumulated other comprehensive income at end of plan year	$(11.3)	$(6.1)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost, net of income tax:

	As of December 31,
(in millions)	2010	2009
Amortization of transition asset	$—	$(0.1)
Amortization of net losses	0.6	0.1
Amortization of prior services cost	(0.1)	—
Total amortization expenses	$0.5	$—

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2010	2009	2008
Weighted average discount rate	7.5%	8.0%	8.0%
Expected long-term rate of return on plan asset	7.5%	8.0%	8.0%
Rate of increase in future compensation level	4.0%	0.0%	4.5%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2011	$7.8
2012	0.6
2013	0.5
2014	0.6
2015	0.6
2016 to 2018	3.7
Total	$13.8

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and IXE Banco, S.A.  29% of the funds is invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government.  The remaining 71% is invested in common shares of Grupo Mexico.

The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820.

These plans accounted for approximately 30% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2010	2009
Asset category:
Equity securities	71%	72%
Treasury bills	29%	28%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2011 is $7.8 million, which includes $3.4 million of pending payments to former Buenavista workers.

Minera Mexico Post-retirement health care plan

The components of net periodic benefit costs are as follows:

	For the years ended December 31,
(in millions)	2010	2009	2008
Interest cost	$4.3	$4.3	$4.8
Service cost	0.4	0.4	0.6
Amortization of net loss (gain)	0.1	0.5	0.7
Amortization of transition obligation	1.5	1.5	1.6
Inflation adjustment	—	—	—
Net periodic post-retirement benefit costs	$6.3	$6.7	$7.7

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31
(in millions)	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$53.0	$54.0
Service cost	0.4	0.4
Interest cost	4.3	4.3
Actuarial (loss) gain, net	(11.1)	(7.7)
Benefits paid	—	—
Currency exchange rate adjustment	3.1	2.0
Projected benefit obligation at end of year	$49.7	$53.0

Funded status	$(49.7)	$(53.0)

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current liabilities	(49.7)	(53.0)
Total	$(49.7)	$(53.0)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(2.3)	$4.3
Prior service cost (credit)	—	—
Transition obligation (asset)	10.5	11.2
Total (net of income tax of $5.5 million and $9.5 million, respectively)	$8.2	$15.5

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2010 and 2009, respectively, related to the Minera Mexico’s post retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2010	2009
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$15.5	$20.7
Amortization of net loss (gain)	(0.1)	(0.3)
Amortization of transition obligation	(0.9)	(0.9)
Net loss / (gain) occurring during the year.	(6.7)	(4.8)
Currency exchange rate changes	0.4	0.8
Net adjustment to accumulated other comprehensive income	(7.3)	(5.2)

Accumulated other comprehensive income at end of plan year	$8.2	$15.5

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost, net of income tax:

	As of December 31,
(in millions)	2010	2009
Amortization of prior service cost (credit)	$0.9	$0.9
Amortization of net losses	0.1	0.3
Total amortization expenses	$1.0	$1.2

Discount rates used in the calculation of other post-retirement benefits and costs as of December 31, 2010 and 2009 were 7.5% and 8.0%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2011	$3.6
2012	3.7
2013	3.9
2014	4.1
2015	4.3
2016 to 2020	29.5
Total	$49.1

For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$4.0	$3.3
Effect on the post-retirement benefit obligation	$54.8	$45.3

NOTE 14-NON-CONTROLLING INTEREST:

For all the years presented, in the consolidated statement of earnings the income attributable to non-controlling interest is based on the earnings of the Company’s Peruvian Branch.

The non-controlling interest of the Company’s Peruvian Branch is for investment shares, formerly named labor shares.  These shares were generated by legislation in place in Peru from the 1970s through 1991; such legislation provided for the participation of mining workers in the profits of the enterprises for which they worked.  This participation was divided between equity and cash.  The investment shares included in the non-controlling interest on the balance sheet are the still outstanding equity distributions made to the Peruvian Branch’s employees.

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

NOTE 15-COMMITMENTS AND CONTINGENCIES:

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

Environmental capital expenditures in years 2010, 2009 and 2008, were as follows (in millions):

	2010	2009	2008
Peruvian operations	$3.1	$2.4	$0.5
Mexican operations	10.2	25.1	13.1
Total	$13.3	$27.5	$13.6

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

Peruvian law requires that companies in the mining industry provide for future closure and remediation.  In accordance with the requirements of this law the Company’s closure plans were approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 11, “Asset retirement obligation,” for further discussion of this matter.

Mexican operations

The Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water quality, air quality, noise levels and hazardous and solid waste.

The principal legislation applicable to the Company’s Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection (“PROFEPA”).  PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards.  PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which in the most extreme cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.  Also, according to the federal criminal code, PROFEPA must inform corresponding authorities regarding environmental non-compliance.

Mexican environmental regulations have become increasingly stringent in recent years, and this trend is likely to continue and has been influenced by the environmental treaty entered into by Mexico, the United States and Canada in connection with NAFTA in 1999.

In relation the aforementioned, on January 28, 2011, Article 180 of the General Law was amended. This amendment, gives an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that the harm may be caused.

As a result of the amendment, more legal actions supported or sponsored by non-governmental groups, interested in halting projects, and not necessarily in protecting the rights of affected communities may be filed against companies operating in all industrial sectors, including the mining sector.

Another initiative that has not entered into force, but is being analyzed by the Chamber of Deputies is the one related to amendments to the Civil Federal Procedures Code (CFPC). This initiative consists of establishing three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The initiative is expected to be approved by the Chamber of Deputies this year and the related provisions to enter into force six months afterward.  The amendments to the CFPC may result in more litigation with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

On March 16, 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company has initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $7.1 million as of December 31, 2010.  The Company expects to remediate the site and promote an urban development to generate a net gain in the disposal of the property.

Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that the above mentioned or future laws and regulations would not have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects. However, the Company’s management does not believe that continued compliance with the federal environmental law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, results of operations, financial condition or prospects or will result in material capital expenditures.

Litigation matters:

Peruvian operations

Garcia Ataucuri and Others against SCC’s Peruvian Branch:

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

In 1995, the labor shares were exchanged for common stock of the Company and approximately 80.8% of the issued labor shares were exchanged.  After that, from time to time the Company has purchased labor shares on the open market.  The remaining net 0.71% is included in the consolidated balance sheet under the caption “Non-controlling interest.”

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

On June 9, 2009, SCC’s Peruvian Branch filed an extraordinary appeal before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and other protective measures.  The civil court has now rendered a favorable decision suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons.  In view of this, and the recent civil court decision, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)              The May 10, 2006 Cornejo Flores and others vs. SCC’s Peruvian Branch litigation, seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares,” and dividends.  On May 23, 2006, the Branch answered this new complaint denying the validity of the claim.  As of December 31, 2010, the case remained open with no new developments.

3)              The June 27, 2008 Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of December 31, 2010, the case remained open with no new developments.

4)              The January 2009 Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this complaint, denying the validity of the claim.  In August 2010, the Civil Court dismissed the case due to procedural defects.  The plaintiffs appealed the Civil Court’s resolution before the Superior Court.  As of December 31, 2010, resolution of this appeal was pending.

5)              The June 2010 Macedo Condori vs. SCC’s Peruvian Branch litigation seeks the delivery of 8,012 labor shares plus dividends in the amount of S/.496,744 (as of May 2010) and interest.  The Branch answered this new complaint, denying the validity of the claim.  In July 2010, the Civil Court dismissed the case due to procedural defects.  This case is now closed.

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

Exploraciones de Concesiones Metalicas S.A.C.:

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”).  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  As of December 31, 2010, this case remained open with no new developments.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet).

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010, three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo Mexico, AMC and SCC.  The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On April 13, 2010, the Company filed a motion to dismiss the plaintiffs’ complaint.  At December 31, 2010, resolution of this case remained pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 62% of the Company’s Peruvian labor force was unionized at December 31, 2010 and was represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.   In September 2010, the Company reached a new three-year collective bargaining agreement with these three unions.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, this agreement provides for a productivity bonus program for the departments that reach certain parameters.  Also, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for these smaller unions are in force through November 2012.

During 2010 and 2009 no strikes occurred.  In 2008, strikes in support of a mining federation strike occurred at the Company’s operating areas, during which operations were close to normal.

Mexican operations

Approximately 73% of the Mexican labor force was unionized at December 31, 2010 and was represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In the last years the Buenavista mine experienced several labor stoppages.  The latest labor stoppage started in July 2007 and finished in June 2010.  In 2008, the Board of Directors offered all Buenavista employees a severance payment in accordance with the collective bargaining agreement and applicable law.  During 2008, under this plan a group of employees was terminated at a cost to the Company of $15.2 million.  Also in 2010, at the termination of the strike, the Company made termination payments of $11.9 million.  Both payments were recorded in cost of sales on the consolidated statement of earnings.  At the end of 2010 the Company maintains a provision of $3.4 million of pending payments to a group of approximately 830 workers who have rejected acceptance of the termination payment.  On June 6, 2010, the Company started the evaluation of the damages to the plant, machinery and equipment caused by the strike.  The Company began the rehabilitation and reconstruction of the Buenavista mine during the second half of 2010.  At December 31, 2010, the Company had spent $70.9 million and expects to spend $43.1 million in 2011.  Losses arising from damages to the fixed assets, net of estimated insurance recoveries, are not material.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009, a federal tribunal confirmed the legality of the San Martin strike.  In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union has presented an appeal of the labor court ruling before federal tribunals.  As of December 31, 2010 resolution of this appeal was pending.

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

Other legal matters:

Class actions:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”).  On January 31, 2005, the three actions - Lemon Bay, LLP v. American Mining-Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N — were consolidated into one action captioned.  In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. Civil Action No. 961 -N; the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company and its common stockholders; the defendants in the consolidated action are AMC, German Larrea Mota-Velasco, Genaro Larrea Mota-Velasco, Oscar Gonzalez Rocha, Emilio Carrillo Gamboa, Jaime Fernando Collazo Gonzalez, Xavier Garcia de Quevedo Topete, Armando Ortega Gomez and Juan Rebolledo Gout (together, the “AMC Defendants”), Carlos Ruiz Sacristan, Harold S. Handelsman, Gilberto Perezalonso Cifuentes, and Luis Miguel Palomino Bonilla (together, the “Special Committee Defendants”).  The consolidated complaint alleges, among other things, that the Transaction was the result of breaches of fiduciary duties by the Company’s directors and was not entirely fair to the Company and its minority stockholders.  Fact discovery closed in early 2010 and expert discovery closed on June 18, 2010.  On June 30, 2010, the plaintiff moved for partial summary judgment.  On August 10, 2010, the AMC Defendants and the Special Committee Defendants filed separate cross-motions for summary judgment.  On December 21, 2010, the Court denied the plaintiff’s and the AMC Defendants’ motions for summary judgment and granted the Special Committee Defendants’ motion for summary judgment, dismissing the Special Committee Defendants from the action.  As of the date of this filing, the case is expected to go to trial in June 2011.

The complaint seeks, among other things, a preliminary and permanent injunction to enjoin the Transaction, the award of damages to the plaintiff and the class, and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The defendants believe that the lawsuit is without merit and are vigorously defending against the action.

Four purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (Oklahoma Firefighters Pension & Retirement System et al. v. SCC et al., Gary Martin et al. v. SCC et al., Thomas Griffin et al. v. SCC et al., and Sheet Metal Workers Pension Plan of Northern California et al. v. SCC et al.) from August to October 2010 relating to the proposed combination of the Company with AMC, the parent company of Asarco.  The complaints name SCC, its current and certain former directors, AMC and Grupo Mexico as defendants.  Two of the actions also name Asarco as a defendant.  The actions purport to be brought on behalf of the Company’s common stockholders.  A previously reported complaint filed in the Superior Court of Arizona, in and for the County of Maricopa, City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan et al. v. SCC et al., has been voluntarily dismissed.

The complaints allege, among other things, that the proposed transaction would result in breaches of fiduciary duties by the defendants and is not entirely fair to the Company and its minority stockholders.  The complaints seek, among other things, a preliminary and permanent injunction to enjoin the transaction, the award of damages to the plaintiffs and the class, and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  On January 25, 2011, the Oklahoma Firefighters and Sheet Metal Workers plaintiffs filed an amended and joint motion to consolidate and have Firefighters’ counsel appointed lead counsel.  Plaintiffs also moved to stay the Martin and Griffin actions.  The Sheet Metal plaintiffs have withdrawn their prior motion to consolidate in connection with the new motion.

Firefighters’ plaintiffs have also moved for leave to file an amended complaint to add or supplement factual allegations concerning the summary judgment ruling in the Lemon Bay action described above.  Resolution of the motion is still pending.

The defendants believe that these lawsuits are without merit and are vigorously defending against the actions.

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material adverse effect on its financial position or results of operations.  Additionally, the Company does not believe that the outcome of the purported class action derivative lawsuits would have a material adverse effect on its financial position or results of operations.  While the defendants, including Grupo Mexico and its affiliates, believe that the claims in the purported class action derivative lawsuits are without merit, the Company cannot assure you that these or future claims, if successful, will not have an adverse effect on Grupo Mexico, AMC or the Company.

Other commitments:

Regional development contribution:

In 2006, the Company’s Peruvian Branch signed a contract with the Peruvian government committing the Company to make annual contributions for five years to support the regional development of Peru based on prior year’s net earnings.  This was in response to an appeal by the president of Peru to the mining industry.  The contributions are being used for social benefit programs.  This contribution expired in 2010 with the last payment to be deposited in April 2011.

These contributions were deposited with a separate entity, Asociacion Civil Ayuda del Cobre, which will make disbursements for approved investments in accordance with the agreement until the five year contributions are fully used.  The commitment of the Branch was for a total of 1.25% of its annual earnings, after Peruvian income tax.

The following table summarized the non-deductable contributions made by the Company and the 2010 provision based on Peruvian earnings (in millions):

Years of payment	Based on	Total Year
2007	2006	$16.1
2008	2007	18.9
2009	2008	12.7
2010	2009	9.2
2011	2010	14.8

These provisions are included in “Other income (expense)” in the consolidated statement of earnings.

Royalty charge

In 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies. Under this law, the Company is subject to a 1% to 3% royalty based on sales and calculated on the value of the concentrates produced at the Toquepala and Cuajone mines. The Company made provisions for this charge in 2010, 2009 and 2008, as follows (in millions):

	2010	2009	2008
Royalty charge	$65.5	$43.7	$53.9

These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the consolidated statement of earnings.

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur.  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003, the agreement was amended, releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements and changing the power tariff as called for in the original agreement.

The Company has recently signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The Company expects to obtain savings in its future power costs.  The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  During 2010, the Company continued its negotiations with Enersur in order to obtain a final agreement for the Tia Maria project.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 9, “Income taxes”).

NOTE 16-STOCKHOLDERS’ EQUITY

Common Stock:

In 2009, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 4.9 million shares of SCC’s common stock.  With this purchase and the Company’s repurchase of shares of its common stock, the indirect ownership of Grupo Mexico increased to 80% at March 31, 2009, and remains at 80% at December 31, 2010.

Appropriated Retained Earnings:

As of December 31, 2010, Company management set aside $1.8 billion of unremitted earnings of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is the Company’s intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.  See also Note 9 “Income taxes” of these financial statements.

Treasury Stock:

Activity in treasury stock in the years 2010 and 2009, was as follows (in millions):

	2010	2009
Southern Copper common shares
Balance as of January 1,	$460.7	$389.0
Purchase of shares	0.5	71.9
Used for corporate purposes	(0.2)	(0.2)
Balance as of December 31,	461.0	460.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	142.7	125.5
Sales of shares	—	—
Purchase of shares	—	—
Other activity, including dividend, interest and currency translation effect	19.0	17.2
Balance as of December 31,	161.7	142.7

Treasury stock balance as of December 31,	$622.7	$603.4

SCC shares of common stock in treasury:

At December 31, 2010 and 2009, treasury stock holds 34,596,086 shares of SCC’s common stock with a cost of $461.0 million and $460.7 million, respectively.  The shares of SCC’s common stock held in treasury are used for general corporate purposes.

SCC share repurchase program:

Pursuant to the $500 million share repurchase program authorized by the Company’s Board of Directors in 2008 the Company purchased common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

					Maximum Number
			Average	Total Number of	of Shares that
			Price	Shares Purchased	May Yet Be
		Total Number	Paid	as Part of	Purchased Under	Total Cost
Period		of Shares	per	Publicly	the Plan	($ in
From	To	Purchased	Share	Announced Plan	@ $48.74	millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7

2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9

2010:
05/05/10	05/05/10	13,200	28.75	33,435,350		0.4
08/12/10	08/12/10	1,200	29.33	33,436,550		(*	)
10/14/10	10/14/10	1,200	40.34	33,437,750		(*	)
		15,600

Total purchased		33,437,750	$13.67		881,777	$457.0

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership increased to 80% at March 31, 2009, and remains at 80% as of December 31, 2010.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company.  Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan.  As of December 31, 2010 and 2009, the Company has granted 256,800 shares and 241,200 shares, respectively, under this plan.  The fair value of the award is measured each year at the date of the grant.

Employee Stock Purchase Plan:

In January 2007, the Company offered to eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies.  The purchase price is established at the approximate fair market value on the grant date.  Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years.  The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.  At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee.

If Grupo Mexico pays dividends on shares during the eight year period, the participants will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid.  If the participant has only partially paid for shares, the entitled dividends will be used to reduce the remaining liability owed for purchased shares.

In the case of voluntary resignation of the employee, the Company will pay to the employee the fair market sales price at the date of resignation of the fully paid shares, net of costs and taxes.  When the fair market sales value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on the following schedule:

If the resignation occurs during:	% Deducted
1st year after the grant date	90%
2nd year after the grant date	80%
3rd year after the grant date	70%
4th year after the grant date	60%
5th year after the grant date	50%
6th year after the grant date	40%
7th year after the grant date	20%

In the case of involuntary termination of the employee, the Company will pay to the employee the fair market sales price at the date of termination of employment of the fully paid shares, net of costs and taxes.  When the fair market value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on the following schedule:

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

For the years ended December 31, 2010 and 2009, the stock based compensation expense under the Employee Stock Purchase Plan was $2.2 million and $2.1 million, respectively.  As of December 31, 2010, there was $8.5 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining four years period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the years ended December 31, 2010 and 2009:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2009	14,577,011	$1.16
Granted	—
Exercised	(2,700,588)	1.16
Forfeited	(319,798)	1.16
Outstanding shares at December 31, 2009	11,556,625	$1.16

Outstanding shares at January 1, 2010	11,556,625	$1.16
Granted	—	—
Exercised	—
Forfeited	(635,932)	1.16
Outstanding shares at December 31, 2010	10,920,693	$1.16

During 2010, the Company offered to eligible employees a new stock purchase plan (the “New Employee Stock Purchase Plan”) through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies.

The purchase price was established at 26.51 Mexican pesos (approximately $2.05) for the initial subscription.  The terms of the New Employee Stock Purchase Plan are similar to the terms of the Employee Stock Purchase Plan.

At December 31, 2010, there was $4.3 million of unrecognized compensation expense under this plan, which is expected to be recognized over the eight years period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the year ended December 31, 2010:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2010	—	—
Granted	3,901,901	$2.05
Exercised	—	—
Forfeited	—	—
Outstanding shares at December 31, 2010	3,901,901	$2.05

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

NOTE 17-DERIVATIVE INSTRUMENTS:

As part of its risk management policy, the Company occasionally uses derivative instruments to (i) safeguard the corporate assets; (ii) insure the value of its future revenue stream, and (iii) lessen the impact of unforeseen market swings of its sales revenues.  To comply with these objectives the Company, from time to time, enters into commodities prices derivatives, interest rate derivative, exchange rate derivative and other instruments.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper swaps:

In 2010 and 2008, the Company entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect its sales value as shown below.  In 2010, these transactions meet the requirements of hedge accounting but not in 2008.  The realized gains and losses from these derivatives were recorded in net sales on the consolidated statement of earnings and included in operating activities on the consolidated statement of cash flows.  The Company did not hold any copper derivatives in 2009.  The following table summarized the copper derivative activity related to copper sales transactions realized in 2010 and 2008:

	2010	2008
Zero cost collar contracts:
Pounds (in millions)	—	220.5
Average LME cap price	—	$4.23
Average LME floor price	—	$3.40

Swap contracts:
Pounds (in millions)	276.7	175.1
Weighted average COMEX price	$3.79	$3.87

Realized (loss) gain on copper derivatives	$(41.9)	$137.0

In addition, the Company has a hedge program to protect the sales value of a portion of its copper production for years 2011 and 2012.  The hedge instruments are based on LME copper prices.  The Company performed statistical analysis on the difference between the average monthly copper price on the LME and the COMEX exchanges and determined that the correlation coefficient is greater than 0.999.  Based on this analysis the Company considers that the LME underlying price matches its sales priced at COMEX prices.  These cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.  The Company performs periodic quantitative assessments to confirm that the relationship was highly effective and that the ineffectiveness was the de minimus.

At the end of 2010 the Company held copper derivative contracts to protect a portion of its copper sales for 2011 and the first quarter 2012, as follows:

	2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	423.3	16.5
Average LME cap price	$4.84	$4.81
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30%	5%
Unrealized loss recognized in other comprehensive income, net of income taxes of $25.7 million and $0.6 million (in millions)	$45.2	$1.1

Swap contracts:
Pounds (in millions)	291.0	—
Weighted average COMEX price	$3.88	—
Estimated % of copper sales covered	21%
Unrealized loss recognized in other comprehensive income net of income taxes of $45.1 million (in millions)	$79.3	—

Additionally, in January and early February 2011, the Company entered into copper swaps contracts to protect 165.9 million pounds of copper for 2011 at an average price of $4.42 per pound and into zero cost collar contracts to protect 29.8 million pounds of copper for the first quarter of 2012 at an average floor price of $3.50 per pound of copper and an average cap price of $5.38 per pound of copper.  With the addition of these contracts the Company increased the percentage of its 2011 and first quarter 2012 copper sales coverage to 61% and 13%, respectively.

Transactions under these metal price protection programs are accounted for as cash flow hedges under ASC 815-15 “Derivatives and Hedging-embedded derivatives” (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) as they meet the requirements for this treatment and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in other comprehensive income until settlement, at which time the gain or loss is reclassified to net sales in the consolidated statements of earnings.

The Company expects to reclassify into earnings during the next 12 months the unrealized loss included in accumulated other comprehensive loss of approximately $124.5 million (net of income taxes) at the time the underlying hedged transactions are realized.  However, changes in copper prices in the next 12 months could increase or decrease the amount of the loss to be reclassified into earnings.

Please see additional disclosure about fair value on Note 18-”Financial instruments” below.

Gas swaps:

In the last three years Company entered into gas swap contracts to protect part of its gas consumptions as follows:

	2010	2009	2008
Gas volume (MMBTUs)	—	306,000	460,000
Fixed price	—	$3.6350	$8.2175
Loss(in millions)	—	$—	$(0.9)

The losses obtained were charged to production cost.  As of December 31, 2010, the Company did not hold any open gas swap contracts.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

Because more than 85% of the Company’s sales collections in Mexico are in U.S. dollars and many of its costs are in Mexican pesos, the Company entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.

Related to the exchange rate derivative contracts the Company recorded gain (losses) as follows (in millions):

	2010	2009	2008
Gain (loss)	—	$4.2	$(74.6)

These gains and losses were recorded as gain (loss) on derivative instruments in the consolidated statements of earnings.  At December 31, 2010, the Company did not hold any exchange rate derivative contract.

NOTE 18-FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2010 (in millions):

	Balance at December 31, 2010
	Carrying Value	Fair Value

Liabilities:
Long-term debt (*)	$2,786.4	$2,982.7

(*) Long term debt is carried at amortized cost and its carrying value as of December 31, 2010, was $2,760.4 million.  The $2,982.7 million represents the estimated fair value of the debt.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2010 and 2009, as follows (in millions):

	Fair Value at Measurement Date Using:
		Quoted prices
	Fair	in active	Significant
	Value as	markets for	other	Significant
	of	identical	observable	unobservable
	December	assets	inputs	inputs
Description	31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
- Trading securities	$66.9	$66.9
- Available for sale debt securities:
Foreign bonds				—
Corporate bonds	0.4		$0.4	—
Asset backed obligations	0.3		0.3	—
Mortgage backed securities	8.6		7.4	$1.2

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	4.8	4.8
Molybdenum	7.3	7.3

Liabilities:
Other current liabilities:
Liability derivatives - Classified as cash flow hedges:
Swap	(124.4)		(124.4)
Zero cost collar	(72.6)	—	(72.6)
Total	$(108.7)	$79.0	$(188.9)	$1.2

	Fair Value at Measurement Date Using:
		Quoted prices
	Fair	in active	Significant
	Value as	markets for	other	Significant
	of	identical	observable	unobservable
	December	assets	inputs	inputs
Description	31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
- Trading securities	—	—
- Available for sale debt securities:
Foreign bonds	$2.0		$2.0	—
Corporate bonds	4.8		3.1	$1.7
Asset backed obligations	6.6		6.6
Mortgage backed securities	9.5		8.1	1.4

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	4.1	4.1
Molybdenum	(16.2)	(16.2)
Total	$10.8	$(12.1)	$19.8	$3.1

The Company’s short-term trading securities investments are classified as Level 1 because they are valued using quoted prices of the same securities.

The Company’s short-term available for sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.  The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation.  Investments classified within Level 3 include corporate bonds, asset backed obligations, and mortgage-backed securities.

Derivatives are valued using financial models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates and a set of probabilities.  The Company classifies these instruments within Level 2 of the valuation hierarchy.  Such derivatives can include foreign currency, copper and zinc derivatives.

The fair value of the plan assets is valued using quoted market prices; such value is classified within Level 1 of the fair value hierarchy.

Fair value for long-term debt is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 11.3%, which is the Company’s weighted average cost of capital. This fair value is classified as Level 3 in the fair value hierarchy.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities), as well as cash flow hedges for the years ended on December 31, 2010 and 2009 (in millions).

	12 months ended December 31, 2010
	Available for sale debt securities:
	Corporate bonds	Mortgage backed securities	Total

Balance as of January 1, Unrealized gain (loss)	$1.7	$1.4	$3.1
Purchases, sales, issuance and settlements (net)	(1.3)	—	(1.3)
Transfers in/out of Level 3	(0.4)	(0.2)	(0.6)
Balance as of December 31,	$—	$1.2	$1.2

	12 months ended December 31, 2009
	Available for sale debt securities:
	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total

Balance as of January 1,	$6.9	$0.8	$3.3	$11.0
Unrealized gain (loss)	(0.6)	(0.3)	0.5	(0.4)
Purchases, sales, issuance and settlements (net)	(3.6)	(0.5)	(0.5)	(4.6)
Transfers in/out of Level 3	(1.0)	—	(1.9)	(2.9)
Balance as of December 31,	$1.7	$—	$1.4	$3.1

The total amount of unrealized gain (loss) for the period was included in other income (expense) in the consolidated statement of earnings for December 31, 2010.

NOTE 19-CONCENTRATION OF RISK:

The Company operates four open-pit copper mines, five underground poly metal mines, two smelters and eight refineries in Peru and Mexico and substantially all of its assets are located in these countries.  There can be no assurances that the Company’s operations and assets that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments.  Much of the Company’s products are exported from Peru and Mexico to customers principally in United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable.

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2010, SCC had invested its cash equivalents as follows:

Country	% of total cash (1)	% invested in one institution
United States	87.2%	30.2%
Peru	8.3%	87.8%
Mexico	4.5%	83.2%

(1)          98.2% of the Company’s cash is in US dollars.

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2010	2009	2008
Accounts receivable trade as of December 31,
Five largest customers	49.1%	37.4%	61.7%
Largest customer	16.3%	11.2%	21.5%

Total sales in year
Five largest customers	29.6%	35.1%	35.8%
Largest customer	9.9%	8.5%	10.6%

NOTE 20-RELATED PARTY TRANSACTIONS:

Balances receivable and payable with related parties companies are shown below (in millions):

	As of December 31,
	2010	2009
Accounts receivable:
Grupo Mexico, S.A.B de C.V. and affiliates	$32.7	$1.5
Ferrocarril Mexicano, S.A. de C.V.	—	1.4
Breaker, S.A. de C.V	—	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	1.6
	$32.7	$4.6
Accounts payable:
Grupo Mexico S.A. de C.V. and affiliates	$2.3	$—
Higher Technology S.A.C.	0.1	0.4
Breaker, S.A. de C.V	0.3	—
Pigoba, S.A. de C.V	0.1	—
Consorcio Tricobre	0.5	—
Mexico transportes aereos	0.4	—
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.9	—
Ferrocarril Mexicano S.A. de C.V.	0.1	—
	$4.7	$0.4

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

Purchase activity:

The following table summarizes the purchase activity with related parties in 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$10.9	$13.8	$13.8
Ferrocarril Mexicano, S.A de C.V.	3.5	6.0	11.0
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	29.0	15.1	22.0
Perforadora Mexico S.A. de C.V.	0.2	—	—
Consorcio Tricobre	5.3	—	—
Asarco	6.6	—	—

Other Larrea family companies:
Mexico Compania de Productos Automotrices, S.A. de C.V.	2.3	0.3	1.8
Mexico Transportes Aereos, S.A. de C.V.	3.0	1.9	2.9
Cadena Mexicana de Exhibicion S.A. de C.V.	0.2	0.3	—

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	2.8	5.4	4.0
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.3	0.8
Sempertrans France Belting Technology	0.4	0.6	0.7
PIGOBA, S.A. de C.V.	0.6	0.1	0.5
Breaker, S.A. de C.V.	1.5	0.9	2.2
Total purchased	$66.5	$44.7	$59.7

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico for these services.  The Company expects to continue to pay for these services in the future.

In addition, during 2010 the Company made donations of $0.8 million to Fundacion Grupo Mexico, an organization dedicated to promoting social and economic development of the communities close to the Company’s Mexican operations.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates and for drilling services provided by Perforadora Mexico S.A. de C.V.; the three companies are subsidiaries of Grupo Mexico.  Also in 2010, the Company purchased copper rod from Asarco, another subsidiary of Grupo Mexico.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre, a Peruvian company in which Servicios de Ingenieria Consultec, S.A. de C. V., an indirect subsidiary of Grupo Mexico, has 42.7% participation.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by Mexico Compania de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  One of the loans, originally for $2.3 million, was repaid in August 2010.  The remaining loan requires semi-annual repayments.  Conditions and balance as of December 31, 2010 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at December 31, 2010 (in millions)	$3.9

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

The Company purchased publicity services from Cadena Mexicana de Exhibicion S.A. de C.V. a subsidiary of Grupo Cinemex, a company controlled by the Larrea family.

The Company purchased industrial materials from Higher Technology S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.  Also the Company paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., a company in which Mr. Carlos Gonzalez has a proprietary interest.  Mr. Carlos Gonzalez is the son of SCC’s Chief Executive Officer.

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

Sales activity:

In the second quarter of 2010 the Company recovered from Asarco, a subsidiary of Grupo Mexico, $7.7 million related to a previously written-off net accounts receivable position.  This recovery was recorded in the consolidated statement of earnings as follows: $5.0 million in cost of sales, $1.6 million in other income and $1.1 million as interest income.  Also, during 2010 the Company sold copper anodes, sulfuric acid, silver and gold to Asarco.

In addition, in 2010, the Company received fees from building rental and maintenance services provided to Mexico Constructora Industrial S.A. de C.V., a subsidiary of Mexico Proyectos y Desarrollos, S.A. de C.V. and to Perforadora Mexico S.A. de C.V., respectively, both subsidiaries of Grupo Mexico.

The following table summarizes the sales activity with related parties in 2010. There were no sales activities in 2009 and 2008 (in millions):

Asarco	$43.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.5
Perforadora Mexico S.A. de C.V.	0.2
Total	$44.2

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 21-SEGMENT AND RELATED INFORMATION:

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments.  Each of its segments report independently to the Chief Operating Officer and he focuses on operating income as a measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

The three segments identified are groups of mines, each of which constitute an operating segment, with similar economic characteristics, type of products, processes and support facilities, similar regulatory environments, similar employee bargaining contracts and similar currency risks.  In addition, each mine within the individual group earns revenues from similar type of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

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

2.               Mexican open-pit operations, which include La Caridad and Buenavista mine complexes and the smelting and refining plants and support facilities which service both mines.  The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

3.               Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine which produces coal and coke, and a zinc refinery.  This group is identified as the IMMSA unit.

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

The Company has determined that it is necessary to classify the Peruvian open-pit operations as a separate operating segment from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate.  The Company’s Chief Operating Officer must consider the operations in each country separately when analyzing results of the Company and making key decisions.  The open-pit mines in Peru must comply with stricter environmental rules and must continually deal with a political climate that has a very distinct vision of the mining industry as compared to Mexico.  In addition, the collective bargaining agreement contracts are negotiated differently in each of the countries.  These key differences result in the Company taking varying decisions with regards to open-pit operations in the two countries.

The IMMSA segment includes five mines whose minerals are processed in the same refinery.  This segment also includes an underground coal mine.  Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit.  While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open-pit mines, the nature of the products and processes of two Mexican operations vary distinctly.  These differences cause the Company’s Chief Operating Officer to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

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

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2010
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,618.7	$366.7	$3,125.9	$38.2	$5,149.5
Intersegment sales	29.8	146.0	—	(175.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	710.1	307.4	1,218.2	(136.3)	2,099.4
Selling, general and administrative	31.3	13.4	40.3	3.3	88.3
Depreciation, amortization and depletion	163.7	22.7	134.0	2.9	323.3
Exploration	5.2	15.5	13.6	—	34.3
Operating income	$738.2	$153.7	$1,719.8	$(7.5)	2,604.2
Less:
Interest, net					(152.7)
Other income (expense)					(20.7)
Income taxes					(868.1)
Net income					1,562.7
Income attributable to the non-controlling interest					(8.7)
Income attributable to SCC					$1,554.0

Capital expenditures	$109.8	$29.8	$260.3	$8.8	$408.7
Property, net	$1,583.5	$296.3	$2,164.7	$50.5	$4,095.0
Total assets	$2,510.4	$747.7	$3,430.9	$1,439.0	$8,128.0

	Year Ended December 31, 2009
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,037.0	$420.2	$2,223.5	$53.6	$3,734.3
Intersegment sales	39.7	140.0	—	(179.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	545.6	378.7	1,026.7	(127.3)	1,823.7
Selling, general and administrative	28.4	12.3	37.4	0.2	78.3
Depreciation, amortization and depletion	169.6	24.4	127.5	1.1	322.6
Exploration	2.1	7.9	14.6	—	24.6
Operating income	$331.0	$136.9	$1,017.3	$(0.1)	1,485.1
Less:
Interest, net					(90.9)
Gain on derivative instruments					4.2
Other income (expense)					6.1
Income taxes					(469.9)
Net income					934.6
Income attributable to the non-controlling interest					(5.2)
Income attributable to SCC					$929.4

Capital expenditures	$79.4	$27.8	$284.4	$23.2	$414.8
Property, net	$1,615.8	$278.4	$2,026.3	$49.1	$3,969.6
Total assets	$2,346.5	$664.6	$2,896.9	$150.2	$6,058.2

	Year Ended December 31, 2008
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,477.5	$430.1	$2,803.2	$140.0	$4,850.8
Intersegment sales	106.1	95.0	—	(201.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	728.2	448.0	1,100.4	(94.4)	2,182.2
Selling, general and administrative	37.9	21.5	38.9	4.1	102.4
Depreciation, amortization and depletion	178.2	32.4	113.3	3.4	327.3
Exploration	5.2	11.4	20.4	—	37.0
Operating income	$634.1	$11.8	$1,530.2	$25.8	2,201.9

Less:
Interest, net					(50.7)
Loss on derivative instruments					(74.6)
Other income (expense)					17.2
Income taxes					(679.3)
Net income					1,414.5
Income attributable to the non-controlling interest					(7.9)
Income attributable to SCC					$1,406.6

Capital expenditures	$145.0	$44.2	$302.4	$32.8	$524.4
Property, net	$1,644.5	$271.1	$1,845.7	$49.2	$3,810.5
Total assets	$2,704.1	$612.8	$2,105.4	$342.0	$5,764.3

Sales value per segment:

	Year Ended December 31, 2010
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$1,088.7	$68.9	$2,649.7	$(61.5)	$3,745.8
Molybdenum	361.3	—	322.1	—	683.4
Silver	142.5	140.4	86.6	(61.8)	307.7
Zinc	—	211.7	—	0.8	212.5
Other	56.1	92.0	67.4	(15.4)	200.1
Total	$1,648.6	$513.0	$3,125.8	$(137.9)	$5,149.5

	Year Ended December 31, 2009
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated

Copper	$698.0	$78.1	$1,888.7	$(25.9)	$2,638.9
Molybdenum	234.5	—	202.2	—	436.7
Silver	96.6	194.7	59.6	(75.5)	275.4
Zinc	—	175.5	—	1.1	176.6
Other	47.6	111.9	73.0	(25.8)	206.7
Total	$1,076.7	$560.2	$2,223.5	$(126.1)	$3,734.3

	Year Ended December 31, 2008
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated

Copper	$1,066.7	$79.7	$2,220.6	$(12.1)	$3,354.9
Molybdenum	347.6	—	450.6	—	798.2
Silver	64.0	120.9	53.3	(30.7)	207.5
Zinc	—	194.6	—	1.7	196.3
Other	105.3	129.9	78.7	(20.0)	293.9
Total	$1,583.6	$525.1	$2,803.2	$(61.1)	$4,850.8

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Years Ended December 31,
(in millions)	2010	2009	2008
United States	$1,281.4	$1,025.4	$1,288.6
Europe	1,066.6	887.0	1,108.0
Mexico	872.4	858.2	1,088.2
Peru	315.8	112.6	129.8
Latin America, excluding Mexico and Peru	1,116.9	536.8	861.2
Asia	538.5	314.3	238.0
Derivative instruments	(42.1)	—	137.0
Total	$5,149.5	$3,734.3	$4,850.8

PROVISIONAL SALES PRICE:

At December 31, 2010, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2010:

Pounds of copper	Priced at	Month of settlement
(millions)
13.8	4.38	January 2011

Pounds of molybdenum	Market price	Month of settlement
(millions)
3.8	16.40	January 2011
2.5	16.40	February 2011
2.6	16.40	March 2011
0.2	16.40	April 2011
9.1	16.40	Total

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	As of December 31,
	2010	2009
Copper	$4.8	$4.1
Molybdenum	7.3	(16.2)
Total	$12.1	$(12.1)

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

Under the terms of a sales contract with Molibdenos y Metales, S.A., SPCC Peru Branch is required to supply 20,500 tons of molybdenum concentrates from 2011 through 2013.  This contract may be extended for one more calendar year during each December to maintain a three year period unless either party decides to terminate the agreement.  The sale price of the molybdenum concentrates is based on the monthly average of the high and low Metals Week Dealer Oxide quotation.  The roasting charge deduction is agreed based on international market terms.

Under the terms of a sales contract with Molimex, S.A. de C.V., Minera Mexico is required to supply at least the 85% of its molybdenum concentrates production from 2010 through 2011.  This contract may be extended for one or more calendar year during each December unless either party decides to end the agreement.  The sale price of the molybdenum concentrate is based on the monthly average of the high and low Metals Week Dealer Oxide quotation.  The roasting charge deduction is negotiated based on international market terms.

NOTE 22-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2010
	1st	2nd	3rd	4th	Year
Net sales	$1,219.4	$1,173.2	$1,257.9	$1,499.0	$5,149.5
Gross profit	$720.2	$650.9	$715.4	$963.6	$3,050.1
Operating income	$608.8	$540.4	$602.9	$852.1	$2,604.2
Net income	$385.2	$315.3	$367.2	$495.0	$1,562.7
Net income attributable to SCC	$383.2	$313.4	$365.2	$492.2	$1,554.0
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.45	$0.37	$0.43	$0.58	$1.83
Dividend per share	$0.43	$0.45	$0.37	$0.43	$1.68

	2009
	1st	2nd	3rd	4th	Year
Net sales	$622.0	$824.5	$1,151.8	$1,136.0	$3,734.3
Gross profit	$246.5	$405.0	$621.9	$637.2	$1,910.6
Operating income	$144.1	$303.2	$508.7	$529.1	$1,485.1
Net income	$79.2	$176.0	$314.2	$365.1	$934.5
Net income attributable to SCC	$78.7	$175.0	$312.4	$363.3	$929.4
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.09	$0.21	$0.37	$0.43	$1.09
Dividend per share	$0.12	$0.04	$0.10	$0.18	$0.44

NOTE 23—SUBSEQUENT EVENTS

DIVIDENDS:

On January 27, 2011, the Board of Directors authorized a dividend of 58 cents per share to be paid on March 1, 2011, to shareholders of record as of February 15, 2011.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 28, 2011, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 9th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

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

Website:  www.southerncoppercorp.com

Email address:  southerncopper@southernperu.com.pe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for the years then ended.  Our audit also included the 2010 and 2009 financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such 2010 and 2009 consolidated financial statements present fairly, in all material respects, the financial position of Southern Copper Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2010 and 2009 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern Copper Corporation:

In our opinion, the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of Southern Copper Corporation and its subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers S.C.

Mexico D.F.

March 2, 2009 (except for reclassification in connection with adoption of Accounting Standards Codification 810 Consolidation, which is dated February 26, 2010).

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2010, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.               recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.               accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2010 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2010, has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C., an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 25, 2011

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10,11,12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company, their ages as of January 31, 2011 and their positions.

Name	Age	Position
German Larrea Mota Velasco	57	Chairman of the Board and Director
Oscar Gonzalez Rocha	72	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	64	Chief Operating Officer and Director of SCC, President and Chief Executive Officer of Southern Copper Minera Mexico
Genaro Guerrero Diaz Mercado	51	Vice President, Finance and Chief Financial Officer
Jose N. Chirinos Fano	69	Comptroller
Jose de los Heros Ugarte	50	Vice President, Commercial
Vidal Muhech Dip	70	Vice President, Projects
Remigio Martinez Muller	67	Vice President, Explorations

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999, Chief Executive Officer from December 1999 to October 2004 and as a member of the Board of Directors since November 1999.  He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994.  Mr. Larrea has been Chairman of the Board of Directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997.  Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the Board of Directors since 1981.  He is also Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (holding), Compania Perforadora Mexico, S.A. de C.V., (drilling company), Mexico Compania Constructora, S.A. de C.V. (construction company) and Fondo Inmobiliario (real estate company), since 1992.  He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the company was sold.  He is also a director of Banco Nacional de Mexico, S.A. (Citigroup), which forms part of Grupo Financiero Banamex, S.A. de C.V., Consejo Mexicano de Hombres de Negocios, and Grupo Televisa, S.A.B.

Oscar Gonzalez Rocha has served as our President since December 1999 and our Chief Executive Officer since October 21, 2004.  He has been our Director since November 1999.  Previously, he was our President and General Director and Chief Operating Officer from December 1999 to October 20, 2004.  He has been a Director of Grupo Mexico since 2002.  He has been a director and the Chief Executive Officer of Asarco since August 2010.  Previously he was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Buenavista del Cobre S.A. de C.V. (formerly named Mexicana de Cananea S.A. de C.V.) from 1990 to 1999.  He was an Alternate Director of Grupo Mexico from 1988 to April 2002.

Xavier Garcia de Quevedo Topete has served as President of Minera Mexico since September 2001 and President and Chief Executive Officer of Southern Copper Minera Mexico and our Chief Operating Officer since April 12, 2005.  He also served as a member of our Board of Directors since November 1999.  He has been the President and Chief Executive Officer of AMC since September 7, 2007.  Mr. Garcia de Quevedo initiated his professional career in 1969 with Grupo Mexico.  He was President of Grupo Ferroviario Mexicano S.A. de C.V., and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and General Director of Exploration and Development of Grupo Mexico from 1994 to 1997.  He has been a director of Grupo Mexico since April 2002.  He was also Vice President of Grupo Condumex for eight years.  Mr. Garcia de Quevedo was the Chairman of the Mining Chamber of Mexico from November, 2006 to August, 2009.

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

Jose N. Chirinos Fano has served as our Comptroller since April 2005 and as our Treasurer from April 2004 to April 2005.  Mr. Chirinos also served as our interim Chief Financial Officer from June to December 2007.  He has been General Director of Comptroller and Finance since December 1999.  From January 1994 until April 2005 he was our Assistant Comptroller.  Since January 2004, Mr. Chirinos has been Vice President of Finance and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.  He has held various positions in Accounting, Administration and Finance during his 44 years at our Company.

Jose de los Heros Ugarte has served as Vice President, Commercial since November 21, 2008.  Mr. de los Heros has held several positions with the Company since 1983 including the position of Commercial Director of SPCC Peru Branch from 1999 to 2008.  Mr. de los Heros directs the Company’s commercial operations worldwide from the offices in Peru, Mexico and the United States.

Vidal Muhech Dip has served as our Vice President, Projects since April 25, 2002.  He has been Corporate Director of Engineering and Construction of Grupo Mexico since April 1995.  Previously, he was Director of Engineering and Construction of Industrial Minera Mexico S.A. de C.V. from 1985 to 1995.

Remigio Martinez Muller has served as our Vice President, Exploration since April 2002.  He has been Corporate Director of Exploration of Grupo Mexico since 2002.  From 1990 to 2001 he was Director of Exploration of Mexicana de Cobre, S.A. de C.V.  Mr. Martinez has held several other managerial positions within Grupo Mexico and its predecessor, Asarco Mexicana.

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 28, 2011, or will be provided by amendment to this Form 10-K, also to be filed no later than April 28, 2011.

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

ITEM 15.        EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

The following documents are filed as part of this report:

1.                               Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

2.   Exhibits:

3.1	(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005.
(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 2, 2006.
(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.

3.2	By-Laws (as last amended on January 27, 2011).

4.1	Indenture governing $200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.2	(a) Indenture governing $600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.
(b) Indenture governing $400,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York, and The Bank of New York (Luxembourg) S.A.

4.3	Form of 6.375% Note (included in Exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.6	Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued.

4.7

First Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued.

4.8

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2020 were issued.

4.9	Form of 5.375% Notes due 2020.

4.10	Form of 6.750% Notes due 2040.

10.1	Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding the SXEW facility (and English translation).

10.2	Form of Directors’ Stock Award Plan of the Company.

10.3	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004.

10.4

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V.

12.1	Computation of financial ratios.

14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended by the Board of Directors on October 21, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte Touche Tohmatsu Limited)

23.2	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers S.C.)

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

The exhibit listed as 10.2 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

3.  Schedule II

Valuation and Qualifying Accounts and Reserves(in millions):

	Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deduction	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2010	4.6	—	—	4.6	—
2009	4.8	—		0.2	4.6
2008	4.6	0.4		0.2	4.8

Notes issued under par:
2010	16.1		10.3	0.5	25.9
2009	16.4	—	—	0.3	16.1
2008	16.7	—	—	0.3	16.4

Deferred Tax Assets:
2010	30.5			0.5	30.0
2009	28.6	2.2	—	0.3	30.5
2008	34.1	—	—	5.5	28.6

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

/s/ German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ Genaro Guerrero	Vice President, Finance, Chief Financial Officer (principal
Genaro Guerrero	Financial Officer)

/s/ Jose N. Chirinos Fano	Comptroller (principal Accounting Officer)
Jose N. Chirinos Fano

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Oscar Gonzalez Rocha
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ Emilio Carrillo Gamboa	/s/ Genaro Larrea Mota-Velasco
Emilio Carrillo Gamboa	Genaro Larrea Mota-Velasco

/s/ Alfredo Casar Perez	/s/ Daniel Muñiz Quintanilla
Alfredo Casar Perez	Daniel Muñiz Quintanilla

/s/ Luis Castelazo Morales	/s/ L. Miguel Palomino Bonilla
Luis Castelazo Morales	L. Miguel Palomino Bonilla

/s/ Enrique Castillo Sanchez Mejorada	/s/ Gilberto Perezalonso Cifuentes
Enrique Castillo Sanchez Mejorada	Gilberto Perezalonso Cifuentes

/s/ Alberto De la Parra Zavala	/s/ Juan Rebolledo Gout
Alberto De la Parra Zavala	Juan Rebolledo Gout

/s/Xavier Garcia de Quevedo	/s/ Carlos Ruiz Sacristan
Xavier Garcia de Quevedo	Carlos Ruiz Sacristan

Date: February 25, 2011

Supplemental information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter of 2005 and incorporated herein by reference).

(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 2, 2006. (Filed as Exhibit 3.1 to Registration Statement on Form S-4, File No. 333-135170, filed on June 20, 2006 and incorporated herein by reference).

(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter of 2008 and incorporated herein by reference).

3.2	By-Laws, as last amended on January 27, 2011. (Filed as Exhibit 3.2 to Current Report on Form 8-K filed on January 31, 2011).

4.1

Indenture governing $200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated by reference).

4.2	(a)

Indenture governing $600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).

(b)

Indenture governing $400,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York, and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).

4.3	Form of 6.375% Note (included in exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b))

4.6

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5,375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.7

First Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K files on April 19, 2010 and incorporated herein by reference).

4.8

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2020 were issued. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.9	Form of 5.375% Notes due 2020. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 6.750% Notes due 2040. (Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.1

Tax Stability Agreement, dated August 8, 1994, between the Government of Peru and the Company regarding the SXEW facility (and English translation) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended by Amendments No. 1 and 2 thereto, File No. 33-97790).

10.2	Form of Directors’ Stock Award Plan of the Company. (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

10.3

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004. (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.4

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

12.1	Computation of financial ratios (filed herewith).

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 21, 2004. (Filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed October 22, 2004 and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu Limited) (filed herewith).

23.2	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers S.C.) (filed herewith).

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).