Form 10-Q
period 2011-03-31
SOUTHERN COPPER CORP/
filed 2011-05-06
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

or

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

As of April 30, 2011 there were outstanding 850,000,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three months ended March 31, 2011 and 2010	3

	Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2011 and 2010	4

	Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010	5

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-47

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	48-51

Item 4.	Controls and procedures	52

	Report of Independent Registered Public Accounting Firm	53

Part II. Other Information:

Item 1.	Legal Proceedings	54

Item 1A.	Risk factors	54-55

Item 6.	Exhibits	56-58

	Signatures	59

	List of Exhibits	60-62

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements for the quarter ended March 31, 2011 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended
	March 31,
	2011	2010
	(in thousands, except per share amounts)
Net sales	$1,602,019	$1,219,405

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	736,860	510,983
Selling, general and administrative	24,572	21,718
Depreciation, amortization and depletion	70,644	69,468
Exploration	7,218	8,465
Total operating costs and expenses	839,294	610,634

Operating income	762,725	608,771

Interest expense	(47,564)	(23,788)
Capitalized interest	936	—
Loss on debt prepayment	(1,360)	—
Other income (expense)	780	1,433
Interest income	2,711	2,052
Income before income taxes	718,228	588,468

Income taxes	238,081	203,241

Net income	480,147	385,227

Less: Net income attributable to the non-controlling interest	1,771	1,983

Net income attributable to SCC	$478,376	$383,244

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.56	$0.45
Dividends paid to SCC common shareholders	$0.58	$0.43
Weighted average shares outstanding - basic and diluted	850,000	850,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2011	2010
	(in thousands)
Net income	$480,147	$385,227

Other comprehensive income (loss) net of tax:
Derivative instruments classified as cash flow hedge:
Unrealized gain for the period	43,779	—
Less:
Reclassification adjustment for losses included in net income	21,948	—
Unrealized loss on derivative instruments classified as cash flow hedges	65,727	—

Comprehensive income	$545,874	$385,227

Comprehensive income attributable to the non-controlling interest	$1,949	$1,983
Comprehensive income attributable to SCC	$543,925	$383,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2011	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,973,297	$2,192,677
Short-term investments	220,710	76,209
Accounts receivable trade	597,403	671,745
Accounts receivable other (including affiliates 2011 - $4,606 and 2010 - $32,700)	76,252	76,284
Inventories	628,990	540,988
Deferred income tax	77,067	63,935
Other current assets	95,125	117,170
Total current assets	3,668,844	3,739,008

Property, net	4,095,098	4,094,993
Long-term leach stockpiles	43,327	29,668
Intangible assets, net	111,835	112,352
Deferred income tax	78,755	43,900
Other assets	126,769	108,098
Total assets	$8,124,628	$8,128,019

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	591,076	558,661
Accrued income taxes	204,760	266,241
Due to affiliated companies	4,893	4,665
Accrued workers’ participation	166,948	222,432
Accrued interest	62,554	60,062
Other accrued liabilities	24,678	16,957
Total current liabilities	1,064,909	1,139,018

Long-term debt	2,745,293	2,750,401
Deferred income taxes	139,416	113,232
Non-current taxes payable	77,830	77,830
Other liabilities and reserves	75,598	78,070
Asset retirement obligation	59,921	59,059
Total non-current liabilities	3,098,058	3,078,592

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,043,351	1,034,764
Retained earnings	3,581,354	3,595,983
Accumulated other comprehensive loss	(60,696)	(126,423)
Treasury stock	(630,644)	(622,722)
Total SCC stockholders’ equity	3,942,211	3,890,448
Non-controlling interest	19,450	19,961
Total equity	3,961,661	3,910,409

Total liabilities and equity	$8,124,628	$8,128,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES

Net income	$480,147	$385,227
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	70,644	69,468
Remeasurement loss (income)	8,179	8,364
Provision (benefit) for deferred income taxes	(37,743)	5,853
Gain on sale of property	(718)	(1,603)
Gain on sale of short-term investment	(275)	(519)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	74,374	(57,353)
Inventories	(88,002)	(10,876)
Accounts payable and accrued liabilities	(24,254)	(106,606)
Other operating assets and liabilities	32,720	15,284
Net cash provided from operating activities	515,072	307,239

INVESTING ACTIVITIES
Capital expenditures	(72,989)	(75,363)
(Purchase of) proceeds from short-term investments, net	(144,629)	3,387
Payments to development stage properties accounted for as equity method investments	(11,318)	—
Sale of property	723	4,809
Net cash used for investing activities	(228,213)	(67,167)

FINANCING ACTIVITIES
Debt repaid	(5,250)	—
Loss on debt prepayment	(1,360)	—
Dividends paid to common stockholders	(493,004)	(365,498)
Distributions to non-controlling interest	(2,193)	(1,149)
Other	142	75
Net cash used for financing activities	(501,665)	(366,572)

Effect of exchange rate changes on cash and cash equivalents	(4,574)	6,158
Decrease in cash and cash equivalents	(219,380)	(120,342)
Cash and cash equivalents, at beginning of period	2,192,677	772,306
Cash and cash equivalents, at end of period	$1,973,297	$651,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2011 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2010 and notes included in the Company’s 2010 annual report on Form 10-K.

NOTE 2 — AMC’s BUSINESS COMBINATION PROPOSAL:

On July 22, 2010, the Company received a non-binding proposal from its parent company, Americas Mining Corporation (“AMC”), offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of ASARCO LLC (“Asarco”), in which all stockholders of Southern Copper would receive 1.237 common shares of AMC in exchange for each share of SCC.  Under the proposal presented by AMC, the stock of AMC would be registered and listed on the New York, Mexico and the Lima Stock Exchanges.  Once the listing and registration of the AMC shares are completed, SCC’s shares would be delisted from the exchanges.

In August 2010, the Company formed a special committee of independent directors to evaluate AMC’s proposal.  The special committee has engaged independent legal, financial and technical advisors to assist in the evaluation.  There is no specific deadline to complete this evaluation.

NOTE 3 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	March 31,	December 31,
	2011	2010
Trading securities	$211.7	$66.9
Weighted average interest rate	1.00%	1.14%

Available for sale	9.0	9.3
Weighted average interest rate	1.06%	1.01%
Total	$220.7	$76.2

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of March 31, 2011, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2011 and December 31,

2010, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	First quarter ended March 31,
	2011		2010
Trading:
Interest earned	$0.9		$—

Available for sale:
Interest earned	(*	)	(*	)
Investment redeemed	$0.4		$3.3

(*) Less than $0.1 million.

NOTE 4 - INVENTORIES:

Inventories were as follows:

(in millions)	March 31, 2011	December 31, 2010

Inventory, current:
Metals at lower of average cost or market:
Finished goods	$103.3	$67.9
Work-in-process	280.1	227.6
Supplies at average cost	245.6	245.5
Total current inventory	$629.0	$541.0

Inventory, long-term
Long-term leach stockpiles	$43.3	$29.7

LONG-TERM INVENTORY:

In prior years the Company capitalized the production cost of materials with low copper content, or leachable material, at the Buenavista mine in Mexico.  In the first quarter of 2011, the Company extended this practice of recognizing inventories for costs associated with leaching activities at the La Caridad mine in Mexico and the Toquepala and Cuajone mines in Peru in order to conform to evolving mine production plans at these mines.  As a result of changing market conditions and mining processes, mineral extraction through leaching has become integral to the mining operations carried out at La Caridad, Toquepala and Cuajone.  Accordingly, the process and sale of mineral content in leaching dumps is reasonably assured and the costs associated with leaching activities at such mines are now recognized as inventories.  As the production cycle of the leaching process is significantly longer than standard mine production, the Company includes on its balance sheet, current leach inventory (included in work in process inventories) and long-term leach inventory.  The cost attributed to the leach material is charged to cost of sales generally over a five-year period (the average estimated recovery period based on the recovery percentages of each mine).

The Company has recognized long-term inventory of leachable material of $25.2 million in the first quarter 2011, which is recorded in “Long-term leach stockpiles” on the condensed consolidated balance sheet.  Also the current portion of the leachable material at March 31, 2011 and at December 31, 2010 has been reclassified to inventory (current assets) on the condensed consolidated balance sheet.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2011 and 2010 were as follows ($ in millions):

	2011	2010
Income tax provision	$238.1	$203.2
Effective income tax rate	33.1%	34.5%

These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 33.1% for the first quarter of 2011 as compared to 34.5% in the first quarter 2010. The decrease in the effective tax rate for the first quarter of 2011 is due to an increase in earnings from our Mexican operations that are taxed at 30% as compared to the Peruvian earnings that are taxed at 35%.

As of March 27, 2009, Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”), through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009 SCC’s operating results are included in the AMC consolidated U.S federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes, as if it were a separate filer.

Accounting for Uncertainty in Income Taxes:

The Company files tax returns in Peru, the United States and in Mexico.  These tax returns are examined by the tax authorities of those countries.

It is reasonably possible that during the next 12 months there could be a decrease of approximately $30 to $50 million in the Company’s unrecognized tax benefits (UTB’s) due to expected activity from tax examinations and audits by the tax authorities.

NOTE 6 — PROVISIONALLY PRICED SALES:

At March 31, 2011, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2011 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange, or LME, or New York Commodities Exchange, or COMEX, copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2011:

Copper (million lbs.)	Priced at	Month of Settlement
50.0	$4.28	April 2011
33.4	4.28	May 2011
0.5	4.28	June 2011
83.9	$4.28

Molybdenum (million lbs.)	Priced at	Month of Settlement
2.9	$16.65	April 2011
2.9	16.65	May 2011
2.3	16.65	June 2011
8.1	$16.65

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 7 — DERIVATIVE INSTRUMENTS:

As part of its risk management policy, the Company occasionally uses derivative instruments to (i) safeguard the corporate assets, (ii) insure the value of its future revenue stream, and (iii) lessen the impact of unforeseen market swings of its sales revenues.  To comply with these objectives the Company, from time to time, enters into commodities prices derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper swaps:

In the last quarter of 2010 the Company entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect the sales value of a portion of its 2011 and first quarter 2012 copper sales as shown below.  These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the condensed consolidated statement of earnings and included in operating activities on the condensed consolidated statement of cash flows.

The hedge instruments are based on LME copper prices.  The Company performed statistical analysis on the difference between the average monthly copper price on the LME and the COMEX exchanges and determined that the correlation coefficient is greater than 0.999.  Based on this analysis the Company considers that the LME underlying price matches its sales priced at COMEX prices.  These cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.  The Company performs periodic quantitative assessments to confirm that the relationship was highly effective and that the ineffectiveness was de minimus.

The following table summarizes the copper derivative activity related to copper sales transactions realized in the first quarter 2011 (the Company held no copper derivatives for the first quarter of 2010):

2011
Zero cost collar contracts:
Pounds (in millions)	105.8
Average LME cap price	$4.84
Average LME floor price	$3.02

Swap contracts:
Pounds (in millions)	119.6
Weighted average COMEX price	$4.08

Realized loss on copper derivatives (gross)(in millions)	$(35.8)

As of March 31, 2011 the Company held copper derivative contracts to protect a portion of its copper sales for the remaining nine months of 2011 and the first quarter 2012, as follows:

	2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	317.5	46.3
Average LME cap price	$4.84	$5.18
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30%	13%
Unrealized loss recognized in other comprehensive income (net of income taxes of $10.4 million and $0.3 million, respectively) (in millions)	$18.6	$0.4

Swap contracts:
Pounds (in millions)	337.3	—
Weighted average COMEX price	$4.08	—
Estimated % of copper sales covered	32%
Unrealized loss recognized in other comprehensive income net of income taxes of $22.9 million (in millions)	$40.8	—

Transactions under these metal price protection programs are accounted for as cash flow hedges under ASC 815-15 “Derivatives and Hedging-embedded derivatives” (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) as they meet the requirements for this treatment and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in other comprehensive income until settlement, at which time the gain or loss, if realized, is reclassified to net sales in the condensed consolidated statements of earnings.

NOTE 8 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans have been approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, commencing in January 2010 the Company is required to provide annual installments of $2.6 million over a 34 year period to guarantee the availability of funds to meet this obligation.  Therefore, as of January 2011 the Company has made installments on the guarantee of $5.2 million, in the form of a lien on its Lima office building.  The accepted value of the Lima office building, for this purpose, is $17 million.

The closure cost recognized for this liability includes the cost as outlined in its closure plans, which includes the physical, geochemical and hydrological stabilization of the mine pits and dumps as well as the tailings facility, the dismantling and demolition of the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three operating areas.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Balance as of January 1	$59.1	$48.9
Changes in estimates	—	—
Additions	—	—
Accretion expense	0.8	0.8
Balance as of March 31,	$59.9	$49.7

NOTE 9 — RELATED PARTY TRANSACTIONS:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	March 31, 2011	December 31, 2010
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$32.7
Asarco LLC.	3.8	—
	$4.6	$32.7
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$2.6	$2.3
Ferrocarril Mexicano S.A. de C.V.	1.4	0.1
Mexico Transportes Aereos S.A de C.V.	0.4	0.4
Mexico Proyectos y Desarrollos S.A de C.V. and affiliates	—	0.9
Consorcio Tricobre	—	0.5
Higher Technology S.A.C.	—	0.1
Breaker S.A. de C.V	0.1	0.3
Pigoba S.A. de C.V	—	0.1
Sempertrans France Belting Tech	0.2	—
Other	0.2	—
	$4.9	$4.7

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

Purchase Activity:

The following table summarizes the purchase activity with related parties in the three months ended March 31, 2011 and 2010 (in millions):

	As of March 31,
	2011	2010
Grupo Mexico and affiliates:
Grupo Mexico Servicios S.A de C.V	$3.5	$3.5
Asarco LLC.	7.7	—
Ferrocarril Mexicano S.A de C.V.	0.5	1.1
Mexico Constructora Industrial S.A. de C.V.	7.1	5.9
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	0.1	—

Other Larrea family companies:
Mexico Compañia de Productos Automotrices S.A. de C.V.	0.2	0.1
Mexico Transportes Aereos S.A. de C.V.	0.7	0.5

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	0.3	0.8
Servicios y Fabricaciones Mecanicas S.A.C.	0.1	0.1
Sempertrans France Belting Technology	0.2	0.3
PIGOBA S.A. de C.V.	0.1	0.1
Breaker S.A. de C.V.	1.1	0.2
Total purchased	$21.6	$12.6

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

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Constructora Industrial and its affiliates and for drilling services provided by Perforadora Mexico S.A.P.I. de C.V., both these companies are subsidiaries of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services, construction, aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space, sale of vehicles and air transportation and construction services.  In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by México Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family.

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico. Conditions and balance as of March 31, 2011 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at March 31, 2011 (in millions)	$3.2

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

Sales Activity:

In the first quarter of 2011, the Company sold copper cathodes and rod to Asarco.

The following table summarizes the sales activity with related parties in the first quarter of 2011 (in millions):

Asarco LLC.	$17.9
Total	$17.9

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 10 — FINANCING:

In February 2011, the Company repurchased $5.2 million of the Series B Yankee bonds at a premium of $1.4 million which is included in the condensed consolidated statement of earnings on the line “loss on debt prepayment”.

NOTE 11 — BENEFIT PLANS:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	2011		2010
Interest cost	$0.1		$0.2
Expected return on plan assets	(0.2)		(0.2)
Amortization of net loss (gain)	(*	)	(*	)
Net periodic benefit costs	$ (*	)	$ (*	)

(*) amount is lower than $0.1 million

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the three months ended March 31, 2011 and 2010 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	2011		2010

Interest cost	$0.2		$0.4
Service cost	0.3		0.5
Expected return on plan assets	(0.8)		(0.7)
Amortization of transition assets, net	(*	)	(*	)
Amortization of net actuarial loss	(0.4)		(0.2)
Amortization of prior services cost	(*	)	(*	)
Net periodic benefit cost	$(0.8)		$ (*	)

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic benefit cost for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	2011		2010

Interest cost	$0.9		$1.1
Service cost	(*	)	0.1
Amortization of net loss (gain)	(*	)	(*	)
Amortization of transition obligation	0.4		0.3
Net periodic benefit cost	$1.3		$1.5

(*) amount is lower than $0.1 million

NOTE 12 — COMMITMENTS AND CONTINGENCIES:

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

Environmental capital expenditures in the three months ended March 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Peruvian operations	$0.1	$1.1
Mexican operations	2.5	3.9
	$2.6	$5.0

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

Peruvian law requires that companies in the mining industry provide for future closure and remediation.  In accordance with the requirements of this law the Company’s closure plans were approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 8, “Asset retirement obligation,” for further discussion of this matter.

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

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company has initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $9.7 million through March 31, 2011.  The Company expects to remediate the site and promote an urban development to generate a net gain in the disposal of the property.

Although the Company believes that all of its facilities are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that the above mentioned or future laws and regulations would not have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects. However, the Company’s management does not believe that continued compliance with the federal environmental law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will result in material capital expenditures.

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

In 1995, the labor shares were exchanged for common stock of the Company and approximately 80.8% of the issued labor shares were exchanged.  After that, from time to time the Company has purchased labor shares on the open market.  The remaining net 0.71% is included in the condensed consolidated balance sheet under the caption “Non-controlling interest.”

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

2)              The May 10, 2006 Cornejo Flores and others vs. SCC’s Peruvian Branch litigation, seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases made by the Branch in 1980 “for the amount of the workers’ participation of S/.17,246,009,907.20, equivalent to 172,460,099.72 labor shares,” and dividends.  On May 23, 2006, the Branch answered this new complaint denying the validity of the claim.  As of March 31, 2011, the case remained open with no new developments.

3)              The June 27, 2008 Alejandro Zapata Mamani and others vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this new complaint, denying the validity of the claim.  As of March 31, 2011, the case remained open with no new developments.

4)              The January 2009 Arenas Rodriguez and others —represented by Mr. Cornejo Flores- vs. SCC’s Peruvian Branch litigation seeks the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends.  The Branch answered this complaint, denying the validity of the claim.  In August 2010, the Civil Court dismissed the case due to procedural defects.  The plaintiffs appealed the Civil Court’s resolution before the Superior Court.  As of March 31, 2011, resolution of this appeal was pending.

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

Exploraciones de Concesiones Metalicas S.A.C.:

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”).  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  As of March 31, 2011, this case remained open with no new developments.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet).  As of March 31, 2011, the case remained open with no new developments.

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

On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction.  Plaintiffs can appeal the order to the Federal Circuit Court of Appeals. As of March 31, 2011, the case remained open with no new developments.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 62% of the Company’s Peruvian labor force was unionized at March 31, 2011, and was represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers. In September 2010, the Company reached a new three-year collective bargaining agreement with these three unions.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, this agreement provides for a productivity bonus program for the departments that reach certain goals.  Also, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for these smaller unions are in force through November 2012.

During the first quarter of 2011 and 2010 there were no strikes.

Mexican operations

Approximately 73% of the Mexican labor force was unionized at March 31, 2011 and was represented by two separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In the last years the Buenavista mine experienced several labor stoppages.  The latest labor stoppage started in July 2007 and finished in June 2010.  In 2008, the Board of Directors offered all Buenavista employees a severance payment in accordance with the collective bargaining agreement and applicable law.  At March 31, 2011 the Company maintains a provision of $3.4 million of pending payments to a group of approximately 829 workers who have rejected acceptance of the severance termination payment.  The Company began the rehabilitation and reconstruction of the Buenavista mine during the second half of 2010 which is now operating at full capacity.  The Company expects to complete its optimization processes and increase the concentrator´s recovery to full copper production in the second quarter of 2011.  Through March 31, 2011, the Company has spent $112.6 million on repairs, of this $54.4 million were capitalized and $58.2 million were charged to operating cost. In the first quarter of 2011, the Company charged $22.3 million to operating cost.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009, a federal tribunal confirmed the legality of the San Martin strike.  In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union has presented an appeal of the labor court ruling before federal tribunals.  As of March 31, 2011 the resolution of this appeal was pending.

Other legal matters:

Class actions:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”).  On January 31, 2005, the three actions - Lemon Bay, LLP v. American Mining-Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N — were consolidated into one action, caption.  In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. Civil Action No. 961-N; the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company and its common stockholders; the defendants in the consolidated action are AMC, German Larrea Mota-Velasco, Genaro Larrea Mota-Velasco, Oscar Gonzalez Rocha, Emilio Carrillo Gamboa, Jaime Fernando Collazo Gonzalez, Xavier Garcia de Quevedo Topete, Armando Ortega Gomez and Juan Rebolledo Gout (together, the “AMC Defendants”), Carlos Ruiz Sacristan, Harold S. Handelsman, Gilberto Perezalonso Cifuentes, and Luis Miguel Palomino Bonilla (together, the “Special Committee Defendants”).  The consolidated complaint alleges, among other things, that the Transaction was the result of breaches of fiduciary duties by the Company’s directors and was not entirely fair to the Company and its minority stockholders.  Fact discovery closed in early 2010 and expert discovery closed on June 18, 2010.  On June 30, 2010, the plaintiff moved for partial summary judgment.  On August 10, 2010, the AMC Defendants and the Special Committee Defendants filed separate cross-motions for summary judgment.  On December 21, 2010, the Court denied the plaintiff’s motion and the AMC Defendants’ cross-motion, but granted the Special Committee Defendants’ motion, dismissing the Special Committee Defendants from the action.  As of the date of this filing, the case is expected to go to trial in June 2011.

The complaint seeks, among other things, a preliminary and permanent injunction to enjoin the Transaction, the award of damages to the plaintiff and the class, and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The defendants believe that the lawsuit is without merit and are vigorously defending against the action.

Four purported class action derivative lawsuits have been filed in the Delaware Court of Chancery (Oklahoma Firefighters Pension & Retirement System et al. v. SCC et al., Gary Martin et al. v. SCC et al., Thomas Griffin et al. v. SCC et al., and Sheet Metal Workers Pension Plan of Northern California et al. v. SCC et al.) from August 2010 to October 2010 relating to the proposed combination of the Company with AMC, the parent company of Asarco.  The complaints name SCC, its current and certain former directors, AMC and Grupo Mexico as defendants.  Two of the actions also name Asarco as a defendant.  The actions purport to be brought on behalf of the Company’s common stockholders.  A previously reported complaint filed in the Superior Court of Arizona, City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan et al. v. SCC et al., has been voluntarily dismissed.

The complaints allege, among other things, that the proposed transaction would result in breaches of fiduciary duties by the defendants and is not entirely fair to the Company and its minority stockholders.  The complaints seek, among other things, a preliminary and permanent injunction to enjoin the transaction, the award of damages to the plaintiffs and the class, and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  On January 25, 2011, the Oklahoma Firefighters and Sheet Metal Workers plaintiffs filed an amended and joint motion to consolidate and have Firefighters’ counsel appointed lead counsel.  Plaintiffs also moved to stay the Martin and Griffin actions.  The Sheet Metal plaintiffs have withdrawn their prior motion to consolidate in connection with the new motion.  Oral argument on all plaintiffs’ motions and cross-motions to stay or consolidate and appoint lead counsel is scheduled for May 5, 2011.

The Firefighters’ plaintiffs also moved for leave to file an amended complaint to add or supplement factual allegations concerning the summary judgment ruling in the Lemon Bay action described above.  On April 1, 2011, the plaintiffs’ motion was granted.

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

Other commitments:

Royalty charge

The Company’s Peruvian operations are subject to a royalty charge to a 1% to 3% royalty based on sales and calculated on the value of the concentrates and SXEW copper produced at the Toquepala and Cuajone mines.  The Company made provisions for this charge in the first quarter of 2011 and 2010, as follows (in millions):

	2011	2010
Royalty charge	$14.7	$12.9

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

The Company has recently signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The Company expects to obtain savings in its future power costs.  The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  During 2011, the Company continued its negotiations with Enersur in order to obtain a final agreement for the Tia Maria project, see note 17 — Tia Maria project.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax positions (see Note 5, “Income taxes”).

NOTE 13 — SEGMENT AND RELATED INFORMATION:

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2011
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$669.8	$111.1	$821.1	$—	$1,602.0
Intersegment sales	—	31.4	—	(31.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	231.1	67.6	437.5	0.7	736.9
Selling, general and administrative	8.2	3.5	12.3	0.6	24.6
Depreciation, amortization and depletion	30.7	6.3	34.2	(0.6)	70.6
Exploration	0.6	3.8	2.8	—	7.2
Operating income	$399.2	$61.3	$334.3	$(32.1)	762.7
Less:
Interest, net					(43.8)
Loss on debt prepayment					(1.4)
Other income (expense)					0.8
Income taxes					(238.1)
Non-controlling interest					(1.8)
Net income attributable to SCC					$478.4

Capital expenditure	$44.8	$7.8	$18.9	$1.5	$73.0
Property, net	$1,600.3	$294.5	$2,149.5	$50.8	$4,095.1
Total assets	$2,725.9	$740.6	$2,932.4	$1,725.7	$8,124.6

	Three Months Ended March 31, 2010
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$378.4	$91.2	$721.8	$28.0	$1,219.4
Intersegment sales	21.2	51.7	—	(72.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	177.9	91.3	283.4	(41.6)	511.0
Selling, general and administrative	7.4	3.2	10.5	0.6	21.7
Depreciation, amortization and depletion	29.8	5.9	32.9	0.8	69.4
Exploration	1.2	3.6	3.7	—	8.5
Operating income	$183.3	$38.9	$391.3	$(4.7)	608.8
Less:
Interest, net					(21.8)
Other income (expense)					1.4
Income taxes					(203.2)
Non-controlling interest					(2.0)
Net income attributable to SCC					$383.2

Capital expenditure	$12.2	$5.9	$57.2	$0.1	$75.4
Property, net	$1,586.6	$275.2	$2,050.3	$61.5	$3,973.6
Total assets	$2,394.5	$696.6	$2,873.2	$36.3	$6,000.6

NOTE 14 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Southern Copper common shares
Balance as of January 1,	$461.0	$460.7
Purchase of shares		—
Used for corporate purposes	—	—
Balance as of March 31,	461.0	460.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	161.7	142.7
Other activity, including dividend, interest and currency translation effect	7.9	8.7
Balance as of March 31,	169.6	151.4

Treasury stock balance as of March 31,	$630.6	$612.1

Parent Company common share:

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

For the first quarter 2011 and 2010, the stock based compensation expense under the Employee Stock Purchase Plan was $0.5 million in both periods.  As of March 31, 2011, there was $8.0 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining three year and nine month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the three months ended March 31, 2011 and 2010:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2010	11,556,625	$1.16
Granted	—	—
Exercised	—
Forfeited	(89,869)	1.16
Outstanding shares at March 31, 2010	11,466,756	$1.16

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(2,800,805)	1.16
Forfeited	—
Outstanding shares at March 31, 2011	8,119,888	$1.16

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

For the first quarter 2011 the stock based compensation expense under the New Employee Stock Purchase Plan was $0.1 million.   At March 31, 2011, there was $4.2 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining seven year and nine month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the three months ended March 31, 2011:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2011	3,901,901	$2.05

Executive stock purchase plan

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

NOTE 15 — NON-CONTROLLING INTEREST

The following table presents the non-controlling interest activity for the three months ended March 31, 2011 and 2010:

	2011	2010
Balance as of January 1,	$20.0	$18.0
Net earnings	1.8	2.0
Dividend paid	(2.2)	(1.1)
Other	(0.1)	(0.1)
Balance as of March 31,	$19.5	$18.8

NOTE 16 — FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 (in millions):

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$2,781.2	$2,905.6	$2,786.4	$2,982.7

Fair value for long term debt is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 9%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2011 and December 31, 2010:

	Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$211.7	$211.7
- Available for sale debt securities:
Corporate bonds	0.5		$0.5
Asset backed obligations	0.2		0.2
Mortgage backed securities	8.3		7.1	$1.2

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	(6.4)	(6.4)
Molybdenum	(4.7)	(4.7)

Liabilities:
Other current liabilities:
Liability derivatives - Classified as cash flow hedges:
Swap	(63.7)		(63.7)
Zero cost collar	(29.7)	—	(29.7)
Total	$116.2	$200.6	$(85.6)	$1.2

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$66.9	$66.9
- Available for sale debt securities:
Corporate bonds	0.4		$0.4
Asset backed obligations	0.3		0.3
Mortgage backed securities	8.6		7.4	$1.2

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	4.8	4.8
Molybdenum	7.3	7.3

Liabilities:
Other current liabilities:
Liability derivatives - Classified as cash flow hedges:
Swap	(124.4)		(124.4)
Zero cost collar	(72.6)	—	(72.6)
Total	$(108.7)	$79.0	$(188.9)	$1.2

The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation.  Investments classified within Level 3 as of March 31, 2011 and December 31, 2010 include mortgage-backed securities.  These investments are valued by the fund’s management advisor taking into consideration different factors and methodologies considered appropriate in the circumstance.  Factors can include the following or a combination of the following, observed transactions, broker quotes, cash flow analysis, vendor prices and other factors as appropriate.

Derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates.  The Company generally classifies these instruments within Level 1 of the valuation hierarchy.  Such derivatives at March 31, 2011 and December 31, 2010, include copper swaps and zero cost collar.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the first quarter 2011 and 2010.

3 months ended March 31, 2011
Available for sale debt securities:
	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total
Balance as of January 1,			$1.2	$1.2
Unrealized gain (loss)			—	—
Purchases			—	—
Sales			—	—
Issuance			—	—
settlements			—	—
Transfers in/out of Level 3			—	—
Balance as of March 31,			$1.2	$1.2

	3 months ended March 31, 2010
	Available for sale debt securities:
	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total
Balance as of January 1,	$1.7		$1.4	$3.1
Unrealized gain (loss)	—			—
Purchases	—			—
Sales	(1.2)			(1.2)
Issuance	—			—
settlements	—			—
Transfers in/out of Level 3	0.1		(1.4)	(1.3)
Balance as of March 31,	$0.6		$—	$0.6

The unrealized gains (losses) were included in other income in the condensed consolidated statement of earnings for the quarter ended March 31, 2011 and 2010.

NOTE 17 — TIA MARIA PROJECT:

In light of recent protests and disruptions carried out by a small group of activists who allege, among other things, that the Tia Maria project will result in severe environmental contamination and the diversion of water resources that have been committed for agricultural use, the Peruvian government issued a resolution suspending the process of approval of the Tia Maria Environmental Impact Assessment (“EIA”).  The Company believes that the Peruvian government’s actions are without legal merit and that such actions may have been motivated to a large extent by political considerations, given the elections that are currently taking place in Peru, and that in no way it limits or modifies the Company rights to the property or the investments made up-to-date. In due time, the Company will readdress the status of the Tia Maria project with the government but will let a prudent time elapse because of the current political situation in Peru.  As soon as it is practical, the Company will provide to the mining authorities its answers to all the observations submitted by the concerned parties as part of the EIA approval process, as is required by the applicable regulations issued by MINEM with respect to the EIA process.  The Company is confident that with this technical information any and all concerns that the authorities might have will be duly addressed.  The SXEW leaching technologies and processes to be employed at the Tia Maria facility have been widely developed in Peru and other countries and have been demonstrated to comply with environmental regulations and not to pollute the air, the soil or the water.

The Tia Maria project comprises a total investment of approximately $1,000 million, of which $434.7 million has been invested through March 31, 2011 mainly in mine and leach equipment and the required studies.

The Company is confident that it will complete the Tia Maria project and will begin copper mining and production activities once the legal process is completed. However, the Company may incur in additional expenses depending on the nature and timing of final decisions taken by the Peruvian government on this matter. However, management is currently unable to estimate any loss, if any, as most of the equipment of Tia Maria may be used at other operations of the Company.

NOTE 18 — SUBSEQUENT EVENTS:

Dividends:

On April 13, 2011, the Board of Directors authorized a quarterly dividend of 56 cents per share payable on May 18, 2011, to SCC shareholders of record at the close of business on May 4, 2011.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”).  This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.  Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2010.

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

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have an active ongoing exploration program in Chile and we have started exploration activities in Argentina.  In addition to copper we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.  In first quarter 2011 approximately 76% of our revenues came from the sale of copper, 9% from molybdenum, 6% from silver and 9% from various other products, including zinc, gold and other materials.

We believe that our greatest strength lies in our copper ore reserves, which at December 31, 2010 totaled 59.7 million tons of contained copper, calculated at a copper price of $1.80 per pound.  In terms of copper reserves, we believe we hold the world’s largest reserve position.

One of our other key strengths is our cost competitiveness and efficiency which is evidenced by our first quarter 2011 operating cash cost of 24.3 cents per pound; one of the lowest in the industry.

Our other significant strengths include our asset quality and our prudent financial policies, which are reflected in our financial performance.

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  Copper and molybdenum represented 76% and 9%, respectively, of our sales in the first quarter 2011. Average copper price was $4.38 per pound in the first quarter of 2011 about 33.5% higher than in the first quarter of 2010. Average molybdenum, silver and zinc prices in the first quarter of 2011 increased 8.9%, 87.7% and 4.8%, respectively, over average prices in the first quarter of 2010.

•          We maintain our 2011 production guidance of 630,000 tons of copper, which includes 5.7% of copper purchased from third parties and copper production from the Buenavista mine, which is operating at full capacity starting April 2011.

•          For the second half of 2011, we expect a significant increase in ore grade at the Cuajone mine, which will offset the lower production of the first quarter.  Copper mine production in the first quarter of 2011 decreased 5% compared with the fourth quarter of 2010 due to expected lower ore grades mainly at the Cuajone mine.

•          We expect molybdenum production in 2011 to be about 17,000 tons, a decrease from 2010 production due to a 9% decrease in production at our Peruvian mines because of a temporary decrease in ore grades.

•          For 2011 we are estimating a zinc production of 97,100 tons and a silver production of 13.0 million ounces.

•          In the first quarter 2011, we spent $73.0 million on capital expenditures and we will continue with our capital investment projects at the Buenavista mine, as well as at the Toquepala and Cuajone expansions.

•          As a result of violent disruptions in the Islay area the Peruvian government has put on hold our Tia Maria project and has rejected the EIA for the project.  See Tia Maria project, below.

Copper Overview: We maintain our positive outlook for the market fundamentals of this metal. On the demand side, a worldwide growth in the range of 4 to 5% for 2011 is expected, that will not be matched by new copper production, estimated to grow 3% in 2011.  At the end of last year, several analysts believed the market was heading towards a deficit of 400,000 to 600,000 tons for 2011 that should sustain copper prices.

At this point we believe the market is adequately supplied considering inventory levels of the Shanghai, LME and Comex warehouses, off warehouse material and the contribution of scrap copper, a product that is more plentiful when copper prices are attractive.

Earnings: Copper prices continued to improve during the first quarter of 2011.  Prices for other metals have also improved during this period.  During the first quarter of 2011 per pound LME spot copper prices ranged from $4.07 to $4.60 and averaged $4.38, as compared to an average of $3.28 in the first quarter 2010.  While in the near term the outlook for copper could be volatile we believe that the copper market outlook remains strong for the next few years.  Limited supplies from existing mines, the absence in the near term of any major new development projects and increasing demand from Asia, we believe, supports this outlook.  The LME spot price for copper closed at $4.26 per pound on March 31, 2011.

First quarter 2011 sales of $1,602 million and net earnings attributable to SCC of $478 million reflects the continuing recovery of copper prices and prices of our other metal products, as well as Company-wide productivity improvements which have increased our production and sales.  This allows us to continue with our capital projects to increase production levels and improve our profitability.

The table below highlights key financial and operational data for our Company for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Variance
Net sales (in millions)	$1,602	$1,219	$383
Net income attributable to SCC (in millions)	$478	$383	$95
Earnings per share	$0.56	$0.45	$0.11
Dividends per share	$0.58	$0.43	$0.15
Average LME copper price	$4.38	$3.28	$1.10
Pounds of copper sold (in millions)	287	257	30

Production: First quarter 2011 mined copper production was 13.7% higher than the first quarter of 2010.  Molybdenum and mined zinc and silver production in the first quarter of 2011 decreased 10.1%, 25.5% and 8.1%, respectively, compared to the first quarter of 2010.

The table below highlights key mine production data for our Company for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Variance

Copper (in million pounds)	274	241	33
Molybdenum (in million pounds)	9.4	10.5	(1.1)
Zinc (in million pounds)	44	59	(15)
Silver (in million ounces)	2.9	3.2	(0.3)

Buenavista mine: Operations at our Buenavista mine has been restored to full capacity in April.  We expect to complete the optimization processes and increase the concentrator´s recovery to full copper production in the second quarter of 2011.  Through March 31, 2011, we have spent $112.6 million on repairs, of this, $54.4 million were capitalized and $58.2 million were charged to operating cost. In the first quarter of 2011, we charged $22.3 million to operating cost.

We have resumed our capital investment projects for this property. See “Capital investment and exploration programs”, below.

Tia Maria project:  In light of recent protests and disruptions carried out by a small group of activists who allege, among other things, that the Tia Maria project will result in severe environmental contamination and the diversion of water resources that have been committed for agricultural use, the Peruvian government issued a resolution suspending the process of approval of the Tia Maria EIA.  We believe that the Peruvian government’s actions are without legal merit and that such actions may have been motivated to a large extent by political considerations, given the elections that are currently taking place in Peru, and that in no way it limits or modifies our rights to the property or the investments made up-to-date. In due time, we will readdress the status of the Tia Maria project with the government but will let a prudent time elapse because of the current political situation in Peru.  As soon as it is practical, we will provide to the mining authorities our answers to all the observations submitted by the concerned parties as part of the EIA approval process, as is required by the applicable regulations issued by MINEM with respect to the EIA process.  We are confident that with this technical information any and all concerns that the authorities might have will be duly addressed.  The SXEW leaching technologies and processes to be employed at the Tia Maria facility have been widely developed in Peru and other countries and have been demonstrated to comply with environmental regulations and not to pollute the air, the soil or the water.

The Tia Maria project comprises a total investment of approximately $1,000 million, of which $434.7 million has been invested through March 31, 2011 mainly in mine and leach equipment and the required studies.

We are confident that we will complete the Tia Maria project and will begin copper mining and production activities once the legal process is completed. However, we may incur in additional expenses depending on the nature and timing of final decisions taken by the Peruvian government on this matter. However, our management is currently unable to estimate any loss, if any, as most of the equipment of Tia Maria may be used at other operations of our Company.

KEY MATTERS:

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues, and (v) our capital investment and exploration program.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Positive (negative)
(dollars per pound)	2011	2010	Variance
Operating cash cost per pound of copper produced	$0.243	$(0.147)	$(0.390)
Less: by-products revenue and net revenue on sale of metal purchased from third parties	$(1.423)	$(1.651)	$(0.228)
Operating cash cost per pound of copper produced without by-products revenue and net revenue on sale of metal purchased from third parties	$1.666	$1.504	$(0.162)

As seen in the table above, our per pound cash cost for the three months ended March 31, 2011 when calculated with by-products revenue is 24.3 cents per pound compared with a credit of 14.7 cents per pound in the same period of 2010.  The increase of 39.0 cents per pound was primarily due to lower by-products credit in the 2011 period as a result of lower molybdenum sales volume caused by a 10.1% decrease in production.

Our cash cost, excluding by-product revenues, was higher by 16.2 cents per pound for the three months ended March 31, 2011 than the 2010 period due to higher power, fuel and material repair costs.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2011 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.5	$21.4	$1.1	$7.7

Business Segments.

We view our Company as having three operating segments and manage on the basis of these segments.  These segments are our (1) Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities which service both mines.  The Mexican open pit operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note 13 - “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso.

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Peru:
Peruvian inflation rate	1.5%	0.9%
Nuevo sol/dollar devaluation /(appreciation) rate	(0.1)%	(1.7)%

Mexico:
Mexican inflation rate	1.1%	2.4%
Peso/dollar devaluation /(appreciation) rate	(3.2)%	(4.6)%

Capital Investment and Exploration Program

We made capital expenditures of $73.0 million for the three months ended March 31, 2011, compared with $75.4 million in the same period of 2010.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Set forth below are descriptions of some of our current expected capital expenditure programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Peruvian Operations:

Tia Maria project: On April 8, 2011, the Peruvian government issued a resolution suspending the process of approval of the Tia Maria EIA.  See note 17 for further information.

Toquepala concentrator expansion:  Through March 31, 2011, we have spent $124.0 million on the Toquepala expansion.  The approval of the use of high pressure grinding rolls and wet screening at the tertiary crushing stage is expected to reduce operating cost.  The scope of the project is currently under review as we are evaluating an increase in milling capacity to 60,000 tons per day from the 40,000 tons per day originally planned.  As a result of this review, the EIA is expected to be presented during the second quarter of 2011 and the project start-up in the first half of 2013.

Cuajone concentrator expansion: This project has a total capital budget of $301 million, of which we have spent $43.1 million through March 31, 2011.  The scope of the project is also under review as we are evaluating an increase in milling capacity.  Increased production from this expansion project will begin in the second half of 2011.  Purchase of mine and auxiliary equipment to support the work to optimize the Cuajone mine plan is in progress.  As part of the expansion plans, the project contemplates a variable cut-off grade methodology, which will start increasing copper and molybdenum production by the second half of 2011.

Tantahuatay: This project is located in the department of Cajamarca in northern Peru.  In 2010, we began development of this project to exploit the gold “cap”.  The Tantahuatay project contains estimated resources of 27.1 million tons of mineralized material, with an average silver content of 13 grams per ton and 0.89 grams of gold per ton.  We expect to start dore gold production by July 2011.  The project is expected to have an annual production of 90,000 ounces of gold and 425,000 ounces of silver for five years.  We have a 44.25% participation in this project.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage of the tailings disposal project was completed.  Construction of the drainage system for the lateral dam started in June 2010 was finished.  The project has a total cost of $66.0 million with $47.2 million expended through March 31, 2011.

Mexican operations:

Quebalix III at Buenavista: This project is moving forward at good speed. We have almost completed the acquisition of the project equipment and will begin construction of the crusher building and the leach ore conveying and spreading systems.  The total budget for this project is $70 million, of which we have spent $35.9 million through March 31, 2011.

SXEW III at the Buenavista mine: After finishing basic engineering for the project in December 2010, we have started the detailed engineering and have begun the acquisition process of major equipment and infrastructure.  This SXEW facility will produce 44,000 tons of copper per year, starting in the first quarter of 2013.  The total budget for this project is $216 million, of which we have spent $2.5 million through March 31, 2011.

Social programs for the Buenavista community are underway.  We reconstructed the state of Sonora medical clinic, two new water wells and a street paving program have been completed and the town library has been provided with modern technology to improve reference search capabilities.  In 2011, we plan to continue investing in several projects for the benefit of local communities.

Potential projects:

Pilares mine: This site, close to the La Caridad mine, is being evaluated.  As of March 31, 2011, 13,700 meters of drilling has been performed, access roads were developed and metallurgical testing and preliminary mine planning has begun.

We have a number of other projects that we may develop in the future.  We evaluate new projects on the basis of our long-term corporate objectives, expected return on investment, environmental concerns, required investment and estimated production, among other considerations.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

The above information is based on estimates only.  We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

Exploration:

On March 31, 2011, we announced the beginning of exploration activities in Argentina and a plan to initiate exploration activities in Ecuador during the second half of 2011.  Besides these new efforts, we continue with our exploration activities in Mexico, Peru and Chile.

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

PRODUCTION

Copper mined production in the first quarter of 2011 increased by 13.7% to 273.8 million pounds compared to 240.8 million pounds in the first quarter of 2010.  This increase was mainly the result of the production at the Buenavista mine which we expect will reach full capacity in April.  The Buenavista mine produced 60.8 million pounds of copper in the first quarter of 2011. This production offsets the decrease at some of our other operations, resulting from expected lower ore grades.

In the first quarter of 2011, molybdenum production decreased by 10.1% to 9.4 million pounds, compared to 10.5 million pounds in the first quarter of 2010 due to lower expected ore grades primarily at the Cuajone operation.

Silver mine production decreased by 8.1% during the first quarter of 2011 to 2.9 million ounces from 3.2 million ounces in the first quarter of 2010.  This decrease was principally the result 0.3 million ounces of lower production at our IMMSA operations of Charcas and Santa Barbara, as a result of lower grades and no production at the Santa Eulalia mine.  As previously reported, Santa Eulalia suspended production in May 2010 due to flooding caused by unusually heavy rains.  We expect to restore mine production at Santa Eulalia by October 2011.

Zinc mine production in the first quarter of 2011 decreased 25.5% to 44.1 million pounds from 59.1 million pounds in the first quarter of 2010, also resulting from no production at the Santa Eulalia mine, and due to lower grades and recovery at the Charcas mine.

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Net sales	$1,602.0	$1,219.4
Operating costs and expenses	(839.3)	(610.6)
Operating income	762.7	608.8
Non-operating income (expense)	(44.4)	(20.4)
Income before income taxes	718.3	588.4
Income taxes	(238.1)	(203.2)
Net income attributable to non-controlling interest	(1.8)	(2.0)
Net income attributable to SCC	$478.4	$383.2

Average Metal Prices

The table below outlines the average metal prices during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	% Change
Copper ($ per pound — LME)	$4.38	$3.28	33.5%
Copper ($ per pound — COMEX)	$4.39	$3.28	33.8%
Molybdenum ($ per pound)	$17.18	$15.78	8.9%
Zinc ($ per pound — LME)	$1.09	$1.04	4.8%
Silver ($ per ounce —COMEX)	$31.74	$16.91	87.7%

Net Sales.  Net sales for the three months ended March 31, 2011 increased by $382.6 million from the three months ended March 31, 2010.  This 31.4% increase is attributable to an 11.5% increase in copper sales volume and to higher sales prices.  In addition, the first quarter 2011 net sales includes a realized loss of $35.8 million on copper hedges, there were no copper hedge activity in the first quarter 2010.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2011 and 2010:

Copper Sales (million pounds):

	Three Months Ended March 31,
	2011	2010	Variance
Peruvian operations	169.6	185.7	(16.1)
Mexican open-pit	117.3	71.6	45.7
Mexican IMMSA unit	4.3	7.1	(2.8)
Other and intersegment elimination	(4.3)	(7.0)	2.7
Total	286.9	257.4	29.5

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2011 and 2010:

By-product Sales:

	Three Months Ended March 31,
(in million pounds except silver — in million ounces)	2011	2010
Peruvian operations
Molybdenum contained in concentrates	4.0	4.8
Silver	0.7	0.9

Mexican open-pit
Molybdenum contained in concentrates	5.4	5.7
Silver	1.6	1.7

Mexican IMMSA unit
Zinc — refined and in concentrate	54.4	56.0
Silver	1.2	2.1

Other and intersegment elimination
Zinc — refined and in concentrate	—	0.4
Silver	(0.4)	(1.2)

Total by-product sales
Molybdenum contained in concentrates	9.4	10.5
Zinc — refined and in concentrate	54.4	56.4
Silver	3.1	3.5

Sales value per segment:

	Three Months Ended March 31, 2011
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$507.9	$18.6	$713.9	$(18.2)	$1,222.2
Molybdenum	86.2	—	63.1	—	149.3
Zinc	—	61.7	—	—	61.7
Silver	51.3	39.5	21.4	(12.4)	99.8
Other	24.4	22.7	22.7	(0.8)	69.0
Total	$669.8	$142.5	$821.1	$(31.4)	$1,602.0

	Three Months Ended March 31, 2010
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$241.5	$21.8	$604.7	$(20.5)	$847.5
Molybdenum	117.4	—	83.0	—	200.4
Zinc	—	59.6	—	0.6	60.2
Silver	29.3	33.3	15.5	(20.0)	58.1
Other	11.4	28.2	18.6	(5.0)	53.2
Total	$399.6	$142.9	$721.8	$(44.9)	$1,219.4

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
United States	$498.3	$303.7
Europe	316.4	208.0
Mexico	289.9	249.0
Peru	67.3	40.2
Latin America (excluding Mexico and Peru)	311.2	263.9
Asia	154.7	154.6
Copper hedge	(35.8)	—
Total	$1,602.0	$1,219.4

Operating Costs and Expenses

Operating costs and expenses were $839.3 million in the first quarter of 2011 compared with $610.6 million in the first quarter of 2010.  The increase of $228.7 million was primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the first quarter of 2011 was $736.9 million compared with $511.0 million in the same period of 2010.  The increase of $225.9 million was primarily due to $209.8 million of higher cost of material purchased from third parties at our Peruvian operations and $22.3 million of rehabilitation cost at the Buenavista mine.

Non-Operating Income (Expense)

Non-operating income and expense was an expense of $44.4 million in the first quarter of 2011 compared to an expense of $20.4 million in the same first quarter of 2010.  The increase of $24.0 million was primarily due to $22.8 million of higher net interest expenses which increased in the 2011 period due to the issuance of $1.5 billion in fixed-rate unsecured notes at an average rate of 5.4% in April 2010.

Income taxes: The income tax provision for the first quarter 2011 and 2010 was $238.1 million and $203.2 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 33.1% for the first quarter of 2011 as compared to 34.5% in the first quarter 2010.  The decrease in the effective tax rate for the first quarter of 2011 is due to an increase in earnings from our Mexican operations that are taxed at 30% as compared to the Peruvian earnings that are taxed at 35%.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of our common stock.  As a result of this new level of ownership, beginning March 27, 2009, our operating results are included in the AMC consolidated U.S federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  It is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  We have initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  We provide current and deferred income taxes, as if we were a separate filer.

Segment Results Analysis

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the first quarter 2011 and 2010 (in millions):

	First Quarter		Variance
	2011	2010	Value	%
Net sales	$821.1	$721.8	$99.3	13.8%
Operating costs and expenses	(486.8)	(330.5)	(156.3)	(47.3)%
Operating income	$334.3	$391.3	$(57.0)	(14.6)%

Net sales in the first quarter of 2011 were $821.1 million compared with $721.8 million in the first quarter of 2010.  The increase of $99.3 million was primarily the result of higher market prices which offset the decrease in sales volume of copper and our major by-products.  In addition, the first quarter 2011 period includes a loss on copper hedges of $18.2 million. There were no copper hedges contracts in the first quarter 2010.

Operating costs and expenses in the first quarter of 2011 increased by $156.3 million to $486.8 million from $330.5 million in the first quarter of 2010, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first quarter of 2011 was $437.5 million compared to $283.4 million in the first quarter of 2010.  This increase was mainly due to $156.3 million of higher cost of copper purchases from third parties to cover the decrease in our own copper production due to lower ore grades mainly at the Cuajone mine.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the first quarter 2011 and 2010 (in millions):

	First Quarter		Variance
	2011	2010	Value	%
Net sales	$669.8	$399.6	$270.2	67.6%
Operating costs and expenses	(270.6)	(216.3)	(54.3)	(25.1)%
Operating income	$399.2	$183.3	$215.9	117.8%

Net sales in the first quarter of 2011 were $669.8 million compared to $399.6 million in the first quarter of 2010.  The increase of $270.2 million was principally due to the resumption of production at the Buenavista mine, which produced 60.8 million pounds of copper in the period. As previously reported the Buenavista mine was on strike for almost three years and restored full production capacity by the end of April 2011.  Higher metal prices also contributed to the increase in sales value. In addition, the first quarter 2011 period includes a loss on copper hedges of $17.6 million. There were no copper hedges contracts in the first quarter 2010.

Operating costs and expenses in the first quarter of 2011 increased by $54.3 million to $270.6 million from $216.3 million in the comparable 2010 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $53.2 million to $231.1 million in the first quarter of 2011 from $177.9 million in the same period of 2010.  The increase in cost of sales included: 1) $38.7 million of higher cost of copper purchases from IMMSA, which are now processed at the La Caridad smelter and 2) $22.3 million of rehabilitation cost at the Buenavista operations.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the first quarter 2011 and 2010 (in millions):

	First Quarter		Variance
	2011	2010	Value	%
Net sales	$142.5	$142.9	$(0.4)	(0.3)%
Operating costs and expenses	(81.2)	(104.0)	22.8	21.9%
Operating income	$61.3	$38.9	$22.4	57.6%

Net sales in the first quarter of 2011 were $142.5 million compared to $142.9 million in the first quarter of 2010.  This slight decrease was primarily due to the lower volume of copper, zinc and silver sales, caused by the lack of production from the Santa Eulalia mine and lower grades at the Charcas and Santa Barbara mines, almost offset by higher metal prices, primarily silver, whose average price increased 87.7% from the first quarter 2010.

Operating costs and expenses in the first quarter of 2011 decreased by $22.8 million to $81.2 million from $104.0 million in the comparable 2010 period.  This decrease was primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $23.7 million to $67.6 million from $91.3 million in the first quarter of 2010.  This decrease primarily included: 1) $18.3 million inventory decrease in 2010 due to the closing of the San Luis Potosi copper smelter in 2010, 2) $2.5 million of severance payments related to the closing and 3) $3.9 million of lower tolling fees and other production costs.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 13 of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the first quarter 2011 and 2010 (in millions):

	First quarter
	2011	2010	Variance
Net cash provided from operating activities	$515.1	$307.2	$207.8
Net cash used for investing activities	$(228.2)	$(67.2)	$(161.0)
Net cash used for financing activities	$(501.7)	$(366.6)	$(135.1)

Net cash provided from operating activities:

The increase of $207.8 million in the first quarter 2011 cash provided from operating activities from the first quarter 2010 was due to an increase of $94.9 million in net income and a decrease in working capital needs of $154.4 million net of a decrease of $41.5 million in adjustments to reconcile net earnings to cash.  The increase in net income was primarily due to higher copper sales volume and metal prices.

The first quarter 2011 and 2010 increase (decrease) in cash from working capital includes (in millions):

	First quarter
	2011	2010	Variance
Accounts receivable	$74.4	$(57.3)	$131.7
Inventories	(88.0)	(10.9)	(77.1)
Accounts payable and accrued liabilities	(24.2)	(106.6)	82.4
Other operating assets and liabilities	32.7	15.3	17.4
Total	$(5.1)	$(159.5)	$154.4

First quarter 2011:

In the first quarter 2011 net income was $480.1 million approximately 93.2% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $70.6 million and $8.2 million of currency translation effect, which increased operating cash flow and $37.7 million for a deferred income tax benefit, which decreased operating cash flow.

In addition, in the first quarter of 2011 an increase in working capital decreased operating cash flow by $5.1 million.  The decrease in accounts receivable value was due to higher collections in the period principally at our Peruvian operations.  The increase in inventories of $88.0 million was primarily due to $34.4 million of higher anodes inventory at our Peruvian operations to cover a smelter maintenance scheduled for the second quarter 2011 and $47.3 million of higher metal inventory at our Mexican operations due to the resumption of production at the Buenavista mine.  The decrease in accounts payable and accrued liabilities was primarily due to a decrease in accrued workers participation due to the payment of the 2010 provision to our Peruvian workforce in the first quarter of 2011, net of the first quarter 2011 provision in Mexico and Peru and an increase in accounts payable to suppliers in Mexico due to the restoring of the Buenavista mine.  The net decrease in other operating assets and liabilities was primarily due to a decrease in prepaid expenses.

First quarter 2010:

In the first quarter 2010, net income was $385.2 million approximately 125.4% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $69.5 million, $8.4 million of currency translation effect and $5.9 million of deferred income tax provision, which increased operating cash flow.

In addition, in the first quarter of 2010 an increase in working capital decreased operating cash flow by $159.5 million.  The increase in accounts receivable value was due to higher metal prices.  During the first quarter of 2010 the average metal prices increased from the fourth quarter 2009 prices as follows: the LME and COMEX copper price increased 8.8% and 8.2%, respectively and molybdenum and zinc increased by 39.7% and 3.4%, with only the silver price decreasing by 3.7% during the quarter.  The increase in inventories of $10.9 million was primarily due to $11.4 million of higher inventory of purchased metals from third parties net of higher consumption of supplies primarily at our Peruvian operations.  The decrease in accounts payable and accrued liabilities was primarily due to a $44.0 million semi-annual interest payment on the SCC notes and a decrease of $63.2 million in workers participation due to the payment of the 2009 provision by our Peruvian operations.

Net cash used for investing activities:

First quarter 2011:

Net cash used for investing activities in the first quarter of 2011 included $73.0 million for capital expenditures.  The capital expenditures included $18.9 million of investments at our Peruvian operations: $2.2 million for the Tia Maria project, $1.0 million for the Toquepala expansion project, $1.8 million for the Cuajone expansion project and $13.9 million for various other replacement expenditures.  In addition, we spent $54.1 million for replacement assets at our Mexican operations: $44.8 million of which was at our Mexican open pit operations, $7.8 million at our IMMSA unit and $1.5 million in other expenditures.  The first quarter 2011 investing activities also includes spending of $144.6 million for the purchase of bonds classified as trading securities and $11.3 million for our share of the investment in the development of the Tantahuatay gold project.

First quarter 2010:

Net cash used for investing activities in the first quarter of 2010 included $75.4 million for capital expenditures.  The capital expenditures included $57.2 million of investments at our Peruvian operations, $25.3 million for the Tia Maria project, $7.4 million for the Toquepala expansion project, and $24.5 million for various other replacement expenditures.  In addition, we spent $18.2 million for replacement assets at our Mexican operations, $12.2 million of which was at our Mexican open pit operations, $5.9 million at our IMMSA unit and $0.1 million in other expenditures.  The first quarter 2010 cash from investing activities also includes proceeds of $3.4 million from the redemption of short-term investments and $4.8 million from the sale of inactive properties of our Mexican operations.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2011 was $501.7 million, compared with $366.6 million in the first quarter of 2010.  The first quarter of 2011 includes a dividend distribution of $493.0 million, compared with a distribution of $365.5 million in the same period of 2010.  Also, the first quarter of 2011 includes a repurchase of $5.3 million of the Series B Yankee bonds and $1.4 million on loss related to this repurchase.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On March 1, 2011, we paid a quarterly dividend of 58 cents per share, totaling $493.0 million.  On April 13, 2011, our Board of Directors authorized a quarterly dividend of 56 cents per share to be paid on May 18, 2011 to SCC shareholders of record at the close of business on May 4, 2011.

Financing:

In February 2011, we repurchased $5.3 million of the Series B Yankee bonds at a premium of $1.4 million which is included in the condensed consolidated statement of earnings on the line “loss on debt prepayment”.

Capital Investment and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources.  We expect to meet the cash requirements for these capital expenditures from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Investment and Exploration Program” under this Item 7.

Contractual Obligations:

There was no material change in our contractual obligations in the first quarter 2011.  Please refer to item 7 in our 2010 annual report on Form 10-K for further information regarding our contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	First quarter 2011		First quarter 2010
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$736.9	2.764	$511.0	2.177
Add:
Selling, general and administrative	24.6	0.092	21.7	0.092
Treatment and refining charges	10.1	0.038	8.6	0.037
By-products revenue (1)	(372.6)	(1.397)	(385.5)	(1.642)
Net revenue on sale of metal purchased from third parties	(6.9)	(0.026)	(2.0)	(0.009)
Less:
Workers’ participation	(57.9)	(0.217)	(57.1)	(0.243)
Cost of metal purchased from third parties	(291.4)	(1.093)	(81.6)	(0.348)
Royalty charge and other, net	(65.9)	(0.248)	(64.8)	(0.276)
Inventory change	88.0	0.330	15.2	0.065
Operating cash cost	$64.9	0.243	$(34.5)	(0.147)

Less by-product revenue and net revenue on sale of metal purchased from third parties	379.5	1.423	387.5	1.651

Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$444.4	1.666	$353.0	1.504

Total pounds of copper produced (in millions)	266.6		234.7

(1)                 Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

During the first quarter of 2011, there were no new accounting standard updates which impacted our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at March 31, 2011, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.5 million annually.  Most of our debt is at fixed rates.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Peru:
Peruvian inflation rate	1.5%	0.9%
Nuevo Sol/dollar devaluation/(appreciation) rate	(0.1)%	(1.7)%

Mexico:
Mexican inflation rate	1.1%	2.4%
Peso/dollar devaluation/(appreciation) rate	(3.2)%	(4.6)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2011 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect on net earnings
(in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$26.4
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(32.2)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$55.4
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(45.3)

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2011 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.5	$21.4	$1.1	$7.7

Provisionally priced sales:

At March 31, 2011, we have recorded provisionally priced sales of 83.9 million pounds of copper, at an average forward price of $4.28 per pound.  Also we have recorded provisionally priced sales of 8.1 million pounds of molybdenum at the March 31, 2011 market price of $16.65 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 6 to our condensed consolidated financial statements.

Derivative instruments:

As part of our risk management policy, we occasionally uses derivative instruments to (i) safeguard the corporate assets; (ii) insure the value of our future revenue stream, and (iii) lessen the impact of unforeseen market swings of our sales revenues.  To comply with these objectives we, from time to time, enter into commodities prices derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing us to market risk.

Copper swaps:

In the last quarter of 2010 we entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect our sales value of a portion of our 2011 and first quarter 2012 copper sales as shown below.  These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the condensed consolidated statement of earnings and included in operating activities on the condensed consolidated statement of cash flows.

The hedge instruments are based on LME copper prices.  we performed statistical analysis on the difference between the average monthly copper price on the LME and the COMEX exchanges and determined that the correlation coefficient is greater than 0.999.  Based on this analysis we consider that the LME underlying price matches our sales priced at COMEX prices.  These cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.  We perform periodic quantitative assessments to confirm that the relationship was highly effective and that the ineffectiveness was de minimis.

The following table summarizes the copper derivative activity related to copper sales transactions realized in the first quarter 2011 (the Company held no copper derivatives for the first quarter of 2010):

2011
Zero cost collar contracts:
Pounds (in millions)	105.8
Average LME cap price	$4.84
Average LME floor price	$3.02

Swap contracts:
Pounds (in millions)	119.6
Weighted average COMEX price	$4.08

Realized (loss) gain on copper derivatives (in millions)	$(35.8)

As of March 31, we held copper derivative contracts to protect a portion of our copper sales for the remaining nine months of 2011 and the first quarter 2012, as follows:

	2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	317.5	46.3
Average LME cap price	$4.84	$5.18
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30%	13%
Unrealized loss recognized in other comprehensive income (net of income taxes of $10.4 million and $0.3 million, respectively) (in millions)	$18.6	$0.4

Swap contracts:
Pounds (in millions)	337.3	—
Weighted average COMEX price	$4.08	—
Estimated % of copper sales covered	32%
Unrealized loss recognized in other comprehensive income net of income taxes of $22.9 million (in millions)	$40.8	—

Transactions under these metal price protection programs are accounted for as cash flow hedges under ASC 815-15 “Derivatives and Hedging-embedded derivatives” (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) as they meet the requirements for this treatment and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in other comprehensive income until settlement, at which time the gain or loss, if realized, is reclassified to net sales in the condensed consolidated statements of earnings.

Short-term Investment:

Short-term investments were as follows ($ in millions):

	March 31,	December 31,
	2011	2010
Trading securities	$211.7	$66.9
Weighted average interest rate	1.00%	1.14%

Available for sale	9.0	9.3
Weighted average interest rate	1.06%	1.01%
Total	$220.7	$76.2

Trading securities: consist of bonds issued by public companies and US financial institutions.  Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of March 31, 2011, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2011 and December 31, 2010, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	First quarter ended March 31,
	2011		2010
Trading:
Interest earned	$0.9		$—

Available for sale:
Interest earned	(*	)	(*	)
Investment redeemed	$0.4		$3.3

(*) Less than $0.1 million.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2011, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.             recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.             accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

May 3, 2011

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

The following risk factors contain information that supplement those contained in our Annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011.

General Risks Relating to Our Business

Our new mining or metal production projects may be suspended or subject to additional costs due to community actions and other factors

Our exploration, mining, milling, smelting and refining activities are subject to Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards.  As in any other country, environmental regulations in Peru and Mexico have become increasingly stringent over the last decades.  In accordance with mining regulations in the countries where we operate, we have to submit an EIA for all our new mining projects or expansions of existing mining operations and/or other production facilities.  The EIA is then discussed at various open hearings with the local communities, where they have the opportunity to voice their opinion and/or concerns.  In Peru, the MINEM requires the mining companies to respond to the concerns of the communities.  The MINEM is the entity that approves the EIA and the execution of mining projects.

In light of recent protests and disruptions carried out by a small group of activists who allege, among other things, that the Tia Maria project will result in severe environmental contamination and the diversion of water resources that have been committed for agricultural use, the Peruvian government issued a resolution suspending the process of approval of the Tia Maria EIA.  We believe that the Peruvian government’s actions are without legal merit and that such actions may have been motivated to a large extent by political considerations, given the elections that are currently taking place in Peru, and that in no way it limits or modifies our rights to the property or the investments made up-to-date. In due time, we will readdress the status of the Tia Maria project with the government but will let a prudent time elapse because of the current political situation in Peru.  As soon as it is practical, we will provide to the mining authorities our answers to all the observations submitted by the concerned parties as part of the EIA approval process, as is required by the applicable regulations issued by MINEM with respect to the EIA process.  We are confident that with this technical information any and all concerns that the authorities might have will be duly addressed.  The SXEW leaching technologies and processes to be employed at the Tia Maria facility have been widely developed in Peru and other countries and have been demonstrated to comply with environmental regulations and not to pollute the air, the soil or the water.

The Tia Maria project comprises a total investment of approximately $1,000 million, of which $434.7 million has been invested through March 31, 2011 mainly in mine and leach equipment and the required studies.

We are confident that we will complete the Tia Maria project and will begin copper mining and production activities once the legal process is completed. However, we may incur in additional expenses depending on the nature and timing of final decisions taken by the Peruvian government on this matter. However, our management is currently unable to estimate any loss, if any, as most of the equipment of Tia Maria may be used at other operations of our Company.

We are confident also that the Peruvian government will provide the legal stability that allows for economic development of mining investments and favorable legal and economic conditions for the growth and development of Peru.  However, we cannot assure you that the Tia Maria project or any other project, which we may undertake in the future, will not be suspended or subject to additional costs due to local community actions or other factors.

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

3.2	By-Laws, as amended on January 27, 2011. (Filed as Exhibit 3.2 to the Company’s 2010 Annual Report on Form 10-K incorporated herein by reference).

4.1

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference.

4.2

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3	Form of 6.375% Note (included in Exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.6

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.7

First Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.8

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.1	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K incorporated herein by reference).

10.2

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C. V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.3

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2011 and 2010; (ii) the Condensed Consolidated Statement of comprehensive Income for the three months ended March 31, 2011 and 2010; (iii) the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 3, 2011

/s/ Genaro Guerrero
Genaro Guerrero
Vice President, Finance and Chief Financial Officer

May 3, 2011

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

3.2	By-Laws, as amended on January 27, 2011. (Filed as Exhibit 3.2 to the Company’s 2010 Annual Report on Form 10-K incorporated herein by reference).

4.1

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and between Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference.

4.2

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3	Form of 6.375% Note (included in Exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.6

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.7

First Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.8

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.1	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K incorporated herein by reference).

10.2

Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C. V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.3

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2011 and 2010; (ii) the Condensed Consolidated Statement of comprehensive Income for the three months ended March 31, 2011 and 2010; (iii) the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.