Form 10-Q
period 2011-06-30
SOUTHERN COPPER CORP/
filed 2011-08-08
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 East Missouri Avenue Suite C-175 Phoenix, AZ	85014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 264-1375

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

As of July 30, 2011 there were outstanding 845,432,480 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2011 and 2010	3

	Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010	4

	Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010	5

	Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-53

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	54-57

Item 4.	Controls and procedures	58

	Report of Independent Registered Public Accounting Firm	59

Part II. Other Information:

Item 1.	Legal Proceedings	60

Item 1A.	Risk factors	60-61

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	62

Item 6.	Exhibits	63-65

	Signatures	66

	List of Exhibits	67-69

Exhibit 15	Independent Accountants’ Awareness Letter	70

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	71-72

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	73-74

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	75

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	76

Exhibit 101

Financial statements for the three and six months ended June 30, 2011 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronic-lly with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net sales	$1,801,498	$1,173,240	$3,403,517	$2,392,645
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	695,977	531,484	1,432,837	1,042,467
Selling, general and administrative	25,744	21,964	50,316	43,682
Depreciation, amortization and depletion	72,898	69,304	143,542	138,772
Exploration	8,147	10,065	15,365	18,530
Total operating costs and expenses	802,766	632,817	1,642,060	1,243,451

Operating income	998,732	540,423	1,761,457	1,149,194

Interest expense	(48,297)	(45,050)	(95,861)	(68,838)
Capitalized interest	1,357	—	2,293	—
Gain on sale of property	6,410	—	6,410	—
Other income (expense)	318	(6,489)	(262)	(5,056)
Interest income	3,534	1,328	6,245	3,380
Income before income taxes	962,054	490,212	1,680,282	1,078,680

Income taxes	301,935	174,901	540,016	378,142

Net income	660,119	315,311	1,140,266	700,538

Less: Net income attributable to the non-controlling interest	2,082	1,924	3,853	3,907

Net income attributable to SCC	$658,037	$313,387	$1,136,413	$696,631

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.78	$0.37	$1.34	$0.82
Dividends paid	$0.56	$0.45	$1.14	$0.88
Weighted average common shares outstanding - basic and diluted	848,937	850,000	849,465	850,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$660,119	$315,311	$1,140,266	$700,538

Other comprehensive income (loss) net of tax:
Derivative instruments classified as cash flow hedge:
Decrease in accumulated unrealized loss in the period	18,049	—	61,829	—
Add:
Reclassification adjustment for losses included in net income	5,264	—	27,211	—
Unrealized loss on derivative instruments classified as cash flow hedges	23,313	—	89,040	—

Comprehensive income	$683,432	$315,311	$1,229,306	$700,538

Comprehensive income attributable to the non-controlling interest	$2,155	$1,924	$4,104	$3,907
Comprehensive income attributable to SCC	$681,277	$313,387	$1,225,202	$696,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2011	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,453,841	$2,192,677
Short-term investments	225,396	76,209
Accounts receivable trade	767,235	671,745
Accounts receivable other (including related parties 2011 - $4,390 and 2010 - $32,700)	112,755	76,284
Inventories	609,436	540,988
Deferred income tax	61,679	63,935
Other current assets	41,191	117,170
Total current assets	3,271,533	3,739,008

Property, net	4,130,116	4,094,993
Long-term leach stockpiles	59,964	29,668
Intangible assets, net	111,328	112,352
Deferred income tax	71,000	43,900
Other assets	150,204	108,098
Total assets	$7,794,145	$8,128,019

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	342,124	558,661
Accrued income taxes	120,941	266,241
Due to affiliated companies	5,599	4,665
Accrued workers’ participation	133,313	222,432
Accrued interest	58,924	60,062
Other accrued liabilities	26,905	16,957
Total current liabilities	697,806	1,139,018

Long-term debt	2,740,438	2,750,401
Deferred income taxes	149,754	113,232
Non-current taxes payable	45,250	77,830
Other liabilities and reserves	79,389	78,070
Asset retirement obligation	60,782	59,059
Total non-current liabilities	3,075,613	3,078,592

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,050,305	1,034,764
Retained earnings	3,763,391	3,595,983
Accumulated other comprehensive loss	(37,383)	(126,423)
Treasury stock	(784,481)	(622,722)
Total SCC stockholders’ equity	4,000,678	3,890,448
Non-controlling interest	20,048	19,961
Total equity	4,020,726	3,910,409

Total liabilities and equity	$7,794,145	$8,128,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net income	$660,119	$315,311	$1,140,266	$700,538
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	72,898	69,304	143,542	138,772
Remeasurement loss (income)	(2,526)	(758)	5,653	7,606
Provision (benefit) for deferred income taxes	21,241	(20,365)	(16,502)	(14,512)
Gain on sale of property	(6,410)	—	(6,410)	—
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(206,335)	76,301	(131,961)	18,948
Inventories	19,554	20,565	(68,448)	9,689
Accounts payable and accrued liabilities	(382,981)	53,851	(351,174)	(52,755)
Other operating assets and liabilities	27,154	13,546	2,820	26,708
Net cash provided from operating activities	202,714	527,755	717,786	834,994

INVESTING ACTIVITIES
Capital expenditures	(110,655)	(92,925)	(183,644)	(168,288)
Purchase of short-term investments, net	(4,877)	(30,131)	(149,506)	(26,744)
Payments to development stage properties accounted for as equity method investments	(4,593)	—	(15,911)	—
Sale of property	8,132	538	8,855	5,347
Other	143	—	143	—
Net cash used for investing activities	(111,850)	(122,518)	(340,063)	(189,685)

FINANCING ACTIVITIES
Debt incurred	—	1,489,674	—	1,489,674
Debt repaid	(5,000)	(5,000)	(10,250)	(5,000)
Capitalized debt issuance cost	—	(8,155)	—	(8,155)
Dividends paid to common stockholders	(476,000)	(382,500)	(969,004)	(747,998)
Distributions to non-controlling interest	(1,412)	(1,822)	(3,605)	(2,971)
Repurchase of common shares	(148,068)	(380)	(148,068)	(380)
Other	714	292	(504)	367
Net cash (used for) provided from financing activities	(629,766)	1,092,109	(1,131,431)	725,537

Effect of exchange rate changes on cash and cash equivalents	19,446	(4,687)	14,872	1,471
Increase (decrease) in cash and cash equivalents	(519,456)	1,492,659	(738,836)	1,372,317
Cash and cash equivalents, at beginning of period	1,973,297	651,964	2,192,677	772,306
Cash and cash equivalents, at end of period	$1,453,841	$2,144,623	$1,453,841	$2,144,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2011 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2011 and 2010.  The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (USGAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2010 and notes included in the Company’s 2010 annual report on Form 10-K.

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS:

In the first six months of 2011 the Company adopted the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (“FASB”).

ASU No. 2010-06: In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” an update of ASC Subtopic 820-10 “Fair Value Measurements and Disclosures - Overall.”

With the adoption of this ASU in 2011, the Company has expanded its financial instruments disclosures to include those related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Please see disclosures required in Note 17 “Financial instruments.”

NOTE 3 — AMC’s BUSINESS COMBINATION PROPOSAL:

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

NOTE 4 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30, 2011	At December 31, 2010
Trading securities	$216.4	$66.9
Weighted average interest rate	2.02%	1.14%

Available for sale	$9.0	$9.3
Weighted average interest rate	0.37%	1.01%
Total	$225.4	$76.2

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2011 and December 31, 2010, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2011 and December 31, 2010, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2011		2010		2011		2010
Trading securities:
Interest earned	$1.0		$0.1		$1.4		$0.1

Available for sale:
Interest earned	(*	)	(*	)	(*	)	0.1
Investment redeemed	$0.4		$7.7		$0.8		$11.2

(*) Less than $0.1 million

NOTE 5 - INVENTORIES:

Inventories were as follows:

(in millions)	At June 30, 2011	At December 31, 2010
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$101.3	$67.9
Work-in-process	248.0	227.6
Supplies at average cost	260.1	245.5
Total current inventory	$609.4	$541.0

Inventory, long-term
Long-term leach stockpiles	$60.0	$29.7

LONG-TERM INVENTORY:

In prior years the Company capitalized the production cost of leachable material with low copper content at the Buenavista mine in Mexico.  In 2011, the Company extended this practice of recognizing inventories for costs associated with leaching activities at the La Caridad mine in Mexico and the Toquepala and Cuajone mines in Peru in order to conform to evolving mine production plans at these mines.  As a result of changing market conditions and mining processes, mineral extraction through leaching has become integral to the mining operations carried out at La Caridad, Toquepala and Cuajone.  Accordingly, the process and sale of mineral content in leaching dumps is reasonably assured and the costs associated with leaching activities at such mines are now recognized as inventories.  As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes on its balance sheet, current leach inventory (included in work-in-process inventories) and long-term leach inventory.  The cost attributed to the leach material is charged to cost of sales generally over a five-year period (the average estimated recovery period based on the recovery percentages of each mine).

During the six months ended June 30, 2011 total leaching costs capitalized as long-term inventory of leachable material amounted to $54.1 million. There was no capitalization during the six months ended June 30, 2010.  Long-term leaching inventories recognized as cost of sales amounted to $23.6 million and $21.0 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 6 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2011 and 2010 were as follows ($ in millions):

	2011	2010
Income tax provision	$540.0	$378.1
Effective income tax rate	32.1%	35.1%

These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on the effective tax rate of 32.1% for the first six months of 2011 as compared to 35.1% in the first six months of 2010.  The decrease in the effective tax rate for the first six months of 2011 is due to an increase in earnings from the Mexican operations, as a result of the restart of the Buenavista mine, that are taxed at 30% as compared to the Peruvian earnings that are taxed at 35%.

In March 2009, Grupo Mexico, S.A.B. de C.V. (“Grupo Mexico”), through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning in March 2009 SCC no longer files a separate U.S. federal income tax return and its operating results are included in the AMC consolidated U.S. federal income tax return.  In addition to its interest in SCC, AMC also owns 100% of Asarco and its subsidiaries. In accordance with paragraph 30-27 of ASC 740-10-30, current and deferred taxes are allocated to members of the AMC group as if each were a separate taxpayer.  The Company has initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  SCC provides current and deferred income taxes as if it was a separate filer.

Accounting for Uncertainty in Income Taxes:

The Company files tax returns in Peru, the United States and in Mexico.  These tax returns are examined by the tax authorities of those countries.

During the second quarter of 2011 the Company and the Internal Revenue Service concluded the United States federal income tax audit of the years 2005, 2006 and 2007. As a result the Company considers all uncertain tax positions from this audit to be effectively settled.  The decrease in the unrecognized tax benefit from the amount reported at December 31, 2010, as a result of this event, is approximately $26.0 million and is recorded in the second quarter of 2011.

NOTE 7 — PROVISIONALLY PRICED SALES:

At June 30, 2011, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2011 market price per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2011:

Copper (million lbs.)	Priced at (per pound)	Month of Settlement
50.1	$4.27	July 2011
25.4	4.28	August 2011
75.5	$4.27

Molybdenum (million lbs.)	Priced at (per pound)	Month of Settlement
2.9	$15.55	July 2011
3.4	15.55	August 2011
2.4	15.55	September 2011
0.3	15.55	October 2011
9.0	$15.55

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 8 — DERIVATIVE INSTRUMENTS:

As part of its risk management policy, the Company occasionally uses derivative instruments to (i) safeguard the corporate assets, (ii) insure the value of future revenue streams, and (iii) lessen the impact of unforeseen market swings on sales revenues.  To comply with these objectives the Company, from time to time, enters into commodity price derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper swaps:

In the last quarter of 2010 and in 2011, the Company entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect the sales value of a portion of its 2011 and first quarter 2012 copper sales as shown below.  These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the condensed consolidated statement of earnings and included in operating activities on the condensed consolidated statement of cash flows.  The unrealized gains and losses are recorded in other comprehensive income on the condensed consolidated financial statements until settlement.

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

The following table summarizes the copper derivative activity related to copper sales transactions realized in the second quarter and in the first six months of 2011 (the Company held no copper derivatives in the first six months of 2010):

	Second quarter 2011	First six months of 2011
Zero cost collar contracts:
Pounds (in millions)	105.8	211.6
Average LME cap price	$4.84	$4.84
Average LME floor price	$3.02	$3.02

Swap contracts:
Pounds (in millions)	112.4	232.0
Weighted average COMEX price	$4.08	$4.08

Realized loss on copper derivatives (pre-tax)(in millions)	$8.6	$44.3

As of June 30, 2011 the Company held copper derivative contracts to protect a portion of its copper sales for the remaining six months of 2011 and the first quarter 2012, as follows:

	2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	211.6	46.3
Average LME cap price	$4.84	$5.18
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30%	13%
Accumulated unrealized loss recognized in other comprehensive income (net of taxes of $5.4 million and $- million, respectively) (in millions)	$8.5	$—

Swap contracts:
Pounds (in millions)	224.9
Weighted average COMEX price	4.08
Estimated % of copper sales covered	32%
Accumulated unrealized loss recognized in other comprehensive income net of taxes of $17.6 million (in millions)	$28.0	$

Transactions under these metal price protection programs are accounted for as cash flow hedges under ASC 815-30 “Derivatives and Hedging-Cash Flow Hedges” (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) as they meet the requirements for this treatment and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in other comprehensive income until settlement, at which time the gain or loss, if realized, is reclassified to net sales in the condensed consolidated statements of earnings.

NOTE 9 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans have been approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, commencing in January 2010 the Company provides annual installments of $2.6 million over a 34 year period to guarantee the availability of funds to meet this obligation.  Therefore, as of January 2011 the Company has made installments on the guarantee of $5.2 million, in the form of a lien on its Lima office building.  The accepted value of the Lima office building, for this purpose, is $17 million.

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

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2011 and 2010 (in millions):

	2011	2010
Balance as of January 1	$59.1	$48.9
Changes in estimates	—	8.7
Additions	—	—
Accretion expense	1.7	1.6
Balance as of June 30,	$60.8	$59.2

NOTE 10 — RELATED PARTY TRANSACTIONS:

Receivable and payable balances with related parties are shown below (in millions):

	As of
	June 30, 2011	December 31, 2010
Affiliate receivable:
Grupo Mexico, S.A.B de C.V. and affiliates	$0.8	$32.7
Mexico Proyectos y Desarrollos S.A de C.V. and affiliates	3.3	—
Asarco LLC	0.3	—
	$4.4	$32.7
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$2.6	$2.3
Ferrocarril Mexicano S.A. de C.V.	1.3	0.1
Mexico Transportes Aereos S.A de C.V. (“Mextransport”)	0.5	0.4
Mexico Productos Automotrices S.A. de C.V.	0.3	—
Mexico Proyectos y Desarrollos S.A de C.V. and affiliates	—	0.9
Consorcio Tricobre	—	0.5
Higher Technology S.A.C.	—	0.1
Breaker S.A. de C.V	0.9	0.3
Pigoba S.A. de C.V	—	0.1
Other	—	—
	$5.6	$4.7

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

Purchase Activity:

The following table summarizes the purchase activity with related parties in the six months ended June 30, 2011 and 2010 (in millions):

	Six months ended June 30,
	2011	2010
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$7.0	$6.9
Asarco LLC	7.7	—
Ferrocarril Mexicano, S.A de C.V.	4.1	1.6
Mexico Constructora Industrial S.A. de C.V.	14.1	—
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.4	—
Consorcio Tricobre	0.5	1.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.8	8.8

Other Larrea family companies:
Mexico Compania de Productos Automotrices, S.A. de C.V.	0.2	1.1
Mextransport	1.3	1.0

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	0.9	1.5
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.2
Sempertrans France Belting Technology	0.2	0.4
PIGOBA, S.A. de C.V.	0.1	0.1
Breaker, S.A. de C.V.	2.9	0.3
Total purchased	$41.4	$23.3

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico Servicios S.A de C.V., a subsidiary of Grupo Mexico, for these services.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Constructora Industrial and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V., these three companies are subsidiaries of Grupo Mexico.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre, a Peruvian company in which Servicios de Ingenieria Consutec, S.A. de C. V., an indirect subsidiary of Grupo Mexico, has 42.7% participation.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including oil drilling services,

construction, aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to mining and refining services, the lease of office space and air transportation and construction services.  In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by México Compania de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family, and which is currently in liquidation.

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by MexTransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  One of these loans has been repaid and the remaining loan requires semi-annual repayments.  Conditions and balance as of June 30, 2011 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at June 30, 2011 (in millions)	$3.2

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

The Company purchased industrial materials from Higher Technology S.A.C. and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C.  Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

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

In 2011, the Company paid fees to Asarco, a subsidiary of Grupo Mexico, for tolling services provided to the Company’s Mexican operations.  Also, in the second quarter of 2010 the Company recovered from Asarco $7.7 million related to a previously written-off net accounts receivable position.  This recovery was recorded in the condensed consolidated statement of earnings as follows: $5.0 million in cost of sales, $1.6 million in other income and $1.1 million as interest income.

Sales Activity:

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid and lime to Asarco. The following table summarizes the sales activity in the three and six months ended June 30, 2011 (in millions):

	2011	2010
First quarter	$17.9	$—
Second quarter	34.6	5.1
Total	$52.5	$5.1

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 11 - FINANCING:

In February 2011, the Company repurchased $5.2 million of the Series B Yankee bonds and paid a premium of $1.4 million which is included in the condensed consolidated statement of earnings in “other income (expense).”

NOTE 12 — BENEFIT PLANS:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the six months ended June 30, 2011 and 2010 are as follows (in millions):

	2011	2010
Interest cost	$0.3	$0.3
Expected return on plan assets	(0.3)	(0.3)
Amortization of net loss (gain)	*	*
Net periodic benefit costs	$—	$—

(*) amount is lower than $0.1 million

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the six months ended June 30, 2011 and 2010 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the six months ended June 30, 2011 and 2010 are as follows (in millions):

	2011		2010
Interest cost	$0.3		$0.8
Service cost	0.5		1.0
Expected return on plan assets	(1.7)		(1.4)
Amortization of transition assets, net	(*	)	(* )
Amortization of net actuarial loss	(0.8)		(0.5)
Amortization of prior services cost	(*	)	0.1
Net periodic benefit cost	$(1.7)		$—

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic cost for the six months ended June 30, 2011 and 2010 are as follows (in millions):

	2011		2010
Interest cost	$1.9		$2.1
Service cost	(*	)	0.2
Amortization of net loss (gain)	(*	)	(*	)
Amortization of transition obligation	0.8		(0.7)
Net periodic benefit cost	$2.7		$1.6

(*) amount is lower than $0.1 million

NOTE 13 — COMMITMENTS AND CONTINGENCIES:

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

Environmental capital expenditures in the six months ended June 30, 2011 and 2010 were as follows (in millions):

	2011	2010
Peruvian operations	$1.1	$3.8
Mexican operations	3.7	5.5
	$4.8	$9.3

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

Peruvian law requires that companies in the mining industry provide for future closure and remediation.  In accordance with the requirements of this law the Company’s closure plans were approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 9, “Asset retirement obligation,” for further discussion of this matter.

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

Another initiative that has been approved by the Mexican Congress is the one related to amendments to the Civil Federal Procedures Code (CFPC).  These amendments consist of establishing three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived.  It is expected that these amendments will enter into force six months after the publication in the Official Gazette.  The amendments to the CFPC may result in more litigation with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $13.2 million through June 30, 2011.  The Company expects to remediate the site and promote an urban development to generate a net gain in the disposal of the property.

Although the Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other laws and regulations, the Company cannot assure that the above mentioned or future laws and regulations would not have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects. However, the Company’s management does not believe that continued compliance with the federal environmental law or Mexican state environmental laws will have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will result in material capital expenditures.

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

2)       In addition there are filed against SCC’s Branch the following lawsuits which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Arenas Rodriguez and others, represented by Mr. Cornejo Flores, v. SCC’s Peruvian Branch (filed January 2009); Eduardo Chujutalli v. SCC’s Peruvian Branch (filed May 2011); Edgardo García Ataucuri, in representation of 216 SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); and Silvestre Macedo Condori v. SCC’s Peruvian Branch (filed June 2011).  SCC’s Branch has answered the complaints and denied the validity of the claims.

SCC’s Peruvian Branch asserts that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  The Peruvian Branch has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.  Additionally, the amount of this contingency cannot be reasonably estimated by management at this time.

Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  As of June 30, 2011, this case remained open with no new developments.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above-noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet).  As of June 30, 2011, the case remained open with no new developments.

Omar Nunez Melgar:

In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and the MINEM challenging the denial of Mr. Nunez’s concession request that conflicted with SCC’s Branch’s Virgen Maria concession, which forms part of the Tia Maria concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican operations

Pasta de Conchos Accident:

On February 19, 2010 three widows of miners, who perished in the 2006 Pasta the Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo México, AMC and SCC.  Plaintiffs allege that defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On June 25, 2010 the Company filed a motion to dismiss the plaintiffs’ complaint. On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction.  On April 5, 2011 the plaintiffs filed a notice of appeal in this case. As of June 30, 2011, the decision of the appeal is pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 79% of the Company’s Peruvian labor force was unionized at June 30, 2011, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers. In September 2010, the Company reached a new three-year collective bargaining agreement with these three unions.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, this agreement provides for a productivity bonus program for the departments that reach certain goals.  Also, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for these smaller unions are in force through November 2012.

There were no strikes during the first six months of 2011 and 2010.

Mexican operations

Approximately 73% of the Mexican labor force was unionized at June 30, 2011, represented by three separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In recent years the Buenavista mine experienced several labor stoppages.  The latest labor stoppage started in July 2007 and finished in June 2010.  The Company began the rehabilitation of the Buenavista mine during the second half of 2010 and is now operating the facility at full capacity.  Through June 30, 2011, the Company has spent $135.3 million on repairs, of this $78.7 million were capitalized and $56.6 million were charged to operating cost.  At June 30, 2011 the total estimated cost of repairs is $174.0 million, including amounts already spent.  The additional $38.7 million are related to major mechanical and electrical maintenance to be performed through the rest of 2011.

Currently, the Buenavista operations have a work force of 4,800 workers that are operating the mine and plants as well as developing the $3.7 billion growth program, which is expected to increase its production capacity from 180,000 tons of copper per year to over 450,000 tons.  On June 6, 2011, the Confederation of Mexican Workers (“CTM”) was awarded the collective bargaining agreement of the Buenavista del Cobre’s union by the Federal Board of Conciliation and Arbitration.  CTM now represents around 780 workers of this mine.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009, a federal tribunal confirmed the legality of the San Martin strike.  In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union has presented an appeal of the labor court ruling before federal tribunals.  As of June 30, 2011 the resolution of this appeal was pending.

Other legal matters:

Class actions:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”), which was completed effective April 1, 2005.  On January 31, 2005, the three actions - Lemon Bay, LLP v. American Mining-Corporation, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N — were consolidated into one action, captioned In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. Civil Action No. 961-N; the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company and its common stockholders; the defendants in the consolidated action are AMC, German Larrea Mota-Velasco, Genaro Larrea Mota-Velasco, Oscar Gonzalez Rocha, Emilio Carrillo Gamboa, Jaime Fernando Collazo Gonzalez, Xavier Garcia de Quevedo Topete, Armando Ortega Gomez and Juan Rebolledo Gout (together, the “AMC Defendants”), Carlos Ruiz Sacristan, Harold S. Handelsman, Gilberto Perezalonso Cifuentes, and Luis Miguel Palomino Bonilla (together, the “Special Committee Defendants”).  The consolidated complaint alleges, among other things, that the Transaction was the result of breaches of fiduciary duties by the Company’s directors and was not entirely fair to the Company and its minority stockholders.  Fact discovery closed in early 2010 and expert discovery closed on June 18, 2010.  On June 30, 2010, the plaintiff moved for partial summary judgment.  On August 10, 2010, the AMC Defendants and the Special Committee Defendants filed separate cross-motions for summary judgment.  On December 21, 2010, the Court denied the plaintiff’s motion and the AMC Defendants’ cross-motion, but granted the Special Committee Defendants’ motion, dismissing the Special Committee Defendants from the action.  A four day trial was held on June 21-24, 2011. Post-trial argument took place on July 12, 2011.  A decision by the Court is pending.

Plaintiff seeks, among other things, an award of damages to the Company´s stockholders, and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  The defendants believe that the lawsuit is without merit and are vigorously defending against the action.

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

The complaints allege, among other things, that the proposed transaction would result in breaches of fiduciary duties by the defendants and is not entirely fair to the Company and its minority stockholders.  The complaints seek, among other things, a preliminary and permanent injunction to enjoin the transaction, the award of damages to the plaintiffs and the class, and such other relief that the court deems equitable, including interest, attorneys’ and experts’ fees and costs.  On January 25, 2011, the Oklahoma Firefighters and Sheet Metal Workers plaintiffs filed an amended and joint motion to consolidate and have Firefighters’ counsel appointed lead counsel.  Plaintiffs also moved to stay the Martin and Griffin actions.  The Sheet Metal plaintiffs have withdrawn their prior motion to consolidate in connection with the new motion.  Oral argument on all plaintiffs’ motions and cross-motions to stay or consolidate and appoint lead counsel is pending.

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

Other Contingencies:

Tia Maria:

In 2009, the Company submitted to MINEM its Tia Maria Environmental Impact Assessment (“EIA”) for evaluation and approval.  On March 28, 2011, according to the regular procedure, remarks and observations to the EIA were submitted by some concerned parties as part of the EIA approval process, and were delivered to the Company, in order to be addressed.  On April 5, 2011, in light of protests and disruptions carried out by a small group of activists who allege, among other things, that the Tia Maria project will result in severe environmental contamination and the diversion of water resources that are for agricultural use, MINEM issued a resolution suspending the approval process of the Tia Maria EIA for a period of 180 days.  Later, on April 8, 2011, in light of further protests MINEM issued a new resolution annulling such decision, and declaring the EIA inadmissible.  This resolution was appealed by the Company to the Mining Council, a government appointed board that resolves mining administrative disputes. Even though the EIA process is suspended, the Company has provided to MINEM its answers to all the observations submitted by the concerned parties as part of the EIA approval process.  The Company believes that the government’s action is without legal merit and was motivated to a large extent by political considerations, as the presidential election process was taking place at that time in Peru.  The Company is willing to readdress the status of the Tia Maria project with the new government as soon as practical.  The new president-elect took office on July 28, 2011.

The Company has legal and valid title to the Tía Maria mining concessions and the over-lapping surface land in the area. None of above noted activities have in any way challenged, revoked, impaired or annulled the Company´s legal rights to the Tia Maria mining concessions and/or the over-lapping surface land titles acquired in the past.  All the Company’s property rights on these areas are in full force.

The Tia Maria project comprises an investment of over $1,000 million, which will generate 4,000 new jobs during the construction phase and 4,100 direct and indirect permanent jobs. The estimated annual production of the project is 120,000 tons of copper cathodes, all obtained through a leaching process (“SXEW”). The project would significantly increase Peruvian exports and generate important contributions to the Peruvian economy through income taxes and mining royalties, as well as payroll taxes, custom duties, mining rights and other levies.  In addition, the Company plans to invest in social responsibility programs in the Arequipa region similar to those established in the communities nearby the current Peruvian operations of Toquepala, Cuajone and Ilo.

The Company is confident that it will complete the Tia Maria project and will begin copper mining and production activities at Tia Maria once the necessary approvals are received.  The SXEW leaching technologies and processes to be employed at the Tia Maria facility have been widely developed in Peru and other countries and have been demonstrated to comply with environmental regulations with no adverse impact on the air, soil or water.

However, in view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists.  Total spending on the project, through June 30, 2011, is $442 million.  As the project is currently suspended much of the equipment is being used at the Company’s mining operations in Toquepala and Cuajone.  Should the Tia Maria project not restart, the Company is confident that the project equipment will continue to be used in this manner.  While the Company may incur additional costs due to the delay, it believes that an impairment loss, if any, will not be material.

Other commitments:

Royalty charge

The Company’s Peruvian operations are subject to a 1% to 3% royalty charge based on sales and calculated on the value of the concentrates and SXEW copper produced at the Toquepala and Cuajone mines.  The Company made provisions for this charge in the first six months of 2011 and 2010 of $31.8 million and $27.6 million, respectively.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

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

The Company has recently signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  During 2011, the Company continued its negotiations with Enersur in order to obtain a final agreement for the Tia Maria project, see caption “Tia Maria” above.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 6, “Income taxes”).

NOTE 14 — SEGMENT AND RELATED INFORMATION:

Company management views Southern Copper as having three operating segments and manages on the basis of these segments.  The segments identified by the Company are: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations segment identified as the IMMSA unit.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$900.8	$108.0	$792.7		$1,801.5
Intersegment sales		35.5		$(35.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	296.5	76.0	362.8	(39.3)	696.0
Selling, general and administrative	8.6	3.7	11.8	1.7	25.8
Depreciation, amortization and depletion	32.8	5.9	34.8	(0.6)	72.9
Exploration	0.8	4.8	2.5	—	8.1
Operating income	$562.1	$53.1	$380.8	$2.7	998.7
Less:
Interest, net					(43.4)
Gain on sale of property					6.4
Other income (expense)					0.3
Income taxes					(301.9)
Non-controlling interest					(2.1)
Net income attributable to SCC					$658.0

Capital expenditure	$61.5	$8.5	$41.1	$(0.4)	$110.7
Property, net	$1,627.8	$301.6	$2,150.3	$50.4	$4,130.1
Total assets	$2,892.8	$744.0	$2,844.7	$1,312.6	$7,794.1

	Three Months Ended June 30, 2010
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$337.3	$87.5	$738.2	$10.2	$1,173.2
Intersegment sales	7.9	35.8	—	(43.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	186.4	78.8	303.0	(36.7)	531.5
Selling, general and administrative	7.7	3.4	9.4	1.4	21.9
Depreciation, amortization and depletion	30.2	5.4	32.6	1.1	69.3
Exploration	1.2	3.5	5.4	—	10.1
Operating income	$119.7	$32.2	$387.8	$0.7	540.4
Less:
Interest, net					(43.7)
Other income (expense)					(6.5)
Income taxes					(174.9)
Non-controlling interest					(1.9)
Net income attributable to SCC					$313.4

Capital expenditure	$10.7	$4.3	$77.3	$0.6	$92.9
Property, net	$1,567.4	$274.5	$2,108.2	$61.2	$4,011.3
Total assets	$2,295.8	$626.6	$2,912.3	$1,614.8	$7,449.5

	Six Months Ended June 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,570.6	$219.1	$1,613.8		$3,403.5
Intersegment sales		66.9		$(66.9)
Cost of sales (exclusive of depreciation, amortization and depletion)	527.6	143.6	800.3	(38.7)	1,432.8
Selling, general and administrative	16.8	7.2	24.1	2.2	50.3
Depreciation, amortization and depletion	63.5	12.2	69.0	(1.2)	143.5
Exploration	1.4	8.6	5.3	0.1	15.4
Operating income	$961.3	$114.4	$715.1	$(29.3)	1,761.5
Less:
Interest, net					(87.3)
Gain on sale property					6.4
Other income (expense)					(0.3)
Income taxes					(540.0)
Non-controlling interest					(3.9)
Net income attributable to SCC					$1,136.4

Capital expenditure	$106.3	$16.3	$60.0	$1.0	$183.6
Property, net	$1,627.8	$301.6	$2,150.3	$50.4	$4,130.1
Total assets	$2,892.8	$744.0	$2,844.7	$1,312.6	$7,794.1

	Six Months Ended June 30, 2010
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$715.7	$178.7	$1,460.0	$38.2	$2,392.6
Intersegment sales	29.1	87.5	—	(116.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	364.3	170.1	586.4	(78.3)	1,042.5
Selling, general and administrative	15.2	6.6	19.9	2.0	43.7
Depreciation, amortization and depletion	60.0	11.3	65.5	1.9	138.7
Exploration	2.3	7.1	9.1	—	18.5
Operating income	$303.0	$71.1	$779.1	$(4.0)	1,149.2
Less:
Interest, net					(65.5)
Other income (expense)					(5.1)
Income taxes					(378.1)
Non-controlling interest					(3.9)
Net income attributable to SCC					$696.6

Capital expenditure	$22.9	$10.2	$134.5	$0.7	$168.3
Property, net	$1,567.4	$274.5	$2,108.2	$61.2	$4,011.3
Total assets	$2,295.8	$626.6	$2,912.3	$1,614.8	$7,449.5

NOTE 15 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2011 and 2010 is as follows (in millions):

	2011	2010
Southern Copper common shares
Balance as of January 1,	$461.0	$460.7
Purchase of shares	148.0	0.4
Used for corporate purposes	(0.5)	(0.2)
Balance as of June 30,	608.5	460.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	161.7	142.7
Other activity, including dividend, interest and currency translation effect	14.3	9.7
Balance as of June 30,	176.0	152.4

Treasury stock balance as of June 30,	$784.5	$613.3

The following table summarizes share distributions in the first six months of 2011 and 2010:

	2011	2010
Southern Copper common shares
Directors’ Stock Award Plan	14,400	13,200

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	3.5	0.6

Southern Copper Common Shares:

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program.  On July 28, 2011, the Company´s Board of Directors approved an increase of the SCC share repurchase program, from $500 million to $1.0 billion.  The Board of directors also confirmed the Company’s purchase of 4.6 million shares of its common shares at a cost of $148.0 million in the second quarter of 2011.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $32.87	millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/01/11	05/31/11	14,400	37.06	33,452,150		0.5
06/01/11	06/30/11	4,567,520	32.30	38,019,670	5,929,726	147.5
Total second quarter		4,581,920	32.32			148.0

Total purchased		38,019,670	$15.92	38,019,670		$605.1

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 80.4% as of June 30, 2011.

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

The activity of the plan in the six-month period ended June 30, 2011 and 2010 is as follows:

	2011	2010

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(256,800)	(241,200)
Granted in the period	(14,400)	(13,200)
Total shares granted at June 30,	(271,200)	(254,400)

Remaining shares reserved	328,800	345,600

Parent Company common shares:

Employee Stock Purchase Plan:

In January 2007, the Company offered to eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies.  The purchase price is established at the approximate fair market value on the grant date.  Every two years employees will be able to acquire title to 50% of the shares paid for the previous two years.  The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.  At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee.

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

The stock based compensation expense for the six months ended June 30, 2011 and 2010 and the unrecognized compensation expense as of June 30, 2011 and 2010 under this plan were as follows (in millions):

	2011	2010
Stock based compensation expense	$1.1	$1.1
Unrecognized compensation expense	$7.4	$9.5

The unrecognized compensation expense under this plan is expected to be recognized over the remaining three and one-half year period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the six months ended June 30, 2011 and 2010:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2010	11,556,625	$1.16
Granted	—	—
Exercised	—	—
Forfeited	(558,297)	1.16
Outstanding shares at June 30, 2010	10,998,328	$1.16

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(3,338,992)	1.16
Forfeited	(128,986)	1.16
Outstanding shares at June 30, 2011	7,452,715	$1.16

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

The stock based compensation expense for the six months ended June 30, 2011 and 2010 and the unrecognized compensation expense as of June 30, 2011 and 2010 under this plan were as follows (in millions):

	2011	2010
Stock based compensation expense	$0.3	—
Unrecognized compensation expense	$4.0	—

The unrecognized compensation expense under this plan is expected to be recognized over the remaining seven and one-half year period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the six months ended June 30, 2011:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2011	3,901,901	$2.05

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

NOTE 16 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the six months ended June 30, 2011 and 2010:

	2011	2010
Balance as of January 1,	$20.0	$18.0
Comprehensive income	4.1	3.9
Dividend paid	(3.6)	(3.0)
Other	(0.5)	(0.1)
Balance as of June 30,	$20.0	$18.8

NOTE 17 — FINANCIAL INSTRUMENTS:

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

Level 2 - Inputs that are observable, either directly or indirectly, but do not qualify as Level 1 inputs (i.e., quoted prices for similar assets or liabilities).

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 (in millions):

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$2,750.4	$2,854.1	$2,760.4	$2,982.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 11.3%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2011 and December 31, 2010:

	Fair Value at June 30, 2011 Using:				Fair Value at December 31, 2010 Using:
Description	Fair Value as of June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$216.4	$216.4			$66.9	$66.9
- Available for sale debt securities:
Corporate bonds	0.5		0.5		0.4		$0.4
Asset backed obligations	0.2		0.2		0.3		0.3
Mortgage backed securities	8.0		8.0		8.6		7.4	$1.2

Accounts receivable:
- Derivatives — Not classified as hedges:
Provisionally priced sales:
Copper	322.9	322.9			60.7	60.7
Molybdenum	139.4	139.4			149.5	149.5

Liabilities:
Other current liabilities:
Liability derivatives — Classified as cash flow hedges:
Swap	(45.6)	(45.6)			(124.4)	(124.4)
Zero cost collar	(13.9)	(13.9)	—	—	(72.6)	(72.6)	—	—
Total	$627.9	$619.2	$8.7	$—	$89.4	$80.1	$8.1	$1.2

The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation.  Investments classified within Level 3 as of December 31, 2010, include mortgage-backed securities.  These investments are valued by the fund’s management advisor taking into consideration different factors and methodologies considered appropriate in the circumstance.  Factors can include the following or a combination of the following, observed transactions, broker quotes, cash flow analysis, vendor prices and other factors as appropriate.

Derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates.  The Company generally classifies these instruments within Level 1 of the valuation hierarchy.  Such derivatives at June 30, 2011 and December 31, 2010, include copper swaps and zero cost collar.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the first six months of 2011 and 2010.

	6 months ended June 30, 2011			6 months ended June 30, 2010
	Available for sale debt securities:			Available for sale debt securities:
	Corporate bonds	Mortgage backed securities	Total	Corporate bonds	Asset backed obligations	Mortgage backed securities	Total

Balance as of January 1,		$1.2	$1.2	$1.7		$1.4	$3.1
Unrealized gain (loss)				—		—	—
Purchases				—		—	—
Sales				(1.2)		—	(1.2)
Issuance				—		—	—
Settlements				—		—	—
Transfers in/out of Level 3		(1.2)	(1.2)	(0.3)		(1.4)	(1.7)
Balance as of June 30,		$—	$—	$0.2		$—	$0.2

NOTE 18 — SUBSEQUENT EVENTS:

Dividends:

On July 28, 2011 the Board of Directors authorized a quarterly dividend of 62 cents per share payable on August 31, 2011 to the Company’s shareholders of record at the close of business on August 17, 2011.

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

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have an active ongoing exploration program in Chile and in 2011 we have started exploration activities in Argentina.  In addition to copper we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.  In the first six months of 2011 approximately 77% of our revenues came from the sale of copper, 9% from molybdenum, 7% from silver and 7% from various other products, including zinc, gold and other materials.

We believe that our greatest strength lies in our copper ore reserves, which at December 31, 2010 totaled 59.7 million tons of contained copper, calculated at a copper price of $1.80 per pound.  In terms of copper reserves, we believe we hold the world’s largest reserve position.

One of our other key strengths is our cost competitiveness and efficiency which is evidenced by our first six months of 2011 operating cash cost of 31.0 cents per pound; one of the lowest in the industry.

Our other significant strengths include our asset quality and our prudent financial policies, which are reflected in our financial performance.

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  Copper and molybdenum represented 77% and 9%, respectively, of our sales in the first half of 2011. The average LME copper price was $4.26 per pound in the first half of 2011 about 32% higher than in the first half of 2010. Average molybdenum, silver and zinc prices in the first half of

2011 increased about 6%, 99% and 7%, respectively, over average prices in the first half of 2010.

•          We maintain our 2011 production guidance of 630,000 tons of copper, but increasing the total share of third parties copper from 5.7% to 7.7% as a result of lower than expected Cuajone production.

•          For the second half of 2011, we expect an increase in ore grade at the Cuajone mine, which could partially offset its lower production in the first half of 2011, which was due to lower ore grades.

•          We expect a molybdenum production of 17,500 tons in 2011, a decrease from 2010 production due a decrease in production at our Peruvian mines because of a temporary decrease in ore grades.

•          For 2011 we are estimating a zinc production of 85,500 tons and a silver production of 13.0 million ounces. Silver and zinc represented 7% and 3% of our sales in the first half of 2011.

•          In the first half of 2011, we spent $183.6 million on capital expenditures and for the entire year 2011 we are now estimating total capital expenditures of approximately $700 million. See “Capital Expansion and Exploration Programs” below.

Metal markets and prices: Metal markets have been affected by different macroeconomic events that are delaying recovery of metal demand. The most important of these are the following:

•          The US macroeconomic problems, reflected in the recent debate to increase the US debt ceiling. Since the US economy is about 25% of the total world economy, any of its macro problems creates concern in the rest of the world.

•          The European debt crisis, which affects the confidence of investors in the Euro and the economic stability of this region.

•          The Chinese and other emerging economies anti-inflation programs, which may reduce their expected growth.

•          The Japanese production disruption, the third largest economy in the world, has also affected confidence in the economic recovery.

We believe these worldwide macro concerns will influence the markets confidence in demand for metals during the next twelve months. On the positive side, we think the Japanese recovery is underway and this will help the world economy and metal demand in the second half of 2011.

Copper Overview:  Once again current international economic conditions are uneasy.  Over the past few weeks the market has been focusing on global growth concerns and worries over the United States, European and Chinese economies.  Even under these difficult circumstances, we believe that the copper market fundamentals are still excellent.  We are confident that our low cost leadership and solid financial position will provide us an advantage to lead under these challenging market conditions.

Focusing on the copper market, we maintain our positive outlook for this metal’s fundamentals during 2011. On the demand side, CRU estimated a 3.4% growth during the second quarter of this year. This demand growth was not matched by new supply. New copper production grew by 1.4%, less than half of the required growth to balance the market. As a consequence, CRU estimated a market deficit of 200,000 tons for the second quarter and a similar amount for the third quarter 2011.

For the rest of 2011 we believe that market fundamentals for copper will improve as we expect to have higher Asian demand coming from Japan and China. In the case of Japan this will come from the recovery of its industrial capacity. For China, the end of a long destocking period should increase Chinese physical demand.

Molybdenum overview: Molybdenum, our major by-product, represented 9% of our first half 2011 sales. Regarding market trends, we are currently seeing a soft recovery in molybdenum production that has reduced the average market price by 4%, from the $17.18 per pound in the first quarter of 2011 to $16.50 in the second quarter 2011.  We believe that this is a short-term event and still expect a relatively balanced market for this metal.

Earnings: Net earnings in the second quarter and first six months of 2011 were 110.0% and 63.1% higher than the comparable periods of 2010, principally as result of the full restoration of Buenavista production and higher average copper prices and the prices for our major by-products.

The table below highlights key financial and operational data for our Company for the three and six months ended June 30, 2011 and 2010:

	3 months ended June 30,			6 months ended June 30,
	2011	2010	Variance	2011	2010	Variance
Net sales (in millions)	$1,801	$1,173	$628	$3,404	$2,393	$1,011
Net income attributable to SCC (in millions)	$658	$313	$345	$1,136	$697	$439
Earnings per share	$0.78	$0.37	$0.41	$1.34	$0.82	$0.52
Dividends per share	$0.56	$0.45	$0.11	$1.14	$0.88	$0.26
Average LME copper price	$4.15	$3.19	$0.96	$4.26	$3.23	$1.03
Pounds of copper sold (in millions)	333	256	77	620	513	107

Production: Second quarter 2011 mined copper production was 29% higher than the second quarter of 2010.  Molybdenum and mined zinc in the second quarter of 2011 decreased 18%, 16%, respectively, compared to the second quarter of 2010, while silver production increased 3% compared with the same period of 2010.

The table below highlights key mine production data for our Company for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Variance	2011	2010	Variance
Copper (in million pounds)	322.4	250.3	72.1	596.2	491.1	105.1
Molybdenum (in million pounds)	9.9	12.1	(2.2)	19.3	22.6	(3.3)
Zinc (in million pounds)	47.1	56.1	(9.0)	91.2	115.2	(24.0)
Silver (in million ounces)	3.2	3.1	0.1	6.1	6.3	(0.2)

Buenavista mine: A year after the recovery of the Buenavista facility we are now working at full capacity and focused our $3.7 billion growth projects, which include a new SXEW plant with a planned annual capacity of 88,000 tons of copper, a concentrator expansion with an increase in production capacity of 188,000 tons per year and two molybdenum plants with a combined annual capacity of 4,600 tons.  This aggressive investment program is underway and we expect to complete it in two phases, the first in 2013 and the second phase in 2015.

Currently, we have at the Buenavista operations a work force of 4,800 workers that are operating the mine and plants, as well as developing our growth program. This program is expected to increase Buenavista´s production capacity from 180,000 tons of copper per year to over 450,000 tons, contributing to the well-being of the town of Cananea and the Sonora state through salaries, taxes and social programs. As part of the new era in the development of this facility, on June 6, 2011, the Confederation of Mexican Workers (“CTM”) was granted the collective bargaining agreement for the Buenavista union.

Through June 30, 2011, we have spent $135.3 million on repairs, of this $78.7 million were capitalized and $56.6 million were charged to operating cost.  At June 30, 2011 the total estimated cost of repairs is $174.0 million including the amounts already spent.  The additional $38.7 million are related to major mechanical and electrical maintenance to be performed through the rest of 2011.

Tantahuatay: This project, in which we have 44.2% participation, is located in Cajamarca, in northern Peru.  In 2010, we began the development of this project to exploit its gold “cap”.  We expect to start dore gold production by the third quarter of 2011.  The project is expected to have an annual production of 90,000 ounces of gold and 425,000 ounces of silver for five years.

Tia Maria project:  This project in our Peruvian operations was suspended by MINEM in April 2011.  This resolution was appealed by us to the Mining Council and we have provided to MINEM our answers to all the observations submitted by the concerned parties as part of the EIA approval process.

We have legal and valid title to the Tia Maria mining concessions and the over-lapping surface land in the area. None of the latest activities have in any way challenged, revoked, impaired or annulled our legal rights to the Tia Maria mining concessions and/or the over-lapping surface land titles acquired in the past.  All our property rights on these areas are in full force.

The Tia Maria project comprises an investment of over $1,000 million, which will generate 4,000 new jobs during the construction phase and 4,100 direct and indirect permanent jobs. The estimated annual production of the project is 120,000 tons of copper cathodes, all obtained through a SXEW process. The project would significantly increase Peruvian exports and generate important contributions to the Peruvian economy through income taxes and mining royalties, as well as payroll taxes, custom duties, mining rights and other levies.  In addition, we plan to invest in social responsibility programs in the Arequipa region similar to those established in the communities nearby the current Peruvian operations of Toquepala, Cuajone and Ilo.

We are confident that we will complete the Tia Maria project and will begin copper mining and production activities once the necessary approvals are received.  However, in view of the suspension of this project, we have reviewed the carrying value of this asset to ascertain whether impairment exists.  Total spending on the project, through June 30, 2011, is $442 million.  As the project is currently suspended much of the equipment is being used at our mining operations in Toquepala and Cuajone.  Should the Tia Maria project not restart we are confident that the project equipment will continue to be used in this manner.  While we may incur additional costs due to the delay, we believe that an impairment loss, if any, will not be material.  See note 13-“Commitments and Contingencies - Tia Maria” for further information.

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

We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net revenue (loss) on sale of metal purchased from third parties and by-product revenues, and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge and the change in inventory levels; divided by total pounds of copper produced by our own mines.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products, primarily molybdenum, zinc, silver and the premium over market price that we receive on copper sales.  We account for the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in silver and zinc, have had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Positive (negative)	Six Months Ended June 30,		Positive (negative)
(dollars per pound)	2011	2010	Variance	2011	2010	Variance
Operating cash cost per pound of copper produced	$0.367	$0.265	$(0.102)	$0.310	$0.064	$(0.246)
Less: by-product revenues and net revenue on sale of metal purchased from third parties	(1.308)	(1.298)	0.010	(1.361)	(1.469)	(0.108)
Operating cash cost per pound of copper produced without by-product revenues and net revenue on sale of metal purchased from third parties	$1.675	$1.563	$(0.112)	$1.671	$1.533	$(0.138)

Second quarter 2011:  Our per pound cash cost for the second quarter 2011 when calculated with and without by-product revenues was 10.2 cents and 11.2 cents higher than in the second quarter of 2010.  These increases were primarily due to higher production cost due to higher power, fuel and material repair costs.

Six months 2011:  Our per pound cash cost for the first six months of 2011 when calculated with by-product revenues is higher by 24.6 cents per pound than in the first six months of 2010.  The increase was the result of lower by-product credits, principally molybdenum, due to the lower production mainly from our Peruvian operations, partially offset by higher silver credit because of a 99% increase in market price in the first six months of 2011 compared with the first six months of 2010.

Our cash cost, excluding by-product revenues, in the first six months of 2011 was higher by 13.8 cents per pound than in the 2010 period due to higher production cost due to higher power, fuel and material repair costs.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.  Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control.  These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates.  In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to speculative activities.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2011 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.5	$22.2	$1.1	$7.8

Business Segments: We view our Company as having three operating segments and manage on the basis of these segments.  These segments are our (1) Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities which service both mines.  The Mexican open-pit operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” and also in Note 14 - “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Devaluation of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements. Recent inflation and devaluation rates are provided in the table below for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Peru:
Peruvian inflation rate	0.8%	0.5%	2.3%	1.4%
Nuevo sol/dollar devaluation / (appreciation) rate	(2.0)%	(0.5)%	(2.1)%	(2.2)%

Mexico:
Mexican inflation rate	(0.8)%	(1.0)%	0.3%	1.4%
Peso/dollar devaluation / (appreciation) rate	(1.1)%	1.6%	(4.2)%	(3.1)%

Capital Expansion and Exploration Programs: We made capital expenditures of $110.7 million and $183.6 million for the three and six months ended June 30, 2011, compared with $92.9 million and $168.3 million in the comparable periods of 2010, respectively. For year 2011, we are now estimating capital expenditures of approximately $700 million.

The approved capital budget of $1.7 billion for 2011 has suffered a delay due to the suspension of the Tia María project and the change in scope of the Toquepala mine expansion described below. Regarding the Mexican projects we have already committed $477 million, a portion of which will be spent in 2011.

Set forth below are descriptions of some of our current capital expenditure programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Peruvian Operations:

Tia Maria project: On April 8, 2011, MINEM issued a resolution suspending the process of approval of the Tia Maria EIA.  While we do hope to resume this project in the future at present the project is shut-down.  See note 13-”Commitments and Contingencies - Tia Maria” for further information.

Toquepala concentrator expansion:  Through June 30, 2011, we have spent $128.2 million on this project mainly on mine equipment.  The inclusion in the project of high pressure grinding rolls and wet screening at the tertiary crushing stage is expected to reduce operating cost.  The scope of the project has been defined as an increase in milling capacity of 60,000 tons per day. The EIA was presented to MINEM in July 2011, and project completion is expected by the first half of 2013.

Cuajone concentrator expansion: Through June 30, 2011, we have spent $45.7 million on this project.  The purchase of mine and auxiliary equipment to support the work to optimize the Cuajone mine plan is in process.  As part of the expansion plans, the project contemplates a variable cut-off grade methodology, which will start increasing copper and molybdenum production in the second half of 2011.

Tantahuatay: This project is located in the department of Cajamarca in northern Peru.  In 2010, we began development of this project to exploit the gold “cap”.  The Tantahuatay project contains estimated resources of 27.1 million tons of mineralized material, with an average silver content of 13 grams per ton and 0.89 grams of gold per ton.  We expect to start dore gold production by the third quarter of 2011.  The project is expected to have an annual production of 90,000 ounces of gold and 425,000 ounces of silver for five years.  We have a 44.2% participation in this project. The remaining balance is owned by Compania de Minas Buenaventura S.A.A. and others.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage of the tailings disposal project was completed.  Construction of the drainage system for the lateral dam started in June 2010 was finished.  The project has a total budgeted cost of $66.0 million with $47.5 million expended through June 30, 2011.

Mexican operations:

Crushing, conveying and spreading system for the SXEW production project: This project is moving forward.  Construction of the crusher building and earthwork for conveyor platforms is advancing as scheduled. Overland conveyor and spreader installation will begin in August.  Through June 30, 2011, we have spent $39.5 million on this project.

SXEW III plant: Regarding this project, detailed engineering and acquisition of major equipment continues as planned.  We have selected an Engineering Procurement Construction and Management (EPCM) contractor.  This SXEW facility, which combines the previously announced SXEW III and SXEW IV plants, will produce 88,000 tons of copper per year, with expected start up in the second quarter of 2013.  Through June 30, 2011, we have spent $3.2 million on this project.

The 2,000 tons per year molybdenum circuit for the concentrator is also in the engineering equipment purchasing stage, under an EPCM contract.

The new concentrator with a milling capacity of 100,000 tons per day is in process, as scheduled.  An EPCM contract has been signed and flow sheets have been established.  We have received several supplier proposals for the main equipment, which are being evaluated.  The new concentrator will have an estimated capacity of 188,000 tons of copper and 2,600 tons of molybdenum per year.

Required infrastructure for these projects, including power, water, roads, shops, laboratories, townsites, etc., have been established in the master plan.

Potential projects:

Pilares mine: This site, close to the La Caridad mine, is being evaluated.  As of June 30, 2011, 16,545 meters of drilling have taken place, access roads were developed and metallurgical testing and preliminary mine planning has begun.

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

PRODUCTION

Copper mined production in the second quarter of 2011 increased by 28.8% to 322.4 million pounds compared to 250.3 million pounds in the second quarter of 2010.  This increase was mainly the result of 100.5 million pounds of production at our Buenavista mine, which restored full capacity production in the quarter, partially offset by a decrease of 27.2 million pounds at our Cuajone mine resulting from lower ore grades.  Anode, cathode and rod production increased by 14.8%, 27.1% and 62.7%, respectively, in the second quarter 2011 compared to the same period of 2010.  Rod production increased due to higher demand, allowing the Company to gain copper premiums over the spot price.

In the second quarter of 2011, molybdenum production decreased 18.3% to 9.9 million pounds from 12.1 million pounds in the second quarter of 2010 due to lower ore grades at our Peruvian mines and lower recovery at the Cuajone mine.

Silver mine production increased by 2.5% in the second quarter to 3.2 million ounces from 3.1 million ounces in the second quarter of 2010.  This increase was principally the result of 0.4 million ounces of higher production at the Buenavista mine, partially offset by 0.2 million ounces of lower production at the Cuajone mine, due to lower grades, and 0.1 million ounces of lower production at our IMMSA operations.

Zinc mine production in the second quarter of 2011 decreased 16.0% to 47.1 million pounds from 56.1 million pounds in the second quarter of 2010, as a result of no production at the Santa Eulalia mine, which had flooding problems, and due to lower grades and recovery at the Charcas and Santa Barbara mines.  We expect to restore production at the Santa Eulalia mine by November 2011.  Santa Eulalia normal mine production level is approximately 14,700 tons per year.

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six month periods ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,801.5	$1,173.2	$3,403.5	$2,392.6
Operating costs and expenses	(802.8)	(632.8)	(1,642.0)	(1,243.4)
Operating income	998.7	540.4	1,761.5	1,149.2
Non-operating income (expense)	(36.7)	(50.2)	(81.2)	(70.6)
Income before income taxes	962.0	490.2	1,680.3	1,078.6
Income taxes	(301.9)	(174.9)	(540.0)	(378.1)
Net income attributable to non-controlling interest	(2.1)	(1.9)	(3.9)	(3.9)
Net income attributable to SCC	$658.0	$313.4	$1,136.4	$696.6

Average Metal Prices:

The table below outlines the average metal prices during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Copper ($ per pound — LME)	$4.15	$3.19	30.1%	$4.26	$3.23	31.9%
Copper ($ per pound — COMEX)	$4.16	$3.19	30.4%	$4.27	$3.24	31.8%
Molybdenum ($ per pound)	$16.50	$16.10	2.5%	$16.84	$15.94	5.6%
Zinc ($ per pound — LME)	$1.02	$0.92	10.9%	$1.05	$0.98	7.1%
Silver ($ per ounce —COMEX)	$38.42	$18.35	109.4%	$35.08	$17.63	99.0%

Net Sales:  Net sales for the three and six months ended June 30, 2011 increased by $628.3 million and $1,010.9 million, respectively, compared with the same periods of 2010.  These 53.6% and 42.3% increases were due to higher metal prices, higher copper sales volume due to the restoration of the Buenavista mine production, partially offset by lower molybdenum, silver and zinc sales volumes.  Net sales for the three and six months ended June 30, 2011 also include losses on copper hedges of $8.6 million and $44.3 million, respectively.  There were no copper hedges in the 2010 periods.

The table below presents information regarding the volume of our copper sales by segment for the three and six month periods ended June 30, 2011 and 2010:

Copper Sales (million pounds):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance
Peruvian operations	163.8	188.2	(13.0)%	333.4	373.9	(10.8)%
Mexican open-pit	169.3	67.2	151.9%	286.6	138.8	106.5%
Mexican IMMSA unit	3.6	5.5	(34.5)%	7.9	12.6	(37.3)%
Other and intersegment elimination	(3.7)	(5.2)	(28.8)%	(8.0)	(12.2)	(34.4)%
Total	333.0	255.7	30.2%	619.9	513.1	20.8%

By-product Sales:

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six month periods ended June 30, 2011 and 2010:

(in million pounds except silver — in	Three Months Ended June 30,		Six Months Ended June 30,
million ounces)	2011	2010	2011	2010
Peruvian operations
Molybdenum contained in concentrates	4.0	6.2	8.0	11.0
Silver	0.9	0.9	1.6	1.9

Mexican open-pit
Molybdenum contained in concentrates	6.1	6.1	11.5	11.7
Silver	1.7	1.9	3.3	3.6

Mexican IMMSA unit
Zinc — refined and in concentrate	52.4	53.6	106.8	109.6
Silver	1.1	1.8	2.3	3.8

Other and intersegment elimination
Zinc — refined and in concentrate	—	—	—	0.4
Silver	(0.4)	(0.8)	(0.8)	(2.0)

Total by-product sales
Molybdenum contained in concentrates	10.1	12.3	19.5	22.7
Zinc — refined and in concentrate	52.4	53.6	106.8	110.0
Silver	3.3	3.8	6.4	7.3

Sales value per segment:

	Three Months Ended June 30, 2011 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$705.5	$15.3	$677.2	$(15.8)	$1,382.2
Molybdenum	91.4	—	55.1	—	146.5
Zinc	—	56.1	—	—	56.1
Silver	64.7	46.3	32.2	(17.6)	125.6
Other	39.2	25.8	28.2	(2.1)	91.1
Total	$900.8	$143.5	$792.7	(35.5)	$1,801.5

	Three Months Ended June 30, 2010 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$218.0	$14.6	$625.2	$(13.8)	$844.0
Molybdenum	77.9	—	77.7	—	155.6
Zinc	—	52.7	—	(1.6)	51.1
Silver	34.1	33.9	16.9	(14.2)	70.7
Other	15.2	22.1	18.4	(3.9)	51.8
Total	$345.2	$123.3	$738.2	$(33.5)	$1,173.2

	Six Months Ended June 30, 2011 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,213.4	$33.9	$1,391.1	$(34.0)	$2,604.4
Molybdenum	177.6	—	118.2	—	295.8
Zinc	—	117.8	—	—	117.8
Silver	116.0	85.8	53.6	(30.0)	225.4
Other	63.6	48.5	50.9	(2.9)	160.1
Total	$1,570.6	$286.0	$1,613.8	$(66.9)	$3,403.5

	Six Months Ended June 30, 2010 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$459.5	$36.4	$1,229.9	$(34.3)	$1,691.5
Molybdenum	195.3	—	160.7	—	356.0
Zinc	—	112.3	—	(1.0)	111.3
Silver	63.4	67.2	32.4	(34.2)	128.8
Other	26.6	50.3	37.0	(8.9)	105.0
Total	$744.8	$266.2	$1,460.0	$(78.4)	$2,392.6

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$667.6	$261.1	$1,165.8	$564.8
Europe	322.6	248.2	638.9	456.2
Mexico	252.6	217.1	542.6	466.1
Peru	63.5	40.9	130.8	81.1
Latin America (excluding Mexico and Peru)	342.6	269.1	653.8	533.1
Asia	161.2	136.8	315.9	291.3
Copper hedges	(8.6)	—	(44.3)	—
Total	$1,801.5	$1,173.2	$3,403.5	$2,392.6

Operating Costs and Expenses:

Operating costs and expenses were $802.8 million and $1,642.0 million in the three and six month periods ended June 30, 2011, respectively, compared with $632.8 million and $1,243.5 million in the comparable periods of 2010.  The increases of $170.0 million and $398.5 million were primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the second quarter of 2011 was $696.0 million compared with $531.5 million in the same period of 2010.  The increase of $164.5 million was primarily due to the following: 1) $59.3 million of higher fuel and power cost primarily due to market prices and higher power purchased from third parties at our Mexican operations, 2) $67.2 million of higher labor, material repair and other production cost, mostly due to the restoration of the Buenavista production, 3) $10.4 million of higher workers’ participation because of higher pre-tax earnings and 4) $11.0 million of higher cost of material purchased from third parties.

Cost of sales (exclusive of depreciation, amortization and depletion) in the six months ended June 30, 2011 was $1,432.8 million compared with $1,042.5 million in the same period of 2010.  The increase of $390.3 million was primarily due to the following: 1) $89.8 million of higher fuel and power cost due to market prices and higher power purchased from third parties at our Mexican operations, 2) $116.5 million of higher labor, material repair and other production cost, principally due to the restoration of the Buenavista production, 3) $11.3 million of higher workers’ participation due to higher pre-tax earnings and 4) $220.8 million of higher cost of material purchased from third parties, principally at our Peruvian operations.

Non-Operating Income (Expense):

Non-operating income and expense were an expense of $36.7 million and $81.2 million in the three and six month periods ended June 30, 2011, respectively, compared to an expense of $50.2 million and $70.6 million in the comparable periods of 2010.

The $13.5 million decrease in the second quarter of 2011 is principally due to: 1) $6.4 million gain on the sale of non-operating properties at our Mexican and Peruvian operations, 2) a $3.6 million contribution to the regional development at our Peruvian operations in 2010, there was no contribution in 2011 as the obligation expired in 2010, and 3) $1.2 million of lower legal fees at our Peruvian operations.

The $10.6 million increase in expense in the first six months of 2011 is due to 1) $24.7 million of higher interest expense which increased in the 2011 period due to the issuance of $1.5 billion fixed rate unsecured notes at an average interest rate of 5.4% in April 2010, partially offset by 2) $6.4 million of gain on the sale of non-operating properties at our Mexican and Peruvian operations, 3) $5.8 million for a contribution to the regional development at our Peruvian operations in 2010, there was no contribution in 2011 as the obligation expired in 2010, and 4) $1.2 million of lower legal fees at our Peruvian operations in 2011.

Income taxes: The income tax provision for the first six months of 2011 and 2010 were $540.0 million and $378.1 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 32.1% for the first six months of 2011 as compared to 35.1% in the first six months of 2010.  The decrease in the effective tax rate for the first six months of 2011 is due to an increase in earnings from the Mexican operations, as a result of the restart of the Buenavista mine, that are taxed at 30% as compared to the Peruvian earnings that are taxed at 35%.

In March 2009, Grupo Mexico, through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of our common stock.  As a result of this new level of ownership, beginning in March 2009, our operating result is included in the AMC consolidated U.S federal income tax return.  In addition to now holding an 80% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  Current and deferred taxes are allocated to members of the AMC group as if each were a separate taxpayer.  We have initiated discussions with AMC to put in place a tax sharing agreement in order to establish this allocation as well as other procedures and policies necessary for an equitable management of U.S. federal income tax matters.  We provide current and deferred income taxes, as if we were a separate filer.

Segment Results Analysis:

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the second quarter and the six months ended June 30, 2011 and 2010 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2011	2010	Value	%	2011	2010	Value	%
Net sales	$792.7	$738.2	$54.5	7.4%	$1,613.8	$1,460.0	$153.8	10.5%
Operating costs and expenses	(411.9)	(350.4)	(61.5)	(17.6)%	(898.7)	(680.9)	(217.8)	(32.0)%
Operating income	$380.8	$387.8	$(7.0)	(1.8)%	$715.1	$779.1	$(64.0)	(8.2)%

Second quarter:

Net sales in the second quarter of 2011 were $792.7 million compared with $738.2 million in the second quarter of 2010.  The increase of $54.5 million was primarily the result of higher market prices, partially offset by lower metal sales volume.  The second quarter 2011 period includes a realized loss on copper hedges of $4.4 million. There were no copper hedges in the second quarter of 2010.

Operating costs and expenses in the second quarter of 2011 increased by $61.5 million to $411.9 million from $350.4 million in the second quarter of 2010, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the second quarter of 2011 was $362.8 million compared to $303.0 million in the comparable 2010 period.  The principal elements of cost of sales, causing this increase, include the following: 1) $32.3 million of higher production cost, principally fuel and power cost due to change in market conditions and the cost of tires, labor and other repairs, 2) $2.4 million of higher mine royalties due to higher metal value, 3) $10.5 million of higher cost of copper purchased from third parties and 4) $22.6 million from inventory consumption.

Six months:

Net sales in the first six months of 2011 were $1,613.8 million compared with $1,460.0 million in the first six months of 2010.  The increase of $153.8 million was primarily the result of higher market prices, partially offset by a decrease in metal sales volume.  Copper sales volume decreased by about 40 million pounds and molybdenum by about three million pounds.  The first six months of 2011 period includes a realized loss on copper hedges of $22.6 million. There were no copper hedges in the first six months of 2010.

Operating costs and expenses in the first six months of 2011 increased by $217.8 million to $898.7 million from $680.9 million in the first six months of 2010, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first six months of 2011 was $800.3 million compared to $586.4 million in the comparable 2010 period an increase of $213.9 million.  The principal elements of cost of sales, causing this increase, include the following: 1) $166.8 million of higher cost of copper purchased from third parties, 2) $4.2 million of higher mine royalties and 3) $60.5 million of higher production cost, principally fuel and power due to change in market conditions and higher labor and repair material costs.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the second quarter and the six months ended June 30, 2011 and 2010 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2011	2010	Value	%	2011	2010	Value	%
Net sales	$900.8	$345.2	$555.6	161.0%	$1,570.6	$744.8	$825.8	110.9%
Operating costs and expenses	(338.7)	(225.5)	(113.2)	(50.2)%	(609.3)	(441.8)	(167.5)	(37.9)%
Operating income	$562.1	$119.7	$442.4	369.6%	$961.3	$303.0	$658.3	217.3%

Second quarter:

Net sales in the second quarter of 2011 were $900.8 million compared to $345.2 million in the second quarter of 2010.  The increase of $555.6 million was due to higher metal prices and higher metal sales volumes due to the restoration of the Buenavista production and the processing and sale of material from IMMSA, which were previously processed at the San Luis Potosi copper smelter.  The San Luis Potosi copper smelter was closed in 2010.  The second quarter 2011 period includes a realized loss on copper hedges of $4.2 million. There were no copper hedges in the second quarter of 2010.

Operating costs and expenses in the second quarter of 2011 increased by $113.2 million to $338.7 million from $225.5 million in the comparable 2010 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $110.1 million to $296.5 million in the second quarter of 2011 from $186.4 million in the same period of 2010.  The increase in cost of sales included: 1) $85.7 million of higher production cost, principally due to the restoration of the Buenavista production and higher fuel and power cost and 2) $16.7 million of higher workers participation due to the increase in earnings.

Six months:

Net sales in the first six months of 2011 were $1,570.6 million compared to $744.8 million in the first six months of 2010.  The increase of $825.8 million was due to higher metal prices and higher metal sales volumes due to the restoration of Buenavista production and the processing and sale of material from IMMSA which were previously processed at the San Luis Potosi copper smelter.  The first six months of 2011 period includes a realized loss on copper hedges of $21.7 million. There were no copper hedges in the first six months of 2010.

Operating costs and expenses in the first six months of 2011 increased by $167.5 million to $609.3 million from $441.8 million in the comparable 2010 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $163.3 million to $527.6 million in the first six months of 2011 from $364.3 million in the same period of 2010.  The increase in cost of sales included: 1) $133.6 million of higher production cost, principally due to the restoration of the Buenavista production and higher fuel and power cost and 2) $19.7 million of higher workers’ participation due to increased earnings.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the second quarter 2011 and 2010 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2011	2010	Value	%	2011	2010	Value	%
Net sales	$143.5	$123.3	$20.2	16.4%	$286.0	$266.2	$19.8	7.4%
Operating costs and expenses	(90.4)	(91.1)	0.7	0.8%	(171.6)	(195.1)	23.5	12.0%
Operating income	$53.1	$32.2	$20.9	64.9%	$114.4	$71.1	$43.3	60.9%

Second quarter:

Net sales increased by $20.2 million to $143.5 million in the second quarter of 2011 from $123.3 million in the second quarter of 2010.  The increase of 16.4% was primarily due to higher metal prices partially offset by lower copper, zinc and silver sales volume.  The copper sales volume decrease was primarily due to lower blister sales caused by the closing of the San Luis Potosi copper smelter; copper concentrates are now processed at the La Caridad smelter.  The lower zinc sales volume was due to the lack of production from the Santa Eulalia mine, which we expect will restore production by November 2011, and lower ore grades at the Charcas and Santa Barbara mines.

Operating costs and expenses in the second quarter of 2011 decreased by $0.7 million to $90.4 million from $91.1 million in the comparable 2010 period.  This decrease was primarily due to $2.8 million of lower cost of sales (exclusive of depreciation, amortization and depletion), net of $1.3 million of higher exploration at the Charcas and other IMMSA properties.

Six months:

Net sales in the first six months of 2011 were $286.0 million compared to $266.2 million in the same period of 2010.  This increase of $19.8 million in net sales was primarily due to higher metal prices, partially offset by lower copper, zinc and silver sales volume.  The copper sales volume decrease was primarily due to lower blister sales caused by the closing of the San Luis Potosi copper smelter; copper concentrates are now processed at the La Caridad smelter.  The lower zinc sales volume was due to lower production caused by the lack of production from the Santa Eulalia mine and lower ore grades at the Charcas and Santa Barbara mines.

Operating costs and expenses in the first six months of 2011 decreased by $23.5 million to $171.6 million from $195.1 million in the comparable 2010 period.  This decrease was primarily due to $26.5 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $26.5 million to $143.6 million in the first six months of 2011 from $170.1 million in the first six months of 2010.  The decrease was principally related to changes in inventory levels.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 14 — “Segments and related information” of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the six months ended June 30, 2011 and 2010 (in millions):

	Six months ended June 30,
	2011	2010	Variance
Net cash provided from operating activities	$717.8	$835.0	$(117.2)
Net cash used for investing activities	$(340.1)	$(189.7)	$(150.4)
Net cash provided from (used for) financing activities	$(1,131.4)	$725.5	$(1,856.9)

Net cash provided from operating activities:

The decrease of $117.2 million in the six months ended June 30, 2011 cash provided from operating activities, compared with the same period of 2010, was primarily due to an increase of $553.0 million in working capital needs, net of $439.7 million of higher earnings.  The increase in net income was primarily due to higher metal prices.

The six months ended June 30, 2011 and 2010 change in working capital includes (in millions):

	Six months ended June 30,
	2011	2010	Variance
Accounts receivable	$(132.0)	$18.9	$(150.9)
Inventories	(68.4)	9.7	(78.1)
Accounts payable and accrued liabilities	(351.2)	(52.7)	(298.5)
Other operating assets and liabilities	2.8	26.7	(23.9)
Total	$(548.8)	$2.6	$(551.4)

Six months ended June 30, 2011:

In the first six months of 2011 net income was $1,140.3 million.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $143.5 million, which increased operating cash flow and $16.5 million of deferred income tax benefit, which decreased operating cash flow.

In addition, in the first six months of 2011 an increase in working capital decreased operating cash flow by $548.8 million.  The increase in accounts receivable value was principally due to higher sales in the period as a result of added production from Buenavista and higher metal prices.  The increase in inventory was primarily due to the increase in copper in process at our Mexican operations due to the restoration of production at the Buenavista mine and a temporary increase in anodes in process at the Ilo smelter at our Peruvian operations. The decrease in accounts payable and accrued liabilities was primarily due to the income tax and workers’ participation payments.

Six months ended June 30, 2010:

In the first six months of 2010 net income was $700.5 million.  Significant items added to (deducted from) arrive to operating cash flow included, depreciation, amortization and depletion of $138.8 million, which increased operating cash flow and $14.5 million of deferred income tax benefit, which decreased operating cash flow.

In addition, in the first six months of 2010 a decrease in working capital increased operating cash flow by $2.6 million.  The decrease in accounts receivable value was principally due to lower metal production and sales volumes.  The decrease in accounts payable and accrued liabilities was primarily due to the workers’ participation payments.

Net cash used for investing activities:

Six months ended June 30, 2011:

Net cash used for investing activities in the first six months of 2011 included $183.6 million for capital expenditures.  The capital expenditures included $60.0 million of investments at our Peruvian operations, $9.5 million for the Tia Maria project, $5.1 million for the Toquepala expansion project, $4.4 million for the Cuajone expansion project and $41.0 million for various other replacement expenditures.  In addition, we spent $123.6 million for replacement assets at our Mexican operations, $106.3 million of which was at our Mexican open-pit operations, $16.3 million at our IMMSA unit and $1.0 million at our administrative office in Mexico City.  The first six months of 2011 investment activities also include a net purchase of short-term investments of $149.5 million, $15.9 million of our share of the investment in the development of the Tantahuatay gold project and $8.9 million of proceeds from the sale of non operating properties.

Six months ended June 30, 2010:

Net cash used for investing activities in the first six months of 2010 included $168.3 million for capital expenditures.  The capital expenditures included $134.5 million of investments at our Peruvian operations, $88.7 million for the Tia Maria project, $9.8 million for the Toquepala expansion project, and $36.0 million for various other replacement expenditures.  In addition, we spent $33.8 million for replacement assets at our Mexican operations, $22.9 million of which was at our Mexican open-pit operations, $10.2 million at our IMMSA unit and $0.7 million at our administrative office in Mexico City.  The first six months of 2010 also include a net purchase of short-term investments of $26.7 million and $5.3 million of proceeds from the sale of non operating properties.

Net cash provided from (used for) financing activities:

Net cash used for financing activities in the first six months of 2011 was $1,131.4 million, compared with $725.5 million of net cash provided from financing activities in the first six months of 2010.  The first six months of 2011 include a dividend distribution of $969.0 million, compared with a distribution of $748.0 million in the same period of 2010.  Also, the first six months of 2011 include cash used to repurchase 4.6 million shares of our common shares at a cost of $148.0 million and $5.3 million used for the repurchase of Series B Yankee bonds.  Both periods include $5.0 million of amortization of the Mitsui loan.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On May 18, 2011, we paid a quarterly dividend of 56 cents per share, totaling $476.0 million.  On July 28, 2011, our Board of Directors authorized a quarterly dividend of 62 cents per share, expected to total $524.2 million, to be paid on August 31, 2011 to SCC shareholders of record at the close of business on August 17, 2011.

Financing:

In February 2011, we repurchased $5.3 million of the Series B Yankee bonds at a premium of $1.4 million which is included in the condensed consolidated statement of earnings on the line “other income (expenses)”.

Capital Investments and Exploration Programs:

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

Contractual Obligations:

There was no material change in our contractual obligations in the first six months of 2011.  Please refer to item 7 in our 2010 annual report on Form 10-K for further information regarding our contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Second quarter 2011		Second quarter 2010
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$695.9	2.223	$531.5	2.159
Add:
Selling, general and administrative	25.7	0.082	22.0	0.089
Treatment and refining charges	14.3	0.046	10.2	0.041
By-product revenues (1)	(406.1)	(1.297)	(312.6)	(1.270)
Net revenue on sale of metal purchased from third parties	(3.5)	(0.011)	(6.9)	(0.028)
Less:
Workers’ participation	(64.6)	(0.206)	(54.1)	(0.220)
Cost of metal purchased from third parties	(87.3)	(0.279)	(76.3)	(0.310)
Royalty charge and other, net	(55.8)	(0.179)	(14.0)	(0.055)
Inventory change	(3.8)	(0.012)	(34.6)	(0.141)
Operating cash cost	$114.8	0.367	$65.2	0.265
Less by-product revenues and net revenue on sale of metal purchased from third parties	409.6	1.308	$319.5	1.298
Operating cash cost, without by-product revenues and net revenue on sale of metal purchased from third parties	$524.4	1.675	$384.7	1.563
Total pounds of copper produced (in millions)	313.1		246.2

(1)    Includes net by-product sales revenue and premiums on sales of refined products.

	First six months 2011		First six months 2010
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$1,432.8	$2.472	$1,042.5	2.168
Add:
Selling, general and administrative	50.3	0.087	43.7	0.091
Treatment and refining charges	24.4	0.042	18.8	0.039
By-product revenues (1)	(778.7)	(1.343)	(696.8)	(1.449)
Net revenue on sale of metal purchased from third parties	(10.4)	(0.018)	(9.8)	(0.020)
Less:
Workers’ participation	(122.5)	(0.211)	(111.2)	(0.231)
Cost of metal purchased from third parties	(378.7)	(0.653)	(157.9)	(0.328)
Royalty charge and other, net	(121.7)	(0.211)	(79.2)	(0.166)
Inventory change	84.2	0.145	(19.4)	(0.040)
Operating cash cost	$179.7	0.310	$30.7	0.064

Less by-product revenues and net revenue on sale of metal purchased from third parties	$789.1	1.361	$706.6	1.469
Operating cash cost, without by-product revenues and net revenue on sale of metal purchased from third parties	$968.8	1.671	$737.3	1.533
Total pounds of copper produced (in millions)	579.7		480.9

(1)Includes net by-product sales revenue and premiums on sales of refined products

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2011, the Financial Accounting Standard Board (“FASB”) issued the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”).

ASU No. 2011-04: On May 12, 2011, the FASB, together with the International Accounting Standard Board (IASB), jointly issued ASU No. 2011-04 ¨Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in USGAAP and International Financial Reporting Standards (IFRS) ¨ an amendment of ASC topic 820 ¨Fair value measurement¨. The adoption of ASU 2011-04 gives fair value the same meaning between USGAAP and IFRS, and improves consistency of disclosures relating to fair value.

The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.

This ASU includes more disclosure requirement for Level 3 fair value measurements:

•                  Quantitative information of the unobservable inputs and assumptions used.

•                  Description of the valuation processes used by the reporting entity.

•                  Information about the sensitivity of a fair value measurement to changes in unobservable inputs and any interrelationships between those unobservable inputs, if any.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 with no early application permitted.

ASU No. 2011-05: On June 16, 2011, the FASB issued the ASU No. 2011-05 “Presentation of Comprehensive Income,” an amendment of ASC topic 220 “Comprehensive Income.” The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.

The amendments require all entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

These changes apply to both annual and interim financial statements. They should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2011 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.5	$22.2	$1.1	$7.8

Foreign currency exchange risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Peru:
Peruvian inflation rate	0.8%	0.5%	2.3%	1.4%
Nuevo sol/dollar devaluation/(appreciation) rate	(2.0)%	(0.5)%	(2.1)%	(2.2)%

Mexico:
Mexican inflation rate	(0.8)%	(1.0)%	0.3%	1.4%
Peso / dollar devaluation/(appreciation) rate	(1.1)%	1.6%	(4.2)%	(3.1)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2011 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$14.8
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	(18.0)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	24.3
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(19.9)

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at June 30, 2011, a change in interest rates of one percent (or 100 basis points) would impact net income and cash flows by $0.1 million annually.  Most of our debt is at fixed rates.

We are also exposed to market risk associated with changes in foreign currency exchange rates as certain costs incurred are in currencies other than our functional currency.  To manage the volatility related to the risk, we may enter into forward exchange contracts, currency swaps or other currency hedging arrangements.

Derivative instruments:

As part of our risk management policy, we occasionally use derivative instruments to (i) safeguard the corporate assets; (ii) insure the value of our future revenue stream, and (iii) lessen the impact of unforeseen market swings of our sales revenues.  To comply with these objectives we, from time to time, enter into commodity price derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing us to market risk.

Copper swaps:

In the last quarter of 2010 and in 2011, we entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect our sales value of a portion of our 2011 and first quarter 2012 copper sales as shown below.  These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the condensed consolidated statement of earnings and included in operating activities on the condensed consolidated statement of cash flows.  The unrealized gains and losses are recorded in other comprehensive income until settlement.

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

The following table summarizes the copper derivative activity related to copper sales transactions realized in the second quarter and the first six months of 2011 (the Company held no copper derivatives for the first six months of 2010):

	Second Quarter 2011	First Six months of 2011
Zero cost collar contracts:
Pounds (in millions)	105.8	211.6
Average LME cap price	$4.84	$4.84
Average LME floor price	$3.02	$3.02
Swap contracts:
Pounds (in millions)	112.4	232.0
Weighted average COMEX price	$4.08	$4.08

Realized loss on copper derivatives (pre-tax)(in millions)	$8.6	$44.3

As of June 30, 2011 we held copper derivative contracts to protect a portion of our copper sales for the remaining six months of 2011 and the first quarter 2012, as follows:

	2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	211.6	46.3
Average LME cap price	$4.84	$5.18
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30%	13%
Accumulated unrealized loss recognized in other comprehensive income (net of taxes of $5.4 million and $- million, respectively) (in millions)	$8.5	$—

Swap contracts:
Pounds (in millions)	224.9
Weighted average COMEX price	4.08
Estimated % of copper sales covered	32%
Accumulated unrealized loss recognized in other comprehensive income net of taxes of $17.6 million (in millions)	$28.0

Transactions under these metal price protection programs are accounted for as cash flow hedges under ASC 815-30 “Derivatives and Hedging-Cash Flow Hedges” (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) as they meet the requirements for this treatment and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in other comprehensive income until settlement, at which time the gain or loss, if realized, is reclassified to net sales in the condensed consolidated statements of earnings.

Provisionally priced sales:

At June 30, 2011, we have recorded provisionally priced sales of 75.5 million pounds of copper, at an average forward price of $4.27 per pound.  Also we have recorded provisionally priced sales of 9.0 million pounds of molybdenum at the June 30, 2011 market price of $15.55 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 7 to our condensed consolidated financial statements.

Short-term Investment:

Short-term investments were as follows (in millions):

	June 30, 2011	December 31, 2010
Trading securities	$216.4	$66.9
Weighted average interest rate	2.02%	1.14%

Available for sale	$9.0	$9.3
Weighted average interest rate	0.37%	1.01%
Total	$225.4	$76.2

Trading securities: consist of bonds issued by public companies and US financial institutions.  Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2011 and December 31, 2010, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2011 and December 31, 2010, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2011		2010		2011		2010
Trading securities:
Interest earned	$1.0		$0.1		$1.4		$0.1

Available for sale:
Interest earned	(*	)	(*	)	(*	)	0.1
Investment redeemed	0.4		7.7		0.8		11.2

(*)Less than $0.1 million

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2011, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

August 5, 2011

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

The following contains information that supplement the risk factors included in our Annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 01, 2011.

General Risks Relating to Our Business

Peruvian economic and political conditions may have an adverse impact on our business.

In June 2011 Peru elected a new president.  On June 23, 2011, the Peruvian president-elect Ollanta Humala received his credentials from the head of the national election authority.  Mr. Humala won a run-off election on June 5, 2011 and took office on July 28, 2011.  Also, in recent months there were some social disturbances against mining activity in several regions of the country.

It is possible that the new administration will introduce new tax and fiscal policies in Peru and that these policies could affect our operations and profitability.  We cannot provide assurance that changes if any will not have a material adverse impact on our financial condition.

Our new mining or metal production projects may be suspended or subject to additional costs due to community actions and other factors

In 2009, we submitted to MINEM our EIA for evaluation and approval.  On March 28, 2011, according to the regular procedure, remarks and observations to the EIA were submitted by some concerned parties as part of the EIA approval process, and were delivered to us in order to be addressed.  On April 5, 2011, in light of protests and disruptions carried out by a small group of activists who allege, among other things, that the Tia Maria project will result in severe environmental contamination and the diversion of water resources that are for agricultural use, MINEM issued a resolution suspending the approval process of the Tia Maria EIA for a period of 180 days.  Later, on April 8, 2011, in light of further protests MINEM issued a new resolution annulling such decision, and declaring the EIA inadmissible.  This resolution was appealed by us to the Mining Council, a government appointed board that resolves mining administrative disputes.Even though the EIA process is suspended, we have provided to MINEM our answers to all the observations submitted by the concerned parties as part of the EIA approval process.  We believe that the government’s action is without legal merit and was motivated to a large extent by political considerations, as the presidential election process was taking place at that time in Peru.  We are willing to readdress the status of the Tia Maria project with the new government as soon as practical.  The new president-elect took office on July 28, 2011.

We have legal and valid title to the Tía Maria mining concessions and none of above noted activities have in any way challenged, revoked, impaired or annulled our legal rights to the Tia Maria mining concessions and/or the over lapping surface land titles acquired in the past.  All our property rights on these areas are in full force.

The Tia Maria project comprises an investment of over $1,000 million, which will generate 4,000 new jobs during the construction phase and 4,100 direct and indirect permanent jobs. The estimated annual production of the project is 120,000 tons of copper cathodes, all obtained through a leaching process (SXEW). The project would significantly increase Peruvian exports and generate important contributions to the Peruvian economy through income taxes and mining royalties, as well as payroll taxes, custom duties, mining rights and other levies.  In addition, we plan to invest in social responsibility programs in the Arequipa region similar to those established in the communities nearby the current Peruvian operations of Toquepala, Cuajone and Ilo.

We are confident that we will complete the Tia Maria project and will begin copper mining and production activities at Tia Maria once the necessary approvals are received.  The SXEW leaching technologies and processes to be employed at the Tia Maria facility have been widely developed in Peru and other countries and have been demonstrated to comply with environmental regulations with no adverse impact on the air, soil or water.

However, in view of the suspension of this project, we have reviewed the carrying value of this asset to ascertain whether impairment exists.  Total spending on the project, through June 30, 2011, is $442 million.  As the project is currently suspended much of the equipment is being used at our mining operations in Toquepala and Cuajone.  Should the Tia Maria project not restart, we are confident that the project equipment will continue to be used in this manner.  While we may incur additional costs due to the delay, we believe that an impairment loss, if any, will not be material.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program. On July 28, 2011 the Company´s Board of Directors approved an increase of the SCC share repurchase program, from $500 million to $1.0 billion.  The Board of Directors also confirmed the Company’s purchase of 4.6 million shares of its common shares at a cost of $148.0 million in the second quarter of 2011.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $32.87	millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7

2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9

2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5

2011:
05/01/11	05/31/11	14,400	37.06	33,452,150		0.5
06/01/11	06/30/11	4,567,520	32.30	38,019,670		147.5
Total second quarter		4,581,920	32.32		5,929,726	148.0

Total purchased		38,019,670	$15.92	38,019,670		$605.1

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 80.4% as of June 30, 2011.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005 (Filed as Exhibit 3.1 to the Company’s 2005 Quarterly Report on Form 10-Q for the third quarter and incorporated herein by reference). (b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 2, 2006) (Filed as Exhibit 3.1 to Registration Statement on Form S-4, File No. 333-135170), filed on June 20, 2006 and incorporated herein by reference). (c) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 28, 2008). (Filed as Exhibit 3.1 to the Company’s 2008 Quarterly Report on Form 10-Q for the second quarter and incorporated herein by reference).

3.2	By-Laws, as amended on January 27, 2011 (Filed as Exhibit 3.2 to the Company’s 2010 Annual Report on Form 10-K incorporated herein by reference).

4.1

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated by reference.

4.2

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and, The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of

Earnings for the three and six months ended June 30, 2011 and 2010; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2011 and 2010; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 5, 2011

/s/ Genaro Guerrero
Genaro Guerrero Chief Financial Officer
Vice President, Finance and Chief Financial Officer

August 5, 2011

SOUTHERN COPPER CORPORATION

List of Exhibits

Exhibit No.	Description of Exhibit

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005 (Filed as Exhibit 3.1 to the Company’s 2005 Quarterly Report on Form 10-Q for the third quarter and incorporated herein by reference). (b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 2, 2006) (Filed as Exhibit 3.1 to Registration Statement on Form S-4, File No. 333-135170), filed on June 20, 2006 and incorporated herein by reference). (c) Certificate of Amendment of Amended and Restated Certificate of Incorporation (dated May 28, 2008). (Filed as Exhibit 3.1 to the Company’s 2008 Quarterly Report on Form 10-Q for the second quarter and incorporated herein by reference).

3.2	By-Laws, as amended on January 27, 2011 (Filed as Exhibit 3.2 to the Company’s 2010 Annual Report on Form 10-K incorporated herein by reference).

4.1

Indenture governing U.S.$200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference.

4.2

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and, The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2011 and 2010; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2011 and 2010; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.