Form 10-Q
period 2011-09-30
SOUTHERN COPPER CORP/
filed 2011-11-09
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

As of October 31, 2011 there were outstanding 840,980,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2011 and 2010	3

	Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010	4

	Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010	5

	Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-53

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	54-56

Item 4.	Controls and procedures	57

	Report of Independent Registered Public Accounting Firm	58

Part II. Other Information:

Item 1.	Legal Proceedings	59

Item 1A.	Risk factors	59

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	60

Item 6.	Exhibits	61-63

	Signatures	64

	List of Exhibits	65-67

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements for the three and nine months ended September 30, 2011 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v)the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronic-lly with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net sales	$1,745,906	$1,257,864	$5,149,423	$3,650,509
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	677,258	550,803	2,110,095	1,589,458
Selling, general and administrative	24,376	23,148	74,692	70,642
Depreciation, amortization and depletion	72,506	72,144	216,048	210,916
Exploration	9,675	8,871	25,040	27,401
Total operating costs and expenses	783,815	654,966	2,425,875	1,898,417

Operating income	962,091	602,898	2,723,548	1,752,092

Interest expense	(48,506)	(49,816)	(144,367)	(118,654)
Capitalized interest	1,742	—	4,035	—
Other income (expense)	(1,374)	(9,180)	4,774	(14,236)
Interest income	3,614	2,015	9,859	5,395
Income before income taxes	917,567	545,917	2,597,849	1,624,597

Income taxes	252,507	178,717	792,523	556,859

Net income	665,060	367,200	1,805,326	1,067,738

Less: Net income attributable to the non-controlling interest	2,021	2,029	5,874	5,936

Net income attributable to SCC	$663,039	$365,171	$1,799,452	$1,061,802

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.79	$0.43	$2.12	$1.25
Dividends paid	$0.62	$0.37	$1.76	$1.25
Weighted average common shares outstanding - basic and diluted	843,769	850,000	847,546	850,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$665,060	$367,200	$1,805,326	$1,067,738

Other comprehensive income (loss) net of tax:
Derivative instruments classified as cash flow hedge:
Decrease in prior period accumulated unrealized loss (net of income tax of $31.0 million and $62.3 million, respectively)	49,172	—	111,000	—
Unrealized gain in the period (net of income tax of $26.1 million)	41,375		41,375
Add:
Realized (gain) loss included in net income (net of income tax of $8.0 million and $(9.1) million, respectively)	(12,684)	—	14,528	—
Unrealized net gain on derivative instruments classified as cash flow hedges	77,863	—	166,903	—

Comprehensive income	$742,923	$367,200	$1,972,229	$1,067,738

Comprehensive income attributable to the non-controlling interest	2,346	2,029	6,451	5,936
Comprehensive income attributable to SCC	$740,577	$365,171	$1,965,778	$1,061,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2011	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,243,135	$2,192,677
Short-term investments	535,753	76,209
Accounts receivable trade	571,171	671,745
Accounts receivable other (including related parties 2011 - $3,754 and 2010 - $32,700)	236,625	76,284
Inventories	623,895	540,988
Deferred income tax	62,314	63,935
Other current assets	58,242	117,170
Total current assets	3,331,135	3,739,008

Property, net	4,210,124	4,094,993
Long-term leach stockpiles	83,303	29,668
Intangible assets, net	110,849	112,352
Deferred income tax	102,348	43,900
Other assets	161,821	108,098
Total assets	$7,999,580	$8,128,019

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	331,159	558,661
Accrued income taxes	136,476	266,241
Due to affiliated companies	12,750	4,665
Deferred income tax	11,516	—
Accrued workers’ participation	204,101	222,432
Accrued interest	62,974	60,062
Other accrued liabilities	27,203	16,957
Total current liabilities	796,179	1,139,018

Long-term debt	2,740,585	2,750,401
Deferred income taxes	119,775	113,232
Non-current taxes payable	63,695	77,830
Other liabilities and reserves	87,696	78,070
Asset retirement obligation	61,643	59,059
Total non-current liabilities	3,073,394	3,078,592

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,039,885	1,034,764
Retained earnings	3,903,782	3,595,983
Accumulated other comprehensive income (loss)	40,480	(126,423)
Treasury stock	(883,687)	(622,722)
Total SCC stockholders’ equity	4,109,306	3,890,448
Non-controlling interest	20,701	19,961
Total equity	4,130,007	3,910,409

Total liabilities and equity	$7,999,580	$8,128,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net income	$665,060	$367,200	$1,805,326	$1,067,738
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	72,506	72,144	216,048	210,916
Re-measurement loss (income)	(8,931)	6,282	(3,278)	13,888
Provision (benefit) for deferred income taxes	(81,687)	(32,311)	(98,189)	(46,823)
Gain on sale of property	(305)	—	(6,715)	—
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	72,194	(17,314)	(59,767)	1,634
Inventories	(14,459)	18,405	(82,907)	28,094
Accounts payable and accrued liabilities	189,075	127,561	(299,605)	74,806
Other operating assets and liabilities	(25,213)	(8,102)	115,113	18,606
Net cash provided from operating activities	868,240	533,865	1,586,026	1,368,859

INVESTING ACTIVITIES
Capital expenditures	(153,394)	(112,885)	(337,038)	(281,173)
Purchase of short-term investments, net	(310,280)	(8,944)	(459,643)	(35,688)
Investment in properties accounted for on equity method	(8,504)	—	(24,415)	—
Sale of property	1,424	1,235	10,279	6,582
Net cash used for investing activities	(470,754)	(120,594)	(810,817)	(310,279)

FINANCING ACTIVITIES
Debt incurred	—	—	—	1,489,674
Debt repaid	—	—	(10,250)	(5,000)
Capitalized debt issuance cost	—	(676)	—	(8,831)
Dividends paid to common stockholders	(522,649)	(314,500)	(1,491,653)	(1,062,498)
Distributions to non-controlling interest	(1,350)	(1,689)	(4,955)	(4,660)
Repurchase of common shares	(110,290)	(35)	(258,358)	(415)
Other	1,505	151	1,001	518
Net cash (used for) provided from financing activities	(632,784)	(316,749)	(1,764,215)	408,788

Effect of exchange rate changes on cash and cash equivalents	24,592	(4,447)	39,464	(2,976)
Increase (decrease) in cash and cash equivalents	(210,706)	92,075	(949,542)	1,464,392
Cash and cash equivalents, at beginning of period	1,453,841	2,144,623	2,192,677	772,306
Cash and cash equivalents, at end of period	$1,243,135	$2,236,698	$1,243,135	$2,236,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company”, “Southern Copper” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2011 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2011 and 2010.  The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (USGAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2010 and notes included in the Company’s 2010 annual report on Form 10-K.

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS:

In the nine months ended September 30, 2011 the Company adopted the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (“FASB”).

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

NOTE 3 — AMC’s EXCHANGE OFFER PROPOSAL:

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

On October 28, 2011, AMC announced, in light of recent discussions with the special committee of independent directors, that it had withdrawn the proposed transaction to combine AMC and Southern Copper.

NOTE 4 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30, 2011	At December 31, 2010
Trading securities	$528.3	$66.9
Weighted average interest rate	1.71%	1.14%

Available for sale	$7.5	$9.3
Weighted average interest rate	0.32%	1.01%
Total	$535.8	$76.2

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at September 30, 2011 and December 31, 2010, included corporate bonds and asset and mortgage backed obligations.  As of September 30, 2011 and December 31, 2010, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2011		2010	2011		2010
Trading securities:
Interest earned	$1.2		$0.1	$2.9		$0.2

Available for sale:
Interest earned	(*	)	0.1	(*	)	0.1
Investment redeemed	$0.9		$3.0	$1.7		$14.2

(*) Less than $0.1 million

NOTE 5 - INVENTORIES:

Inventories were as follows:

(in millions)	At September 30, 2011	At December 31, 2010
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$108.3	$67.9
Work-in-process	259.0	227.6
Supplies at average cost	256.6	245.5
Total current inventory	$623.9	$541.0

Inventory, long-term
Long-term leach stockpiles	$83.3	$29.7

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

During the nine months ended September 30, 2011 total leaching costs capitalized as long-term inventory of leachable material amounted to $87.1 million. There was no capitalization during the nine months ended September 30, 2010.  Long-term leaching inventories recognized as cost of sales amounted to $33.6 million and $31.2 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2011 and 2010 were as follows ($ in millions):

	2011	2010
Income tax provision	$792.5	$556.9
Effective income tax rate	30.5%	34.3%

These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on the effective tax rate of 30.5% for the nine months of 2011 as compared to 34.3% in the nine months of 2010.  The decrease in the effective tax rate for the nine months of 2011 was principally due to adjustments resulting from the finalization of the 2010 U.S. federal income tax return in the third quarter of 2011 and an increase in earnings from the Mexican operations, which have a lower income tax rate than the Peruvian and U.S. income tax rates.  The Mexican operations higher earnings result from the restart of the Buenavista mine.

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

During the second quarter of 2011 the Company and the Internal Revenue Service concluded the United States federal income tax audit of the years 2005, 2006 and 2007. As a result the Company considers all uncertain tax positions from this audit to be effectively settled.  The decrease in the unrecognized tax benefit from the amount reported at December 31, 2010, as a result of this event, is approximately $26.0 million and was recorded in the second quarter of 2011.

NOTE 7 — PROVISIONALLY PRICED SALES:

At September 30, 2011, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2011 market price per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2011:

Copper (million lbs.)	Priced at (per pound)	Month of Settlement
54.2	$3.18	October 2011
16.4	3.18	November 2011
70.6	$3.18

Molybdenum (million lbs.)	Priced at (per pound)	Month of Settlement
3.2	$14.40	October 2011
3.4	14.40	November 2011
2.6	14.40	December 2011
0.7	14.40	January 2012
9.9	$14.40

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

Copper hedges:

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

The following table summarizes the copper derivative activity related to copper sales transactions realized in the third quarter and in the nine months ended September 30, 2011 (the Company held no copper derivatives in the nine months of 2010):

	Third quarter 2011	Nine months ended September 30, 2011
Zero cost collar contracts:
Pounds (in millions)	105.8	317.5
Average LME cap price	$4.84	$4.84
Average LME floor price	$3.02	$3.02

Swap contracts:
Pounds (in millions)	99.2	331.2
Weighted average COMEX price	$4.08	$4.08

Realized gain (loss) on copper derivatives (pre-tax)(in millions)(*)	$20.7	$(23.7)

(*)Realized gains and losses include a gain of $23.9 million recognized in the third quarter of 2011 resulting from the unwinding of copper swap positions covering 13.2 million pounds of third quarter 2011 copper sales and 52.9 million pounds of fourth quarter 2011 copper sales.

As of September 30, 2011 the Company held copper derivative contracts to protect a portion of its copper sales for the fourth quarter 2011 and the first quarter 2012, as follows:

	4th quarter 2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	105.8	46.3
Average LME cap price	$4.84	$5.18
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30.2%	12.7%
Accumulated unrealized gain recognized in other comprehensive income (net of taxes of $3.9 million and $8.6 million, respectively) (in millions)	$6.3	$13.5

Swap contracts:
Pounds (in millions)	59.5
Weighted average COMEX price	$4.02
Estimated % of copper sales covered	17.0%
Accumulated unrealized gain recognized in other comprehensive income (net of taxes of $13.6 million) (in millions)	$21.6

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

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2011 and 2010 (in millions):

	2011	2010
Balance as of January 1	$59.1	$48.9
Changes in estimates	—	7.2
Additions	—	1.6
Accretion expense	2.5	2.4
Balance as of September 30,	$61.6	$60.1

NOTE 10 — RELATED PARTY TRANSACTIONS:

Receivable and payable balances with related parties are shown below (in millions):

	As of
	September 30, 2011	December 31, 2010
Affiliate receivable:
Grupo Mexico, S.A.B de C.V. and affiliates	$0.7	$0.8
Mexico Proyectos y Desarrollos S.A de C.V. and affiliates	3.0	—
Asarco LLC	—	31.9
	$3.7	$32.7
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$2.7	$2.3
Ferrocarril Mexicano S.A. de C.V.	1.7	0.1
Asarco LLC	6.4	—
Mexico Transportes Aereos S.A de C.V. (“Mextransport”)	1.1	0.4
Mexico Proyectos y Desarrollos S.A de C.V. and affiliates	—	0.9
Consorcio Tricobre	—	0.5
Higher Technology S.A.C.	—	0.1
Breaker S.A. de C.V	0.8	0.3
Pigoba S.A. de C.V	—	0.1
Other	0.1	—
	$12.8	$4.7

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

Purchase Activity:

The following table summarizes the purchase activity with related parties in the nine months ended September 30, 2011 and 2010 (in millions):

	Nine months ended September 30,
	2011	2010
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$10.4	$10.3
Asarco LLC	17.2	—
Ferrocarril Mexicano, S.A de C.V.	8.9	2.2
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.5	0.2
Consorcio Tricobre	0.5	2.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	23.7	21.8

Other Larrea family companies:
Mexico Compania de Productos Automotrices, S.A. de C.V.	0.2	1.9
Mextransport	1.9	2.4

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	1.6	2.3
Servicios y Fabricaciones Mecanicas S.A.C.	0.5	0.2
Sempertrans France Belting Technology	0.2	0.3
PIGOBA, S.A. de C.V.	0.2	0.5
Breaker, S.A. de C.V.	4.4	0.5
Total purchased	$70.2	$45.5

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

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollos S.A. de C.V and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V., these three companies are subsidiaries of Grupo Mexico.

In 2010, the Company made donations of $0.8 million to Fundación Grupo Mexico, an organization dedicated to promoting social and economic development of the communities close to our Mexican operations.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre, a Peruvian company in which Servicios de Ingenieria Consutec, S.A. de C. V., a subsidiary of Grupo Mexico, has 42.7% participation.

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

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation.  In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by México Compania de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family and which is currently in liquidation.

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by MexTransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  One of these loans has been repaid and the remaining loan requires semi-annual repayments.  Conditions and balance as of September 30, 2011 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at September 30, 2011 (in millions)	$2.6

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

Sales Activity:

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates, and to Perforadora Mexico S.A.P.I de C.V., both subsidiaries of Grupo Mexico.

The following table summarizes the sales activity in the three and nine months ended September 30, 2011 (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011	2010
Asarco		$16.3			$3.4		$68.8	$8.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates		$0.1			$0.1		$0.4	$0.3
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	$	(*	)	$	(*	)	$0.1	$0.1

(*) Less than $0.1 million

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 11 - FINANCING:

In February 2011, the Company repurchased $5.2 million of the Series B Yankee bonds and paid a premium of $1.4 million which is included in the condensed consolidated statement of earnings in “other income (expense).”

NOTE 12 — BENEFIT PLANS:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the nine months ended September 30, 2011 and 2010 are as follows (in millions):

	2011	2010
Interest cost	$0.4	$0.5
Expected return on plan assets	(0.5)	(0.5)
Amortization of net loss (gain)	0.1	—
Net periodic benefit costs	$—	$—

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the nine months ended September 30, 2011 and 2010 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the nine months ended September 30, 2011 and 2010 are as follows (in millions):

	2011	2010
Interest cost	$0.5	$1.2
Service cost	0.8	1.5
Expected return on plan assets	(2.5)	(2.2)
Amortization of transition assets, net	(0.1)	—
Amortization of net actuarial loss	(1.1)	(0.7)
Amortization of prior services cost	—	0.1
Net periodic benefit cost	$(2.4)	$(0.1)

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic cost for the nine months ended September 30, 2011 and 2010 are as follows (in millions):

	2011	2010
Interest cost	$2.8	$3.2
Service cost	—	0.3
Amortization of net loss (gain)	—	0.1
Amortization of transition obligation	1.1	1.0
Net periodic benefit cost	$3.9	$4.6

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

Environmental capital expenditures in the nine months ended September 30, 2011 and 2010 were as follows (in millions):

	2011	2010
Peruvian operations	$1.7	$5.0
Mexican operations	7.7	7.5
	$9.4	$12.5

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

In relation to the aforementioned, on January 28, 2011, Article 180 of the General Law was amended.  This amendment, gives an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that harm may be caused.

As a result of the amendment, more legal actions supported or sponsored by non-governmental groups, interested in halting projects, and not necessarily in protecting the rights of affected communities may be filed against companies operating in all industrial sectors, including the mining sector.

In addition, on August 30, 2011 amendments to the Civil Federal Procedures Code (CFPC) were published in the Official Gazette and will be effective on February 29, 2012.  These amendments establish three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived.  The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $18.5 million through September 30, 2011.  The Company expects to remediate the site and promote an urban development to generate a net gain in the disposal of the property.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other laws and regulations.

The Company also believes that continued compliance with environmental laws of Mexico and Peru will not have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects or will not result in material capital expenditures.

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

On June 9, 2009, SCC’s Peruvian Branch filed an extraordinary appeal before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and other protective measures.  The civil court has now rendered a favorable decision suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons.  In view of this, and the civil court decision, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)        In addition there are filed against SCC’s Branch the following lawsuits which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Arenas Rodriguez and others, represented by Mr. Cornejo Flores, v. SCC’s Peruvian Branch (filed January 2009); Eduardo Chujutalli v. SCC’s Peruvian Branch (filed May 2011); Edgardo García Ataucuri, in representation of 216 SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Silvestre Macedo Condori v. SCC’s Peruvian Branch (filed June 2011) and Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011).  SCC’s Branch has answered the complaints and denied the validity of the claims.

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

Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  As of September 30, 2011, this case remained open with no new developments.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above-noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet).  As of September 30, 2011, the case remained open with no new developments.

Omar Nunez Melgar:

In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and the MINEM challenging the denial of Mr. Nunez’s concession request that conflicted with SCC’s Branch’s Virgen Maria concession, which forms part of the Tia Maria concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of September 30, 2011, the case remained open with no new developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican operations

Pasta de Conchos Accident:

On February 19, 2010 three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo México, AMC and SCC.  Plaintiffs allege that defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On June 25, 2010 the Company filed a motion to dismiss the plaintiffs’ complaint. On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction.  On April 5, 2011 the plaintiffs filed a notice of appeal in this case. As of September 30, 2011, the decision of the appeal is pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 60% of the Company’s Peruvian labor force was unionized at September 30, 2011, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers. In September 2010, the Company reached a new three-year collective bargaining agreement with these three unions.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, this agreement provides for a productivity bonus program for the departments that reach certain goals.  Also, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements for these smaller unions are in force through November 2012.

There were no strikes during the nine months of 2011 and 2010.

Mexican operations

Approximately 72.3% of the Mexican labor force was unionized at September 30, 2011, represented by three separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In recent years the Buenavista mine experienced several labor stoppages.  The latest labor stoppage started in July 2007 and finished in June 2010.  The Company began the rehabilitation of the Buenavista mine during the second half of 2010 and is now operating the facility at full capacity.  Through September 30, 2011, the Company has spent $164 million on repairs, of this $97.5 million were capitalized and $66.5 million were charged to operating cost.  At September 30, 2011 the total estimated cost of repairs is $202 million, including amounts already spent.

Currently, the Buenavista operations have a work force of 2,100 workers that are operating the mine and plants as well as developing the $3.7 billion expansion program, which is expected to increase its production capacity from 180,000 tons of copper per year to over 450,000 tons.  On June 6, 2011, the Confederation of Mexican Workers (“CTM”) was awarded the collective bargaining agreement of the Buenavista del Cobre’s union by the Federal Board of Conciliation and Arbitration.  CTM now represents around 780 workers of this mine.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, On January 27, 2011, the Company filed a court petition requesting that the court establish the Company’s responsibility for the strike and that it define the termination payment for each unionized worker.  The court denied the petition alleging that according to Federal labor law, the union was the legitimate party to file the petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition of the Company.  In July 2011, the union appealed the favorable court decision before the Supreme Court.  This appeal is pending.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and to take into account all evidence to issue a new resolution.

Other legal matters:

Class actions:

Lemon Bay, LLP v. Americas Mining Corporation (“AMC”), et al.:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”), which was completed effective April 1, 2005.  On January 31, 2005, the three actions - Lemon Bay, LLP v. AMC, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N — were consolidated into one action, captioned.  In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. Civil Action No. 961-N; the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company and its common stockholders; the defendants in the consolidated action are AMC, German Larrea Mota-Velasco, Genaro Larrea Mota-Velasco, Oscar Gonzalez Rocha, Emilio Carrillo Gamboa, Jaime Fernando Collazo Gonzalez, Xavier Garcia de Quevedo Topete, Armando Ortega Gomez and Juan Rebolledo Gout (together, the “AMC Defendants”), Carlos Ruiz Sacristan, Harold S. Handelsman, Gilberto Perezalonso Cifuentes, and Luis Miguel Palomino Bonilla (together, the “Special Committee Defendants”).  The consolidated complaint alleges, among other things, that the Transaction was the result of breaches of fiduciary duties by the Company’s directors and was not entirely fair to the Company and its minority stockholders.  Fact discovery closed in early 2010 and expert discovery closed on June 18, 2010.  On June 30, 2010, the plaintiff moved for partial summary judgment.  On August 10, 2010, the AMC Defendants and the Special Committee Defendants filed separate cross-motions for summary judgment.  On December 21, 2010, the Court denied the plaintiff’s motion and the AMC Defendants’ cross-motion, but granted the Special Committee Defendants’ motion, dismissing the Special Committee Defendants from the action.  A four day trial was held on June 21-24, 2011. Post-trial argument took place on July 12, 2011.

On October 14, 2011, the Court of Chancery of the State of Delaware issued an opinion on a lawsuit challenging the 2005 merger between SCC and Minera Mexico, S.A. de C.V., which was a subsidiary of AMC, the parent company of SCC.  Specifically, the Court found that SCC paid AMC too much stock consideration in the transaction.  AMC has indicated that it will appeal the decision.  For further information, see the Company’s Form 8-K filed on October 18, 2011.

Oklahoma Firefighters Pension & Retirement System et al. v. SCC:

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

On October 28, 2011, AMC announced that it had withdrawn the proposed transaction to combine AMC and Southern Copper.

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

Other Contingencies:

Tia Maria:

In 2009, the Company submitted to MINEM its Tia Maria Environmental Impact Assessment (“EIA”) for evaluation and approval.  On March 28, 2011, according to the regular procedure, remarks and observations to the EIA were submitted by some concerned parties as part of the EIA approval process, and were delivered to the Company, in order to be addressed.  On April 5, 2011, in light of protests and disruptions carried out by a small group of activists who allege, among other things, that the Tia Maria project will result in severe environmental contamination and the diversion of water resources that are for agricultural use, MINEM issued a resolution suspending the approval process of the Tia Maria EIA for a period of 180 days.  Later, on April 8, 2011, in light of further protests MINEM issued a new resolution annulling such decision, and declaring the EIA inadmissible.  This resolution was appealed by the Company to the Mining Council, a government appointed board that arbitrates mining administrative disputes. Even though the EIA process is suspended, the Company has provided to MINEM its answers to all the observations submitted by the concerned parties as part of the EIA approval process.  The Company believes that the government’s action is without legal merit and was motivated to a large extent by political considerations, as the presidential elections process was taking place at that time in Peru.  The Company has readdressed the project with the new Peruvian administration and is confident that good investment conditions, stability, social inclusion and growth will prevail in Peru.

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

The Company is confident that it will complete the Tia Maria project and will begin copper mining and production activities at Tia Maria once the necessary approvals are received.  The SXEW leaching technologies and processes to be employed at the Tia Maria facility have been widely developed in Peru and other countries and have been demonstrated to comply with environmental regulations with no adverse impact on air, soil or water.

However, in view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists.  Total spending on the project, through September 30, 2011, is $434.3 million.  As the project is currently suspended, some of the equipment is being used at the Company’s mining operations in Toquepala and Cuajone.  Should the Tia Maria project not be restarted, the Company is confident that the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company.  While the Company may incur additional costs due to the delay, it believes that an impairment loss, if any, will not be material.

Toquepala Concentrator Expansion:

As part of the approval process of the EIA for the Toquepala concentrator expansion a public hearing was held on September 21, 2011 at the Toquepala townsite.  Over 1,300 people peacefully participated in this public hearing. However, while this meeting was being held, protests and disturbances from some anti-mining groups were taking place at Lake Suches located 80 kilometers from the Toquepala meeting.  These protests raised concerns related to water usage and pollution.  At the behest of the Tacna regional president, the Peruvian government subsequently declared the townsite meeting invalid.  The Peruvian government has started conversations with the local communities and the regional authorities in order to resolve this impasse.  The Company is awaiting the outcome of these discussions and expects that the authorities will schedule a new date and place for the public hearing.  The project will not use additional fresh water and therefore will not affect the availability of this resource for agricultural use. In fact, water currently used by the Company comes from deep wells drilled into the Capulline formation aquifer and does not take water from the population and agricultural communities of Tacna and Moquegua.  Through September 30, 2011, the Company has invested $142.4 million in the project.

Other commitments:

Mining royalty charge

The Company’s Peruvian operations have been subject to a 1% to 3% mining royalty charge based on sales and calculated on the value of the concentrates and SXEW copper produced at the Toquepala and Cuajone mines.  The Company made provisions for this charge in the nine months of 2011 and 2010 of $52.5 million and $44.1 million, respectively.  These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

In September 2011 the Peruvian government approved an amendment to the mining royalty tax.  The new mining royalty tax is based on operating income margins with graduated rates ranging from 1% to 12%, with a minimum royalty tax assessed at 1% of net sales. For example if the operating income margin is 10% or less, the royalty tax is 1% and for each 5% increment in the operating income margin, the royalty tax rate increases by 0.75%, up to a maximum of 12%.

Special Mining tax -

Additionally, in September 2011, the Peruvian government enacted a new tax for the mining industry.  This tax replaces the voluntary contribution for the regional development which expired in December 2010. This tax is also based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for the first 10% of operating income margin and for each additional 5% of operating income margin is increased by an additional rate of 0.4% until 85% of operating income margin is reached.

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003 the agreement was amended, releasing Enersur from its obligation to construct additional capacity to meet the Company’s increased electricity requirements and changing the power tariff as called for in the original agreement.

The Company signed in 2009 a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  During 2011, the Company continued its negotiations with Enersur in order to obtain a final agreement for the Tia Maria project, see caption “Tia Maria” above.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 6, “Income taxes”).

NOTE 14 — SEGMENT AND RELATED INFORMATION:

Company management views Southern Copper as having three reportable segments and manages on the basis of these segments.  The reportable segments identified by the Company are: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations segment identified as the IMMSA unit.

The three reportable segments identified are groups of mines, each of which constitute an operating segment, with similar economic characteristics, type of products, processes and support facilities, similar regulatory environments, similar employee bargaining contracts and similar currency risks.  In addition, each mine within the individual group earns revenues from similar type of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$858.5	$107.9	$779.5	$—	$1,745.9
Intersegment sales	—	31.9	—	(31.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	307.5	87.3	334.4	(51.9)	677.3
Selling, general and administrative	8.3	3.6	11.6	0.9	24.4
Depreciation, amortization and depletion	37.7	6.3	35.0	(6.5)	72.5
Exploration	0.9	5.5	3.3	—	9.7
Operating income	$504.1	$37.1	$395.2	$25.6	962.0
Less:
Interest, net					(43.1)
Other income (expense)					(1.4)
Income taxes					(252.5)
Non-controlling interest					(2.0)
Net income attributable to SCC					$663.0

Capital expenditure	$112.0	$9.8	$30.5	$1.1	$153.4
Property, net	$1,702.0	$309.9	$2,145.9	$52.3	$4,210.1
Total assets	$3,125.5	$746.9	$2,970.2	$1,157.0	$7,999.6

	Three Months Ended September 30, 2010
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$430.5	$77.7	$749.7	$—	$1,257.9
Intersegment sales		22.7		(22.7)
Cost of sales (exclusive of depreciation, amortization and depletion)	214.8	64.0	293.4	(21.4)	550.8
Selling, general and administrative	7.6	3.2	11.7	0.7	23.2
Depreciation, amortization and depletion	30.5	5.6	34.4	1.6	72.1
Exploration	1.5	3.8	3.6	—	8.9
Operating income	$176.1	$23.8	$406.6	$(3.6)	602.9
Less:
Interest, net					(47.8)
Other income (expense)					(9.2)
Income taxes					(178.7)
Non-controlling interest					(2.0)
Net income attributable to SCC					$365.2

Capital expenditure	$26.9	$12.9	$66.6	$6.5	$112.9
Property, net	$1,565.3	$280.0	$2,140.5	$56.8	$4,042.6
Total assets	$2,351.6	$647.3	$3,013.9	$1,598.6	$7,611.4

	Nine Months Ended September 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$2,429.1	$327.0	$2,393.3	$—	$5,149.4
Intersegment sales	—	98.8	—	(98.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	835.1	230.9	1,134.7	(90.6)	2,110.1
Selling, general and administrative	25.1	10.8	35.7	3.1	74.7
Depreciation, amortization and depletion	101.2	18.5	104.0	(7.7)	216.0
Exploration	2.3	14.1	8.6	—	25.0
Operating income	$1,465.4	$151.5	$1,110.3	$(3.6)	2,723.6
Less:
Interest, net					(130.5)
Other income (expense)					4.8
Income taxes					(792.5)
Non-controlling interest					(5.9)
Net income attributable to SCC					$1,799.5

Capital expenditure	$218.3	$26.1	$90.5	$2.1	$337.0
Property, net	$1,702.0	$309.9	$2,145.9	$52.3	$4,210.1
Total assets	$3,125.5	$746.9	$2,970.2	$1,157.0	$7,999.6

	Nine Months Ended September 30, 2010
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,146.2	$256.4	$2,209.7	$38.2	$3,650.5
Intersegment sales	29.1	110.2	—	(139.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	579.1	234.1	876.0	(99.7)	1,589.5
Selling, general and administrative	22.8	9.8	35.4	2.6	70.6
Depreciation, amortization and depletion	90.5	16.9	99.9	3.6	210.9
Exploration	3.8	10.9	12.7	—	27.4
Operating income	$479.1	$94.9	$1,185.7	$(7.6)	1,752.1
Less:
Interest, net					(113.3)
Other income (expense)					(14.2)
Income taxes					(556.9)
Non-controlling interest					(5.9)
Net income attributable to SCC					$1,061.8

Capital expenditure	$49.8	$23.1	$201.1	$7.2	$281.2
Property, net	$1,565.3	$280.0	$2,140.5	$56.8	$4,042.6
Total assets	$2,351.6	$647.3	$3,013.9	$1,598.6	$7,611.4

NOTE 15 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month periods ended September 30, 2011 and 2010 is as follows (in millions):

	2011	2010
Southern Copper common shares
Balance as of January 1,	$461.0	$460.7
Purchase of shares	258.3	0.4
Used for corporate purposes	(0.5)	(0.2)
Balance as of September 30,	718.8	460.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	161.7	142.7
Other activity, including dividend, interest and currency translation effect	3.2	14.4
Balance as of September 30,	164.9	157.1

Treasury stock balance as of September 30,	$883.7	$618.0

The following table summarizes share distributions in the nine months of 2011 and 2010:

	2011	2010
Southern Copper common shares
Directors’ Stock Award Plan (shares in thousands)	14.4	13.2

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	7.5	10.9

Southern Copper Common Shares:

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program.  On July 28, 2011, the Company´s Board of Directors approved an increase of the SCC share repurchase program, from $500 million to $1.0 billion.  The Board of directors also confirmed the Company’s purchases of 4.6 million shares of its common shares at a cost of $148.0 million in the second quarter of 2011.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $24.99(1)	millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
Second Quarter 2011:
05/01/11	05/31/11	14,400	37.06	33,452,150		0.5
06/01/11	06/30/11	4,567,520	32.30	38,019,670		147.5
		4,581,920	32.32			148.0
Third Quarter 2011:
08/03/11	08/22/11	2,762,811	29.63	40,782,481		81.9
09/22/11	09/30/11	1,069,669	26.59	41,852,150	11,389,342	28.4
		3,832,480	28.78			110.3
Total purchased		41,852,150	$17.09	41,852,150		$715.4

(1)          NYSE price at September 30, 2011

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 80.8% as of September 30, 2011.

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

The activity of the plan in the nine-month period ended September 30, 2011 and 2010 is as follows:

	2011	2010

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(256,800)	(241,200)
Granted in the period	(14,400)	(14,400)
Total shares granted at September 30,	(271,200)	(255,600)

Remaining shares reserved	328,800	344,400

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

The stock based compensation expense for the nine months ended September 30, 2011 and 2010 and the unrecognized compensation expense as of September 30, 2011 and 2010 under this plan were as follows (in millions):

	2011	2010

Stock based compensation expense	$1.6	$1.6
Unrecognized compensation expense	$6.9	$9.0

The unrecognized compensation expense under this plan is expected to be recognized over the remaining three year and three months period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the nine months ended September 30, 2011 and 2010:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2010	11,556,625	$1.16
Granted	—	—
Exercised	—	—
Forfeited	(609,892)	1.16
Outstanding shares at September 30, 2010	10,946,733	$1.16

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(3,338,992)	1.16
Forfeited	(128,986)	1.16
Outstanding shares at September 30, 2011	7,452,715	$1.16

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

The stock based compensation expense for the nine months ended September 30, 2011 and 2010 and the unrecognized compensation expense as of September 30, 2011 and 2010 under this plan were as follows (in millions):

	2011	2010

Stock based compensation expense	$0.4	—
Unrecognized compensation expense	$3.9	—

The unrecognized compensation expense under this plan is expected to be recognized over the remaining seven year and three months period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the nine months ended September 30, 2011:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2011	3,901,901	$2.05

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

NOTE 16 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2011 and 2010 (in millions):

	2011	2010
Balance as of January 1,	$20.0	$18.0
Comprehensive income	6.4	5.9
Dividend paid	(5.0)	(4.7)
Other	(0.7)	—
Balance as of September 30,	$20.7	$19.2

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 (in millions):

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$2,750.6	$2,854.1	$2,760.4	$2,982.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 11.3%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2011 and December 31, 2010:

	Fair Value at September 30, 2011 Using:				Fair Value at December 31, 2010 Using:
Description	Fair Value as of September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$528.3	$528.3			$66.9	$66.9
- Available for sale debt securities:
Corporate bonds	0.4	—	$0.4	—	0.4		$0.4
Asset backed obligations	0.1	—	0.1		0.3		0.3
Mortgage backed securities	7.0	—	7.0	—	8.6		7.4	$1.2

Accounts receivable:
- Derivatives – classified as cash flow hedges:
Swap	35.3	—	35.3
Zero cost collar	32.2	—	32.2
- Derivatives – Not classified as hedges:
Provisionally priced sales:
Copper	224.2	224.2			60.7	60.7
Molybdenum	142.3	142.3			149.7	149.7

Liabilities:
Other current liabilities:
Liability derivatives – Classified as cash flow hedges:
Swap					(124.4)	—	(124.4)
Zero cost collar	—	—	—	—	(72.6)	—	(72.6)	—
Total	$969.8	$894.8	$75.0	$—	$89.6	$277.3	$(188.9)	$1.2

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

Derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates.  The Company generally classifies these instruments within Level 2 of the valuation hierarchy.  Such derivatives at September 30, 2011 and December 31, 2010, include copper swaps and zero cost collars.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the nine months of 2011 and 2010.

	9 months ended September 30, 2011			9 months ended September 30, 2010
	Available for sale debt securities:			Available for sale debt securities:
	Corporate bonds	Mortgage backed securities	Total	Corporate bonds	Mortgage backed securities	Total

Balance as of January 1,		$1.2	$1.2	$1.7	$1.4	$3.1
Unrealized gain (loss)				—	—	—
Purchases				—	—	—
Sales				(1.3)	—	(1.3)
Issuance				—	—	—
Settlements				—	—	—
Transfers in/out of Level 3		(1.2)	(1.2)	(0.3)	(1.4)	(1.7)
Balance as of September 30,		$—	$—	$0.1	$—	$0.1

NOTE 18 — SUBSEQUENT EVENTS:

Dividends:

On October 27, 2011 the Board of Directors authorized a quarterly dividend of 70 cents per share payable on November 29, 2011 to the Company’s shareholders of record at the close of business on November 16, 2011.

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

EXECUTIVE OVERVIEW

Business: Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, which we also produce and sell.  Market forces outside of our control largely determine the sale prices for our products.  Our management, therefore, focuses on value creation through copper production, cost control, production enhancement and maintaining a prudent capital structure to remain profitable.  We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have an active ongoing exploration program in Chile and in 2011 we have started exploration activities in Argentina.  In addition to copper we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.  In the nine months of 2011 approximately 77% of our revenues came from the sale of copper, 8% from molybdenum, 7% from silver and 8% from various other products, including zinc, gold and other materials.

We believe that our greatest strength lies in our copper ore reserves, which at December 31, 2010 totaled 59.7 million tons of contained copper, calculated at a copper price of $1.80 per pound.  In terms of copper reserves, we believe we hold the world’s largest reserve position.

One of our other key strengths is our cost competitiveness and efficiency which is evidenced by our nine months of 2011 operating cash cost of 37.4 cents per pound; one of the lowest in the industry.

At September 30, 2011 our consolidated cash and cash equivalents and short-term investments totaled $1.8 billion and we had $2.7 billion in total debt with no significant debt maturities in the near term.

Outlook:

Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  The average LME copper price was $4.20 per pound in the nine months of 2011 about 29% higher than in the nine months of 2010.

Average molybdenum, silver and zinc prices in the nine months of 2011 increased about 3%, 101% and 8%, respectively, over average prices in the nine months of 2010.

•          Late in the third quarter of 2011, metal prices decreased, the September 30, 2011 LME and COMEX copper prices were $0.99 and $1.12 per pound lower than the June 30, 2011 prices.  Prices for our by-products also decreased.   As a result, in the quarter we recognized a negative provisional price adjustment of $77.6 million.

•          We maintain our 2011 production guidance of 630,000 tons of copper, with third parties copper making up 7.0% of the total.

•          For 2012, we are currently expecting a copper production of 640,000 tons of which approximately 5% would be from third parties.

•          We also maintain our molybdenum production guidance of 17,500 tons for 2011.

•          Regarding zinc and silver production for 2011, we are estimating a production of 88,000 tons of zinc and 12.6 million ounces of silver. Silver and zinc represented 7% and 3%, respectively, of our sales in the nine months of 2011.

•          In the nine months of 2011, we spent $337.0 million on capital expenditures and for the entire year 2011 we are now estimating total capital expenditures of approximately $600 million. See “Capital Expansion and Exploration Programs” below.

Metal markets and prices: Metal markets have been affected by different macroeconomic events that are delaying recovery of metal demand. The most important of these are the following:

•          The continuing weakness of the US economic recovery, including, the high unemployment and the stock market volatility, which create concerns in the rest of the world.

•          The evolution of the European debt crisis, which affects the confidence of investors in the Euro and the economic stability of this region.

•          The impact of the mentioned events in the export oriented emerging economies, particularly China which according with CRU represents 36% of the world’s copper demand.

Any concern about the recovery of the world economy affects the basic metals demand and financial investment in them.

Copper Overview:  Even though we believe copper demand is being affected by the above negative macroeconomic outlook, we maintain our positive view of this metal’s fundamentals. Several sources, as well as our commercial internal sources, estimate that the copper destocking process is coming to an end in key markets and inventories of copper in process are tight, particularly in Asia. This should support demand growth for the next 12 months. Demand growth is estimated at 2% for the next 12 months.

On the supply side, production has underperformed badly in the third quarter of 2011 due to labor unrest, adverse weather and ore grade declines. We consider that these events are likely to continue in the last quarter of 2011 and the year 2012, maintaining the tight copper market. Currently, CRU estimates a market deficit of 300,000 tons for both, this year and 2012.

Molybdenum overview: Molybdenum, our major by-product, represented 8% of our nine months 2011 sales. Regarding market trends, we are currently seeing a surplus molybdenum market that affected molybdenum price through the third quarter. As a consequence, the average market price decreased by 12.5%, from the $16.50 per pound in the second quarter of 2011 to $14.44 in the third quarter 2011.  The demand for molybdenum has been affected by lower than expected stainless steel demand in the US and China as well as a weak recovery in Japan’s car production. We believe these are short term events and expect a rebound in demand for this metal in 2012.

Earnings: Net earnings in the third quarter and nine months of 2011 were 81.5% and 69.5% higher than the comparable periods of 2010, principally as result of the full restoration of Buenavista production and higher average copper prices and the prices for our major by-products.

The table below highlights key financial and operational data for our Company for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Variance	2011	2010	Variance
Net sales (in millions)	$1,746	$1,258	$488	$5,149	$3,651	$1,498
Net income attributable to SCC (in millions)	$663	$365	$298	$1,799	$1,062	$737
Earnings per share	$0.79	$0.43	$0.36	$2.12	$1.25	$0.87
Dividends per share	$0.62	$0.37	$0.25	$1.76	$1.25	$0.51
Average LME copper price	$4.08	$3.29	$0.79	$4.20	$3.25	$0.95
Pounds of copper sold (in millions)	343	289	54	963	802	161

Production: Third quarter 2011 mined copper production was 24.4% higher than the third quarter of 2010.  Molybdenum and zinc production in the third quarter of 2011 decreased 4.4% and 12.1% respectively, compared to the third quarter of 2010; while silver production increased 3.4% compared with the same period of 2010.

The table below highlights key mine production data for our Company for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Variance	2011	2010	Variance

Copper (in million pounds)	343.2	276.0	67.2	939.4	767.1	172.3
Molybdenum (in million pounds)	10.5	11.0	(0.5)	29.9	33.7	(3.8)
Zinc (in million pounds)	47.5	54.0	(6.5)	138.7	169.2	(30.5)
Silver (in million ounces)	3.2	3.1	0.1	9.4	9.4	—

Buenavista mine: The Buenavista facility is working at full capacity and focused on its $3.7 billion expansion projects, which include a new SXEW plant with a planned annual capacity of 88,000 tons of copper, a concentrator expansion with an increase in production capacity of 188,000 tons per year and two molybdenum plants with a combined annual capacity of 4,600 tons.  This investment program is underway and we expect to complete it in two phases, the first in 2013 with an increase in annual production of 88,000 tons and the second phase in 2015 with a further increase in annual copper production of 188,000 tons. With these investments, total production capacity at Buenavista will reach 456,000 tons.

Through September 30, 2011, we have spent $164 million on repairs, of this $97.5 million were capitalized and $66.5 million were charged to operating cost.  At September 30, 2011 the total estimated cost of repairs is $202 million including the amounts already spent.

Tantahuatay mine: This operation is located in the department of Cajamarca in northern Peru.  In 2010, we began development of this project to exploit the gold “cap”.  The mine started production in August 2011 and in the third quarter produced 17,700 ounces of gold and 98,800 ounces of silver.

Tantahuatay is expected to have an average annual production of 90,000 ounces of gold and 425,000 ounces of silver for five years.  We have a 44.2% participation in this project. The remaining balance is owned by Compania de Minas Buenaventura S.A.A. and others.

Tia Maria project:  This project in our Peruvian operations was suspended by MINEM in April 2011.  This action was appealed by us to the Mining Council and we have provided to MINEM our answers to all the observations submitted by the concerned parties as part of the EIA approval process.

We have legal and valid title to the Tia Maria mining concessions and the over-lapping surface land in the area.  None of the latest activities have in any way challenged, revoked, impaired or annulled our legal rights to the Tia Maria mining concessions and/or the overlapping surface land titles acquired in the past.  All our property rights on these areas are in full force.

The Tia Maria project comprises an investment of over $1,000 million, which will generate 4,000 new jobs during the construction phase and 4,100 direct and indirect permanent jobs. The estimated annual production of the project is 120,000 tons of copper cathodes, all obtained through SXEW. The project would significantly increase Peruvian exports and generate important contributions to the Peruvian economy through income taxes and mining royalties, as well as payroll taxes, custom duties, mining rights and other levies.  In addition, we plan to invest in social responsibility programs in the Arequipa region similar to those established in the communities nearby the current Peruvian operations of Toquepala, Cuajone and Ilo.

We are confident that we will complete the Tia Maria project and will begin copper mining and production activities once the necessary approvals are received.  However, in view of the suspension of this project, we have reviewed the carrying value of this asset to ascertain whether impairment exists.  Total spending on the project, through September 30, 2011, is $434.3 million.  As the project is currently suspended much of the equipment is being used at our mining operations in Toquepala and Cuajone.  Should the Tia Maria project not restart we are confident that the project equipment will continue to be used productively, through reassignment to our other mining properties.  While we may incur additional costs due to the delay, we believe that an impairment loss, if any, will not be material.  See note 13-”Commitments and Contingencies - Tia Maria” for further information.

AMC’s exchange offer proposal: On July 22, 2010, we received a non-binding proposal from our parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco, in which all stockholders of Southern Copper would receive 1.237 common shares of AMC in exchange for each share of SCC.

On October 28, 2011, AMC announced, in light of recent discussions with the special committee of independent directors, that it had withdrawn the proposed transaction to combine AMC and Southern Copper.

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

We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net revenue (loss) on sale of metal purchased from third parties and by-product revenues, and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge, the special mining tax and the change in inventory levels; divided by total pounds of copper produced by our own mines.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products: molybdenum, zinc, silver, gold and other minor by products and the premium over market price that we receive on copper sales.  We account for the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in silver and zinc, have had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

We exclude the cost of purchases of third party copper material.  From time to time we purchase copper concentrates on the open market in order to maximize the use of our smelter capacity or to take advantage of an attractive market situation.  We view these purchases on an incremental basis and measure the results incrementally.  We find that the inclusion of these purchases with our own production often creates a distortion in our unit cost.  Accordingly, we include only the net effect of these purchases as a by-product credit, so that only the net revenue or loss from the transaction is included in the calculation.  We believe this will allow others to see a truer presentation of our cash cost, which we consider is one of the lowest of copper producing companies of similar size.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature and the mining royalty tax and special mining tax.

Our operating cash costs per pound, as defined, are presented in the table below, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Positive (negative)	Nine Months Ended September 30,		Positive (negative)
(dollars per pound)	2011	2010	Variance	2011	2010	Variance
Operating cash cost per pound of copper produced	$0.484	$0.308	$(0.176)	$0.374	$0.152	$(0.222)
Less: by-product revenues and net revenue on sale of metal purchased from third parties	(1.167)	(1.158)	0.009	(1.290)	(1.357)	(0.067)
Operating cash cost per pound of copper produced without by-product revenues and net revenue on sale of metal purchased from third parties	$1.651	$1.466	$(0.185)	$1.664	$1.509	$(0.155)

Our per pound cash cost for the three and nine months ended September 30, 2011 when calculated without by-product revenues was 18.5 cents and 15.5 cents higher than in the comparable periods of 2010.  These increases were primarily due to higher production cost caused by higher power, fuel and material repair costs which increased 38.4% and 33.8% in the three and nine-month periods of 2011 compared with the same periods of 2010. The unitary impact of these increases was partially diluted by an increase of 22.8% and 21.4% in copper production principally due to the recovery of production from the Buenavista mine.

Our operating cash cost, including by-product revenues, in the third quarter of 2011 increased due to 23.8% of higher by-product credit which was also diluted in unitary terms by the higher copper production.

In the nine months of 2011 by-products credit increased by 15.4% principally due to an increase of over 100% in the price of silver compared with the nine months of 2010.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is influenced by, the international market prices for the products we produce, especially for copper, molybdenum, silver and zinc.  Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control.  These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates.  In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to financial investments.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2011 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.3	$23.0	$1.2	$8.0

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

Inflation and exchange rate effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/exchange rate effects are passed onto us by our suppliers or reflected in our wage adjustments. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Peru:
Peruvian inflation rate	1.4%	0.6%	3.7%	2.0%
Nuevo sol/dollar devaluation / (appreciation) rate	0.8%	(1.4)%	(1.3)%	(3.6)%

Mexico:
Mexican inflation rate	0.9%	1.0%	1.2%	2.4%
Peso/dollar devaluation / (appreciation) rate	13.4%	(1.2)%	8.6%	(4.3)%

Capital Expansion and Exploration Programs: We made capital expenditures of $153.4 million and $337.0 million for the three and nine months ended September 30, 2011, compared with $112.9 million and $281.2 million in the comparable periods of 2010.  For year 2011, we are now estimating capital expenditures of approximately $600 million.

The approved capital budget of $1.7 billion for 2011 has suffered a delay due to the suspension of the Tia María project and the change in scope of the Toquepala mine expansion described below. Regarding the Mexican projects we have already committed $578 million, a portion of which will be spent in the fourth quarter of 2011.

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

Peruvian Operations:

Tia Maria project: On April 8, 2011, MINEM issued a resolution suspending the process of approval of the Tia Maria EIA.  While we do hope to resume this project in the future at present the project is shut-down.  See note 13-“Commitments and Contingencies - Tia Maria” for further information.

Toquepala concentrator expansion:  Through September 30, 2011, we have spent $142.4 million on this project mainly on mine equipment which is being used for initial stripping of the project.  The scope of the project has been defined as an increase in milling capacity of 60,000 tons per day. The EIA was presented to MINEM in July 2011 and project completion is scheduled in the second half of 2013.

As part of the approval process for the EIA a public hearing was held on September 21, 2011 at the Toquepala townsite.  Over 1,300 people peacefully participated in this public hearing. However, while this meeting was being held, protests and disturbances from some anti-mining groups were taking place at Lake Suches located 80 kilometers from the Toquepala meeting.  These protests raised concerns related to water usage and pollution.  At the behest of the Tacna regional president, the Peruvian government subsequently declared the townsite meeting invalid.  The Peruvian government has started conversations with the local communities and the regional authorities in order to solve this impasse.  The project will not use additional fresh water and therefore will not affect the availability of this resource for agricultural use. In fact, water currently used by us comes from deep wells drilled into the Capulline formation aquifer and does not take water from the population and agricultural communities of Tacna and Moquegua.   We are awaiting the outcome of these discussions and expect that the authorities will schedule a new date and place for the public hearing.

Cuajone concentrator expansion: Through September 30, 2011, we have spent $48.5 million on this project.  The purchase of mine and auxiliary equipment to support the work to optimize the Cuajone mine plan is in process.  As part of the expansion plans, the project contemplates a variable cut-off grade methodology, which started to increase copper and molybdenum production by the end of third quarter 2011.  When finished, the project will increase copper production by 22,000 tons per year for approximately 10 years. Project completion is scheduled for the third quarter of 2012.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage of the tailings disposal project was completed.  Construction of the drainage system for the lateral dam, started in June 2010, was finished.  The project has a total budgeted cost of $66.0 million with $47.4 million expended through September 30, 2011.

Mexican operations:

SXEW III plant at the Buenavista mine: This plant has obtained the environmental permits necessary to begin construction.  Basic engineering was completed and we are moving forward with the detailed engineering. Contracts have been signed for the earthworks and other preliminary activities, which will begin shortly. This plant will increase production by 88,000 tons per year and should begin operating in 2013.

Crushing, conveying and spreading system at Buenavista: Associated with the SXEW III project we are also building a Quebalix facility at Buenavista. This investment consists in a crushing, conveying and spreading system that improves the SXEW copper production by increasing recovery and reducing the required time to extract copper from mineral.  The Quebalix project is moving forward with the construction of the crusher building and earthwork for conveyor platforms.  Over all progress is 80% and this facility is expected to begin operating in the second quarter of 2012.

Molybdenum plant at Buenavista:  The 2,000 tons per year molybdenum circuit for the concentrator is in the equipment purchasing stage, under an engineering procurement construction and management contract. Environmental permits are expected to be awarded shortly and we expect to begin construction in the next quarter and production in the second quarter of 2013.

New Buenavista concentrator: This plant with a milling capacity of 100,000 tons per day is in process, as scheduled.  Basic engineering is 95% complete and detailed engineering is moving forward as scheduled. Environmental permits are expected to be awarded in the following weeks. We are evaluating several supplier proposals for the main equipment.  As indicated, the new concentrator will have an estimated annual capacity of 188,000 tons of copper and 2,600 tons of molybdenum. It is expected to begin operations by 2015.

Required infrastructure for these Buenavista projects, including power, water, roads, shops, laboratories, townsites, etc., are contemplated in the master plan. A preliminary study has been delivered and is being evaluated in order to define our immediate course of action.

Pilares project: This site, close to the La Caridad mine, is being evaluated.  Pre-feasibility studies have been completed and an open-pit mining alternative has been defined. We are expecting to increase copper production by 40,000 tons per year with this facility. It should begin operations by the third quarter of 2013.

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

Exploration:

In March 2011, we announced the beginning of exploration activities in Argentina and we expect to initiate exploration activities in Ecuador shortly.  Besides these new efforts, we continue with our exploration activities in Mexico, Peru and Chile.

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

PRODUCTION

Copper mine production in the third quarter of 2011 increased by 24.4% to 343.2 million pounds compared to 276.0 million pounds in the third quarter of 2010.  This increase was mainly the result of 99.0 million pounds of production at our Buenavista mine, which restored full capacity in the second quarter of 2011, partially offset by a decrease of 17.9 million pounds at our Cuajone mine resulting from lower ore grades and lower recovery and a decrease of 11.2 million pounds at our Toquepala mine due to lower average grade.  Anode, cathode and rod production increased by 82%, 62% and 82.2%, respectively, in the third quarter 2011 compared to the same period of 2010.  Rod production increased due to higher demand, allowing us to earn copper premiums over the spot price.

In the third quarter of 2011, molybdenum production decreased 4.4% to 10.6 million pounds from 11.0 million pounds in the third quarter of 2010. The decrease was due to 1.8 million pounds of lower production at the Cuajone mine partially offset by 1.2 million of higher production at the Toquepala mine both due to changes in ore grades and recoveries.

Silver mine production increased by 3.4% in the third quarter to 3.3 million ounces from 3.1 million ounces in the third quarter of 2010.  This increase was principally the result of 0.5 million ounces of higher production at the Buenavista mine, partially offset by 0.2 million ounces of lower production at the Cuajone mine, and 0.1 million ounces of lower production at the Santa Barbara mine.

Zinc mine production in the third quarter of 2011 decreased 12.1% to 47.5 million pounds from 54.0 million pounds in the third quarter of 2010, principally at the Santa Eulalia and Santa Barbara mines due to lower ore grades and at the Charcas mine due to lower material mined.

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine month periods ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	%	2011	2010	%
Net sales	$1,745.9	$1,257.9	38.8%	$5,149.4	$3,650.5	41.1%
Operating costs and expenses	(783.9)	(655.0)	19.7%	(2,425.8)	(1,898.4)	27.8%
Operating income	962.0	602.9	59.6%	2,723.6	1,752.1	55.4%
Non-operating income (expense)	(44.5)	(57.0)	21.9%	(125.7)	(127.5)	1.4%
Income before income taxes	917.5	545.9	68.1%	2,597.9	1,624.6	59.9%
Income taxes	(252.5)	(178.7)	41.3%	(792.5)	(556.9)	42.3%
Net income attributable to non-controlling interest	(2.0)	(2.0)	—	(5.9)	(5.9)	—
Net income attributable to SCC	$663.0	$365.2	81.5%	$1,799.5	$1,061.8	69.5%

Average Metal Prices:

The table below outlines the average metal prices during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Copper ($ per pound – LME)	$4.08	$3.29	24.0%	$4.20	$3.25	29.2%
Copper ($ per pound – COMEX)	$4.07	$3.30	23.3%	$4.20	$3.26	28.8%
Molybdenum ($ per pound)	$14.44	$14.86	(2.8)%	$16.04	$15.58	3.0%
Zinc ($ per pound – LME)	$1.01	$0.91	11.0%	$1.04	$0.96	8.3%
Silver ($ per ounce –COMEX)	$38.76	$18.98	104.2%	$36.30	$18.08	100.8%

Net Sales:  Net sales for the three and nine months ended September 30, 2011 increased by $488.0 million and $1,498.9 million, respectively, compared with the same periods of 2010.  These 38.8% and 41.1% increases were due to higher metal prices, higher copper sales volume due to the restoration of the Buenavista mine production, partially offset by lower molybdenum, silver and zinc sales volumes.  Net sales for the three months ended September 30, 2011 include gains on copper hedges of $20.7 million; however net sales for the nine months ended September 30, 2011 include losses on copper hedges of $23.7 million.  There were no copper hedges in 2010.

The table below presents information regarding the volume of our copper sales by segment for the three and nine month periods ended September 30, 2011 and 2010:

Copper Sales (million pounds):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
Peruvian operations	174.9	201.0	(13.0)%	508.3	574.9	(11.6)%
Mexican open-pit	168.5	87.5	92.6%	455.1	226.3	101.1%
Mexican IMMSA unit	3.8	4.0	(5.0)%	11.7	16.6	(29.5)%
Other and intersegment elimination	(3.8)	(4.0)	(5.0)%	(11.8)	(16.2)	(27.2)%
Total	343.4	288.5	19.0%	963.3	801.6	20.2%

By-product Sales:

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million pounds except silver – in million ounces)	2011	2010	2011	2010
Peruvian operations
Molybdenum contained in concentrates	5.0	5.5	13.0	16.5
Silver	0.9	1.5	2.5	3.4

Mexican open-pit
Molybdenum contained in concentrates	5.5	5.5	17.0	17.3
Silver	1.8	2.0	5.1	5.6

Mexican IMMSA unit
Zinc – refined and in concentrate	43.7	45.0	150.5	154.6
Silver	1.5	1.4	3.8	5.2

Other and intersegment elimination
Zinc – refined and in concentrate	—	—	—	0.4
Silver	(0.4)	(0.4)	(1.2)	(2.4)

Total by-product sales
Molybdenum contained in concentrates	10.5	11.0	30.0	33.8
Zinc – refined and in concentrate	43.7	45.0	150.5	155.0
Silver	3.8	4.5	10.2	11.8

Sales value per segment (in millions):

	Three Months Ended September 30, 2011
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$693.1	$14.2	$652.8	$(14.2)	$1,345.9
Molybdenum	64.3	—	60.5	—	124.8
Zinc	—	46.3	—	(0.2)	46.1
Silver	68.4	55.2	34.6	(15.4)	142.8
Other	32.7	24.1	31.6	(2.1)	86.3
Total	$858.5	$139.8	$779.5	$(31.9)	$1,745.9

	Three Months Ended September 30, 2010
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$295.1	$10.5	$633.4	$(10.5)	$928.5
Molybdenum	80.1	—	76.3	—	156.4
Zinc	—	46.4	—	(2.8)	43.6
Silver	40.1	25.3	24.4	(7.3)	82.5
Other	15.2	18.2	15.6	(2.1)	46.9
Total	$430.5	$100.4	$749.7	$(22.7)	$1,257.9

	Nine Months Ended September 30, 2011
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,906.5	$48.1	$2,043.9	$(48.2)	$3,950.3
Molybdenum	241.9	—	178.7	—	420.6
Zinc	—	164.1	—	(0.2)	163.9
Silver	184.4	141.0	88.2	(45.4)	368.2
Other	96.3	72.6	82.5	(5.0)	246.4
Total	$2,429.1	$425.8	$2,393.3	$(98.8)	$5,149.4

	Nine Months Ended September 30, 2010
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$754.6	$46.9	$1,863.3	$(44.8)	$2,620.0
Molybdenum	275.4	—	237.0	—	512.4
Zinc	—	158.7	—	(3.8)	154.9
Silver	103.5	92.5	56.8	(41.5)	211.3
Other	41.8	68.5	52.6	(11.0)	151.9
Total	$1,175.3	$366.6	$2,209.7	$(101.1)	$3,650.5

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$503.0	$252.8	$1,668.8	$817.6
Europe	298.2	332.3	937.2	788.5
Mexico	408.2	231.4	950.8	697.5
Peru	70.0	74.2	200.8	155.3
Brasil	148.8	113.3	482.4	320.0
Chile	120.5	125.3	389.6	362.9
Other Latin America	22.5	31.5	73.6	120.4
Asia	154.0	97.1	469.9	388.3
Copper hedges	20.7	—	(23.7)	—
Total	$1,745.9	$1,257.9	$5,149.4	$3,650.5

Operating Costs and Expenses:

Operating costs and expenses were $783.9 million and $2,425.8 million in the three and nine month periods ended September 30, 2011, respectively, compared with $655.0 million and $1,898.4 million in the comparable periods of 2010.  The increases of $128.9 million and $527.4 million were primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the third quarter of 2011 was $677.3 million compared with $550.8 million in the same period of 2010.  The increase of $126.5 million was primarily due to the following: 1) $129.1 million of higher production cost including, $60.6 million of fuel and power cost primarily due to market prices, $16.2 million of higher labor cost and $68.5 million of higher operating material, contractors and other production cost, mostly due to the restoration of the Buenavista production, 2) $20.6 million of higher workers’ participation because of higher pre-tax earnings 3) $46.3 million of higher cost of copper purchased from third parties, 4)a $15.2 million gain in currency translation due principally to exchange rate fluctuations of the Mexican peso by 13.4% in the period 5)$38.5 million of capitalized leachable material principally at the Mexican operations and 6)$42.2 million of lower inventory consumption.

Cost of sales (exclusive of depreciation, amortization and depletion) in the nine months ended September 30, 2011 was $2,110.1 million compared with $1,589.5 million in the same period of 2010.  The increase of $520.6 million was primarily due to the following: 1) $313.8 million of higher production cost including, $150.4 million of fuel and power cost primarily due to market prices, $37.8 million of higher labor cost and $163.4 million of higher operating material, contractors and other production cost, mostly due to the restoration of the Buenavista production, 2) $35.7 million of higher workers’ participation because of higher pre-tax earnings 3) $267.1 million of higher cost of material purchased from third parties, 4)a $17.1 million gain in currency translation due principally to exchange rate fluctuations of the Mexican peso in the period, 5) $90.0 million of capitalized leachable material principally at our Mexican operations and 6) $94.3 million of lower inventory consumption.

Non-Operating Income (Expense):

Non-operating income and expense were an expense of $44.5 million and $125.7 million in the three and nine month periods ended September 30, 2011, respectively, compared to an expense of $57.0 million and $127.5 million in the comparable periods of 2010.

The $12.5 million decrease in the third quarter of 2011 is principally due to: 1)$7.8 million of lower other income (expenses), 2) $3.1 million of lower interest expense, net of capitalized interest, due to lower debt balance and lower interest rate and 3) $1.6 million of higher interest income due to higher average cash balance invested in third quarter 2011 compared to third quarter 2010.

The $7.8 million decrease in other expenses is principally due to: 1) $2.7 million of higher scrap sales, 2) $1.6 million of lower assets disposal value and 3) $3.5 million contribution to the regional development at our Peruvian operations in 2010, there was no contribution in 2011 as the obligation expired in 2010.

The $1.8 million decrease in expense in the nine months of 2011 is due to $21.7 million of higher interest expense, net of capitalized interest, due to higher average debt balance as a result of the $1.5 billion notes taken in April 2010 partially offset by, $19.0 million of lower other income (expenses) and $4.5 million of higher interest income due to higher average cash balance invested in the nine months of 2011 compared to the same period of 2010.

The $19.0 million decrease in other expenses is principally due to: 1) $9.4 million for a contribution to the regional development at our Peruvian operations in 2010, there was no contribution in 2011 as the obligation expired in 2010, 2) $6.9 million of higher scrap sales, 3) $4.8 million of net sales value of non-operating assets sold, partially offset by 4) $1.1 million of loss in fair value of short term investments and 5) in 2010, a $1.8 million recovery of previously written-off account receivable.

Income taxes: The income tax provision for the nine months of 2011 and 2010 were $792.5 million and $556.9 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 30.5% for the nine months of 2011 as compared to 34.3% in the nine months of 2010.  The decrease in the effective tax rate for the nine months of 2011 was principally due to adjustments resulting from the finalization of the 2010 U.S. federal income tax return in the third quarter of 2011 and an increase in earnings from the Mexican operations, which have a lower income tax rate than the Peruvian and U.S. income tax rates. The Mexican operations higher earnings result from the restart of the Buenavista mine.

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

Segment Results Analysis:

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the third quarter and the nine months ended September 30, 2011 and 2010 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2011	2010	Value	%	2011	2010	Value	%
Net sales	$779.5	$749.7	$29.8	4.0%	$2,393.3	$2,209.7	$183.6	8.3%
Operating costs and expenses	(384.3)	(343.1)	(41.2)	(12.0)%	(1,283.0)	(1,024.0)	(259.0)	(25.3)%
Operating income	$395.2	$406.6	$(11.4)	(2.8)%	$1,110.3	$1,185.7	$(75.4)	(6.4)%

Third quarter:

Net sales in the third quarter of 2011 were $779.5 million compared with $749.7 million in the third quarter of 2010.  The increase of $29.8 million was primarily the result of higher market prices, partially offset by lower metal sales volume.  Copper sales volume decreased by 26.1 million pounds and molybdenum by 0.5 million pounds.  The third quarter 2011 period includes a realized gain on copper hedges of $10.5 million.  There were no copper hedges in 2010.

Operating costs and expenses in the third quarter of 2011 increased by $41.2 million to $384.3 million from $343.1 million in the third quarter of 2010, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the third quarter of 2011 was $334.4 million compared to $293.4 million in the comparable 2010 period.  The principal elements of cost of sales, causing this increase, include the following: 1) $38.6 million of higher production cost, principally fuel and power cost due to change in market conditions and the cost of tires, labor and other repairs, 2) $27.8 million of higher cost of copper purchased from third parties partially offset by 3) $14.6 million of lower inventory consumption and 4) $7.4 million of lower sales expenses.

Nine months:

Net sales in the nine months of 2011 were $2,393.3 million compared with $2,209.7 million in the nine months of 2010.  The increase of $183.6 million was primarily the result of higher market prices, partially offset by a decrease in metal sales volume.  Copper sales volume decreased by 66.6 million pounds and molybdenum by 3.5 million pounds.  The nine months of 2011 period includes a realized loss on copper hedges of $12.0 million.

Operating costs and expenses in the nine months of 2011 increased by $259.0 million to $1,283 million from $1,024 million in the nine months of 2010, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months of 2011 was $1,134.7 million compared to $876.0 million in the comparable 2010 period, an increase of $258.7 million.  The principal elements of cost of sales, causing this increase, include the following: 1) $194.6 million of higher cost of copper purchased from third parties, 2) $99.1 million of higher production cost, principally fuel and power due to change in market conditions and higher labor and repair material costs, partially offset by 3) $20.5 million of lower inventory consumption and 4) $14.1 million of lower workers participation.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the third quarter and the nine months ended September 30, 2011 and 2010 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2011	2010	Value	%	2011	2010	Value	%
Net sales	$858.5	$430.5	$428.0	99.4%	$2,429.1	$1,175.3	$1,253.8	106.7%
Operating costs and expenses	(354.4)	(254.4)	(100.0)	(39.3)%	(963.7)	(696.2)	(267.5)	(38.4)%
Operating income	$504.1	$176.1	$328.0	186.3%	$1,465.4	$479.1	$986.3	205.9%

Third quarter:

Net sales in the third quarter of 2011 were $858.5 million compared to $430.5 million in the third quarter of 2010.  The increase of $428.0 million was from higher metal prices and higher metal sales volumes due to the restoration of the Buenavista production and the processing and sale of material from IMMSA, which were previously processed at the San Luis Potosi copper smelter.  The San Luis Potosi copper smelter was closed in 2010.  Also the third quarter 2011 period includes a realized gain on copper hedges of $10.1 million. There were no copper hedges in 2010.

Operating costs and expenses in the third quarter of 2011 increased by $100.0 million to $354.4 million from $254.4 million in the comparable 2010 period, primarily due to $92.7 million of higher cost of sales (exclusive of depreciation, amortization and depletion) and $7.2 million of higher depreciation, amortization and depletion due to the restoration of the Buenavista mine.

Cost of sales (exclusive of depreciation, amortization and depletion) increased $92.7 million to $307.5 million in the third quarter of 2011 from $214.8 million in the same period of 2010.  The increase in cost of sales included: 1) $95.5 million of higher production cost, principally due to the restoration of the Buenavista production and higher fuel and power cost, 2) $20.9 million of higher workers participation due to the increase in earnings, 3) $25.0 million of higher cost of copper purchased from third parties and 4) $11.8 million of higher sales expenses partially offset by 5) $29.8 million of lower inventory consumption and 6) $36.6 million of capitalized leachable material.

Nine months:

Net sales in the nine months of 2011 were $2,429.1 million compared to $1,175.3 million in the nine months of 2010.  The increase of $1,253.8 million was due to higher metal prices and higher metal sales volumes due to the restoration of Buenavista production and the processing and sale of material from IMMSA which were previously processed at the San Luis Potosi copper smelter.  The nine months of 2011 period includes a realized loss on copper hedges of $11.6 million.

Operating costs and expenses in the nine months of 2011 increased by $267.5 million to $963.7 million from $696.2 million in the comparable 2010 period, primarily due to $256.0 million of higher cost of sales (exclusive of depreciation, amortization and depletion) and $10.7 million of higher depreciation, amortization and depletion due to the restoration of the Buenavista mine.

Cost of sales (exclusive of depreciation, amortization and depletion) increased $256.0 million to $835.1 million in the nine months of 2011 from $579.1 million in the same period of 2010.  The increase in cost of sales included: 1) $229.1 million of higher production cost, principally due to the restoration of the Buenavista production and higher fuel and power cost, 2) $40.6 million of higher workers participation due to the increase in earnings, 3) $66.2 million of higher cost of copper purchased from third parties and 4) $36.8 million of higher sales expenses partially offset by 5) $75.4 million of lower inventory consumption and 6) $82.2 million of capitalized leachable material.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the third quarter 2011 and 2010 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2011	2010	Value	%	2011	2010	Value	%
Net sales	$139.8	$100.4	$39.4	39.2%	$425.8	$366.6	$59.2	16.1%
Operating costs and expenses	(102.7)	(76.6)	(26.1)	(34.1)%	(274.3)	(271.7)	(2.6)	(1.0)%
Operating income	$37.1	$23.8	$13.3	55.9%	$151.5	$94.9	$56.6	59.6%

Third quarter:

Net sales increased by $39.4 million to $139.8 million in the third quarter of 2011 from $100.4 million in the third quarter of 2010.  The increase of 39.2% was primarily due to higher metal prices partially offset by lower copper and zinc sales volume.  The copper sales volume decrease was primarily due to lower blister sales because of the closing of the San Luis Potosi copper smelter; copper concentrates are now processed at the La Caridad smelter.  The lower zinc sales volume was a result of no production from the Santa Eulalia mine and lower ore grades at the Charcas and Santa Barbara mines.

Operating costs and expenses in the third quarter of 2011 increased by $26.1 million to $102.7 million from $76.6 million in the comparable 2010 period.  This increase was primarily due to $23.3 million of higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $23.3 million to $87.3 million in the third quarter of 2011 from $64.0 million in the same period of 2010.  The increase in cost of sales included: 1) $9.9 million of higher production cost, principally due to higher fuel and power cost as well as, higher material repair and contractor cost, 2) $8.8 million of inventory consumption and $4.0 million loss due to the exchange rate fluctuation of the Mexican peso.

Nine months:

Net sales in the nine months of 2011 were $425.8 million compared to $366.6 million in the same period of 2010.  This increase of $59.2 million in net sales was primarily due to higher metal prices, partially offset by lower copper, zinc and silver sales volume.   The copper sales volume decrease was primarily due to lower blister sales caused by the closing of the San Luis Potosi copper smelter; copper concentrates are now processed at the La Caridad smelter.  The lower zinc sales volume was due to lower production as there was no production from the Santa Eulalia mine and lower production at the Charcas and Santa Barbara mines due to lower ore grades.

Operating costs and expenses in the nine months of 2011 increased by $2.6 million to $274.3 million from $271.7 million in the comparable 2010 period.  This increase was primarily due to $3.2 million of higher cost of sales (exclusive of depreciation, amortization and depletion).

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

CASH FLOW

The following table shows the cash flow for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine months ended September 30,
	2011	2010	Variance
Net cash provided from operating activities	$1,586.0	$1,368.9	$217.1
Net cash used for investing activities	$(810.8)	$(310.3)	$(500.5)
Net cash provided from (used for) financing activities	$(1,764.2)	$408.8	$(2,173.0)

Net cash provided from operating activities:

The increase of $217.1 million in the nine months ended September 30, 2011 cash provided from operating activities, compared with the same period of 2010, was primarily due to an increase of $737.6 million in net income, net of $450.3 million in working capital needs.  The increase in net income was primarily due to higher metal prices.

The nine months ended September 30, 2011 and 2010 change in working capital includes (in millions):

	Nine months ended September 30,
	2011	2010	Variance
Accounts receivable	$(59.8)	$1.6	$(61.4)
Inventories	(82.9)	28.1	(111.0)
Accounts payable and accrued liabilities	(299.6)	74.8	(374.4)
Other operating assets and liabilities	115.1	18.6	96.5
Total	$(327.2)	$123.1	$(450.3)

Nine months ended September 30, 2011:

In the nine months of 2011 net income was $1,805.3 million.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $216.0 million, which increased operating cash flow and $98.2 million of deferred income tax benefit, which decreased operating cash flow.

In addition, in the nine months of 2011 an increase in working capital decreased operating cash flow by $327.2 million.  The increase in accounts receivable was principally due to higher sales in the period as a result of added production from Buenavista and higher metal prices.  The increase in inventory was primarily due $12.4 million increase in copper in process and $39.6 million increase in finish goods, principally anodes at our Mexican operations due to the restoration of production at the Buenavista mine and a temporary increase of $19.1 million in concentrates and anodes in process at the Ilo smelter at our Peruvian operations. The decrease in accounts payable and accrued liabilities was primarily due to the income tax and workers’ participation payments.

Nine months ended September 30, 2010:

In the nine months of 2010 net income was $1,067.7 million.  Significant items added to (deducted from) arrive to operating cash flow included, depreciation, amortization and depletion of $210.9 million, which increased operating cash flow and $46.8 million of deferred income tax benefit, which decreased operating cash flow.

In addition, in the nine months of 2010 a decrease in working capital increased operating cash flow by $123.1 million.  The decrease in inventory was principally due to $22.7 million of lower copper in process due to the closing of the San Luis Potosi copper smelter at our Mexican operations and $10.6 million of higher supplies consumption at our Peruvian operations.  The increase in accounts payable and accrued liabilities was primarily due to the workers’ participation provision both due to higher net earnings.

Net cash used for investing activities:

Nine months ended September 30, 2011:

Net cash used for investing activities in the nine months of 2011 included $337.0 million for capital expenditures.  The capital expenditures included $90.5 million of investments at our Peruvian operations, $1.8 million for the Tia Maria project, $19.4 million for the Toquepala expansion project, $7.2 million for the Cuajone expansion project and $62.1 million for various other replacement expenditures.  In addition, we spent $246.5 million for replacement assets at our Mexican operations, $218.3 million of which was at our Mexican open-pit operations, $26.1 million at our IMMSA unit and $2.1 million at our administrative office in Mexico City.  The nine months of 2011 investment activities also include a net purchase of short-term investments of $459.6 million, $24.4 million of our share of the investment in the development of the Tantahuatay gold project and $10.3 million of proceeds from the sale of non operating properties.

Nine months ended September 30, 2010:

Net cash used for investing activities in the nine months of 2010 included $281.2 million for capital expenditures.  The capital expenditures included $201.1 million of investments at our Peruvian operations, $115.0 million for the Tia Maria project, $24.4 million for the Toquepala expansion project, $16.9 for the Cuajone expansion project and $44.8 million for various other replacement expenditures.  In addition, we spent $80.1 million for replacement assets at our Mexican operations, $52.7 million of which was at our Mexican open-pit operations, $19.4 million at our IMMSA unit and $8.0 million at our other Mexican facilities.  The nine months of 2010 also include a net purchase of short-term investments of $35.7 million and $6.6 million of proceeds from the sale of non operating properties.

Net cash provided from (used for) financing activities:

Net cash used for financing activities in the nine months of 2011 was $1,764.2 million, compared with $408.8 million of net cash provided from financing activities in the nine months of 2010.  The nine months of 2011 include a dividend distribution of $1,491.7 million, compared with a distribution of $1,062.5 million in the same period of 2010.  Also, the nine months of 2011 include cash used to repurchase 8.4 million shares of our common shares at a cost of $258.4 million and $5.3 million used for the repurchase of Series B Yankee bonds.  Both periods include $5.0 million of amortization of the Mitsui loan.  The 2010 period also includes $1,480.8 million from the issuance of fixed rate unsecured notes, net of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On August 31, 2011, we paid a quarterly dividend of 62 cents per share, totaling $522.6 million.  On October 27, 2011, our Board of Directors authorized a quarterly dividend of 70 cents per share, expected to total $588.7 million, to be paid on November 29, 2011 to SCC shareholders of record at the close of business on November 16, 2011.

Concentration of cash:

As part of the cash management process at September 30, 2011 our cash and cash equivalent balance are invested as follows:

Country	Amount
United States	$858.2
Peru	135.2
Mexico	249.7
Total	$1,243.1

Share repurchase program:

Our Board of directors has authorized a share repurchase program of up to $1.0 billion.  Pursuant to this program in 2011 we have purchased 8.4 million shares at a cost of $258.3 million.  Through September 30, 2011, $715.4 million has been invested in this program.

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

Contractual Obligations:

There was no material change in our contractual obligations in the nine months of 2011.  Please refer to item 7 in our 2010 annual report on Form 10-K for further information regarding our contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Third quarter 2011		Third quarter 2010
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) – GAAP	$677.3	$2.015	$550.8	$2.013
Add:
Selling, general and administrative	24.4	0.073	23.2	0.085
Treatment and refining charges	12.4	0.037	13.7	0.050
By-product revenue (1)	(386.2)	(1.149)	(313.9)	(1.147)
Net revenue on sale of metal purchased from third parties	(5.9)	(0.018)	(2.9)	(0.011)
Less:
Workers’ participation	(75.6)	(0.225)	(57.0)	(0.208)
Cost of metal purchased from third parties	(93.1)	(0.277)	(46.8)	(0.171)
Royalty charge and other, net	(37.2)	(0.111)	(48.6)	(0.178)
Inventory change	46.6	0.139	(34.1)	(0.125)
Operating cash cost	$162.7	$0.484	$84.3	$0.308
Less by-product revenue and net revenue on sale of metal purchased from third parties	392.1	1.167	316.8	1.158
Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$554.8	$1.651	$401.1	$1.466
Total pounds of copper produced (in millions)	336.1		273.6

(1)           Includes net by-product sales revenue and premiums on sales of refined products.

	Nine months 2011		Nine months 2010
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$2,110.1	$2.304	$1,589.5	$2.107
Add:
Selling, general and administrative	74.7	0.082	70.6	0.094
Treatment and refining charges	36.8	0.040	32.5	0.043
By-product revenue (1)	(1,165.0)	(1.272)	(1,010.7)	(1.340)
Net revenue on sale of metal purchased from third parties	(16.2)	(0.018)	(12.7)	(0.017)
Less:
Workers’ participation	(198.1)	(0.216)	(168.2)	(0.223)
Cost of metal purchased from third parties	(471.8)	(0.515)	(204.7)	(0.271)
Royalty charge and other, net	(158.9)	(0.174)	(127.7)	(0.170)
Inventory change	130.8	0.143	(53.5)	(0.071)
Operating cash cost	$342.4	$0.374	$115.0	$0.152

Less by-product revenue and net revenue on sale of metal purchased from third parties	1,181.2	1.290	1,023.4	1.357
Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$1,523.6	$1.664	$1,138.4	$1.509
Total pounds of copper produced (in millions)	915.8		754.5

(1)Includes net by-product sales revenue and premiums on sales of refined products.

IMPACT OF NEW ACCOUNTING STANDARDS

During the nine months of 2011, the FASB issued the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”).

ASU No. 2011-08: On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment” an amendment of ASC topic 350 “Intangibles — Goodwill and Other”.

The objective of this ASU is to simplify how entities test goodwill for impairment. This update allows an entity to have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

This ASU does not change the current guidance for testing other indefinite lived intangible assets for impairment.

This ASU is effective for annual and interim goodwill impairment tests beginning after December 15, 2011 with early adoption permitted including for tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2011 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.3	$23.0	$1.2	$8.0

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/exchange rate effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements.  Recent inflation and exchange rate variances are provided in the table below for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Peru:
Peruvian inflation rate	1.4%	0.6%	3.7%	2.0%
Nuevo sol/dollar devaluation/(appreciation) rate	0.8%	(1.4)%	(1.3)%	(3.6)%

Mexico:
Mexican inflation rate	0.9%	1.0%	1.2%	2.4%
Peso/dollar devaluation/(appreciation) rate	13.4%	(1.2)%	8.6%	(4.3)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2011 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$12.0
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	(14.1)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	22.7
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(18.6)

Interest rate risk:

There have been no material changes in our interest rate risk in the three and nine months ended September 30, 2011.  For additional information please see Item 7A of our annual report on Form 10-K for the year ended December 31, 2010.

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

Copper hedges:

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

As of September 30, 2011 we held copper derivative contracts to protect a portion of our copper sales for the fourth quarter 2011 and the first quarter 2012, as follows:

	4th quarter 2011	1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	105.8	46.3
Average LME cap price	$4.84	$5.18
Average LME floor price	$3.02	$3.50
Estimated % of copper sales covered	30.2%	12.7%
Accumulated unrealized gain recognized in other comprehensive income (net of taxes of $3.9 million and $8.6 million, respectively) (in millions)	$6.3	$13.5

Swap contracts:
Pounds (in millions)	59.5
Weighted average COMEX price	$4.02
Estimated % of copper sales covered	17.0%
Accumulated unrealized gain recognized in other comprehensive income (net of taxes of $13.6 million) (in millions)	$21.6

Provisionally priced sales:

At September 30, 2011, we have recorded provisionally priced sales of 70.6 million pounds of copper, at an average forward price of $3.18 per pound.  Also we have recorded provisionally priced sales of 9.9 million pounds of molybdenum at the September 30, 2011 market price of $14.40 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 7 to our condensed consolidated financial statements.

Short-term Investment:

Short-term investments were as follows (in millions):

	At September 30, 2011	At December 31, 2010
Trading securities	$528.3	$66.9
Weighted average interest rate	1.71%	1.14%

Available for sale	$7.5	$9.3
Weighted average interest rate	0.32%	1.01%
Total	$535.8	$76.2

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2011

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

The following contains information that supplement the risk factors included in our Annual report on Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the period ended June 30, 2011.

General Risks Relating to Our Business

Our new mining or metal production projects may be suspended or subject to additional costs due to community actions and other factors

As part of the approval process for the Toquepala concentrator expansion’s EIA a public hearing was held on September 21, 2011 at the Toquepala townsite.  Over 1,300 people peacefully participated in the public hearing. However, while this meeting was being held, protests and disturbances from some anti-mining groups were taking place at Lake Suches, located 80 kilometers from the Toquepala meeting.  These protests raised concerns related to water usage and pollution.  At the behest of the Tacna regional president, the Peruvian government subsequently declared the townsite meeting invalid.  The Peruvian government has started conversations with the local communities and the regional authorities in order to solve this impasse.  We are awaiting the outcome of these discussions and expect that the authorities will schedule a new date and place for the public hearing.

We are confident also that this situation will be resolved and we will go forward with this project.  However, we cannot assure you that the approval of the EIA for the Toquepala project will be received.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program. On July 28, 2011 the Company´s Board of Directors approved an increase of the SCC share repurchase program, from $500 million to $1.0 billion.  The Board of Directors also confirmed the Company’s purchase of 4.6 million shares of its common shares at a cost of $148.0 million in the second quarter of 2011.  Pursuant to this program, the Company purchase common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $24.99 (1)	millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
Second Quarter 2011:
05/01/11	05/31/11	14,400	37.06	33,452,150		0.5
06/01/11	06/30/11	4,567,520	32.30	38,019,670		147.5
		4,581,920	32.32			148.0
Third Quarter 2011:
08/03/11	08/22/11	2,762,811	29.63	40,782,481		81.9
09/22/11	09/30/11	1,069,669	26.59	41,852,150	11,389,342	28.4
		3,832,480	28.78			110.3

Total purchased		41,852,150	$17.09	41,852,150		$715.4

(1)         NYSE price at September 30, 2011

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 80.8% as of September 30, 2011.

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

4.2

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of

Earnings for the three and nine months ended September 30, 2011 and 2010; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2011 and 2010; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

November 9, 2011

/s/ Genaro Guerrero
Genaro Guerrero
Chief Financial Officer
Vice President, Finance and Chief Financial Officer

November 9, 2011

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

4.2

(a) Indenture governing U.S.$600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference) (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2011 and 2010; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2011 and 2010; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.