Form 10-K
period 2011-12-31
SOUTHERN COPPER CORP/
filed 2012-02-27
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At January 31, 2012, there were of record 840,980,000 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2011 as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $5,438 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2012 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 170 through 179

Southern Copper Corporation (“SCC”)

PART I.

ITEM 1. BUSINESS

THE COMPANY

Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”) is one of the largest integrated copper producers in the world.  We produce copper, molybdenum, zinc and silver.  All of our mining, smelting and refining facilities are located in Peru and Mexico and we conduct exploration activities in those countries and in Argentina, Chile and Ecuador.  See Item 2 “Properties - Review of Operations” for maps of our principal mines, smelting facilities and refineries.  Our operations make us one of the largest mining companies in Peru and also in Mexico.  We believe we have the largest copper reserves in the world.  We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960.  Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

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

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired in 2005.  Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead.  Minera Mexico operates through subsidiaries that are grouped into three separate units.  Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “Mexcobre unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SXEW plant, a smelter, refinery and a rod plant.  Operadora de Minas e Instalaciones Mineras S.A de C.V. ( the “Buenavista unit”) operates Buenavista, formerly named Cananea, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SXEW plants.  The Buenavista mine was operated until December 11, 2010 by Mexicana de Cananea S.A. de C.V. and by Buenavista del Cobre S.A. de C.V. from that date until July 2011.  Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.  Effective February 1, 2012, Minerales Metalicos del Norte S.A was merged with Industrial Minera Mexico S.A. de C.V. (IMMSA). IMMSA absorbed Minerales Metalicos del Norte S.A.

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2011.  For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  Through its wholly-owned subsidiaries, Grupo Mexico as of December 31, 2011 owns 80.9% of our capital stock.  Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

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

In 2011, our Board of Directors increased from $500 million to $1billion the share repurchase program authorized in 2008.  Pursuant to this program, we purchased 42.5 million shares of our common stock at a cost of $730.7 million. These shares are available for general corporate purposes.  We may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

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

Copper is an internationally traded commodity with prices principally determined by the major metal exchanges, the Commodities Exchange, or “COMEX”, in New York and the London Metal Exchange or “LME”.  Copper is usually found in nature in association with sulfur.  Pure copper metal is generally produced from a multistage process, beginning with the mining and concentrating of low-grade ores containing copper sulfide minerals, and followed by smelting and electrolytic refining to produce a pure copper cathode.  An increasing share of copper is produced from acid leaching of oxidized ores.  Copper is one of the oldest metals ever used and has been one of the important materials in the development of civilization.

Copper industry fundamentals, including copper demand, price levels and stocks, strengthened in late 2003 and copper prices continued to improve into the third quarter of 2008, from the 15-year price lows set during 2002.  Late in the third quarter of 2008 the price of copper, as well as the price of other commodities, suffered a brief temporary decline as a consequence of the world financial crisis reaching price lows of $1.30 per pound in the fourth quarter of 2008.  However, since 2009 the price of copper has improved, closing at year-end 2011 at $3.43 per pound on both the LME and COMEX.

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

Inter-segment sales are based on arm’s-length prices at the time of sale.  These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by our Company are:

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

Segment information is included in Item 2 “Properties”, under the captions — “Metal production by segments” and “Ore Reserves.”  More information on business segment and segment financial information is included in Note 20 “Segment and Related Information” of our consolidated financial statements.

CAPITAL INVESTMENT PROGRAM

For a description of our capital investment program, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Capital Investment Program.”

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile.  We also conduct exploration in the areas of our current mining operations.  We invested $37.5 million in exploration programs in 2011, $34.3 million in 2010 and $24.6 million in 2009 and we expect to spend approximately $44.8 million in exploration programs in 2012.

Currently in Peru, we have direct control of 145,064 hectares of mineral rights.  In Mexico, we currently hold 176,250 hectares of exploration concessions.  We also currently hold 21,068 hectares, 35,958 hectares and 2,544 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

Los Chancas.  The Los Chancas project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit.  As a result of the pre-feasibility studies and after the preliminary design of the pit, estimates show 355 million tons of mineralized material with a copper content of 0.62%, molybdenum content of 0.05% and 0.039 grams of gold per ton.  During 2011, we completed the pre-feasibility study and we plan to conduct a feasibility study of the project in 2012.

Tantahuatay.  The Tantahuatay mine located in the department of Cajamarca in northern Peru, started operations in July 2011. Please see “Capital Investment Programs” under Item 7 for further information.

Other Peruvian Prospects. As part of the 2011 exploration program, we concluded a program of 1,652 meters of diamond drilling at the Huallas (Chinchinga) project (a skarn of copper-lead-zinc) located in the department of Ayacucho and 6,268 meters of diamond drilling at the Clara project (copper porphyry) located in southern Peru.  These prospects are on hold as we evaluate the results of the drilling program.

For 2012 we are considering developing a diamond drilling program of approximately 30,000 meters for some prospects located in the northern and southern parts of Peru, including at El Penon, a copper and gold project, located in the north. We will continue with the regional exploration program at several other Peruvian mineralized zones.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  The following are some of the more significant exploration projects:

El Arco.  The El Arco site is a copper deposit located in the state of Baja California in Mexico.  Exploration work at the site indicates approximately 1,207 million tons of mineralized sulfide material with an average copper content of 0.5% and 0.125 grams of gold per ton and 290 million tons of copper oxide with 0.35% copper grade.  In 2010, a deep drilling program of 1,214 meters indicated approximately 390 million tons of mineralized material with 0.62% of copper content below the current pit limits.  As we have a large mineralized material database for this project, we decided to postpone the deep drilling program to the future, consequently no drilling was done in 2011 and none is planned for 2012.

A water source for the leaching operation was identified in 2009 and in 2010 four new production wells were drilled and confirmed an underground water availability of 300 liters per second in the area. During 2011, all documentation required to obtain a water concession for 300 liters per second was filed.  We expect to receive the title for these water rights in the first half of 2012.

The feasibility study performed in 2010 was completed in 2011.  During the last year most of our activities were related to infrastructure issues such as land, power and port facilities.  We expect to resolve these issues in 2012.

Angangueo.  The Angangueo site is located in the state of Michoacan in Mexico.  A deposit of 13 million tons of mineralized material has been identified with diamond drilling.  Testing indicates that the deposit has mineralized material containing 0.16 grams of gold and 262 grams of silver per ton, with 0.79% lead, 0.97% copper and 3.5% zinc.  In 2011, we concluded the feasibility study and in October 2011 an investment of $130.7 million was approved for the development of the Angangueo mine. Please see “Capital Investment Programs” under Item 7 for further information.

Buenavista-Zinc (formerly named Buenavista).  The Buenavista-Zinc site is located in the state of Sonora, Mexico and forms part of the Buenavista ore body.  Drilling and metallurgical studies have shown that the zinc-copper deposit contains approximately 36 million tons of mineralized material containing 29 grams of silver per ton, 0.69% copper and 3.3% zinc.  A new “scoping level” study indicates that Buenavista-Zinc may be an economic deposit.  Due to labor strike activities at the Buenavista mine no work was performed from 2008 through 2010.  In 2011, 11,956 meters of diamond drilling were executed to confirm grade and acquire geotechnical information.  In 2012, the Buenavista-Zinc mine plan will be integrated with the overall mine plan of the Buenavista pit.  Also we expect to conclude the final metallurgical testing and the feasibility study in 2012.

Carbon Coahuila.  In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant.  During 2010, 1,213 meters of diamond drilling were completed at the Rosita pit area and with this drilling, 10,100 tons of mineralized coal were added to the mineralized material estimates for this open pit project. In 2011, 2,640 meters distributed in 68 drilling holes were executed.  This resulted in an increase of 178,000 tons of new mineralized material at the Nueva Rosita pit.  For 2012, a 5,000 meters drilling program is planned for the La Conquista pit.

The Chalchihuites.  The Chalchihuites site is located in the state of Zacatecas.  It is a replacement deposit with mixed oxides and sulfides of lead, copper, zinc and silver.  A drilling program, in the late 1990s, defined 16 million tons of mineralized material containing 95 grams of silver, 0.36% lead, 0.69% copper and 3.08% zinc per ton.  Preliminary metallurgical testing indicates that a leaching precipitating-flotation recovery process can be applied to this ore.  In 2009, we started a prefeasibility study which is expected to be completed by the end of the second quarter 2012.  In 2010 and 2011, we added several claims and performed a 9,386 meters drilling program that indicated at least seven million tons of mineralized material containing 979 grams of silver, 0.41% lead, 0.52% copper and 2.53% zinc.  During 2012, we plan to continue the drilling program, metallurgical testing and related studies.

Pilares. Located in the state of Sonora, Pilares is ten kilometers from the town of Nacozari de Garcia and six straight line kilometers from our La Caridad mine.  In 2008, we acquired 100% ownership of Pilares, with the intention of operating it as an open pit facility.  In October 2011, an investment of $136.3 million was approved for the development of the second stage of the Pilares mine.  Please see “Capital Investment Programs” under Item 7 for further information.

Sierra de Lobos.  This project is located southwest of the city of Leon, Guanajuato.  Drilling in 2008 confirmed the presence of copper and zinc mineralization, but an economic deposit has not yet been identified.  Due to the changes in our investment program priorities, no work was performed in 2009, 2010 and 2011.  We expect to resume drilling activities in the second quarter of 2012.

Chile

Ticnamar. The Ticnamar prospect, located in northern Chile, has been explored as a deposit with copper-molybdenum porphyric veins.  In 2011, a diamond drilling program of 1,124 meters was completed.  For 2012 we plan to continue exploration with a diamond drilling program of 3,000 meters.

Catanave.  Located in northern Chile (Arica), Catanave belongs to a mineralized epithermal system of gold and silver.  In 2010, the environmental impact study was approved and during 2011, 2,189 meters of diamond drilling were completed.  This prospect has good possibilities and for 2012 we plan to continue exploration with a diamond drilling program of 3,000 meters.

Santa Marta.  Located in the Atacama region, Santa Marta is being explored for copper and molybdenum porphyry.  During 2011 and 2010, we diamond drilled 2,837 meters and 3,318 meters, respectively, showing promising results.  Exploration will continue in 2012, with a diamond drilling program of 4,000 meters.

San Benito.  Located in the Atacama region, San Benito was explored for copper and molybdenum porphyry.  In 2010, a diamond drilling program of 3,241 meters was completed. The prospect is currently pending further evaluation.

El Salado. A copper-gold prospect located in the Atacama region, northern Chile.  During 2011, we evaluated the information available for the prospect in order to plan the work to be done in the next stage. For 2012, we plan a diamond drilling program of 5,000 meters and metallurgical testing laboratory.

Resguardo de la Costa. A copper-gold prospect located in northern Chile (Atacama area).  This prospect is on hold, pending further evaluation.

Other Chilean Prospects.  For 2012, we plan to continue with a regional exploration program oriented to locate systems mainly of porphyritics of copper and molybdenum.

Ecuador

In 2011, we started exploration activities in Ecuador.  For 2012, we expect to begin exploration work on the Chaucha prospect, located south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system. In 2012, we plan a program of 10,000 meters of diamond drilling to evaluate the deposit.

Argentina

In the last quarter of 2011, we started exploration activities in Argentina.  We plan to carry out explorations in the south of Argentina, where mineralization for porphyry copper, epithermal gold and silver and polymetallic skarns is expected.

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

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 80% of our metal production for the years 2011, 2010 and 2009, was sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period according to the terms of the contract.

We focus on the ultimate end-user customers as opposed to selling on the spot market or to trading companies.  In addition, we devote significant marketing effort to diversifying our sales both by region and by customer base.  We strive to provide superior customer service, including timely deliveries of our products.  Our ability to consistently fulfill customer demand is supported by our substantial production capacity.

For additional information on sales please see Revenue recognition in Note 3 “Summary of significant accounting policies” and Note 20 “Segment and related information” of our consolidated financial statements.

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on COMEX and LME, the two most important metal exchanges in the world.  Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week.  Our contract prices also reflect any negotiated premiums and the costs of freight and other factors.  From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions.  We entered into copper derivative contracts in 2011 and 2010.  During 2009, we did not hold any metal derivative contracts.  For a further discussion of derivative instruments, see Item 7A “Quantitative and Qualitative Discussion about Market Risk.”  For a further discussion of our products market prices, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Metal Prices.”

The table below shows the high, low and average COMEX and LME copper prices during the last 15 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
1997	1.23	0.76	1.04	1.23	0.77	1.03
1998	0.86	0.64	0.75	0.85	0.65	0.75
1999	0.85	0.61	0.72	0.84	0.61	0.71
2000	0.93	0.74	0.84	0.91	0.73	0.82
2001	0.87	0.60	0.73	0.83	0.60	0.72
2002	0.78	0.65	0.72	0.77	0.64	0.71
2003	1.04	0.71	0.81	1.05	0.70	0.81
2004	1.54	1.06	1.29	1.49	1.06	1.30
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009	3.33	1.38	2.35	3.33	1.38	2.34
2010	4.44	2.76	3.43	4.42	2.76	3.42

2011-1st Q	4.62	4.13	4.39	4.60	4.07	4.38
2011-2nd Q	4.50	3.90	4.16	4.46	3.87	4.15
2011-3rd Q	4.47	3.15	4.07	4.46	3.16	4.08
2011-4th Q	3.70	3.05	3.41	3.65	3.08	3.40
2011	4.62	3.05	4.01	4.60	3.08	4.00

The per pound COMEX copper price during the last 5, 10 and 15 year periods averaged $3.23, $2.37 and $1.85, respectively.  The per pound LME copper price during the last 5, 10 and 15 year periods averaged $3.23, $2.37 and $1.85, respectively.

The table below shows the high, low and average market prices for our three principal by-products during the last 15 years:

	Zinc(LME)			Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)
Year	High	Low	Average	High	Low	Average	High	Low	Average
1997	0.80	0.47	0.60	6.31	4.16	4.87	4.75	3.59	4.31
1998	0.52	0.42	0.46	7.26	4.61	5.53	4.48	2.10	3.42
1999	0.56	0.41	0.49	5.76	4.87	5.22	2.80	2.52	2.66
2000	0.58	0.46	0.51	5.55	4.56	4.97	2.92	2.19	2.56
2001	0.48	0.33	0.40	4.81	4.03	4.36	2.58	2.19	2.35
2002	0.38	0.33	0.35	5.11	4.22	4.60	7.90	2.43	3.76
2003	0.46	0.34	0.38	5.98	4.35	4.89	7.60	3.28	5.29
2004	0.58	0.43	0.48	8.21	5.51	6.68	32.38	7.35	16.20
2005	0.87	0.53	0.63	9.00	6.43	7.32	39.25	25.00	31.99
2006	2.10	0.87	1.49	14.85	8.82	11.54	28.20	21.00	24.75
2007	1.93	1.00	1.47	15.50	11.47	13.39	33.75	24.50	30.19
2008	1.28	0.47	0.85	20.69	8.80	14.97	33.88	8.75	28.42
2009	1.17	0.48	0.75	19.30	10.42	14.67	18.00	7.83	10.91
2010	1.14	0.72	0.98	30.91	14.82	20.18	18.60	11.75	15.60

2011-1st Q	1.15	1.01	1.09	37.87	26.81	31.74	17.88	16.40	17.17
2011-2nd Q	1.13	0.95	1.02	48.58	33.49	38.42	17.15	15.55	16.50
2011-3rd Q	1.13	0.84	1.01	43.32	29.93	38.76	15.05	14.40	14.44
2011-4th Q	0.93	0.79	0.86	35.27	27.19	31.81	14.10	12.70	13.20
2011	1.15	0.79	0.99	48.58	26.81	35.18	17.88	12.70	15.33

The per pound LME zinc price during the last 5, 10 and 15 year periods averaged $1.01, $0.84 and $0.72, respectively.  The per ounce COMEX silver price during the last 5, 10 and 15 year periods averaged $19.68, $13.34 and $10.56, respectively.  The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5, 10 and 15 year periods averaged $20.09, $18.24 and $13.18, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is primarily on a price and service basis, with price being the most important consideration when supplies of copper are ample.  Our products compete with other materials, including aluminum and plastics.  For additional information, see “Item 1A Risk Factors — The copper mining industry is highly competitive.”

EMPLOYEES

As of December 31, 2011, we had 12,145 employees, approximately 70.3% of whom are covered by labor agreements with eleven different labor unions.  During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  Our Taxco and San Martin mines in Mexico have been on strike since July 2007, our Buenavista mine was on strike from July 2007 through June 6, 2010.

Peru

Approximately 61% of our 4,159 Peruvian workers were unionized at December 31, 2011, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers. In September 2010, we reached a collective bargaining agreement with these three unions which will expire on August 31, 2012.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, this agreement provides a productivity bonus program for the departments that reach certain goals.

In addition, there are five smaller unions, representing the balance of workers.  Collective bargaining agreements with these unions will expire in November 2012.  We expect that negotiations with all eight unions will likely continue throughout the first quarter of 2013.

There were no strikes during 2011 and 2010.

Employees of the Toquepala and Cuajone units reside in townsites, where we have built 3,700 houses and apartments.  In 1998, Company housing at our Ilo unit was sold to workers at nominal prices.  We still hold 90 houses at Ilo for staff personnel.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsite and housing complexes include schools, medical facilities, churches, social clubs and recreational facilities.  We also provide shopping, banking and other services at the townsites.

Mexico

Approximately 75% of our 7,975 Mexican workers were unionized at December 31, 2011, represented by three separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  We conduct negotiations separately at each mining complex and each processing plant.

In recent years the Buenavista mine experienced several labor stoppages.  The latest labor stoppage started in July 2007 and finished in June 2010.  We began the rehabilitation of the Buenavista mine during the second half of 2010 and in 2011 we restored full capacity.

Currently, the Buenavista operations have a work force of 2,100 workers that are operating the mine and plants as well as developing the $3.7 billion expansion program, which is expected to increase its production capacity from 180,000 tons of copper per year to 488,000 tons.  On June 6, 2011, the Confederation of Mexican Workers (“CTM”) was awarded the collective bargaining agreement of the Buenavista del Cobre’s union by the Federal Board of Conciliation and Arbitration.  CTM now represents around 780 workers of this mine.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, we filed a court petition requesting that the court establish our responsibility for the strike and that it define the termination payment for each unionized worker.  The court denied the petition alleging that according to federal labor law, the union was the legitimate party to file the petition.  On appeal by us, on May 13, 2011, the Mexican federal tribunal accepted our petition.  In July 2011, the union appealed the favorable court decision before the Supreme Court.  At December 31, 2011, resolution of the appeal was pending.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, we commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow us search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and to take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court again issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. On January 25, 2012, the mining union appealed the resolution before the federal court. The resolution of the appeal is expected to be issued within the next months.

It is expected that operations at these mines will remain suspended until these labor issues are resolved.

Employees of the Mexcobre and Buenavista units reside in townsites at La Caridad and Buenavista, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively.  Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping centers, banking and other services.  Through 2007, the Buenavista unit (at that time Cananea) provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit.  In 2011, we signed an agreement with the Secretary of Health of the State of Sonora to continue providing these services to our retired workers and their families.  The new workers of the Buenavista unit will receive health services from the Mexican Institute of Social Security as do all Mexican workers.

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

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., an independent power company (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  Enersur is building a 400 megawatt power plant close to the current coal plant, which will provide additional power reserves in the south of Peru.  We believe the plant is scheduled to commence operations in 2013.

In addition, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone.  Power is distributed over a 224-kilometer closed loop transmission circuit, which is interconnected with the Peruvian network.  We obtain fuel in Peru primarily from a local producer.

In 1997, we sold our Ilo power plant to Enersur.  In connection with the sale, a power purchase agreement was also completed under which we agreed to purchase all of our power needs for our Peruvian operations from Enersur for twenty years, commencing in 1997.  In 2003, the agreement was amended releasing Enersur from its obligation to construct additional capacity to meet our increased electricity requirements and changing the power tariff as called for in the original agreement.

In 2009, we signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that we believe better reflect current economic conditions in the power industry and in Peru.  The new economic conditions agreed in the MOU have been applied by Enersur to its invoices to us since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  The MOU also established a time frame during which Enersur and we must negotiate in good faith to settle certain pending issues, including agreeing on a power purchase agreement for the Tia Maria project.  During 2010 and 2011, we continued our negotiation with Enersur but negotiations are currently suspended due to the delay of the Tia Maria project. See “Other legal matters -Tia Maria” in note 14 “Commitment and Contingencies” to our consolidated financial statements for further information.

In Peru, we have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire, Vizcachas and Titijones aquifers and also surface water from the Suches lake and two small water courses, namely Quebrada Honda and Quebrada Tacalaya, which together are sufficient to supply the needs of our two operating units at Toquepala and Cuajone.  At Ilo, we have desalinization plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

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

The Mexcobre unit imports natural gas from the U.S. through its pipeline (between Douglas, Arizona and Nacozari, Sonora).  This permits us to import natural gas from the United States at market prices and thereby reduce operating costs.  Several contracts with PEMEX and the United States provide us with the option of using a monthly fixed price or daily fixed prices for our natural gas purchases.

From time to time we enter into gas swap contracts to protect part of our gas consumption. The gain or losses obtained are included in the production cost.  During all of 2010 and 2011 and at December 31, 2011, we did not hold any gas swap contracts. During 2009, we entered into gas swap contracts to protect 306,000 MMBTUs of our gas consumption at a fixed price of $3.6350.

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

In Mexico, water is a national property and industries not connected to a public services water supply must obtain a water concession from Comision Nacional del Agua (the “National Water Commission”, or “CNA”).  Water usage fees are established in the Ley Federal de Derechos (the Federal Law of Rights), which distinguishes several availability zones with different fees per unit of volume according to each zone.  All of our operations have one or several water concessions and, with the exception of Mexicana de Cobre, pump out the required water from one or several wells.  Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants.  At our Buenavista facility, we maintain our own wells and pay the CNA for water usage.  Water conservation committees have been established in each plant in order to conserve and recycle water.  Water usage fees are updated on a yearly basis and have been increasing in recent years.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in Note 14 “Commitments and Contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 196,800 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	24,045	17,111	9,403	—	50,559
Exploration	4,800	—	4,600	135,664	145,064
Total	29,145	17,567	14,424	135,664	196,800

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2011, 2010 and 2009, were approximately $1.2 million, $1.1 million and $1.1 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.  We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

In 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we were subject to a 1% to 3% charge, based on sales, and calculated on the value of the concentrates produced at our Toquepala and Cuajone mines.  We made provisions of $52.5million, $65.5 million and $43.7 million in 2011, 2010 and 2009, respectively, for this charge.

In September 2011, the Peruvian Congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12%, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%.  In the last quarter of 2011, we made provisions of $19.3 million for this charge.

At the same time, the Peruvian Congress enacted a new tax for the mining industry.  This tax is also based on operating income with rates ranging from 2% to 8.4%. It begins at 2% for the first 10% of operating income margin and for each additional 5% of operating income margin is increased by an additional rate of 0.4% until 85% of operating income margin is reached. In the last quarter of 2011, we made provisions of $16.4 million for this tax.

Mexico

In Mexico we have approximately 379,103 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined in the table below.

	Underground Mines	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	88,439	96,588	17,826	176,250	379,103

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $8.9 per hectare depending on the beginning date of the mining concession.  Fees paid during 2011, 2010 and 2009 were approximately $3.5 million, $2.9 million and $2.5 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

During the last 15-year period the yearly average price of copper per pound on the COMEX ranged from a low $0.72 in 1999 and 2002, to a high $4.01 in 2011.  In 2011, the COMEX copper price decreased from a quarterly high of $4.39 per pound in the first quarter to a quarterly low of $3.41 per pound in the fourth quarter and closed the year at $4.01 per pound.  The LME copper prices during these periods, while slightly different, closely paralleled the COMEX prices.  Molybdenum, zinc and silver during the same 15-year period showed average highs and lows as follows: molybdenum $2.35 per pound, low in 2001 and $31.99 per pound, high in 2005; zinc $0.35 per pound, low in 2002 and $1.49 per pound, high in 2006; and silver $4.36 per ounce, low in 2001 and $35.18 per ounce high in 2011.

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

There is a degree of uncertainty attributable to the calculation of reserves.  Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only.  The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry.  We may be required in the future to revise our reserves estimates based on our actual production.  We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered.  Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty charges and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time.  Reserves data are not indicative of future results of operations.  Our reserves are depleted as we mine.  We depend on our ability to replenish our ore reserves for our long-term viability.  We use several strategies to replenish and increase our ore reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic.  Acquisitions may also contribute to increased ore reserves and we review potential acquisition opportunities on a regular basis.  However, we cannot assure you that we will be able to continue with our strategy to replenish reserves indefinitely.

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

Our financing instruments and those of our Minera Mexico subsidiary include financial and other restrictive covenants that, among other things, limit our and Minera Mexico’s abilities to incur additional debt and sell assets.  If either we or our Minera Mexico subsidiary do not comply with these obligations, we could be in default under the applicable agreements which, if not addressed or waived, could require repayment of the indebtedness immediately.  Our Minera Mexico subsidiary is further limited by the terms of its outstanding notes, which also restrict the Company’s applicable incurrence of debt and liens.  In addition, future credit facilities may contain limitations on our incurrence of additional debt and liens, on our ability to dispose of assets, or on our ability to pay dividends to our common stockholders.

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

Through 2011, our management set aside $2.0 billion of unremitted earnings of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is our intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.

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

The mining industry has experienced significant consolidation in recent years, including consolidation among some of our main competitors, as a result of which an increased percentage of copper production is from companies that also produce other products and may, consequently, be more diversified than we are.  We cannot assure you that the result of current or future consolidation in the industry will not adversely affect us.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constituted approximately 37.0% and 36.0% of our total production cost in 2011 and 2010, respectively.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  Disruptions in energy supply or increases in costs of energy resources or increases of other production costs could have a material adverse effect on our financial condition and results of operations.

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

We are required to comply with occupational health and safety laws and regulations in Peru and Mexico where our operations are subject to periodic inspections by the relevant governmental authorities.  These laws and regulations govern, among others, health and safety work place conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances.  We believe our operations are in compliance in all material respects with applicable health and safety laws and regulations in the countries in which we operate.  Compliance with these laws and regulations and new or existing regulations that may be applicable to us in the future could increase our operating costs and adversely affect our financial results of operations and cash flows.

We regularly monitor occupational health and safety performance and compliance through programs, reports and activities at our operations.  Accidents are reported to Mexican and Peruvian authorities as required.  In 2011, we had one fatality in Mexico, one contractor employee, and two fatalities in Peru, two Company employees. In 2010, we had eight fatalities in Mexico, four Company employees and four contractor employees and two fatalities in Peru, one Company employee and one contractor employee.  The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have a material impact on our results.  Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses.  In 2010 and 2011, we were not subject to material penalties or sanctions and we did not experience any shutdowns of our work areas.

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

On January 28, 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection (the “General Law”) was amended.  This amendment, gives an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that the harm may be caused.

As a result of the amendment, more legal actions supported or sponsored by non-governmental groups, interested in halting projects, and not necessarily in protecting the rights of affected communities may be filed against companies operating in all industrial sectors, including the mining sector.

In addition, on August 30, 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were published in the Official Gazette and will be effective on February 29, 2012.  These amendments establish three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived.  The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

On December 5, 2011, the Senate Chamber approved the Environmental Liability Federal Law which establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations) and criminal responsibilities. Also economic fines could be established. This initiative has been turned to lower chamber for discussion and voting.  The law will be in force once approved by the lower chamber and signed by the president.

In 2003 and 2005, Peruvian environmental laws imposing closure and remediation obligations on the mining industry were enacted.  Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us.  Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.  We further discuss these obligations in our Note 10 “Asset Retirement Obligation” to our consolidated financial statements.  Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement.  This agreement, as well as new international treaties regarding human rights, contains environmental provisions and initiatives.  We believe our operations are in material compliance with all environmental laws and regulations within the areas we operate.

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

The development of more stringent environmental protection programs in Peru and Mexico and in relevant trade agreements could impose constraints and additional costs on our operations and require us to make significant capital expenditures in the future.  We cannot assure you that current or future legislative, regulatory or trade developments will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

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

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate.  As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results.  These costs principally include electricity, labor, maintenance, local contractors and fuel.  For the year ended December 31, 2011, a substantial portion of our costs were denominated in a currency other than U.S. dollars.  Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined.  The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the currencies which most influence our costs.

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

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  As of December 31, 2011, unions represented approximately 70% of our workforce.  Currently, we have labor agreements in effect for all of our operations.

In June 2010, a work stoppage at our Buenavista mine was finally resolved after a period of three years.  The mine property was rehabilitated and production was fully restored in the second quarter of 2011.

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

Tia Maria:  a Peruvian investment project of over $1.0 billion was suspended by governmental action in April 2011 in light of protests and disruptions carried out by a small group of activists who alleged, among other things, that the project would result in severe environmental contamination and the diversion of agricultural water resources.  While we continue high level negotiations with the Peruvian government, we have begun the preparation of a new EIA study.

For this purpose, we propose to stop the appeal process of the original EIA submitted to MINEM in 2011 and to expedite the preparation of the new EIA that will address the issues and questions raised during the previous EIA approval process and provide the required technical answers.

We consider that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of our assessment of the project.

We are confident that this initiative will have a positive effect on our stakeholders and will allow us to obtain the approval for the development of the 120,000 ton annual production copper project.  Considering current delays in the project approval process, we are rescheduling the project start-up date to 2015.  While a new EIA is pending some of the equipment purchased for Tia Maria is being assigned to our operations at Buenavista, Toquepala, and Cuajone.

Toquepala concentrator expansion: As part of the approval process of the EIA for this project, a public hearing was held on September 21, 2011 at the Toquepala townsite.  Over 1,300 people peacefully participated in this public hearing. However, while this meeting was being held, protests and disturbances from some anti-mining groups were taking place at Lake Suches located 80 kilometers from the Toquepala meeting.  These groups raised concerns related to water usage and pollution.  At the behest of the Tacna regional president, the Peruvian government subsequently declared the townsite meeting invalid.  The Peruvian government has started discussions with the local communities and the regional authorities in order to resolve this impasse.  The Company is awaiting the outcome of these discussions and expects that the authorities will schedule a new date and place for the public hearing.  The project will not use additional fresh water and therefore will not affect the availability of this resource for community or agricultural use. In fact, water currently used by the Company comes from deep wells drilled into the Capulline formation aquifer and does not take water from the population and agricultural communities of Tacna and Moquegua.

We are confident that we will continue with the Tia Maria and the Toquepala projects.  However, these projects, or any other project which we may undertake in the future, may be subject to additional costs or delays due to actions by members of the local community or other factors.

We are controlled by Grupo Mexico, which exercises control over our affairs and policies and whose interests may be different from yours.

At December 31, 2011, Grupo Mexico owns indirectly 80.9% of our capital stock.  Certain of our and Minera Mexico’s officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates.  We cannot assure you that the interests of Grupo Mexico will not conflict with ours.

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

Grupo Mexico reported that in 2009 under its reorganization plan for Asarco LLC (“Asarco”), an indirect subsidiary and a former stockholder of our Company, it had secured financing of $1.5 billion, which at December 31, 2011 had an outstanding balance of $554.6 million.

Additionally, AMC, Grupo Mexico’s subsidiary, and several directors of our Company are named defendants in the Lemon Bay litigation disclosed in “Class actions” in note 14 “Commitment and Contingencies.”  We have also been named as a nominal defendant.  All defendants have appealed the judgement issued on December 29, 2011.  We cannot assure you that increased financial obligations of our parents resulting from the financing, the litigation or other reasons will not result in our parent corporations attempting to obtain increased dividends or other funding from us.

On July 22, 2010, we received a non-binding proposal from our parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco. On October 28, 2011, AMC announced, in light of discussions with a special committee of our independent directors, that it had withdrawn the proposed transaction to combine AMC and Southern Copper.

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

A significant part of our operations are conducted in Peru.  Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in Peru.  During the past several decades, Peru has had a history of political instability that has included military coups and a succession of regimes with differing policies and programs.  Past governments have frequently intervened in the nation’s economy and social structure.  Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments, as well as limitations on imports, have restricted the ability of companies to dismiss employees, have expropriated private sector assets (including mining companies) and have prohibited the remittance of profits to foreign investors.

For further discussion of Peruvian legislation imposing a special mining tax and royalty charges on mining companies, see “Special Mining Tax” in note 8 “Income Taxes” and “Royalty Charge” in Note 14 “Commitments and Contingencies” to our consolidated financial statements.

Terrorism in Peru was a risk in the 1980s and 1990s due to the presence of significant active terrorist groups.  However, in the past decade (2000s) terrorist activities have largely disappeared from Peru’s environment.

In the last 10 years Peru has had political and social stability.  The Peruvian government’s economic policies reduced inflation and the Peruvian economy has experienced significant growth in recent years.  In October 2010, Peru had regional and mayoral elections and in June 2011 Peru elected a new president.

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

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to the United States market.  The global financial crisis and the subsequent downturn in the United States economy caused real gross domestic product in Mexico to fall 6.6% in 2009.  Mexico’s policy measures in response to the crisis and its prior economic performance have helped the economy begin a recovery.  Gross domestic product was about 4% and 5% in 2010 and 2011, respectively, and is projected to be at least 3.5% in 2012.  Unless, new downside signals from the U.S. market or a significant increase in oil prices, which may endanger economic growth in the world, copper prices should remain strong. Other possible risks with apparently smaller consequences are increases in taxes on the mining sector or higher royalties. Like in many metal producing countries, the mining industry is perceived as a place where there is money to correct fiscal pressures.

Regarding the political situation in Mexico, security institutions are under significant stress, as a result of drug-related violence.  This situation affects, in particular, transportation of minerals and finished products, which affect a small part of our production.  However, we do not expect drug-related violence to constitute a significant risk unless it increases and affects our areas of production.

On July 1, 2012, voters will elect a new president and members of the chambers of deputies and senators in Mexico.  The forthcoming elections in 2012 will also have a reaching effect on the political and economic conditions, but is expected to be a democratic and political process.

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

Over the past several years, Peru has experienced one of its best economic periods.  In Peru economic conditions have improved significantly in the last years.  Inflation in 2011 and 2010 was 4.8% and 2.1%, respectively. The value of the nuevo sol has appreciated against the U.S. dollar, 4.0% in 2011 and 2.8% in 2010.  Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars.  If inflation in Peru were to increase without a corresponding devaluation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our common stock, could be affected.  Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.  Additionally, the global financial economic crisis could have a negative affect on the Peruvian economy.

Among the economic circumstances that could lead to a devaluation of the nuevo sol is the decline of Peruvian foreign reserves to inadequate levels.  However, Peru’s foreign reserves at December 31, 2011, were a record $48.8 billion as compared with $44.1 billion and $33.1 billion at December 31, 2010 and 2009, respectively.  We cannot assure you of similar positions in the future but there does not seem to be an adverse outlook for 2012 or 2013.

Mexican inflation, restrictive exchange control policies and fluctuations in the peso exchange rate may adversely affect our financial condition and results of operations.

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of our Mexican operations’ cost of sales are denominated in pesos.  Accordingly, when inflation in Mexico increases without a corresponding devaluation of the peso the net income generated by our Mexican operations is adversely affected.  The annual inflation rate in Mexico was 3.8% in 2011, 4.4% in 2010 and 3.6% in 2009.  The Bank of Mexico has publicly announced a target of 4.0% inflation for 2012.

At the same time, the peso has been subject in the past to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso decreased by 13.1% in 2011 and increased by 5.4% and 3.5% in 2010 and 2009, respectively.

The Mexican government does not currently restrict the ability of Mexican companies or individuals to convert pesos into dollars or other currencies.  While we do not expect the Mexican government to impose any restriction or exchange control policies in the future, it is an area we closely monitor.  We cannot assure you the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future.  The imposition of exchange control policies could impair Minera Mexico’s ability to obtain imported goods and to meet its U.S. dollar-denominated obligations and could have an adverse effect on our business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We were incorporated in Delaware in 1952.  Our corporate offices in the United States are located at 1440 East Missouri Avenue Suite C-175, Phoenix, Arizona 85014.  Our Phoenix telephone number is (602) 264-1375.  Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima.  Our website is www.southerncoppercorp.com.  We believe that our existing properties are in good condition and suitable for the conduct of our business.

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

KEY PRODUCTION CAPACITY DATA:

All production facilities are owned by us.  The following table sets forth as of December 31, 2011, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2011 Production	2011 Capacity Use
PERUVIAN OPEN-PIT UNIT

Mining Operations
Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd — ore milled	80.1 ktpd	92.1%
Toquepala open-pit mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — ore milled	60.1 ktpd	100.0%
Toquepala SXEW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy — refined	35.3 ktpy	63.1%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy — concentrate feed	1,094.0 ktpy	91.2%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy — refined cathodes	261 ktpy	93.2%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy - sulfuric acid	1,061.6 ktpy	101.1%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	347.9 tpy	108.7%

MEXICAN OPEN-PIT UNIT

Mining Operations
Buenavista Open-pit mine (2)	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	76.7 ktpd — milling	60.2 ktpd	78.5%
Buenavista SXEW I, II plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	62.3 ktpy	113.7%
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	90.0 ktpd — milling	91.0 ktpd	101.1%
La Caridad SXEW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy — refined	23.9 ktpy	109.1%

Processing Operations
La Caridad copper smelter (3)	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — concentrate feed	845.6	84.6%
La Caridad copper refinery (3)	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	186.9	62.3%
La Caridad copper rod plant (3)	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	107.9	71.9%
La Caridad precious metals refinery (3)	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	2.8 ktpy - slime	0.942	33.6%
La Caridad Sulfuric acid plant (3)	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — sulfuric acid	819.0	52.3%

IMMSA UNIT

Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — ore milled	1,124.0	77.0%
San Martin (4)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — ore milled	—	0.0%

Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy — ore milled	1,553.0	70.9%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy - ore milled	154.0	28.1%
Taxco (4)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy - ore milled	—	0.0%
Nueva Rosita coal & coke complex(5)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	103.9	11.5%
			100 ktpy coke	84.4	84.4%

Processing Operations
San Luis Potosí zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	90.6	86.3%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	158.0	87.8%

ktpd = thousands of tons per day
ktpy = thousands of tons per year
Tpy = tons per year

(1)                          Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)                          After the almost three years of strikes the Buenavista concentrator restored full capacity in the second quarter of 2011.

(3)                          The 2011 capacity utilization at the La Caridad processing facilities was partially reduced by the lack of materials from the Buenavista mine which restored full capacity in the second quarter of 2011.

(4)                          During 2011, there was no production at the Taxco and San Martin mines due to strikes.

(5)                          At December 31, 2011, the coal reserves for the Nueva Rosita coal plant were 100.6 million tons with average sulfur content of 1.1% and a BTU content of 8,503 per pound.

PROPERTY BOOK VALUE

At December 31, 2011, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$452.2
Toquepala	584.5
Tia Maria project	434.1
Ilo and other support facilities	610.1
Property in progress	145.0
Total	$2,225.9

Mexican open-pit operations:
Buenavista	$772.2
La Caridad	1,005.7
Mexicana del Arco	39.3
Total	$1,817.2

Mexican IMMSA unit:
San Luis Potosi	$33.9
Zinc electrolytic refinery	70.3
Charcas	36.6
San Martin	30.4
Santa Barbara	69.2
Taxco	5.2
Santa Eulalia	31.2
Nueva Rosita	21.0
Property in progress and other facilities	22.3
Total	$320.1

Mexican administrative offices	$56.7

Total Southern Copper Corporation	$4,419.9

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2011	2010	2009
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	265,390	289,947	280,263
Cuajone	308,956	363,692	416,562
SXEW Toquepala	77,872	83,640	83,691

Mexico open-pit
La Caridad	197,927	209,154	225,975
Buenavista	242,832	—	—
SXEW La Caridad	52,587	50,403	51,182
SXEW Buenavista	137,440	45,626	—

IMMSA unit	12,189	12,507	12,396
Total Mined	1,295,193	1,054,969	1,070,069

Smelted
Peru open-pit
Blister Ilo	—	—	19,270
Anodes Ilo	744,747	688,894	742,475

Mexico open-pit
Anodes La Caridad	510,766	256,913	307,880

IMMSA unit
Blister IMMSA	—	1,958	43,903
Total Smelted	1,255,513	947,765	1,113,528

Refined
Peru Open-pit
Cathodes Ilo	575,391	563,281	578,096
SXEW Toquepala	77,872	83,640	83,690

Mexico Open-pit
Cathodes La Caridad	411,933	186,564	258,233
SXEW La Caridad	52,587	50,403	51,182
SXEW Buenavista	137,440	45,626	—
Total Refined	1,255,223	929,514	971,201

Rod Mexico Open-pit
La Caridad	237,933	126,246	132,435
Total Rod	237,933	126,246	132,435

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,707	1,801	1,788
Cuajone	1,918	2,451	2,584
Mexico Open-pit
La Caridad	1,776	1,845	2,052
Buenavista	1,464	—	—

IMMSA unit	5,866	6,549	6,778
Total Mined	12,731	12,646	13,202

Refined
Peru Open-pit — Ilo	3,152	3,466	3,270
Mexico Open-pit — La Caridad	6,913	6,097	6,505
IMMSA unit	2,524	3,680	3,314
Total Refined	12,589	13,243	13,089

MOLYBDENUM (thousand pounds)
Mined
Toquepala	11,823	10,644	7,932
Cuajone	6,144	11,594	11,669
La Caridad	22,973	22,998	21,597
Total Mined	40,940	45,236	41,198

ZINC (thousand pounds)
Mined IMMSA	184,763	218,685	243,456
Refined IMMSA	200,332	209,598	217,570

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are approximately 825 meters and 900 meters deep, respectively.  Under the present mine plan configuration the Toquepala pit will reach a depth of 1,635 meters and the Cuajone pit will reach a depth of 1,200 meters.  The deepening pits present us with a number of geotechnical challenges.  Perhaps the foremost concern is the possibility of slope failure, a possibility that all open-pit mines face.  In order to maintain slope stability, in the past we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements.  We have also responded to hydrological conditions and removed material displaced by slope failures.  To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

In the late 1990s we hosted round table meetings in Vancouver, B.C. with a group of recognized slope stability and open-pit mining specialists.  The agenda for these meetings was principally a review of pit design for mines with greater than 700 meter depth.  The discussions included practices for monitoring, data collection and blasting processes.

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

In 2011 a program of oriented and conventional geotechnical drilling was executed at the Toquepala mine, totaling 5,250 meters.  At the Cuajone mine, the geotechnical drilling program totaled approximately 5,627 meters.

To increase the possibility of mining in the event of a slide, we have provided for two ramps of extraction for each open-pit mine.

While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit.  A number of recommendations and observations were presented by the consultants.  These included a recommendation of a maximum average bench face angle of 72 degrees.  Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope.  The geoestructural and geotechnical parameters recommended were applied in the pit design for the new life of the mine plan for La Caridad mine prepared in 2010.  This mine plan replaced the 15-year mine plan prepared in 2004. However, since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes.  Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.  We are also continuing collecting new information related to geotechnical data and other geology features in order to ensure the structural security and also to improve the geotechnical data base for future studies

At the Buenavista mine, we are following the recommendations of a geotechnical evaluation of design slope for the 15-year pit plan. This evaluation was prepared by an independent mine consulting firm.  This evaluation included the determination of optimum pit slope design angles and bench design parameters for the proposed mine plan.  The objective of the study was: 1) to determine optimum inter-ramp slope angles and bench design parameters for the 15-year plan and 2) to identify and analyze any potential major instability that could adversely impact mine operation.

The following recommendations were made for the Buenavista mine: an inter-ramp slope design angles for the 15-year pit plan, for all of the 21 design sectors, defined on a rock-fabric-based catch bench analysis, using double bench, can range from 48° and 55°, and the inter-ramp slope angles are based on geometries that resulted from the back-break analysis using 80% reliability of achieving the required 7.5 meter catch bench width for a single bench configuration and 10.6 meter catch bench width for a double bench configuration.  Preliminary observations suggest the 15-year pit walls may be relative free-draining, the back-break analysis assumed depressurized conditions of mine benches, and the inter-ramp stability analysis were performed for both, saturated and depressurized conditions.

A pit dewatering/depressurization plan for the Buenavista mine was also recommended to address the issues of open pit drainage, dewatering plan and future slope depressurization.  Phase I of the geohydrological study was completed by an independent consultant.  The analysis included a preliminary assessment and work plan implementations.

In 2011, five wells for extraction and monitoring were drilled close to the mine. Also, we began a drilling program to monitor possible water filtration beyond the limits of the open pit mine.  All the information obtained from these well drilling programs is being analyzed to be included in the hydrologic model.  The open pit dewatering program from the bottom benches also continued during 2011 in order to allow us to continue with the current mining plan.

METAL PRODUCTION BY SEGMENTS

Set forth below are descriptions of the operations and other information relating to the operations included in each of our three segments.

PERUVIAN OPERATIONS

Our Peruvian segment operations include the Cuajone and Toquepala mine complexes and the smelting and refining plants, the industrial railroad which links Ilo, Toquepala and Cuajone and the port facilities.

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

The table below sets forth 2011, 2010 and 2009 production information for our Cuajone operations:

		2011	2010	2009
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	29,073	31,461	32,030
Copper grade	(%)	0.578	0.598	0.677
Leach material mined	(kt)	3,096	10	11
Leach material grade	(%)	0.551	0.519	0.515
Stripping ratio	(x)	3.82	3.01	2.68
Total material mined	(kt)	140,108	126,144	117,939
Concentrator
Total material milled	(kt)	28,946	31,419	32,049
Copper recovery	(%)	83.69	87.73	87.06
Copper concentrate	(kt)	542.3	620.7	718.9
Copper in concentrate	(kt)	140.1	165.0	188.95
Copper concentrates average grade	(%)	25.84	26.58	26.28
Molybdenum
Molybdenum grade	(%)	0.013	0.022	0.023
Molybdenum recovery	(%)	73.90	76.78	72.5
Molybdenum concentrate	(kt)	5.2	9.7	9.6
Molybdenum concentrate average grade	(%)	53.71	54.09	55.06
Molybdenum in concentrate	(kt)	2.8	5.3	5.3

Key:        kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major Cuajone mine equipment includes fifteen 290-ton capacity trucks, nineteen 218-ton capacity trucks, nine 231-ton capacity trucks and one 360-ton capacity truck, three 56-cubic yard capacity shovels, one 73-cubic yard shovel, one 42-cubic yard shovel, one 33-cubic yard capacity front loader, five electric drills and one diesel drill for pre-splitting.  Auxiliary equipment includes nine wheel bulldozers, ten Caterpillar bulldozers, two 988 CAT front loaders, three 966 CAT front loader and five motorgraders.  This equipment includes a number of trucks and other units transferred from the Tia Maria project in 2011.  We continuously improve and renovate our equipment.

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

Mine exploration

Exploration activities during the drill campaign in 2011 are as follows:

Studies	Meters	Holes	Notes
Infill drilling	11,130	52	To obtain additional information to improve confidence in our block model.
Geotechnical holes	5,627	26	To improve geotechnical information
Total	16,757	78

Concentrator

Our Cuajone operations use state of the art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals, but separating waste material called tailings.  This copper-molybdenum bulk concentrate is then treated by inverse flotation where molybdenum is floated and copper is depressed.  The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.  Sulfides under 0.40% copper are considered waste.

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

The table below sets forth 2011, 2010 and 2009 production information for our Toquepala operations:

		2011	2010	2009
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	21,525	21,634	21,685
Copper grade	(%)	0.619	0.678	0.655
Leach material mined	(kt)	47,142	67,103	86,692
Leach material grade	(%)	0.253	0.252	0.223
Stripping ratio	(x)	7.24	7.29	5.88
Total material mined	(kt)	177,398	179,313	149,287
Concentrator
Total material milled	(kt)	21,497	21,654	21,700
Copper recovery	(%)	90.46	89.58	89.44
Copper concentrate	(kt)	455.2	481.7	466.4
Copper in concentrate	(kt)	120.4	131.5	127.1
Copper concentrate average grade	(%)	26.45	27.30	27.25
Molybdenum
Molybdenum grade	(%)	0.035	0.035	0.028
Molybdenum recovery	(%)	70.67	64.48	60.20
Molybdenum concentrate	(kt)	9.8	8.9	6.6
Molybdenum concentrate average grade	(%)	54.69	54.50	54.54
Molybdenum in concentrate	(kt)	5.4	4.8	3.6
SXEW plant
Estimated leach recovery	(%)	25.33	25.26	25.61
SXEW cathode production	(kt)	35.3	37.9	38.0

Key:        kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Major mine equipment at Toquepala includes twenty-eight 290-ton capacity trucks, thirty-six 218-ton capacity trucks, one 363-ton capacity truck, one 60-cubic yard capacity shovel, three 56 cubic-yard capacity shovels, three 73-cubic yard capacity shovels, one 15- cubic yard capacity shovel, eight electric rotary drills, two Down the Hole (DTH) drills for pre-split and two front-end loaders with capacities of 28 and 23 cubic-yard. This equipment includes a number of trucks and other units transferred from the Tia Maria project in 2011.  We continuously improve and renovate our equipment.

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

Mine Exploration

Exploration activities during the drill campaign in 2011 are as follows:

Studies	Meters	Holes	Notes
Leach and ore confirmation for phases 4 and 5	3,722	7	To obtain additional information to improve knowledge of east wall of current pit.
To define quality and variability of rock mass in slump XI, XII, XV, and north-east sector.	5,250	21	Drilling was performed to obtain a better understanding of the behavior of the slumps XI, XII, XV, and north-east sector.
Total	8,972	28

Concentrator

Our Toquepala concentrator operations use state-of-the-art computer monitoring systems in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the crushing circuit, where rotating crushers reduce the size of the rocks by approximately 85%, to less than one-half of an inch.  The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder.  The finely ground powder mixed with water is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  The bulk concentrate with sufficient molybdenum content is processed to recover molybdenum by inverse flotation.  This final copper concentrate with a content of approximately 26.5% of copper is filtered in order to reduce moisture to 8.5% or less.  Concentrates are then shipped by rail to the smelter at Ilo.

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

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability.  The SXEW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company, and found to be in compliance with the requirements of the ISO 9001-2008 standard.

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

Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper.  At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag which is tapped through a taphole to either of two rotary holding furnaces, where these smelted phases will be separated.  Copper matte contains approximately 63% copper.  Copper matte is then sent to the four Pierce Smith converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper.  The blister copper is refined in two anode furnaces by oxidation to remove sulfur with compressed air injected into the bath.  Finally, the oxygen content of the molten copper is adjusted by reduction with injection of liquefied petroleum gas with steam into the bath.  Anodes, containing approximately 99.7% copper are cast in two casting wheels.  The Smelter also can produce blister copper bars, especially when an anode furnace is in general repair.

Major equipment at the Ilo smelter includes one Isasmelt furnace, two rotary holding furnaces, four Pierce-Smith converters, two slag cleaning furnaces, two anodes furnaces, one casting twin-wheel, one blister holding furnace, one casting blister wheel, one waste heat boiler, one superheated steam, and three electrostatic precipitators.

The table below sets forth 2011, 2010 and 2009 production and sales information for our Ilo smelter plant:

		2011	2010	2009
Smelter
Concentrate smelted	(kt)	1,094.2	998	1,127
Average copper recovery	(%)	97.6%	97.8%	97.4%
Blister production	kt	—	—	8.8
Average blister grade	(%)	—	—	99.41%
Anode production	(kt)	338.7	313.4	337.7
Average anode grade	(%)	99.74%	99.72%	99.72%
Sulfuric acid produced	(kt)	1,061.6	963	1,077
Sales data:
Blister sales	(kt)	—	—	8.7
Anode sales	(kt)	10.4	12.5	15.3
Average blister sales price	($/lb)	—	—	2.49
Average anode sales price	($/lb)	3.64	3.34	2.38
Average sulfuric acid price	($/ton)	98.40	55.50	75.96

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

Refinery

The Ilo refinery consists of a receiving and preparing anode facility, an electrolytic plant, a precious metal plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.998% purity.  The nominal capacity is 280,000 tons per year.  Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

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

The table below sets forth 2011, 2010 and 2009 production and sales information for our Ilo refinery and precious metals plants:

		2011	2010	2009
Refinery
Cathodes produced	(kt)	260.1	255.5	262.2
Average copper grade	(%)	99.998%	99.998%	99.998%
Refined silver produced	(000 Kg)	98.1	107.8	101.7
Refined gold produced	(kg)	363.1	418.2	342.0
Commercial grade selenium produced	(tons)	53.7	59.0	56.0
Sales data:
Average cathodes sales price	($/lb)	3.92	3.38	2.31
Average silver sales price	($/oz)	35.10	19.69	14.55
Average gold sales price	($/oz)	1,579.97	1,211.14	988.50

Key:        kt = thousand tons

Major equipment at the refinery includes one electrolytic plant, with 926 commercial cells, fifty-two starting sheet cells, sixteen primary liberator cells, twenty-four secondary liberator cells, an anodic slime treatment circuit (includes leaching and centrifugation), and an electrolytic bleeding-off system by railroad to Toquepala’s leaching plants.

Main equipment at the precious metals plant includes one selenium reactor and system to produce commercial grade selenium powder, one Wenmec anodic slime roaster reactor, one tilting Copella furnace, twenty-six silver electrorefining cells including an induction furnace for shots and silver ingots production and one hydrometallurgical system for gold recovery.

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

(4)                  Auxiliary facilities: Includes one desalinization plant to produce 1,000 cubic meters per day fresh water and a Gonella boiler to produce steam used in the refinery, one Babcock boiler used as spare and two stand-by KMH boilers.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells and a lime plant with a capacity of 80,000 tons per year.  We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes fifteen locomotives of different types including 4000HP EMD’s SD70, 3000HP EMD’s GP40-3, 2250HP GE U23B and others.  The rolling stock has approximately 496 cars of different types and capacities, including ore concentrate cars, gondolas, flat cars, dump cars, boxcars, tank cars and others.  The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load.  The total length of the track system is around 257 kilometers including main yards and sidings.

The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge.  The industrial railroad includes a car repair shop which is responsible for maintenance and repair of the car fleet.  Annual tonnage transported is approximately 5.1 million tons.

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
Nogales Ar.
Douglas
Agua Prieta
MEXICO
Nogales Son.
Buenavista
Del
Cobre
La Angostura
Dam
Nacozari
Tail Dam
Cumpas
Moctezuma
GULF OF
CALIFORNIA
La Caridad
Mine
Bahia Kino
Hermosil
B. C.
N

UNITED STATES OF AMERICA
BUENAVISTA DEL COBRE
LA CARIDAD
MINE
HERMOSILLO
CHIHUAHUA
30°
25°
20°
MEXICO
GULF OF MEXICO
PACIFIC
OCEAN
MEXICO D. F.
GUATEMALA

Minera Mexico facilities
Intl. Border Line
Water Sea and Dams
Paved Highway
FerroMex Railroad
Capital City
Main Cities

MAP SHOWING LOCATIONS AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES

Date: January 2012

GRAPH ESCALE

Buenavista

The Buenavista mining unit operates an open-pit copper mine, a concentrator and two SXEW plants.  It is located 100 air-kilometers northwest of La Caridad and 40 kilometers south of the Arizona U.S.-Mexican border.  It lies on the outskirts of the city of Cananea.  Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast, and to the town of Imuris to the west.  Buenavista is also connected by railway to Agua Prieta and Nogales.  A municipal airport is located approximately 20 kilometers to the northeast of Buenavista.

Except for very brief periods, Buenavista was on strike from July 2007 through June 2010. Restoration of mine and plants started in the third quarter of 2010, SXEW production was restored to full capacity by the fourth quarter of 2010 and concentrator production reached full capacity in the second quarter of 2011.

The recovery of the Buenavista mine allows us to resume the development of our capital investment projects at the property, which include a new SXEW plant with a planned annual capacity of 120,000 tons of copper, a concentrator expansion with an increase in production capacity of 188,000 tons per year and two molybdenum plants with a combined annual capacity of 4,600 tons.  This investment program is underway and we expect to complete it in two phases, the first in 2013 with an increase in annual production of 120,000 tons and the second phase in 2015 with a further increase in annual copper production of 188,000 tons. With these investments, total production capacity at Buenavista will reach 488,000 tons of copper.

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

The following table shows 2011, 2010 and 2009 production information for Buenavista:

		2011	2010	2009
Mine annual operating days		365	169	—
Mine:
Total ore mined	(kt)	22,444	656	—
Copper grade	(%)	0.623	0.587	—
Leach material mined	(kt)	47,399	3,860	—
Leach material grade	(%)	0.299	0.226	—
Stripping ratio	(x)	3.38	8.81	—
Total material mined	(kt)	98,306	6,439	—
Concentrator:
Total material milled	(kt)	22.0	—	—
Copper recovery	(%)	80.44	—	—
Copper concentrate	(kt)	410.0	—	—
Copper in concentrate	(kt)	110.1	—	—
Copper concentrate average grade	(%)	26.86	—	—
SXEW plant
Estimated leach recovery	(%)	55.0	55.0	—
SXEW cathode production	(kt)	62.3	20.7	—

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

The copper grade is total grade.

The following table summarizes the estimated production losses at our Buenavista mine due to the strike:

	2011	2010	2009
Days of strike	—	157	365
Estimated strike production loss (thousand tons):
Copper in concentrates	19.7	126	120
SXEW cathode production	—	34.7	56

Major Buenavista mine equipment includes 50 trucks for ore hauling with individual capacities ranging from 240 to 400 tons, eight shovels with individual capacities ranging from 30 to 70 cubic yards, and mine auxiliary equipment including, seven drillers, five front loaders, five motor graders and twenty-four tractors.

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

Mine Exploration

Due to Buenavista’s illegal work stoppage, there were no exploration programs developed in 2010 and 2009.  In 2011, we resumed exploration activities. In-fill core drilling was conducted at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purpose. A deep drilling campaign was initiated to explore the extent of the deposit at depth.  Likewise, a condemnation drilling program was initiated to define areas for future infrastructure as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling was completed. A geohydrology program was initiated to explore the possibility of groundwater sources within the mine limits. A total of 756 meters was drilled with a down-the-hammer ring in four holes. The reverse circulation in-fill drilling campaign for short term mine planning totaled 4,737 meters during 2011.

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

The Buenavista unit currently maintains 21.8 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.95 grams of copper per liter.

Major equipment at the number I and II SXEW plants includes two crushing systems (No.1 and No.2).  Crushing system No. 1 has a capacity of 32,000 tons per day and includes an apron feeder, a conveyor belt feeder, eight conveyor belt systems and a distributing bar.  Crushing system No. 2 has a capacity of 48,000 tons per day and includes one crusher, a conveyor belt feeder, four conveyor belts and a distributing bar.  There are three irrigation systems for the dumps and eleven dams for the pregnant leach solution (PLS). Plant I has four solvent extraction tanks with a nominal capacity of 16,000 liters per minute of PLS and 52 electrowinning cells and has a daily production capacity of 30 tons of copper cathodes with 99.999% purity.  Plant II has five trains of solvent extraction with a nominal capacity of 55,000 liters per minute of PLS and 216 cells distributed in two bays and has a daily production capacity of 120 tons of copper cathodes with 99.9% purity.

As mentioned above we intend to increase the Buenavista unit’s production of copper cathodes with a new SXEW plant, (SXEW III) with an annual capacity of 120,000 tons.  The plant would produce copper cathodes of ASTM grade 1 or LME grade A.  Please see Item 7 - “Capital Investment Program” for further information.

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

The table below sets forth 2011, 2010 and 2009 production information for La Caridad:

		2011	2010	2009
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	33,185	33,344	32,952
Copper grade	(%)	0.329	0.350	0.378
Leach material mined	(kt)	32,333	29,463	35,093
Leach material grade	(%)	0.235	0.208	0.234
Stripping ratio	(x)	1.54	1.52	1.59
Total material mined	(kt)	84,266	84,163	85,491
Concentrator
Total material milled	(kt)	33,201	33,196	33,099
Copper recovery	(%)	82.19	81.59	82.02
Copper concentrate	(kt)	458.8	431.2	453.7
Copper in concentrate	(kt)	89.8	94.9	102.5
Copper concentrate average grade	(%)	19.57	22.00	22.59
Molybdenum
Molybdenum grade	(%)	0.046	0.045	0.0460
Molybdenum recovery	(%)	68.81	70.20	65.87
Molybdenum concentrate	(kt)	19.5	19.2	18.0
Molybdenum concentrate average grade	(%)	53.49	54.27	54.51
Molybdenum in concentrate	(kt)	10.4	10.4	9.8
SXEW plant
Estimated leach recovery	(%)	55.00	55.00	46.18
SXEW cathode production	(kt)	23.9	22.9	23.2

Key:  kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined

The copper and molybdenum grade are total grade.  The molybdenum grade value corresponds to molybdenum disulfide (molybdenite); molybdenum recovery is at present 68.81%.

Major mine equipment includes twenty-seven trucks for ore hauling: twenty-four with a capacity of 240 tons capacity and three with a capacity of 360 tons, six shovels with a capacity of 43 cubic yards.  Loading and auxiliary equipment includes six drillers, five front loaders, three motorgraders and eighteen tractors.

Geology

The La Caridad deposit is a typical porphyry copper and molybdenum deposit as seen also in the southwestern basin of United States. The La Caridad mine uses a conventional open-pit mining method.  The ore body is at the top of a mountain, which gives La Caridad the advantage of a relative low waste-stripping ratio, natural pit drainage and relative short haul for both ore and waste.  The mining method involves drilling, blasting, loading and haulage of ore mill and waste to the primary crushers and the leach materials and waste to dumps, respectively.

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

Supergene enrichment, consisting of completes to partial chalcosite (Cu2S) replacement of chalcopyrite (CuFeS2).  The zone of supergene enrichment occurs as a flat and tabular blanket with an average diameter of 1,700 meters and thickness generally between 0 and 90 meters.

Economic ore is found as disseminated sulfurs within the central part of the deposit.  Sulfide-filled breccia cavities are most abundant in the intrusive breccia.  This breccia-cavity mineralization occurs as sulfide aggregates which have crystallized in the spaces separating breccia clasts.  Near the margins of the deposit, mineralization occurs almost exclusively in veinlets.  Ore minerals include chalcopyrite (CuFeS2), chalcosite (Cu2S) and molybdenite (MoS2).

Mine Exploration

The La Caridad ore body has been mined for over 30 years.  The extent of the model area is approximately 6,000 meters by 4,000 meters with elevation ranging from 750 to 1,800 meters.

Sixteen drilling campaigns have been conducted on the property since 1968.  These campaigns drilled a total of 3,317 drill holes: 1,154 were diamond drill holes and 2,163 were reverse circulation.  We have also drilled some hammer and percussion drill holes.  A total of 634,080 meters have been drilled through December 2011.

In 2008, La Caridad finished a large exploration program of 50,000 meters.  The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes.  There was no exploration program between 2009 and 2011.  In 2012, we will be developing an exploration program of 10,000 meters with the objective of further defining the copper and molybdenum mineralization continuity.

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

SXEW Plant

Approximately 637.4 million tons of leaching ore with an average grade of approximately 0.235% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2011.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a SXEW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs.  The SXEW facility has an annual capacity of 21,900 tons of copper cathodes.

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

The table below sets forth 2011, 2010 and 2009 production information for the La Caridad processing facilities:

		2011	2010	2009
Smelter
Total copper concentrate smelted	(kt)	832.3	416.7	466.0
Anode copper production	(kt)	233.8	117.6	140.8
Average copper content in anode	(%)	99.09	99.06	99.19
Average smelter recovery	(%)	97.0	98.7	98.5
Sulfuric acid production	(kt)	819.0	441.5	485.7
Refinery
Refined cathode production	(kt)	186.9	84.6	117.1
Refined silver production	(000 kg)	215.0	189.6	202.3
Refined gold production	(Kg)	996.1	845.7	950.1
Rod Plant
Copper rod production	(kt)	107.9	57.3	60.1
Sales data:
Average realized price copper rod	($ per lb)	3.98	3.45	2.49
Average premium copper rod	($ per lb)	0.11	0.12	0.11
Average realized price gold	($ per ounce)	1,584.71	1,220.07	976.30
Average realized price silver	($ per ounce)	34.94	20.11	14.93
Average realized price sulfuric acid	($ per ton)	90.60	29.16	25.70

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

The table below sets forth 2011, 2010 and 2009 production information for our Mexican IMMSA unit:

		2011	2010	2009
Average annual operating days(*)		318	313	325
Total material mined and milled	(kt)	2,831	2,894	3,010
Zinc average ore grade	(%)	3.59	3.77	4.07
Zinc concentrate produced	(kt)	151.5	179.8	199.1
Zinc concentrate average grade	(%)	55.32	55.16	55.47
Zinc average recovery	(%)	84.51	90.86	90.22
Lead average ore grade	(%)	0.86	0.86	0.91
Lead concentrate produced	(kt)	34.7	36.5	40.4
Lead concentrate average grade	(%)	54.20	55.44	55.67
Lead average recovery	(%)	75.35	81.65	82.34
Copper average ore grade	(%)	0.40	0.39	0.37
Copper concentrate produced	(kt)	18.2	18.4	18.7
Copper concentrate average grade	(%)	30.35	30.77	30.06
Copper average recovery	(%)	51.50	49.80	50.74

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

The Charcas complex’s equipment includes eighteen jumbo drilling tools, nineteen scoop trams for mucking and loading, ten trucks and three locomotives for internal ore haulage and four hoists.  In addition, the mill has one primary crusher, one secondary crusher and two tertiary crushers, four mills and three flotation circuits.

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

Mine exploration

At Charcas, 15,905 meters of diamond drilling were executed from underground stations and 36,528 meters from surface.  With this drilling, 3,359,530 tons were added to the reserve base in 2011.

The table below sets forth 2011, 2010 and 2009 production information for our Charcas mine:

		2011	2010	2009
Annual operating days		324	324	322
Total material mined and milled	(kt)	1,124	1,165	1,162
Zinc average ore grade	(%)	4.9	5.1	5.50
Zinc concentrate produced	(kt)	93.6	101.8	108.9
Zinc concentrate average grade	(%)	56.25	56.78	56.98
Zinc average recovery	(%)	97.23	97.29	97.08
Lead average ore grade	(%)	0.4	0.4	0.47
Lead concentrate produced	(kt)	5.4	6.8	7.9
Lead concentrate average grade	(%)	50.10	48.15	52.81
Lead average recovery	(%)	62.93	69.55	76.58
Copper average ore grade	(%)	0.26	0.23	0.22
Copper concentrate produced	(kt)	3.7	3.1	3.2
Copper concentrate average grade	(%)	29.70	30.26	29.56
Copper average recovery	(%)	37.49	35.09	37.02

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

The mining operations at Santa Barbara are more diverse and complex than any of the other mines in our Mexican operations, with veins that aggregate approximately 21 kilometers in length.  Each of the three underground mines has several shafts and crushers. Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping.  The ore, once crushed, is processed in the flotation plant to produce concentrates.  The flotation plant has a capacity of 5,700 tons of ore per day.  The lead concentrate produced is treated at a third party refinery in Mexico.  The copper concentrates were treated at our San Luis Potosi copper smelter, and the zinc concentrates are either treated at the San Luis Potosi zinc refinery or exported.  The copper concentrates are now treated at our La Caridad smelter.

The major mine equipment at Santa Barbara includes twenty-one jumbo drilling tools, one Simba drilling tool, forty-three scoop trams, fourteen trucks and eleven locomotives for internal ore haulage, four locomotives for surface haulage, seven trucks for external haulage and six hoists.  For treating the ore, there are six primary jaw crushers, one secondary crusher and two tertiary crushers, three mills and three flotation circuits.  The concentrator plant has a milling capacity of 5,800 tons of ore per day.

Geology

The majority of production from the district comes from quartz veins within faults and fractures.  The north to northwestern trending veins is up to several kilometers long, dips steeply to the west and is 0.5 to 30 meters wide.  Ore shoots up to several hundred meters in length, extends to at least 900 meters below the surface and is separated from other ore by 0.5 to 1 meter of barren quartz vein.  Metal zoning occurs in some veins, with zinc and lead content generally decreasing with depth and copper increasing with depth.  Three main systems of veins exist inside the district, represented by the veins Coyote, Segovedad Novedad and Coyote Seca Palmar.  In addition to the main veins, there are many smaller sub-parallels to branching ore bearing veins. Economic ore minerals include sphalerite (ZnS), marmatite (ZnFeS), galena (PbS), chalcopyrite (CuFeS2) and tetrahedrite (CuFe12Sb4S13).  Gangue minerals include quartz (SiO2), pyrite (FeS2), magnetite (Fe2O4), pirrotite (Fe2+S), arsenopyrite (FeAsS) and fluorite (CaF2).

The Santa Barbara district has mineralization to indicate that it will continue to be a significant producer of lead, copper and zinc for decades.  The full potential of the district has not yet been defined, but the area seems to justify an increase in exploration.

Mine Exploration:

At Santa Barbara, 12,131 meters were drilled from underground stations and 41,104 meters from the surface in 2011.  With this drilling 2,362,248 tons were added to the reserve base in 2011.

The table below sets forth 2011, 2010 and 2009 production information for our Santa Barbara mines:

		2011	2010	2009
Annual operating days		321	321	328
Total material mined and milled	(kt)	1,553	1,578	1,542
Zinc average ore grade	(%)	2.36	2.53	2.49
Zinc concentrate produced	(kt)	57.7	63.7	59.4
Zinc concentrate average grade	(%)	53.85	53.99	55.44
Zinc average recovery	(%)	86.1	86.1	85.72
Lead average ore grade	(%)	1.05	1.02	0.95
Lead concentrate produced	(kt)	24.3	24.3	22.7
Lead concentrate average grade	(%)	58.91	56.53	54.34
Lead average recovery	(%)	85.83	85.29	84.07
Copper average ore grade	(%)	0.52	0.54	0.53
Copper concentrate produced	(kt)	14.6	15.3	15.5
Copper concentrate average grade	(%)	30.51	30.87	30.16
Copper average recovery	(%)	57.49	55.57	57.31

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

The horizontal cut-and-fill mining method is used at the San Martin mine.  The broken ore is hauled to the underground crusher station.  The ore is then brought to the surface and fed to the flotation plant to produce concentrates.  The flotation plant has a total capacity of 4,400 tons of ore per day.  The lead concentrate is treated at a third party refinery in Mexico.  Copper concentrate is treated at the La Caridad smelter and zinc concentrate is treated at the San Luis Potosi zinc refinery or zinc concentrate is sold to third parties.

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2011 because the San Martin mine was on strike.

There was no production at the San Martin mine in the three years ending December 31, 2011.  The following table summarizes the estimated production losses at our San Martin mine due to the strike:

	2011	2010	2009
Days of strike	365	365	365
Estimated strike production loss (tons):
Zinc in concentrates	10,264	10,264	10,264
Lead in concentrates	500	500	500
Copper in concentrates	4,360	4,360	4,360

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

The Santa Eulalia mine suspended operations from October 2000 to December 2004, during which time rehabilitation work was completed at the San Antonio shaft and pipes were installed to expand the pumping capacity to 10,500 gallons per minute. In January 2005, operations were restarted. In May 2010, the Santa Eulalia mine suspended operations due to a flooding in the area brought on by the failure of a dyke caused by excess water pressure. In 2011, the rehabilitation work was interrupted by a second flooding which required to us to extend the pumping work. At December 31, 2011, the rehabilitation work continues the pumping system was completed and the drain plug is under construction and we expect to restore mine production by May 2012. Total spent at December 31, 2011 is $21.5 million.

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

Mine Exploration

At Santa Eulalia, in 2011, 7,138 meters were drilled from underground stations and 13,722 meters from the surface.  With this drilling, 31,104 tons were added to the reserve base in 2011.

The table below sets forth 2011, 2010 and 2009 production information for our Santa Eulalia mine:

		2011	2010	2009
Annual operating days		217	150	326
Total material mined and milled	(kt)	154.3	150.3	306.2
Zinc average ore grade	(%)	7.28	6.54	6.57
Zinc concentrate produced	(kt)	0.1	14.3	30.8
Zinc concentrate average grade	(%)	35.03	48.86	50.20
Zinc average recovery	(%)	1.24	71.28	77.01
Lead average ore grade	(%)	2.73	2.64	2.35
Lead concentrate produced	(kt)	5.0	5.4	9.8
Lead concentrate average grade	(%)	35.80	56.70	61.05
Lead average recovery	(%)	41.24	81.26	83.23

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2011 because the Taxco mine was on strike.

There was no production at the Taxco mine in the three years ending December 31, 2011. The following table summarizes the estimated production losses at our Taxco mine due to the strike:

	2011	2010	2009
Days of strike	365	365	366
Estimated strike production loss (tons):
Zinc in concentrates	13,270	13,270	13,270
Lead in concentrates	2,225	2,225	2,225

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico.  The San Luis Potosi copper smelter is adjacent to the refinery. The city of San Luis Potosi is connected to our refinery and smelter by a major highway.

Smelter

Our San Luis copper smelter was closed in 2010, and copper concentrates previously smelted at this plant are now sent to La Caridad for smelting.  We have initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which we have spent $22.5 million at December 31, 2011. We expect to complete the program by the end of 2013 after which we expect to generate a net gain on the disposal of this property.

The table below sets forth 2011, 2010 and 2009 production information for our San Luis Potosi copper smelter:

		2011	2010(*)	2009
Total copper concentrate smelted	(kt)	—	2.7	44.1
Blister copper production	(kt)	—	0.9	20.0
Silver in blister	(oz. per ton)	—	558	416
Gold in blister	(oz. per ton)	—	3.3	2.2
Copper average grade in blister	(%)	—	95.8	95.7
Average smelter recovery	(%)	—	92.18	97.52
Average realized price copper blister	($ per pound)	—	3.35	2.43

kt = thousand tons

(*) Through March 16, 2010.

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982.  It was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery.  The refinery produces special high grade zinc (99.995% zinc), high grade zinc (over 99.9% zinc) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand.  Refined silver and gold production is obtained from tolling services provided by Industrias Penoles, a Mexican mining company.

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

The table below sets forth 2011, 2010 and 2009 production information for our San Luis Potosi zinc refinery:

		2011	2010	2009
Total zinc concentrate treated	(kt)	174.8	184.0	193.7
Refined zinc produced	(kt)	90.9	95.7	98.7
Sulfuric acid produced	(kt)	158.0	166.7	174.6
Refined silver produced	(kt)	13.7	10.2	12.8
Refined gold produced	(k)	14.2	6.8	7.0
Refined cadmium produced	(kt)	0.6	0.6	0.6
Average refinery recovery	(%)	95.2	95.7	95.5
Average realized price refined zinc	($ per lb)	1.05	1.03	0.78
Average realized price zinc concentrate	($ per lb)	—	—	0.82
Average realized price silver	($ per oz)	35.08	22.4	16.10

kt =         thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex, began operations in 1924 and is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It includes a) an underground coal mine, which has been closed as a result of an accident in 2006; b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; c) a coal washing plant completed in 1998 with a capacity of 900,000 tons per year that produces clean coal of a higher quality; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke.  There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered.  There are also two boilers to produce 80,000 steam pounds that are used in the by-products plant.  The re-engineering and modernization of 21 ovens was completed in April 2006 and are presently operating with no problems to report.

The coke oven installation supplied the San Luis Potosi copper smelter with low-cost coke, resulting in significant cost savings to the smelter.  The production is now sold to Peñoles and other Mexican consumers in northern Mexico.  We expect to sell 72,117 tons of metallurgical coke in 2012.

Mine Exploration:

During 2011 at Nueva Rosita, 2,640 meters of diamond drilling were performed at the Esperanzas and Nueva Rosita open pits.  Through this drilling we identified approximately 0.18 million tons of coal reserves.

The table below sets forth 2011, 2010 and 2009 production information for our Nueva Rosita coal and coke complex:

		2011	2010	2009
Coal mined — open-pit	(kt)	238.5	240.5	238.2
Average BTU content	BTU/Lb	9,400	9,200	9,080
Average percent sulfur	%	1.00	1.80	1.80
Clean coal produced	(kt)	103.9	125.6	106.2
Coke tonnage produced	(kt)	84.4	72.9	72.0
Average realized price - Coal	($ per ton)	29.8	39.0	38.5
Average realized price - Arsenic clean coal	($ per ton)	56.14	165	—
Average realized price - Coke	($ per ton)	292.6	262.8	279.0

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $3.26 per pound for copper and $13.95 per pound for molybdenum, both current prices as of December 31, 2011.  The current prices for copper and molybdenum were $2.97 and $18.59 as of December 31, 2010 and $2.90 and $23.44 as of December 31, 2009.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term.  At December 31, 2009 and 2010, these price assumptions were $1.80 per pound for copper and $11.00 per pound for molybdenum.  At December 31, 2011, we changed our price assumption to reflect the changes in market trends. These new prices are $2.00 per pound of copper and $12.00 per pound of molybdenum.  The average metal prices over the last 10 and 15 years periods and the continued positive outlook for these metals have led us to use these prices.  For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers other price scenarios.  These changes, however, do not affect the preparation of our financial statements.

For the years 2011, 2010 and 2009, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open-pit:

Cuajone mine — Joel Pena, Senior Mine Engineer

Toquepala mine — Anthony Flores, Senior Mine Engineer

Mexican open-pit:

La Caridad Mine - Marco A. Figueroa, Engineering and Mine Planning Superintendent

Buenavista mine — Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA unit:

Santa Barbara - Jorge M. Espinosa, Planning and Control Superintendent

Charcas - Jose P. Guerrero, Planning and Control Superintendent

Santa Eulalia — Mario Ramirez Oviedo, Chief of Geology

Taxco - Marco A. Gonzalez, Chief of Geology

San Martin - Maria I. Carrillo, Chief Engineer

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” — “Critical Accounting Policies and Estimates” — “Ore Reserves.”

The table below details our proven and probable copper and molybdenum reserves as estimated at December 31, 2011.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN	Sensitivity to Change in metals prices (3)
	Cuajone Mine (1)	Toquepala Mine (1)	Buenavista Mine (1)	La Caridad Mine (1)	OPEN-PIT MINES	IMMSA UNIT (2)	Increase 20%	Decrease 20%
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.26	3.26	3.26	3.26	3.26	3.26	3.91	2.61
Molybdenum ($/lb.)	13.95	13.95	13.95	13.95	13.95	13.95	16.74	11.16
Cut-off grade	0.140%	0.159%	0.155%	0.106%	0.139%	—	0.120%	0.175%
Proven
Sulfide ore reserves (kt)	1,085,229	2,731,381	3,713,440	3,413,673	10,943,723	17,095	11,686,330	9,708,215
Average grade:
Copper	0.567%	0.511%	0.444%	0.228%	0.405%	0.470%	0.394%	0.425%
Molybdenum	0.019%	0.027%		0.028%	0.017%		0.016%	0.019%
Lead						1.170%
Zinc						2.840%
Leachable material (kt)	8,930	444,035	1,971,999	190,924	2,615,888		2,176,006	3,222,038
Leachable material grade	0.556%	0.147%	0.169%	0.211%	0.170%		0.151%	0.196%

Probable
Sulfide ore reserves (kt)	1,269,374	646,479	1,542,693	888,403	4,346,949	30,395	4,880,577	3,582,727
Average grade:
Copper	0.398%	0.316%	0.393%	0.195%	0.343%	0.500%	0.329%	0.368%
Molybdenum	0.016%	0.009%		0.027%	0.011%		0.011%	0.012%
Lead						0.810%
Zinc						3.030%
Leachable material (kt)	6,194	1,197,700	686,799	32,444	1,923,137		1,794,576	2,011,553
Leachable material grade	0.359%	0.104%	0.144%	0.181%	0.120%		0.105%	0.143%

Total
Sulfide ore reserves (kt)	2,354,603	3,377,860	5,256,133	4,302,076	15,290,672	47,490	16,566,907	13,290,942
Average grade:
Copper	0.476%	0.473%	0.429%	0.221%	0.388%	0.489%	0.375%	0.410%
Molybdenum	0.017%	0.024%		0.028%	0.016%		0.015%	0.017%
Lead						0.940%
Zinc						2.962%
Leachable material (kt)	15,124	1,641,735	2,658,798	223,368	4,539,025		3,970,583	5,233,591
Leachable material grade	0.475%	0.116%	0.163%	0.207%	0.149%		0.130%	0.176%
Waste (kt) (5)	5,481,087	11,155,726	6,736,038	2,556,117	25,928,968		27,497,661	24,146,378
Total material (kt)	7,850,813	16,175,321	14,650,969	7,081,561	45,758,664	47,490	48,035,151	42,670,910
Stripping ratio	2.33	3.79	1.79	0.65	1.99		1.90	2.21

Leachable material
Reserves in stock (kt)	19,273	1,215,726	758,810	630,311	2,624,120		2,624,120	2,624,120
Average copper grade	0.495%	0.153%	0.127%	0.245%	0.170%		0.170%	0.170%

In pit reserves:
Proven (kt)	8,930	444,035	1,971,999	190,924	2,615,888		2,176,006	3,222,038
Average copper grade	0.556%	0.147%	0.169%	0.211%	0.170%		0.151%	0.196%
Probable (kt)	6,194	1,197,700	686,799	32,444	1,923,137		1,794,576	2,011,553
Average copper grade	0.359%	0.104%	0.144%	0.181%	0.120%		0.105%	0.143%
Total leachable reserves (kt)	34,397	2,857,461	3,417,608	853,679	7,163,145		6,594,702	7,857,710
Average copper grade	0.486%	0.132%	0.155%	0.235%	0.157%		0.146%	0.174%
Copper contained in ore reserves in pit(kt) (4)	11,280	17,882	26,883	9,970	66,014	232	67,233	63,625

kt = Thousand tons

(1)   The Cuajone, Toquepala, Buenavista and La Caridad concentrator recoveries calculated for these reserves were 85.7%, 85.7%, 81.0% and81.1%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)   The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	485.5	921.0	1,406.5
Lead	200.0	246.2	446.2

(3)   In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2011.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.  The analysis above does not include our IMMSA unit’s underground mines, for which the sensitivity analysis is as follows:

Sensitivity to 20% Change in Metals Prices

	Increase 20%	Decrease 20%
Sulfide ore reserves:
Proven(thousands of tons)	17,249	16,464
Average grade copper	0.480%	0.490%
Copper contained (thousands of tons)	83	80

Probable (thousands of tons)	30,797	28,783
Average grade copper	0.500%	0.520%
Copper contained (thousands of tons)	154	150

Total (thousands of tons)	48,046	45,247
Average grade copper	0.493%	0.509%
Copper contained (thousands of tons)	237	230

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

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2011, calculated based on long-term price assumptions of $2.00 for copper and $12.00 for molybdenum.

	Cuajone Mine	Toquepala Mine	Buenavista Mine	La Caridad Mine	Total Open-Pit Mines	IMMSA (1)
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.00	2.00	2.00	2.00	2.00	2.00
Molybdenum ($/lb.)	12.00	12.00	12.00	12.00	12.00	12.00
Cut-off grade	0.187%	0.223%	0.266%	0.186%	0.219%
Proven
Sulfide ore reserves(kt)	939,478	2,150,837	2,227,413	2,508,542	7,826,270	15,184
Average grade:
Copper	0.588%	0.562%	0.557%	0.257%	0.466%	0.500%
Molybdenum	0.020%	0.033%	—	0.028%	0.020%
Lead						1.240%
Zinc						3.000%
Leachable material (kt)	8,328	887,412	2,523,407	627,659	4,046,806
Leachable material grade	0.578%	0.200%	0.224%	0.161%	0.210%

Probable
Sulfide ore reserves(kt)	969,542	242,012	826,554	508,313	2,546,421	27,443
Average grade:
Copper	0.418%	0.368%	0.507%	0.226%	0.404%	0.530%
Molybdenum	0.016%	0.012%		0.028%	0.013%
Lead						0.840%
Zinc						3.140%
Leachable material (kt)	4,947	1,324,292	713,624	119,420	2,162,283
Leachable material grade	0.386%	0.135%	0.199%	0.150%	0.158%

Total
Sulfide ore reserves(kt)	1,909,020	2,392,849	3,053,967	3,016,855	10,372,691	42,627
Average grade:
Copper	0.502%	0.542%	0.543%	0.251%	0.451%	0.519%
Molybdenum	0.018%	0.030%		0.028%	0.018%
Lead						0.982%
Zinc						3.090%
Leachable material (kt)	13,275	2,211,704	3,237,031	747,079	6,209,089
Leachable material grade	0.506%	0.161%	0.219%	0.160%	0.192%
Waste (kt)	4,996,194	9,249,765	5,174,071	1,884,510	21,304,540
Total material (kt)	6,918,489	13,854,318	11,465,069	5,648,444	37,886,320	42,627
Stripping ratio	2.62	4.79	2.75	0.87	2.65

Leachable material
Reserves in stock (kt)	19,273	1,215,726	758,810	630,311	2,624,120
Average copper grade	0.495%	0.153%	0.127%	0.245%	0.170%

In-pit reserves:
Proven (kt)	8,328	887,412	2,523,407	627,659	4,046,806
Average copper grade	0.578%	0.200%	0.224%	0.161%	0.210%
Probable(kt)	4,947	1,324,292	713,624	119,420	2,162,283
Average copper grade	0.386%	0.135%	0.199%	0.150%	0.158%
Total leachable reserves	32,548	3,427,430	3,995,841	1,377,390	8,833,209
Average copper grade	0.499%	0.158%	0.202%	0.199%	0.185%
Copper contained in ore reserves (kt) (2)	9,650	16,530	23,672	8,768	58,620	221

(kt) = Thousand tons

(1)          The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	455.5	861.7	1,317.2
Lead	188.3	230.5	418.8

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

4.               In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

Tonnage and grade reconciliation for 2011 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	29,204	0.594	29,073	0.578	131	0.016
Toquepala	20,072	0.614	21,497	0.619	(1,425)	(0.005)
Buenavista	24,339	0.650	23,934	0.630	405	0.028
La Caridad	33,947	0.335	33,185	0.329	762	0.006

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2011:

	Proven	Probable
	(average spacing in meters)
Cuajone	84.94	117.54
Toquepala	78.10	116.23
Buenavista	51.96	100.94
La Caridad	44.73	102.28

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 14 “Commitments and Contingencies.”

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  Effective February 17, 2010, SCC’s common stock symbol changed from PCU to SCCO on both the NYSE and the BVL.  At December 31, 2011, there were 1,119 holders of record of our common stock.  The Company’s common stock commenced trading on NYSE and BVL on January 5, 1996.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	2011					2010
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share	$0.58	$0.56	$0.62	$0.70	$2.46	$0.43	$0.45	$0.37	$0.43	$1.68

Stock market Price
NYSE:
High	$49.59	$40.49	$36.59	$32.77	$49.59	$36.30	$35.11	$35.17	$48.84	$48.84
Low	$38.65	$30.72	$24.99	$23.99	$23.99	$26.63	$26.19	$26.44	$35.42	$26.19

BVL:
High	$49.80	$40.50	$36.50	$32.85	$49.80	$36.20	$35.00	$35.00	$49.13	$49.13
Low	$38.70	$30.80	$24.96	$23.81	$23.81	$26.71	$26.30	$26.60	$35.40	$26.30

On January 26, 2012, the Board of Directors authorized a cash dividend of $0.19 per share of common stock and a stock dividend of 0.0107 shares of common stock per share of SCC common stock.  The stock dividend will be paid with shares of common stock held in treasury by SCC and shares held in treasury on the record date will not be entitled to either the cash or stock dividend.  The cash and stock dividends are payable on February 28, 2012, to shareholders of record at the close of business on February 15, 2012.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” and Note 11 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors stock award plan at December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Directors’ stock award plan	N/A	N/A	328,800

For additional information see “Note 15 — Stockholders Equity — Directors’ Stock Award Plan.”

SCC COMMON STOCK REPURCHASE PLAN:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program.  On July 28, 2011, the Board of Directors approved an increase of the SCC share repurchase program, from $500 million to $1.0 billion.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $30.18(1)	millions)
2008:
08/11/08	12/31/08	28,510,150	13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/01/11	05/31/11	14,400	37.06	33,452,150		0.5
06/01/11	06/30/11	4,567,520	32.30	38,019,670		147.5
08/03/11	08/22/11	2,762,811	29.63	40,782,481		81.9
09/22/11	09/30/11	1,069,669	26.59	41,852,150		28.4
10/03/11	10/21/11	620,000	24.73	42,472,150		15.3
		9,034,400	30.29			273.7

Total purchased		42,472,150	17.20		8,922,746	$730.7

(1)          NYSE price at December 31, 2011

As a result of the repurchase of shares of SCC’s common stock and purchases by AMC of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 80% as of December 31,2010 and increased to 80.9% at December 31, 2011.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2011.  The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2006 and ending December 31, 2011, compared with the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period. In 2007, SCC’s stock provided a positive return of 115.34%, compared with 3.53% for S&P 500 and 41.71% for S&P Metals and Mining Select Industry Index.  In 2008, SCC´s stock had a negative return of 50.65%, compared with negative returns of 38.49% and 60.02% for the S&P 500 and for S&P Metals and Mining Select Industry Index.  In 2009, SCC´s stock had a positive return of 108.54%, compared with positive returns of 23.45% and 85.59% for the S&P 500 and for S&P Metals and Mining Select Industry Index, respectively.  In 2010, SCC’s stock had a positive return of 55.85% compared, with positive returns of 12.78% and 33.20% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively.  In 2011, SCC´s stock had a negative return of 33.12%, compared to a 0.00% return for the S&P 500 and a negative return of 28.81% for the S&P Metals and Mining Industry Index.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

* Total return assumes reinvestment of dividends

** The comparison assumes $100 invested on December 31, 2006

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2011, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

(In millions, except per share amounts, stock and financial ratios)	Years Ended December 31,
Statement of Earnings Data	2011	2010	2009	2008	2007

Net sales	$6,818.7	$5,149.5	$3,734.3	$4,850.8	$6,085.7
Operating income	3,625.4	2,604.2	1,485.1	2,201.9	3,497.4
Net income	2,344.3	1,562.7	934.6	1,414.5	2,226.6
Net income attributable to:
Non-controlling interest	7.9	8.7	5.2	7.9	10.2
Southern Copper Corporation	$2,336.4	$1,554.0	$929.4	$1,406.6	$2,216.4

Per share amounts: (1)
Earnings basic and diluted	$2.76	$1.83	$1.09	$1.60	$2.51
Dividends paid	$2.46	$1.68	$0.44	$1.94	$2.27

	As of December 31,
Balance Sheet Data	2011	2010	2009	2008	2007

Cash and cash equivalents	$848.1	$2,192.7	$772.3	$716.7	$1,409.3
Total assets	8,062.7	8,128.0	6,058.2	5,764.3	6,580.6
Total long-term debt, including current portion	2,745.7	2,760.4	1,280.3	1,290.0	1,449.8
Total liabilities	4,026.4	4,217.6	2,164.6	2,368.9	2,715.8
Total equity	$4,036.3	$3,910.4	$3,893.7	$3,395.4	$3,864.8

	Years Ended December 31,
Statement of Cash Flows	2011	2010	2009	2008	2007

Cash provided from operating activities	$2,070.2	$1,920.7	$963.2	$1,728.3	$2,703.5
Depreciation, amortization and depletion	288.1	281.7	273.6	260.9	266.0
Cash used for investing activities	(1,083.1)	(473.8)	(359.3)	(418.6)	(246.0)
Capital expenditures	(612.9)	(408.7)	(414.8)	(524.4)	(315.7)
Cash provided from (used for) financing activities	(2,375.0)	36.6	(458.0)	(2,048.0)	(2,088.3)
Dividends paid	(2,080.4)	(1,428.0)	(376.0)	(1,710.8)	(2,002.3)

	Years Ended December 31,
Capital Stock (1)	2011	2010	2009	2008	2007
Common shares outstanding — basic and diluted (in thousands)	840,980	850,000	850,000	854,900	883,397
NYSE Price — high	$49.59	$48.84	$36.40	$41.34	$47.12
NYSE Price — low	$23.99	$26.19	$12.74	$9.19	$16.84
Book value per share	4.77	4.58	4.56	3.96	4.36
P/E ratio	10.93	26.66	30.12	10.03	14.05

	Years Ended December 31,
Financial Ratios	2011	2010	2009	2008	2007

Gross margin(2)	55.30%	53.20%	42.70%	48.00%	57.20%
Operating income margin(3)	53.20%	50.60%	39.80%	45.40%	57.50%
Net margin(4)	34.30%	30.20%	24.90%	29.00%	36.40%
Current assets to current liabilities	3.12	3.28	3.04	2.17	2.91
Net debt(5)/total capitalization(6)	32.00%	12.70%	11.50%	14.40%	1.00%
Ratio of earnings to fixed charges(7)	18.8x	15.5x	15.1x	20.8x	25.4x

(1)                  Per share amounts reflect earnings and dividends of Southern Copper Corporation. Numbers of shares and values per share have been adjusted to reflect the 2008 stock split.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2011.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC”, the” Company”, “our”, and “we”) on a consolidated basis for all periods.  Our financial results may not be indicative of our future results.

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

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have an active ongoing exploration program in Chile and in 2011 we have started exploration activities in Argentina and Ecuador.  In addition to copper we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.

Net sales value and net income in 2011 were the highest of our Company’s history and we look forward to obtaining even better results in the future. Our strong reserve base and attractive projects will enable us to increase production, enhance asset value and provide strong returns to our shareholders.

We believe we hold the world’s largest copper reserve position. Our copper ore reserves, at December 31, 2011, totaled 58.8 million tons of contained copper, calculated at a copper price of $2.00 per pound (as of December 31, 2011, the LME and COMEX copper price was $3.43).

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•                  Changes in copper and molybdenum prices: The average LME and COMEX copper price was $4.00 per pound in 2011, about 17% higher than in 2010.  Average silver and zinc prices in 2011 increased about 74% and 1%, while molybdenum decreased about 2%.  We believe that in 2011 macroeconomic concerns significantly affected copper market conditions. However, the market fundamentals appear sound and, considering our cost structure, we anticipate a year with improved results. We expect a more stable situation in 2012 that will provide support to copper prices.  In addition, we are expecting a balanced market for molybdenum.

•                  Sales structure: In the last three years approximately 74% of our revenues came from the sale of copper, 11% from molybdenum, 7% from silver and 8% from various other products, including zinc, gold and other materials.

•                  Metal markets: During the fourth quarter of 2011, metal markets have continued to be affected by negative macroeconomic events, such as the European recession and debt crisis.  Even though we believe copper demand is negatively influenced by these events, fundamentals for this metal have improved in recent months due to the end of European destocking, the rebound in Chinese consumption and the structural underperformance of supply.

Several sources, as well as our own commercial sources, estimate that the copper destocking process finished in both Europe and Asia. The recent growth in Chinese copper imports to about one million tons for the past quarter shows the recovery of visible consumption in this country. Demand from emerging economies is also growing at a good pace, offsetting lower consumption from the European and U.S. markets. According to the same sources, demand growth is estimated at 2.2% for 2012. If we consider global copper demand at about 19.6 million tons, this represents approximately 430,000 tons of additional copper demand in 2012.

On the supply side, production has underperformed badly in 2011 and, particularly, in the last quarter due to labor unrest, power shortages, adverse weather conditions and ore grade declines. We consider that these events are likely to continue in 2012, maintaining tightness in the copper market. Currently, market analysts estimate a market deficit of 400,000 tons for the year.

•                  Production: For 2012, we are currently expecting copper production of 640,000 tons including approximately 5% which would be from third party copper. We expect molybdenum production in 2012 to be about 17,200 tons.

•                  Capital Expenditures:  In 2012, we will continue with our capital investment program. We have budgeted $1.5 billion in spending for the year.  Spending in Peru is estimated to be $0.5 billion and in Mexico $1.0 billion.  This investment is part of our five year program to increase production of copper, molybdenum and other by-products and also to replace obsolete equipment.

Peru Achieves International Recognition: The Board of the Extractive Industries Transparency Initiative (“EITI”) decided, at its February 17, 2012 London meeting, to award Peru the status of “EITI Compliant” as per the requirements set forth by this international initiative.  The EITI is the global standard that ensures accountability and transparency of the revenues from a country’s extractives sector (mining and hydrocarbons). SCC had an active and leading participation in accomplishing this crucial milestone for Peru as representative of mining companies within the EITI National Work Group Commission.  Peru is the only country in the Americas to have achieved such recognition.

AMC´s exchange offer proposal: In July 2010, we received a non-binding proposal from our parent company, AMC, offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of Asarco.  In October 2011, AMC announced, in light of discussions with a committee of our independent directors, that it had withdrawn the proposed transaction to combine AMC and Southern Copper.

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2011:

	2011	2010	2009
Net sales (in millions)	$6,819	$5,150	$3,734
Net income attributable to SCC (in millions)	$2,336	$1,554	$929
Earnings per share	$2.76	$1.83	$1.09
Dividends per share	$2.46	$1.68	$0.44
Average LME copper price	$4.00	$3.42	$2.34
Pounds of copper sold (in millions)	1,320	1,106	1,118

Prices of copper and our principal by-products, except molybdenum, were all higher in 2011 but were trending lower at year end.  The 2011 copper sales volume was 19.3% higher due to the restoration of the Buenavista mine production. However, sales volumes for most of our by-products were generally lower; molybdenum, silver and zinc were lower by 9.1%, 8.3% and 3.6%, respectively. Earnings increased by 50.3% in 2011 principally as a result of the full restoration of Buenavista production and higher average copper prices and the prices for many of our major by-products.

Production: The table below highlight, key mine production data of our Company for the three years ended December 31, 2011:

	2011	2010	2009
Copper (in million pounds)	1,295	1,055	1,070
Molybdenum (in million pounds)	41	45	41
Zinc (in million pounds)	185	219	243
Silver (in million ounces)	13	13	13

2011 compared with 2010:

Mined copper in 2011 increased 240 million pounds or 22.8% over the 2010 production principally due to higher production at our Buenavista mine.  The Buenavista mine restored full capacity in the second quarter of 2011 and increased production by 335 million pounds. Decreases at our Peruvian mines of 85 million pounds, largely from lower ore grade at the Cuajone mine and a decrease of 10 million pounds at La Caridad mine, due to lower grades and recoveries, partially offset the increase from Buenavista.

Molybdenum production decreased by approximately 4 million pounds in 2011, 9.5% lower than in 2010, due primarily to 5.5 million pounds of lower production at the Cuajone mine partially offset by 1.2 million of higher production at the Toquepala mine both due to changes in recoveries, and lower ore grades at Cuajone mine.

Zinc mine production, which comes from our IMMSA unit in Mexico decreased by 34 million pounds in 2011, 15.5% lower than in 2010, principally due to no production at the Santa Eulalia mine and decreases in production at the Santa Barbara and Charcas mines of 19 million pounds mainly due to lower ore grades. In May 2010, the Santa Eulalia mine suspended operations due to a flooding in the area brought on by the failure of a dyke caused by excess water pressure. In 2011, rehabilitation work was interrupted by a second flooding which required to us to extend the pumping work. At December 31, 2011, the rehabilitation work continues and we expect to restore mine production by May 2012.

Our silver production increased slightly in 2011, principally due to higher production at the Buenavista mine mostly offset by lower production at some of our other mines.

2010 compared with 2009:

Mined copper in 2010 was 15 million pounds under the 2009 mined copper production.  A net decrease at our Peruvian mines of 43 million pounds, largely from lower grade at the Cuajone mine and a decrease of 17 million pounds from La Caridad mine, due to lower grades and recoveries, were partially offset by 46 million pounds of SXEW production from the Buenavista mine, which began restoring operations in the second half of 2010.  In 2009, Buenavista was completely shutdown.

Molybdenum production reached a record level in 2010.  Production increased by approximately 4 million pounds in 2010 due primarily to ore grade and recovery increases at the La Caridad and Toquepala mines.  Zinc production decreased by 24 million pounds in 2010 due principally to the lower production at the Santa Eulalia mine due to the flooding above mentioned.  Silver production decreased 4.2% in 2010, due to decreases at our operations in Mexico and Peru.

Buenavista mine: The Buenavista facility is working at full capacity and focused on its expansion program, which include a new SXEW plant with a planned annual capacity of 120,000 tons of copper, a concentrator expansion with an increase in production capacity of 188,000 tons per year and two molybdenum plants with a combined annual capacity of 4,600 tons.  This investment program is underway and we expect to complete it in two phases, the first in 2013 with the new SXEW plant and the second phase in 2015 with the concentrator expansion. With these investments, total production capacity at Buenavista will reach 488,000 tons.

The rehabilitation of the Buenavista facility was completed in 2011 at a total cost of $212.8 million, of this $131.7 million were capitalized and $81.1 million were charged to operating cost.

Tantahuatay mine:  The Tantahuatay mine is located in Cajamarca, in northern Peru.  Production started in August 2011 and we have produced 46,200 ounces of gold and 260,100 ounces of silver in 2011.Tantahuatay is expected to have an average annual production of 90,000 ounces of gold and 425,000 ounces of silver for five years.  We have a 44.2% participation in this project.

Tia Maria project:  We have begun the preparation of a new EIA study that will address recent government guidance, as well as the concerns expressed by the neighboring communities.  We are confident that this initiative will allow us to obtain approval for the development of the 120,000 ton annual production copper project.  Considering current delays in the project approval process, we are rescheduling the project start-up date to 2015.  Some of the equipment already purchased for Tia Maria is being assigned to our operations at Buenavista, Toquepala, and Cuajone.

KEY MATTERS

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These include, (i) our “operating cash costs” as a measure of our performance, (ii) metal prices, (iii) business segments, (iv) the effect of inflation and other local currency issues and (v) our capital expansion and exploration programs.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” on page 97.

We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net revenue (loss) on sale of metal purchased from third parties and by-product revenues, and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge, the special mining tax and the change in inventory levels; divided by total pounds of copper produced by our own mines.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products: molybdenum, zinc, silver, gold and other minor by- products and the premium over market price that we receive on copper sales.  We account for the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  We also include copper sales premiums as a credit, as these amounts are in excess of published copper prices.  The increase in recent years in the price of molybdenum, as well as increases in the prices of silver and zinc, have had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

We exclude the cost of purchases of third party copper material.  From time to time we purchase copper concentrates on the open market in order to maximize the use of our metallurgical facilities or to take advantage of an attractive market situation.  We view these purchases on an incremental basis and measure the results incrementally.  We find that the inclusion of these purchases with our own production often creates a distortion in our unit cost.  Accordingly, we include only the net effect of these purchases as a by-product credit, so that only the net revenue or loss from the transaction is included in the calculation.  We believe this will allow others to see a truer presentation of our cash cost, which we consider is one of the lowest of copper producing companies of similar size.

We exclude from our calculation of operating cash cost depreciation, amortization and depletion, which are considered non-cash expenses.  Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature and the mining royalty charge and special mining tax.

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2011.

	Year			Positive (negative) Variance
(Cents per pound)	2011	2010	2009	2011-2010	2010-2009
Operating cash cost per pound of copper produced without by-products revenue	165.7	152.0	141.1	(13.7)	(10.9)
Add: by-product revenues	(124.2)	(134.0)	(100.0)	(9.8)	34.0
Operating cash cost per pound of copper produced	41.5	18.0	41.1	(23.5)	23.1

2011 compared with 2010:

As seen on the chart above, our per pound cash cost, excluding by-product revenues, was higher by 13.7 cents per pound in 2011, compared with 2010 principally due to higher production cost, mainly power and fuel cost due to increased market prices, labor due to salary increases and repair costs, partially offset by the higher production from the Buenavista mine.

Our cash cost per pound for 2011 when calculated with by-product revenues is 41.5 cents per pound, compared with 18.0 cents per pound in 2010.  The increase was due to some cost inflation, mainly fuel and power and lower by-product credit largely due to lower molybdenum sales volume and price.

2010 compared with 2009:

As seen on the chart above, our per pound cash cost, excluding by-product revenues, was higher by 10.9 cents per pound in 2010, compared with 2009 principally due to an increase in production cost, mainly power and fuel cost due to increased market prices, labor cost due to salary increases, local currency appreciation and repair costs.

Our cash cost per pound for 2010 when calculated with by-product revenues was 18.0 cents per pound, compared with 41.1 cents per pound in 2009.  The increase in the by-product credit in the 2010 period was largely due to higher sales prices for molybdenum, silver and zinc and a record molybdenum production in 2010.  The increase in the credit for molybdenum was 26.6 cents per pound in 2010, of which 19.0 cents was due to higher prices.

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

We are subject to market risks arising from the volatility of copper and other metals prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2012 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$7.7	$22.4	$1.1	$8.2

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

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/exchange rate effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements.  Recent inflation and exchange rate variances are provided in the table below:

	Years Ended December 31,
	2011	2010	2009
Peru
Peruvian inflation rate	4.8%	2.1%	0.2%
Nuevo sol/dollar devaluation/(appreciation) rate	(4.0)%	(2.8)%	(8.0)%
Mexico
Mexican inflation rate	3.8%	4.4%	3.6%
Peso/dollar devaluation/(appreciation) rate	13.1%	(5.4)%	(3.5)%

Capital Investment Program

We made capital expenditures of $612.9 million, $408.7 million and $414.8 million in 2011, 2010 and 2009, respectively.  In general, the capital expenditures and investment projects described below are intended to increase production and/or decrease costs.

The table below sets forth our capital expenditures for the three years ended December 31, 2011 (in millions):

	2011	2010	2009
Peruvian projects:
Tia Maria — Arequipa	$1.6	$152.5	$162.0
Toquepala concentrator expansion	76.0	32.8	52.6
Cuajone concentrator expansion	38.9	18.8	4.3
Tailings disposal — Quebrada Honda dam	0.7	3.3	5.6
Ilo smelter modernization (including marine trestle)	—	1.6	10.2
Ilo power transmission substation	9.8	—	—
Sub-total projects	127.0	209.0	234.7
Maintenance and replacement	78.7	55.2	49.7
Total Peruvian expenditures	205.7	264.2	284.4
Mexican projects:
Buenavista mine rehabilitation and benefit plant	96.7	35.0	—
Buenavista mine expansion	97.4	—	—
New Buenavista concentrator	7.7	—	—
El Arco feasibility study, land and water rights	9.4	14.1	10.4
La Caridad tailings dam — Internal dikes	—	4.3	2.2
Santa Eulalia pumping system	9.6	3.2	0.6
La Caridad concentrator plant expansión	1.5	0.3	0.2
Pilares mine (including land acquisition)	—	0.2	0.7
Buenavista SXEW plant III	6.5	—	—
Buenavista crusher and conveyors system for leach material, phase III	13.6	—	—
San Luis Potosi effluent plant	—	—	4.9
Sub-total projects	242.4	57.1	19.0
Maintenance and replacement	164..8	87.4	111.4
Total Mexican expenditures	407.2	144.5	130.4

Total capital expenditures	$612.9	$408.7	$414.8

We are committed to continuing the growth of our Company.  In 2012, we will continue with our capital investment program.  We have budgeted $1.5 billion in spending for the year.  Spending in Peru is estimated to be $0.5 billion and in Mexico $1.0 billion including approximately $0.7 billion for our Buenavista investment program.  This investment is part of our five year capital investment program to increase production of copper and molybdenum.  Capital spending plans will continue to be reviewed and adjusted in response to changes in the economy or market conditions.

We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing if required.

Peruvian operations:

Toquepala concentrator expansion: Through December 31, 2011, we have spent $199 million on the Toquepala expansion, mainly on mine equipment which is being used for the initial stripping of the project.  The scope of the project has been defined as an increase in milling capacity to 120,000 tons per day which should increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.  The EIA for the project was presented to MINEM in July 2011. As part of the approval process for the EIA a public hearing was held at Toquepala in September 2011, but as a result of off-site protests the Peruvian government declared the hearing invalid. We are awaiting direction from the Peruvian government to move forward with the process of approval of the EIA.  Assuming we receive approval of the EIA on a timely basis, project completion is scheduled for the first quarter of 2014.

Cuajone concentrator expansion: Through December 31, 2011, we have spent $80.2 million on the Cuajone expansion project.  As a first stage of the expansion plans, the project includes a variable cut-off grade methodology which will allow us to increase copper and molybdenum production.  When finished, the project will increase copper production by 22,000 tons per year.  Project completion of this stage is scheduled for the third quarter of 2012.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage of the tailings disposal project was completed.  Construction of the drainage system for the lateral dam, started in June 2010, was finished.  The project has a total budgeted cost of $66.0 million with $47.7 million expended through December 31, 2011.

Tantahuatay: The Tantahuatay mine is located in Cajamarca, in northern Peru.  Production started in August 2011 and the mine produced 46,200 ounces of gold and 260,100 ounces of silver in 2011.  Tantahuatay is expected to have an average annual production of 90,000 ounces of gold and 425,000 ounces of silver for five years.  We have a 44.2% participation in this project.

Tia Maria project: We have initiated a bidding process to prepare a new EIA study for the project.  We are confident that this initiative will convey a positive effect to our stakeholders and will allow us to obtain approval for the development of the 120,000 ton annual production copper project.  As a consequence, we are rescheduling the project start up to the beginning of 2015.  Additionally, some of the equipment already purchased is being assigned to our operations at Buenavista, Toquepala, and Cuajone.

Mexican operations:

SXEW III plant at the Buenavista mine:  After obtaining the necessary environmental permits, the construction of the plant has started.  Some of the equipment originally purchased for the Tia Maria project will be used for this SXEW plant.  This will allow us to increase the annual SXEW plant capacity from 88,000 tons to 120,000 tons. The new plant should begin operating in the second half of 2013.  The project has a total budget cost of $444 million, with $8.6 million spent through December 31, 2011.

Crushing, conveying and spreading system at Buenavista: Associated with the SXEW III project, we are also building a Quebalix facility at Buenavista. This investment consists in a crushing, conveying and spreading system that improves the SXEW copper production by increasing recovery and reducing the required time to extract copper from mineral.  Overall progress is 88% and this facility is expected to begin operating in the second quarter of 2012. The project has a total budgeted cost of $70 million, with $48.7 million expended through December 31, 2011.

Molybdenum plant at Buenavista:  Buenavista’s new  2,000 ton per year molybdenum circuit is in the equipment purchasing stage, under an engineering, procurement, construction and management contract.  Environmental permits will be obtained shortly and we expect to begin construction in the first quarter of 2012, with production beginning in the second quarter of 2013.  The project has a total budget cost of $38.2 million with $1.2 million expended through December 31, 2011.

New Buenavista concentrator:  The new Buenavista concentrator, with a milling capacity of 100,000 tons per day, is in process.  Basic and detailed engineering are moving forward as scheduled.  Environmental permits have been obtained.  We are evaluating several supplier proposals for the main equipment.  Purchase orders for crushers, primary and secondary ball mills and motors have been placed.  The new concentrator will have an estimated annual production of 188,000 tons of copper and 2,600 tons of molybdenum.  It is expected to begin operation by 2015.  Total budget cost of this project is $1.4 billion.

Required infrastructure for these projects, including power, water, roads, shops, laboratories, townsites, etc., is included in the master plan.  A preliminary study has been delivered and we are working to have these projects aligned.

Pilares project: On October 27, 2011, the Board of Directors approved the development of the second stage of the Pilares mine, with a budget of $136.3 million.  In 2008, we acquired 100% ownership of Pilares, with the intention of operating it as an open pit facility.  Current mineralized resources are estimated at 43.4 million tons with 0.789% of copper sulfide content and 0.077% copper oxide.  We expect to increase copper production by 40,000 tons per year by sending mineral from the Pilares site to our La Caridad concentrator.  Pilares should begin operations by the third quarter of 2013.

Angangueo: Also, in October 2011, the Board of Directors approved an expenditure of $131 million for the development of the Angangueo mine.  This site in Michoacan, Mexico, is a polymetallic deposit with an annual production potential of 36,000 tons of copper, 4.5 million ounces of silver and 41,000 tons of zinc.  In 2012, we expect to start the underground development and the construction of a 2,000 tons per day concentrator will begin. The project is scheduled to begin production in the second half of 2014.

Potential projects:

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

Exploration:

In 2011, we begin exploration activities in Ecuador and Argentina.  Besides these new efforts, we continue with our exploration activities in Mexico, Peru and Chile.

Ecuador

In 2011, we started exploration activities in Ecuador.  For 2012, we expect to begin exploration work on the project Chaucha, located south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system. In 2012, we plan to execute a program of 10,000 meters of diamond drilling to evaluate the deposit.

Argentina

In the last quarter of 2011, we started exploration activities in Argentina. We plan to carry out exploration in the south of Argentina, where mineralization for porphyry copper, epithermal gold and silver and polymetallic skarn is expected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 3”Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

Ore Reserves:  For internal ore reserve estimation, we use metal price assumptions of $2.00 per pound for copper and $12.00 per pound for molybdenum.  These prices are intended to conservatively approximate average prices over the long term.

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated.  We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $3.26 per pound for copper and $13.95 per pound for molybdenum, both current average prices as of December 31, 2011.  The prices for copper and molybdenum were $2.97 and $18.59, respectively, as of December 31, 2010 and $2.90 and $23.44, respectively, as of December 31, 2009.

Certain financial information is based on reserve estimates calculated on the basis of current average prices.  These include amortization of intangible assets and mine development.  Variations in ore reserve calculations from changes in metal price assumptions generally do not create material changes to our financial results.  However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see “Assets impairment” below.  A 20% increase or decrease in three-year average copper prices, which is a reasonable possibility, would not affect our statement of earnings.

Long-term inventory - Leachable Material:

In prior years we capitalized the production cost of leachable material with low copper content at the Buenavista mine in Mexico.  In 2011, we extended this practice of recognizing inventories for costs associated with leaching activities at the La Caridad mine in Mexico and at the Toquepala mine in Peru in order to conform to evolving mine production plans at these mines.  As a result of changing market conditions and mining processes, mineral extraction through leaching has become integral to the mining operations carried out at La Caridad, Toquepala and Cuajone.  Accordingly, the process and sale of mineral content in leaching dumps is reasonably assured and the costs associated with leaching activities at such mines are now recognized as inventories.  As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include on our balance sheet, current leach inventory (included in work-in-process inventories) and long-term leach inventory.  The cost attributed to the leach material is charged to cost of sales generally over a five-year period (the average estimated recovery period based on the recovery percentages of each mine).  However, change in the five year-cycle generally would not have a material impact on our financial results as our production is largely from non-leach material.

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

Asset retirement obligations are further discussed in Note 10 “Asset Retirement Obligation” to our consolidated financial statements included herein.

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

Derivative Instruments: We utilize certain types of derivative financial instruments to enhance our ability to manage risks that exist as part of our ongoing business operations and to enhance our return on Company assets.  Derivative contracts are reflected as assets or liabilities in the balance sheet at their fair value.  The estimated fair value of the derivatives is based on market and/or dealer quotations and in certain cases valuation modeling.  From time to time we have entered into copper and zinc swap contracts to protect a fixed copper and zinc price for portions of our metal sales, hedging contracts to fix fuel prices for a portion of our production costs, interest rate swap agreements to hedge the interest rate risk exposure on certain of our bank obligations with variable interest rates and currency swap arrangements to ensure Mexican peso/ U.S. dollar conversion rates.  Realized and unrealized gains and losses related to economic hedges that do not qualify for hedge accounting are recognized in the consolidated statement of earnings as follows: copper and zinc derivatives are included in net sales, gain and losses related to fuel costs are included in cost of sales and all other are included in “Gain (loss) on derivative instruments.”  Changes in the fair value of copper derivatives that are designated as a cash flow hedges are deferred in accumulated other comprehensive income and are recognized in sales as the hedged copper sales occur.

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

Our Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.  We follow the guidance of ASC 740 “Income Tax” to record these liabilities. (See Note 8 “Income taxes” of the consolidated financial statements for additional information).  We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle.  We are currently using a long-term average copper price of $3.00 per pound of copper and an average molybdenum price of $14.74 per pound, along with near-term price forecast, for 2011, reflective of the current price environment, for our impairment tests.  The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $1.50 per pound and a molybdenum price assumption of $10.00 per pound showed projected undiscounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 3.04 to 9.39 times such carrying amount.

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

PROVISIONALLY PRICED SALES

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2011, 2010 and 2009:

Provisionally Priced Sales	2011	2010	2009
Copper
Millions of pounds	64.3	13.8	23.4
Priced at average of (per pound)	$3.44	$4.38	$3.33
Molybdenum
Millions of pounds	10.3	9.1	10.9
Priced at average of (per pound)	$13.35	$16.40	$11.75

Provisional sales adjustments included in accounts receivable and net sales at December 31, 2011, 2010 and 2009 were as follows:

Provisional Sales Adjustments	2011	2010	2009
	(in millions)

Copper	$1.4	$4.8	$4.1
Molybdenum	(3.4)	7.3	(16.2)
Total	$(2.0)	$12.1	$(12.1)

Management believes that the final pricing of these sales will not have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2011.

Statement of Earnings Data	2011	2010	2009
	(in millions)

Net sales	$6,818.7	$5,149.5	$3,734.3
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,763.2)	(2,129.0)	(1,865.8)
Selling, general and administrative	(104.5)	(100.3)	(85.2)
Depreciation, amortization and depletion	(288.1)	(281.7)	(273.6)
Exploration	(37.5)	(34.3)	(24.6)

Operating income	3,625.4	2,604.2	1,485.1
Interest expense, net	(186.6)	(160.5)	(97.6)
Interest income	13.8	7.8	6.6
Gain on derivative instruments	—	—	4.2
Other (expense) income	(4.0)	(20.7)	6.1
Income taxes	(1,104.3)	(868.1)	(469.8)
Income attributable to non-controlling interest	(7.9)	(8.7)	(5.2)
Income attributable to SCC	$2,336.4	$1,554.0	$929.4

The table below outlines the average published market metals prices for our metals for each of the three years ended December 31, 2011:

AVERAGE MARKET METALS PRICES

				% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Copper price ($ per pound - LME)	$4.00	$3.42	$2.34	17.0%	46.2%
Copper price ($ per pound - COMEX)	$4.01	$3.43	$2.35	16.9%	46.0%
Molybdenum price ($ per pound)(1)	$15.33	$15.60	$10.91	(1.7)%	43.0%
Zinc price ($ per pound — LME)	$0.99	$0.98	$0.75	1.0%	30.7%
Silver price ($ per ounce - COMEX)	$35.18	$20.18	$14.67	74.3%	37.6%

(1) Platt’s Metals Week Dealer Oxide.

SEGMENT SALES INFORMATION

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2011:

Copper Sales (million pounds)	2011	2010	2009
Peruvian operations	694.6	792.4	808.4
Mexican open-pit	626.0	311.7	289.0
Mexican IMMSA unit	15.4	23.0	34.6
Other and intersegment elimination	(15.5)	(21.0)	(14.2)
Total copper sales	1,320.5	1,106.1	1,117.8

By-product Sales (million pounds, except silver - million ounces)	2011	2010	2009
Peruvian operations:
Molybdenum contained in concentrate	18.0	22.3	19.6
Silver	3.5	4.5	4.3

Mexican open-pit operations:
Molybdenum contained in concentrate	23.1	22.9	21.4
Silver	7.1	7.1	6.5

IMMSA unit
Zinc-refined and in concentrate	199.9	206.7	228.0
Silver	5.2	7.0	12.3

Other and intersegment elimination
Zinc	—	0.5	0.9
Silver	(1.6)	(3.2)	(4.9)

Total by-product sales
Molybdenum contained in concentrate	41.1	45.2	41.0
Zinc-refined and in concentrate	199.9	207.2	228.9
Silver	14.2	15.4	18.2

Results of Operations for the Year Ended December 31, 2011 Compared with Year Ended December 31, 2010.

Net sales

Net sales in 2011 were a record $6,818.7 million, compared with $5,149.5 million in 2010, an increase of $1,669.2 million.  The increase was principally the result of higher copper sales volume from Buenavista production which restored full capacity in the second quarter of 2011 and higher copper, silver and zinc prices.  The increase in metal prices was the result of improvements in the global economy and the demand and supply balance.  Net sales in 2011 include a gain of $13.5 million on copper hedges, compared with a loss of $41.9 million in 2010.

The table below presents information regarding the volume of our copper sales products for the years 2011 and 2010.

Copper Sales by-product (million pounds)	2011	2010
Refined	795.8	637.2
Blister	—	—
Anode	23.0	38.6
Concentrates and other	41.7	135.2
SXEW	218.0	167.4
Rod	242.0	127.7

Total	1,320.5	1,106.1

Copper made up 76.7% of net sales in 2011, compared with 72.7% in 2010.  Sales of by-products in 2011 totaled $1,589.2 million, compared with $1,403.7 million in 2010, an increase of 13.2%.  The increase of $185.5 million is principally attributable to higher silver price which increased 74.3% from $20.18 per ounce to $35.18 per ounce in 2011.

The table below provides the sales of our by-products as a percentage of our total net sales.

	Year Ended December 31,
By-product Sales as a percentage of total net sales	2011	2010
Molybdenum	8.0%	13.3%
Silver	7.2%	6.0%
Zinc	3.1%	4.1%
Other by-products	5.0%	3.9%
Total	23.3%	27.3%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2011 was $2,763.2 million, compared with $2,129.0 million in 2010, an increase of $634.2 million, or 29.8%.  The increase in cost of sales was principally attributable to the restoration of our Buenavista property to full production, the higher amount and cost of third-party concentrates used in 2011 and the increase in cost of fuel, power and operating and repair material.  These increases were partially offset by an increase in leach material inventory of $160.3 million in 2011.  Buenavista’s production cost increased by $268.7 million in 2011, in part caused by the repair expense to reestablish the operation, an increase of $9.3 million over 2010 and the balance due to the operational cost.  The cost of third-party concentrates increased by $279.8 million over 2010, as 51,319 tons were purchased in 2011, an increase of 26,730 tons from 2010 principally at our Peruvian operations. Additionally, the 2011 cost of the purchased concentrates was higher due to the higher copper price in 2011.  Fuel and power cost, excluding Buenavista’s consumption, increased by $93.3 million in 2011.

Interest expense, net

Net interest expense in 2011 was $186.6 million, compared with $160.5 million in 2010, an increase of $26.1 million.  Interest expense increased in 2011 as a result of a full year interest expense on the $1.5 billion in fixed-rate unsecured notes issued in April 2010 and an increase in the rate of the Mitsui loan.  Capitalized interest was $5.9 million and $7.5 million in 2011 and 2010, respectively.

Interest income

Interest income in 2011 was $13.8 million, compared with $7.8 million in 2010, an increase of $6.0 million.  Our interest income increased as a result of higher average interest rates on investments.

Other income (expense)

Other income (expense) was an expense of $4.0 million in 2011, compared with an expense of $20.7 million in 2010.

The $16.7 million decrease in other expenses in 2011 includes: 1) $14.8 million for a contribution to the regional development at our Peruvian operations in 2010, there was no contribution in 2011 as the obligation expired in 2010, 2) $6.9 million of higher income from scrap sales in 2011, 3) $4.7 million gain on net sales value of non-operating assets, in 2011, partially offset by 4) $8.3 million of loss on short term investments.

Income taxes

Income taxes in 2011 were $1,104.3 million and include $1,152.4 million of Peruvian and Mexican income taxes and a benefit of $48.1 million for U.S. federal and state income taxes.  Income taxes in 2010 were $868.1 million and include $838.3 million of Peruvian and Mexican income taxes and $29.8 million for U.S. federal and state income taxes. U.S. income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

The effective tax rate for 2011 was 32.0%, compared with 35.7% in 2010.  The decrease in the rate is primarily due to the recognition of additional foreign tax credits reported and the increase in the allowable amount of percentage depletion claimed in the current and prior years.  The benefit provided by additional foreign tax credit and percentage depletion were partially offset by the 2011 accrual of U.S. tax on unremitted earnings of the Mexican subsidiaries.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2011 was $7.9 million, compared with $8.7 million in 2010, a decrease of $0.8 million or 8.4%.  This decrease is the result of lower earnings at our Peruvian operations.

Net income attributable to SCC

Our net income attributable to SCC in 2011 was $2,336.4 million, compared with $1,554.0 million in 2010, an increase of $782.4 million.  Net income attributable to SCC increased largely as a result of the restoration of production at the Buenavista mine and higher metal prices and other factors described above.

Segment Operating Income Information — 2011 vs.2010:

Peruvian Open-pit Operations

			Change
	2011	2010	Value	%
Net sales	$3,186.5	$3,125.9	$60.6	1.9%
Operating costs and expenses	(1,644.4)	(1,406.2)	(238.2)	(16.9)%
Operating income	$1,542.1	$1,719.7	$(177.6)	(10.3)%

Net sales at our Peruvian operations in 2011 were $3,186.5 million, compared with $3,125.9 million in 2010, an increase of $60.6 million.  This increase was primarily due to the increase in metal prices.  The LME copper price was 17.0% higher in 2011 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the silver price was 74.3% higher.  The price increases were offset by the lower sales volume of copper, molybdenum and silver, which reduced our sales by approximately $422.3 million. 694.6 million pounds of copper were sold in 2011, compared with 792.4 million pounds of copper in 2010 as a result of lower production largely due to lower ore grade at the Cuajone mine.

Net sales in 2011 also include a gain on copper hedge derivatives of $6.9 million while in 2010, net sales include a loss on copper hedge derivatives of $27.7 million.

Operating costs and expenses at our Peruvian operations in 2011 were $1,644.4 million, compared with $1,406.2 million in 2010, an increase of $238.2 million principally due to higher cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,441.0 million in 2011, compared with $1,206.2 million in 2010.  The increase of $234.8 million was primarily the result of 1) $139.5 million of higher production cost principally due to $66.7 million of higher cost of fuel and power due to increases in market prices, $16.7 million of higher labor cost, and $56.1 million of higher operating and repair cost mainly due to repairs at our Ilo smelter plant, 2) $186.1 million for the higher cost of concentrates purchased from third parties, partially offset by 3) $42.6 million of lower workers’ participation due to a lower taxable income and 4) $42.9 million of leachable material inventory.

Operating income in 2011 was $1,542.1 million, compared with $1,719.7 million in 2010, a decrease of $177.6 million.  Operating income decreased as a result of the factors noted above.

Mexican Open-pit Operations

			Change
	2011	2010	Value	%
Net sales	$3,212.1	$1,648.5	$1,563.6	94.8%
Operating costs and expenses	(1,287.0)	(910.5)	(376.5)	(41.4)%
Operating income	$1,925.1	$738.0	$1,187.1	160.9%

Net sales at our Mexican open-pit operations in 2011 were $3,212.1million, compared with $1,648.5 million in 2010, an increase of $1,563.6 million.  This increase is largely the result of higher copper sales volume from Buenavista production, which restored full capacity in the second quarter of 2011 and represented approximately $1,079.3 million of higher sales, and higher copper and silver prices

Net sales in 2011 also include a gain on copper hedge derivatives of $6.6 million while in 2010, net sales included a loss on copper hedge derivatives of $14.3 million.

Operating costs and expenses at our Mexican open-pit operations in 2011 were $1,287.0 million, compared with $910.5 million in 2010, an increase of $376.5 million.  The increase was the result of higher cost of sales (exclusive of depreciation, amortization and depletion) in 2011 of $364.1 million.  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,115.8 million in 2011, compared with $751.7 million in 2010.  The increase was primarily due to 1) $337.9 million of higher production cost also due to the full restoration of the Buenavista production, 2) $74.2 million for the higher cost of metal purchased and 3) $55.7 million for higher workers’ participation due to the increase in earnings.  These increases were partially offset by $117.4 million of capitalization of leachable material.

Operating income in 2011 was $1,925.1 million, compared with $738.0 million in 2010, an increase of $1,187.1 million or 160.9%.  Operating income increased as a result of the factors described above.

IMMSA unit

			Change
	2011	2010	Value	%
Net sales	$546.2	$512.7	$33.5	6.5%
Operating costs and expenses	(370.5)	(359.0)	(11.5)	(3.2)%
Operating income	$175.7	$153.7	$22.0	14.3%

Net sales at our IMMSA unit in 2011 were $546.2 million, compared with $512.7 million in 2010, an increase of $33.5 million.  The increase of $33.5 million was due to higher metal prices of zinc and silver

Operating costs and expenses at our IMMSA unit were $370.5 million in 2011, compared with $359.0 million in 2010, an increase of $11.5 million.  This increase was primarily the result of $1.9 million of higher cost of sales (exclusive of depreciation, amortization and depletion), $6.5 million of higher exploration expenses, $1.8 million of higher depreciation, amortization and depletion and $1.3 million of higher selling, general and administrative expenses.

Operating income in 2011 was $175.7 million, compared with $153.7 million in 2010, an increase of $22 million.  Operating income increased primarily as a result of the factors described above.

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

The increase in metal prices was a result of improvements in the global economy and, in the case of copper, was helped by increased demand from China.

Net sales in 2010 include a loss of $41.9 million on copper hedges.  There was no copper derivative activity in 2009.

The table below presents information regarding the volume of our copper sales products for the years 2010 and 2009.

Copper Sales by-product (million pounds)	2010	2009
Refined	637.2	692.4
Blister	—	40.0
Anode	38.6	30.8
Concentrates and other	135.2	94.2
SXEW	167.4	126.0
Rod	127.7	134.4
Total	1,106.1	1,117.8

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

Mine zinc production amounted to 218.7 million pounds in 2010, a 10.2% decrease from 2009.  The decrease of 24.8 million pounds in zinc production was principally the result of lower production at the Santa Eulalia mine which suspended operations in May 2010 due to a flooding in the area.

Copper made up 72.7% of net sales in 2010, compared with 70.7% in 2009.  Sales of by-products in 2010 totaled $1,403.7 million, compared with $1,095.4 million in 2009, an increase of 28.1%.  The increase was principally attributable to the increase in the sales prices for molybdenum, silver and zinc, as well as higher molybdenum sales volume.

The table below provides the sales of our by-products as a percentage of our total net sales.

	Years Ended December 31,
By-product Sales as a percentage of total net sales	2010	2009
Molybdenum	13.3%	11.7%
Silver	6.0%	7.4%
Zinc	4.1%	4.7%
Other by-products	3.9%	5.5%
Total	27.3%	29.3%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2010 was $2,129.0 million, compared with $1,865.8 million in 2009, an increase of $263.2 million, or 14.1%.  The increase in cost of sales was principally due to 1) higher production cost, including $48.5 million of higher fuel and power cost due to higher market prices, $22.9 million of higher labor cost, including a payment of approximately $10.2 million in signing bonuses to our Peruvian workers, and $21.3 million of higher costs for repairs at our Ilo smelter, 2) $102.6 million of higher workers’ participation as a result of increased earnings, 3) $16.4 million of higher mine royalties due to higher sales value and 4) $35.9 million for the restoration costs at our Buenavista facility.

Selling, general and administrative

Our selling, general and administrative expense in 2010 was $100.3 million, compared with $85.2 million in 2009, an increase of $15.1 million.  The increase was mainly due to $3.5 million of higher labor cost, $2.4 million of a currency translation effect due to the revaluation of the Mexican peso and $5.1 million of higher administrative workers participation. The 2009 administrative expenses include a credit adjustment of $3.5 million to the post retirement benefit plans at our Peruvian operations.

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

Interest expense, net

Net interest expense in 2010 was $160.5 million, compared with $97.6 million in 2009, an increase of $62.9 million.  Interest expense increased in 2010 as a result of the issuance of $1.5 billion in fixed-rate unsecured notes at an average rate of 5.4%.  Capitalized interest was $7.5 million and $2.2 million in 2010 and 2009, respectively.

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

Other income (expense)

Other income (expense) was an expense of $20.7 million in 2010, compared with income of $6.1 million in 2009.

The significant items in 2010 that increased the expense in “Other income (expense)” include: 1) an expense in Peru of $14.8 million for the regional development contribution, an increase of $5.6 million over the prior year, attributable to higher profits, 2) a decrease in Peru of $1.4 million related to gains on sale of miscellaneous property, 3) the 2009 period recorded a gain of $1.7 million related to a contract breakage fee received by our Peruvian operations, 2010 did not include any fees of this nature. 4) our Mexican operations included an increase in other miscellaneous charges of $3.8 million which include payments to local municipalities of $1.7 million related to the settlement of the Buenavista (Cananea) strike.  In addition donations are included in this category.

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

The increase of $398.3 million or 84.8% was primarily due to $1,026.4 million of higher pretax income.  The effective tax rate for 2010 was 35.7%, compared with 33.5% in 2009.  The increase in the effective tax rate is principally due to an increase in unrecognized tax benefit (UTB) caused by a prior year change in the percentage depletion in the UTB and a decrease to the percentage depletion allowance presently forecasted for 2010 when compared with 2009.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2010 was $8.7 million, compared with $5.2 million in 2009, an increase of $3.5 million or 67.3%.  This increase is the result of higher earnings at our Peruvian operations.

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

Net sales at our Peruvian operations in 2010 were $3,125.9 million, compared with $2,223.5 million in 2009, an increase of $902.4 million.  This increase was primarily due to the increase in metal prices and an increase in molybdenum and silver sales volume.  The LME copper price was 46.2% higher in 2010 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the molybdenum and silver prices were 43% and 37.6% higher, respectively.

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

Operating costs and expenses at our Peruvian operations in 2010 were $1,406.1 million, compared with $1,206.2 million in 2009, an increase of $199.9 million principally due to higher cost of sales (exclusive of depreciation, amortization and depletion).  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,206.2 million in 2010, compared with $1,019.7 million in 2009.  The increase of $186.5 million was primarily the result of 1) $80.6 million of higher production cost principally due to $18.3 million of higher cost of fuel and power due to an increase in market prices, $20.7 million of higher labor cost, including a payment of approximately $10.2 million in signing bonuses to our Peruvian workers, and $41.6 million of operating and repair cost mainly due to repairs at our Ilo smelter plant, 2) $21.9 million of higher royalty charge and 3) $67.7 million of higher workers’ participation.  The increases in royalty charge and the workers’ participation are both due to higher earnings.

Operating income in 2010 was $1,719.8 million, compared with $1,017.3 million in 2009, an increase of $702.5 million.  Operating income increased as a result of the factors described above.

Mexican Open-pit Operations.

			Change
	2010	2009	Value	%
Net sales	$1,648.5	$1,076.7	$571.8	53.1%
Operating costs and expenses	(910.5)	(745.7)	(164.8)	(22.1)%
Operating income	$738.0	$331.0	$407.0	123.0%

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

Operating costs and expenses at our Mexican open-pit operations in 2010 were $910.5 million, compared with $745.7 million in 2009, an increase of $164.8 million.  The increase was the result of higher cost of sales (exclusive of depreciation, amortization and depletion) in 2010 of $157.0 million.  Cost of sales (exclusive of depreciation, amortization and depletion) was $751.7 million in 2010, compared with $594.7 million in 2009.  The increase was primarily due to $104.2 million of higher metal purchased from third parties to cover the production loss from the Buenavista mine and the concentrate purchased from our IMMSA unit after the closing of the San Luis Potosi copper smelter in March 2010 and $29.6 million of higher workers’ participation due to the increase in earnings.  The concentrates previously smelted at San Luis Potosi are now purchased and processed at La Caridad.

Operating income in 2010 was $738.2 million, compared with $331.0 million in 2009, an increase of $407.2 million or 123.0%.  Operating income increased as a result of the factors described above.

IMMSA unit.

			Change
	2010	2009	Value	%
Net sales	$512.7	$560.2	$(47.5)	(8.5)%
Operating costs and expenses	(359.0)	(423.3)	64.3	15.2%
Operating income	$153.7	$136.9	$16.8	12.3%

Net sales at our IMMSA unit in 2010 were $512.7 million, compared with $560.2 million in 2009, a decrease of $47.5 million.  The decrease in 2010 was due to lower volume of copper, silver and zinc and sales by the Santa Eulalia mine primarily as a result of the decrease in production due to a flooding in the area.

Operating costs and expenses at our IMMSA unit were $359.0 million in 2010, compared with $423.3 million in 2009, a decrease of $64.3 million.  This decrease was primarily the result of $71.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion).  The decrease in cost of sales (exclusive of depreciation, amortization and depletion) included $129.1 million of lower metal purchases from third parties, net of $38.0 million of higher inventory consumption.

Operating income in 2010 was $153.7 million, compared with $136.9 million in 2009, an increase of $16.8 million.  Operating income increased primarily as a result of the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2011.

Liquidity

The following table shows the cash flow for the three year period ended December 31, 2011 (in millions):

	2011	2010	2009
Net cash provided from operating activities	$2,070.2	$1,920.7	$963.2
Net cash used for investing activities	$(1,083.1)	$(473.8)	$(359.3)
Net cash (used for) provided from financing activities	$(2,375.0)	$36.6	$(458.0)

Net cash provided from operating activities:

2011-2010

In 2011, net income was $2,344.3 million, approximately 113.2% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included depreciation, amortization and depletion of $288.1 million which was added back to net income in determining operating cash flow, and $117.9 million of a deferred income tax benefit and $19.3 million of net currency translation effect, which were deducted from net income in determining operating cash flow.

In addition, in 2011 an increase in working capital decreased operating cash flow by $421.6 million.  The 2011 and 2010 increases (decreases) in cash from working capital includes (in millions):

	2011	2010
Accounts receivable	$(135.6)	$(308.1)
Inventories	(204.2)	(7.3)
Accounts payable and accrued liabilities	(184.4)	541.0
Other operating assets and liabilities	102.6	(121.4)
Total	$(421.6)	$104.2

The increase in accounts receivable value was principally due to higher sales volume available resulting from the restoration of the Buenavista mine production.  The increase in inventories of $204.2 million includes an increase of $118.8 million in capitalized leachable material, $25.4 million in finished goods inventory, principally due to shipping delays and $43.1 million of higher work-in process inventory, principally due to the restoration of the Buenavista mine.  The decrease in accounts payable and accrued liabilities was mainly due to payments to suppliers and income tax payments.  Other operating assets and liabilities in 2011 were a source of cash of $102.6 million.

2010

In 2010, net income was $1,562.7 million, approximately 81.4% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included depreciation, amortization and depletion of $281.7 million and

$13.6 million of net currency translation effect, which were added back to net income in determining operating cash flow, and $40.4 million of a deferred income tax benefit, which was deducted from net income in determining operating cash flow. In addition, in 2010 a decrease in working capital increased operating cash flow by $104.2 million.  The 2010 and 2009 increase (decrease) in cash from working capital includes (in millions):

	2010	2009
Accounts receivable	$(308.1)	$(299.6)
Inventories	(7.3)	44.5
Accounts payable and accrued liabilities	541.0	(89.1)
Other operating assets and liabilities	(121.4)	107.1
Total	$104.2	$(237.1)

The increase in accounts receivable value was principally due to higher metal prices at the end of 2010, compared with 2009.  The LME and COMEX copper prices increased by over 46.0% in 2010, compared with 2009, and molybdenum, zinc and silver increased by 43.0%, 30.7% and 37.6%, respectively.  The increase in inventories of $7.3 million includes an increase of $12.4 million in finished goods inventory, principally due to shipping delays at our Mexican operations and $40.7 million of higher work-in process inventory principally due to scheduled repairs at our smelter facilities partially offset by a higher consumption of leachable material inventory.  The increase in accounts payable and accrued liabilities was mainly due to an increase in workers’ participation and income tax provision due to the higher earnings.  Other operating assets and liabilities in 2010 were a use of cash of $121.4 million, which was caused principally by an increase of $51.6 million in the long term income tax provision.

2009

In 2009, net income was $934.6 million, approximately 97.0% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included, depreciation, amortization and depletion of $273.6 million and $41.2 million of deferred income tax, which were added back to net income in determining operating cash flow, and ($56.8) million of the realized 2008 loss on derivative instruments, which were deducted from net income in determining operating cash flow.  In addition, in 2009 an increase in working capital decreased operating cash flow by $237.2 million.

Net cash used for investing activities:

2011: Net cash used for investing activities in 2011 included $612.9 million for capital expenditures, $449.5 million net purchase of short-term investment, and $33.3 million for our share of the investment in the development of the Tantahuatay gold project, less $12.6 million of proceeds from the sale of inactive properties.  The capital expenditures included $205.7 million of investments at our Peruvian operations, $76.0 million for the Toquepala concentrator expansion, $38.9 million for the Cuajone concentrator expansion and $90.8 million for various other replacement expenditures.  In addition, we spent $358.3 million for investments at our Mexican open-pit operations, $97.4 million for the Buenavista mine expansion, $96.7 million for the Buenavista mine rehabilitation, $13.6 for the Buenavista crusher and conveyors system, Quebalix III and $150.6 for various other replacement expenditures. Capital expenditures also included $48.9 million at our IMMSA unit.

2010: Net cash used for investing activities in 2010 included $408.7 million for capital expenditures, $66.9 million for the purchase of bonds classified as trading securities, and $21.5 million for our share of the investment in the development of the Tantahuatay gold project, less $14.7 million of proceeds from the sale of short-term investments and $8.7 million of proceeds from the sale of inactive properties of our Mexican operations.  The capital expenditures included $260.3 million of investments at our Peruvian operations, $152.5 million for the Tia Maria project, $32.8 million for the Toquepala concentrator expansion, $18.8 million for the Cuajone concentrator expansion and $56.2 million for various other replacement expenditures.  In addition, we spent $140.9 million for replacement assets at our Mexican operations, $109.8 million of which was at our Mexican open-pit operations, $29.8 million at our IMMSA unit and $8.8 million for other corporate projects, including at our administrative office in Mexico City.

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

Net cash used for financing activities:

2011: Net cash used for financing activities was $2,375.0 million and includes a dividend distribution of $2,080.4 million, $273.7 million for the repurchase of 9 million shares of our common stock, a debt repayment of $15.3 million and $6.9 million for the distribution to our non-controlling interest investors.

2010 Net cash provided from financing activities was $36.6 million and includes $1,480.8 million from the issuance of fixed-rate unsecured notes, net of debt issuance cost of $8.8 million, less a dividend distribution of $1,428.0 million, a debt repayment of $10.0 million and distributions to our non-controlling interest investors of $6.5 million.

2009: Net cash used for financing activities amounted to $458.0 million and included a shareholder dividend distribution of $376.0 million, a distribution to our non-controlling interest investors of $1.1 million, $71.9 million for the repurchase of 4.9 million shares of our common stock and $10.0 million for debt payment.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2012 and beyond from cash on hand and internally generated funds.  In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

Share repurchase program: In 2008, our Board of Directors authorized a $500 million share repurchase program.  On July 28, 2011, our Board of Directors approved an increase of the program, from $500 million to $1.0 billion.  Since the inception of the program we have purchased 42.5 million shares of our common stock at a cost of $730.7 million.   These shares will be available for general corporate purposes.  We may purchase additional shares of our common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 - SCC common stock repurchase plan.

Dividend: On January 26, 2012, our Board of Directors authorized a cash dividend of $0.19 per share of common stock and a stock dividend of 0.0107 shares of common stock per share of SCC common stock.  The stock dividend will be paid with shares of common stock held in treasury by SCC and shares held in treasury on the record date will not be entitled to either the cash or stock dividend.  The cash and stock dividends are payable on February 28, 2012, to shareholders of record at the close of business on February 15, 2012.

New mining royalty charge:  Our Peruvian operations have been subject to a 1% to 3% mining royalty charge based on sales and calculated on the value of the concentrates and SXEW copper produced at the Toquepala and Cuajone mines.  We made provisions for this charge in 2011, 2010 and 2009 of $52.5 million, $65.5 million and $43.7 million, respectively.

In September 2011, the Peruvian Congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12%, and with a minimum royalty charge assessed at 1% of net sales.  If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%.  In the last quarter of 2011, we made provisions of $19.3 million for this charge.

These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

Special mining tax: Additionally, in September 2011, the Peruvian Congress enacted a new tax for the mining industry.  This tax is also based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for the first 10% of operating income margin and for each additional 5% of operating income margin is increased by an additional rate of 0.4% until 85% of operating income margin is reached. In the last quarter of 2011, we made provisions of $16.4 million for this tax. This provision is included as “income taxes” in the consolidated statement of earnings.

Permanent reinvestment of earnings: Retained earnings of $2.0 billion generated by our Mexican subsidiary have been designated as permanently reinvested at December 31, 2011.  Accordingly, we will not make distributions of such amounts in the foreseeable future as these funds are earmarked for our Mexican capital projects.  Should distribution of these funds be made by our Mexican subsidiaries we would incur in additional taxes approximately equal to the difference between the U.S. and Mexican income tax rates.  As of December 31, 2011, we maintain a cash and cash equivalent balance of $771.1 million at our Mexican subsidiary.

FINANCING

Our total debt at December 31, 2011 was $2,745.7 million, compared with $2,760.4 million at December 31, 2010, net of the unamortized discount of notes issued under par of $25.4 million and $26.0 million at December 31, 2011 and 2010, respectively. The decrease in total debt during 2011 was due to the amortization of $10 million of the Mitsui loan and a repurchase of Yankee bonds of $5.3 million.

The ratio of debt to total capitalization was 40.5% at December 31, 2011, compared to 41.4% at December 31, 2010.  Also the ratio of net debt to net capitalization was 32.0% at December 31, 2011, compared with 12.7% at December 31, 2010.

We define net debt as total debt, including current maturities, minus cash and cash equivalents.  We believe that net debt is useful to investors as a measure of our financial position.  We define net capitalization as the sum of net debt and equity.  We use the net debt to net capitalization ratio as measure of our indebtedness position and to determine how much debt can we take in addition to the use of the equity and the balance sheet in general.  We define total capitalization as the sum of the carrying values of our total debt, including current maturities, and equity.  A reconciliation of our net debt to net capitalization and total debt to total capitalization as included in the consolidated balance sheet is presented under the sub heading “Non-GAAP Information Reconciliation,” on pages 97 and 98.

On April 16, 2010, we issued $1.5 billion in fixed-rate unsecured notes with a discount of $10.3 million, which is being amortized over the term of the related debt.  Net proceeds are being used for general corporate purposes, including the financing of our capital expenditure program.

Please see Note 11 “Financing” for a discussion about the covenants requirements related to our long-term debt.

Changes in credit risk:

On January 26, 2012, S&P raised its long-term corporate credit rating of our Company, as well as of its parent companies, Grupo Mexico and Americas Mining Company, to BBB from BBB- .  Also, S&P raised its ratings of our senior notes to ‘BBB’ from ‘BBB-’. S&P noted that this rating reflects its assessment of a satisfactory business risk profile, supported by our low cash cost structure, geographic diversity, position as the world’s sixth largest copper producer, vertical integration and long-life reserves.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2011:

		Payments due by Period
	Total	2012	2013	2014	2015	2016	2017 and Thereafter
		(dollars in millions)
Long-term debt	$2,771.1	$10.0	$10.0	$—	$200.0	$—	$2,551.1
Interest on debt	4,192.4	188.6	188.3	188.3	182.9	175.4	3,268.9
Uncertain tax position(a)	67.0
Workers’ participation	251.7	251.7
Pension and post-retirement obligations	44.1	9.8	3.0	3.2	3.2	3.3	21.6
Asset retirement obligation	62.0						62.0
Purchase obligations:
Commitment to purchase energy	1,121.9	190.4	190.4	206.3	226.7	231.1	77.0
Capital expenditure projects	1,587.7	491.5	583.6	276.5	—	230.7	5.4
Total	$10,097.9	$1,142.0	$975.3	$674.3	$612.8	$640.5	$5,986.0

(a)

The above table does not include any future payment related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows. As of December 31, 2011 the liability recognized by the Company is $67.0 million and is included as non-current liability in the consolidated balance sheet.

Long-term debt payments do not include the debt discount valuation account of $25.4 million.

Interest on debt is calculated at rates in effect at December 31, 2011.  As almost all our debt is at fixed rates, future expenditures will not change significantly due to rate changes.  Please refer to Note 11 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Capital expenditure projects include committed purchase orders and executed contracts principally for our Peruvian projects of the Toquepala and Cuajone concentrator expansions, as well as our Mexican projects at the Buenavista mine.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost:

Following is a reconciliation of “Operating Cash Cost” (see page 76) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2011		2010		2009
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$2,763.2	$2.194	$2,129.0	$2.048	$1,865.8	$1.784
Add:
Selling, general and administrative	104.5	0.083	100.3	0.096	85.2	0.081
Treatment and refining charges	46.0	0.037	55.8	0.054	42.3	0.040
By-product revenue (1)	(1,538.9)	(1.222)	(1,380.0)	(1.327)	(1,013.7)	(0.969)
Net revenue on sale of metal purchased from third parties	(25.0)	(0.020)	(13.2)	(0.013)	(32.4)	(0.031)
Less:
Workers’ participation	(245.7)	(0.195)	(232.1)	(0.223)	(127.8)	(0.122)
Cost of metals purchased from third parties	(560.4)	(0.445)	(280.6)	(0.270)	(266.6)	(0.255)
Royalty charge and other, net	(208.3)	(0.166)	(203.6)	(0.196)	(97.3)	(0.093)
Inventory change	187.2	0.149	11.5	0.011	(25.2)	(0.024)

Operating Cash Cost	$522.6	$0.415	$187.1	$0.180	$430.3	$0.411
Less by-product revenue and net revenue on sale of metal purchased from third parties	1,563.9	1.242	1,393.2	1.340	1,046.1	1.000
Operating Cash Cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$2,086.5	$1.657	$1,580.3	$1.520	$1,476.4	$1.411
Total pounds of copper produced (in millions)	1,259.5		1,039.8		1,046.1

(1)                  Includes net by-product sales revenue and premiums on sales of refined products.

Net debt to net capitalization:

Net debt to net capitalization as of December 31, 2011 and 2010 is as follows:

	2011	2010
Total debt	$2,745.7	$2,760.4
Cash and cash equivalent balance	(848.1)	(2,192.7)
Net debt	1,897.6	567.7

Net capitalization:
Net debt	1,897.6	567.7
Equity	4,036.3	3,910.4
Net capitalization	$5,933.9	$4,478.1

Net debt/net capitalization (*)	32.0%	12.7%

(*) Represents net debt divided by net capitalization.

Debt to total capitalization:

Debt to total capitalization as of December 31, 2011 and 2010 is as follows:

	2011	2010
Total debt	$2,745.7	$2,760.4

Capitalization
Debt	2,745.7	2,760.4
Equity	4,036.3	3,910.4
Total capitalization	$6,782.0	$6,670.8

Debt/total capitalization (*)	40.5%	41.4%

(*) Represents debt divided by total capitalization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate estimated changes in net earnings resulting from metal price changes in 2012 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.0
Annual change in net income attributable to SCC (in millions)	$7.7	$22.4	$1.1	$8.2

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/exchange rate effects are passed on to us by our suppliers or reflected in our wage adjustments. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below:

	Years Ended December 31,
	2011	2010	2009
Peru
Peruvian inflation rate	4.8%	2.1%	0.2%
Nuevo sol/dollar devaluation/(appreciation) rate	(4.0)%	(2.8)%	(8.0)%
Mexico
Mexican inflation rate	3.8%	4.4%	3.6%
Peso/dollar devaluation/(appreciation) rate	13.1%	(5.4)%	(3.5)%

Change in monetary position:

Assuming an exchange rate change of 10% at December 31, 2011, we estimate our net monetary position in Peruvian nuevo sol and Mexican pesos would increase (decrease) our operating income as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$21.0
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(25.7)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$21.5
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(17.6)

The net monetary position is net of those assets and liabilities that are nuevo sol or peso denominated at December 31, 2011.

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at December 31, 2011.  As most of our debt is at fixed rates, a change in interest rates of 1% would not have a material impact on our cash flows.

Derivative instruments:

As part of our risk management policy, we occasionally use derivative instruments to (i) safeguard corporate assets, (ii) insure the value of our future revenue stream and (iii) lessen the impact of unforeseen market swings on our sales revenues.  To meet with these objectives we, from time to time, enter into commodities prices derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposure to market risk.

Copper hedges:

In 2011 and 2010, we entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect our sales value as shown below. These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the consolidated statement of earnings and included in operating activities on the consolidated statement of cash flows.  We did not hold any copper derivatives in 2009.

The following table summarized the copper derivative activity related to copper sales transactions realized in 2011 and 2010:

	2011	2010
Zero cost collar contracts:
Pounds (in millions)	423.3	—
Average LME cap price	$3.63	—
Average LME floor price	$2.27	—

Swap contracts:
Pounds (in millions)	390.8	276.7
Weighted average COMEX price	$3.46	$3.79

Realized (loss) gain on copper derivatives	$13.5	$(41.9)

In addition, we have a hedge program to protect the sales value of a portion of our copper production for the first quarter of 2012.  The hedge instruments are based on LME copper prices.  These cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

At the end of 2011 we held copper derivative contracts to protect a portion of our copper sales for the first quarter of 2012, as follows:

1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	46.3
Average LME cap price	$5.18
Average LME floor price	$3.50
Estimated % of copper sales covered	13.6%
Unrealized gain recognized in other comprehensive income (net of income taxes of $3.5 million) (in millions)	$5.4

We expect to reclassify into earnings during the first quarter of 2012 the unrealized gain included in accumulated other comprehensive loss of approximately $5.4 million (net of income taxes) at the time the underlying hedged transactions are realized.  However, changes in copper prices in that period could increase or decrease the amount of the gain to be reclassified into earnings.

Please see additional disclosure about fair value on Note 17-“Financial Instruments.”

Gas swaps:

In 2009, we entered into gas swap contracts to protect the cost of our gas consumptions for 306,000 MMBTUs at a fixed price of $3.6350.  No gain or loss was realized on the contracts.  During 2011 and 2010, and at December 31, 2011, we did not hold any gas swap contracts.

Exchange rate derivatives, U.S. dollar / Mexican peso contracts:

We occasionally enter into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the US dollar.  Related to the exchange rate derivative contracts we recorded a gain of $4.2 million in 2009 which was recorded as gain (loss) on derivative instruments in the consolidated statements of earnings.  During 2011 and 2010, and at December 31, 2011, we did not hold any exchange rate derivative contracts.

Short-term investments:

Short-term investments were as follows ($ in millions):

	At December 31,
	2011	2010
Trading securities	$514.6	$66.9
Weighted average interest rate	1.37%	1.14%

Available—for- sale	$7.3	$9.3
Weighted average interest rate	0.58%	1.01%
Total	$521.9	$76.2

Trading securities consist of bonds issued by public companies.  Each financial instrument is independent of the others. We have the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2011, included corporate bonds and asset and mortgage backed obligations.  At December 31, 2011and 2010, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also, we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2011	2010
Trading:
Interest earned	$6.0	$2.6
Unrealized loss	$7.9	—
Available-for-sale:
Interest earned	$0.1	$0.2
Investment redeemed	$2.1	$14.8

At December 31, 2011and 2010, contractual maturities of our available-for-sale debt securities are as follows (in millions):

	2011	2010
One year or less	$0.5	$0.4
Maturing after one year through five years	—	0.2
Maturing after five years through ten years	0.6	—
Due after 10 years	6.2	8.7
Total debt securities	$7.3	$9.3

IMPACT OF NEW ACCOUNTING STANDARDS

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)	2011	2010	2009
Net sales (including related party sales of $68.8 million in 2011 and $43.5 million in 2010)	$6,818,721	$5,149,500	$3,734,280
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,763,152	2,128,999	1,865,828
Selling, general and administrative	104,473	100,287	85,168
Depreciation, amortization and depletion	288,138	281,697	273,558
Exploration	37,535	34,313	24,578
Total operating costs and expenses	3,193,298	2,545,296	2,249,132

Operating income	3,625,423	2,604,204	1,485,148

Interest expense	(192,340)	(167,949)	(99,793)
Capitalized interest	5,851	7,462	2,156
Gain on derivative instruments	—	—	4,236
Other (expense) income	(4,043)	(20,737)	6,077
Interest income	13,797	7,800	6,610

Income before income taxes	3,448,688	2,430,780	1,404,434

Income taxes	1,104,335	868,071	469,861
Net income	2,344,353	1,562,709	934,573

Less: Net income attributable to the non-controlling interest	7,929	8,658	5,192

Net income attributable to SCC	$2,336,424	$1,554,051	$929,381

Per common share amounts attributable to SCC:
Net earnings — basic and diluted	$2.76	$1.83	$1.09
Dividends paid	$2.46	$1.68	$0.44

Weighted average shares outstanding — basic and diluted	845,901	850,000	850,684

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

		2011	2010	2009
		(in thousands)
COMPREHENSIVE INCOME:
Net income		$2,344,353	$1,562,709	$934,573
Other comprehensive income (loss) net of tax:
-	Decrease in pension and other post-retirement benefits (net of income tax of $4.7 million, $6.7 million and $6.3 million)	8,310	12,179	10,420

Derivative instruments classified as cash flow hedge:
-	Decrease in prior period accumulated unrealized loss (net of income taxes of $(71.4) million)	125,562	—	—
-	Unrealized gain (loss) of the period (net of income tax of $(3.5) million and $71.4 million, respectively)	5,452	(125,562)	—
-	Unrealized net gain on derivative instruments classified as cash flow hedges	131,014	(125,562)	—

Total other comprehensive gain (loss)		139,324	(113,383)	10,420

Total comprehensive income		2,483,677	1,449,326	944,993

Comprehensive income attributable to the non-controlling interest		8,463	8,162	5,196
Comprehensive income attributable to SCC		$2,475,214	$1,441,164	$939,797

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31, (in thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$848,118	$2,192,677
Short-term investments	521,955	76,209
Accounts receivable trade	695,104	671,745
Accounts receivable other (including related parties 2011- $1,988 and 2010 - $32,700)	188,477	76,284
Inventories	651,896	540,988
Deferred income tax	88,797	63,935
Other current assets	107,156	117,170
Total current assets	3,101,503	3,739,008

Property, net	4,419,885	4,094,993
Leachable material, net	122,985	29,668
Intangible assets, net	110,436	112,352
Deferred income tax	145,251	43,900
Other assets	162,641	108,098
Total assets	$8,062,701	$8,128,019

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable (including related parties 2011- $4,392 and 2010 - $4,665)	443,132	371,334
Accrued income taxes	182,491	266,241
Accounts payable derivative instruments	—	191,992
Deferred income tax	39,860	—
Accrued workers’ participation	245,139	222,432
Accrued interest	59,906	60,062
Other accrued liabilities	12,349	16,957
Total current liabilities	992,877	1,139,018

Long-term debt	2,735,732	2,750,401
Deferred income taxes	125,191	113,232
Non-current taxes payable	66,982	77,830
Other liabilities and reserves	43,665	78,070
Asset retirement obligation	61,971	59,059
Total non-current liabilities	3,033,541	3,078,592

Commitments and contingencies (Note 14)

STOCKHOLDER´S EQUITY
Common stock par value $0.01; shares authorized: 2011 and 2010 2,000,000,000 shares issued: 2011 and 2010 — 884,596,086	8,846	8,846
Additional paid-in capital	1,039,382	1,034,764
Retained earnings	3,852,054	3,595,983
Accumulated other comprehensive income (loss)	12,874	(126,423)
Treasury stock, at cost, common shares	(897,852)	(622,722)
Total Southern Copper Corporation stockholders’ equity	4,015,304	3,890,448

Non-controlling interest	20,979	19,961
Total equity	4,036,283	3,910,409

Total liabilities and equity	$8,062,701	$8,128,019

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,
(in thousands)	2011	2010	2009

OPERATING ACTIVITIES

Net income	$2,344,353	$1,562,709	$934,573

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	288,138	281,697	273,558
(Gain) loss on currency translation effect	(19,263)	13,585	18,307
Provision (benefit) for deferred income taxes	(117,946)	(40,426)	41,231
Gain on sale of property	(7,311)	—	(6,173)
Loss (gain) on short-term investments	3,781	(1,020)	(4,353)
Unrealized gain on derivative investments	—	—	(56,815)
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(135,552)	(308,079)	(299,631)
Inventories	(204,225)	(7,272)	44,507
Accounts payable and accrued liabilities	(184,365)	540,955	(89,139)
Other operating assets and liabilities	102,562	(121,438)	107,113
Net cash provided from operating activities	2,070,172	1,920,711	963,178

INVESTING ACTIVITIES
Capital expenditures	(612,905)	(408,734)	(414,822)
Purchase of short-term investments	(532,188)	(66, 914)	—
Proceeds on sale of short-term investments	82,663	14,673	43,781
Investment in associated companies	(33,276)	(21,467)	—
Sale of property	12,575	8,671	11,755
Net cash used for investing activities	(1,083,131)	(473,771)	(359,286)

FINANCING ACTIVITIES
Debt repaid	(15,250)	(10,000)	(10,000)
Debt incurred	—	1,489,674	—
SCC common shares buyback	(273,690)	(463)	(71,903)
Capitalization of debt issuance cost	—	(8,831)	—
Dividends paid to common stockholders	(2,080,353)	(1,427,998)	(375,968)
Distributions to non-controlling interest	(6,885)	(6,495)	(1,149)
Other	1,153	723	997
Net cash provided from (used for) financing activities	(2,375,025)	36,610	(458,023)

Effect of exchange rate changes on cash and cash equivalents	43,425	(63,179)	(90,303)

Increase (decrease) in cash and cash equivalents	(1,344,559)	1,420,371	55,566
Cash and cash equivalents, at beginning of year	2,192,677	772,306	716,740

Cash and cash equivalents, at end of year	$848,118	$2,192,677	$772,306

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$189,940	$142,210	$95,492
Income taxes	$1,234,453	$600,371	$339,421
Workers’ participation	$241,420	$155,440	$183,697

Supplemental schedule of non-cash operating, investing and financing activities:
Decrease in pension and other post-retirement benefits	$8,310	$12,179	$10,420
Unrealized gain (loss) on cash flow hedge derivative instruments recognized in other comprehensive income (net of taxes)	$5,452	$(125,562)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For years ended December 31,
(in thousands)	2011	2010	2009

TOTAL EQUITY, beginning of year	$3,910,409	$3,893,654	$3,395,399

STOCKHOLDERS’ EQUITY, beginning of year	3,890,448	3,875,628	3,381,259

CAPITAL STOCK:
Balance at beginning and end of year:	8,846	8,846	8,846

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	1,034,764	1,013,326	993,826
Net movement of the period	4,618	21,438	19,500
Balance at end of year	1,039,382	1,034,764	1,013,326

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(460,967)	(460,712)	(388,968)
Share repurchase program	(273,690)	(463)	(71,903)
Used for corporate purposes	534	208	159
Balance at end of period	(734,123)	(460,967)	(460,712)

Parent Company common shares
Balance at beginning of year	(161,755)	(142,701)	(125,485)
Other activity, including dividend, interest and currency translation effect	(1,974)	(19,054)	(17,216)
Balance at end of year	(163,729)	(161,755)	(142,701)

Treasury stock balance at end of year	(897,852)	(622,722)	(603,413)

RETAINED EARNINGS:
Balance at beginning of year	3,595,983	3,469,930	2,916,517
Net earnings	2,336,424	1,554,051	929,381
Dividends paid, common stock, per share, 2011 - $2.46 2010 — $1.68, 2009 - $0.44	(2,080,353)	(1,427,998)	(375,968)
Balance at end of year	3,852,054	3,595,983	3,469,930

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(126,423)	(13,061)	(23,477)
Other comprehensive income (loss)	139,297	(113,362)	10,416
Balance at end of year	12,874	(126,423)	(13,061)

STOCKHOLDERS’ EQUITY, end of year	4,015,304	3,890,448	3,875,628

NON-CONTROLLING INTEREST, beginning of year	19,961	18,026	14,140
Net earnings	7,929	8,658	5,192
Dividends paid	(6,885)	(6,495)	(1,149)
Other activity	(26)	(228)	(157)
NON-CONTROLLING INTEREST, end of year	20,979	19,961	18,026

TOTAL EQUITY, end of year	$4,036,283	$3,910,409	$3,893,654

RETAINED EARNINGS:
Unappropriated	$1,875,456	$1,819,772	$1,693,675
Appropriated	1,976,598	1,776,211	1,776,255
Total retained earnings	$3,852,054	$3,595,983	$3,469,930

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

NOTE 2 — AMC’s EXCHANGE OFFER PROPOSAL:

In July 2010, the Company received a non-binding proposal from its parent company, Americas Mining Corporation (“AMC”), offering to effect an all-stock business combination of Southern Copper and AMC, the parent company of ASARCO LLC (“Asarco”).  In October 2011, AMC announced, in light of discussions with a committee of the Company’s independent directors, that it had withdrawn the proposed transaction to combine AMC and Southern Copper.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation—

The consolidated financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with Accounting Standards Codification 810 Consolidation “ASC-810.”  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

For certain of the Company’s sales of copper and molybdenum products, customer contracts allow for pricing based on a month subsequent to shipping, in most cases within the following three months and occasionally in some cases a few additional months.  In such cases, revenue is recorded at a provisional price at the time of shipment.  The provisionally priced copper sales are adjusted to reflect forward LME or COMEX copper prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.  In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under ASC 815-30 “Derivatives and Hedging — Cash Flow Hedges.”  The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms.  Net sales include the invoiced value and corresponding fair value adjustment of the related forward contract of copper, zinc, silver, molybdenum, acid and other metals.

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

Short-term investments—

The Company accounts for short-term investments in accordance with ASC 320-10 “Investments Debt and Equity Securities — Recognition.”  The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date.  Unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, unless such loss is deemed to be other than temporary.

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

Long-term inventory - Leachable material—

In prior years the Company capitalized the production cost of leachable material with low copper content at the Buenavista mine in Mexico.  In 2011, the Company extended this practice of recognizing inventories for costs associated with leaching activities at the La Caridad mine in Mexico and the Toquepala mine in Peru in order to conform to evolving mine production plans at these mines.  As a result of changing market conditions and mining processes, mineral extraction through leaching has become integral to the mining operations carried out at our mines.  The Company has also completed engineering studies at these mines, which the Company believes adequately support its estimate of recoverable mineral content contained in the leach dumps.  Accordingly, the process and sale of mineral content in leaching dumps is reasonably assured and the costs associated with leaching activities at such mines are now recognized as inventories.  As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes on its balance sheet, current leach inventory (included in work-in-process inventories) and long-term leach inventory.  The cost attributed to the leach material is charged to cost of sales generally over a five-year period (the average estimated recovery period based on the historical recovery percentages of each mine).

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

For the years ended December 31, 2011, 2010 and 2009, the Company did not capitalize any drilling and related costs.  The net balance of capitalized mine development costs at December 31, 2011 and 2010, were $39.8 million and $42.1 million, respectively.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years.  The current price per pound of copper, as defined, was $3.26, $2.97 and $2.90 at the end of 2011, 2010 and 2009, respectively.  The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term.  At December 31, 2009 and 2010, these price assumptions were $1.80 per pound for copper and $11.00 per pound for molybdenum.  At December 31, 2011, the Company changed its price assumption to reflect the changes in market trends.  These new prices are $2.00 per pound for copper and $12.00 per pound for molybdenum.  The average metal prices over the last 10 and 15 years periods and the continued positive outlook for these metals have led the Company to use these prices.  For other forecast and planning purposes, particularly related to merger and acquisition activities, the Company’s management can consider other price scenarios. These, however, do not affect the preparation of the Company’s financial statements.

Exploration—

Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Income taxes—

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in ASC 740 “Income tax.”  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized.

The Company classifies income tax-related interest and penalties as income taxes in the financial statements.

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  The Company follows the guidance of ASC 740 “Income Tax” to record these liabilities.  (See Note 8 “Income taxes” of the consolidated financial statements for additional information).  The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If its estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Asset impairments -

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle.  The Company is currently using a long-term average copper price of $3.00 per pound of copper and an average molybdenum price of $14.74 per pound, reflective of the current price environment, for impairment tests. The results of its impairment tests using these long-term copper and molybdenum prices show no impairment in the carrying value of their assets.

In recent years its assumptions for long-term average prices resulted in stricter evaluations for impairment analysis than would the higher three year average prices for copper and molybdenum prices.  Should this situation reverse in the future with three year average prices below the long-term price assumption, the Company would assess the need to use the three year average prices in its evaluations.  The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measures any impairment by reference to fair value.

Related to the Tia Maria project and based on the current developments of the project the Company has performed an impairment analysis of the project assets and has concluded that no impairment exists as of December 31, 2011.

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.  During the fiscal years ended December 31, 2011, 2010 and 2009, the components of “other comprehensive income (loss)” were the unrealized gain (loss) on cash flow hedge derivative instruments, the unrecognized gain (loss) on employee benefit obligations and realized gain (loss) included in net income.

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

Adoption of new accounting principle-

During 2011 the Company adopted the following Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (“FASB”).

ASU 2011-05: In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” an amendment of ASC topic 220 “Comprehensive Income” to provide new guidance for the reporting of comprehensive income. Under this ASU, to increase the prominence of items reported in other comprehensive income which shall be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, its components and the total of comprehensive income.  This ASU also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The ASU is effective for fiscal years, and interim periods, beginning after December 15, 2011 with early adoption permitted. The Company has elected an early adoption of this ASU in 2011 and is reporting comprehensive income in two separate but consecutive statements.

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

New accounting pronouncements—

ASU No. 2011-11: On December 16, 2011, the FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” an amendment of ASC topic 210 “Balance Sheet.”  The objective of this ASU is to improve disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

This ASU is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

ASU 2011-12: In connection with ASU 2011-05, on December 23, 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” an amendment of ASC topic 220 “Comprehensive Income” to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering this matter, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The ASU is effective for fiscal years, and interim periods, beginning after December 15, 2011.

NOTE 4- SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2011	2010
Trading securities	$514.6	$66.9
Weighted average interest rate	1.37%	1.14%

Available-for-sale	7.3	9.3
Weighted average interest rate	0.58%	1.01%
Total	$521.9	$76.2

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2011, included corporate bonds and asset and mortgage backed obligations.  As of December 31, 2011 and 2010, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2011	2010
Trading:
Interest earned	$6.0	$2.6
Unrealized loss	$7.9	—

Available-for-sale:
Interest earned	$0.1	$0.2
Investment redeemed	$2.1	$14.8

At December 31, 2011 and 2010, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2011	2010
One year or less	$0.5	$0.4
Maturing after one year through five years	—	0.2
Maturing after five years through ten years	0.6	—
Due after 10 years	6.2	8.7
Total debt securities	$7.3	$9.3

NOTE 5-INVENTORIES:

	As of December 31,
(in millions)	2011	2010
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$93.3	$67.9
Work-in-process	296.1	227.6
Supplies at average cost	262.5	245.5
Total current inventory	$651.9	$541.0

Inventory, long-term:
Long-term leach stockpiles	$123.0	$29.7

As of December 31, 2011 total leaching costs capitalized as long-term inventory of leachable material amounted to $168.0 million. There was no capitalization during 2010.  Long-term leaching inventories recognized as cost of sales amounted to $49.2 million and $41.5 million in 2011 and 2010, respectively.

NOTE 6-PROPERTY:

	As of December 31,
(in millions)	2011	2010
Buildings and equipment	$6,871.1	$6,703.8
Construction in progress	1,187.8	833.0
Mine development	301.4	301.3
Land, other than mineral	46.4	41.9
Total property	8,406.7	7,880.0
Accumulated depreciation, amortization and depletion	(3,986.8)	(3,785.0)
Total property, net	$4,419.9	$4,095.0

Depreciation and depletion expense for the years ended December 31, 2011, 2010 and 2009, amounted to $286.0 million, $279.6 million and $271.2 million, respectively.

NOTE 7-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2011	2010
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Software	7.8	7.6
	135.0	134.8
Accumulated amortization	(41.6)	(39.5)

Goodwill	17.0	17.0
Intangible assets, net	$110.4	$112.3

Amortization of intangibles in the last three years and estimated amortization are as follows (in millions):

Amortization expense:
2011	$2.1
2010	$2.1
2009	$2.4

Estimated amortization expense:
2012-2016	$11.9
Average annual	$2.4

The goodwill was generated in 1997 as a result of purchasing a third party interest in the Buenavista mine.

NOTE 8-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
U.S. federal and state:
Current	$(2.4)	$(11.2)	$3.3
Deferred	(45.3)	6.2	59.1
Uncertain tax positions	(0.4)	34.8	(63.6)
	(48.1)	29.8	(1.2)
Foreign (Peru and Mexico):
Current	1,238.7	843.5	463.2
Deferred	(86.3)	(5.2)	7.8
	1,152.4	838.3	471.0
Total provision for income taxes	$1,104.3	$868.1	$469.8

The source of income tax is as follows:

	For the years ended December 31,
(in millions)	2011	2010	2009
Earnings by location:
U.S.	$(1.1)	$(1.0)	$4.2
Foreign (Peru and Mexico)	3,449.8	2,431.8	1,400.2
Earnings before taxes on income	$3,448.7	$2,430.8	$1,404.4

The reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2011	2010	2009
Expected tax	30.0%	30.0%	30.0%
Effect of income taxed at a rate other than the statutory rate	4.3	5.3	8.3
Percentage depletion	(4.0)	(4.3)	(5.0)
Other permanent differences	1.2	1.8	2.1
Peru tax on net income deemed distributed	1.3	2.0	2.0
Mexican tax on dividends	—	0.4	1.6
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	—	4.6	(3.9)
Repatriated foreign earnings	2.1	—	—
Amounts (over) / under provided in prior years	(3.5)	(4.5)	(1.4)
Other	0.6	0.4	(0.2)
Effective income tax rate	32.0%	35.7%	33.5%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States.  For the three years presented above the statutory income tax rates for Peru and the United States were 30% and 35%, respectively.  The statutory income tax rate for Mexico was 30% in 2011 and 2010 and 28% in 2009.  The expected rate used above is the statutory tax rate for Peru for all three years and for Mexico in 2010 and 2011.  The Mexican statutory income tax rate increased from 28% to 30% from 2010 through 2012.  The Mexican rate will decrease to 29% in 2013, and will return to 28% in 2014 and thereafter.

The Company has chosen to use the Peruvian income tax rate of 30% for this tax rate reconciliation because the Peruvian income tax provision is the largest component of tax expense for each of the three years presented.  In addition, in 2011 and 2010 the Peruvian and Mexican rate were both 30%.  For all of the years presented, both the Peruvian branch and Minera Mexico filed separate tax returns in their respective tax jurisdictions.  Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items which are nondeductible or nontaxable.  Some permanent differences relate specifically to SCC such as the allowance in the U.S for percentage depletion.  SCC filed a separate full year U.S. federal income tax return for calendar year 2008 and a final short period separate return for the period January 1, 2009 through March 27, 2009.  SCC’s taxable income for the 2009 period post March 27 and for the fiscal year 2010 and 2011 were included in the U.S. federal income tax return of AMC, its parent company; see U.S tax matters, below. For financial reporting and presentation purposes SCC is providing current and deferred income taxes, as if it remains a separate U.S. tax filer apart from AMC.

The following items had the most significant impact in 2011 on the difference between the Company’s statutory income tax rate of 30% and its effective tax rate:

•                  A 4.3% increase resulted from income taxed subject to U.S. income tax rates, which are 5% higher than the statutory note.

•                  A 4.0% decrease resulted from the percentage depletion deduction which is a U.S. permanent item.

•                  A 1.2% increase resulted from permanent items that are not deductible in the Peruvian, Mexican or U.S. jurisdictions.

•                  A 1.3% increase resulted from tax on financial income deemed distributed from the Company’s Peruvian Branch.

•                  A 2.1% increase resulted from repatriation of foreign earnings.

•                  A 3.5% decrease related to amounts (over) / under provided in prior years.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	As of December 31,
(in millions)	2011	2010
Assets:
Inventories	$23.2	$8.0
Trade receivables	18.1	2.3
Capitalized exploration expenses	31.9	22.9
U.S. foreign tax credit carryforward	174.4	—
U.S tax effect of Peruvian deferred tax liability	3.7	38.6
Capital loss carryforward	—	30.0
Metal hedging	—	82.5
Reserves	69.7	51.7
Mexican tax loss carryforward	35.7	37.5
Labor share buyback	30.1	30.0
Valuation allowance	—	(30.0)
Other	14.0	23.3
Total deferred tax assets	400.8	296.8

Liabilities:
Property, plant and equipment	(166.2)	(216.3)
Deferred charges	(35.3)	(25.0)
Mexican tax on consolidated dividends	(32.6)	(32.7)
Outside basis difference	(91.6)	(20.0)
Metal hedging	(4.0)	—
Other	(2.1)	(8.2)
Total deferred tax liabilities	(331.8)	(302.2)

Total net deferred tax assets / (liabilities)	$69.0	$(5.4)

U.S. Tax Matters—

For the years ending December 31, 2010, the Company had unused U.S. net capital losses carryover of $30.0 million which expired, unutilized in 2011.  The Company had a full valuation allowance on the capital loss carryforwards.

As of December 31, 2011, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. The excess of the amount for financial reporting over the tax basis of the investment in this stock is estimated to be at least $2.9 billion.

The Company has provided a deferred tax liability of $91.6 million as of December 31, 2011 for the U.S. income tax effects of $951 million of foreign earnings that may potentially be repatriated in the future by Minera Mexico.

At December 31, 2011, there were $174.4 million of foreign tax credit available for carryback or carryforward.  These credits have limited carryback and carryforward periods and can only be used to reduce U.S. income tax on foreign earnings included in the annual U.S. consolidated income tax return.  There were no other U.S. tax credits at December 31, 2011.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009, SCC’s operating results are included in the AMC consolidated U.S. federal income tax return.  In addition to holding an 80.9% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  SCC provides current and deferred income taxes, as if it were filing a separate income tax return.

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

Special Mining tax

In September 2011, the Peruvian government enacted a new tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for the first 10% of operating income margin and for each additional 5% of operating income margin is increased by an additional rate of 0.4% until 85% of operating income margin is reached. In the last quarter of 2011 we made provisions of $16.4 million for this tax. This provision is included as “income tax” in the consolidated statement of earnings.

Mexican Tax Matters—

In 2009, Mexico enacted new rules related to the income tax law, which, among other things, impose restrictions on certain benefits of tax consolidation and temporarily increased the statutory tax rate.

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

In March 2011 and in June 2010, the Mexican parent company made tax payments of 125 million Mexican pesos and 121 million Mexican pesos (approximately $9.3 million and $10 million), respectively in accordance with the changes in the law.  In subsequent years these taxes will continue to be paid in March.

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

Accounting for Uncertainty in Income Taxes-

The total amount of unrecognized tax benefits in 2011, 2010 and 2009, was as follows (in millions):

	2011	2010	2009
Unrecognized tax benefits, opening balance	$75.7	$30.7	$64.9
Gross increases — tax positions in prior period	21.6	46.3	—
Gross decreases — tax positions in prior period	(26.8)	(1.8)	(44.1)
Gross increases — current-period tax positions	0.1	0.5	11.4
Decreases related to settlements with taxing authorities	—	—	(1.5)
Unrecognized tax benefits, ending balance	$70.6	$75.7	$30.7

The overall decrease in the 2011 unrecognized tax benefit of $5.1 million relates primarily to settlement of the IRS audit of the years 2005 through 2007.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $70.7 million at December 31, 2011 and $46.4 million at December 31, 2010.  These amounts relate entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2011, the Company’s liability for uncertain tax positions included no amount for accrued interest and penalties due to the 2011 settlement with the IRS and the excess foreign tax credits as of December 31, 2011.  At December 31, 2010, the Company’s liability for uncertain tax positions included accrued interest and penalties of $8.0 million.

Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending December 31, 2012.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2011.

In the second quarter of 2011, the Company reached agreement with the IRS and settled tax years 2005, 2006, and 2007.

The following tax years remain open to examination and adjustment by the Company’s three major tax jurisdictions:

Peru:

2008 up to 2011 (years 1997 through 2006 have been examined by the Peruvian tax authority and the issues raised are being contested; no new issues can be raised for these years. Year 2007 is being examined since December 2011)

U.S.:	2008 and all future years
Mexico:	2004 and all future years

In the fourth quarter of 2011, the IRS commenced its U.S. federal income tax audit of the Company for the years 2008 through 2010.

NOTE 9-WORKERS’ PARTICIPATION:

The Company’s operations in Peru and Mexico are subject to statutory workers’ participation.

In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on Peruvian Branch’s taxable income and is distributed to workers following determination of final results for the year.  The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period.  Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.9 million in 2011).  Any remaining excess is levied as payment for the benefit of the regional governments.  These levies fund worker training, employment promotion, road infrastructure and other government programs.

In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)” and to “selling, general and administrative” in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively.  Workers’ participation expense for the three years ended December 31, 2011 was as follows (in millions):

2011	2010	2009
$276.7	$234.4	$134.7

NOTE 10-ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM.  As part of the closure plans, commencing in January 2010 the Company is required to provide annual guarantees of $2.6 million over a 34 year period to furnish the funds for the asset retirement obligation.  In the near-term future the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million.  The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.  In 2010, the closure plan for the new Ilo marine trestle was added to the asset retirement obligation.

The following table summarizes the asset retirement obligation activity for the two years ended December 31, 2011 and 2010 (in millions):

	2011	2010
Balance as of January 1	$59.1	$48.9
Changes in estimates	—	5.3
Additions	—	1.6
Closure payments	(0.5)	—
Accretion expense	3.4	3.3
Balance as of December 31,	$62.0	$59.1

NOTE 11-FINANCING:

Long-term debt:

	As of December 31,
(in millions)	2011	2010
2.02% Mitsui credit agreement due 2013 (Japanese LIBO rate plus 1.25% (1.71% at December 31, 2010))	$20.0	$30.0
6.375% Notes due 2015 ($200 million face amount, less unamortized discount of $0.6 million and $0.7 million at December 31, 2011 and 2010, respectively)	199.4	199.3
5.375% Notes due 2020 ($400 million face amount, less unamortized discount of $1.9 million and $2.0 million at December 31,2011 and 2010, respectively)	398.1	398.0
9.25% Yankee bonds—Series B due 2028	51.1	56.4
7.50% Notes due 2035 ($1,000 million face amount, less unamortized discount of $14.9 million and $15.2 million at December 31, 2011 and 2010, respectively)	985.1	984.8
6.75% Notes due 2040 ($1,100 million face amount, less unamortized discount of $8.0 million and $8.1 million at December 31,2011 and 2010, respectively)	1,092.0	1,091.9
Total debt	2,745.7	2,760.4
Less, current portion	(10.0)	(10.0)
Total long-term debt	$2,735.7	$2,750.4

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2011, Minera Mexico is in compliance with this covenant.

The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2011, the Company is in compliance with these covenants.

In July 2005 the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and its unamortized balance is included in “Other assets”, non-current on the consolidated balance sheet.  The net proceeds from the issuance and sale of the notes were principally used to repay outstanding indebtedness of the Company and the balance was used for general corporate purposes.  The Company filed a registration statement on Form S-4 with respect to these notes in October 2005.  In January 2006 the Company completed an exchange offer for $200 million, 6.375% Notes due 2015 and $600 million, 7.5% Notes due 2035.  In the exchange offer, $197.4 million of the 6.375% old notes due 2015 were tendered in exchange for an equivalent amount of new notes and an aggregate of $590.5 million of the 7.5% old notes due 2035 were tendered in exchange for an equivalent amount of new notes.  The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  Certain of these covenants cease to be applicable before the notes mature if the issuer obtains an investment grade rating.  At December 31, 2011 the Company is in compliance with these covenants. At December 31, 2011, the securities had an investment grade rating, see “Changes in Credit Risk Rating” below.

On May 9, 2006, the Company issued an additional $400 million 7.5% notes due 2035.  These notes are in addition to the $600 million of existing 7.5% notes due 2035 that were issued in July 2005.  The current transaction was issued at a spread of +240 basis points over the 30-year U.S. Treasury bond.  The original issue in July 2005 was issued at a spread of +315 basis points over the 30-year U.S. Treasury bond.  The notes were issued at a discount of $10.8 million.  The Company capitalized $3.2 million of cost associated with this facility and its unamortized balance is included in non-current “Other assets, net” on the consolidated balance sheet.  The Company used proceeds from the May 2006 issuance for its expansion programs.

The notes issued in July 2005 and the new notes issued in May 2006 are treated as a single series of notes under the indenture, including for purposes of covenants, waivers and amendments.  The Company has registered these notes under the Securities Act of 1933, as amended.

On April 16, 2010, the Company issued $1.5 billion in fixed-rate unsecured notes with a discount of $10.3 million, which is being amortized over the term of the related debt.  Net proceeds will be used for general corporate purposes, including the financing of the Company’s capital expenditure program.  The $1.5 billion fixed-rate senior unsecured notes were issued in two tranches, $400 million due in 2020 at an annual interest rate of 5.375% and $1.1 billion due in 2040 at an annual interest rate of 6.75%.  The Company has registered these notes under the Securities Act of 1933, as amended.  Interest on the notes will be paid semi-annually in arrears.  The notes will constitute the Company’s general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness.  Also, related to these notes the Company has deferred $8.2 million of costs associated with the issuance of this facility, which its unamortized balance is included in “Other assets” non-current in the consolidated balance sheet and is being amortized as interest expense over the life of the loans.

In connection with the transaction, on April 16, 2010, the Company entered into a base indenture with Wells Fargo Bank, National Association, as trustee, as well as a first supplemental indenture and a second supplemental indenture which provide for the issuance, and set forth the terms of, the two tranches of notes described above.  The indentures contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets.  If the Company experiences a Change of Control Triggering Event (as defined in the indentures governing the notes), the Company must offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.  A Change of Control Trigger Event also includes a rating decline, that is, if the rating of the notes, by at least one of the rating agencies shall be decreased by one or more gradations.

The Company may issue additional debt from time to time pursuant to the base indenture.

Changes in Credit Risk Rating:

On April 1, 2010, Moody’s investor service upgraded to Baa2 from Baa3 the Company’s senior unsecured ratings and the rating on its Yankee bonds.  Also on April 5, 2010, Fitch and Standard & Poor’s (“S&P”) ratings services assigned ratings of ‘BBB’ and ‘BBB-’, respectively, to the new notes issued.  At the same time, these credit rating agencies confirmed their long-term corporate credit rating of SCC (‘Baa2’, ‘BBB and ‘BBB- for Moody’s, Fitch and S&P, respectively).

On January 26, 2012, S&P raised its long-term corporate credit rating of the Company, as well as of its parent companies, Grupo Mexico and Americas Mining Company, to BBB from BBB- .  Also, S&P raised its ratings of the Company’s senior notes to ‘BBB’ from ‘BBB-’. S&P noted that this rating reflects its assessment of a satisfactory business risk profile, supported by the Company’s low cash cost structure, geographic diversity, position as the world’s sixth largest copper producer, vertical integration and long-life reserves.

Aggregate maturities of the outstanding borrowings at December 31, 2011, are as follows:

Years	Principal Due (*)
(in millions)
2012	$10.0
2013	10.0
2014	—
2015	200.0
2016	—
Thereafter	2,551.1
Total	$2,771.1

(*)Total debt maturities do not include the debt discount valuation account of $25.4 million.

At December 31, 2011 and 2010, other assets included $5.2 million and $5.3 million, respectively, held in escrow accounts as required by the Mitsui’s loan agreement.  The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2011 and 2010, the balance of capitalized debt issuance costs was $18.8 million and $19.3 million, respectively.  Amortization charged to interest expense was $0.5 million, $0.4 million and $0.5 million in 2011, 2010 and 2009, respectively

NOTE 12-BENEFIT PLANS:

Peruvian operations

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru.  It also has a post-retirement health care plan.

Peru Defined Benefit Pension Plans.

Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits”, using December 31 as a measurement date, consist of the following:

	Years ended December 31,
(in millions)	2011	2010	2009
Interest cost	$0.6	$0.6	$0.7
Expected return on plan assets	(0.7)	(0.7)	(0.6)
Amortization of net loss	0.1	0.1	0.1
Net periodic benefit cost	$—	$—	$0.2

(*)Less than $0.1 million

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12.5	$12.1
Interest cost	0.6	0.6
Benefits paid	(1.0)	(0.9)
Actuarial gain census	0.2	0.1
Actuarial gain assumption changes	1.3	0.6
Projected benefit obligation at end of year	$13.6	$12.5

Change in plan assets:
Fair value of plan assets at beginning of year	$16.6	$16.5
Actual return on plan assets	1.1	1.0
Benefits paid	(0.9)	(0.9)
Fair value of plan assets at end of year	$16.8	$16.6

Funded status at end of year:	$3.2	$4.1

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$3.2	$4.1
Current liabilities		—
Non-current liabilities	—	—
Total	$3.2	$4.1

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss net of income tax	$3.1	$2.5
Total (net of income tax of $1.7 million and $1.3 million in 2011 and 2010, respectively)	$3.1	$2.5

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, related to the defined benefit pension plan, net of income tax:

	As of December 31,
(in millions)	2011	2010
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$2.5	$2.3

Net loss/(gain)amortized during the year	(0.1)	(*	)
Net loss/(gain)occurring during the year	0.7	0.2
Net adjustment to accumulated other comprehensive income	0.6	0.2

Accumulated other comprehensive income at end of plan year	$3.1	$2.5

(*)Less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2011 and 2010, net of income tax:

	As of December 31,
(in millions)	2011	2010
Net loss / (gain)	$0.7	$0.2
Amortization of net (loss) gain	(0.1)	(*	)
Total amortization expenses	$0.6	$0.2

(*)Less than $0.1 million

The assumptions used to determine the pension obligation and seniority premiums as of year-end and the net cost in the ensuing year are:

	2011	2010	2009
Discount rate	3.95%	5.00%	5.55%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2012	1.0
2013	0.9
2014	1.0
2015	0.9
2016	0.9
2017 to 2021	4.6
Total	$9.3

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in stock and bond funds.

Plan assets are invested in a group annuity contract (the “Contract”) with Metropolitan Life Insurance Company (“MetLife”).  The Contract invests in units of the State Street Global Advisors Institutional Liquid Reserves Money Fund (the “Money Fund”), and the MetLife Broad Market Bond Fund (the “Bond Fund”) managed by BlackRock, Inc. (“BlackRock”).

The Money Fund seeks to maximize current income to the extent consistent with preservation of capital and liquidity and the maintenance of a stable $1.00 per share net asset value, by investing in U.S. Dollar-denominated money market securities.  The Bond Fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index, net of fees, over a full market cycle.  The Bond Fund invests in publicly traded, investment grade securities with a target duration within one and a half years of the Barclays Capital U.S. Aggregate Bond Index.

The investment allocation decisions within the Funds, as reported to the Company by MetLife effective December 31, 2011, were as follows:

The Money Fund invests in a broad range of money market instruments.  These include, among other things:  U.S. Government securities, including U.S. Treasury bills, notes, and bonds and securities issued or guaranteed by the U.S. Government or its agencies or instrumentalities; certificates of deposits and time deposits of U.S. and foreign banks; commercial paper and other high quality obligations of U.S. or foreign companies; asset-backed securities, including asset-backed commercial paper; and repurchase agreements.  These instruments bear fixed, variable or floating rates of interest and may be zero-coupon securities.  The Money Fund also invests in shares of other money market funds, including funds advised by the Fund’s investment adviser.  Under normal market conditions, the Money Fund intends to invest more than 25% of its total assets in bank obligations.

With respect to the Bond Fund, its interest rate/yield curve position moved from modestly short to neutral duration during the year.  The Bond Fund was modestly underweight in the front-end of the curve, while overweight in the 7-year to 10-year part of the curve.  Within Treasuries/Agencies, BlackRock is overweight to Treasuries on a duration-adjusted basis as BlackRock continues to expect heightened spread volatility and poor liquidity in the near term.  Within Mortgages, BlackRock reduced exposure to Agency mortgages on strong performance and ended the year 2% to 3% underweight versus the benchmark.  The Bond Fund has an underweight position largely concentrated in the 30-year 4% coupon, and is modestly overweight in the 30-year 4.5% coupon.  The Bond Fund moved from very overweight in 3% and 3.5% coupons to a neutral position.  The Bond Fund maintained its allocation to non-agency Residential Mortgage-Backed Securities (RMBS) with attractive loss-adjusted yields.

Within the Commercial Mortgage-Backed Securities (CMBS) sector, BlackRock maintained a small overweight position to CMBS.  The Bond Fund continues to favor an overweight to shorter average life, super-senior, seasoned bonds.  BlackRock has reduced exposure to AM grades in favor of A4 grades (super-senior) after significant spread compression between the two classes.  Within Credit, BlackRock remains underweight on Investment Grade Credit, primarily low beta industrials.  The Bond Fund is modestly reducing its U.S. Financials position back to neutral, and will look for opportunities to add European Financials.  BlackRock continues to add select industrials via the new issue market as concession levels remain relatively high.  BlackRock remains slightly overweight in utilities given attractive carry, the defensive nature of the sector, and attractive idiosyncratic opportunities.  BlackRock is underweight in Non-Corporate Credit and Taxable Municipals versus the benchmark.

Within the Asset-Backed Securities (ABS) sector, BlackRock maintains its allocation given strong front-end carry.  BlackRock continues to hold subprime autos, including subordinate classes that offer attractive spread pickup versus senior classes.  Within the remaining sub-sectors, BlackRock favors Retail Credit Cards, Federal Family Education Loan Program student loans and dollar denominated senior UK RMBS.

The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors the Company expects its assets will earn an average of 4.5% per annum assuming its long-term mix will be consistent with its current mix and an assumed discount rate of 3.95%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

Peru Post-retirement Health Care Plan—

The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

Effective October 31, 2000, the health care plan for retirees was terminated and the Company informed retirees that they would be covered by the then in effect post-retirement health care plan of Asarco, a former shareholder of the Company and a subsidiary of Grupo Mexico, which offered substantially the same benefits and required the same contributions.  Asarco is no longer managing the plan.  The Company has assumed management of the plan and is currently providing health benefits to retirees.  The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits.”

The components of net period benefit costs are as follows:

	Years ended December 31,
(in millions)	2011		2010		2009
Service cost	$—		$—		$—
Amortization of net loss / (gain)	(*	)	(*	)	(*	)
Amortization of prior service cost / (credit)	(*	)	(*	)	(*	)
Interest cost	0.1		0.1		0.1
Net periodic benefit cost	$0.1		$0.1		$0.1

(*)Less than $0.1 million

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$1.7	$2.0
Interest cost	0.1	0.1
Actuarial loss / (gain) — claims cost	—	(0.3)
Benefits paid	(0.1)	(0.2)
Actuarial (gain) loss	0.2	0.1
Benefit obligation at end of year	$1.9	$1.7

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(1.9)	$(1.7)

ASC 715 amounts recognized in statement of financial position consists of:
Non-current assets	$—	$—
Current liabilities	(0.1)	(0.1)
Non-current liabilities	(1.8)	(1.6)
Total	$(1.9)	$(1.7)

ASC 715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$0.6	$0.5
Prior service cost (credit)	(0.1)	(0.1)
Total (net of income tax)	$0.5	$0.4

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

(in millions)	2011		2010
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$0.4		$0.5

Net loss /(gain) occurring during the year	0.1		(0.1)
Net loss/gain amortized during the year	(*	)	(* )
Net adjustment to accumulated other comprehensive income	0.1		(0.1)

Accumulated other comprehensive income at end of plan year	$0.5		$0.4

(*) Less than $0.1 million

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2011 and 2010, net of income tax:

	For the year ended December 31,
(in millions)	2011		2010
Net loss (gain)	$(0.1)		$0.1
Amortization of prior service cost (credit)	(*	)	(*	)
Amortization of net losses	(*	)	(*	)
Total amortization expenses	$(0.1)		$0.1

The discount rate used in the calculation of other post-retirement benefits and cost as of December 31, 2011 and 2010 was 3.95% and 5.00%, respectively.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2012	$0.1
2013	0.1
2014	0.1
2015	0.1
2016	0.1
2017 to 2021	0.6
Total	$1.1

For measurement purposes, 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011.  The rate is assumed to decrease gradually to 4.5%.

Assumed health care cost trend rates can have a significant effect on amounts reported for health care plan.  However, because of the size of the Company plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican operations

Minera Mexico Defined Benefit Pension Plans—

Minera Mexico has established for its salaried employees a defined contribution benefit pension plan.  This plan is in addition to benefits granted by the Mexican Institute of Social Security (Instituto Mexicano del Seguro Social —“IMSS”).  Under this plan, the Company will make yearly matching contributions equaling 3% of participating employee’s base salary.  Related to this, the Company recorded a contribution expense of $1.0 million and $0.9 million in 2011 and 2010, respectively.  The defined contribution plan liability was $1.4 million and $1.8 million in 2011 and 2010, respectively.

Minera Mexico has established for its union employees a non-contributory defined benefit pension plan.  This plan is in addition to benefits granted by IMSS.

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits”, using December 31 as a measurement date, consist of the following:

	For the years ended December 31,
(in millions)	2011	2010	2009
Interest cost	$0.6	$1.6	$1.5
Service cost	0.9	2.1	1.8
Expected return on plan assets	(2.8)	(3.0)	(2.2)
Amortization of transition assets, net	(0.1)	—	(0.1)
Amortization of net actuarial loss	(1.3)	(1.0)	(0.1)
Amortization of prior services cost	—	0.2	0.2
Settlement/curtailment(*)	—	(19.0)	—
Net periodic benefit cost	$(2.7)	$(19.1)	$1.1

The change in benefit obligation and plan assets for the years 2011 and 2010 are as follows:

(in millions)	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12.7	$32.5
Service cost	0.9	2.1
Interest cost	0.6	1.6
Actuarial (loss) gain, net	(0.4)	(0.6)
Benefits paid	(0.9)	(0.9)
Settlement/curtailment (*)	—	(23.7)
Inflation adjustment	(1.3)	1.7
Projected benefit obligation at end of year	$11.6	$12.7

(*)Included in the 2010 settlement/curtailment amount is a payment of $11.9 million severance to Buenavista workers who accepted the Company’s buyout offer.

Change in plan assets:
Fair value of plan assets at beginning of year	$46.3	$38.8
Actual return on plan assets	(1.1)	6.9
Employer contribution	(0.5)	(0.6)
Benefits paid	(0.2)	(0.9)
Currency exchange rate adjustment	(5.4)	2.1
Fair value of plan assets at end of year	$39.1	$46.3

Funded status at end of year:	$27.5	$33.6

ASC 715 amounts recognized in statement of financial position consists of:
Non-current assets	$27.5	$33.6
Total	$27.5	$33.6
ASC 715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(7.0)	$(11.2)
Transition obligation (asset)	—	(0.1)
Total (net of income tax of $4.7 million and $7.6 million, respectively)	$(7.0)	$(11.3)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2011 and 2010, respectively related to Minera Mexico’s defined benefit pension plan, net of income tax:

(in millions)	2011	2010
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(11.3)	$(6.1)

Prior services cost amortized during the year	—	(0.1)
Net loss/gain amortized during the year	0.8	0.6
Net loss (gains) occurring during the year.	2.2	(2.7)
Settlement/curtailment	—	(2.8)
Currency exchange rate changes	1.3	(0.2)
Net adjustment to accumulated other comprehensive income	4.3	(5.2)

Accumulated other comprehensive income at end of plan year	$(7.0)	$(11.3)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost, net of income tax:

	For the year ended December 31,
(in millions)	2011	2010
Amortization of net losses	$0.8	$0.6
Amortization of prior services cost	—	(0.1)
Total amortization expenses	$0.8	$0.5

The assumptions used to determine the pension obligation and seniority premiums as of year-end and net cost in the ensuing year were:

	2011	2010	2009
Weighted average discount rate	7.5%	7.5%	8.0%
Expected long-term rate of return on plan asset	7.5%	7.5%	8.0%
Rate of increase in future compensation level	4.5%	4.0%	0.0%

These rates are based on Mexican pesos as pension plan payments will be paid in Mexico.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2012	$7.3
2013	0.5
2014	0.5
2015	0.5
2016	0.5
2017 to 2021	3.4
Total	$12.7

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and IXE Banco, S.A.  26% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government.  The remaining 74% is invested in common shares of Grupo Mexico.

The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820.

These plans accounted for approximately 30% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2011	2010
Asset category:
Equity securities	74%	71%
Treasury bills	26%	29%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2012 is $7.3 million, which includes $3.4 million of pending payments to former Buenavista workers.

Minera Mexico Post-retirement health care plan

Through 2007, the Buenavista unit (at that time Cananea) provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit.  In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families at a lower cost for the Company but still free of charge to the retired workers. As a result of the cost savings, the plan value and the cost of the net periodic benefits have been reduced and are included in the 2011 activity in the following tables:

The components of net periodic benefit costs are as follows:

	For the years ended December 31,
(in millions)	2011	2010	2009
Interest cost	$3.2	$4.3	$4.3
Service cost	—	0.4	0.4
Amortization of net loss (gain)	—	0.1	0.5
Amortization of transition obligation	1.3	1.5	1.5
Amortization of prior service cost	(10.0)	—	—

Net periodic post-retirement benefit costs	$(5.5)	$6.3	$6.7

The change in benefit obligation and a reconciliation of funded status are as follows:

(in millions)	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$49.7	$53.0
Service cost	—	0.4
Interest cost	3.2	4.3
Amendments	(24.2)
Actuarial (loss) gain, net	(3.3)	(11.1)
Benefits paid	(1.3)	—
Currency exchange rate adjustment	(5.7)	3.1
Projected benefit obligation at end of year	$18.4	$49.7

Funded status	(18.4)	(49.7)

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current liabilities	(18.4)	(49.7)
Total	$(18.4)	$(49.7)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(4.0)	$(2.3)
Prior service cost (credit)	—	—
Transition obligation (asset)	—	10.5
Total (net of income tax of $(2.7) million and $5.5 million, respectively)	$(4.0)	$8.2

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2011 and 2010, respectively, related to the Minera Mexico’s post retirement health care plan, net of income tax:

(in millions)	2011	2010
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$8.2	$15.5
Amortization of net loss (gain)	—	(0.1)
Amortization of transition obligation	(0.8)	(0.9)
Amortization of prior service cost (credit)	6.0	—
Prior services cost (credit)	(14.5)	—
Net loss / (gain) occurring during the year.	(2.0)	(6.7)
Currency exchange rate changes	(0.9)	0.4
Net adjustment to accumulated other comprehensive income	(12.2)	(7.3)

Accumulated other comprehensive income at end of plan year	$(4.0)	$8.2

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost, net of income tax:

	For the year ended December 31,
(in millions)	2011	2010
Amortization of transation obligation	$0.8	$0.9
Amortization of prior service cost (credit)	(6.0)	—
Amortization of net losses	—	0.1
Total amortization expenses	$(5.2)	$1.0

Discount rate used in the calculation of other post-retirement benefits and costs as of December 31, 2011 and 2010 were 7.5%.

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2012	$1.4
2013	1.5
2014	1.6
2015	1.7
2016	1.8
2017 to 2021	13.0
Total	$21.0

For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.5	$1.2
Effect on the post-retirement benefit obligation	$20.2	$16.8

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

Environmental capital expenditures in years 2011, 2010 and 2009, were as follows (in millions):

	2011	2010	2009
Peruvian operations	$2.4	$6.4	$2.4
Mexican operations	11.5	10.2	25.1
Total	$13.9	$16.6	$27.5

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

Peruvian law requires that companies in the mining industry provide for future closure and remediation.  In accordance with the requirements of this law the Company’s closure plans were approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 10, “Asset retirement obligation,” for further discussion of this matter.

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

In addition, on August 30, 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were published in the Official Gazette and will be effective on February 29, 2012.  These amendments establish three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived.  The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

On December 5, 2011, the Senate Chamber approved the Environmental Liability Federal Law which establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations) and criminal responsibilities. Also economic fines could be established. This initiative has been turned to lower chamber for discussion and voting.  The law will be in force once approved by the lower chamber and signed by the President.

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company has initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $22.5 million through December 31, 2011.  The program is expected to be completed by the end of 2013. The Company expects to remediate the site and promote an urban development to generate a net gain on the disposal of the property.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other laws and regulations.

The Company also believes that continued compliance with environmental laws of Mexico and Peru will not have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects and will not result in material capital expenditures.

Litigation matters:

Peruvian operations

Garcia Ataucuri and Others against SCC’s Peruvian Branch:

In April 1996, the Branch was served with a complaint filed in Peru by Mr. Garcia Ataucuri and approximately 900 former employees seeking the delivery of a substantial number of its “labor shares” (acciones laborales) plus dividends on such shares, to be issued to each former employee in proportion to their time of employment with SCC’s Peruvian Branch.

The labor share litigation is based on claims of former employees for ownership of a portion of labor shares that the plaintiffs’ state that the Branch did not issue during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises.  This participation was distributed 40% in cash and 60% in an equity interest of the enterprise.  In 1978 the equity portion, which was originally delivered to the mining industry organization, was set at 5.5% of pre-tax profits and was delivered mainly in the form of “labor shares” to individual workers.  The cash portion was set at 4.0% of pre-tax earnings and continued to be delivered to individual employees also in proportion to their time of employment at the Branch.  In 1992 the workers’ participation was set at 8%, with 100% payable in cash and the equity participation was eliminated from the law.

In relation to the issuance of “labor shares” by the Branch in Peru, the Branch is a defendant in the following lawsuits:

1)             Mr. Garcia Ataucuri seeks delivery, to himself and each of the approximately 900 former employees of the Peruvian Branch, of the 3,876,380,679.65 old soles or 38,763,806.80 “labor shares” (acciones laborales~~)~~, as required by Decree Law 22333 (a former profit sharing law), to be issued proportionally to each former employee in accordance with the time of employment of such employee with SCC’s Branch in Peru, plus dividends on such shares.  The 38,763,806.80 labor shares sought in the complaint, with a face value of 100.00 old soles each, represent 100% of the labor shares issued by the Branch during the 1970s until 1979 for all of its employees during that period.  The plaintiffs do not represent 100% of SCC’s eligible employees during that period.

It should be noted that the lawsuit refers to a prior Peruvian currency called “sol de oro” or old soles, which was later change to the “inti”, and then into todays “nuevo sol”.  One billion of old soles are equivalent to today’s one nuevo sol.

After lengthy proceedings before the civil courts in Peru on September 19, 2001, on appeal from the Branch (the 2000 appeal), the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court.

In October 2007, in a separate proceeding initiated by the plaintiffs, the Peruvian Constitutional Court nullified the September 19, 2001 Peruvian Supreme Court decision and ordered the Supreme Court to decide again on the merits of the case accepting or denying the Branch’s 2000 appeal.

In May 2009, the Supreme Court rejected the 2000 appeal of the Branch affirming the adverse decision of the appellate civil court and lower civil court.  While the Supreme Court has ordered SCC’s Peruvian Branch to deliver the labor shares and dividends, it has clearly stated that SCC’s Peruvian Branch may prove, by all legal means, its assertion that the labor shares and dividends were distributed to the former employees in accordance with the profit sharing law then in effect, an assertion which SCC’s Peruvian Branch continues to make.  None of the resolutions state the manner by which SPCC must comply with the delivery of such labor shares or make a liquidation of the amount to be paid for past dividends and interest.

On June 9, 2009, SCC’s Peruvian Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and in a separate proceeding a request for a precautionary measure.  The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons.  In February 2012, the Branch was notified that the civil court had reversed its decision regarding the nullity.  The precautionary measure is still in effect.  The Peruvian Branch has appealed the unfavorable decision before the superior court.  In view of this, and the recent civil court decision, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)             In addition there are filed against SCC’s Branch the following lawsuits which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Arenas Rodriguez and others, represented by Mr. Cornejo Flores, v. SCC’s Peruvian Branch (filed January 2009); Eduardo Chujutalli v. SCC’s Peruvian Branch (filed May 2011); Edgardo García Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Silvestre Macedo Condori v. SCC’s Peruvian Branch (filed June 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011) and Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011).  SCC’s Branch has answered the complaints and denied the validity of the claims.

SCC’s Peruvian Branch asserts that the labor shares were distributed to the former employees in accordance with the profit sharing law then in effect.  The Peruvian Branch has not made a provision for these lawsuits because it believes that it has meritorious defenses to the claims asserted in the complaints.  Additionally the amount of this contingency cannot be reasonably estimated by management at this time.

Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At December 31, 2011, resolution of the appeal was pending.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (“SMRL Virgen Maria”):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet). On October, 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At December 31, 2011, resolution of the appeal was pending.

Omar Nunez Melgar:

In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and the MINEM challenging the denial of Mr. Nunez’s concession request that conflicted with SCC’s Branch’s Virgen Maria concession, which forms part of the Tia Maria concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of December 31, 2011, this case remains open with no further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010, three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo Mexico, AMC and SCC.  The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On April 13, 2010, the Company filed a motion to dismiss the plaintiffs’ complaint.  On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction.  On April 5, 2011, the plaintiffs filed a notice of appeal in this case.  At December 31, 2011, resolution of the appeal was pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 61% of the 4,159 Company’s Peruvian workers were unionized at December 31, 2011, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers. In September 2010, the Company reached a collective bargaining agreement with these three unions which will expire on August 31, 2012.  This agreement includes, among other things, a 5% annual salary increase and a signing bonus of approximately $6,700 for each of the workers (approximately 2,000).  In addition, this agreement provides a productivity bonus program for the departments that reach certain goals.

In addition, there are five smaller unions, representing the balance of the workers.  Collective bargaining agreements with these unions will expire in November 2012.  The Company expects that negotiations with the eight unions will likely continue throughout the first quarter of 2013.

There were no strikes during 2011 and 2010.

Mexican operations

Approximately 75% of the Company’s 7,975 Mexican workers were unionized at December 31, 2011, represented by three separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

In recent years the Buenavista mine experienced several labor stoppages.  The latest labor stoppage started in July 2007 and finished in June 2010.  The Company began the rehabilitation of the Buenavista mine during the second half of 2010 and is now operating the facility at full capacity.  In 2011, the Company completed all repairs to the Buenavista mine at a total cost of $212.8 million, of this $131.7 million were capitalized and $81.1 million were charged to operating cost.

On June 6, 2011, the Confederation of Mexican Workers (“CTM”) was awarded the collective bargaining agreement of the Buenavista del Cobre’s union by the Federal Board of Conciliation and Arbitration.  CTM now represents around 780 workers of this mine.

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court establish the Company’s responsibility for the strike and that it define the termination payment for each unionized worker.  The court denied the petition alleging that according to Federal labor law, the union was the legitimate party to file the petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition of the Company.  In July 2011, the union appealed the favorable court decision before the Supreme Court.  At December 31, 2011, resolution of the appeal was pending.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and to take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court again issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. On January 25, 2012, the mining union appealed the resolution before the federal court. The resolution of the appeal is expected to be issued within the next months.

Other legal matters:

Class actions:

Lemon Bay, LLP v. Americas Mining Corporation (“AMC”), et al.:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”), which was completed effective April 1, 2005.  On January 31, 2005, the three actions - Lemon Bay, LLP v. AMC, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N — were consolidated into one action, captioned.  In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. Civil Action No. 961-N; the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit.  The consolidated action purports to be brought on behalf of the Company and its common stockholders; the defendants in the consolidated action are AMC, German Larrea Mota-Velasco, Genaro Larrea Mota-Velasco, Oscar Gonzalez Rocha, Emilio Carrillo Gamboa, Jaime Fernando Collazo Gonzalez, Xavier Garcia de Quevedo Topete, Armando Ortega Gomez and Juan Rebolledo Gout (together, the “AMC Defendants”), Carlos Ruiz Sacristan, Harold S. Handelsman, Gilberto Perezalonso Cifuentes, and Luis Miguel Palomino Bonilla (together, the “Special Committee Defendants”).  The consolidated complaint alleges, among other things, that the Transaction was the result of breaches of fiduciary duties by the Company’s directors and was not entirely fair to the Company and its minority stockholders.  On December 21, 2010, the Court dismissed the Special Committee Defendants from the action.

On October 14, 2011, the Court issued an opinion on this action finding that SCC had paid AMC too much stock consideration in the Transaction.  The Court issued a revised final order and judgment on December 29, 2011.  The Court decided that the AMC Defendants were jointly and severally liable for damages in the amount of $1,347 million plus $684.6 million of pre-judgment interest.  Post-judgment interest continues to accrue from October 15, 2011.  The Court decided that the award is payable by AMC with cash, or with the return of a number of shares of SCC equal in value to award, or by SCC cancelling an equivalent number of shares owned by AMC, or by any combination thereof, so long as the total is equivalent to the amount of the judgment plus accrued post-judgment interest.  The Court also awarded attorneys’ fees and expenses in the amount of $304.7 million, or 15% of the judgment, plus post-judgment interest, payable by SCC out of the award and not from existing SCC’s cash.

On January 20, 2012, the AMC defendants appealed the Court’s decisions. On the same date, SCC appealed the Court’s decision related to the award of attorneys’ fees and expenses.

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

The Firefighters’ plaintiffs also moved for leave to file an amended complaint to add or supplement factual allegations concerning the summary judgment ruling in the Lemon Bay action described above.  On April 1, 2011, the plaintiffs’ motion was granted.  The defendants believe that these lawsuits are without merit and are defending against the actions.

On October 28, 2011, AMC announced that it had withdrawn the proposed transaction to combine AMC and Southern Copper.

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material effect on its financial position or results of operations.  Additionally, the Company does not believe that the outcome of the purported class action derivative lawsuits would have a material adverse effect on its financial position or results of operations.  While the defendants, including Grupo Mexico and its affiliates, believe that the claims in the purported class action derivative lawsuits are without merit, the Company cannot assure you that these or future claims, if successful, will not have an adverse effect on Grupo Mexico, AMC or the Company.

Other Contingencies:

Mining royalty charge

The Company’s Peruvian operations have been subject to a 1% to 3% mining royalty charge based on sales and calculated on the value of the concentrates and SXEW copper produced at the Toquepala and Cuajone mines.  The Company made provisions for this charge in 2011, 2010 and 2009 of $52.5 million, $65.5 million and $43.7 million, respectively.

In September 2011, the Peruvian Congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12%, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%.  In the last quarter of 2011, we made provisions of $19.3 million for this charge.

These provisions are included in “Cost of sales (exclusive of depreciation, amortization and depletion)” in the condensed consolidated statement of earnings.

Tia Maria:

Tia Maria, a Peruvian investment project of over $1.0 billion, was suspended by governmental action in April 2011 in light of protests and disruptions carried out by a small group of activists who alleged, among other things, that the project would result in severe environmental contamination and the diversion of agricultural water resources.  While the Company continues high level negotiations with the Peruvian government, the Company has begun the preparation of a new EIA study.

For this purpose, the Company proposes to stop the appeal process of the original EIA submitted to the MINEM in 2011 and to expedite the preparation of the new EIA that will address the issues and questions raised during the previous EIA approval process and provide the required technical answers.

The Company considers that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project.

The Company is confident that this initiative will have a positive effect on its stakeholders and will allow the Company to obtain the approval for the development of the 120,000 ton annual production copper project.  As a consequence, the project start-up is now rescheduled to 2015.  While the new EIA is in process, some of the equipment purchased for Tia Maria is being assigned to our operations at Toquepala, Cuajone and Buenavista.

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

However, in view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists.  Total spending on the project, through December 31, 2011, is $434.1 million.  As the project is currently suspended, some of the equipment is being used at the Company’s mining operations at Toquepala and Cuajone.  Should the Tia Maria project not be restarted, the Company is confident that the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company.  While the Company may incur additional costs due to the delay, it believes that an impairment loss, if any, will not be material.

Other commitments:

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement was also completed under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, commencing in 1997.

The Company signed in 2009 a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that the Company believes better reflect current economic conditions in the power industry and in Peru.  The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  During 2010 and 2011, the Company continued its negotiation with Enersur. However, due to the delay at the Tia Maria project the final agreement was put on hold, see caption “Tia Maria” above.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 8, “Income taxes”).

NOTE 15-STOCKHOLDERS’ EQUITY

Appropriated Retained Earnings:

As of December 31, 2011, the Company management set aside $2.0 billion of unremitted earnings of its Mexican subsidiary, Minera Mexico, as appropriated retained earnings.  It is the Company’s intention to indefinitely invest these funds in Mexico.  These amounts are earmarked for the Company’s Mexican expansion program.  See also Note 8 “Income taxes” of these financial statements.

Treasury Stock:

Activity in treasury stock in the years 2011 and 2010 was as follows (in millions):

	2011	2010
Southern Copper common shares
Balance as of January 1,	$461.0	$460.7
Purchase of shares	273.6	0.5
Used for corporate purposes	(0.5)	(0.2)
Balance as of December 31,	734.1	461.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	161.7	142.7
Other activity, including dividend, interest and currency translation effect	2.0	19.0
Balance as of December 31,	163.7	161.7

Treasury stock balance as of December 31,	$897.8	$622.7

SCC shares of common stock in treasury:

At December 31, 2011 and 2010, treasury stock holds 43,616,086 shares and 34,596,086 shares of SCC’s common stock, respectively with a cost of $734.1 million and $461.0 million, respectively.  The shares of SCC’s common stock held in treasury are used for general corporate purposes.

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program.  On July 28, 2011, the Board of Directors approved an increase of the SCC share repurchase program from $500 million to $1.0 billion.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $30.18(1)	millions)
2008:
08/11/08	12/31/08	28,510,150	13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/01/11	05/31/11	14,400	37.06	33,452,150		0.5
06/01/11	06/30/11	4,567,520	32.30	38,019,670		147.5
08/03/11	08/22/11	2,762,811	29.63	40,782,481		81.9
09/22/11	09/30/11	1,069,669	26.59	41,852,150		28.4
10/03/11	10/21/11	620,000	24.73	42,472,150		15.3
		9,034,400	30.29			273.7
Total purchased		42,472,150	17.20		8,922,746	$730.7

(2)          NYSE price at December 31, 2011

As a result of the repurchase of shares of SCC’s common stock and purchases by AMC of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 80% as of December 31,2010 and increased to 80.9% at December 31, 2011.

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

The activity of this plan for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(256,800)	(241,200)
Granted in the period	(14,400)	(15,600)
Total shares granted at December 31,	(271,200)	(256,800)

Remaining shares reserved	328,800	343,200

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

For each of the years ended December 31, 2011, 2010 and 2009, the stock based compensation expense under the Employee Stock Purchase Plan was $2.1 million.  As of December 31, 2011, there was $6.4 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining three year period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the years ended December 31, 2011 and 2010:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2010	11,556,625	$1.16
Granted	—	—
Exercised	—	—
Forfeited	(635,932)	1.16
Outstanding shares at December 31, 2010	10,920,693	$1.16

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(3,402,855)	1.16
Forfeited	(247,497)	1.16
Outstanding shares at December 31, 2011	7,270,341	$1.16

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

At December 31, 2011, there was $3.8 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining seven year period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the year ended December 31, 2011:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	51,923	2.05
Exercised	—	—
Forfeited	(146,678)	2.05
Outstanding shares at December 31, 2011	3,807,146	$2.05

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

NOTE 16-DERIVATIVE INSTRUMENTS:

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

Copper hedges:

In 2011 and 2010, the Company entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect its sales value as shown below. These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the consolidated statement of earnings and included in operating activities on the consolidated statement of cash flows.  The Company did not hold any copper derivatives in 2009.

The following table summarized the copper derivative activity related to copper sales transactions realized in 2011 and 2010:

	2011	2010
Zero cost collar contracts:
Pounds (in millions)	423.3	—
Average LME cap price	$3.63	—
Average LME floor price	$2.27	—

Swap contracts:
Pounds (in millions)	390.8	276.7
Weighted average COMEX price	$3.46	$3.79

Realized gain (loss) on copper derivatives	$13.5	$(41.9)

In addition, the Company has a hedge program to protect the sales value of a portion of its copper production for the first quarter of 2012.  The hedge instruments are based on LME copper prices.  The Company performed statistical analysis on the difference between the average monthly copper price on the LME and the COMEX exchanges and determined that the correlation coefficient is greater than 0.999.  Based on this analysis the Company considers that the LME underlying price matches its sales priced at COMEX prices.  These cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.  The Company performs periodic quantitative assessments to confirm that the relationship was highly effective and that the ineffectiveness was de minimis.

At the end of 2011 the Company held copper derivative contracts to protect a portion of its copper sales for the first quarter of 2012, as follows:

1st Quarter 2012
Zero cost collar contracts:
Pounds (in millions)	46.3
Average LME cap price	$5.18
Average LME floor price	$3.50
Estimated % of copper sales covered	13.6%
Unrealized gain recognized in other comprehensive income (net of income taxes of $3.5 million) (in millions)	$5.4

Transactions under these metal price protection programs are accounted for as cash flow hedges under ASC 815-30 “Derivatives and Hedging-Cash Flow Hedges” as they meet the requirements for this treatment and are adjusted to fair market value based on the metal prices as of the last day of the respective reporting period with the gain or loss recorded in other comprehensive income until settlement, at which time the gain or loss is reclassified to net sales in the consolidated statements of earnings.

The Company expects to reclassify into earnings during the first quarter of 2012 the unrealized gain included in accumulated other comprehensive loss of approximately $5.4 million (net of income taxes) at the time the underlying hedged transactions are realized.  However, changes in copper prices in that period could increase or decrease the amount of the gain to be reclassified into earnings.

Please see additional disclosure about fair value on Note 17-”Financial instruments” below.

Gas swaps:

In 2009, the Company entered into gas swap contracts to protect the cost of its gas consumption for 306,000 MMBTUs at a fixed price of $3.6350. No gain or loss was realized on the contracts.  During 2011 and 2010, and at December 31, 2011, the Company did not hold any gas swap contracts.

Exchange rate derivatives, U.S. dollar/Mexican peso contracts:

The Company occasionally entered into zero-cost derivative contracts with the purpose of protecting, within a range, against an appreciation of the Mexican peso to the U.S. dollar.  Related to the exchange rate derivative contracts the Company recorded a gain of $4.2 million in 2009, which was recorded as gain (loss) on derivative instruments in the consolidated statements of earnings.  During 2011 and 2010, and at December 31, 2011, the Company did not hold any exchange rate derivative contracts.

NOTE 17-FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2011 (in millions):

	Balance at December 31, 2011
	Carrying Value	Fair Value
Liabilities:
Long-term debt	$2,745.7	$2,974.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2011 and 2010, as follows (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$514.6	$514.6
- Available-for-sale debt securities:
Corporate bonds	0.5		$0.5
Mortgage backed securities	6.8		6.8

Accounts receivable:
- Derivatives — classified as cash flow hedges:
Zero cost collar	8.9		8.9
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	221.5	221.5
Molybdenum	138.1	138.1	—	—
Total	$890.4	$874.2	$16.2	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$66.9	$66.9
- Available-for-sale debt securities:
Foreign bonds				—
Corporate bonds	0.4		$0.4	—
Asset backed obligations	0.3		0.3	—
Mortgage backed securities	8.6		7.4	$1.2

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	60.7	60.7
Molybdenum	149.7	149.7

Liabilities:
Other current liabilities:
Liability derivatives - Classified as cash flow hedges:
Swap	(124.4)		(124.4)
Zero cost collar	(72.6)	—	(72.6)
Total	$89.6	$277.3	$(188.9)	$1.2

The Company’s short-term trading securities investments are classified as Level 1 because they are valued using quoted prices of the same securities.

The Company’s short-term available-for-sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.  The Company classifies investments within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation. Investments classified within Level 3 as of December 31, 2010, include mortgage-backed securities.  These investments are valued by the fund’s management advisor taking into consideration different factors and methodologies considered appropriate in the circumstance.  Factors can include the following or a combination of the following observed transactions, broker quotes, cash flow analysis, vendor prices and other factors, as appropriate.

Derivatives are valued using financial models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates and a set of probabilities.  The Company generally classifies these instruments within Level 2 of the valuation hierarchy.  Such derivatives at December 31, 2011 and December 31, 2010, include copper swaps and zero cost collars.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities), for the years ended on December 31, 2011 and 2010 (in millions).

	12 months ended December 31, 2011
	Available-for-sale debt securities:
	Corporate bonds	Mortgage backed securities	Total

Balance as of January 1,	$—	$1.2	$1.2
Unrealized gain (loss)
Purchases, sales, issuance and settlements (net)
Transfers in/out of Level 3	—	(1.2)	(1.2)
Balance as of December 31,	$—	$—	$—

	12 months ended December 31, 2010
	Available-for-sale debt securities:
	Corporate bonds	Mortgage backed securities	Total

Balance as of January 1,	$1.7	$1.4	$3.1
Unrealized gain (loss)
Purchases, sales, issuance and settlements (net)	(1.3)	—	(1.3)
Transfers in/out of Level 3	(0.4)	(0.2)	(0.6)
Balance as of December 31,	$—	$1.2	$1.2

The total amount of unrealized gain (loss) for the period was included in other income (expense) in the consolidated statement of earnings for December 31, 2011 and 2010, respectively.

NOTE 18-CONCENTRATION OF RISK:

The Company operates four open-pit copper mines, five underground poly-metallic mines, two smelters and eight refineries in Peru and Mexico and substantially all of its assets are located in these countries.  There can be no assurances that the Company’s operations and assets that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments.  Much of the Company’s products are exported from Peru and Mexico to customers principally in the United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable.

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2011, SCC had invested its cash and cash equivalents as follows:

Country	% of total cash (1)	% invested in one institution
United States	86.9%	25.2%
Peru	9.1%	84.3%
Mexico	4.0%	96.1%

(1)          97.7% of the Company’s cash is in US dollars.

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2011	2010	2009

Accounts receivable trade as of December 31,
Five largest customers	35.9%	49.1%	37.4%
Largest customer	10.8%	16.3%	11.2%

Total sales in year
Five largest customers	28.7%	29.6%	35.1%
Largest customer	7.3%	9.9%	8.5%

NOTE 19-RELATED PARTY TRANSACTIONS:

Receivable and payable balances with related parties are shown below (in millions):

	As of December 31,
	2011	2010

Affiliate receivable:
Grupo Mexico, S.A.B de C.V. and affiliates	$0.7	$32.7
Asarco LLC	0.2	—
Compania Perforadora Mexico S.A.P.I. de C.V.	0.1	—
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.0	—
	$2.0	$32.7
Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$2.0	$2.3
Higher Technology S.A.C.	0.1	0.1
Breaker, S.A. de C.V	0.2	0.3
Pigoba, S.A. de C.V	—	0.1
Consorcio Tricobre	—	0.5
Exploraciones Mineras del Peru S.A.C.	0.3	—
Mexico transportes aereos S.A. de C.V. (“Mextransport”)	0.5	0.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	0.9
Ferrocarril Mexicano S.A. de C.V.	1.3	0.1
	$4.4	$4.7

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

Purchase activity:

The following table summarizes the purchase activity with related parties in 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Grupo Mexico and affiliates:
Grupo Mexico S.A B. de C.V	$13.9	$10.9	$13.8
Ferrocarril Mexicano, S.A de C.V.	11.6	3.5	6.0
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	32.4	29.0	15.1
Compania Perforadora Mexico S.A.P.I. de C.V.	1.8	0.2	—
Consorcio Tricobre	0.5	5.3	—
Consorcio CESEL — CONSUTEC	3.3	—	—
Exploraciones Mineras del Peru S.A.C.	2.0	—	—
Asarco LLC	23.4	6.6	—

Other Larrea family companies:
Mexico Compania de Productos Automotrices, S.A. de C.V.	0.2	2.3	0.3
Mextransport	2.8	3.0	1.9
Cadena Mexicana de Exhibicion S.A. de C.V.	—	0.2	0.3

Companies with relationships to SCC executive officers’ families:
Higher Technology S.A.C.	1.9	2.8	5.4
Servicios y Fabricaciones Mecanicas S.A.C.	0.6	0.2	0.3
Sempertrans France Belting Technology	0.2	0.4	0.6
PIGOBA, S.A. de C.V.	0.2	0.6	0.1
Breaker, S.A. de C.V.	5.3	1.5	0.9
Total purchased	$100.1	$66.5	$44.7

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

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. The three companies are subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased from Asarco, a subsidiary of Grupo Mexico, scrap and other residual copper mineral.  Also, in the second quarter of 2010 the Company recovered from Asarco $7.7 million related to a previously written-off net accounts receivable position.  This recovery was recorded in the consolidated statement of earnings as follows: $5.0 million in cost of sales, $1.6 million in other income and $1.1 million as interest income.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre and Consorcio CESEL-CONSUTEC.  Both are Peruvian companies in which Servicios de Ingenieria Consultec, S.A. de C. V., a subsidiary of Grupo Mexico, had a 42.7% and 50% participation, respectively.  These companies are currently in liquidation.

In 2011, the Company’s Peruvian operations paid fees for engineering and consulting services provided by Exploraciones Mineras del Peru S.A.C.,  a Peruvian company in which Grupo Mexico Servicios de Ingenieria, S.A. de C.V and Mexico Proyectos y Desarrollos S.A. de C. V. have a 99.97% and 0.03% participation, respectively. Both companies are subsidiaries of Grupo Mexico.

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

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by MexTransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  One of these loans has been repaid and the remaining loan requires semi-annual repayments.  Conditions and balance as of December 31, 2011 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at December 31, 2011 (in millions)	$2.6

MexTransport provides aviation services to the Company’s Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.  If MexTransport defaults on the loan, SCC’s subsidiaries would have to satisfy the guaranty and repay to the bank the remaining balance plus interest.  The Company pays fees to MexTransport for aviation services.

In 2010 and 2009, the Company purchased publicity services from Cadena Mexicana de Exhibicion S.A. de C.V., a subsidiary of Grupo Cinemex, a company controlled by the Larrea family.

The Company purchased industrial materials from Higher Technology S.A.C., and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

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

Sales activity:

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates, and to Perforadora Mexico S.A.P.I de C.V., both subsidiaries of Grupo Mexico.

The following table summarizes the sales and other revenue activity with related parties in 2011 and 2010. There were no sales activities in 2009 (in millions):

	2011	2010
Asarco	$68.8	$43.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.5	0.5
Perforadora Mexico S.A. de C.V.	0.2	0.2
Total	$69.5	$44.2

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

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$3,212.1	$420.1	$3,186.5	$—	$6,818.7
Intersegment sales	—	126.1	—	(126.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,115.8	309.3	1,441.0	(102.9)	2,763.2
Selling, general and administrative	34.1	14.7	50.8	4.9	104.5
Depreciation, amortization and depletion	133.6	24.5	140.6	(10.6)	288.1
Exploration	3.5	22.0	12.0	—	37.5
Operating income	$1,925.1	$175.7	$1,542.1	$(17.5)	3,625.4
Less:
Interest, net					(172.8)
Other income (expense)					(4.0)
Income taxes					(1,104.3)
Net income					2,344.3
Income attributable to the non-controlling interest					(7.9)
Income attributable to SCC					$2,336.4

Capital expenditures	$358.3	$48.9	$205.7	$—	$612.9
Property, net	$1,817.2	$320.1	$2,225.9	$56.7	$4,419.9
Total assets	$3,471.6	$743.4	$3,164.0	$683.7	$8,062.7

	Year Ended December 31, 2010
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,618.7	$366.7	$3,125.9	$38.2	$5,149.5
Intersegment sales	29.8	146.0	—	(175.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	751.7	307.4	1,206.2	(136.3)	2,129.0
Selling, general and administrative	31.5	13.4	52.4	3.0	100.3
Depreciation, amortization and depletion	122.1	22.7	134.0	2.9	281.7
Exploration	5.2	15.5	13.6	—	34.3
Operating income	$738.0	$153.7	$1,719.7	$(7.2)	2,604.2
Less:
Interest, net					(152.7)
Other income (expense)					(20.7)
Income taxes					(868.1)
Net income					1,562.7
Income attributable to the non-controlling interest					(8.7)
Income attributable to SCC					$1,554.0

Capital expenditures	$109.8	$29.8	$264.2	$4.9	$408.7
Property, net	$1,583.5	$296.3	$2,164.7	$50.5	$4,095.0
Total assets	$2,510.4	$747.7	$3,430.9	$1,439.0	$8,128.0

	Year Ended December 31, 2009
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,037.0	$420.2	$2,223.5	$53.6	$3,734.3
Intersegment sales	39.7	140.0	—	(179.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	594.7	378.7	1,019.7	(127.3)	1,865.8
Selling, general and administrative	28.4	12.3	44.4	0.1	85.2
Depreciation, amortization and depletion	120.5	24.4	127.5	1.2	273.6
Exploration	2.1	7.9	14.6	—	24.6
Operating income	$331.0	$136.9	$1,017.3	$(0.1)	1,485.1

Less:
Interest, net					(90.9)
Gain (Loss) on derivative instruments					4.2
Other income (expense)					6.1
Income taxes					(469.9)
Net income					934.6
Income attributable to the non-controlling interest					(5.2)
Income attributable to SCC					$929.4

Capital expenditures	$79.4	$27.8	$284.4	$23.2	$414.8
Property, net	$1,615.8	$278.4	$2,026.3	$49.1	$3,969.6
Total assets	$2,346.5	$664.6	$2,896.9	$150.2	$6,058.2

SALES VALUE PER SEGMENT:

	Year Ended December 31, 2011
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,509.6	$57.2	$2,720.0	$(57.3)	$5,229.5
Molybdenum	310.8	—	233.3	—	544.1
Silver	248.1	184.2	121.2	(61.1)	492.4
Zinc	—	209.8	—	—	209.8
Other	143.6	95.0	112.0	(7.7)	342.9
Total	$3,212.1	$546.2	$3,186.5	$(126.1)	$6,818.7

	Year Ended December 31, 2010
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated

Copper	$1,088.7	$68.9	$2,649.7	$(61.5)	$3,745.8
Molybdenum	361.3	—	322.1	—	683.4
Silver	142.5	140.4	86.6	(61.8)	307.7
Zinc	—	211.7	—	0.8	212.5
Other	56.0	91.7	67.5	(15.1)	200.1
Total	$1,648.5	$512.7	$3,125.9	$(137.6)	$5,149.5

	Year Ended December 31, 2009
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated

Copper	$698.0	$78.1	$1,888.7	$(25.9)	$2,638.9
Molybdenum	234.5	—	202.2	—	436.7
Silver	96.6	194.7	59.6	(75.5)	275.4
Zinc	—	175.5	—	1.1	176.6
Other	47.6	111.9	73.0	(25.8)	206.7
Total	$1,076.7	$560.2	$2,223.5	$(126.1)	$3,734.3

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Years Ended December 31,
(in millions)	2011	2010	2009
United States	$2,103.7	$1,281.3	$1,025.4
Europe	1,292.1	1,066.6	887.0
Mexico	1,269.3	872.4	858.2
Peru	261.7	315.8	112.6
Brasil	598.5	446.6	258.4
Chile	515.8	503.0	183.2
Latin America, other	101.2	167.2	95.3
Asia	662.9	538.5	314.2
Derivative instruments	13.5	(41.9)	—
Total	$6,818.7	$5,149.5	$3,734.3

PROVISIONAL SALES PRICE:

At December 31, 2011, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2011:

Pounds of copper	Priced at	Month of settlement
(millions)
52.5	3.44	January 2012
11.8	3.45	February 2012
64.3

Pounds of molybdenum	Market price	Month of settlement
(millions)
4.4	13.35	January 2012
3.2	13.35	February 2012
2.7	13.35	March 2012
10.3	13.35	Total

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	As of December 31,
	2011	2010
Copper	$1.4	$4.8
Molybdenum	(3.4)	7.3
Total	$(2.0)	$12.1

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

Under the terms of a sales contract with Molibdenos y Metales, S.A., SPCC Peru Branch is required to supply 23,300 tons of molybdenum concentrates from 2012 through 2014.  This contract may be extended for one more calendar year during each October to maintain a three year period unless either party decides to terminate the agreement.  The sale price of the molybdenum concentrates is based on the monthly average of the high and low Metals Week Dealer Oxide quotation.  The roasting charge deduction is agreed based on international market terms.

Under the terms of a sales contract with Molymex, S.A. de C.V., Minera Mexico is required to supply at least the 85% of its molybdenum concentrates production from 2012 through 2015.  The sale price of the molybdenum concentrate is based on the monthly average of the high and low Metals Week Dealer Oxide quotation.  The roasting charge deduction is negotiated based on international market terms.

NOTE 21-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2011
	1st	2nd	3rd	4th	Year
Net sales	$1,602.0	$1,801.5	$1,745.9	$1,669.3	$6,818.7
Gross profit	$794.5	$1,032.6	$996.2	$944.1	$3,767.4
Operating income	$762.7	$998.7	$962.1	$901.9	$3,625.4
Net income	$480.1	$660.1	$665.1	$539.0	$2,344.3
Net income attributable to SCC	$478.4	$658.0	$663.1	$536.9	$2,336.4
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.56	$0.77	$0.79	$0.64	$2.76
Dividend per share	$0.58	$0.56	$0.62	$0.70	$2.46

	2010
	1st	2nd	3rd	4th	Year
Net sales	$1,219.4	$1,173.2	$1,257.9	$1,499.0	$5,149.5
Gross profit	$641.6	$575.2	$635.8	$886.3	$2,738.9
Operating income	$608.8	$540.4	$602.9	$852.1	$2,604.2
Net income	$385.2	$315.3	$367.2	$495.0	$1,562.7
Net income attributable to SCC	$383.2	$313.4	$365.2	$492.2	$1,554.0
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.45	$0.37	$0.43	$0.58	$1.83
Dividend per share	$0.43	$0.45	$0.37	$0.43	$1.68

NOTE 22—SUBSEQUENT EVENTS

DIVIDENDS:

On January 26, 2012, the Board of Directors authorized a cash dividend of $0.19 per share of common stock and a stock dividend of 0.0107 shares of common stock per share of SCC common stock.  The stock dividend will be paid with shares of common stock held in treasury by SCC and shares held in treasury on the record date will not be entitled to either the cash or stock dividend.  The cash and stock dividends are payable on February 28, 2012, to shareholders of record at the close of business on February 15, 2012.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 26, 2012, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 9th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

TRANSFER AGENT, REGISTRAR AND STOCKHOLDERS’ SERVICES

Computershare

480 Washington Boulevard

Jersey City, NJ 07310-1900

Phone: (866)230-0172

DIVIDEND REINVESTMENT PROGRAM

SCC stockholders can have their dividends automatically reinvested in SCC common shares.  SCC pays all administrative and brokerage fees.  This plan is administered by Computershare.  For more information, contact Computershare at (866)230-0172.

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

Telephone (51-1) 313-2478, Fax (51-1)313-2556.

OTHER CORPORATE INFORMATION

For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

1440 East Missouri Avenue, Suite C-175 Phoenix, Az. 85014, USA

Telephone: (602)264-1375

SOUTHERN COPPER CORPORATION

1440 East Missouri Avenue, Suite C-175 Phoenix, Az. 85014, USA

Telephone: (602)264-1375, Fax: (602)264-1397

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

Website:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audit also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern Copper Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 27, 2012

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2011, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2011 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2011, has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte  Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 27, 2012

ITEM 9B.                 OTHER INFORMATION

None.

PART III

ITEM 10,11,12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company, their ages as of January 31, 2012 and their positions.

Name	Age	Position
German Larrea Mota Velasco	58	Chairman of the Board and Director
Oscar Gonzalez Rocha	73	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	65	Chief Operating Officer and Director of SCC, President and Chief Executive Officer of Southern Copper Minera Mexico
Genaro Guerrero Diaz Mercado	52	Vice President, Finance and Chief Financial Officer
Raul Jacob Ruisanchez	53	Comptroller
Jose de los Heros Ugarte	51	Vice President, Commercial
Vidal Muhech Dip	71	Vice President, Projects
Remigio Martinez Muller	68	Vice President, Explorations

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999, Chief Executive Officer from December 1999 to October 2004 and as a member of our Board of Directors since November 1999.  He has been Chairman of the board of directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994.  Mr. Larrea has been Chairman of the board of directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997.  Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the board of directors since 1981.  He is also Chairman of the board of directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (holding), and Fondo Inmobiliario (real estate company), since 1992.  He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the company was sold.  He is also a director of Banco Nacional de Mexico, S.A. (Citigroup), which forms part of Grupo Financiero Banamex, S.A. de C.V. since 1992, Consejo Mexicano de Hombres de Negocios, and Grupo Televisa, S.A.B. since 1999.

Oscar Gonzalez Rocha has served as our President since December 1999 and our Chief Executive Officer since October 21, 2004.  He has been our Director since November 1999.  Previously, he was our President and General Director and Chief Operating Officer from December 1999 to October 20, 2004.  He has been a director of Grupo Mexico since 2002.  He has been the Chief Executive Officer and a director of Asarco since August 2010.  Previously he was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Buenavista del Cobre S.A. de C.V. (formerly Mexicana de Cananea, S.A. de C.V.) from 1990 to 1999.  He was an alternate director of Grupo Mexico from 1988 to April 2002.

Xavier Garcia de Quevedo Topete has served as President of Minera Mexico since September 2001 and President and Chief Executive Officer of Southern Copper Minera Mexico and our Chief Operating Officer since April 12, 2005.  He also served as a member of our Board of Directors since November 1999.  He has been the President and Chief Executive Officer of AMC since September 7, 2007.  From December 2009 to June 2010, he was Chairman and Chief Executive Officer of Asarco.  He was previously President of Asarco from November 1999 to September 2001.  Mr. Garcia de Quevedo initiated his professional career in 1969 with Grupo Mexico.  He was President of Grupo Ferroviario Mexicano, S.A. de C.V. and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and General Director of Exploration and Development of Grupo Mexico from 1994 to 1997.  He has been a director of Grupo Mexico since April 2002.  He was also Vice President of Grupo Condumex S.A. de C.V. for eight years.  Mr. Garcia de Quevedo was the Chairman of the Mining Chamber of Mexico from November 2006 to August 2009.

Genaro Guerrero Diaz-Mercado has served as our Vice President, Finance and Chief Financial Officer since January 2, 2008.  Mr. Guerrero has held various Treasury and financial positions with Grupo Mexico and certain of its affiliates and subsidiaries since 1992.  On August 1, 2000, Mr. Guerrero was transferred to Asarco, a subsidiary of Grupo Mexico.  He was the Vice President Finance, Chief Financial Officer and Treasurer of Asarco until May 3, 2006.  Mr. Guerrero held a key financial role with Southern Peru Limited, a subsidiary of the Company, until December 31, 2007.

Raul Jacob Ruisanchez has served as our Comptroller since October 27, 2011. He has held various positions focused primarily in financial planning, corporate finance, shareholder and investor relations and project evaluation with the Company since 1992.  In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.  In 2010, Mr. Jacob was considered by Institutional Investor among the top three investor relations executives of Latin America. He is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacífico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru.

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

Remigio Martinez Muller has served as our Vice President, Exploration since April 2002.  He has been Corporate Director of Exploration of Grupo Mexico since 2002.  From 1990 to 2001, he was Director of Exploration of Mexicana de Cobre, S.A. de C.V.  Mr. Martinez has held several other managerial positions within Grupo Mexico and its predecessor, Asarco Mexicana.

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 26, 2012, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2012.

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

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

The following documents are filed as part of this report:

1.                              Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

2.              Exhibits:

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005.
(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 2, 2006.
(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.

3.2	By-Laws, as last amended on January 27, 2011.

4.1	Indenture governing $200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

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

12.1	Computation of financial ratios.

14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended by the Board of Directors on October 21, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte Touche Tohmatsu, Limited).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

The exhibit listed as 10.2 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2011,  2010 and 2009; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Balance Sheet at December 31, 2011 and 2010; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) the Consolidates Statement of changes in equity for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.  Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at beginning of period	Charged to costs and expenses	Additions	Deduction/ Application	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2011	—	—	—	—	—
2010	4.6	—	—	4.6	—
2009	4.8	—		0.2	4.6

Notes issued under par:
2011	25.9	0.5		—	25.4
2010	16.1	0.5	10.3	—	25.9
2009	16.4	0.3	—	—	16.1

Deferred Tax Assets:
2011	30.0			30.0	—
2010	30.5			0.5	30.0
2009	28.6	2.2	—	0.3	30.5

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 27, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ Genaro Guerrero	Vice President, Finance, Chief Financial Officer
Genaro Guerrero	(principal Financial Officer)

/s/ Raul Jacob Ruisanchez	Comptroller (principal Accounting Officer)
Raul Jacob Ruisanchez

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Oscar Gonzalez Rocha
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ Emilio Carrillo Gamboa	/s/ Genaro Larrea Mota-Velasco
Emilio Carrillo Gamboa	Genaro Larrea Mota-Velasco

/s/ Alfredo Casar Perez	/s/ Daniel Muñiz Quintanilla
Alfredo Casar Perez	Daniel Muñiz Quintanilla

/s/ Luis Castelazo Morales	/s/ L. Miguel Palomino Bonilla
Luis Castelazo Morales	L. Miguel Palomino Bonilla

/s/ Enrique Castillo Sanchez Mejorada	/s/ Gilberto Perezalonso Cifuentes
Enrique Castillo Sanchez Mejorada	Gilberto Perezalonso Cifuentes

/s/ Alberto De la Parra Zavala	/s/ Juan Rebolledo Gout
Alberto De la Parra Zavala	Juan Rebolledo Gout

/s/Xavier Garcia de Quevedo	/s/ Carlos Ruiz Sacristan
Xavier Garcia de Quevedo	Carlos Ruiz Sacristan

Date:  February 27, 2012

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

3.2	By-Laws, as last amended on January 27, 2011. (Filed as Exhibit 3.2 to the Company´s 2010 Annual Report on Form 10-K incorporated herein by reference).

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

(b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York, and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).

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

4.7

First Supplemental Indenture dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.8

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued. (Filed as an Exhibit to the Company’s Current

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

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2011,  2010 and 2009; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Balance Sheet at December 31, 2011 and 2010; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) the Consolidates Statement of changes in equity for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.