Form 10-Q
period 2012-03-31
SOUTHERN COPPER CORP/
filed 2012-05-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

As of April 30, 2012 there were outstanding 849,700,000 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and 2011	3

	Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011	4

	Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011	5

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-37

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	38-40

Item 4.	Controls and procedures	41

	Report of Independent Registered Public Accounting Firm	42

Part II. Other Information:

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 4.	Mine Safety Disclosures	43

Item 6.	Exhibits	43-44

	Signatures	45

	List of Exhibits	46-47

Exhibit 15	Independent Accountants’ Awareness Letter	48

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	49

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	50

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	51

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	52

Exhibit 101

Financial statements for the quarter ended March 31, 2012 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended
	March 31,
	2012	2011
	(in thousands, except per share amounts)
Net sales (including sales to related parties 2012 - $10,972 and 2011 - $17,885)	$1,805,936	$1,602,019

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	721,927	736,860
Selling, general and administrative	25,431	24,572
Depreciation, amortization and depletion	76,944	70,644
Exploration	8,725	7,218
Total operating costs and expenses	833,027	839,294

Operating income	972,909	762,725

Interest expense	(47,175)	(47,564)
Capitalized interest	2,861	936
Gain on short-term investment	5,835	—
Other income (expense)	1,400	(580)
Interest income	3,847	2,711
Income before income taxes	939,677	718,228

Income taxes	318,769	238,081
Equity earnings of affiliate	2,654	—

Net income	623,562	480,147

Less: Net income attributable to the non-controlling interest	2,132	1,771

Net income attributable to SCC	$621,430	$478,376

Per common share amounts attributable to SCC (1):
Net earnings - basic and diluted	$0.73	$0.56
Dividends paid (2)	$0.54	$0.57
Weighted average shares outstanding - basic and diluted	849,978	858,998

(1) Number of shares and per share amounts have been retroactively adjusted in the financial statements to reflect the effect of the 9.0 million shares paid as stock dividend on February 28, 2012.

(2) Dividends paid in the first quarter of 2012 include a cash dividend of $0.19 and a stock dividend of $0.35.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2012	2011
	(in thousands)
Net income	$623,562	$480,147

Other comprehensive income (loss) net of tax:

Derivative instruments classified as cash flow hedges:
Decrease in prior period accumulated unrealized loss (gain) (net of income taxes of 2012 -$3,459 and 2011 - $23,987)	(5,447)	43,779
Less:
Reclassification adjustment for losses included in net income (net of income taxes of $13,816)	—	21,948
Unrealized net gain (loss) on derivative instruments classified as cash flow hedges	(5,447)	65,727

Total comprehensive income	$618,115	$545,874

Comprehensive income attributable to the non-controlling interest	$2,154	$1,949
Comprehensive income attributable to SCC	$615,961	$543,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,518,181	$848,118
Short-term investments	227,261	521,955
Accounts receivable trade	713,269	695,104
Accounts receivable other (including related parties 2012 - $1,024 and 2011 - $1,988)	111,265	188,477
Inventories	609,079	651,896
Deferred income tax	127,803	88,797
Other current assets	99,719	107,156
Total current assets	3,406,577	3,101,503

Property, net	4,495,890	4,419,885
Leachable material, net	153,990	122,985
Intangible assets, net	109,961	110,436
Deferred income tax	158,415	145,251
Other assets	169,022	162,641
Total assets	$8,493,855	$8,062,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable (including related parties 2012 -$12,033 and 2011 - $4,392)	450,793	443,132
Accrued income taxes	144,929	182,491
Deferred income tax	39,860	39,860
Accrued workers’ participation	223,080	245,139
Accrued interest	62,756	59,906
Other accrued liabilities	26,604	12,349
Total current liabilities	958,022	992,877

Long-term debt	2,735,885	2,735,732
Deferred income taxes	131,193	125,191
Non-current taxes payable	66,982	66,982
Other liabilities and reserves	44,191	43,665
Asset retirement obligation	62,832	61,971
Total non-current liabilities	3,041,083	3,033,541

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,198,873	1,039,382
Retained earnings	4,017,084	3,852,054
Accumulated other comprehensive income (loss)	7,427	12,874
Treasury stock, at cost, common shares	(760,088)	(897,852)
Total Southern Copper Corporation stockholders’ equity	4,472,142	4,015,304
Non-controlling interest	22,608	20,979
Total equity	4,494,750	4,036,283

Total liabilities and equity	$8,493,855	$8,062,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES

Net income	$623,562	$480,147

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	76,944	70,644
Loss on currency translation effect	7,531	8,179
Deferred income taxes benefit	(12,509)	(37,743)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	59,047	74,374
Inventories	11,812	(88,002)
Accounts payable and accrued liabilities	(34,855)	(24,254)
Other operating assets and liabilities	(11,125)	31,727
Net cash provided from operating activities	720,407	515,072

INVESTING ACTIVITIES
Capital expenditures	(177,417)	(72,989)
Proceeds from (purchase of) short-term investments, net	294,694	(144,629)
Payments to development stage properties accounted for as equity method investments	—	(11,318)
Other	98	723
Net cash provided from (used for) investing activities	117,375	(228,213)

FINANCING ACTIVITIES
Debt repaid	—	(5,250)
Cash dividends paid to common stockholders	(159,811)	(493,004)
Distributions to non-controlling interest	(472)	(2,193)
Other	153	(1,218)
Net cash used for financing activities	(160,130)	(501,665)

Effect of exchange rate changes on cash and cash equivalents	(7,589)	(4,574)
Increase (decrease) in cash and cash equivalents	670,063	(219,380)
Cash and cash equivalents, at beginning of period	848,118	2,192,677
Cash and cash equivalents, at end of period	$1,518,181	$1,973,297

Non-Cash transactions

Effect of common stock dividend:
- Retained earnings	$296,590	—
- Treasury stock	(151,458)	—
- Additional paid-in capital	(145,132)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2012 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2011 and notes included in the Company’s 2011 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	March 31,	December 31,
	2012	2011
Trading securities	$220.0	$514.6
Weighted average interest rate	1.33%	1.37%

Available for sale	7.3	7.3
Weighted average interest rate	0.52%	0.58%
Total	$227.3	$521.9

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of March 31, 2012, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2012 and December 31, 2011, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as gain on short-term investment in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2012		2011
Trading:
Interest earned	$0.8		$0.4
Unrealized loss	$2.6		—

Available for sale:
Interest earned	(*	)	(*	)
Investment redeemed	$0.3		$0.4

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	March 31, 2012	December 31, 2011

Inventory, current:
Metals at lower of average cost or market:
Finished goods	$76.5	$93.3
Work-in-process	258.5	296.1
Supplies at average cost	274.1	262.5
Total current inventory	$609.1	$651.9

Inventory, long-term:
Leach stockpiles	$154.0	$123.0

In the first quarter 2012 and 2011 total leaching costs capitalized as long-term inventory of leachable material amounted to $52.7 million and $25.2 million, respectively. Long-term leaching inventories recognized as cost of sales amounted to $18.4 million and $10.6 million for the first quarter 2012 and 2011, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2012 and 2011 were as follows ($ in millions):

	2012	2011
Income tax provision	$318.8	$238.1
Effective income tax rate	33.9%	33.1%

These provisions include income taxes for Peru, Mexico and the United States.  The increase in the effective tax rate for the first quarter of 2012 is primarily due to the effect of the new Peruvian special mining tax (please see below).

For United States federal income tax reporting the operating results of SCC are included in the Americas Mining Corporation (“AMC”) U.S. federal income tax return.  In accordance with paragraph 30-27 of ASC 740-10-30, current and deferred taxes are allocated to members of the AMC group as if each were a separate taxpayer.  SCC provides current and deferred income taxes as if it was a separate filer.

Special Mining Tax:

In September 2011, the Peruvian government enacted a new tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for the first 10% of operating income and for each additional 5% of operating income is increased by 0.4% until 85% of operating income is reached.  The Company has accrued $11.9 million for the special mining tax as part of the income tax provision for the first quarter 2012.

Accounting for Uncertainty in Income Taxes:

The Company files tax returns in Peru and Mexico and files a tax return in the United States as a member of the AMC consolidated group.  These tax returns are examined by the tax authorities of those countries.  It is reasonably possible that during the next 12 months there could be an increase of approximately $30 to $50 million in the Company’s unrecognized tax benefits due to expected activity from tax examinations and audits by the tax authorities.

NOTE 5 — PROVISIONALLY PRICED SALES:

At March 31, 2012, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2012 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2012:

Copper (million lbs.)	Priced at	Month of Settlement
14.1	$3.84	April 2012
1.5	3.83	May 2012
15.6	$3.84

Molybdenum (million lbs.)	Priced at	Month of Settlement
3.3	$14.00	April 2012
3.3	14.00	May 2012
2.4	14.00	June 2012
9.0	$14.00

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 — DERIVATIVE INSTRUMENTS:

As part of its risk management policy, the Company occasionally uses derivative instruments to (i) safeguard corporate assets, (ii) insure the value of its future revenue stream, and (iii) lessen the impact of unforeseen market swings of its sales revenues.  To comply with these objectives the Company, from time to time, enters into commodity price derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper hedges:

In 2011, the Company entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect its sales value as shown below. These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the condensed consolidated statement of earnings and included in operating activities on the condensed consolidated statement of cash flow.

The following table summarizes the copper derivative activity related to copper sales transactions realized in the first quarter 2012 and 2011:

	2012	2011
Zero cost collar contracts:
Pounds (in millions)	46.3	105.8
Average LME cap price	$5.18	$4.84
Average LME floor price	$3.50	$3.02

Swap contracts:
Pounds (in millions)	—	119.6
Weighted average COMEX price	—	$4.08

Realized loss on copper derivatives (in millions)	—	$(35.8)

The hedge instruments are based on LME copper prices.  The Company performed statistical analysis on the difference between the average monthly copper price on the LME and the COMEX exchanges and determined that the correlation coefficient is greater than 0.999.  Based on this analysis, the Company considers that the LME underlying price matches its sales priced at COMEX prices.  These cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.  The Company performs periodic quantitative assessments to confirm that the relationship was highly effective and that the ineffectiveness was de minimis.

As of March 31, 2012 the Company does not hold copper derivative contracts.

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

NOTE 7 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, commencing in January 2010 the Company is required to provide annual guarantees of $2.6 million over a 34 year period to furnish the funds for the asset retirement obligation.  In the near-term future the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units, including the Ilo marine trestle.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2012 and 2011 (in millions):

	2012	2011
Balance as of January 1	$62.0	$59.1
Changes in estimates	—	—
Additions	—	—
Accretion expense	0.8	0.8
Balance as of March 31,	$62.8	$59.9

NOTE 8 — RELATED PARTY TRANSACTIONS:

Receivable and payable balances with affiliated companies are shown below (in millions):

	As of
	March 31, 2012	December 31, 2011
Affiliate receivable:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$0.7
Asarco LLC.	—	0.2
Compania Perforadora Mexico S.A.P.I. de C.V.	0.2	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	1.0
	$1.0	$2.0

Affiliate payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$2.7	$2.0
Asarco LLC	4.9	—
Higher Technology S.A.C.	—	0.1
Breaker S.A. de C.V	0.4	0.2
Exploraciones Mineras del Peru S.A.C.	0.1	0.3
Mexico transportes aereos S.A. de C.V. (“Mextransport”)	1.2	0.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.5	—
Ferrocarril Mexicano S.A. de C.V.	1.2	1.3
	$12.0	$4.4

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

Purchase Activity:

The following table summarizes the purchase activity with related parties in the three months ended March 31, 2012 and 2011 (in millions):

	As of March 31,
	2012	2011
Grupo Mexico and affiliates:
Grupo Mexico Servicios S.A de C.V	$3.5	$3.5
Asarco LLC.	5.6	7.7
Ferrocarril Mexicano S.A de C.V.	4.1	0.5
Mexico Constructora Industrial S.A. de C.V.	11.2	7.2
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	0.1	0.1
Consortio Tricobre	—	0.1
Other Larrea family companies:
Mexico Compania de Productos Automotrices S.A. de C.V.	—	0.1
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.7	0.7

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	0.3	0.3
Servicios y Fabricaciones Mecanicas S.A.C.	—	0.1
Sempertrans France Belting Technology	—	0.2
PIGOBA S.A. de C.V.	—	0.1
Breaker S.A. de C.V.	0.5	1.1
Total purchases	$26.0	$21.7

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

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollo S.A. de C.V. and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. The three companies are subsidiaries of Grupo Mexico.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre and Consorcio CESEL-CONSUTEC.  Both are Peruvian consortia in which Servicios de Ingenieria Consultec, S.A. de C. V., a subsidiary of Grupo Mexico, had 42.7% and 50% participation, respectively.  These consortia concluded their activities in September 2010 and September 2011, respectively.

In the first quarter of 2012, the Company’s Peruvian operations paid fees for engineering and consulting services provided by Exploraciones Mineras del Peru S.A.C.,  a Peruvian company in which Grupo Mexico Servicios de Ingenieria, S.A. de C.V and Mexico Proyectos y Desarrollos S.A. de C. V. have a 99.97% and 0.03% participation, respectively. Both companies are subsidiaries of Grupo Mexico.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation. In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by México Compañia de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family and which is currently in liquidation.

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mexico Transportes Aereos, S.A. de C.V. (“MexTransport”), a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico. One of these loans has been repaid and the remaining loan requires semi-annual repayments. Conditions and balance as of March 31, 2012 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at March 31, 2012 (in millions)	$1.9

MexTransport provides aviation services to the Company’s Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.

The Company purchased industrial materials from Higher Technology S.A.C and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

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

Sales Activity:

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates a subsidiary of Grupo Mexico and to Mextransport a company of the Larrea family.

The following table summarizes the sales and other revenue activity with related parties in the first quarter of 2012 and 2011(in millions):

	As of March 31,
	2012	2011
Asarco	$11.0	$17.9
Mexico Proyectos y Desarrollos, S.A. de C.V.	0.1	0.1
Mextransport	0.7	—
Total	$11.8	$18.0

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 9 — BENEFIT PLANS:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	2012		2011
Interest cost	$0.1		$0.1
Expected return on plan assets	(0.2)		(0.2)
Amortization of net loss (gain)	(*	)	(*	)
Net periodic benefit costs	$ (*	)	$ (*	)

(*) amount is lower than $0.1 million

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the three months ended March 31, 2012 and 2011 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	2012		2011

Interest cost	$0.2		$0.2
Service cost	0.3		0.3
Expected return on plan assets	(0.7)		(0.8)
Amortization of transition assets, net	(*	)	(*	)
Amortization of net actuarial loss	(0.2)		(0.4)
Amortization of prior services cost	(*	)	(*	)
Net periodic benefit cost	$(0.4)		$(0.7)

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic benefit cost for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	2012	2011

Interest cost	$0.4	$0.9
Service cost	—	(*	)
Amortization of net loss (gain)	(0.1)	(*	)
Amortization of transition obligation	—	0.4
Net periodic benefit cost	$0.3	$1.3

(*) amount is lower than $0.1 million

NOTE 10 — COMMITMENTS AND CONTINGENCIES:

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

Environmental capital expenditures in the three months ended March 31, 2012 and 2011 were as follows (in millions):

	2012	2011
Peruvian operations	$1.1	$0.4
Mexican operations	8.3	2.5
	$9.4	$2.9

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

Peruvian law requires that companies in the mining industry provide for future closure and remediation.  In accordance with the requirements of this law the Company’s closure plans were approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 7, “Asset retirement obligation,” for further discussion of this matter.

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

In addition, on August 30, 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were published in the Official Gazette and are now in force.  These amendments establish three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived.  The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

On December 5, 2011, the Mexican Senate Chamber approved the Environmental Liability Federal Law, which establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations) and criminal responsibilities. Also economic fines could be established. This initiative has been returned to lower chamber for discussion and voting.  The law will be in force once approved by the lower chamber and signed by the President.

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company has initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $25.4 million through March 31, 2012.  The program is expected to be completed by the end of 2013.  The Company expects that once the site is remediated, the Company will be able to promote an urban development to generate a net gain on the disposal of the property.

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

Litigation matters:

Peruvian operations

Garcia Ataucuri and Others against SCC’s Peruvian Branch:

In April 1996, the Branch was served with a complaint filed in Peru by Mr. Garcia Ataucuri and approximately 900 former employees seeking the delivery of a substantial number of “labor shares” (acciones laborales) plus dividends on such shares, to be issued to each former employee in proportion to their time of employment with SCC’s Peruvian Branch.

The labor share litigation is based on claims of former employees for ownership of a portion of the labor shares that the plaintiffs state that the Branch did not issue during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises.  This participation was distributed 40% in cash and 60% in an equity interest of the enterprise.  In 1978, the equity portion, which was originally delivered to a mining industry workers’ organization, was set at 5.5% of pre-tax profits and was delivered mainly in the form of “labor shares” to individual workers.  The cash portion was set at 4.0% of pre-tax earnings and was delivered to individual employees also in proportion to their time of employment with the Branch.  In 1992, the workers’ participation was set at 8%, with 100% payable in cash and the equity participation was eliminated from the law.

In relation to the issuance of “labor shares” by the Branch in Peru, the Branch is a defendant in the following lawsuits:

1)              Mr. Garcia Ataucuri seeks delivery, to himself and each of the approximately 900 former employees of the Peruvian Branch, of the 3,876,380,679.65 old soles or 38,763,806.80 “labor shares” (acciones laborales), as required by Decree Law 22333 (a former profit sharing law), to be issued proportionally to each former employee in accordance with the time of employment of such employee with SCC’s Branch in Peru, plus dividends on such shares.  The 38,763,806.80 labor shares sought in the complaint, with a face value of 100.00 old soles each, represent 100% of the labor shares issued by the Branch during the 1970s until 1979 for all of its employees during that period.  The plaintiffs do not represent 100% of the Branch´s eligible employees during that period.

It should be noted that the lawsuit refers to a prior Peruvian currency called “sol de oro” or old soles, which was later changed to the “inti”, and then into today´s “nuevo sol”.  One billion of old soles is equivalent to today’s one nuevo sol.

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

In May 2009, the Supreme Court rejected the 2000 appeal of the Branch affirming the adverse decision of the appellate civil court and lower civil court.  While the Supreme Court has ordered SCC’s Peruvian Branch to deliver the labor shares and dividends, it has clearly stated that SCC’s Peruvian Branch may prove, by all legal means, its assertion that the labor shares and dividends were distributed to the former employees in accordance with the profit sharing law then in effect, an assertion which SCC’s Peruvian Branch continues to make.  None of the court decisions state the manner by which the Branch must comply with the delivery of such labor shares or make a liquidation of the amount to be paid for past dividends and interest, if any.

On June 9, 2009, SCC’s Peruvian Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and, in a separate proceeding, a request for a precautionary measure.  The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons.  In February 2012, the Branch was notified that the civil court had reversed its decision regarding the nullity.  The precautionary measure is still in effect.  The Peruvian Branch has appealed the unfavorable decision before the superior court.  In view of this, and the recent civil court decision, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)              In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Arenas Rodriguez and others, represented by Mr. Cornejo Flores, v. SCC’s Peruvian Branch (filed January 2009); Eduardo Chujutalli v. SCC’s Peruvian Branch (filed May 2011); Edgardo García Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Silvestre Macedo Condori v. SCC’s Peruvian Branch (filed June 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); and Indalecio Carlos Perez Cano and others v. SCC Peruvian Branch (filed March 2012).  SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At March 31, 2012, resolution of the appeal was pending.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (“SMRL Virgen Maria”):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet). On October, 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At March 31, 2012, resolution of the appeal was pending.

Omar Nunez Melgar:

In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and the MINEM challenging the denial of Mr. Nunez’s concession request that conflicted with SCC’s Branch’s Virgen Maria concession, which forms part of the Tia Maria concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of March 31, 2012, this case remains open with no further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010, three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo Mexico, AMC and SCC.  The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On April 13, 2010, the Company filed a motion to dismiss the plaintiffs’ complaint.  On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction.  On April 5, 2011, the plaintiffs filed a notice of appeal in this case.  At March 31, 2012, resolution of the appeal was pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations: Approximately 60% of the 4,264 Company’s Peruvian workers were unionized at March 31, 2012, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers. In September 2010, the Company reached a collective bargaining agreement with these three unions which will expire on August 31, 2012.  In addition, there are five smaller unions, representing the balance of the workers.  Collective bargaining agreements with these unions will expire in November 2012.  The Company expects that negotiations with the eight unions will likely continue throughout the first quarter of 2013.

During 2011 and the first quarter of 2012 there were no strikes.

Mexican operations: Approximately 75% of the Company’s 8,034 Mexican workers were unionized at March 31, 2012, represented by three separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  The Company conducts negotiations separately at each mining complex and each processing plant.

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

Additionally, the San Martin and Taxco mines have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court establish the Company’s responsibility for the strike and that it define the termination payment for each unionized worker.  The court denied the petition alleging that according to Federal labor law, the union was the legitimate party to file the petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition of the Company.  In July 2011, the union appealed the favorable court decision before the Supreme Court.  At March 31, 2012, resolution of the appeal was pending.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and to take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court again issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. On January 25, 2012, the mining union appealed the resolution before the federal court. At March 31, 2012, the resolution of the appeal was pending.

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

Other Contingencies:

Tia Maria

Tia Maria, an over $1.0 billion Peruvian investment project, was suspended by governmental action in April 2011 in light of protests and disruptions carried out by a small group of activists who alleged, among other things, that the project would result in severe environmental contamination and the diversion of agricultural water resources.

The Company has decided to prepare a new EIA study that is taking into account local community concerns, new government guidance and observations from the United Nations Organism hired by MINEM for this purpose.  The Company considers that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project. The Company is confident that this initiative will have a positive effect on its stakeholders and will allow the Company to obtain the approval for the development of the 120,000 ton annual production copper project.  As a consequence, the project start-up is now rescheduled to 2015.  While the new EIA is in process, some of the equipment purchased for Tia Maria is being assigned to our operations at Toquepala, Cuajone and Buenavista.

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

In view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists.  Total spending on the project, through March 31, 2012, is $401.1 million.  As the project is currently suspended, some of the equipment is being used at the Company’s mining operations at Toquepala and Cuajone.  Should the Tia Maria project not be restarted, the Company is confident that the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company.  While the Company may incur additional costs due to the delay, it believes that an impairment loss, if any, will not be material.

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

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax positions (see Note 4, “Income taxes”).

NOTE 11 — SEGMENT AND RELATED INFORMATION:

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2012
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$878.8	$100.6	$826.5	$—	$1,805.9
Intersegment sales	—	37.7	—	(37.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	319.6	75.6	359.2	(32.5)	721.9
Selling, general and administrative	8.7	3.6	12.5	0.7	25.5
Depreciation, amortization and depletion	33.6	6.3	39.0	(2.0)	76.9
Exploration	0.7	6.2	1.8	—	8.7
Operating income	$516.2	$46.6	$414.0	$(3.9)	972.9
Less:
Interest, net					(40.5)
Gain on short term investments					5.8
Other income (expense)					1.4
Income taxes					(318.8)
Equity earnings of affiliate					2.7
Non-controlling interest					(2.1)
Net income attributable to SCC					$621.4

Capital expenditure	$135.1	$14.4	$27.9	$—	$177.4
Property, net	$1,910.0	$327.7	$2,207.7	$50.5	$4,495.9
Total assets	$3,849.7	$764.5	$3,170.5	$709.2	$8,493.9

	Three Months Ended March 31, 2011
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$669.8	$111.1	$821.1	$—	$1,602.0
Intersegment sales	—	31.4	—	(31.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	231.1	67.6	437.5	0.7	736.9
Selling, general and administrative	8.2	3.5	12.3	0.6	24.6
Depreciation, amortization and depletion	30.7	6.3	34.2	(0.6)	70.6
Exploration	0.6	3.8	2.8	—	7.2
Operating income	$399.2	$61.3	$334.3	$(32.1)	762.7
Less:
Interest, net					(43.8)
Other income (expense)					(0.6)
Income taxes					(238.1)
Non-controlling interest					(1.8)
Net income attributable to SCC					$478.4

Capital expenditure	$44.8	$7.8	$19.3	$1.1	$73.0
Property, net	$1,600.3	$294.5	$2,149.5	$50.8	$4,095.1
Total assets	$2,725.9	$740.6	$2,932.4	$1,725.7	$8,124.6

NOTE 12 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Southern Copper common shares
Balance as of January 1,	$734.1	$461.0
Purchase of shares
Stock dividend	(151.4)	—
Balance as of March 31,	582.7	461.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	163.7	161.7
Other activity, including dividend, interest and currency translation effect	13.7	7.9
Balance as of March 31,	177.4	169.6

Treasury stock balance as of March 31,	$760.1	$630.6

On February 28, 2012, the Company paid a stock dividend of 0.0107 shares of common stock per share of SCC common stock.  The stock dividend was paid with shares of common stock held in treasury by SCC. Shares held in the treasury on the record date were not entitled to receive dividends.

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

For the first quarter 2012 and 2011, the stock based compensation expense under the Employee Stock Purchase Plan was $0.5 million in both periods.  As of March 31, 2012, there was $5.9 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining two year and nine month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the three months ended March 31, 2012 and 2011:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(2,800,805)	1.16
Forfeited	—
Outstanding shares at March 31, 2011	8,119,888	$1.16

Outstanding shares at January 1, 2012	7,270,341	$1.16
Granted	—	—
Exercised	(36,303)	$1.16
Forfeited	(90,204)	$1.16
Outstanding shares at March 31, 2012	7,143,834	$1.16

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

For the first quarter 2012 and 2011, the stock based compensation expense under the new Employee stock purchase plan was $0.1 million in both periods. At March 31, 2012, there was $3.7 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining six year and nine month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the three months ended March 31, 2012 and 2011:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2012	3,807,146	$2.05
Granted	—	—
Exercised	(636,945)	$2.05
Forfeited	(51,675)	$2.05
Outstanding shares at March 31, 2012	3,118,526	$2.05

Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	—	—
Exercised	—	$—
Forfeited	—	$—
Outstanding shares at March 31, 2011	3,901,901	$2.05

NOTE 13 — NON-CONTROLLING INTEREST

The following table presents the non-controlling interest activity for the three months ended March 31, 2012 and 2011:

	2012	2011
Balance as of January 1,	$21.0	$20.0
Net earnings	2.1	1.8
Dividend paid	(0.5)	(2.2)
Other	—	(0.1)
Balance as of March 31,	$22.6	$19.5

NOTE 14 — FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 (in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$2,745.9	$3,128.2	$2,745.7	$2,974.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2012 and December 31, 2011:

	Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$220.0	$220.0
- Available for sale debt securities:
Corporate bonds	0.6		$0.6
Asset backed obligations	0.1		0.1
Mortgage backed securities	6.6		6.6

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	60.0	60.0
Molybdenum	126.5	126.5	—	—
Total	$413.8	$406.5	$7.3	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$514.6	$514.6
- Available-for-sale debt securities:
Corporate bonds	0.5		$0.5
Mortgage backed securities	6.8		6.8

Accounts receivable:
- Derivatives – classified as cash flow hedges:
Zero cost collar	8.9		8.9
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	221.5	221.5
Molybdenum	138.1	138.1	—	—
Total	$890.4	$874.2	$16.2	$—

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

Derivatives are valued using financial models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates and a set of probabilities.  The Company generally classifies these instruments within Level 2 of the valuation hierarchy.  Such derivatives at March 31, 2012 and December 31, 2011, include zero cost collars.

The Company’s accounts receivables associated with provisionally priced copper sales are valued using quoted market prices based on the forward price on the LME or on the COMEX.  Such value is classified within Level 1 of the fair value hierarchy.  Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

There were no changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) in the first quarter 2012 and 2011.

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On April 23, 2012, the Board of Directors authorized a quarterly cash dividend of 53 cents per share payable on May 24, 2012, to SCC shareholders of record at the close of business on May 11, 2012.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”).  This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.  Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2011.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•            Changes in copper and molybdenum prices.  The average copper price was $3.77 per pound in the first quarter of 2012 about 13.9% lower than in the first quarter of 2011. Average molybdenum and zinc prices in the first quarter of 2012 decreased 17.9% and 15.6%, respectively, over average prices in the first quarter of 2011. Average silver price was $32.69 per ounce in the first quarter of 2012, about 3% higher than in the first quarter of 2011.  However, copper prices as well as prices for our main by-products continued to improve during the first quarter of 2012 compared with the fourth quarter 2011.  During the first quarter of 2012 per pound LME spot copper prices ranged from $3.39 to $3.93 and averaged $3.77, as compared to an average of $3.40 in the last quarter 2011.  The LME spot price for copper closed at $3.85 per pound on March 31, 2012.

•            Sales structure. In the first quarter of 2012 approximately 77% of our revenue came from the sale of copper, 8% from molybdenum, 7% from silver and 8% from various other products, including zinc, gold and other materials.

•            Metals market: During the first quarter 2012 the metal markets continued to be driven by negative macroeconomic events that disturbed consumer expectations, probably the biggest concern is the European recession and debt crisis.  Even though we believe copper fundamentals are sound for 2012, demand is negatively influenced by this macro outlook.

At this point we perceive a different situation between the Asian and the developed markets. In China, several sources point to a growth in demand of approximately 7 to 8% for this year and inventories have increased to a level that may reduce Chinese copper imports for the remainder of 2012. In the US and Europe, inventories are extremely tight and we see them increasing to more normal levels over the next 12 months, particularly in the United States.

Demand from emerging economies is also growing at a good pace, offsetting the weaker consumption in the European and American markets. It is estimated that there will be a total refined copper demand growth of 2.6% for 2012, or approximately 500,000 tons of additional refined copper.  On the supply side, production has underperformed badly in 2011 due to labor unrest, power shortages, weather conditions and ore grade declines. We see these events continuing in 2012, maintaining a tightness in the copper market. Several sources indicate a market deficit of around 550,000 tons for the year.

Regarding molybdenum our main by-product, even though we saw a 4% molybdenum demand growth in 2011, we are still in a surplus market in this metal. We expect that in 2012 the balance between supply and demand will decrease the current market surplus, thereby improving market prices in the near future.  Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. Another relatively new usage of this metal is in lubricants and sulfur filtering of heavy oils.

•          Production. We maintain our 2012 production guidance of 640,000 tons of copper, which includes 5% of copper purchased from third parties.  We expect molybdenum production in 2012 to be about 17,200 tons while zinc and silver production should be around the same level as 2011.

•            Capital Expenditures. In the first quarter 2012, we spent $177 million on capital expenditures and we will continue with our capital investment projects at the Buenavista mine, as well as at the Toquepala and Cuajone expansions.  In addition, in the first quarter of 2012 we spent $8.7 million on our exploration programs.

Tantahuatay mine:  The Tantahuatay mine is located in Cajamarca, in northern Peru.  Production started in August 2011 and we have received our first dividend in the first quarter of 2012.  Tantahuatay is expected to have an annual production of 105,000 ounces of gold and 592,000 ounces of silver in 2012.  The board of directors of Tantahuatay have approved a $55 million capital budget program for 2012. We have a 44.25% participation in this mine.

KEY MATTERS:

We discuss below several matters that we believe are important to understand our results of operations and financial condition.  These matters include, (i) our earnings, (ii) our production, (iii) our “operating cash costs” as a measure of our performance, (iv) metal prices, (v) business segments, (vi) the effect of inflation and other local currency issues, and (vi) our capital investment and exploration program.

Earnings: We had first quarter sales of $1.8 billion and net income of $621 million, 12.7% and 29.9% higher than the first quarter of 2011.  We achieved these results because of the higher volume of copper production and sales, as well as higher production and sales of our main by-products, despite the lower copper, molybdenum and zinc prices in the 2012 period.

Our focus is on value creation. We want to optimize the net present value of our assets investing in our organic growth.  We are continuing our efforts to maximize copper production, maintaining one of the most competitive cost structures in our industry and concentrating on moving forward with our expansion projects.  In the first quarter of 2012 we spent $177 million on our capital projects and $8.7 million on our exploration programs.

We are very positive about the long-term prospects of our business.  We believe that we are well positioned for the challenges of 2012.  We are in a very strong financial position and, our cash flows are well in excess of our capital spending plans, which allows us to deal with market volatility and continue our aggressive plan of expansion.

The table below highlights key financial and operational data of our Company for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Variance
Net sales (in millions)	$1,806	$1,602	$204
Net income attributable to SCC (in millions)	$621	$478	$143
Earnings per share	$0.73	$0.56	$0.17
Dividends per share	$0.54	$0.57	$(0.03)
Average LME copper price	$3.77	$4.38	$(0.61)
Pounds of copper sold (in millions)	360	287	73

Production: First quarter 2012 mined copper production was 23% higher than the first quarter of 2011.  Molybdenum, zinc and silver production in the first quarter of 2012 also increased by 8%, 13% and 17%, respectively, compared to the first quarter of 2011.

The table below highlights key mine production data for our Company for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
			Variance
	2012	2011	Value	%
Copper (in million pounds)	337	274	63	23%
Molybdenum (in million pounds)	10.2	9.4	0.8	8%
Zinc (in million pounds)	50	44	6	13%
Silver (in million ounces)	3.4	2.9	0.5	17%

Copper mined production in the first quarter of 2012 increased to 337.1 million pounds compared to 273.8 million pounds in the first quarter of 2011.  This increase was the result of higher production at all of our open pit mines, lead by Buenavista, which increased its production by 70.4%. Higher ore grades and recoveries at our Toquepala and Cuajone mines increased their combined production by 12.5%. Finally higher throughput and ore grade at La Caridad mine improved its production by 3.4%.

Molybdenum production increased in the first quarter of 2012 to 10.2 million pounds, compared to 9.4 million pounds in the first quarter of 2011 due to higher production at the Toquepala mine as a result of higher grade and recovery. This was partially offset by lower production at the Cuajone mine.

Silver mine production increased in the first quarter of 2012 as result of higher production at our Buenavista, Toquepala and Cuajone mines.

Zinc production increased in the first quarter of 2012, mainly due to higher grades and recoveries and higher production at the Santa Eulalia mine.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” on page 37.

We have defined operating cash cost per pound as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net revenue (loss) on sale of metal purchased from third parties and by-product revenues, and sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge, the special mining tax and the change in inventory levels; divided by total pounds of copper produced by our own mines.  In our calculation of operating cash cost per pound of copper produced, we credit against our costs the revenues from the sale of by-products: molybdenum, zinc, silver, gold and other minor by-products and the premium over market price that we receive on copper sales.  We account for the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.  The variation in recent years in the price of molybdenum, as well as variations in the prices of silver and zinc, have had a significant effect on our traditional calculation of cash cost and its comparability between periods.  Accordingly, we present cash costs with and without crediting the by-product revenues against our costs.

In conjunction with the review of our operating cash costs, please also see our annual report on Form 10-K for the year ended December 31, 2011, wherein Part II (Item 7, Key matters), we discuss our rationale for calculating operating cash costs.

Our operating cash costs per pound, as defined, are presented in the table below, for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Positive (negative)
(dollar per pound)	2012	2011	Variance
Operating cash cost per pound of copper produced without by-product revenues	$1.82	$1.77	$(0.05)
Add: by-product revenues	$(1.30)	$(1.42)	$(0.12)
Operating cash cost per pound of copper produced	$0.52	$0.35	$(0.17)

As seen in the table above, our cash cost, excluding by-product revenues, was higher by 5 cents per pound in the first quarter 2012 compared to the first quarter of 2011 due to higher production cost, mainly power, fuel and material repair costs which was partially offset by an increase of 22% in production, mainly from Buenavista.

In addition, our per pound cash cost for the three months ended March 31, 2012 when calculated with by-product revenues is 52 cents per pound compared with 35 cents per pound in the same period of 2011.  The increase of 17 cents per pound was primarily due to lower by-products credit as a result of lower molybdenum and zinc prices and the unitary effect of higher production.

Metal Prices. The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.  Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control.  These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates.  In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to economic concerns and financial investments.

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2012 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.7	$22.6	$1.1	$8.4

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

Segment information is included in our review of “Results of Operations” and also in Note 11 - “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso:  Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Peru:
Peruvian inflation rate	1.0%	1.5%
Nuevo sol/dollar devaluation /(appreciation) rate	(1.1)%	(0.1)%

Mexico:
Mexican inflation rate	1.0%	1.1%
Peso/dollar devaluation /(appreciation) rate	(8.1)%	(3.2)%

Capital Investment and Exploration Program

We made capital expenditures of $177.4 million for the three months ended March 31, 2012, compared with $73.0 million in the same period of 2011.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Set forth below are descriptions of some of our current expected capital expenditure programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Peruvian Operations:

Toquepala projects: Through March 31, 2012, we have spent $202.9 million on the Toquepala expansion of a total budget of $600 million.  These expenditures include technological investment to reduce hauling and other costs.  Current project completion is scheduled for the first quarter of 2014. The project would increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.

Cuajone projects: Through March 31, 2012, we have spent $100.5 million of a total budget of $301 million.  As a first stage of the expansion plans, the project includes an increase in milling capacity with the use of HPGR (High Pressure Grinding Rolls) and a change to a variable cut-off grade methodology. Completion of this stage is scheduled for the third quarter of 2013 and it is expected to add annual production of 22,000 tons of copper and 700 tons of molybdenum per year.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The project has a total budgeted cost of $66.0 million with $48.4 million expended through March 31, 2012.

Tia Maria project: We are working on a new EIA study that is taking into account local community concerns, new government guidance and observations from the United Nations organism hired by MINEM for this purpose.  We are confident that this initiative will allow us to obtain approval for the development of the 120,000 ton annual production copper project.  Once we obtain the approval, we will place equipment orders again, rescheduling the project start-up date to 2015.  Additionally, some of the equipment already purchased is being assigned to our operations at Buenavista, Toquepala, and Cuajone.

Mexican operations:

Crushing, conveying and spreading system at Buenavista: Associated with the SXEW III project, we are also building a Quebalix facility at Buenavista. This investment consists of a crushing, conveying and spreading system that improves the SXEW copper production by increasing recovery and reducing the required time to extract copper from mineral.  Overall progress is 95% and this facility is expected to begin operating in the second quarter of 2012. The project has a total budgeted cost of $70 million, with $68 million expended through March 31, 2012.

SXEW III at the Buenavista mine: The construction of the plant is moving forward.  Some of the equipment originally purchased for the Tia Maria project will be used for the SXEW plant.  This will allow us to increase the annual SXEW plant capacity from 88,000 tons to 120,000 tons.  Basic engineering was adjusted by the supplier and includes the construction of the additional conveyor line.  The detailed engineering work was transferred to Mexico.  Earthmoving has reached 40% of completion.  The new plant should begin operating in the second half of 2013.  The project has a total budget cost of $444 million, with $15.7 million spent through March 31, 2012.

Molybdenum plant at Buenavista:  Buenavista’s new 2,000 ton per year molybdenum circuit is in the equipment purchasing stage, under an engineering, procurement, construction and management contract.  Environmental permits were obtained and we began the construction of the main foundations for the plant. We expect to start production in the first quarter of 2013.  The project has a total budget cost of $38.2 million with $2.6 million expended through March 31, 2012.

New Buenavista concentrator:  The new Buenavista concentrator, with a milling capacity of 100,000 tons per day, is in process.  Basic engineering is completed; detailed engineering and equipment acquisition are moving forward as scheduled.  The bidding process for steel structure and earthmoving were performed.  The new concentrator will have an estimated annual production of 188,000 tons of copper and a second molybdenum plant that will produce 2,600 tons of molybdenum.  It is expected to begin operation by the first half of 2015.  Total budget cost of this project is $1.4 billion with $23.6 million expended through March 31, 2012.

Required infrastructure for these projects, including power, water, roads, shops, laboratories, townsites, etc., is included in the master plan.  Total budget cost for this infrastructure is $129.0 million with $35.6 million spent.

Pilares project: On October 27, 2011, the Board of Directors approved the development of the second stage of the Pilares mine, with a budget of $136.3 million.  In 2008, we acquired 100% ownership of Pilares, with the intention of operating it as an open pit facility.  Current mineralized material is estimated at 43.4 million tons with 0.789% of copper sulfide content and 0.077% copper oxide.  We expect to increase copper production by 40,000 tons per year by sending mineral from the Pilares site to our La Caridad concentrator.

Angangueo:  Basic and detailed engineering are moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico. With an estimated investment of $131 million, Angangueo will have a potential annual production of 36,000 tons of copper concentrates, 4.5 million ounces of silver, 41,000 tons of zinc concentrates and 6,600 tons of lead concentrates.  The project is scheduled to begin production in the second half of 2014.

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

Los Chancas: This project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit.  As a result of the complementary drilling works and the preliminary design of the pit, estimates show 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton.  During the first quarter of 2012, we completed the pre-feasibility study and we have initiated the bidding process for the feasibility study.

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

Exploration:

In 2011, we began exploration activities in Ecuador and Argentina.  Besides these new efforts, we continue with our exploration activities in Mexico, Peru and Chile.

Catanave: We are in the exploration stage for this gold project located in the highlands of Arica, in northern Chile, close to the Bolivian border.  Depending on the results of the 2012 drilling program, we will define the next steps for this project.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Net sales	$1,805.9	$1,602.0
Operating costs and expenses	(833.0)	(839.3)
Operating income	972.9	762.7
Non-operating income (expense)	(33.3)	(44.4)
Income before income taxes	939.6	718.3
Income taxes	(318.8)	(238.1)
Equity earnings of affiliate	2.7	—
Net income attributable to non-controlling interest	(2.1)	(1.8)
Net income attributable to SCC	$621.4	$478.4

Average Metal Prices

The table below outlines the average metal prices during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	% Change
Copper ($ per pound – LME)	$3.77	$4.38	(13.9)%
Copper ($ per pound – COMEX)	$3.78	$4.39	(13.9)%
Molybdenum ($ per pound)	$14.10	$17.17	(17.9)%
Zinc ($ per pound – LME)	$0.92	$1.09	(15.6)%
Silver ($ per ounce –COMEX)	$32.69	$31.74	3.0%

Net Sales.  Net sales for the three months ended March 31, 2012 increased by $203.9 million from the three months ended March 31, 2011. This 12.7% increase is attributable to a 25.5% increase in copper sales volume from increased production at all our open pit mines and higher molybdenum and silver sales volume reduced somewhat by lower copper, molybdenum and zinc prices as shown above.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2012 and 2011:

Copper Sales (million pounds):

	Three Months Ended March 31,
	2012	2011	Variance
Peruvian operations	181.7	169.6	12.1
Mexican open-pit	178.3	117.3	61.0
Mexican IMMSA unit	4.6	4.3	0.3
Other and intersegment elimination	(4.6)	(4.3)	(0.3)
Total	360.0	286.9	73.1

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2012 and 2011:

By-product Sales:

	Three Months Ended March 31,
(in million pounds except silver — in million ounces)	2012	2011
Peruvian operations
Molybdenum contained in concentrates	4.9	4.0
Silver	0.9	0.7

Mexican open-pit
Molybdenum contained in concentrates	5.3	5.4
Silver	2.2	1.6

Mexican IMMSA unit
Zinc – refined and in concentrate	54.4	54.4
Silver	1.4	1.2

Other and intersegment elimination
Zinc – refined and in concentrate	—	—
Silver	(0.6)	(0.4)

Total by-product sales
Molybdenum contained in concentrates	10.2	9.4
Zinc – refined and in concentrate	54.4	54.4
Silver	3.9	3.1

Sales value per segment:

	Three Months Ended March 31, 2012 (in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$687.7	$15.3	$695.4	$(15.3)	$1,383.1
Molybdenum	72.4	—	64.4	—	136.8
Zinc	—	53.6	—	0.2	53.8
Silver	72.1	44.5	29.5	(18.7)	127.4
Other	46.6	24.9	37.2	(3.9)	104.8
Total	$878.8	$138.3	$826.5	$(37.7)	$1,805.9

	Three Months Ended March 31, 2011 (in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated

Copper	$507.9	$18.6	$713.9	$(18.2)	$1,222.2
Molybdenum	86.2	—	63.1	—	149.3
Zinc	—	61.7	—	—	61.7
Silver	51.3	39.5	21.4	(12.4)	99.8
Other	24.4	22.7	22.7	(0.8)	69.0
Total	$669.8	$142.5	$821.1	$(31.4)	$1,602.0

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
United States	$500.6	$498.3
Mexico	420.0	289.9
Europe	356.9	316.4
Asia	148.0	154.7
Chile	138.3	128.4
Brasil	132.8	171.5
Peru	77.5	67.3
Other Latin America	31.8	11.3
Copper hedge	—	(35.8)
Total	$1,805.9	$1,602.0

Operating Costs and Expenses

Operating costs and expenses were $833.0 million in the first quarter of 2012 compared with $839.3 million in the first quarter of 2011.  The decrease of $6.3 million was primarily due to $15.0 million of lower cost of sales (exclusive of depreciation, amortization and depletion) partially offset by $6.3 million of higher depreciation, amortization and depletion, mainly at our Peruvian operations due to the acquisition of mine equipment for the Toquepala and Cuajone expansion.

Cost of sales (exclusive of depreciation, amortization and depletion) in the first quarter of 2012 was $721.9 million compared with $736.9 million in the same period of 2011.  The decrease of $15.0 million was primarily due to 1) $255.6 million of lower cost of material purchased from third parties mainly, at our Peruvian operations, net of 2) $144.5 million of higher metal inventory consumption and 3) $123.2 million of higher production cost.  The increase in production cost was principally due to $41.8 million of higher fuel and power costs, $15.6 million of higher labor cost, mainly due to salary increases and the appreciation of the local currencies and $65.8 million of higher repair and operating costs.

Non-Operating Income (Expense)

Non-operating income and expense was an expense of $33.3 million in the first quarter of 2012 compared to an expense of $44.4 million in the first quarter of 2011.  The decrease of $11.1 million was primarily due to 1) $5.8 million of gain on short-term investment resulting from the increase in the market value of our investment in trading securities, 2) $1.9 million of higher capitalized interest due to the increase in our capital investment projects, principally at the Toquepala and Cuajone, 3) $1.1 million of higher interest income due to higher investments and rates and 4) $1.9 million of positive variance in other income (expense) mainly due to a loss on debt prepayment of $1.4 million in the 2011 quarter.

Income taxes: The income tax provision for the first quarter 2012 and 2011 was $318.8 million and $238.1 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The increase in the effective tax rate to 33.9% for the first quarter of 2012 from 33.1% in the first quarter of 2011 is principally due to the effect of the new Peruvian special mining tax.

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

Segment Results Analysis

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the first quarter 2012 and 2011 (in millions):

	First Quarter		Variance
	2012	2011	Value	%
Net sales	$826.5	$821.1	$5.4	0.7%
Operating costs and expenses	(412.5)	(486.8)	74.3	15.3%
Operating income	$414.0	$334.3	$79.7	23.8%

Net sales in the first quarter of 2012 were $826.5 million compared with $821.1 million in the first quarter of 2011.  Net sales remained substantially the same in both quarters as higher sales volume was reduced by lower sales prices. Increase in sales volume in the 2012 quarter was due to a 12.5% increase in copper production at our two mines and increases in molybdenum (21%) and silver (14.2%) production.  Copper, molybdenum and silver prices decreased in the 2012 first quarter.  In addition, the first quarter 2011 period includes a loss on copper hedges of $18.2 million there was no gains or losses on copper hedges in the first quarter of 2012.

Operating costs and expenses in the first quarter of 2012 decreased by $74.3 million to $412.5 million from $486.8 million in the first quarter of 2011, primarily due to $78.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion). Cost of sales (exclusive of depreciation, amortization and depletion) for the first quarter of 2012 was $359.2 million compared to $437.5 million in the first quarter of 2011.  This decrease was mainly due to 1) $206.8 million of lower cost of copper purchases from third parties, net of; 2) $83.2 million of higher metal inventory consumption and 3) $46.7 million of higher production cost.  The increase in production cost was principally due to $17.9 million of higher cost for fuel and power, $4.4 million of higher labor cost, mainly due to salary increases and $24.4 million of higher repair and operating material costs.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the first quarter 2012 and 2011 (in millions):

	First Quarter		Variance
	2012	2011	Value	%
Net sales	$878.8	$669.8	$209.0	31.2%
Operating costs and expenses	(362.6)	(270.6)	(92.0)	(34.0)%
Operating income	$516.2	$399.2	$117.0	29.3%

Net sales in the first quarter of 2012 were $878.8 million compared to $669.8 million in the first quarter of 2011.  The increase of $209.0 million was principally due to the resumption of production at the Buenavista mine, which produced at full capacity in the 2012 period. As previously reported the Buenavista mine was on strike for almost three years and restored full production capacity by the end of April 2011.  Higher production at La Caridad, due to higher ore grades, also contributed to the increase in sales value. These increases in production were partially offset by the decrease in metal prices discussed above.  In addition, the first quarter 2011 period includes a loss on copper hedges of $17.6 million.

Operating costs and expenses in the first quarter of 2012 increased by $92 million to $362.6 million from $270.6 million in the same 2011 period, primarily due to $88.5 million of higher cost of sales (exclusive of depreciation, amortization and depletion). Cost of sales (exclusive of depreciation, amortization and depletion) was $319.6 million in the first quarter of 2012 compared to $231.1 million in the same period of 2011.  The increase in cost of sales included: 1) $68.7 million of higher production cost, mainly due to $60.4 million for the Buenavista operations and 2) $87.3 million of higher metal inventory consumption partially offset by 3) $39.9 million of lower cost of purchased concentrates, and 4) $22.3 million of rehabilitation cost at the Buenavista operations in 2011.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the first quarter 2012 and 2011 (in millions):

	First Quarter		Variance
	2012	2011	Value	%
Net sales	$138.3	$142.5	$(4.2)	(2.9)%
Operating costs and expenses	(91.7)	(81.2)	(10.5)	(12.9)%
Operating income	$46.6	$61.3	$(14.7)	(24.0)%

Net sales in the first quarter of 2012 were $138.3 million compared to $142.5 million in the first quarter of 2011.  This decrease was primarily due to the lower metal prices.

Operating costs and expenses in the first quarter of 2012, increased by $10.5 million to $91.7 million from $81.2 million in the first quarter 2011.  This increase was primarily due to $8.0 million of higher cost of sales (exclusive of depreciation, amortization and depletion) and $2.4 million of higher exploration cost.  Cost of sales (exclusive of depreciation, amortization and depletion) increased to $75.6 million from $67.6 million in the first quarter of 2011.  This increase primarily included: 1) $7.8 million of higher production cost, mainly fuel and power, 2) $5.5 million of a decrease in inventory, partially offset by 3) $2.7 million of lower purchased concentrates, and 4) $2.2 million of loss in currency translation.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 11 of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the first quarter 2012 and 2011 (in millions):

	First quarter
	2012	2011	Variance
Net cash provided from operating activities	$720.4	$515.1	$205.3
Net cash provided from (used for) investing activities	$117.4	$(228.2)	$345.6
Net cash used for financing activities	$(160.1)	$(501.7)	$341.6

Net cash provided from operating activities:

The first quarter 2012 and 2011 increase (decrease) in cash from working capital includes (in millions):

	First quarter
	2012	2011	Variance
Accounts receivable	$59.0	$74.4	$(15.4)
Inventories	11.8	(88.0)	99.8
Accounts payable and accrued liabilities	(34.8)	(24.2)	(10.6)
Other operating assets and liabilities	(11.1)	31.7	(42.8)
Total	$24.9	$(6.1)	$31.0

First quarter 2012:

In the first quarter 2012 net income was $623.6 million, approximately 86.6% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $76.9 million and $7.5 million of currency translation effect, which increased operating cash flow and $12.5 million of a deferred income tax benefit, which decreased operating cash flow.

In addition, in the first quarter of 2012 a decrease in working capital increased operating cash flow by $24.9 million.  The $59 million decrease in accounts receivable was attributable to higher collections than sales in the period.  The decrease in inventories of $11.8 million was primarily due to the processing and sale of copper in process at December 31, 2011 which was higher as a result of repairs at our Peruvian smelter.  The decrease in accounts payable and accrued liabilities was principally due to the payment of the 2011 participation provision to our Peruvian workforce in the first quarter of 2012. The net increase in other operating assets and liabilities was primarily due to an increase in prepaid tax and other expenses.

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

In addition, in the first quarter of 2011 an increase in working capital decreased operating cash flow by $6.1 million.  The decrease in accounts receivable value was due to higher collections in the period, principally at our Peruvian operations.  The increase in inventories of $88.0 million was primarily due to $34.4 million of higher anodes inventory at our Peruvian operations to cover a smelter maintenance scheduled for the second quarter 2011 and $47.3 million of higher metal inventory at our Mexican operations due to the restoring of production at the Buenavista mine.   The decrease in accounts payable and accrued liabilities was primarily due to a decrease in accrued workers’ participation due to the payment of the 2010 provision to our Peruvian work force in the first quarter of 2011, net of the first quarter 2011 provision in Mexico and Peru and an increase in accounts payable to suppliers in Mexico due to the restoring to the Buenavista mine.  The net decrease in other operating assets and liabilities was primarily due to a decrease in prepaid expenses.

Net cash provided from (used for) investing activities:

First quarter 2012:

Net cash provided from investing activities in the first quarter of 2012 included a use of cash of $177.4 million for capital expenditures.  The capital expenditures included $28 million of investments at our Peruvian operations: $3.9 million for the Toquepala expansion project, $20.4 million for the Cuajone expansion project and $3.7 million for various other replacement expenditures.  In addition, we spent $149.5 million at our Mexican operations: $65.0 million for the Buenavista mine expansion and new concentrator, $26.6 million for the new projects infrastructure at Buenavista, $7.0 million for the SXEW III project and $36.5 million for various other replacement expenditures at our Mexican open pit operations and $14.4 million at our IMMSA unit.  The first quarter 2012 investing activities also include proceeds from short-term investment of $294.7 million compared with a net purchase of short-term investment of $144.6 million in the first quarter of 2011. The 2011 period also included $11.3 million for our share of the investment in the development of the Tantahuatay gold project.

First quarter 2011:

Net cash used for investing activities in the first quarter of 2011 included $73.0 million for capital expenditures.  The capital expenditures included $18.9 million of investments at our Peruvian operations: $2.2 million for the Tia Maria project, $1.0 million for the Toquepala expansion project, $1.8 million for the Cuajone expansion project and $13.9 million for various other replacement expenditures.  In addition, we spent $54.1 million for replacement assets at our Mexican operations: $44.8 million of which was at our Mexican open pit operations, $7.8 million at our IMMSA unit and $1.5 million in other expenditures.  The first quarter 2011 investing activities also included spending of $144.6 million for the purchase of bonds classified as trading securities and $11.3 million for our share of the investment in the development of the Tantahuatay gold project.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2012 was $160.1 million, compared with $501.7 million in the first quarter of 2011.  The first quarter of 2012 includes a dividend distribution of $159.8 million, compared with a distribution of $493.0 million in the same period of 2011.  Also, the first quarter of 2011 includes a repurchase of $5.3 million of the Series B Yankee bonds and $1.4 million on loss related to this repurchase.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On February 28, 2012, we paid a dividend of $0.54 per share which included, a cash dividend of $0.19 per share totaling $159.8 million and a stock dividend of 0.0107 shares of common stock per share of SCC common stock or 8,998,486 shares, totaling $296.6 million or $0.35 per share at market price.  On April 23, 2012, our Board of Directors authorized a quarterly cash dividend of $0.53 per share to be paid on May 24, 2012 to SCC shareholders of record at the close of business on May 11, 2012.

Capital Investment and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources.  We expect to meet the cash requirements for these capital expenditures from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Investment and Exploration Program” under this Item 2.

Contractual Obligations:

There was no material change in our contractual obligations in the first quarter 2012.  Please refer to item 7 in our 2011 annual report on Form 10-K for further information regarding contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	First quarter 2012		First quarter 2011
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$721.9	2.217	$736.9	2.764
Add:
Selling, general and administrative	25.5	0.078	24.5	0.092
Treatment and refining charges	10.7	0.033	10.1	0.038
By-products revenue (1)	(419.5)	(1.288)	(372.6)	(1.397)
Net revenue on sale of metal purchased from third parties	(4.4)	(0.014)	(6.9)	(0.026)
Less:
Workers’ participation	(77.6)	(0.238)	(58.0)	(0.218)
Cost of metal purchased from third parties	(35.8)	(0.110)	(291.4)	(1.093)
Royalty charge and other, net	6.7	0.021	(37.0)	(0.139)
Inventory change	(57.6)	(0.177)	86.9	0.326
Operating cash cost	$169.9	0.522	$92.5	0.347

Subtract: by-product revenue and net revenue on sale of metal purchased from third parties	423.9	1.302	379.5	1.423

Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$593.8	1.824	$472.0	1.770

Total pounds of copper produced (in millions)	325.6		266.6

(1)                  Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

During the first quarter of 2012, there were no new accounting standard updates which impacted our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2012 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.7	$22.6	$1.1	$8.4

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Peru:
Peruvian inflation rate	1.0%	1.5%
Nuevo Sol/dollar devaluation/(appreciation) rate	(1.1)%	(0.1)%

Mexico:
Mexican inflation rate	1.0%	1.1%
Peso/dollar devaluation/(appreciation) rate	(8.1)%	(3.2)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2012 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect on net earnings
(in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$8.3
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(16.6)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$35.6
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(29.1)

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at March 31, 2012.  As most of our debt is at fixed rates, a change in market interest rates of 1% would not have a material impact on our cash flows.

Provisionally priced sales:

At March 31, 2012, we have recorded provisionally priced sales of 15.6 million pounds of copper, at an average forward price of $3.84 per pound.  Also we have recorded provisionally priced sales of 9.0 million pounds of molybdenum at the March 31,

2012 market price of $14.00 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

Derivative instruments:

As part of our risk management policy, we occasionally use derivative instruments to (i) safeguard corporate assets; (ii) insure the value of our future revenue stream, and (iii) lessen the impact of unforeseen market swings of our sales revenues.  To comply with these objectives we, from time to time, enter into commodity price derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing us to market risk.

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

The following table summarizes the copper derivative activity related to copper sales transactions realized in the first quarter 2012 and 2011:

	2012	2011
Zero cost collar contracts:
Pounds (in millions)	46.3	105.8
Average LME cap price	$5.18	$4.84
Average LME floor price	$3.50	$3.02

Swap contracts:
Pounds (in millions)	—	119.6
Weighted average COMEX price	—	$4.08

Realized loss on copper derivatives (in millions)	—	$(35.8)

As of March 31, 2012 we do not hold copper derivative contracts.

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

Short-term Investment:

Short-term investments were as follows ($ in millions):

	March 31,	December 31,
	2012	2011
Trading securities	$220.0	$514.6
Weighted average interest rate	1.33%	1.37%

Available for sale	7.3	7.3
Weighted average interest rate	0.52%	0.58%
Total	$227.3	$521.9

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of March 31, 2012, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2012 and December 31, 2011, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as gain on short-term investment in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	First quarter ended March 31,
	2012		2011
Trading:
Interest earned	$0.8		$0.4
Unrealized loss	$2.6		—

Available for sale:
Interest earned	(*	)	(*	)
Investment redeemed	$0.3		$0.4

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2012, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

May 2, 2012

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings:

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2012. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012.

Item 4.- Mine Safety Disclosures

Not applicable

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

4.2

(a) Indenture governing $600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference). (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3	Form of 6.375% Note (included in Exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.6

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

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

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.2	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K/A incorporated herein by reference).

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

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and 2011; (ii) the Condensed Consolidated Statement of comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 2, 2012

/s/ Genaro Guerrero
Genaro Guerrero
Vice President, Finance and Chief Financial Officer

May 2, 2012

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

4.2

(a) Indenture governing $600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference). (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3	Form of 6.375% Note (included in Exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.6

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

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

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.2	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K/A incorporated herein by reference).

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

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and 2011; (ii) the Condensed Consolidated Statement of comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.