Form 10-Q
period 2012-06-30
SOUTHERN COPPER CORP/
filed 2012-08-03
CIK 1001838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 East Missouri Avenue, Suite 160, Phoenix, AZ	85014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 264-1375

1440 East Missouri Avenue, Suite C-175, Phoenix, AZ.

(former name, former address and former fiscal year,
if changed since last report)

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

As of July 31, 2012 there were outstanding 848,844,400 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2012 and 2011	3

	Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	4

	Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011	5

	Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-40

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	41-43

Item 4.	Controls and procedures	44

	Report of Independent Registered Public Accounting Firm	45

Part II. Other Information:

Item 1.	Legal Proceedings	46

Item 1A.	Risk factors	46

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	46

Item 4.	Mine Safety Disclosures	46

Item 6.	Exhibits	47-48

	Signatures	49

	List of Exhibits	50-51

Exhibit 15.0	Independent Accountants’ Awareness Letter	52

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	56

Exhibit 101

Financial statements for the three and six months ended June 30, 2012 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 8)	$1,659,876	$1,801,498	$3,465,812	$3,403,517
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	667,876	695,977	1,389,803	1,432,837
Selling, general and administrative	25,362	25,744	50,793	50,316
Depreciation, amortization and depletion	78,428	72,898	155,372	143,542
Exploration	12,600	8,147	21,325	15,365
Total operating costs and expenses	784,266	802,766	1,617,293	1,642,060

Operating income	875,610	998,732	1,848,519	1,761,457

Interest expense	(47,409)	(48,297)	(94,584)	(95,861)
Capitalized interest	3,201	1,357	6,062	2,293
Gain (loss) on short-term investment	(352)	—	5,483	—
Gain on sale of investment	18,200		18,200
Other income	476	6,728	1,876	6,148
Interest income	3,563	3,534	7,410	6,245
Income before income taxes	853,289	962,054	1,792,966	1,680,282

Income taxes	309,973	301,935	628,742	540,016
Net income before equity earnings of affiliate	543,316	660,119	1,164,224	1,140,266

Equity earnings of affiliate	22,020	—	24,674	—

Net income	565,336	660,119	1,188,898	1,140,266

Less: Net income attributable to the non-controlling interest	1,789	2,082	3,921	3,853

Net income attributable to SCC	$563,547	$658,037	$1,184,977	$1,136,413

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.66	$0.77	$1.40	$1.32
Dividends paid	$0.53	$0.55	$1.07	$1.13
Weighted average common shares outstanding - basic and diluted	849,461	857,493	849,720	858,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$565,336	$660,119	$1,188,898	$1,140,266

Other comprehensive income (loss) net of tax:
Derivative instruments classified as cash flow hedge:
Decrease in accumulated unrealized loss (gain) in the period		18,049	(5,447)	61,829
Add:
Reclassification adjustment for losses included in net income	—	5,264	—	27,211
Unrealized loss on derivative instruments classified as cash flow hedges	—	23,313	(5 ,447)	89,040

Total comprehensive income	$565,336	$683,432	$1,183,451	$1,229,306

Comprehensive income attributable to the non-controlling interest	$1,789	$2,155	$3,964	$4,104
Comprehensive income attributable to SCC	$563,547	$681,277	$1,179,487	$1,225,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2012	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,079,371	$848,118
Short-term investments	373,756	521,955
Accounts receivable trade	618,601	695,104
Accounts receivable other (including related parties 2012 - $2,455 and 2011 - $1,988)	201,920	188,477
Inventories	625,567	651,896
Deferred income tax	89,874	88,797
Other current assets	82,563	107,156
Total current assets	3,071,652	3,101,503

Property, net	4,666,183	4,419,885
Leachable material, net	182,214	122,985
Intangible assets, net	109,852	110,436
Deferred income tax	158,027	145,251
Other assets	185,167	162,641
Total assets	$8,373,095	$8,062,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable (including related parties 2012 -$7,557 and 2011 - $4,392)	384,853	443,132
Accrued income taxes	80,161	182,491
Deferred income tax	39,860	39,860
Accrued workers’ participation	152,746	245,139
Accrued interest	59,130	59,906
Other accrued liabilities	31,627	12,349
Total current liabilities	758,377	992,877

Long-term debt	2,731,040	2,735,732
Deferred income taxes	129,962	125,191
Non-current taxes payable	66,982	66,982
Other liabilities and reserves	46,718	43,665
Asset retirement obligation	63,693	61,971
Total non-current liabilities	3,038,395	3,033,541

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	1,195,969	1,039,382
Retained earnings	4,130,282	3,852,054
Accumulated other comprehensive income	7,427	12,874
Treasury stock, at cost, common shares	(789,223)	(897,852)
Total Southern Copper Corporation stockholders’ equity	4,553,301	4,015,304
Non-controlling interest	23,022	20,979
Total equity	4,576,323	4,036,283

Total liabilities and equity	$8,373,095	$8,062,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net income	$565,336	$660,119	$1,188,898	$1,140,266
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	78,428	72,898	155,372	143,542
Equity earnings of affiliate, net of dividends received	(16,939)	—	(16,939)	—
Loss (income) on currency translation effect	(14,191)	(2,526)	(6,660)	5,653
Provision (benefit) for deferred income taxes	31,817	21,241	19,308	(16,502)
Gain on sale of investment	(18,200)		(18,200)
Gain on sale of property	(1,058)	(6,410)	(1,058)	(6,410)
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	4,013	(206,335)	63,060	(131,961)
Inventories	(44,712)	19,554	(32,900)	(68,448)
Accounts payable and accrued liabilities	(199,645)	(416,958)	(234,500)	(441,212)
Other operating assets and liabilities	(7,782)	61,131	(18,907)	92,858
Net cash provided from operating activities	377,067	202,714	1,097,474	717,786

INVESTING ACTIVITIES
Capital expenditures	(230,303)	(110,655)	(407,720)	(183,644)
Proceeds from (purchase of) short-term investments, net	(146,495)	(4,734)	148,199	(149,363)
Payments to development stage properties accounted for as equity method investments	—	(4,593)	—	(15,911)
Sale of investment	18,200		18,200
Sale of property	5,182	8,132	5,280	8,855
Net cash used for investing activities	(353,416)	(111,850)	(236,041)	(340,063)

FINANCING ACTIVITIES
Debt repaid	(5,000)	(5,000)	(5,000)	(10,250)
Dividends paid to common stockholders	(450,349)	(476,000)	(610,160)	(969,004)
Distributions to non-controlling interest	(1,248)	(1,412)	(1,720)	(3,605)
Repurchase of common shares	(33,184)	(148,068)	(33,184)	(148,068)
Other	451	714	604	(504)
Net cash used for financing activities	(489,330)	(629,766)	(649,460)	(1,131,431)

Effect of exchange rate changes on cash and cash equivalents	26,869	19,446	19,280	14,872

Increase (decrease) in cash and cash equivalents	(438,810)	(519,456)	231,253	(738,836)

Cash and cash equivalents, at beginning of period	1,518,181	1,973,297	848,118	2,192,677
Cash and cash equivalents, at end of period	$1,079,371	$1,453,841	$1,079,371	$1,453,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2012 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011.  The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2011 and notes included in the Company’s 2011 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30, 2012	At December 31, 2011

Trading securities	$367.3	$514.6
Weighted average interest rate	1.01%	1.37%

Available for sale	$6.4	$7.3
Weighted average interest rate	0.54%	0.58%
Total	$373.7	$521.9

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2012 and December 31, 2011, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2012 and December 31, 2011, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as gain on short-term investment in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2012		2011		2012		2011
Trading securities:
Interest earned	$0.9		$1.0		$1.6		$1.4
Unrealized gain (loss)	0.1		(3.3)		5.1		(0.9)

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.9		$0.4		$1.2		$0.8

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At June 30, 2012	At December 31, 2011
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$110.8	$93.3
Work-in-process	230.5	296.1
Supplies at average cost	284.3	262.5
Total current inventory	$625.6	$651.9

Inventory, long-term
Long-term leach stockpiles	$182.2	$123.0

During the six months ended June 30, 2012 and 2011 total leaching costs capitalized as long-term inventory of leachable material amounted to $101.2 million and $54.1 million, respectively. Long-term leaching inventories recognized as cost of sales amounted to $35.3 million and $23.6 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2012 and 2011 were as follows ($ in millions):

	2012	2011

Income tax provision	$628.7	$540.0
Effective income tax rate	35.1%	32.1%

These provisions include income taxes for Peru, Mexico and the United States. The increase in the effective tax rate in the first six months of 2012 from the tax rate in the 2011 period is principally caused by the new special mining tax in Peru, see below, and by the increase in dividends remitted from Mexico in 2012, which required a supplemental provision for U.S. income tax.

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

Special Mining Tax

In September 2011, the Peruvian government enacted a new tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for the first 10% of operating income and for each additional 5% of operating income is increased by 0.4% until 85% of operating income is reached.  The Company has accrued $28.4 million for the special mining tax and is included as part of the income tax provision for the first six months of 2012.

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

NOTE 5 — PROVISIONALLY PRICED SALES:

At June 30, 2012, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2012 market price per pound.  These sales are subject to final pricing based on the average monthly

London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2012:

Copper (million lbs.)	Priced at (per pound)	Month of Settlement
26.2	$3.491	July 2012
21.6	3.490	August 2012
47.8	$3.491

Molybdenum (million lbs.)	Priced at (per pound)	Month of Settlement
3.4	$13.13	July 2012
3.4	13.13	August 2012
2.2	13.13	September 2012
9.0	$13.13

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

The following table summarizes the copper derivative activity related to copper sales transactions realized in the second quarter and first six months of 2012 and 2011, respectively:

	Second quarter		First six months
	2012	2011	2012	2011
Zero cost collar contracts:
Pounds (in millions)	—	105.8	46.3	211.6
Average LME cap price	—	$4.84	$5.18	$4.84
Average LME floor price	—	$3.02	$3.50	$3.02

Swap contracts:	—
Pounds (in millions)	—	112.4	—	232.0
Weighted average COMEX price	—	$4.08	—	$4.08

Realized loss on copper derivatives (in millions)	—	$8.6	—	$44.3

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

During the second quarter of 2012 and as of June 30, 2012, the Company did not hold copper derivative contracts.

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

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2012 and 2011 (in millions):

	2012	2011

Balance as of January 1	$62.0	$59.1
Changes in estimates	—	—
Additions	—	—
Accretion expense	1.7	1.7
Balance as of June 30,	$63.7	$60.8

NOTE 8 — RELATED PARTY TRANSACTIONS:

Receivable and payable balances with related parties are shown below (in millions):

	As of
	June 30, 2012	December 31, 2011
Affiliate receivable:
Grupo Mexico, S.A.B de C.V. (“Grupo Mexico”) and affiliates	$0.8	$0.7
Asarco LLC (“Asarco”)	—	0.2
Compania Perforadora Mexico, S.A.P.I. de C.V.	0.3	0.1
Mexico Proyectos y Desarrollos, S.A de C.V. and affiliates	1.3	1.0
	$2.4	$2.0
Affiliate payable:
Grupo Mexico and affiliates	$4.5	$2.0
Asarco	1.0	—
Higher Technology S.A.C.	0.5	0.1
Breaker S.A. de C.V	0.2	0.2
Exploraciones Mineras del Peru S.A.C.	—	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.4	0.5
Ferrocarril Mexicano, S.A. de C.V.	1.0	1.3
	$7.6	$4.4

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates.  These transactions include the lease of office space, air transportation and construction services and products and services related to mining and refining.  The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes.  These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions.  It is the Company’s policy that the Audit Committee of the Board of

Directors shall review all related party transactions.  The Company is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Audit Committee.

Purchase Activity:

The following table summarizes the purchase activity with related parties in the six months ended June 30, 2012 and 2011 (in millions):

	Six months ended June 30,
	2012	2011
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$6.9	$7.0
Asarco	16.4	7.7
Ferrocarril Mexicano, S.A de C.V.	7.4	4.1
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	1.1	0.4
Consorcio Tricobre	—	0.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	24.8	15.9

Other Larrea family companies:
Mexico Compania de Productos Automotrices, S.A. de C.V.	—	0.2
Mextransport	1.5	1.3

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	1.5	0.9
Servicios y Fabricaciones Mecanicas S.A.C.	0.1	0.2
Sempertrans France Belting Technology	—	0.2
PIGOBA, S.A. de C.V.	0.1	0.1
Breaker, S.A. de C.V.	1.2	2.9
Total purchased	$61.0	$41.4

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

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Constructora Industrial and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. These three companies are subsidiaries of Grupo Mexico.

In the first six months of 2012, the Company’s Peruvian operations paid fees for engineering and consulting services provided by Exploraciones Mineras del Peru S.A.C.,  a Peruvian company in which Grupo Mexico Servicios de Ingenieria, S.A. de C.V and Mexico Proyectos y Desarrollos, S.A. de C. V. have a 99.97% and 0.03% participation, respectively. Both companies are subsidiaries of Grupo Mexico.

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

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mextransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  One of these loans has been repaid and the remaining loan requires semi-annual repayments. Conditions and balance as of June 30, 2012 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at June 30, 2012 (in millions)	$1.9

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

Sales Activity:

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates, a subsidiary of Grupo Mexico, and from Mextransport, a company of the Larrea family.

The following table summarizes the sales and other revenue activity in the three and six months ended June 30, 2012 and 2011 (in millions):

	3 Months Ended June 30,		6 Months Ended June 30,
	2012	2011	2012	2011

Asarco	$0.4	$34.6	$11.4	$52.5
Mexico Proyectos y Desarrollos, S.A. de C.V.	0.1	—	0.2	—
Mextransport	0.1	—	0.8	—
Total	$0.6	$34.6	$12.4	$52.5

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 9- BENEFIT PLANS:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the six months ended June 30, 2012 and 2011 are as follows (in millions):

	2012		2011
Interest cost	$0.3		$0.3
Expected return on plan assets	(0.4)		(0.3)
Amortization of net loss (gain)	0.1		(*	)
Net periodic benefit costs	$ (*	)	$ (*	)

(*) amount is lower than $0.1 million

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the six months ended June 30, 2012 and 2011 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the six months ended June 30, 2012 and 2011 are as follows (in millions):

	2012		2011

Interest cost	$0.3		$0.3
Service cost	0.5		0.5
Expected return on plan assets	(1.4)		(1.7)
Amortization of transition assets, net	(*	)	(*	)
Amortization of net actuarial loss	(0.4)		(0.8)
Amortization of prior services cost	(*	)	(*	)
Net periodic benefit cost	$(1.0)		$(1.7)

(*) amount is lower than $0.1 million

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic cost for the six months ended June 30, 2012 and 2011 are as follows (in millions):

	2012		2011

Interest cost	$0.7		$1.9
Service cost	(*	)	(*	)
Amortization of net loss (gain)	(0.2)		(*	)
Amortization of transition obligation	(*	)	0.8
Net periodic benefit cost	$0.5		$2.7

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

Environmental capital expenditures in the six months ended June 30, 2012 and 2011 were as follows (in millions):

	2012	2011

Peruvian operations	$2.1	$1.1
Mexican operations	10.7	3.7
	$12.8	$4.8

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

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company has initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $28.2 million through June 30, 2012.  The program is expected to be completed by the end of 2013.  The Company expects that once the site is remediated, the Company will be able to promote an urban development to generate a net gain on the disposal of the property.

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

2)              In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Arenas Rodriguez and others, represented by Mr. Cornejo Flores, v. SCC’s Peruvian Branch (filed January 2009); Eduardo Chujutalli v. SCC’s Peruvian Branch (filed May 2011); Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Silvestre Macedo Condori v. SCC’s Peruvian Branch (filed June 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); Indalecio Carlos Perez Cano and others v. SCC Peruvian Branch (filed March 2012);  Jesús Mamani Chura and others v. SCC’s Peruvian Branch (filed March, 2012) and Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March, 2012).  SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At June 30, 2012, resolution of the appeal was pending.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet). On October, 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At June 30, 2012, resolution of the appeal was pending.

Omar Nunez Melgar:

In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute (“INGEMMET”) and the MINEM challenging the denial of Mr. Nunez’s concession request that conflicted with SCC’s Branch’s Virgen Maria concession, which forms part of the Tia Maria concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of June 30, 2012, this case remains open with no further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010, three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo Mexico, AMC and SCC.  The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On April 13, 2010, the Company filed a motion to dismiss the plaintiffs’ complaint.  On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction.  On April 5, 2011, the plaintiffs filed a notice of appeal in this case.  At June 30, 2012, resolution of the appeal was pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

The San Martin and Taxco mines in Mexico have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court establish the Company’s responsibility for the strike and that it define the termination payment for each unionized worker.  The court denied the petition alleging that according to Federal labor law, the union was the legitimate party to file the petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition of the Company.  In July 2011, the union appealed the favorable court decision before the Supreme Court.  At June 30, 2012, resolution of the appeal was pending.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and to take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court again issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. On January 25, 2012, the mining union appealed the resolution before the federal court.  On June 14, 2012, the federal court accepted the union’s appeal and requested the federal labor court to issue a new resolution, taking into account all evidence submitted by the parties.

Other legal matters:

Class actions:

Lemon Bay, LLP v. Americas Mining Corporation (“AMC”), et al.:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”), which was completed effective April 1, 2005. On January 31, 2005, the three actions - Lemon Bay, LLP v. AMC, et al., Civil Action No. 961-N, Therault Trust v. Luis Palomino Bonilla, et al., and Southern Peru Copper Corporation et al., Civil Action No. 969-N, and James Sousa v. Southern Peru Copper Corporation, et al., Civil Action No. 978-N — were consolidated into one action, captioned, In re Southern Peru Copper Corporation Shareholder Derivative Litigation, Consol. Civil Action No. 961-N; the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit. The consolidated action purports to be brought on behalf of the Company and its common stockholders; the defendants in the consolidated action are AMC, German Larrea Mota-Velasco, Genaro Larrea Mota-Velasco, Oscar Gonzalez Rocha, Emilio Carrillo Gamboa, Jaime Fernando Collazo Gonzalez, Xavier Garcia de Quevedo Topete, Armando Ortega Gomez and Juan Rebolledo Gout (together, the “AMC Defendants”), Carlos Ruiz Sacristan, Harold S. Handelsman, Gilberto Perezalonso Cifuentes, and Luis Miguel Palomino Bonilla (together, the “Special Committee Defendants”).

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

On January 20, 2012, the AMC defendants appealed the Court’s decisions. On the same date, SCC appealed the Court’s decision related to the award of attorneys’ fees and expenses.  On May 3, 2012, the Court accepted the security provided by AMC and granted a stay of the judgment pending final resolution of the appeal.

Oklahoma Firefighters Pension & Retirement System et al. v. SCC:

Four purported class action derivative lawsuits filed in the Delaware Court of Chancery (Oklahoma Firefighters Pension & Retirement System et al. v. SCC et al., Gary Martin et al. v. SCC et al., Thomas Griffin et al. v. SCC et al., and Sheet Metal Workers Pension Plan of Northern California et al. v. SCC et al.) from August 2010 to October 2010 relating to the proposed combination of the Company with AMC, the parent company of Asarco, have been dismissed in light of AMC’s October 28, 2011 announcement that it had withdrawn the proposed transaction to combine the Company with AMC.

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

The Company has decided to prepare a new environmental impact assessment (“EIA”) study that we believe will take into account local community concerns, new government guidance and observations from the United Nations Organism hired by MINEM for this purpose. The Company considers that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project. The Company is confident that this initiative will have a positive effect on its stakeholders and will allow the Company to obtain the approval for the development of the 120,000 ton annual production copper project. As a consequence, and contingent upon receiving all required governmental approvals in the time frame provided for in the law, the mining operations for the project have been rescheduled to start-up in 2015.  No assurances can be given as to the specific timing of each such approval.

The Company has legal and valid title to the Tia Maria mining concessions and the over-lapping surface land in the area. None of above noted activities have in any way challenged, revoked, impaired or annulled the Company´s legal rights to the Tia Maria mining concessions and/or the over-lapping surface land titles acquired in the past. All the Company’s property rights on these areas are in full force.

In view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through June 30, 2012, is $485.8 million. As the project is currently on hold, some of the equipment has been transferred to other Company operations in Mexico and Peru.  Should the Tia Maria project not be restarted, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company. At June 30, 2012, equipment transferred to other Company operations totaled $175.8 million.  The Company believes that an impairment loss, if any, will not be material.

Other commitments:

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”). In connection with the sale, a power purchase agreement (“PPA”)  was also completed under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, commencing in 1997.

The Company signed in 2009 a Memorandum of Understanding (“MOU”) with Enersur regarding its PPA. The MOU contains new economic terms that the Company believes better reflects current economic conditions of the power industry in Peru. The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009. Additionally, the MOU includes an option for providing power for the Tia Maria project.  However, due to the delay at the Tia Maria project the final agreement was put on hold, see caption “Tia Maria” above.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4, “Income taxes”).

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$819.8	$94.1	$746.0		$1,659.9
Intersegment sales		37.7		$(37.7)
Cost of sales (exclusive of depreciation, amortization and depletion)	312.1	69.8	332.7	(46.7)	667.9
Selling, general and administrative	8.4	3.6	12.1	1.3	25.4
Depreciation, amortization and depletion	35.7	6.3	39.0	(2.6)	78.4
Exploration	2.5	6.7	3.4	—	12.6
Operating income	$461.1	$45.4	$358.8	$10.3	875.6
Less:
Interest, net					(40.6)
Loss on short term investment					(0.4)
Gain on sale of investment					18.2
Other income (expense)					0.5
Income taxes					(310.0)
Equity earnings of affiliate					22.0
Non-controlling interest					(1.8)
Net income attributable to SCC					$563.5

Capital expenditure	$268.2	$13.7	$60.2	$(111.8)	$230.3
Property, net	$2,049.5	$334.4	$2,118.8	$163.5	$4,666.2
Total assets	$3,704.0	$770.8	$3,116.1	$782.2	$8,373.1

	Three Months Ended June 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$900.8	$108.0	$792.7		$1,801.5
Intersegment sales		35.5		$(35.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	296.5	76.0	362.8	(39.3)	696.0
Selling, general and administrative	8.6	3.7	11.8	1.7	25.8
Depreciation, amortization and depletion	32.8	5.9	34.8	(0.6)	72.9
Exploration	0.8	4.8	2.5	—	8.1
Operating income	$562.1	$53.1	$380.8	$2.7	998.7
Less:
Interest, net					(43.4)
Other income (expense)					6.7
Income taxes					(301.9)
Non-controlling interest					(2.1)
Net income attributable to SCC					$658.0

Capital expenditure	$61.5	$8.5	$40.7	$—	$110.7
Property, net	$1,627.8	$301.6	$2,150.3	$50.4	$4,130.1
Total assets	$2,892.8	$744.0	$2,844.7	$1,312.6	$7,794.1

	Six Months Ended June 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,698.6	$194.7	$1,572.5		$3,465.8
Intersegment sales		75.4		$(75.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	631.7	145.4	691.9	(79.2)	1,389.8
Selling, general and administrative	17.1	7.2	24.6	2.0	50.9
Depreciation, amortization and depletion	69.3	12.6	78.0	(4.6)	155.3
Exploration	3.2	12.9	5.2	—	21.3
Operating income	$977.3	$92.0	$772.8	$6.4	1,848.5
Less:
Interest, net					(81.1)
Gain on short term investment					5.4
Gain on sale of investment					18.2
Other income (expense)					1.9
Income taxes					(628.7)
Equity earnings of affiliate					24.7
Non-controlling interest					(3.9)
Net income attributable to SCC					$1,185.0

Capital expenditure	$403.3	$28.1	$88.1	$(111.8)	$407.7
Property, net	$2,049.5	$334.4	$2,118.8	$163.5	$4,666.2
Total assets	$3,704.0	$770.8	$3,116.1	$782.2	$8,373.1

	Six Months Ended June 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,570.6	$219.1	$1,613.8		$3,403.5
Intersegment sales		66.9		$(66.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	527.6	143.6	800.3	(38.7)	1,432.8
Selling, general and administrative	16.8	7.2	24.1	2.2	50.3
Depreciation, amortization and depletion	63.5	12.2	69.0	(1.2)	143.5
Exploration	1.4	8.6	5.3	0.1	15.4
Operating income	$961.3	$114.4	$715.1	$(29.3)	1,761.5
Less:
Interest, net					(87.3)
Other income (expense)					6.1
Income taxes					(540.0)
Non-controlling interest					(3.9)
Net income attributable to SCC					$1,136.4

Capital expenditure	$106.3	$16.4	$60.0	$0.9	$183.6
Property, net	$1,627.8	$301.6	$2,150.3	$50.4	$4,130.1
Total assets	$2,892.8	$744.0	$2,844.7	$1,312.6	$7,794.1

NOTE 12 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2012 and 2011 is as follows (in millions):

	2012	2011
Southern Copper common shares
Balance as of January 1,	$734.1	$461.0
Purchase of shares	33.2	148.0
Stock dividend	(151.4)	—
Used for corporate purposes	(0.3)	(0.5)
Balance as of June 30,	615.6	608.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	163.7	161.7
Other activity, including dividend, interest and currency translation effect	9.9	14.3
Balance as of June 30,	173.6	176.0

Treasury stock balance as of June 30,	$789.2	$784.5

The following table summarizes share distributions in the first six months of 2012 and 2011:

	2012	2011
Southern Copper common shares
Directors’ Stock Award Plan	14,400	14,400

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.1	3.5

Southern Copper Common Shares:

At June 30, 2012 and 2011, there were in treasury 35,751,686 and 39,163,606 SCC’s common shares, respectively.

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program.  On July 28, 2011, the Company´s Board of Directors approved an increase of the SCC share repurchase program from $500 million to $1.0 billion.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $31.51	($ in millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	04/23/12	278,486	30.23	42,750,636		8.4
05/30/12	05/31/12	500,000	28.57	43,250,636		14.3
06/01/12	06/30/12	370,000	28.33	43,620,636		10.5
Total second quarter		1,148,486	28.89			33.2

Total purchased		43,620,636	$17.51		7,493,007	$764.0

As a result of this repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 81% as of June 30, 2012.

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

The activity of the plan in the six-month period ended June 30, 2012 and 2011 is as follows:

	2012	2011

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(271,200)	(256,800)
Granted in the period	(14,400)	(14,400)
Total shares granted at June 30,	(285,600)	(271,200)

Remaining shares reserved	314,400	328,800

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

The stock based compensation expense for the six months ended June 30, 2012 and 2011 and the unrecognized compensation expense as of June 30, 2012 and 2011 under this plan were as follows (in millions):

	2012	2011

Stock based compensation expense	$1.1	$1.1
Unrecognized compensation expense	$5.3	$7.4

The unrecognized compensation expense under this plan is expected to be recognized over the remaining two and one-half year period. The following table presents the stock award activity of the Employee Stock Purchase Plan for the six months ended June 30, 2012 and 2011:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2012	7,270,341	$1.16
Granted	—	—
Exercised	(36,303)	1.16
Forfeited	(90,204)	1.16
Outstanding shares at June 30, 2012	7,143,834	$1.16

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(3,338,992)	1.16
Forfeited	(128,986)	1.16
Outstanding shares at June 30, 2011	7,452,715	$1.16

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

The stock based compensation expense for the six months ended June 30, 2012 and 2011 and the unrecognized compensation expense as of June 30, 2012 and 2011 under this plan were as follows (in millions):

	2012	2011

Stock based compensation expense	$0.5	$0.3
Unrecognized compensation expense	$3.5	$4.0

The unrecognized compensation expense under this plan is expected to be recognized over the remaining six and one-half year period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the six months ended June 30, 2012:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2012	3,807,146	$2.05
Granted	—	—
Exercised	(646,065)	2.05
Forfeited	(72,863)	2.05
Outstanding shares at June 30, 2012	3,088,218	$2.05

Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2011	3,901,901	$2.05

NOTE 13 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the six months ended June 30, 2012 and 2011 (in millions):

	2012	2011

Balance as of January 1,	$21.0	$20.0
Net earnings	3.9	3.8
Dividend paid	(1.7)	(3.6)
Other	(0.2)	(0.2)
Balance as of June 30,	$23.0	$20.0

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011 (in millions):

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$2,741.0	$3,091.2	$2,745.7	$2,974.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2012 and December 31, 2011:

	Fair Value at June 30, 2012 Using:				Fair Value at December 31, 2011 Using:
Description	Fair Value as of June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$367.3	$367.3			$514.6	$514.6
- Available for sale debt securities:
Corporate bonds	0.4		$0.4		0.5		$0.5
Asset backed obligations	0.1		0.1
Mortgage backed securities	5.9		5.9		6.8		6.8

Accounts receivable:
-Derivatives — Classified as cash flow hedges:
Zero cost collar					8.9		8.9
- Derivatives — Not classified as hedges:
Provisionally priced sales:
Copper	166.8	166.8			221.5	221.5
Molybdenum	117.9	117.9	—		138.1	138.1	—	—
Total	$658.4	$652.0	$6.4	$—	$890.4	$874.2	$16.2	$—

The Company’s short-term trading securities investments are classified as Level 1 because they are valued using quoted prices of the same securities.  The Company’s short-term available-for-sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.

Derivatives are valued using financial models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates and a set of probabilities.  The Company generally classifies these instruments within Level 2 of the valuation hierarchy.  Such derivatives at December 31, 2011, include zero cost collars.

The Company’s accounts receivables associated with provisionally priced copper sales are valued using quoted market prices based on the forward price on the LME or on the COMEX.  Such value is classified within Level 1 of the fair value hierarchy.  Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the first six months of 2011.

6 months ended June 30, 2011
Available for sale debt securities:
	Corporate bonds	Mortgage backed securities	Total

Balance as of January 1,	$—	$1.2	$1.2
Unrealized gain (loss)			—
Purchases			—
Sales			—
Issuance			—
Settlements			—
Transfers in/out of Level 3	—	(1.2)	(1.2)
Balance as of June 30,	$—	$—	$—

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On July 26, 2012 the Board of Directors authorized a quarterly dividend of 24 cents per share payable on August 28, 2012 to SCC shareholders of record at the close of business on August 15, 2012.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC” the “Company” “our” and “we”).  This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.  Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2011.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  The average LME copper price was $3.67 per pound in the first half of 2012  14% lower than in the first half of 2011. Average molybdenum, silver and zinc prices in the first half of 2012 also decreased 18%, 11% and 14%, respectively, over average prices in the first half of 2011.

•            Sales structure. In the first half of 2012 approximately 77% of our revenue came from the sale of copper, 7% from molybdenum, 7% from silver and 9% from various other products, including zinc, gold and other materials.

•          Metals market. During the first half of 2012 metal markets continued to be driven by negative macroeconomic events that affected consumer expectations, the most important ones being Europe’s debt crisis, particularly the problems in Spain and Italy and the possibility of a slowdown of the Chinese economy.  Even though we believe copper fundamentals are sound for 2012, demand has been repeatedly negatively influenced by the macro outlook for Europe and China.

At present we perceive a difference in the situations of the Asian markets and the developed markets. In China, several sources point to a growth in demand of approximately 7 to 8% for this year, which should give support to the copper market in the next few months.  In the United States and Europe, although demand is weak, inventories are extremely tight and we see them increasing to more normal levels over the next 12 months, particularly in the United States.

Demand from emerging economies is also growing, somewhat offsetting the weaker consumption in the European and United States markets. Some analyst currently estimate that there will be a total refined copper demand growth of 3.5% for 2012.  If we consider global copper demand of about 19.3 million tons, this would represent approximately 675,000 tons of additional refined copper demand. On the supply side, production has underperformed badly in 2011, due to labor unrest, power shortages, weather conditions and ore grade declines. We see these events continuing in 2012, constraining supply and maintaining tightness in the copper market.

Regarding molybdenum, our main by-product, even though we saw a 4% molybdenum demand growth in 2011, analysts estimate that the market still shows a 2.6% surplus supply of this metal. We expect that in 2012 the balance between supply and demand will decrease the current market surplus, thereby improving market prices in the near future. Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. Another relatively new usage of this metal is in lubricants and sulfur filtering of heavy oils.

Regarding silver and zinc, we believe that silver prices will have strong support in the coming months due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.  In addition, we believe that zinc has very good long term fundamentals due to its significant industrial consumption; however, inventories are currently at a relatively high level which tends to maintain a relatively stable zinc price.

•            Production. We maintain our 2012 production guidance of 640,000 tons of copper, which includes 3% of copper purchased from third parties. We expect molybdenum production in 2012 to be about 17,200 tons, while zinc and silver production should be around the same level as 2011.

•            Capital Expenditures. In the first half of 2012, we spent $407.7 million on capital expenditures and we will continue with our capital investment projects at the Buenavista mine, as well as at the Toquepala and Cuajone expansions. In addition, in the first half of 2012 we spent $21.3 million on our exploration programs.

Tantahuatay mine: This mine, in which we hold a 44.2% interest, is located in Cajamarca, in northern Peru.  Production started in August 2011 and in the first six months of 2012 the mine produced 66,700 ounces of gold and 418,600 ounces of silver.  In the first six months of 2012, we have recognized $24.7 million in earnings (see “Equity earnings of affiliate”, in our Statement of Earnings) for our share of the net income of the mine.

Peruvian Labor matters: Approximately 60% of the 4,328 Company’s Peruvian workers were unionized at June 30, 2012, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.  Collective bargaining agreements with these unions will expire during 2012.  The Company has started negotiations with some of these unions and expects that they will likely continue throughout the first quarter of 2013.

KEY MATTERS:

We discuss below several matters that we believe are important to understand our results of operations and financial condition. These matters include (i) our earnings, (ii) our production, (iii) our “operating cash costs” as a measure of our performance, (iv) metal prices, (v) business segments, (vi) the effect of inflation and other local currency issues, and (vii) our capital investment and exploration program.

Net Income: Net income attributable to SCC in the first six months of 2012 was $1,185.0 million an increase of 4.3%, compared with the first six months of 2011. Net income represents 34% of total revenues. This increase was principally a result of an increase in our copper sales volume from increased production at our open pit mines, which offset the effect of the lower prices and resulted in an increase in sales revenues of 1.8%.

We continued showing our strong operating and financial position, which is reflected in an increase of 16% in copper production in the first six months of 2012, as well as increases in our main by-product production, molybdenum (+6%), silver (+14%) and zinc (+8%).

Additionally, we continue our focus on value creation and investing in our organic growth through expansion projects in Mexico and Peru, especially at the Buenavista mine in Mexico. We have spent $407.7 million in the first six months of 2012 on our capital projects and have committed approximately $300 million for mine equipment to support the Buenavista projects.

The table below highlights key financial and operational data for our Company for the three and six months ended June 30, 2012 and 2011:

	3 months ended June 30,			6 months ended June 30,
	2012	2011	Variance	2012	2011	Variance
Net sales (in millions)	$1,660	$1,801	$(141)	$3,466	$3,404	$62
Net income attributable to SCC (in millions)	$564	$658	$(94)	$1,185	$1,136	$49
Earnings per share	$0.66	$0.77	$(0.11)	$1.40	$1.32	$0.08
Dividends per share	$0.53	$0.55	$(0.02)	$1.07	$1.13	$(0.06)
Average LME copper price	$3.57	$4.15	$(0.58)	$3.67	$4.26	$(0.59)
Pounds of copper sold (in millions)	356	333	23	716	620	96

Production: Second quarter 2012 mined copper production was 10% higher than the second quarter of 2011.  Molybdenum, silver and mined zinc in the second quarter of 2012 also increased 4%, 10% and 4% respectively, compared to the second quarter of 2011.

The tables below highlights key mine production data for our Company for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,				Six months ended June 30,
			Variance				Variance
	2012	2011	Volume	%	2012	2011	Volume	%
Copper (in million pounds)	354.0	322.4	31.6	9.8%	691.1	596.2	94.9	15.9%
Molybdenum (in million pounds)	10.3	9.9	0.4	4.1%	20.5	19.3	1.2	6.1%
Zinc (in million pounds)	49.0	47.1	1.9	4.0%	98.8	91.2	7.6	8.4%
Silver (in million ounces)	3.5	3.2	0.3	9.9%	6.9	6.1	0.8	13.5%

Copper mined production in the second quarter of 2012 increased 9.8% as a result of higher production at our Cuajone, La Caridad and Buenavista mines, which increased their production by 30.6%, 13.3% and 5.3%, respectively, due to higher ore grades and recoveries.

Molybdenum production increased 4.1% in the second quarter of 2012 due to higher production at the Cuajone and La Caridad mines as a result of higher grade and recovery.

Silver mine production increased 9.9% in the second quarter of 2012, principally as a result of higher production at our Cuajone, Buenavista and La Caridad mines which increased production by 31%, 28% and 12.1%, respectively .

Zinc production increased 4% in the second quarter of 2012, mainly as a result of higher grades and recoveries, and production recovery at the Santa Eulalia mine after the flooding problems of prior years were resolved.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading “Non-GAAP Information Reconciliation” on page 39.

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

In conjunction with the review of our operating cash costs, please also see our annual report on Form 10-K for the year ended December 31, 2011, where in Part II (Item 7, Key matters), we discuss our rationale for calculating operating cash costs.

Our operating cash costs per pound, as defined, are presented in the table below, for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars per pound)	2012	2011	Variance	2012	2011	Variance
Operating cash cost per pound of copper produced without by —product revenues	$1.70	$1.74	$(0.04)	$1.76	$1.75	$0.01
Add: by-product revenues	(1.11)	(1.31)	0.20	(1.20)	(1.36)	0.16
Operating cash cost per pound of copper produced	$0.59	$0.43	$0.16	$0.56	$0.39	$0.17

Our per pound operating cash cost without by-product revenues for the second quarter of 2012 was 4 cents lower than in the second quarter of 2011. This decrease was mainly due to the dilutive effect of higher production in the period. Production cost increased 8.9% while production increased 11.4%. The operating cash cost without by-product revenues for the six month period 2012 also reflects this dilutive effect and increased only 1 cent, compared with the same period of 2011.

Our per pound cash cost for the second quarter and first six months of 2012 when calculated with by-product revenues was 16 cents and 17 cents, respectively, higher than in the comparable periods of 2011.  These increases were primarily due to lower by-product credits as a result of lower market prices of all our main by-products and also the dilutive effect resulting from dividing it by higher copper production volume, both partially offset by the higher production of our three main by-products.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2012 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.9	$23.2	$1.2	$9.0

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

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements. Recent inflation and devaluation rates are provided in the table below for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Peru:
Peruvian inflation rate	0.5%	0.8%	1.5%	2.3%
Nuevo sol/dollar devaluation / (appreciation) rate	0.1%	(2.0)%	(1.0)%	(2.1)%

Mexico:
Mexican inflation rate	(0.2)%	(0.8)%	0.8%	0.3%
Peso/dollar devaluation / (appreciation) rate	6.3%	(1.1)%	(2.3)%	(4.2)%

Capital Investment and Exploration Programs: We made capital expenditures of $230.3 million and $407.7 million for the three and six months ended June 30, 2012, compared with $110.7 million and $183.6 million in the comparable periods of 2011, respectively.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Set forth below are descriptions of some of our current expected capital expenditure programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Peruvian Operations:

Toquepala projects:  Through June 30, 2012, we have spent $212 million. These expenditures include a new crusher and a conveyor belt system to replace rail hauling and other costs, which will allow for future savings. Subject to obtaining the appropriate permits, the Toquepala expansion is scheduled to start production in the first quarter 2014. This project will increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.

Cuajone expansion: As of June 30, 2012, the Company has spent $113.0 million on two projects related to this unit’s expansion: the Variable Cut Ore Grade project and the High Pressure Grinding Rolls (“HPGR”) project. Current production is showing the initial benefits of the variable cut project, which we anticipate will be at full capacity by the third quarter of 2013, adding 22,000 tons of copper and 700 tons of molybdenum to Cuajone’s annual production.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The project has a total budgeted cost of $66.0 million, with $48.6 million expended through June 30, 2012.

Tia Maria project: We continue to work on a new EIA study that we anticipate will address recent government guidance on these studies and assist us to reach an agreement that is fair and mutually satisfactory to all parties. Please see “Tia Maria” in note 10 Commitments and contingencies — Other contingencies.”

Mexican operations:

Crushing, conveying and spreading system at Buenavista (Quebalix): Overall progress is 98% and this facility is expected to begin operating in September 2012.  Through June 30, 2012, we have invested $71 million of the $77 million budgeted. This investment consists of a crushing, conveying and spreading system that improves the SXEW copper production by increasing recovery and reducing the required time to extract copper from mineral.

Molybdenum plant at Buenavista: The construction of a molybdenum plant for the current concentrator is at 48% of progress. This project has a budget of $38 million and is expected to begin operations in the first quarter of 2013. It will produce 2,000 tons of molybdenum contained in concentrate.

SXEW III at the Buenavista mine: The project is moving forward. Plant equipment from Tia Maria will allow us to increase the annual plant capacity from 88,000 tons to 120,000 tons. Basic engineering was modified by the supplier to include the construction of an additional conveyor line.  Overall progress of the project at the end of June 2012 is 31%.  We anticipate that the new plant with a total budget cost of $444 million should start operations in the first half of 2014.

The Buenavista mining expansion project includes mine equipment acquisitions, a second molybdenum plant and a new concentrator with an estimated annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. This project has a total capital budget of $1.4 billion and it is expected to begin operation by the first half of 2015.  Regarding mine equipment, through June 30, 2012, we have committed $307 million in purchase orders for the acquisition of 5 shovels, 41 trucks, 5 drills and other mine equipment.  Basic engineering for the new concentrator is completed; detailed engineering and equipment acquisition are moving forward as scheduled.  The bidding process for the steel structure and earthmoving equipment was conducted.  Overall progress of the project at June 30, 2012 is 22%.

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

Angangueo: Basic and detailed engineering are moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico. With an estimated investment of $131 million, Angangueo will have a potential annual production of 10,400 tons of copper, 9,700 tons of zinc and 3,900 tons of lead. The project is scheduled to begin production in the first half of 2015.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six month periods ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,659.9	$1,801.5	$3,465.8	$3,403.5
Operating costs and expenses	(784.3)	(802.8)	(1,617.3)	(1,642.0)
Operating income	875.6	998.7	1,848.5	1,761.5
Non-operating income (expense)	(22.3)	(36.7)	(55.6)	(81.2)
Income before income taxes	853.3	962.0	1,792.9	1,680.3
Income taxes	(310.0)	(301.9)	(628.7)	(540.0)
Equity earnings of affiliate	22.0	—	24.7	—
Net income attributable to non-controlling interest	(1.8)	(2.1)	(3.9)	(3.9)
Net income attributable to SCC	$563.5	$658.0	$1,185.0	$1,136.4

Average Metal Prices:

The table below outlines the average metal prices during the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Copper ($ per pound — LME)	$3.57	$4.15	(14.0)%	$3.67	$4.26	(13.8)%
Copper ($ per pound — COMEX)	$3.55	$4.16	(14.7)%	$3.67	$4.27	(14.1)%
Molybdenum ($ per pound)	$13.65	$16.50	(17.3)%	$13.87	$16.83	(17.6)%
Zinc ($ per pound — LME)	$0.87	$1.02	(14.7)%	$0.90	$1.05	(14.3)%
Silver ($ per ounce —COMEX)	$29.45	$38.42	(23.3)%	$31.07	$35.08	(11.4)%

Net Sales:  Net sales for the second quarter 2012 decreased by $141.6 million, compared with the second quarter of 2011. The 7.9% decrease in sales was principally due to the lower copper prices, as well as lower market prices for all our main by-products, partially offset by higher sales volume resulting from higher production.

Net sales in the first six months of 2012 increased by $62.3 million, compared with the first six months of 2011.  The 1.8% increase was the result of higher copper sales volume from increased production at our open pit mines, which offset the effect of lower prices for copper and our principal by-products.

Net sales for the three and six months ended June 30, 2011 also include losses on copper hedges of $8.6 million and $44.3 million, respectively.

The table below presents information regarding the volume of our copper sales by segment for the three and six month periods ended June 30, 2012 and 2011:

Copper Sales (million pounds):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Peruvian operations	177.9	163.8	14.1	359.7	333.4	26.3
Mexican open-pit	178.1	169.3	8.8	356.4	286.6	69.8
Mexican IMMSA unit	5.9	3.6	2.3	10.6	7.9	2.7
Other and intersegment elimination	(5.9)	(3.7)	(2.2)	(10.6)	(8.0)	(2.6)
Total	356.0	333.0	23.0	716.1	619.9	96.2

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six month periods ended June 30, 2012 and 2011:

By-product Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(in million pounds except silver — in million ounces)	2012	2011	2012	2011
Peruvian operations
Molybdenum contained in concentrates	3.7	4.0	8.6	8.0
Silver	1.2	0.9	2.1	1.6

Mexican open-pit
Molybdenum contained in concentrates	6.5	6.1	11.8	11.5
Silver	2.1	1.7	4.3	3.3

Mexican IMMSA unit
Zinc — refined and in concentrate	52.4	52.4	106.7	106.8
Silver	1.5	1.1	2.9	2.3

Other and intersegment elimination
Zinc — refined and in concentrate	—	—	—	—
Silver	(0.6)	(0.4)	(1.2)	(0.8)

Total by-product sales
Molybdenum contained in concentrates	10.2	10.1	20.4	19.5
Zinc — refined and in concentrate	52.4	52.4	106.7	106.8
Silver	4.2	3.3	8.1	6.4

Sales Value per Segment:

	Three Months Ended June 30, 2012 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$634.5	$18.3	$637.6	$(18.3)	$1,272.1
Molybdenum	77.4	—	42.7	—	120.1
Zinc	—	49.1	—	0.2	49.3
Silver	59.9	41.0	35.0	(16.4)	119.5
Other	48.0	23.4	30.7	(3.2)	98.9
Total	$819.8	$131.8	$746.0	$(37.7)	$1,659.9

	Three Months Ended June 30, 2011 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$705.5	$15.3	$677.2	$(15.8)	$1,382.2
Molybdenum	91.4	—	55.1	—	146.5
Zinc	—	56.1	—	—	56.1
Silver	64.7	46.3	32.2	(17.6)	125.6
Other	39.2	25.8	28.2	(2.1)	91.1
Total	$900.8	$143.5	$792.7	$(35.5)	$1,801.5

	Six Months Ended June 30, 2012 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,322.2	$33.6	$1,333.0	$(33.6)	$2,655.2
Molybdenum	149.8	—	107.1	—	256.9
Zinc	—	102.7	—	0.4	103.1
Silver	132.0	85.5	64.5	(35.1)	246.9
Other	94.6	48.3	67.9	(7.1)	203.7
Total	$1,698.6	$270.1	$1,572.5	$(75.4)	$3,465.8

	Six Months Ended June 30, 2011 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,213.4	$33.9	$1,391.1	$(34.0)	$2,604.4
Molybdenum	177.6	—	118.2	—	295.8
Zinc	—	117.8	—	—	117.8
Silver	116.0	85.8	53.6	(30.0)	225.4
Other	63.6	48.5	50.9	(2.9)	160.1
Total	$1,570.6	$286.0	$1,613.8	$(66.9)	$3,403.5

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$386.2	$667.6	$886.8	$1,165.8
Europe	396.5	322.6	753.4	638.9
Mexico	418.8	252.7	838.9	542.6
Peru	74.8	63.5	152.3	130.8
Chile	107.4	140.7	232.0	269.1
Brasil	99.2	162.0	245.7	333.5
Other Latin America	32.6	39.8	64.3	51.2
Asia	144.4	161.2	292.4	315.9
Copper hedges	—	(8.6)	—	(44.3)
Total	$1,659.9	$1,801.5	$3,465.8	$3,403.5

Operating Costs and Expenses:

Second quarter : Operating costs and expenses were $784.3 million in the second quarter 2012, compared with $802.8 million in the comparable period of 2011.  The decrease of $18.5 million was primarily due to:

• $28.1 million of lower cost of sales (exclusive of depreciation, amortization and depletion), partially offset by

• $4.5 million of higher exploration expense mainly at our Mexican operations and

• $5.5 million of higher depreciation and amortization expenses.

Cost of sales (exclusive of depreciation, amortization and depletion) in the second quarter of 2012 was $667.9 million, compared with $696.0 million in the same period of 2011.  The decrease of $28.1 million was primarily due to :

• $21.1 million of lower cost of material purchased from third parties, which was replaced by our own production and

• $11.5 million of currency translation effect.

Six months: Operating costs and expenses were $1,617.3 million in the six months ended June 30, 2012, compared with $1,642.0 million in the comparable period of 2011.  The decrease of $24.7 million was primarily due to:

• $43.0 million of lower cost of sales (exclusive of depreciation, amortization and depletion), partially offset by

• $11.8 million of higher depreciation and amortization expenses and

• $6.0 million of higher exploration expenses.

Cost of sales (exclusive of depreciation, amortization and depletion) in the six months ended June 30, 2012 was $1,389.8 million compared with $1,432.8 million in the same period of 2011.  The decrease of $43.0 million was primarily due to the following:

• $276.7 million of lower cost of material purchased from third parties, principally at our Peruvian operations, which was replaced by our own production, partially offset by

• $45.5 million of higher fuel and power cost due to market prices,

• $134.7 million of higher labor, material repair and other production cost, principally due to cost inflation and

• $28.5 million of higher workers’ participation due to higher pre-tax earnings.

Non-Operating Income (Expense):

Non-operating income and expense were an expense of $22.3 million and $55.6 million in the three and six month periods ended June 30, 2012, respectively, compared to an expense of $36.7 million and $81.2 million in the comparable periods of 2011.

The $14.4 million decrease in the second quarter of 2012 is principally due to:

• $18.2 million of gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation.

• $6.3 million of lower other income in the second quarter of 2012 due to a gain on the sale of a non-operating property at our Mexican operations in the second quarter of 2011 and

• $1.8 million of higher capitalized interest due to increased capital expenditures, mainly at our Mexican operations.

The $25.6 million decrease in expense in the first six months of 2012 is due to:

• $18.2 million of gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation,

• $4.3 million of lower other income in the first six months of 2012 due to a gain on the sale of a non-operating property at our Mexican operations in the first six months of 2011,

• $5.5 million of gain in the fair value of short-term investments and

• $3.8 million of higher capitalized interest due to increased capital expenditures mainly at our Mexican operations.

Income taxes: The income tax provision for the first six months of 2012 and 2011 was $628.7 million and $540.0 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 35.1% for the first six months of 2012 as compared to 32.1% in the first six months of 2011.  The increase in the effective tax rate for the first six months of 2012 from the tax rate in the 2011 period is principally caused by the new special mining tax in Peru and by the increase in dividends remitted from Mexico in 2012, which required a supplemental provision for U.S. income tax.

Segment Results Analysis:

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the second quarter and the six months ended June 30, 2012 and 2011 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2012	2011	Value	%	2012	2011	Value	%
Net sales	$746.0	$792.7	$(46.7)	(5.9)%	$1,572.5	$1,613.8	$(41.3)	(2.6)%
Operating costs and expenses	(387.2)	(411.9)	24.7	6.0%	(799.7)	(898.7)	99.0	11.0%
Operating income	$358.8	$380.8	$(22.0)	(5.8)%	$772.8	$715.1	$57.7	8.1%

Second quarter:

Net sales in the second quarter of 2012 were $746.0 million, compared with $792.7 million in the second quarter of 2011.  Copper price decreased by 14% and copper sales volume increased by 7%.  The decrease of $46.7 million was primarily the result of lower market prices, partially offset by higher metal sales volume.  Copper sales volume increased by 14.1 million pounds and silver by 0.3 million ounces. The second quarter 2011 period includes a realized loss on copper hedges of $4.4 million.

Operating costs and expenses in the second quarter of 2012 decreased by $24.7 million to $387.2 million from $411.9 million in the second quarter of 2011, primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the second quarter of 2012 was $332.7 million, compared to $362.8 million in the comparable 2011 period.  The decrease of $30.1 million in cost of sales was principally due to $24.7 million of lower cost of copper purchased from third parties which was replaced by our own production.

Six months:

Net sales in the first six months of 2012 were $1,572.5 million, compared with $1,613.8 million in the first six months of 2011.  The decrease of $41.3 million was primarily the result of lower market prices, partially offset by an increase in metal sales volume.  Copper sales volume increased by 26.3 million pounds, molybdenum by 0.6 million pounds and silver by 0.5 million ounces.  The first six months of 2011 period includes a realized loss on copper hedges of $22.6 million.

Operating costs and expenses in the first six months of 2012 decreased by $99.0 million to $799.7 million from $898.7 million in the first six months of 2011, primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first six months of 2012 was $691.9 million, compared to $800.3 million in the comparable 2011 period, with a decrease of $108.4 million.  The principal elements of cost of sales, causing this decrease, are the following:

•  $231.5 million of lower cost of copper purchased from third parties, partially offset by

• $31.8 million of higher fuel and power cost,

• $55.9 million of higher labor and operating and repair costs due to cost inflation, and

• $39.5 million of higher inventory consumption.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the second quarter and the six months ended June 30, 2012 and 2011 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2012	2011	Value	%	2012	2011	Value	%
Net sales	$819.8	$900.8	$(81.0)	(9.0)%	$1,698.6	$1,570.6	$128.0	8.1%
Operating costs and expenses	(358.7)	(338.7)	(20.0)	(5.9)%	(721.3)	(609.3)	(112.0)	(18.4)%
Operating income	$461.1	$562.1	$(101.0)	(18.0)%	$977.3	$961.3	$16.0	1.7%

Second quarter:

Net sales in the second quarter of 2012 were $819.8 million, compared to $900.8 million in the second quarter of 2011.  The decrease of $81.0 million was due to lower metal prices, partially offset by higher metal sales volumes due to the higher production from the Buenavista and La Caridad mines. Copper sales volume increased 8.8 million pounds. Molybdenum and silver sales volume also increased by 0.4 million pounds and 0.4 million ounces, respectively.  The second quarter 2011 period includes a realized loss on copper hedges of $4.2 million.

Operating costs and expenses in the second quarter of 2012 increased by $20.0 million to $358.7 million from $338.7 million in the comparable 2011 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $15.6 million to $312.1 million in the second quarter of 2012 from $296.5 million in the same period of 2011.  The increase in cost of sales included:

• $23.7 million of higher labor and operating and repair cost and

• $12.1 million of higher workers participation due to the increase in earnings.

 The 2011 period included $17.0 million of cost of restoration at the Buenavista mine.

Six months:

Net sales in the first six months of 2012 were $1,698.6 million, compared to $1,570.6 million in the first six months of 2011.  The increase of $128.0 million was due to higher metal sales volumes as a result of higher copper production at the Buenavista and La Caridad mines, partially offset by lower metal prices. The first six months of 2011 period includes a realized loss on copper hedges of $21.7 million.

Operating costs and expenses in the first six months of 2012 increased by $112.0 million to $721.3 million from $609.3 million in the comparable 2011 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $104.1 million to $631.7 million in the first six months of 2012 from $527.6 million in the same period of 2011.  The increase in cost of sales included:

• $13.7 million of higher fuel and power cost,

• $71.1 million of higher labor and operating and repair cost and

• $31.5 million of higher workers’ participation due to increased earnings.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the second quarter 2012 and 2011 (in millions):

	Second Quarter		Variance		Six Months		Variance
	2012	2011	Value	%	2012	2011	Value	%
Net sales	$131.8	$143.5	$(11.7)	(8.2)%	$270.1	$286.0	$(15.9)	(5.6)%
Operating costs and expenses	(86.4)	(90.4)	4.0	4.4%	(178.1)	(171.6)	(6.5)	(3.8)%
Operating income	$45.4	$53.1	$(7.7)	(14.5)%	$92.0	$114.4	$(22.4)	(19.6)%

Second quarter:

Net sales decreased by $11.7 million to $131.8 million in the second quarter of 2012 from $143.5 million in the second quarter of 2011.  The decrease of 8.2% was primarily due to lower metal prices, partially offset by higher copper, zinc and silver sales volume.

Operating costs and expenses in the second quarter of 2012 decreased by $4.0 million to $86.4 million from $90.4 million in the comparable 2011 period.  This decrease was primarily due to $6.2 million of lower cost of sales (exclusive of depreciation, amortization and depletion), net of $1.9 million of higher exploration cost at the Charcas and other IMMSA properties.

Six months:

Net sales in the first six months of 2012 were $270.1 million, compared to $286.0 million in the same period of 2011.  This decrease of $15.9 million in net sales was primarily due to lower metal prices, partially offset by higher copper and silver sales volume.

Operating costs and expenses in the first six months of 2012 increased by $6.5 million to $178.1 million from $171.6 million in the comparable 2011 period.  This increase was primarily due to $4.3 million of higher exploration expenses and $1.8 million of higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased by $1.8 million to $145.4 million in the first six months of 2012 from $143.6 million in the first six months of 2011.  The increase was principally related to higher production cost due to higher explosives and repair materials.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 11 — “Segments and related information” of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the six months ended June 30, 2012 and 2011 (in millions):

	2012	2011
Net cash provided from operating activities	$1,097.5	$717.8
Net cash used for investing activities	$(236.0)	$(340.1)
Net cash used for financing activities	$(649.5)	$(1,131.4)

Net cash provided from operating activities:

The six months ended June 30, 2012 and 2011 change in working capital includes (in millions):

	2012	2011
Accounts receivable	$63.1	$(132.0)
Inventories	(32.9)	(68.5)
Accounts payable and accrued liabilities	(234.5)	(441.2)
Other operating assets and liabilities	(18.9)	92.9
Total	$(223.2)	$(548.8)

Six months ended June 30, 2012:

In the first six months of 2012 net income was $1,188.9 million.  Significant items (deducted from), or added, to arrive to operating cash flow included, depreciation, amortization and depletion of $155.4 million and $19.3 million for a deferred tax provision, which increased operating cash flow and $16.9 million of equity participation of affiliate, net of dividends received and $18.2 million of gain on sale of investment, which decreased operating cash flow.

In addition, in the first six months of 2012 an increase in working capital decreased operating cash flow by $223.2 million.  The decrease in accounts receivable value was principally due to lower sales prices.  The increase in inventory was primarily due to $59.2 million of increase long-term leachable material inventory, mainly at our Buenavista mine, and an increase of $21.9 million of supplies inventory, also mainly at our Mexican operations, partially offset by a decrease of $48.1 million in copper inventory, mainly copper in process, due to the process and sale of copper from third parties at our Peruvian operations. The decrease in accounts payable and accrued liabilities was primarily due to the income tax and workers’ participation payments.

Six months ended June 30, 2011:

In the first six months of 2011 net income was $1,140.3 million.  Significant items (deducted from), or added, to arrive to operating cash flow included depreciation, amortization and depletion of $143.5 million, which increased operating cash flow and $16.5 million of deferred income tax benefit, which decreased operating cash flow.

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

Net cash used for investing activities:

Six months ended June 30, 2012:

Net cash used for investing activities in the first six months of 2012 included $407.7 million for capital expenditures.  The capital expenditures included $88.1 million of investments at our Peruvian operations, $13.0 million for the Toquepala expansion project, $32.0 million for the Cuajone expansion project and $43.1 million for various other replacement expenditures.  In addition, we spent $319.6 million for replacement assets at our Mexican operations, $291.5 million of which was at our Mexican open-pit operations and $28.1 million at our IMMSA unit.  The first six months of 2012 investment activities also include a net redemption of short-term investments of $148.2 million, compared with an investment of $149.4 million in 2011. The 2012 period also includes $18.2 million from the sale of our minority participation in Compania Internacional Minera and $5.3 million from the sale of equipment.

Six months ended June 30, 2011:

Net cash used for investing activities in the first six months of 2011 included $183.6 million for capital expenditures.  The capital expenditures included $60.0 million of investments at our Peruvian operations, $9.5 million for the Tia Maria project, $5.1 million for the Toquepala expansion project, $4.4 million for the Cuajone expansion project and $41.0 million for various other replacement expenditures.  In addition, we spent $123.6 million for replacement assets at our Mexican operations, $106.3 million of which was at our Mexican open-pit operations, $16.4 million at our IMMSA unit and $1.1 million at our administrative office in Mexico City.  The first six months of 2011 investment activities also include a net purchase of short-term investments of $149.4 million, $15.9 million of our share of the investment in the development of the Tantahuatay gold project and $8.9 million of proceeds from the sale of non-operating properties.

Net cash used for financing activities:

Net cash used for financing activities in the first six months of 2012 was $649.5 million, compared with $1,131.4 million in the first six months of 2011.  The first six months of 2012 included a dividend distribution of $610.2 million, compared with a distribution of $969.0 million in the 2011 period.  Also, the first six months of 2012 included cash used to repurchase 1.1 million of our common shares at a cost of $33.2 million, compared with a repurchase of 4.6 million shares of our common shares at a cost of $148.1 million in the 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On May 24, 2012, we paid a quarterly dividend of 53 cents per share, totaling $450.3 million.  On July 26, 2012, our Board of Directors authorized a quarterly dividend of 24 cents per share, expected to total $203.7 million, to be paid on August 28, 2012 to SCC shareholders of record at the close of business on August 15, 2012.

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

Contractual Obligations:

There was no material change in our contractual obligations in the first six months of 2012.  Please refer to item 7 in our 2011 annual report on Form 10-K for further information regarding our contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Second quarter 2012		Second quarter 2011
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$667.9	$1.915	$696.0	$2.223
Add:
Selling, general and administrative	25.4	0.073	25.9	0.083
Treatment and refining charges	11.8	0.034	14.3	0.046
By-product revenues (1)	(383.9)	(1.101)	(406.2)	(1.297)
Net revenue on sale of metal purchased from third parties	(3.8)	(0.011)	(3.4)	(0.011)
Less:
Workers’ participation	(73.4)	(0.210)	(64.5)	(0.206)
Cost of metal purchased from third parties	(66.2)	(0.190)	(87.3)	(0.279)
Royalty charge and other, net	(5.1)	(0.015)	(21.8)	(0.071)
Inventory change	34.5	0.099	(16.4)	(0.052)
Operating cash cost	$207.2	$0.594	$136.6	$0.436
Less: by-product revenues and net revenue on sale of metal purchased from third parties	387.7	1.112	409.6	1.308
Operating cash cost, without by-product revenues and net revenue on sale of metal purchased from third parties	$594.9	$1.706	$546.2	$1.744
Total pounds of copper produced (in millions)	348.8		313.1

(1)            Includes net by-product sales revenue and premiums on sales of refined products.

	First six months 2012		First six months 2011
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$1,389.8	$2.061	$1,432.8	$2.472
Add:
Selling, general and administrative	50.8	0.075	50.3	0.087
Treatment and refining charges	22.5	0.033	24.4	0.042
By-product revenues (1)	(803.4)	(1.191)	(778.8)	(1.343)
Net revenue on sale of metal purchased from third parties	(8.2)	(0.012)	(10.3)	(0.018)
Less:
Workers’ participation	(151.0)	(0.224)	(122.5)	(0.211)
Cost of metal purchased from third parties	(102.0)	(0.151)	(378.7)	(0.653)
Royalty charge and other, net	(32.5)	(0.048)	(72.3)	(0.126)
Inventory change	11.1	0.016	84.2	0.145
Operating cash cost	$377.1	$0.559	$229.1	$0.395

Less by-product revenues and net revenue on sale of metal purchased from third parties	$811.6	$1.203	$789.1	$1.361
Operating cash cost, without by-product revenues and net revenue on sale of metal purchased from third parties	$1,188.7	$1.762	$1,018.2	$1.756
Total pounds of copper produced (in millions)	674.4		579.7

(1)Includes net by-product sales revenue and premiums on sales of refined products

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2012, there were no new accounting standard updates which impacted our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2012 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.9	$23.2	$1.2	$9.0

Foreign currency exchange risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Peru:
Peruvian inflation rate	0.5%	0.8%	1.5%	2.3%
Nuevo sol/dollar devaluation/(appreciation) rate	0.1%	(2.0)%	(1.0)%	(2.1)%

Mexico:
Mexican inflation rate	(0.2)%	(0.8)%	0.8%	0.3%
Peso / dollar devaluation/(appreciation) rate	6.3%	(1.1)%	(2.3)%	(4.2)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2012 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$9.9
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	(8.1)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	2.0
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(2.4)

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at June 30, 2012.  As most of our debt is at fixed rates, a change in market interest rates of 1% would not have a material impact on our cash flows.

Provisionally priced sales:

At June 30, 2012, we have recorded provisionally priced sales of 47.8 million pounds of copper, at an average forward price of $3.491 per pound.  Also we have recorded provisionally priced sales of 9.0 million pounds of molybdenum at the June 30, 2012 market price of $13.13 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

Derivative instruments:

As part of our risk management policy, we occasionally use derivative instruments to (i) safeguard the corporate assets, (ii) insure the value of our future revenue stream and (iii) lessen the impact of unforeseen market swings of our sales revenues.  To comply with these objectives we, from time to time, enter into commodity price derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  We do not enter into derivative contracts unless we anticipate a future activity that is likely to occur that will result in exposing us to market risk.

Copper Hedges:

During the second quarter of 2012 and as of June 30, 2012 we did not hold copper derivative contracts.

Short-term Investment:

Short-term investments were as follows (in millions):

	At June 30, 2012	At December 31, 2011

Trading securities	$367.3	$514.6
Weighted average interest rate	1.01%	1.37%

Available for sale	$6.4	$7.3
Weighted average interest rate	0.54%	0.58%
Total	$373.7	$521.9

Trading securities: consist of bonds issued by public companies. Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2012 included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2012 and December 31, 2011, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as gain on short-term investment in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2012		2011		2012		2011
Trading securities:
Interest earned	$0.9		$1.0		$1.6		$1.4
Unrealized gain (loss)	0.1		(3.3)		5.1		(0.9)

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.9		$0.4		$1.2		$0.8

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2012, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2012

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the six months ended June 30, 2012. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $31.51	($ in millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	04/23/12	278,486	30.23	42,750,636		8.4
05/30/12	05/31/12	500,000	28.57	43,250,636		14.3
06/01/12	06/30/12	370,000	28.33	43,620,636		10.5
Total second quarter		1,148,486	28.89			33.2

Total purchased		43,620,636	$17.51		7,493,007	$764.0

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 81% as of June 30, 2012.

Item 4.- Mine Safety Disclosures

Not applicable.

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

3.2	By-Laws, as amended on January 27, 2011. (Filed as Exhibit 3.2 to the Company’s 2010 Annual Report on Form 10-K and incorporated herein by reference).

4.1

Indenture governing $200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference.

4.2

(a) Indenture governing $600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).  (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3	Form of 6.375% Note (included in Exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.6

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.7

First Supplemental Indenture dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.8

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

10.1	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K/A and incorporated herein by reference).

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

S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K, filed on October 22, 2004 and incorporated herein by reference).

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 21, 2004. (Filed as Exhibit 14 to the Company’s Current Report on Form 8-K, filed October 22, 2004 and incorporated herein by reference).

15.0	Awareness Letter of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2012 and 2011; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) the Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 3, 2012

/s/ Genaro Guerrero
Genaro Guerrero Chief Financial Officer
Vice President, Finance and Chief Financial Officer

August 3, 2012

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

3.2	By-Laws, as amended on January 27, 2011. (Filed as Exhibit 3.2 to the Company’s 2010 Annual Report on Form 10-K and incorporated herein by reference).

4.1

Indenture governing $200,000,000 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference.

4.2

(a) Indenture governing $600,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference). (b) Indenture governing $400,000,000 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

4.3	Form of 6.375% Note (included in Exhibit 4.1).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.5	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.6

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.7

First Supplemental Indenture dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.8

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on April 19, 2010 and incorporated herein by reference).

10.1	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K/A incorporated herein by reference).

10.2	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C. V.,

assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004 (Filed as Exhibit 10.10 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.3

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub., Inc, Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K, filed on October 22, 2004 and incorporated herein by reference).

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 21, 2004. (Filed as Exhibit 14 to the Company’s Current Report on Form 8-K, filed October 22, 2004 and incorporated herein by reference).

15.0	Awareness Letter of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2012 and 2011; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) the Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.