Form 10-Q
period 2012-09-30
SOUTHERN COPPER CORP/
filed 2012-10-25
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

(Former name, former address and former fiscal year, if change since last report)

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

As of October 25, 2012 there were outstanding 845,550,550 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2012 and 2011	3

	Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	4

	Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011	5

	Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-42

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	43-44

Item 4.	Controls and procedures	45

	Report of Independent Registered Public Accounting Firm	46

Part II. Other Information:

Item 1.	Legal Proceedings	47

Item 1A.	Risk factors	47

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	47

Item 4.	Mine Safety Disclosures	47

Item 6.	Exhibits	48-49

	Signatures	50

	List of Exhibits	51-52

Exhibit 15	Independent Accountants’ Awareness Letter	53

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	56

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57

Exhibit 101

Financial statements for the three and nine months ended September 30, 2012 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 9)	$1,552,379	$1,745,906	$5,018,191	$5,149,423
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	670,861	677,258	2,060,664	2,110,095
Selling, general and administrative	23,758	24,376	74,551	74,692
Legal fees related to damage award (Note 2)	316,233	—	316,233	—
Depreciation, amortization and depletion	81,283	72,506	236,655	216,048
Exploration	12,470	9,675	33,795	25,040
Total operating costs and expenses	1,104,605	783,815	2,721,898	2,425,875
Operating income	447,774	962,091	2,296,293	2,723,548

Interest expense	(48,458)	(48,506)	(143,042)	(144,367)
Capitalized interest	18,827	1,742	24,889	4,035
Gain on short-term investment	4,435	—	9,918	—
Gain on sale of investment	—	—	18,200	—
Other income (expense)	(908)	(1,374)	968	4,774
Interest income	3,828	3,614	11,238	9,859
Income before income taxes	425,498	917,567	2,218,464	2,597,849

Income taxes	219,802	252,507	848,544	792,523
Net income before equity earnings of affiliate	205,696	665,060	1,369,920	1,805,326
Equity earnings of affiliate	13,565	—	38,239	—
Net income	219,261	665,060	1,408,159	1,805,326
Less: Net income attributable to the non-controlling interest	1,395	2,021	5,316	5,874
Net income attributable to SCC	$217,866	$663,039	$1,402,843	$1,799,452

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.26	$0.78	$1.65	$2.10
Dividends paid	$0.24	$0.61	$1.31	$1.74
Weighted average common shares outstanding - basic and diluted	848,419	852,250	849,283	856,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$219,261	$665,060	$1,408,159	$1,805,326

Other comprehensive income (loss) net of tax:
Derivative instruments classified as cash flow hedge:
Decrease in accumulated unrealized loss (gain) in prior period	—	49,172	(5,447)	111,000
Unrealized gain in the period	—	41,375	—	41,375
Add:
Realized (gain) loss included in net income	—	(12,684)	—	14,528
Unrealized net gain (loss) on derivative instruments classified as cash flow hedges	—	77,863	(5,447)	166,903

Total comprehensive income	$219,261	$742,923	$1,402,712	$1,972,229

Comprehensive income attributable to the non-controlling interest	$1,395	$2,346	$5,338	$6,451
Comprehensive income attributable to SCC	$217,866	$740,577	$1,397,374	$1,965,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2012	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,157,805	$848,118
Short-term investments	379,702	521,955
Accounts receivable trade	529,786	695,104
Accounts receivable other	50,739	30,176
Accounts receivable related parties	179,988	158,301
Damage award receivable (Note 2)	2,108,221	—
Inventories	646,419	651,896
Deferred income tax	83,796	88,797
Other current assets	153,079	107,156
Total current assets	5,289,535	3,101,503

Property, net	4,856,167	4,419,885
Leachable material, net	217,943	122,985
Intangible assets, net	109,444	110,436
Deferred income tax	168,874	145,251
Other assets	199,808	162,641
Total assets	$10,841,771	$8,062,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable (including related parties 2012 -$10,047 and 2011 - $4,392)	427,479	443,132
Accrued legal fees related to damage award (Note 2)	316,233	—
Accrued income taxes	—	182,491
Deferred income tax	39,860	39,860
Accrued workers’ participation	213,910	245,139
Accrued interest	63,009	59,906
Other accrued liabilities	33,392	12,349
Total current liabilities	1,103,883	992,877

Long-term debt	2,731,195	2,735,732
Deferred income taxes	219,097	125,191
Non-current taxes payable	67,524	66,982
Other liabilities and reserves	54,436	43,665
Asset retirement obligation	64,554	61,971
Total non-current liabilities	3,136,806	3,033,541

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,319,058	1,039,382
Retained earnings	4,144,424	3,852,054
Accumulated other comprehensive income	7,427	12,874
Treasury stock, at cost, common shares	(902,612)	(897,852)
Total Southern Copper Corporation stockholders’ equity	6,577,143	4,015,304
Non-controlling interest	23,939	20,979
Total equity	6,601,082	4,036,283

Total liabilities and equity	$10,841,771	$8,062,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net income	$219,261	$665,060	$1,408,159	$1,805,326
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	81,283	72,506	236,655	216,048
Equity earnings of affiliate, net of dividends received	2,654	—	(14,285)	—
Loss (income) on currency translation effect	3,358	(8,931)	(3,302)	(3,278)
Provision (benefit) for deferred income taxes	56,808	(81,687)	76,116	(98,189)
Gain on sale of investment	—	—	(18,200)	—
Gain on sale of property	5,108	(305)	4,050	(6,715)
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	60,008	72,194	123,068	(59,767)
Inventories	(56,581)	(4,718)	(89,481)	(73,166)
Accounts payable and accrued liabilities	345,506	189,075	111,006	(252,137)
Other operating assets and liabilities	(55,285)	(25,213)	(74,192)	67,645
Net cash provided from operating activities	662,120	877,981	1,759,594	1,595,767

INVESTING ACTIVITIES
Capital expenditures	(258,224)	(153,394)	(665,944)	(337,038)
Proceeds from (purchase of) short-term investments, net	(5,946)	(310,280)	142,253	(459,643)
Payments to development stage properties accounted for as equity method investments	—	(8,504)	—	(24,415)
Sale of investment	—	—	18,200	—
Sale of property	93	1,424	5,373	10,279
Other	—	(9,741)	—	(9,741)
Net cash used for investing activities	(264,077)	(480,495)	(500,118)	(820,558)

FINANCING ACTIVITIES
Debt repaid	—	—	(5,000)	(10,250)
Dividends paid to common stockholders	(203,723)	(522,649)	(813,883)	(1,491,653)
Distributions to non-controlling interest	(533)	(1,350)	(2,253)	(4,955)
Repurchase of common shares	(99,185)	(110,290)	(132,369)	(258,358)
Other	154	1,505	758	1,001
Net cash used for financing activities	(303,287)	(632,784)	(952,747)	(1,764,215)

Effect of exchange rate changes on cash and cash equivalents	(16,322)	24,592	2,958	39,464

Increase (decrease) in cash and cash equivalents	78,434	(210,706)	309,687	(949,542)

Cash and cash equivalents, at beginning of period	1,079,371	1,453,841	848,118	2,192,677
Cash and cash equivalents, at end of period	$1,157,805	$1,243,135	$1,157,805	$1,243,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2012 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2012 and 2011.  The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2011 and notes included in the Company’s 2011 annual report on Form 10-K.

NOTE 2 —SCC SHAREHOLDER DERIVATIVE LAWSUIT:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”), which was completed effective April 1, 2005. On January 31, 2005, the three actions were consolidated into one action and the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit. The consolidated action purports to be brought on behalf of the Company and its common stockholders. The defendants in the consolidated action were Americas Mining Corporation (“AMC”)  and SCC’s directors.  The Company was a nominal defendant.  The consolidated complaint alleges, among other things, that the Transaction was the result of breaches of fiduciary duties by the Company’s directors and was entirely unfair to the Company and its minority stockholders.

On October 14, 2011, the Court issued an opinion on this action finding that SCC had paid AMC too much stock consideration in the Transaction. The Court issued a revised final order and judgment on December 29, 2011. The Court decided that the Award, in the amount of $1,347 million plus $684.6 million of pre-judgment interest, was payable by AMC with cash, or with the return of a number of shares of SCC equal in value to award, or by SCC cancelling an equivalent number of shares owned by AMC, or by any combination thereof, so long as the total was equivalent to the amount of the judgment plus accrued post-judgment interest (post-judgment interest accrued from October 15, 2011). The Court also awarded attorneys’ fees and expenses in the amount of $304.7 million, or 15% of the judgment, plus post-judgment interest, payable by SCC out of the award and not from existing SCC’s cash.

On January 20, 2012, AMC and the other defendants appealed the Court’s decisions. On the same date, SCC appealed the Court’s decision related to the award of attorneys’ fees and expenses. On May 3, 2012, the Court accepted the security provided by AMC and granted a stay of the judgment pending final resolution of the appeal.  On August 27, 2012, the Delaware Supreme Court affirmed the lower court’s decision.  On September 21, 2012, the Delaware Supreme Court rejected the rehearing motion filed by AMC and ordered AMC to follow the Court’s decision. On October 9, 2012, AMC paid to the Company $2,108.2 million and the Company paid $316.2 million of legal fees and expenses to the plaintiff’s attorneys. The effect of this award has been recorded in the Company’s third quarter 2012 results. The $2,108.2 million awarded to the Company has been included in the capital accounts with a corresponding receivable recorded on the balance sheet.  Additionally, the Company has recorded an expense of $316.2 million in its 2012 third quarter results for the legal fees related to this award and has recorded a liability on its balance sheet for this obligation.

NOTE 3 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30, 2012	At December 31, 2011

Trading securities	$373.0	$514.6
Weighted average interest rate	1.00%	1.37%

Available for sale	$6.7	$7.3
Weighted average interest rate	0.51%	0.58%
Total	$379.7	$521.9

Trading securities: consist of bonds issued by public companies.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at September 30, 2012 and December 31, 2011, included corporate bonds and asset and mortgage backed obligations.  As of September 30, 2012 and December 31, 2011, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as gain on short-term investment in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Trading securities:
Interest earned	$0.9	$1.2	$2.5	$2.9
Unrealized gain (loss)	3.7	(1.1)	8.8	(1.9)

Available for sale:
Interest earned	(*)	(*)	(*)	(*)
Investment redeemed	$0.2	$0.9	$1.4	$1.7

(*) Less than $0.1 million

NOTE 4 - INVENTORIES:

Inventories were as follows:

(in millions)	At September 30, 2012	At December 31, 2011
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$97.6	$93.3
Work-in-process	276.7	296.1
Supplies at average cost	272.1	262.5
Total current inventory	$646.4	$651.9

Inventory, long-term
Long-term leach stockpiles	$217.9	$123.0

During the nine months ended September 30, 2012 and 2011 total leaching costs capitalized as long-term inventory of leachable material amounted to $157.3 million and $87.1 million, respectively. Long-term leaching inventories recognized as cost of sales amounted to $52.5 million and $33.6 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2012 and 2011 were as follows ($ in millions):

	2012	2011

Income tax provision	$848.5	$792.5
Effective income tax rate	38.2%	30.5%

These provisions include income taxes for Peru, Mexico and the United States. The increase in the effective tax rate in the nine months of 2012 from the tax rate in the 2011 period is principally caused by the legal fees related to the AMC damage award, which increased the effective rate for the nine month 2012 period by 4.7%, see Note 2.  In addition, the rate was also increased by the new special mining tax in Peru, see below.

For United States federal income tax reporting the operating results of SCC are included in the AMC U.S. federal income tax return.  In accordance with paragraph 30-27 of ASC 740-10-30, current and deferred taxes are allocated to members of the AMC group as if each were a separate taxpayer.  SCC provides current and deferred income taxes as if it was a separate filer.

Special Mining Tax

In September 2011, the Peruvian government enacted a new tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income of up to 10% of sales and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached.  The Company has accrued $40.5 million for the special mining tax and is included as part of the income tax provision for the nine months of 2012.

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

NOTE 6 — PROVISIONALLY PRICED SALES:

At September 30, 2012, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2012 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2012:

Copper (million lbs.)	Priced at (per pound)	Month of Settlement
11.2	$3.727	October 2012
3.3	3.724	November 2012
14.5	$3.727

Molybdenum (million lbs.)	Priced at (per pound)	Month of Settlement
3.3	$11.65	October 2012
3.1	11.65	November 2012
2.3	11.65	December 2012
8.7	$11.65

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

The following table summarizes the copper derivative activity related to copper sales transactions realized in the third quarter and nine months of 2012 and 2011, respectively:

	Third quarter		Nine months
	2012	2011	2012	2011
Zero cost collar contracts:
Pounds (in millions)	—	105.8	46.3	317.5
Average LME cap price	—	$4.84	$5.18	$4.84
Average LME floor price	—	$3.02	$3.50	$3.02

Swap contracts:	—
Pounds (in millions)	—	99.2	—	331.2
Weighted average COMEX price	—	$4.08	—	$4.08

Realized gain (loss) on copper derivatives (in millions) (*)	—	$20.7	—	$(23.7)

(*) Realized gains and losses in 2011 include a gain of $23.9 million recognized in the third quarter resulting from the unwinding of copper swap positions.

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

During the third quarter of 2012 and as of September 30, 2012, the Company did not hold copper derivative contracts.

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

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2012 and 2011 (in millions):

	2012	2011

Balance as of January 1	$62.0	$59.1
Changes in estimates		—
Additions		—
Accretion expense	2.6	2.5
Balance as of September 30,	$64.6	$61.6

NOTE 9 — RELATED PARTY TRANSACTIONS:

Receivable and payable balances with related parties are shown below (in millions):

	As of
	September 30, 2012	December 31, 2011
Affiliate receivable:
Grupo Mexico, S.A.B de C.V. (“Grupo Mexico”) and affiliates	$0.8	$0.7
Mexico Generadora de Energia S.A. de C.V.	178.2	156.3
Asarco LLC (“Asarco”)	—	0.2
Compania Perforadora Mexico, S.A.P.I. de C.V.	0.5	0.1
Mexico Proyectos y Desarrollos, S.A de C.V. and affiliates	0.5	1.0
	$180.0	$158.3
Affiliate payable:
Grupo Mexico and affiliates	$1.5	$2.0
Asarco	6.0	—
Higher Technology S.A.C.	0.2	0.1
Breaker S.A. de C.V	0.1	0.2
Exploraciones Mineras del Peru S.A.C.		0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.2	0.5
Ferrocarril Mexicano, S.A. de C.V.	2.1	1.3
	$10.1	$4.4

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

Purchase Activity:

The following table summarizes the purchase activity with related parties in the nine months ended September 30, 2012 and 2011 (in millions):

	Nine months ended September 30,
	2012	2011
Grupo Mexico and affiliates:
Grupo Mexico	$10.5	$10.4
Asarco	33.0	17.2
Ferrocarril Mexicano, S.A de C.V.	10.7	8.9
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	2.2	0.5
Consorcio Tricobre	—	0.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	37.2	23.7

Other Larrea family companies:
Mexico Compania de Productos Automotrices, S.A. de C.V.	—	0.2
Mextransport	2.0	1.9

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	2.3	1.6
Servicios y Fabricaciones Mecanicas S.A.C.	0.1	0.5
Sempertrans France Belting Technology	0.1	0.2
PIGOBA, S.A. de C.V.	0.5	0.2
Breaker, S.A. de C.V.	1.8	4.4
Total purchased	$100.4	$70.2

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

In the nine months of 2012, the Company’s Peruvian operations paid fees for engineering and consulting services provided by Exploraciones Mineras del Peru S.A.C., a Peruvian company in which Grupo Mexico Servicios de Ingenieria, S.A. de C.V and Mexico Proyectos y Desarrollos, S.A. de C. V. has 99.97% and 0.03% participation, respectively. Both companies are subsidiaries of Grupo Mexico.

In May 2010, the Company’s Mexican operations granted a $350 million line of Credit to Mexico Generadora de Energia S.A. de C.V., a power generating subsidiary of Grupo Mexico, for the construction of a power plant. Conditions and balance at September 30, 2012 are as follows (dollars in millions):

Loan Open
Line of credit	$350.0
Maturity	December 31, 2012
Average interest rate	4.18%
Remaining balance at September 30, 2012	$178.2

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

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mextransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico. One of these loans has been repaid and the remaining loan requires semi-annual repayments. Conditions and balance as of September 30, 2012 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at September 30, 2012 (in millions)	$1.3

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

The following table summarizes the sales and other revenue activity in the three and nine months ended September 30, 2012 and 2011 (in millions):

	3 Months Ended September 30,		9 Months Ended September 30,
	2012	2011	2012	2011

Asarco	$11.5	$16.3	$22.9	$68.8
Mexico Proyectos y Desarrollos, S.A. de C.V.	0.1	0.1	0.3	0.4
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	0.2	(*)	0.2	0.1
Mextransport	0.1	—	0.9	—
Total	$11.9	$16.4	$24.3	$69.3

(*) amount is lower than $0.1 million

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 10- BENEFIT PLANS:

SCC Defined Benefit Pension Plans

The components of the net periodic benefit costs for the nine months ended September 30, 2012 and 2011 are as follows (in millions):

	2012	2011
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.5)	(0.5)
Amortization of net loss (gain)	0.1	0.1
Net periodic benefit costs	$—	$—

SCC Post-retirement Health Care Plan

The components of the net periodic benefit costs for the post-retirement health care plan for the nine months ended September 30, 2012 and 2011 are individually, and in total, less than $0.1 million.

Minera Mexico Pension Plans

The components of the net periodic benefit costs for the nine months ended September 30, 2012 and 2011 are as follows (in millions):

	2012	2011

Interest cost	$0.5	$0.5
Service cost	0.7	0.8
Expected return on plan assets	(2.2)	(2.5)
Amortization of transition assets, net	—	(0.1)
Amortization of net actuarial loss	(0.6)	(1.1)
Amortization of prior services cost	—	—
Net periodic benefit cost	$(1.6)	$(2.4)

Minera Mexico Post-retirement Health Care Plan

The components of the net periodic cost for the nine months ended September 30, 2012 and 2011 are as follows (in millions):

	2012	2011

Interest cost	$1.1	$2.8
Service cost	—	—
Amortization of net loss (gain)	(0.2)	—
Amortization of transition obligation	—	1.1
Net periodic benefit cost	$0.9	$3.9

NOTE 11 — COMMITMENTS AND CONTINGENCIES:

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

Environmental capital expenditures in the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	2012	2011
Peruvian operations	$3.0	$1.7
Mexican operations	13.8	7.7
	$16.8	$9.4

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

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi.  The Company has initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $30.9 million through September 30, 2012.  The program is expected to be completed by the end of 2013.  The Company expects that once the site is remediated, the Company will be able to promote an urban development to generate a net gain on the disposal of the property.

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

The labor share litigation is based on claims of former employees for ownership of a portion of the labor shares that the plaintiffs state that the Branch did not issue during the 1970s until 1979 under a former Peruvian mandated profit sharing system.  In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises.  This participation was distributed 40% in cash and 60% in an equity interest of the enterprise.  In 1978, the equity portion, which was originally delivered to a mining industry workers’ organization, was set at 5.5% of pre-tax profits and was delivered, mainly in the form of “labor shares” to individual workers.  The cash portion was set at 4.0% of pre-tax earnings and was delivered to individual employees also in proportion to their time of employment with the Branch.  In 1992, the workers’ participation was set at 8%, with 100% payable in cash and the equity participation was eliminated from the law.

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

2)              In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Arenas Rodriguez and others, represented by Mr. Cornejo Flores, v. SCC’s Peruvian Branch (filed January 2009); Eduardo Chujutalli v. SCC’s Peruvian Branch (filed May 2011); Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Silvestre Macedo Condori v. SCC’s Peruvian Branch (filed June 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); Indalecio Carlos Perez Cano and others v. SCC Peruvian Branch (filed March 2012);  Jesús Mamani Chura and others v. SCC’s Peruvian Branch (filed March, 2012); Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March, 2012) and Porfirio Ochochoque Mamani and others v. SCC´s Peruvian Branch (filed July, 2012). SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):

In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all of the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of a mining concession which forms part of the Tia Maria project.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At September 30, 2012, resolution of the appeal was pending.

Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria):

In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria, which forms part of the Tia Maria project.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see above noted case).

The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of the concession to SCC’s Branch by Excomet). On October, 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  The plaintiff has appealed this decision before the superior court.  At September 30, 2012, resolution of the appeal was pending.

Omar Nunez Melgar:

In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute (“INGEMMET”) and the MINEM challenging the denial of Mr. Nunez’s concession request that conflicted with SCC’s Branch’s Virgen Maria concession, which forms part of the Tia Maria concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of September 30, 2012, this case remains open with no further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010, three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo Mexico, AMC and SCC.  The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties.  The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously.  On April 13, 2010, the Company filed a motion to dismiss the plaintiffs’ complaint.  On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction.  On April 5, 2011, the plaintiffs filed a notice of appeal in this case.  At September 30, 2012, resolution of the appeal was pending.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

The San Martin and Taxco mines in Mexico have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court, among other things, define the termination payment for each unionized worker.  The court denied the petition alleging that according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition of the Company.  In July 2011, the union appealed the favorable court decision before the Supreme Court.  At September 30, 2012, resolution of the appeal was pending.

In July 2012, Minera Krypton, a Mexican mining company, not affiliated with Grupo Mexico or the Company, hired 130 workers for the rehabilitation of its mining unit at Chalchihuites, Zacatecas.  Most of those workers are or were workers of the San Martin mine who in order to work for Minera Krypton joined a new union called, “Confederación Revolucionaria de Obreros y Campesinos”, which on August 31, 2012 filed a petition with the labor authorities to replace the existing union at the San Martin mine.  On September 1, 2012, the workers affiliated with this new union took over the San Martin mine evicting the workers on strike.  Several hearings have taken place during September 2012 with the federal labor authorities and it is expected than in October 2012 there will be a recount of workers to establish which union will hold the collective agreement through a free and legal vote of the workers.  The Company expects that with the resolution of which union represents the workers, the Company will then be able to resolve the strike and to restore operations at the mine.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company to search for reserves at the Taxco mine.  If sustained, this ruling will also have the effect of terminating the protracted strike at the Taxco unit.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court again issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. On January 25, 2012, the mining union appealed the resolution before the federal court.  On June 14, 2012, the federal court accepted the union’s appeal and requested the federal labor court to issue a new resolution, taking into account all evidence submitted by the parties.  On August 6, 2012, the federal labor court issued a new decision disapproving the termination of the collective bargaining agreement and the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. On August 29, 2012, the Company filed a proceeding seeking relief from the decision before a federal court. At September 30, 2012, resolution of the relief proceeding was pending.

Other legal matters:

Class actions:

For the resolution of the three purported class action derivative lawsuits filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V., which was completed effective April 1, 2005, see Note 2- SCC Shareholder Derivative Lawsuit.

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

The Company has decided to prepare a new environmental impact assessment (“EIA”) study that we believe will take into account local community concerns, new government guidance and observations from the United Nations agency hired by MINEM for this purpose. The Company considers that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project. The Company is confident that this initiative will have a positive effect on its stakeholders and will allow the Company to obtain the approval for the development of the 120,000 ton annual production copper project. As a consequence, and contingent upon receiving all required governmental approvals in the time frame provided for in the law, the mining operations for the project have been rescheduled to start-up in 2015.  No assurances can be given as to the specific timing of each such approval.

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

In view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through September 30, 2012, is $487.6 million. As the project is currently on hold, some of the equipment has been transferred to other Company operations in Mexico and Peru.  Should the Tia Maria project not be restarted, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company. At September 30, 2012, equipment transferred to other Company operations totaled $175.8 million.  The Company believes that an impairment loss, if any, will not be material.

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

NOTE 12 — SEGMENT AND RELATED INFORMATION:

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$784.7	$86.6	$681.1	—	$1,552.4
Intersegment sales	—	22.4	—	$(22.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	294.5	60.7	341.4	(25.7)	670.9
Selling, general and administrative	8.4	3.6	11.0	0.7	23.7
Legal fees related to damage award	—	—	—	316.2	316.2
Depreciation, amortization and depletion	36.9	6.3	40.1	(2.0)	81.3
Exploration	1.0	8.3	3.2	—	12.5
Operating income	$443.9	$30.1	$285.4	$(311.6)	447.8
Less:
Interest, net					(25.8)
Gain (loss) on short term investment					4.4
Gain on sale of investment					—
Other income (expense)					(0.9)
Income taxes					(219.8)
Equity earnings of affiliate					13.6
Non-controlling interest					(1.4)
Net income attributable to SCC					$217.9
Capital expenditure	$133.7	$12.4	$70.1	$42.0	$258.2
Property, net	$2,244.6	$341.2	$2,146.8	$123.6	$4,856.2
Total assets	$4,082.3	$807.5	$3,184.3	$2,767.7	$10,841.8

	Three Months Ended September 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$858.5	$107.9	$779.5	—	$1,745.9
Intersegment sales		31.9		$(31.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	307.5	87.3	334.4	(52.0)	677.2
Selling, general and administrative	8.3	3.6	11.6	0.9	24.4
Depreciation, amortization and depletion	37.7	6.3	35.0	(6.5)	72.5
Exploration	0.9	5.5	3.3	—	9.7
Operating income	$504.1	$37.1	$395.2	$25.7	962.1
Less:
Interest, net					(43.2)
Other income (expense)					(1.4)
Income taxes					(252.5)
Non-controlling interest					(2.0)
Net income attributable to SCC					$663.0

Capital expenditure	$112.0	$10.0	$31.4	$—	$153.4
Property, net	$1,711.7	$309.9	$2,145.9	$52.3	$4,219.8
Total assets	$3,125.5	$746.9	$2,970.2	$1,157.0	$7,999.6

	Nine Months Ended September 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$2,483.3	$281.3	$2,253.6	—	$5,018.2
Intersegment sales	—	97.8	—	$(97.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	926.2	206.1	1,033.3	(104.9)	2,060.7
Selling, general and administrative	25.5	10.8	35.6	2.6	74.5
Legal fees related to damage award	—	—	—	316.2	316.2
Depreciation, amortization and depletion	106.2	18.9	118.1	(6.5)	236.7
Exploration	4.2	21.2	8.4	—	33.8
Operating income	$1,421.2	$122.1	$1,058.2	$(305.2)	2,296.3
Less:
Interest, net					(106.9)
Gain on short term investment					9.9
Gain on sale of investment					18.2
Other income (expense)					0.9
Income taxes					(848.5)
Equity earnings of affiliate					38.2
Non-controlling interest					(5.3)
Net income attributable to SCC					$1,402.8

Capital expenditure	$537.0	$40.5	$158.3	$(69.8)	$666.0
Property, net	$2,244.6	$341.2	$2,146.8	$123.6	$4,856.2
Total assets	$4,082.3	$807.5	$3,184.3	$2,767.7	$10,841.8

	Nine Months Ended September 30, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$2,429.1	$327.0	$2,393.3	—	$5,149.4
Intersegment sales	—	98.8	—	$(98.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	835.1	230.9	1,134.7	(90.6)	2,110.1
Selling, general and administrative	25.1	10.8	35.7	3.1	74.7
Depreciation, amortization and depletion	101.2	18.5	104.0	(7.7)	216.0
Exploration	2.3	14.1	8.6	—	25.0
Operating income	$1,465.4	$151.5	$1,110.3	$(3.6)	2,723.6
Less:
Interest, net					(130.5)
Other income (expense)					4.8
Income taxes					(792.5)
Non-controlling interest					(5.9)
Net income attributable to SCC					$1,799.5

Capital expenditure	$217.5	$26.3	$92.1	$1.1	$337.0
Property, net	$1,711.7	$309.9	$2,145.9	$52.3	$4,219.8
Total assets	$3,125.5	$746.9	$2,970.2	$1,157.0	$7,999.6

NOTE 13 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2012 and 2011 is as follows (in millions):

	2012	2011
Southern Copper common shares
Balance as of January 1,	$734.1	$461.0
Purchase of shares	132.4	258.3
Stock dividend	(151.4)	—
Used for corporate purposes	(0.3)	(0.5)
Balance as of September 30,	714.8	718.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	163.7	161.7
Other activity, including dividend, interest and currency translation effect	24.1	3.2
Balance as of September 30,	187.8	164.9
Treasury stock balance as of September 30,	$902.6	$883.7

The following table summarizes share distributions in the nine months of 2012 and 2011:

	2012	2011
Southern Copper common shares
Directors’ Stock Award Plan	14,400	14,400

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	7.0	7.5

Additional paid-in capital:

Activity in additional paid-in capital in the 2012 third quarter and nine-month period includes $2,108.2 million received from AMC on October 9, 2012, in complete satisfaction of the judgment issued pursuant to the decisions of the Court of Chancery of Delaware which found that the Company paid AMC too much stock consideration in the 2005 merger between the Company and Minera Mexico, S.A. de C.V. see Note 2.

Southern Copper Common Shares:

At September 30, 2012 and 2011, there were in treasury 38,615,536 and 42,996,086 SCC’s common shares, respectively.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $34.36	($ in millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	04/23/12	278,486	30.23	42,750,636		8.4
05/30/12	05/31/12	500,000	28.57	43,250,636		14.3
06/01/12	06/30/12	370,000	28.33	43,620,636		10.5
Total second quarter		1,148,486	28.89			33.2
08/01/12	08/31/12	100,000	32.47	43,720,636		3.2
09/01/12	09/30/12	2,763,850	34.71	46,484,486		95.9
Total third quarter		2,863,850	34.63			99.1
Total purchased		46,484,486	$18.57		3,984,848	$863.1

As a result of this repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 81.2% as of September 30, 2012.

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

The activity of the plan in the nine-month period ended September 30, 2012 and 2011 is as follows:

	2012	2011

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(271,200)	(256,800)
Granted in the period	(14,400)	(14,400)
Total shares granted at September 30,	(285,600)	(271,200)

Remaining shares reserved	314,400	328,800

Parent Company common shares:

At September 30, 2012 and 2011 there were in treasury 81,377,369 and 84,806,533 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the nine months ended September 30, 2012 and 2011 and the unrecognized compensation expense as of September 30, 2012 and 2011 under this plan were as follows (in millions):

	2012	2011

Stock based compensation expense	$1.6	$1.6
Unrecognized compensation expense	$4.8	$6.9

The unrecognized compensation expense under this plan is expected to be recognized over the remaining two year and three months period. The following table presents the stock award activity of the Employee Stock Purchase Plan for the nine months ended September 30, 2012 and 2011:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2012	7,270,341	$1.16
Granted	—	—
Exercised	(208,199)	1.16
Forfeited	(94,339)	1.16
Outstanding shares at September 30, 2012	6,967,803	$1.16

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(3,338,992)	1.16
Forfeited	(128,986)	1.16
Outstanding shares at September 30, 2011	7,452,715	$1.16

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

The stock based compensation expense for the nine months ended September 30, 2012 and 2011 and the unrecognized compensation expense as of September 30, 2012 and 2011 under this plan were as follows (in millions):

	2012	2011

Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$3.4	$3.9

The unrecognized compensation expense under this plan is expected to be recognized over the remaining six year and three months period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the nine months ended September 30, 2012:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2012	3,807,146	$2.05
Granted	—	—
Exercised	(727,134)	2.05
Forfeited	(89,554)	2.05
Outstanding shares at September 30, 2012	2,990,458	$2.05

Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2011	3,901,901	$2.05

NOTE 14 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2012 and 2011 (in millions):

	2012	2011

Balance as of January 1,	$21.0	$20.0
Net earnings	5.3	6.4
Dividend paid	(2.3)	(5.0)
Other	(0.1)	(0.7)
Balance as of September 30,	$23.9	$20.7

NOTE 15 — FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011 (in millions):

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$2,741.2	$3,283.9	$2,745.7	$2,974.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2012 and December 31, 2011:

	Fair Value at September 30, 2012 Using:				Fair Value at December 31, 2011 Using:
Description	Fair Value as of September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$373.0	$373.0			$514.6	$514.6
- Available for sale debt securities:
Corporate bonds	0.5		$0.5		0.5		$0.5
Asset backed obligations	0.1		0.1		—		—
Mortgage backed securities	6.1		6.1		6.8		6.8

Accounts receivable:
-Derivatives — Classified as cash flow hedges:
Zero cost collar	—		—		8.9		8.9
- Derivatives — Not classified as hedges:
Provisionally priced sales:
Copper	54.3	54.3			221.5	221.5
Molybdenum	101.0	101.0	—		138.1	138.1	—	—
Total	$535.0	$528.3	$6.7	$—	$890.4	$874.2	$16.2	$—

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 short-term investments (corporate bond, asset backed obligations, and mortgage backed securities) for the nine months of 2011.

Nine months ended September 30, 2011
Available for sale debt securities:
	Corporate bonds	Mortgage backed securities	Total
Balance as of January 1,	$—	$1.2	$1.2
Unrealized gain (loss)			—
Purchases			—
Sales			—
Issuance			—
Settlements			—
Transfers in/out of Level 3	—	(1.2)	(1.2)
Balance as of September 30,	$—	$—	$—

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On October 18, 2012 the Board of Directors authorized a quarterly dividend of $2.75 per share payable on November 21, 2012 to SCC shareholders of record at the close of business on November 8, 2012.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  The average LME copper price was $3.61 per pound in the nine months of 2012, 14% lower than in the nine months of 2011. Average molybdenum, silver and zinc prices in the nine months of 2012 also decreased 18.1%, 15.3% and 15.4%, respectively, over average prices in the nine months of 2011.

•            Sales structure. In the nine months of 2012 approximately 77% of our revenue came from the sale of copper, 7% from molybdenum, 7% from silver and 9% from various other products, including zinc, gold and other materials.

•            Metals market. During the third quarter of 2012 metal markets continued to be driven by negative macroeconomic events that disturbed consumer expectations, the most important ones being Europe’s debt crisis and the possibility of a slowdown of the Chinese economy.  2012 is also a transition year, with changes in administration or elections in several key economies, as in the case of China and the United States. Even though we believe copper fundamentals are sound, demand has been repeatedly affected by the macro outlook for Europe and China and the economic slowdown that characterize elections and administration changes.

At present, we perceive a different situation between the Asian and the developed markets. In China, several sources point to a growth in copper demand of approximately 6% for this year that should give support to the copper market in the next few months, particularly if a stimulus program is set for the Chinese economy.  In the Western world, the United States end demand is stronger as its economy is recuperating. However, European demand is decreasing and with no signs of recovery in the short-term.

It is estimated that there will be a total refined copper demand growth of 2.5% for 2012.  On the supply side, a production increase of 2.4% is estimated for the year due to lower than expected labor unrest and ore grade declines. Even though this combination of weak demand with better than expected supply is easing the copper market tightness, we believe copper fundamentals are strong as is shown by copper inventory reductions. Over the past twelve months, copper inventories in public warehouses (the sum of the LME, Shanghai and Comex) have decreased 34.4%, which we believe demonstrates solid market fundamentals. We think that several structural factors are still affecting copper supply, making it very likely to have weak growth in the coming years. We believe we are positioned to take advantage of this situation, through our aggressive investment program of organic growth.

Regarding molybdenum, our main by-product, even though we saw a 4% molybdenum demand growth in 2011, analysts estimate that the market still shows a 12% supply surplus, mainly related to the slowdown of the steel industry. We expect that in 2013 the balance between supply and demand will decrease the current market surplus, thereby improving market prices in the near future. Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. Another relatively new usage of this metal is in lubricants and sulfur filtering of heavy oils.

Regarding silver and zinc, we believe that silver prices have strong support, due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.  Also, we think that zinc has very good long term fundamentals due to its significant industrial consumption. However, zinc inventories are currently at a relatively high level which tends to maintain a weak zinc market.

•            Production. We maintain our 2012 production guidance of 640,000 tons of copper, which includes 2.5% of copper purchased from third parties. We expect molybdenum production in 2012 to be about 17,200 tons, while zinc and silver production should be around the same level as 2011.

•            Capital Expenditures. In the nine months of 2012, we spent $665.9 million on capital expenditures and we will continue with our capital investment projects at the Buenavista mine, as well as at the Toquepala and Cuajone expansions. In addition, in the nine months of 2012 we spent $33.8 million on our exploration programs. Currently, we expect to spend $1.0 billion in capital expenditures for 2012.

AMC Damage Award. On October 9, 2012, we received from AMC, our majority shareholder, $2.1 billion in complete satisfaction of the judgment issued pursuant to the decisions of October 14, 2011 and December 29, 2011 of the Court of Chancery of Delaware which found that we paid an excessive price to AMC in the 2005 merger between the Company and Minera Mexico, S.A. de C.V.  From the aforementioned sum received from AMC, we paid $316.2 million to the plaintiff’s attorneys to satisfy the award of attorneys’ fees and expenses. The effect of these transactions was recorded in our third quarter results.

Tantahuatay mine: This mine, in which we hold a 44.2% interest, is located in Cajamarca, in northern Peru.  In the nine months of 2012, we have recognized $38.2 million in earnings (see “Equity earnings of affiliate”, in our Statement of Earnings) for our share of the net income of the mine.

Peruvian Labor matters: Approximately 60% of the 4,519 Company’s Peruvian workers were unionized at September 30, 2012, represented by eight separate unions.  Three of these unions, one at each major production area, represent the majority of the Company’s workers.  Collective bargaining agreements with these unions expired during 2012.  During the third quarter 2012 the Company continued negotiations with these unions and expects that they will likely continue throughout the first quarter of 2013.

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

Net Income: Net income attributable to SCC in the nine months of 2012 was $1,402.8 million a decrease of 396.7 million from earning in the first nine months of 2011. This decrease includes the deduction of the $316.2 million of legal fees we paid related to the AMC damage award, see above, and was also attributable to lower metal prices in the 2012 period. The lower metal prices were partially offset by higher production and sales volumes.

We continued showing our strong operating and financial position, which is reflected in an increase of 11% in copper production in the nine months of 2012, as well as increases in our main by-product production, molybdenum (+2%), silver (+10%) and zinc (+6%).

Additionally, we continue our focus on value creation and investing in our organic growth through expansion projects in Mexico and Peru, especially at the Buenavista mine in Mexico. We have spent $665.9 million in the nine months of 2012 on our capital projects which includes $410.4 million invested on our Buenavista projects.

The table below highlights key financial and operational data for our Company for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Variance	2012	2011	Variance
Net sales (in millions)	$1,552	$1,746	$(194)	$5,018	$5,149	$(131)
Net income attributable to SCC (in millions)	$218	$663	$(445)	$1,403	$1,799	$(396)
Earnings per share	$0.26	$0.78	$(0.52)	$1.65	$2.10	$(0.45)
Dividends per share	$0.24	$0.61	$(0.37)	$1.31	$1.74	$(0.43)
Average LME copper price	$3.50	$4.08	$(0.58)	$3.61	$4.20	$(0.59)
Pounds of copper sold (in millions)	343	343	—	1,059	963	96

Production: The table below highlights key mine production data for our Company for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Variance		2012	2011	Variance
			Volume	%			Volume	%
Copper (in million pounds)	353.6	343.2	10.4	3.0%	1,044.7	939.4	105.3	11.2%
Molybdenum (in million pounds)	9.8	10.5	(0.7)	(6.8)%	30.4	29.9	0.5	1.5%
Zinc (in million pounds)	48.0	47.5	0.5	1.1%	146.8	138.7	8.1	5.9%
Silver (in million ounces)	3.3	3.2	0.1	2.3%	10.3	9.4	0.9	9.6%

The table below highlights mined copper production data for our mines for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Variance		2012	2011	Variance
			Volume	%			Volume	%
Copper (in million pounds)
Toquepala	64.7	68.7	(4.0)	(5.8)%	200.5	196.4	4.1	2.1%
Cuajone	90.3	79.0	11.3	14.3%	259.6	215.3	44.3	20.6%
La Caridad	52.6	50.0	2.6	5.2%	161.4	147.8	13.6	9.2%
Buenavista	74.6	74.3	0.3	0.4%	215.1	169.2	45.9	27.1%
IMMSA	3.2	3.0	0.2	5.1%	9.5	9.4	0.1	0.8%
	285.4	275.0	10.4	3.8%	846.1	738.1	108.0	14.6%

SX-EW Toquepala	18.2	19.2	(1.0)	(5.2)%	53.9	59.6	(5.7)	(9.5)%
SX-EW La Caridad	11.8	13.4	(1.6)	(11.8)%	37.5	39.7	(2.2)	(5.4)%
SX-EW Buenavista	38.2	35.6	2.6	7.2%	107.2	102.0	5.2	5.1%
	68.2	68.2	—	(0.1)%	198.6	201.3	(2.7)	(1.3)%

Total mined copper	353.6	343.2	10.4	3.0%	1,044.7	939.4	105.3	11.2%

Third quarter:

Copper mined production in the third quarter of 2012 increased 3% compared with the same period of 2011 as a result of higher production at our Cuajone, La Caridad and Buenavista mines, which increased their production by 14.3%, 1.6% and 2.6%, respectively, due to higher ore grades and recoveries. These increases were partially offset by 5.7% of lower production at our Toquepala mine.

Molybdenum production in the third quarter of 2012 decreased 6.8% compared with the same period of 2011 due to lower production at the Toquepala mine as a result of lower grade and recovery.

Silver mine production increased 2.3% in the third quarter of 2012, compared with the same period of 2011, principally as a result of higher production at our Cuajone,  Buenavista and La Caridad mines which increased production by 23.7%, 14.6% and 9.1%, respectively, partially offset by a 15.3% decrease in production at our Toquepala mine.

Zinc production increased 1.1% in the third quarter of 2012, compared with the same period of 2011, mainly as a result of production recovery at the Santa Eulalia mine as the flooding problems of prior years were being resolved.

Nine months:

Copper mined production in the nine months of 2012 increased 11.2%, compared with the same period of 2011, as a result of higher production at our Cuajone, La Caridad and Buenavista mines, which increased their production by 20.6%, 6.1% and 18.8%, respectively, due to higher ore grades and recoveries.

Molybdenum production increased 1.5% in the nine months of 2012, compared with the same period of 2011, due to higher production at our Cuajone and La Caridad mines as a result of higher grades and recoveries. This increase was partially offset by a lower production at our Toquepala mine due to lower recovery.

Silver mine production increased 9.6% in the nine months of 2012, compared with the same period of 2011, principally as a result of higher production at our Cuajone and Buenavista mines which increased production by 18.5%  and 45.5%, respectively.

Zinc production increased 5.9% in the nine months of 2012, compared with the same period of 2011, mainly as a result of production recovery at the Santa Eulalia mine as the flooding problems of prior years were being resolved.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading “Non-GAAP Information Reconciliation” on page 41.

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

Our operating cash costs per pound, as defined, are presented in the table below, for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars per pound)	2012	2011	Variance	2012	2011	Variance
Operating cash cost per pound of copper produced without by—product revenues	$1.78	$1.72	0.06	$1.77	$1.74	0.03
Add: by-product revenues	(0.96)	(1.17)	0.21	(1.12)	(1.29)	0.17
Operating cash cost per pound of copper produced	$0.82	$0.55	0.27	$0.65	$0.45	0.20

Our per pound operating cash cost without by-product revenues for the third quarter and nine months of 2012 was 6 cents and 3 cents higher than in the same periods of 2011. These increases were mainly due to higher production cost in those periods which were partially offset by higher production. In the third quarter of 2012 production cost increased 8.1% while production only increased 4.3%. In the nine month period production cost increased 13.6% while production increased 11.9%.

Our per pound cash cost for the third quarter and nine months of 2012 when calculated with by-product revenues was 27 cents and 20 cents, respectively, higher than in the comparable periods of 2011.  These increases were primarily due to lower by-product credits as a result of lower market prices of all our main by-products and also the dilutive effect resulting from dividing it by higher copper production volume, both partially offset by a proportionately smaller increase in the production of our three main by-products.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2012 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$8.0	$23.6	$1.2	$9.3

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

Segment information is included in our review of “Results of Operations” and also in Note 12 - “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements. Recent inflation and devaluation rates are provided in the table below for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Peru:
Peruvian inflation rate	1.2%	1.4%	2.7%	3.7%
Nuevo sol/dollar devaluation / (appreciation) rate	(2.7)%	0.8%	(3.7)%	(1.3)%

Mexico:
Mexican inflation rate	1.3%	0.9%	2.1%	1.2%
Peso/dollar devaluation / (appreciation) rate	(5.9)%	13.4%	(8.1)%	8.6%

Capital Investment and Exploration Programs: We made capital expenditures of $258.2 million and $665.9 million for the three and nine months ended September 30, 2012, compared with $153.4 million and $337.0 million in the comparable periods of 2011, respectively.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Set forth below are descriptions of some of our current expected capital expenditure programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Peruvian Operations:

Toquepala projects:  Through September 30, 2012, we have spent $220.0 million. These expenditures include a new crusher and a conveyor belt system to replace rail hauling and other costs, which will allow for future savings. This project will increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.

Cuajone expansion: As of September 30, 2012, the Company has spent $122.2 million on two projects related to this unit’s expansion: the Variable Cut Ore Grade project and the High Pressure Grinding Rolls (“HPGR”) project. Current production is showing the initial benefits of the variable cut project, which we anticipate will be at full capacity by the third quarter of 2013, adding 22,000 tons of copper and 700 tons of molybdenum to Cuajone’s annual production.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The project has a total budgeted cost of $66.0 million, with $48.8 million expended through September 30, 2012.

Tia Maria project: We continue to work on a new EIA study that we anticipate will address recent government guidance on these studies an assist us to reach an agreement that is fair and mutually satisfactory to all parties. Please see “Tia Maria” in note 11 Commitments and contingencies — Other contingencies.”

Mexican Operations:

Crushing, conveying and spreading system at Buenavista (Quebalix): This facility has an overall progress of 98.9%. In October 2012 the Company has started the final testing as part of the project commissioning and expects to start operations by November 2012.  Through September 30, 2012 we have invested $71 million of a total cost of $77 million budgeted. This investment consists of a crushing, conveying and spreading system that improves the SXEW copper production by increasing recovery and reducing the required time to extract copper from mineral.

Molybdenum plant at Buenavista: The construction of a molybdenum plant for the current concentrator is at 65.9% of progress and through September 30, 2012, we have spent $9.2 million of the $38.2 million of total budget cost. The project is expected to begin operations in the first quarter of 2013. It is expected to produce 2,000 tons of molybdenum contained in concentrate.

SXEW III at the Buenavista mine: The project is moving forward. Plant equipment from Tia Maria will allow us to increase the annual plant capacity from 88,000 tons to 120,000 tons.  Overall progress of the project at the end of September 2012 is 32.8%.  The new plant should begin operating in the first half of 2014 and has a total budget cost of $444 million. Through September 30, 2012, the Company has spent $126.3 million.

The Buenavista mining expansion project includes mine equipment acquisitions, a second molybdenum plant and a new concentrator with an estimated annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. This project has a total capital budget of $1.4 billion and it is expected to begin operation by the first half of 2015.  Regarding mine equipment, through September 30, 2012, we have received 2 of the ordered 5 shovels, 27 of the ordered 41 trucks and 5 drills.  Basic engineering for the new concentrator is completed and detailed engineering and equipment acquisition are moving forward as scheduled.  The bidding process for the steel structure and earthmoving equipment was conducted.  Overall progress of the project at September 30, 2012 is 27.7%.

Angangueo: Basic and detailed engineering are moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico. With an estimated investment of $131 million, Angangueo will have a potential annual production of 10,400 tons of copper, 9,700 tons of zinc, 3 million ounces of silver and 3,900 tons of lead. The project is scheduled to begin production in the first half of 2015.

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

Los Chancas: This project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. As a result of the complementary drilling works and the preliminary design of the pit, estimates show 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton. During the first quarter of 2012, we completed the pre-feasibility study and we initiated the bidding process for the feasibility study which we expect to complete in the first quarter of 2013.

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

Catanave: We are in the exploration stage for this gold project located in the highlands of Arica, in northern Chile, close to the Bolivian border. We concluded the drilling program and started new exploration works to define the viability of the project.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine month periods ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,552.4	$1,745.9	$5,018.2	$5,149.4
Operating costs and expenses	(1,104.6)	(783.8)	(2,721.9)	(2,425.8)
Operating income	447.8	962.1	2,296.3	2,723.6
Non-operating income (expense)	(22.3)	(44.6)	(77.9)	(125.7)
Income before income taxes	425.5	917.5	2,218.4	2,597.9
Income taxes	(219.8)	(252.5)	(848.5)	(792.5)
Equity earnings of affiliate	13.6	—	38.2	—
Net income attributable to non-controlling interest	(1.4)	(2.0)	(5.3)	(5.9)
Net income attributable to SCC	$217.9	$663.0	$1,402.8	$1,799.5

Average Metal Prices:

The table below outlines the average metal prices during the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Copper ($ per pound — LME)	$3.50	$4.08	(14.2)%	$3.61	$4.20	(14.0)%
Copper ($ per pound — COMEX)	$3.53	$4.07	(13.3)%	$3.62	$4.20	(13.8)%
Molybdenum ($ per pound)	$11.67	$14.44	(19.2)%	$13.14	$16.04	(18.1)%
Zinc ($ per pound — LME)	$0.86	$1.01	(14.9)%	$0.88	$1.04	(15.4)%
Silver ($ per ounce —COMEX)	$30.05	$38.76	(22.5)%	$30.73	$36.30	(15.3)%

Net Sales:  Net sales for the third quarter and in the nine months of 2012 decreased by $193.5 million and $131.2 million, respectively compared with the same periods of 2011. The 11.1% and 2.5% decrease in sales were principally due to lower copper prices, as well as lower market prices for all our main by-products, partially offset by higher sales volume resulting from higher production.

Net sales for the three months ended September 30, 2011 include gains on copper hedges of $20.7 million; however net sales for the nine months ended September 30, 2011 include losses on copper hedges of $23.7 million.

The table below presents information regarding the volume of our copper sales by segment for the three and nine month periods ended September 30, 2012 and 2011:

Copper Sales (million pounds):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Peruvian operations	170.2	175.0	(4.8)	529.9	508.4	21.5
Mexican open-pit	172.7	168.4	4.3	529.1	455.0	74.1
Mexican IMMSA unit	3.9	3.8	0.1	14.4	11.7	2.7
Other and intersegment elimination	(3.9)	(3.8)	(0.1)	(14.4)	(11.8)	(2.6)
Total	342.9	343.4	(0.5)	1,059.0	963.3	95.7

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine month periods ended September 30, 2012 and 2011:

By-product Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million pounds except silver — in million ounces)	2012	2011	2012	2011
Peruvian operations
Molybdenum contained in concentrates	3.8	5.0	12.3	13.0
Silver	1.0	0.9	3.1	2.5

Mexican open-pit
Molybdenum contained in concentrates	6.1	5.5	17.9	17.0
Silver	2.3	1.8	6.6	5.1

Mexican IMMSA unit
Zinc — refined and in concentrate	40.7	43.7	147.4	150.5
Silver	1.4	1.5	4.3	3.8

Other and intersegment elimination
Zinc — refined and in concentrate		—		—
Silver	(0.4)	(0.4)	(1.6)	(1.2)

Total by-product sales
Molybdenum contained in concentrates	9.9	10.5	30.2	30.0
Zinc — refined and in concentrate	40.7	43.7	147.4	150.5
Silver	4.3	3.8	12.4	10.2

Sales Value per Segment:

Three Months Ended September 30, 2012

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$618.3	$10.3	$587.4	$(10.3)	$1,205.7
Molybdenum	57.9	—	35.0	—	92.9
Zinc	—	37.4	—	(0.1)	37.3
Silver	68.8	38.7	29.1	(10.1)	126.5
Other	39.7	22.6	29.6	(1.9)	90.0
Total	$784.7	$109.0	$681.1	$(22.4)	$1,552.4

Three Months Ended September 30, 2011

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$693.1	$14.2	$652.8	$(14.2)	$1,345.9
Molybdenum	64.3	—	60.5	—	124.8
Zinc	—	46.3	—	(0.2)	46.1
Silver	68.4	55.2	34.6	(15.4)	142.8
Other	32.7	24.1	31.6	(2.1)	86.3
Total	$858.5	$139.8	$779.5	$(31.9)	$1,745.9

Nine Months Ended September 30, 2012

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,940.5	$43.9	$1,920.4	$(43.9)	$3,860.9
Molybdenum	207.7	—	142.1	—	349.8
Zinc	—	140.1	—	0.3	140.4
Silver	200.8	124.2	93.6	(45.2)	373.4
Other	134.3	70.9	97.5	(9.0)	293.7
Total	$2,483.3	$379.1	$2,253.6	$(97.8)	$5,018.2

Nine Months Ended September 30, 2011

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,906.5	$48.1	$2,043.9	$(48.2)	$3,950.3
Molybdenum	241.9	—	178.7	—	420.6
Zinc	—	164.1	—	(0.2)	163.9
Silver	184.4	141.0	88.2	(45.4)	368.2
Other	96.3	72.6	82.5	(5.0)	246.4
Total	$2,429.1	$425.8	$2,393.3	$(98.8)	$5,149.4

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$345.1	$503.0	$1,231.9	$1,668.8
Europe	365.9	298.2	1,119.4	937.2
Mexico	415.2	408.2	1,254.1	950.8
Peru	68.7	70.0	221.0	200.8
Chile	91.7	120.5	337.3	389.6
Brazil	112.6	148.8	344.6	482.4
Other Latin America	20.0	22.5	84.3	73.6
Asia	133.2	154.0	425.6	469.9
Copper hedges	—	20.7	—	(23.7)
Total	$1,552.4	$1,745.9	$5,018.2	$5,149.4

Operating Costs and Expenses:

Third quarter: Operating costs and expenses were $1,104.6 million in the third quarter 2012, compared with $783.8 million in the comparable period of 2011.  The increase of $320.8 million was primarily due to:

• $8.8 million of higher depreciation and amortization at our Peruvian and Mexican operations mainly as result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix project in Mexico,

• $316.2 million of legal fees related to AMC damage award, and

• $2.8 million of higher exploration expense, mainly at the Santa Barbara mine and other IMMSA mines in Mexico partially, offset by

• $6.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the third quarter of 2012 was $670.9 million, compared with $677.2 million in the same period of 2011.  The decrease of $6.3 million was primarily due to:

• $21.6 million of lower cost of material purchased from third parties, which was replaced by our own production,

• $22.9 million of lower workers participation, and

• $21.4 million of restoration cost at the Buenavista mine incurred in 2011 partially, offset by

• $59.5 million of higher production cost: $12.6 million of higher labor cost and $46.9 million of higher operating material and repair costs.

Nine months: Operating costs and expenses were $2,721.9 million in the nine months ended September 30, 2012, compared with $2,425.8 million in the comparable period of 2011.  The increase of $296.1 million was primarily due to:

• $316.2 million of legal fees related to AMC damage award, and

• $20.7 million of higher depreciation and amortization expenses, partially offset by

• $49.4 million of lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) in the nine months ended September 30, 2012 was $2,060.7 million, compared with $2,110.1 million in the same period of 2011.  The decrease of $49.4 million was primarily due to the following:

• $298.3 million of lower cost of material purchased from third parties, principally at our Peruvian operations, which was replaced by our own production, partially offset by

• $46.0 million of higher fuel and power cost due to market prices, and

• $193.7 million of higher labor, material repair and other production cost, principally due to cost inflation.

Non-Operating Income (Expense):

Non-operating income and expense were an expense of $22.3 million and $77.9 million in the three and nine month periods ended September 30, 2012, respectively, compared to an expense of $44.6 million and $125.7 million in the comparable periods of 2011.

The $22.3 million decrease in the third quarter of 2012 is principally due to $17.1 million of higher capitalized interest due to increased capital expenditures, mainly at our Mexican operations.

The $47.8 million decrease in the nine months of 2012 is due to:

• $18.2 million of gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation,

• $20.9 million of higher capitalized interest due to increased capital expenditures mainly at our Mexican operations, and

• $9.9 million of gain on short-term investment.

Income taxes: The income tax provision for the nine months of 2012 and 2011 was $848.5 million and $792.5 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 38.2% for the nine months of 2012 as compared to 30.5% in the nine months of 2011.  The increase in the effective tax rate in the nine months of 2012 from the tax rate in the 2011 period is principally caused by the legal fees related to the AMC damage award which increased the effective rate for the nine month 2012 period by 4.7%, see Note 2.  In addition, the rate was also increased by the new special mining tax in Peru, see Note 5.

Segment Results Analysis:

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the third quarter and the nine months ended September 30, 2012 and 2011 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2012	2011	Value	%	2012	2011	Value	%
Net sales	$681.1	$779.5	$(98.4)	(12.6)%	$2,253.6	$2,393.3	$(139.7)	(5.8)%
Operating costs and expenses	(395.7)	(384.3)	(11.4)	3.0%	(1,195.4)	(1,283.0)	87.6	(6.8)%
Operating income	$285.4	$395.2	$(109.8)	(27.8)%	$1,058.2	$1,110.3	$(52.1)	(4.7)%

Third quarter:

Net sales in the third quarter of 2012 were $681.1 million, compared with $779.5 million in the third quarter of 2011.  The decrease of $98.4 million was primarily the result of lower copper and by-products market prices and lower copper and molybdenum sales volume.  Copper and molybdenum price decreased by 14.2% and 19.2%, respectively and copper and molybdenum sales volume decreased by 2.7% and 24.5%, respectively. The third quarter 2011 period includes a realized gain on copper hedges of $10.5 million.

Operating costs and expenses in the third quarter of 2012 increased by $11.4 million to $395.7 million from $384.3 million in the third quarter of 2011, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the third quarter of 2012 was $341.4 million, compared to $334.4 million in the comparable 2011 period.  The increase of $7.0 million in cost of sales was principally due to $36.1 million of higher labor and operating and repair costs, partially offset by $14.5 million of lower workers’ participation and $12.4 million of lower copper purchased from third parties.

Nine months:

Net sales in the nine months of 2012 were $2,253.6 million, compared with $2,393.3 million in the nine months of 2011.  The decrease of $139.7 million was primarily the result of lower market prices, partially offset by an increase in metal sales volume.  Copper sales volume increased by 21.5 million pounds and silver by 0.6 million ounces.  The nine months of 2011 period includes a realized loss on copper hedges of $12.0 million.

Operating costs and expenses in the nine months of 2012 decreased by $87.6 million to $1,195.4 million from $1,283 million in the nine months of 2011, primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the nine months of 2012 was $1,033.3 million, compared to $1,134.7 million in the comparable 2011 period, with a decrease of $101.4 million.  The principal elements of cost of sales, causing this decrease, are the following:

• $243.9 million of lower cost of copper purchased from third parties,

• $13.4 million of lower workers’ participation and

• $12.1 million of lower mining royalties, partially offset by

• $34.7 million of higher fuel and power cost,

• $92.0 million of higher labor and operating and repair costs due to cost inflation, and

• $39.2 million of higher inventory consumption.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the third quarter and the nine months ended September 30, 2012 and 2011 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2012	2011	Value	%	2012	2011	Value	%
Net sales	$784.7	$858.5	$(73.8)	(8.6)%	$2,483.3	$2,429.1	$54.2	2.2%
Operating costs and expenses	(340.8)	(354.4)	13.6	(3.8)%	(1,062.1)	(963.7)	(98.4)	10.2%
Operating income	$443.9	$504.1	$(60.2)	(11.9)%	$1,421.2	$1,465.4	$(44.2)	(3.0)%

Third quarter:

Net sales in the third quarter of 2012 were $784.7 million, compared to $858.5 million in the third quarter of 2011.  The decrease of $73.8 million was due to lower metal prices, partially offset by higher metal sales volume due to the higher production from the Buenavista mine. Copper sales volume increased 4.3 million pounds. Molybdenum and silver sales volume also increased by 0.6 million pounds and 0.5 million ounces, respectively.  The third quarter 2011 period includes a realized gain on copper hedges of $10.1 million.

Operating costs and expenses in the third quarter of 2012 decreased by $13.6 million to $340.8 million from $354.4 million in the comparable 2011 period, primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) decreased $13 million to $294.5 million in the third quarter of 2012 from $307.5 million in the same period of 2011.  The decrease in cost of sales included:

•                  $10.8 million of lower concentrates purchased replaced by our own production.

•                  $21.4 million of restoration cost at the Buenavista mine incurred in 2011, and

•                  $5.9 million of lower workers’ participation, partially offset by

•                  $24.9 million of higher production cost.

Nine months:

Net sales in the nine months of 2012 were $2,483.3 million, compared to $2,429.1 million in the nine months of 2011.  The increase of $54.2 million was due to higher metal sales volumes as a result of higher copper production at the Buenavista and La Caridad mines, partially offset by lower metal prices. The nine months of 2011 period includes a realized loss on copper hedges of $11.6 million.

Operating costs and expenses in the nine months of 2012 increased by $98.4 million to $1,062.1 million from $963.7 million in the comparable 2011 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $91.1 million to $926.2 million in the nine months of 2012 from $835.1 million in the same period of 2011.  The increase in cost of sales included:

• $25.6 million of higher workers’ participation

• $13.3 million of higher fuel and power cost, and

• $96.4 million of higher labor and operating and repair cost partially offset by

• $44.3 million of lower purchased concentrates replaced by our own production.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the third quarter and the nine months ended September 30, 2012 and 2011 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2012	2011	Value	%	2012	2011	Value	%
Net sales	$109.0	$139.8	$(30.8)	(22.0)%	$379.1	$425.8	$(46.7)	(11.0)%
Operating costs and expenses	(78.9)	(102.7)	23.8	(23.2)%	(257.0)	(274.3)	17.3	(6.3)%
Operating income	$30.1	$37.1	$(7.0)	(18.9)%	$122.1	$151.5	$(29.4)	(19.4)%

Third quarter:

Net sales decreased by $30.8 million to $109.0 million in the third quarter of 2012 from $139.8 million in the third quarter of 2011.  The decrease of 22% was primarily due to lower metal prices and lower metal sales volume.

Operating costs and expenses in the third quarter of 2012 decreased by $23.8 million to $78.9 million from $102.7 million in the comparable 2011 period.  This decrease was primarily due to $26.6 million of lower cost of sales (exclusive of depreciation, amortization and depletion), net of $2.8 million of higher exploration cost at Santa Barbara and other IMMSA properties.

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $26.6 million to $60.7 million in the third quarter of 2012 from $87.3 million in the third quarter of 2011.  The decrease was principally due to:

• $13.3 million of currency translation effect of the 5.9% appreciation of Mexican peso and

• $9.6 million of lower inventory consumption.

Nine months:

Net sales in the nine months of 2012 were $379.1 million, compared to $425.8 million in the same period of 2011.  This decrease of $46.7 million in net sales was primarily due to lower metal prices, partially offset by higher copper and silver sales volume.

Operating costs and expenses in the nine months of 2012 decreased by $17.3 million to $257.0 million from $274.3 million in the comparable 2011 period.  This decrease was primarily due to $24.8 million of lower cost of sales (exclusive of depreciation, amortization and depletion), net of $7.1 million of higher exploration cost at Santa Barbara and other IMMSA properties.

Cost of sales (exclusive of depreciation, amortization and depletion) decreased by $24.8 million to $206.1 million in the nine months of 2012 from $230.9 million in the nine months of 2011.  The decrease was principally due to $21.1 million of currency translation effect of the 8.1% appreciation of the Mexican peso.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 12 — “Segments and related information” of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the nine months ended September 30, 2012 and 2011 (in millions):

	2012	2011
Net cash provided from operating activities	$1,759.6	$1,595.8
Net cash used for investing activities	$(500.1)	$(820.6)
Net cash used for financing activities	$(952.7)	$(1,764.2)

Net cash provided from operating activities:

The nine months ended September 30, 2012 and 2011 change in working capital includes (in millions):

	2012	2011
Accounts receivable	$123.1	$(59.8)
Inventories	(89.5)	(73.2)
Accounts payable and accrued liabilities	111.0	(252.1)
Other operating assets and liabilities	(74.2)	67.6
Total	$70.4	$(317.5)

Nine months ended September 30, 2012:

In the nine months of 2012 net income was $1,408.2 million. Significant items (deducted from), or added, to arrive to operating cash flow included, depreciation, amortization and depletion of $236.7 million and $76.1 million for a deferred tax provision, which increased operating cash flow and $14.3 million of equity participation of affiliate, net of dividends received and $18.2 million of gain on sale of investment, which decreased operating cash flow.

In addition, in the nine months of 2012 a decrease in working capital increased operating cash flow by $70.4 million.  The decrease in accounts receivable value was principally due to lower sales prices.  The increase in inventory was primarily due to a $104.8 million increase in long-term leachable material inventory, mainly at our Buenavista mine, and an increase of $9.6 million of supplies inventory, also mainly at our Mexican operations, partially offset by a decrease of $25.0 million in copper inventory, mainly copper in process due to lower process and sale of copper from third parties at our Peruvian operations. The increase in accounts payable and accrued liabilities was primarily due to the $316.2 million of legal fees related to the AMC damage award and net of the income tax and workers’ participation payments. The net decrease in other operating assets and liabilities was primarily due to $45.9 million of higher prepaid income tax, net of the income tax liability.

Nine months ended September 30, 2011:

In the nine months of 2011 net income was $1,805.3 million.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $216.0 million, which increased operating cash flow and $98.2 million of deferred income tax benefit, which decreased operating cash flow.

In addition, in the nine months of 2011 an increase in working capital decreased operating cash flow by $317.5 million.  The increase in accounts receivable was principally due to higher sales in the period as a result of added production from Buenavista and higher metal prices.  The increase in inventory was primarily due to a $12.4 million increase in copper in process and a $39.6 million increase in finished goods, principally anodes at our Mexican operations due to the restoration of production at the Buenavista mine and a temporary increase of $19.1 million in concentrates and anodes in process at the Ilo smelter at our Peruvian operations. The decrease in accounts payable and accrued liabilities was primarily due to the income tax and workers’ participation payments.

Net cash used for investing activities:

Nine months ended September 30, 2012:

Net cash used for investing activities in the nine months of 2012 included $665.9 million for capital expenditures.  The capital expenditures included $158.3 million of investments at our Peruvian operations, $16.7 million for the Toquepala expansion project, $33.7 million for the Cuajone expansion project and $107.9 million for various other replacement expenditures.  In addition, we spent $601.3 million for replacement assets at our Mexican operations, $467.2 million of which was at our Mexican open-pit operations and $40.5 million at our IMMSA unit.  The nine months of 2012 investment activities also include a net redemption of short-term investments of $142.3 million, compared with an investment of $459.6 million in 2011. The 2012 period also includes $18.2 million from the sale of our minority participation in Compania Internacional Minera and $5.4 million from the sale of equipment.

Nine months ended September 30, 2011:

Net cash used for investing activities in the nine months of 2011 included $337.0 million for capital expenditures.  The capital expenditures included $90.5 million of investments at our Peruvian operations, $1.8 million for the Tia Maria project, $19.4 million for the Toquepala expansion project, $7.2 million for the Cuajone expansion project and $62.1 million for various other replacement expenditures.  In addition, we spent $246.5 million for replacement assets at our Mexican operations, $218.3 million of which was at our Mexican open-pit operations, $26.1 million at our IMMSA unit and $2.1 million at our administrative office in Mexico City.  The nine months of 2011 investment activities also include a net purchase of short-term investments of $459.6 million, $24.4 million of our share of the investment in the development of the Tantahuatay gold project and $10.3 million of proceeds from the sale of non-operating properties.

Net cash used for financing activities:

Net cash used for financing activities in the nine months of 2012 was $952.7 million, compared with $1,764.2 million in the nine months of 2011.  The nine months of 2012 included a dividend distribution of $813.9 million, compared with a distribution of $1,491.7 million in the 2011 period.  Also, the nine months of 2012 included cash used to repurchase 4.0 million of our common shares at a cost of $132.4 million, compared with a repurchase of 8.4 million shares of our common shares at a cost of $258.4 million in the 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On August 28, 2012, we paid a quarterly dividend of 24 cents per share, totaling $813.9 million.  On October 18, 2012, our Board of Directors authorized a quarterly dividend of $2.75  per share, expected to total $2,325.3 million, to be paid on November 21, 2012 to SCC shareholders of record at the close of business on November 8, 2012.

AMC Damage Award.  On October 9, 2012, we received from AMC, our majority shareholder, $2.1 billion in complete satisfaction of the judgment issued pursuant to the decisions of October 14, 2011 and December 29, 2011 of the Court of Chancery of Delaware, which found that we paid an excessive price to AMC in the 2005 merger between the Company and Minera Mexico, S.A. de C.V.  From the aforementioned sum received from AMC, we paid $316.2 million to the plaintiff’s attorneys to satisfy the award of attorneys’ fees and expenses. The effect of these transactions was recorded in our third quarter results.

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

Contractual Obligations:

There was no material change in our contractual obligations in the nine months of 2012.  Please refer to item 7 in our 2011 annual report on Form 10-K for further information regarding our contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Third quarter 2012		Third quarter 2011
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$670.9	$1.913	$677.3	$2.015
Add:
Selling, general and administrative	23.8	0.068	24.4	0.073
Treatment and refining charges	16.9	0.048	12.4	0.037
By-product revenues (1)	(334.5)	(0.954)	(386.2)	(1.149)
Net revenue on sale of metal purchased from third parties	(2.9)	(0.008)	(5.9)	(0.018)
Less:
Workers’ participation	(51.9)	(0.148)	(74.9)	(0.223)
Cost of metal purchased from third parties	(71.5)	(0.204)	(93.1)	(0.277)
Royalty charge and other, net	(32.0)	(0.091)	(14.4)	(0.043)
Inventory change	68.7	0.196	46.6	0.139
Operating cash cost	$287.5	$0.820	$186.2	$0.554
Add: by-product revenues and net revenue on sale of metal purchased from third parties	337.4	0.962	392.1	1.167
Operating cash cost, without by-product revenues and net revenue on sale of metal purchased from third parties	$624.9	$1.782	$578.3	$1.721
Total pounds of copper produced (in millions)	350.7		336.1

(1)            Includes net by-product sales revenue and premiums on sales of refined products.

	Nine months 2012		Nine months 2011
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$2,060.7	$2.010	$2,110.1	$2.304
Add:
Selling, general and administrative	74.6	0.073	74.7	0.082
Treatment and refining charges	39.4	0.038	36.8	0.040
By-product revenues (1)	(1,137.9)	(1.110)	(1,165.0)	(1.272)
Net revenue on sale of metal purchased from third parties	(11.1)	(0.011)	(16.2)	(0.018)
Less:
Workers’ participation	(202.7)	(0.198)	(197.4)	(0.216)
Cost of metal purchased from third parties	(173.5)	(0.169)	(471.8)	(0.515)
Royalty charge and other, net	(64.7)	(0.063)	(86.7)	(0.095)
Inventory change	79.8	0.078	130.8	0.143
Operating cash cost	$664.6	$0.648	$415.3	$0.453

Add: by-product revenues and net revenue on sale of metal purchased from third parties	1,149.0	1.121	1,181.2	1.290
Operating cash cost, without by-product revenues and net revenue on sale of metal purchased from third parties	$1,813.6	$1.769	$1,596.5	$1.743
Total pounds of copper produced (in millions)	1,025.1		915.8

(1)Includes net by-product sales revenue and premiums on sales of refined products

IMPACT OF NEW ACCOUNTING STANDARDS

During the nine months of 2012, the FASB issued the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”).

ASU No. 2012-02: On July 27, 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This update simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects to perform a qualitative assessment, it is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.

This update eliminates the prior requirement to test impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference.

The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.  We will adopt it for future impairment analysis.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2012 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$8.0	$23.6	$1.2	$9.3

Foreign currency exchange risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso, respectively, to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Peru:
Peruvian inflation rate	1.2%	1.4%	2.7%	3.7%
Nuevo sol/dollar devaluation/(appreciation) rate	(2.7)%	0.8%	(3.7)%	(1.3)%

Mexico:
Mexican inflation rate	1.3%	0.9%	2.1%	1.2%
Peso / dollar devaluation/(appreciation) rate	(5.9)%	13.4%	(8.1)%	8.6%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2012 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(2.5)
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	3.0
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	4.8
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(3.9)

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at September 30, 2012.  As most of our debt is at fixed rates, a change in market interest rates of 1% would not have a material impact on our cash flows.

Provisionally priced sales:

At September 30, 2012, we have recorded provisionally priced sales of 14.5 million pounds of copper, at an average forward price of $3.727 per pound.  Also we have recorded provisionally priced sales of 8.7 million pounds of molybdenum at the September 30, 2012 market price of $11.65 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 6 to our condensed consolidated financial statements.

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

Copper Hedges:

During the third quarter of 2012 and as of September 30, 2012 we did not hold copper derivative contracts.

Short-term Investment:

Short-term investments were as follows (in millions):

	At September 30, 2012	At December 31, 2011
Trading securities	$373.0	$514.6
Weighted average interest rate	1.00%	1.37%

Available for sale	$6.7	$7.3
Weighted average interest rate	0.51%	0.58%
Total	$379.7	$521.9

Trading securities: consist of bonds issued by public companies. Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at September 30, 2012 included corporate bonds and asset and mortgage backed obligations.  As of September 30, 2012 and December 31, 2011, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as gain on short-term investment in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Trading securities:
Interest earned	$0.9	$1.2	$2.5	$2.9
Unrealized gain (loss)	3.7	(1.1)	8.8	(1.9)

Available for sale:
Interest earned	(*)	(*)	(*)	(*)
Investment redeemed	$0.2	$0.9	$1.4	$1.7

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2012, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.             recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.             accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

October 25, 2012

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2012. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $34.36	($ in millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	04/23/12	278,486	30.23	42,750,636		8.4
05/30/12	05/31/12	500,000	28.57	43,250,636		14.3
06/01/12	06/30/12	370,000	28.33	43,620,636		10.5
Total second quarter		1,148,486	28.89			33.2

08/01/12	08/31/12	100,000	32.47	43,720,636		3.2
09/01/12	09/30/12	2,763,850	34.71	46,484,486		95.9
Total third quarter		2,863,850	34.63			99.1

Total purchased		46,484,486	$18.57		3,984,848	$863.1

As a result of the repurchase of shares of SCC’s common stock and AMC’s purchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 81.2% as of September 30, 2012.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2012 and 2011; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 25, 2012

/s/ Genaro Guerrero
Genaro Guerrero
Chief Financial Officer
Vice President, Finance and Chief Financial Officer

October 25, 2012

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2012 and 2011; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.