Form 10-K
period 2012-12-31
SOUTHERN COPPER CORP/
filed 2013-02-28
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 East Missouri Avenue Suite 160 Phoenix, AZ	85014
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (602) 264-1375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At January 31, 2013, there were of record 845,550,550 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2012 as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non affiliates was approximately $5,091.0 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2013 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 161 through 163

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

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired in 2005.  Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead.  Minera Mexico operates through subsidiaries that are grouped into three separate units.  Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “La Caridad unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SXEW plant, a smelter, refinery and a rod plant.  Since July 2011, Operadora de Minas e Instalaciones Mineras S.A de C.V. ( the “Buenavista unit”) operates Buenavista, formerly named Cananea, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SXEW plants.  The Buenavista mine was operated from December 11, 2010 to July 2011 by Buenavista del Cobre S.A. de C.V. and before December 11, 2010 by Mexicana de Cananea S.A. de C.V.  Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2012.  For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  Through its wholly-owned subsidiaries, Grupo Mexico as of December 31, 2012 owned 81.3% of our capital stock.  Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”, “Branch” or “Peruvian Branch”).  The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru.  The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa.  It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru.  Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares, (See Note 12 “Non-Controlling Interest” of our consolidated financial statements).

On April 1, 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder.  Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit (ii) the Buenavista unit and (iii) the IMMSA unit.  We own 99.95% of Minera Mexico.

In 2011, our Board of Directors increased from $500 million to $1 billion the share repurchase program authorized in 2008.  Pursuant to this program, through December 31, 2012 we have purchased 46.9 million shares of our common stock at a cost of $878.1 million. These shares are available for general corporate purposes.  We may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

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

Copper is an internationally traded commodity with prices principally determined by the major metal exchanges, the Commodities Exchange, or “COMEX”, in New York and the London Metal Exchange or “LME.”  Copper is usually found in nature in association with sulfur.  Pure copper metal is generally produced from a multistage process, beginning with the mining and concentrating of low-grade ores containing copper sulfide minerals, and followed by smelting and electrolytic refining to produce a pure copper cathode.  An increasing share of copper is produced from acid leaching of oxidized ores.  Copper is one of the oldest metals ever used and has been one of the important materials in the development of civilization.

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

Segment information is included in Item 2 “Properties,” under the captions — “Metal Production by Segments” and “Ore Reserves.”  More information on business segment and segment financial information is included in Note 19 “Segment and Related Information” of our consolidated financial statements.

CAPITAL INVESTMENT PROGRAM

For a description of our capital investment program, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Capital Investment Program.”

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile.  We also conduct exploration in the areas of our current mining operations.  We invested $47.9 million in exploration programs in 2012, $37.5 million in 2011 and $34.3 million in 2010 and we expect to spend approximately $39.2 million in exploration programs in 2013.

Currently, we have direct control of 80,512 and 123,293 hectares of exploration concessions in Peru and in Mexico, respectively.  We also currently hold 100,383 hectares, 35,958 hectares and 2,544 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

Los Chancas.  This project, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. During 2012, we initiated a feasibility study, which we expect to complete in the second quarter of 2013. As a result of progress made in the feasibility study, current estimates indicate 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. We expect to initiate an environmental impact study for the project in the fourth quarter of 2013.

Other Peruvian Prospects. As part of the 2012 exploration program, we performed regional exploration and completed a program of 3,990 meters of diamond drilling at the El Penon project (copper-gold porphyry system) located in northern Peru. We are currently evaluating the results of the drilling program.   Also, we concluded an exploration program of 12,541 meters of diamond drilling around our current operating areas.

In 2012, after evaluation of the drilling program results performed in 2011, we decided not to proceed further with the Huallas and Clara projects.

For 2013, we plan diamond drilling programs of 20,000 meters principally for two projects: Cerrillos in the department of Moquegua and Montonero in the department of Arequipa, where we are seeking to define copper porphyry systems. In addition, we are planning to develop a diamond drilling program of 10,000 meters around our operating units.

We will continue with the regional exploration program at several other Peruvian mineralized zones.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  The following are some of the more significant exploration projects:

El Arco.  El Arco is a world class copper deposit in the central part of the Baja California peninsula.  In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Please see “Capital Investment Programs” under Item 7 for further information.

Buenavista-Zinc.  The Buenavista-Zinc site is located in the state of Sonora, Mexico and forms part of the Buenavista ore body.  Drilling and metallurgical studies have shown that the zinc-copper deposit contains approximately 36 million tons of mineralized material containing 29 grams of silver per ton, 0.69% copper and 3.3% zinc.  A new “scoping level” study indicates that Buenavista-Zinc may be an economic deposit.  In 2011, 11,956 meters of diamond drilling were executed to confirm grade and acquire geotechnical information.  In 2012, the Buenavista-Zinc mine plan was integrated with the overall mine plan of the Buenavista pit and we began the final metallurgical testing, which we expect to complete in 2013.

Carbon Coahuila.  In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant.  In 2010 and 2011, 1,213 and 2,640 meters of diamond drilling, respectively, were completed at the Rosita pit area and as a result, 10,100 tons and 178,000 tons of mineralized coal, respectively, were added to the mineralized material estimates for this open-pit project.  In addition in 2012, 3,793 meters of drilling were completed at the La Conquista, Nueva Rosita and La Lavadora pits.  In 2013, we will continue with diamond drilling programs.

The Chalchihuites.  The Chalchihuites site is located in the state of Zacatecas.  It is a replacement deposit with mixed oxides and sulfides of lead, copper, zinc and silver.  A drilling program, in the late 1990s, defined 16 million tons of mineralized material containing 95 grams of silver per ton, and lead content of 0.36%, copper content of, 0.69% and zinc content of 3.08%.  Preliminary metallurgical testing indicates that a leaching precipitating-flotation recovery process can be applied to this ore.  In 2009, we started a prefeasibility study.  In 2010 and 2011, we added several claims and performed a 9,386 meter drilling program that indicated at least seven million tons of mineralized material containing 97.9 grams of silver, 0.41% lead, 0.52% copper and 2.53% zinc. We expect to obtain all permits needed for the project and to complete the prefeasibility study by the end of 2013.

Sierra de Lobos.  This project is located southwest of the city of Leon, Guanajuato.  Drilling in 2008 confirmed the presence of copper and zinc mineralization, but an economic deposit has not yet been identified.  The project was on hold between 2010 and 2011 due to the changes in our investment program priorities.  In 2012, we obtained all permits needed and started drilling activities. In 2013, we plan a diamond drilling program of 8,000 meters.

Chile

Ticnamar. In 2012, after the evaluation of the drilling program results, we decided not to pursue this project.

Catanave.  Located in northern Chile (Arica), Catanave belongs to a mineralized epithermal system of gold and silver.  In 2010, the environmental impact study was approved. During 2011 and 2012, 2,189 and 1,900 meters of diamond drilling, respectively, were completed. A further drilling program of 4,000 meters is planned for 2013.

Santa Marta.  Located in the Atacama region, Santa Marta is being explored for copper and molybdenum porphyry.  During 2012, 2011 and 2010, we diamond drilled 4,006 meters, 2,837 meters and 3,318 meters, respectively, showing promising results.  Preliminary results identified mineralized material containing 0.1% to 0.2% of copper.  In 2013, we will evaluate the results to decide the future of the project.

San Benito.  Located in the Atacama region, San Benito was explored for copper and molybdenum porphyry.  In 2010, a diamond drilling program of 3,241 meters was completed. This prospect continues on hold, pending further evaluation.

El Salado. A copper-gold prospect located in the Atacama region, northern Chile is being explored for copper and molybdenum porphyry.  During 2012, we began a conceptual engineering study of the project, which is expected to be completed in the first quarter of 2013.  In the last quarter of 2012, we began a 25,000 meter diamond drilling program with 6,755 meters drilled and expect to complete it in 2013.

Resguardo de la Costa. A copper-gold prospect located in northern Chile (Atacama area).  This prospect continues on hold, pending further evaluation.

Other Chilean Prospects.  For 2013, we plan to continue with a regional exploration program oriented to locate systems, mainly of porphyritics of copper and molybdenum.

Ecuador

In 2011, we started exploration activities in Ecuador.

Chaucha:  the Ruta del Cobre (“Copper Road”) project is located south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system. During 2012, we carried out the administrative work necessary to obtain all the permits required for the development of a 10,000 meter diamond drilling program which will allow us to evaluate the deposit.

Argentina

In the last quarter of 2011, we started exploration activities in Argentina.  During 2012, we carried out exploration mainly at the Cochicos project, located in the Neuquen Province, where mineralization for an epithermal gold and silver system is expected. For 2013, we plan to carry out exploration on the Cochilco, Colipile and Mayal projects, where mineralization for porphyry copper and molybdenum is expected.  We also expect to start exploration on the Cerro Sementa project, located in the Salta Province, where mineralization for porphyry copper and molybdenum is expected.

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

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 80% of our metal production for the years 2012, 2011 and 2010, was sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period according to the terms of the contract.

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

For additional information on sales please see, “Revenue recognition” in Note 2 “Summary of Significant Accounting Policies” and Note 19 “Segment and Related Information” of our consolidated financial statements.

METALS PRICES

Prices for our products are principally a function of supply and demand and, except for molybdenum, are established on COMEX and LME, the two most important metal exchanges in the world.  Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week.  Our contract prices also reflect any negotiated premiums and the costs of freight and other factors.  From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions.  We entered into copper derivative contracts for the first quarter of 2012 and the years 2011 and 2010.  For a further discussion of derivative instruments, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”  For a further discussion of our products market prices, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Metal Prices.”

The table below shows the high, low and average COMEX and LME copper prices during the last 15 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
1998	0.86	0.64	0.75	0.85	0.65	0.75
1999	0.85	0.61	0.72	0.84	0.61	0.71
2000	0.93	0.74	0.84	0.91	0.73	0.82
2001	0.87	0.60	0.73	0.83	0.60	0.72
2002	0.78	0.65	0.72	0.77	0.64	0.71
2003	1.04	0.71	0.81	1.05	0.70	0.81
2004	1.54	1.06	1.29	1.49	1.06	1.30
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009	3.33	1.38	2.35	3.33	1.38	2.34
2010	4.44	2.76	3.43	4.42	2.76	3.42
2011	4.62	3.05	4.01	4.60	3.08	4.00

2012-1st Q	3.97	3.41	3.78	3.93	3.39	3.77
2012-2nd Q	3.92	3.28	3.55	3.89	3.29	3.57
2012-3rd Q	3.85	3.29	3.53	3.81	3.32	3.50
2012-4th Q	3.81	3.44	3.60	3.78	3.42	3.59
2012	3.97	3.28	3.61	3.93	3.29	3.61

The per pound COMEX copper price during the last 5, 10 and 15 year periods averaged $3.31, $2.66 and $2.03 respectively.  The per pound LME copper price during the last 5, 10 and 15 year periods averaged $3.31, $2.66 and $2.02, respectively.

The table below shows the high, low and average market prices for our three principal by-products during the last 15 years:

	Zinc(LME)			Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)
Year	High	Low	Average	High	Low	Average	High	Low	Average
1998	0.52	0.42	0.46	7.26	4.61	5.53	4.48	2.10	3.42
1999	0.56	0.41	0.49	5.76	4.87	5.22	2.80	2.52	2.66
2000	0.58	0.46	0.51	5.55	4.56	4.97	2.92	2.19	2.56
2001	0.48	0.33	0.40	4.81	4.03	4.36	2.58	2.19	2.35
2002	0.38	0.33	0.35	5.11	4.22	4.60	7.90	2.43	3.76
2003	0.46	0.34	0.38	5.98	4.35	4.89	7.60	3.28	5.29
2004	0.58	0.43	0.48	8.21	5.51	6.68	32.38	7.35	16.20
2005	0.87	0.53	0.63	9.00	6.43	7.32	39.25	25.00	31.99
2006	2.10	0.87	1.49	14.85	8.82	11.54	28.20	21.00	24.75
2007	1.93	1.00	1.47	15.50	11.47	13.39	33.75	24.50	30.19
2008	1.28	0.47	0.85	20.69	8.80	14.97	33.88	8.75	28.42
2009	1.17	0.48	0.75	19.30	10.42	14.67	18.00	7.83	10.91
2010	1.14	0.72	0.98	30.91	14.82	20.18	18.60	11.75	15.60
2011	1.15	0.79	0.99	48.58	26.81	35.18	17.88	12.70	15.33

2012-1st Q	0.99	0.83	0.92	37.14	28.65	32.69	14.80	13.45	14.10
2012-2nd Q	0.93	0.80	0.87	33.25	26.25	29.45	14.23	13.13	13.65
2012-3rd Q	0.95	0.80	0.86	34.72	26.79	30.05	12.95	10.90	11.67
2012-4th Q	0.95	0.81	0.89	35.04	29.61	32.56	11.60	10.90	11.05
2012	0.99	0.80	0.88	37.14	26.25	31.19	14.80	10.90	12.62

The per pound LME zinc price during the last 5, 10 and 15 year periods averaged $0.89, $0.89 and $0.74, respectively.  The per ounce COMEX silver price during the last 5, 10 and 15 year periods averaged $23.24, $16.00 and $12.31, respectively.  The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5, 10 and 15 year periods averaged $16.58, $19.13 and $13.74,  respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is primarily on a price and service basis, with price being the most important consideration when supplies of copper are ample.  Our products compete with other materials, including aluminum and plastics.  For additional information, see “Item 1A Risk Factors — The copper mining industry is highly competitive.”

EMPLOYEES

As of December 31, 2012, we had 12,085 employees, approximately 69% of whom are covered by labor agreements with eleven different labor unions.   During the last several years, we have experienced strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  Our Taxco and San Martin mines in Mexico have been on strike since July 2007, our Buenavista mine was on strike from July 2007 through June 6, 2010.

Peru

Approximately 63% of our 4,566 Peruvian employees were unionized at December 31, 2012, represented by eight separate unions.  Three of these unions, one at each major production area, represent 2,202 workers. Also, there are five smaller unions, representing the balance of workers.  We conducted negotiations with the eight unions whose collective bargaining agreements expired in 2012. During the first two months of 2013, we have signed three-year agreements with all the unions. The agreements include, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years, respectively, for all workers.

There were no strikes during 2011 and 2010.  On December 24 and 25, 2012 the three major unions held a two-day illegal work stoppage which did not have a material impact on production.

Employees of the Toquepala and Cuajone units reside in townsites, where we have built 3,700 houses and apartments. We also have 90 houses at Ilo for staff personnel.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsite and housing complexes include schools, medical facilities, churches, social clubs and recreational facilities.  We also provide shopping, banking and other services at the townsites.

Mexico

Approximately 73% of our 7,474 Mexican workers were unionized at December 31, 2012, represented by three separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  We conduct negotiations separately at each mining complex and each processing plant.

In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as our workers, in a free decision, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos y Similares de la Republica Mexicana (National Union of Mine and Metal Workers and Similar Activities of the Mexican Republic or the “National Mining Union”) to other unions.  In 2006, workers of our Mexicana del Cobre mining complex and IMMSA joined the Sindicato Nacional de Trabajadores de la Exploración, Explotación y Beneficio de Minas en la Republica Mexicana, (National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic ), and the Mexicana del Cobre metallurgical workers joined the Sindicato de Trabajadores de la Industria Minero Metalurgica (Union of Workers of the Mine and Metals Industry or the “CTM”).  Finally, in 2011 our Buenavista del Cobre workers joined the CTM.  This positive labor environment allows us to increase our productivity and to develop our capital expansion programs.

The workers of the San Martin and Taxco mines, still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, we filed a court petition requesting that the court, among other things define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by us, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  We filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.

In July 2012, Minera Krypton, a Mexican mining company, not affiliated with Grupo Mexico or the Company, hired 130 workers for the rehabilitation of its mining unit at Chalchihuites, Zacatecas.  Most of these workers, which are or were workers of the San Martin mine, in order to work for Minera Krypton joined a new union called, the Sindicato de Trabajadores de la Industria Minera y Similares de la Republica Mexicana (Union of Workers of the Mine and Metals Industry and Similar Activities of the Mexican Republic or the “Union of Mexican Mine and Metal Workers”). On August 31, 2012, the Union of Mexican Mine and Metal Workers filed a petition with the labor authorities to replace the existing union at the San Martin mine.  On September 1, 2012, the workers affiliated with the Union of Mexican Mine and Metal Workers took over the San Martin mine evicting the workers on strike.  Several hearings took place during September 2012 with the federal labor authorities. On October 12, 2012, the federal labor court ordered and enforced a recount in order to establish which union will hold the collective bargaining agreement. The Union of Mexican Mine and Metal Workers lost the recount.  The result of the recount was challenged by the Union of Mexican Mine and Metal Workers and is pending resolution.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, we commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow us search for reserves at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine.  On January 25, 2012, the National Mining Union appealed the resolution before the federal court.  On June 14, 2012, the federal court accepted the union’s appeal and requested that the federal labor court issue a new resolution, taking into account all the evidence submitted by the parties.  On August 6, 2012, the federal labor court issued a new decision disapproving the termination of the collective bargaining agreement and the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine. On August 29, 2012, we filed a proceeding seeking relief from the decision before a federal court. As of December 31, 2012, resolution of the relief proceeding was pending.

It is expected that operations at these mines will remain suspended until these labor issues are resolved.

Employees of the La Caridad and Buenavista units reside in townsites at La Caridad and Buenavista, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively.  Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping centers, banking and other services.  Through 2007, the Buenavista unit (at that time Cananea) provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit.  In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora to continue providing these services to its retired workers and their families.  The new workers of Buenavista del Cobre will receive health services from the Mexican Institute of Social Security as is the case for all Mexican workers.

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

Peru

In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., an independent power company (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  Enersur is building three new power units, with a total capacity of 564 megawatt, close to the current coal plant, which will provide additional power reserves in the south of Peru.  Enersur has a legal commitment to put in services these three new units no later than September 2013.

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

In 2009, we signed a Memorandum of Understanding (“MOU”) with Enersur regarding its power supply agreement.  The MOU contains new economic terms that we believe better reflect current economic conditions in the power industry and in Peru.  The new economic conditions agreed in the MOU have been applied by Enersur to its invoices to us since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project.  The MOU also established a time frame during which Enersur and we must negotiate in good faith to settle certain pending issues, including agreeing on a power purchase agreement for the Tia Maria project.  During 2010 and 2011, we continued our negotiation with Enersur but negotiations are currently suspended due to the delay of the Tia Maria project. See “Other Legal Matters -Tia Maria” in Note 13 “Commitment and Contingencies” to our consolidated financial statements for further information.

In Peru, we obtain fuel primarily from a local producer.  We have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire, Vizcachas and Titijones aquifers and also surface water from the Suches lake and two small water courses, namely Quebrada Honda and Quebrada Tacalaya, which together are sufficient to supply the needs of our two operating units at Toquepala and Cuajone.  At Ilo, we have desalinization plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

Mexico

Besides electric energy, the principal raw materials used in our operations are fuels.  Natural gas is used for metallurgical processes, to power furnaces, converters, casting wheels, boilers and electric generators.  Diesel oil is a backup for all these uses.  Also at our operations we use diesel oil for mining equipment.  Fuel, electricity and water supplies are readily available.  The prices of these materials may fluctuate beyond our control since the only supplier has been the Mexican government.  We therefore focus our efforts to reduce these costs through cost and energy saving measures.

Mexico Generadora de Energía S. de R. L., (“MGE”), an indirect subsidiary of Grupo Mexico, is constructing two power plants to supply energy to part of the Company’s Mexican operations.  These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts.  It is expected that MGE will complete the first plant in 2013 and the second in 2014.

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

The La Caridad unit imports natural gas from the United States through its pipeline (between Douglas, Arizona and Nacozari, Sonora).  This permits us to import natural gas from the United States at market prices and thereby reduce operating costs.  Several contracts with PEMEX and the United States provide us with the option of using a monthly fixed price or daily fixed prices for our natural gas purchases.

From time to time we enter into gas swap contracts to protect part of our gas consumption. The gain or losses obtained are included in the production cost.  We have not held any gas swap contract in the past three years, nor do we hold any for 2013.

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

In Mexico, water is a national property and industries not connected to a public services water supply must obtain a water concession from Comision Nacional del Agua (the “National Water Commission,” or “CNA”).  Water usage fees are established in the Ley Federal de Derechos (the Federal Law of Rights), which distinguishes several availability zones with different fees per unit of volume according to each zone.  All of our operations have one or several water concessions and, with the exception of Mexicana de Cobre, pump out the required water from one or several wells.  Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants.  At our Buenavista facility, we maintain our own wells and pay the CNA for water usage.  Water conservation committees have been established in each plant in order to conserve and recycle water.  Water usage fees are updated on a yearly basis and have been increasing in recent years.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 167,606 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	22,549	23,690	4,619	35,059	85,917
Exploration	—	—	—	80,512	80,512
Total	22,849	24,146	5,040	115,571	167,606

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2012, 2011 and 2010, were approximately $1.3 million, $1.2 million and $1.1 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.  We also have water concessions for well fields at Huaitire, Titijones and Vizcachas and surface water rights from the Suches Lake, which together are sufficient to supply the needs of our Toquepala and Cuajone operating units.

In 2004, the Peruvian Congress enacted legislation imposing a royalty charge to be paid by mining companies in favor of the regional governments and communities where mining resources are located.  Under this law, we were subject to a 1% to 3% charge, based on sales, and calculated on the value of the concentrates produced at our Toquepala and Cuajone mines.  We made provisions of $52.5 million and $65.5 million in 2011 and 2010, respectively, for this charge.

In September 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12%, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2012 and 2011, we made provisions of $51.0 million and $19.3 million, respectively, for this charge.

At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 7 “Income Taxes” to the consolidated financial statements.

Mexico

In Mexico we have approximately 479,767 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined in the table below.

	IMMSA	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	168,812	104,872	82,790	123,293	479,767

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $9.5 per hectare depending on the beginning date of the mining concession.  Fees paid during 2012, 2011 and 2010 were approximately $4.5 million, $3.5 million and $2.9 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  We generally own the land to which our Mexican concessions relate, although ownership is not required in order to explore or mine a concession.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

ITEM 1A. RISK FACTORS:

Every investor or potential investor in Southern Copper Corporation should carefully consider the following risk factors.

General Risks Relating to Our Business

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver.  Historically, these prices have been subject to wide fluctuations and are affected by numerous factors beyond our control, including international economic and political conditions, levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates.  In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes.

The table below provides the sales value of our products as a percentage of our total net sales value.

	Year Ended December 31,
Product	2012	2011	2010
Copper	77.0%	76.7%	72.7%
Molybdenum	6.8%	8.0%	13.3%
Silver	7.4%	7.2%	6.0%
Zinc	2.9%	3.1%	4.1%
Other by-products	5.9%	5.0%	3.9%

See also historical average price of our products on Item 1 Business caption “Metals prices.”

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

There is a degree of uncertainty attributable to the calculation of reserves.  Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only.  The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry.  We may be required in the future to revise our reserves estimates based on our actual production.  We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered.  Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty charges and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time.  Reserves data are not indicative of future results of operations.  Our reserves are depleted as we mine.  We depend on our ability to replenish our ore reserves for our long-term viability.  We use several strategies to replenish and increase our ore reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic.  Acquisitions may also contribute to increase ore reserves and we review potential acquisition opportunities on a regular basis.  However, we cannot assure you that we will be able to continue with our strategy to replenish reserves indefinitely.

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

We face competition from other copper mining and producing companies around the world.  We cannot assure you that competition will not adversely affect us in the future.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constituted approximately 34.8% and 37.0% of our total production cost in 2012 and 2011, respectively.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  Disruptions in energy supply or increases in costs of energy resources or increases of other production costs could have a material adverse effect on our financial condition and results of operations.

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

We regularly monitor occupational health and safety performance and compliance through programs, reports and activities at our operations.  Accidents are reported to Mexican and Peruvian authorities as required.   In 2012, we had three fatalities in Mexico, three contractor employees and three fatalities in Peru, two Company employees and one contractor employee. In 2011, we had one fatality in Mexico, one contractor employee, and three fatalities in Peru, two Company employees and one contractor employee.  The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have a material impact on our results.  Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses.  In 2012 and 2011, we were not subject to material penalties or sanctions and we did not experience any shutdowns of our work areas. Also, violation of security and safety laws and regulations in our Peruvian operations can be considered a crime, with penalties of up to 10 years of prison.

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

On December 5, 2011, the Mexican Senate Chamber approved the Environmental Liability Federal Law, which establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations) and criminal responsibilities. Also economic fines could be established. This initiative has been returned to the lower chamber for discussion and voting. The law will be in force once approved by the lower chamber and signed by the President.

In 2003 and 2005, Peruvian environmental laws imposing closure and remediation obligations on the mining industry were enacted.  Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us.  Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.  In 2012, we decided to recognize an estimated asset retirement obligation for our mining properties in Mexico as part of our environmental commitment.  Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring us to carry out mine closure and environmental remediation activities, we considered that a constructive obligation presently exists based on, among other things, the remediation experience from the closure of the San Luis Potosi smelter in 2010.  We further discuss these obligations in our Note 9 “Asset Retirement Obligation” to our consolidated financial statements.  Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement.  This agreement, as well as new international treaties regarding human rights, contains environmental provisions and initiatives.  We believe our operations are in material compliance with all environmental laws and regulations within the areas we operate.

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

Our assets, earnings and cash flows are influenced by various currencies due to the geographic diversity of our sales and the countries in which we operate.  As some of our costs are incurred in currencies other than our functional currency, the U.S. dollar, fluctuations in currency exchange rates may have a significant impact on our financial results.  These costs principally include electricity, labor, maintenance, local contractors and fuel.  For the year ended December 31, 2012, a substantial portion of our costs were denominated in a currency other than U.S. dollars.  Operating costs are influenced by the currencies of the countries where our mines and processing plants are located and also by those currencies in which the costs of equipment and services are determined.  The Peruvian nuevo sol, the Mexican peso and the U.S. dollar are the currencies which most influence our costs.

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

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  As of December 31, 2012, unions represented approximately 69% of our workforce.  Currently, we have labor agreements in effect for our Mexican operations. At our Peruvian operations, collective bargaining agreements with the eight unions expired in 2012.  During 2012, we started negotiations with all the eight unions.  During the first two months of 2013, we have signed three-year agreements with all the unions. The agreements include, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years, respectively, for all workers.

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

Our exploration, mining, milling, smelting and refining activities are subject to Peruvian and Mexican laws and regulations, including environmental laws and regulations, as well as certain industry technical standards.  As in any other country, environmental regulations in Peru and Mexico have become increasingly stringent over the last decades.  In accordance with mining regulations in the countries where we operate, we have to submit an environmental impact assessment (“EIA”) for all our new mining projects or expansions of existing mining operations and/or facilities.  The EIA is then discussed at various open hearings with the local communities, where they have the opportunity to voice their opinion and/or concerns.  In Peru, the Ministry of Energy and Mines (“MINEM”) usually requires the mining companies to address the questions of the stakeholders.  MINEM is the entity that approves the EIA and the execution of mining projects.  In December 2012, the Servicio Nacional de Certificacion Ambiental para Inversiones Sostenible (“SENACE”) was created, and this governmental organization is in the process to assume responsibility to approve all EIA’s related to the exploitation and processing phases.

Tia Maria, a Peruvian investment project of over $1.0 billion was suspended by governmental action in April 2011 in light of protests and disruptions carried out by a small group of activists who alleged, among other things, that the project would result in severe environmental contamination and the diversion of agricultural water resources.

We are preparing a new EIA study which we believe will take into account local community concerns and new government guidance. We consider that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project. We are confident that this initiative will have a positive effect on our stakeholders and will allow us to obtain the approval for the development of the 120,000 ton annual production copper project.

We have legal and valid title to the Tia Maria mining concessions and the over-lapping surface land in the area. None of above noted activities have in any way challenged, revoked, impaired or annulled our legal rights to the Tia Maria mining concessions and/or the over-lapping surface land titles acquired in the past. All our property rights on these areas are in full force.

Toquepala concentrator expansion: As a result of protests from some community groups the approval process for the EIA of this project has been delayed. These groups raised concerns related to water usage and pollution. As a result of these issues, the Peruvian government during 2012 started discussions with the local communities and the regional authorities to resolve this impasse. We participated also in a working group with the local and regional authorities and communities to define Company support for their social and community programs. On February 8, 2013, we reached a final agreement with the province of Candarave, one of the three provinces neighboring our Toquepala unit, which commits us to funding S/.255 million (approximately $98 million) for community development projects in the province. This agreement is contingent upon receiving approval for the project. We expect to continue working with the Candarave province and the other two provinces neighboring Toquepala to resolve all open issues during 2013.

The project will not use additional fresh water and therefore will not affect the availability of this resource for community or agricultural use. In fact, water currently used by the Company comes from deep wells drilled into the Capulline formation aquifer and does not take water from the population and agricultural communities of Tacna and Moquegua.

As we indicated above for the Toquepala expansion project, it appears that it is becoming a part of the Peruvian mining environment, that in order to obtain acceptance from local communities for projects in their localities, demands for substantial investments in community infrastructure and upgrades must be met in order to proceed with the mining projects. We cannot assure that we will not continue to incur additional costs for community infrastructure and upgrades in order to obtain the approval of current or future mining projects.

We are confident that we will continue with the Tia Maria and the Toquepala projects.  However, these projects, or any other project which we may undertake in the future, may be subject to additional costs as a result of delays due to actions by members of the local community or other factors.

We are controlled by Grupo Mexico, which exercises control over our affairs and policies and whose interests may be different from yours.

At December 31, 2012, Grupo Mexico owned indirectly 81.3% of our capital stock.  Certain of our and Minera Mexico’s officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates.  We cannot assure you that the interests of Grupo Mexico will not conflict with ours.

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

We cannot assure you that increased financial obligations of Grupo Mexico or AMC resulting from financings or for other reasons will not result in our parent corporations obtaining loans, increased dividends or other funding from us.

In addition, we have in the past engaged in, and expect to continue to engage in, transactions with Grupo Mexico and its other affiliates which are related party transactions and may present conflicts of interest.  For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see Note 18 “Related Party Transactions.”

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

International Risks

We are a company with substantial assets located outside of the United States. We conduct production operations in Peru and Mexico and exploration activities in these countries as well as in Chile, Argentina and Ecuador. Accordingly, in addition to the usual risks associated with conducting business in foreign countries, our business may be adversely affected by political, economic and social uncertainties in each of these countries.  Such risks include possible expropriation or nationalization of property, confiscatory taxes or royalties, possible foreign exchange controls, changes in the national policy toward foreign investors, etc.

Our insurance does not cover most losses caused by the above described risks.  Consequently, our production, development and exploration activities in these countries could be substantially affected by factors beyond our control, some of which could materially and adversely affect our financial position or results of operations.

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

Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions in Peru and/or other factors will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Mexican economic and political conditions, as well as drug-related violence, may have an adverse impact on our business.

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to the United States market.  The global financial crisis and the subsequent downturn in the United States economy caused real gross domestic product in Mexico to fall 6.6% in 2009.  Mexico’s policy measures in response to the crisis and its prior economic performance have helped the economy begin a recovery.  Gross domestic product grew by 3.8% and 5% in 2012 and 2011, respectively, and is projected to grow by at least 3.5% in 2013. Other possible risks are increases in taxes on the mining sector or higher royalties. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

Regarding the political situation in Mexico, security institutions are under significant stress, as a result of drug-related violence.  This situation creates potential risks especially for transportation of minerals and finished products, which affect a small part of our production.  However, drug-related violence has had a limited impact on our operations as it has tended to concentrate outside our areas of production. If this were to change, the risk to our operations might increase.

On July 1, 2012, voters elected a new president and members of the chambers of deputies and senators in Mexico for a six-year period.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions, as well as drug-related violence, in Mexico will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Peruvian inflation and fluctuations in the nuevo sol exchange rate may adversely affect our financial condition and results of operations.

Over the past several years, Peru has experienced one of its best economic periods.  In Peru economic conditions have improved significantly in the last years.  Inflation in 2012, 2011 and 2010 was 2.6%, 4.8% and 2.1%, respectively. The value of the nuevo sol has appreciated against the U.S. dollar, 5.4% in 2012, 4.0% in 2011 and 2.8% in 2010.  Our revenues are primarily denominated in U.S. dollars and our operating expenses are partly denominated in U.S. dollars.  If inflation in Peru were to increase without a corresponding depreciation of the nuevo sol relative to the U.S. dollar, our financial position and results of operations, and the market price of our common stock, could be affected.  Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.  Additionally the global financial economic crisis, could negatively affect the Peruvian economy.

Mexican inflation, restrictive exchange control policies and fluctuations in the peso exchange rate may adversely affect our financial condition and results of operations.

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of our Mexican operations’ cost of sales are denominated in pesos.  Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso the net income generated by our Mexican operations is adversely affected.  The annual inflation rate in Mexico was 3.6% in 2012, 3.8% in 2011 and 4.4% in 2010.  The Bank of Mexico has publicly announced a target of 3.8% inflation for 2013.

At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso decreased by 6.9% in 2012, decreased by 13.1% in 2011, and increased by 5.4% in 2010.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We were incorporated in Delaware in 1952.  Our corporate offices in the United States are located at 1440 East Missouri Avenue Suite 160, Phoenix, Arizona 85014.  Our Phoenix telephone number is (602) 264-1375.  Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima.  Our website is www.southerncoppercorp.com.  We believe that our existing properties are in good condition and suitable for the conduct of our business.

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

KEY PRODUCTION CAPACITY DATA:

All production facilities are owned by us.  The following table sets forth as of December 31, 2012, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2012 Production	2012 Capacity Use

PERUVIAN OPEN-PIT UNIT

Mining Operations
Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd — ore milled	80.0 ktpd	91.9%
Toquepala open-pit mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — ore milled	57.5 ktpd	95.5%
Toquepala SXEW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy — refined	32.2 ktpy	57.5%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy — concentrate feed	996.6 ktpy	83.0%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy — refined cathodes	215.7 ktpy	77.0%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy - sulfuric acid	968.7 ktpy	92.3%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	274.4tpy	85.8%

MEXICAN OPEN-PIT UNIT

Mining Operations
Buenavista open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	76.7 ktpd — milling	70.4 ktpd	91.7%
Buenavista SXEW I, II plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	66.1 ktpy	120.6%
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	91.0 ktpd — milling	91.4 ktpd	100.4%
La Caridad SXEW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy — refined	22.8 ktpy	104.0%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — concentrate feed	904.3 ktpy	90.4%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	213.7 ktpy	71.2%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	120.8 ktpy	80.5%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy - slime	1.1 ktpy	59.8%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — sulfuric acid	887.8 ktpy	56.7%

IMMSA UNIT

Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — ore milled	1,164.0 ktpy	79.7%
San Martin (2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — ore milled	—

Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy — ore milled	1,590.0 ktpy	72.6%
Santa Eulalia (3)	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy - ore milled	154.0 ktpy	28.1%
Taxco (2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy - ore milled	—

Nueva Rosita coal & coke complex(4)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal 100 ktpy coke	148 ktpy 91.2 ktpy	16.4 91.2	% %

Processing Operations
San Luis Potosí zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	93.5 ktpy	89.0%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	159.1 ktpy	88.4%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy  = tons per year

(1)                       Our estimates of actual capacity contemplating normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)                       During 2012, there was no production at the Taxco and San Martin mines due to strikes.

(3)                       Production at Santa Eulalia was reduced due to flooding problems. Production was restored by the end of 2012.

(4)                       At December 31, 2012, the coal reserves for the Nueva Rosita coal plant were 100.6 million tons with average sulfur content of 1.1% and a BTU content of 8,503 per pound.

PROPERTY BOOK VALUE

At December 31, 2012, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$491.4
Toquepala	609.5
Tia Maria project	304.1
Ilo and other support facilities	579.7
Property in progress	246.7
Total	$2,231.4

Mexican open-pit operations:
Buenavista	$929.0
La Caridad	1,008.1
Property in progress	467.2
Mexicana del Arco	40.6
Total	$2,444.9

Mexican IMMSA unit:
San Luis Potosi	$32.8
Zinc electrolytic refinery	77.5
Charcas	41.5
San Martin	28.6
Santa Barbara	73.4
Taxco	4.5
Santa Eulalia	36.1
Nueva Rosita	21.1
Property in progress and other facilities	35.4
Total	$350.9

Mexican administrative offices	$129.5

Total Southern Copper Corporation	$5,156.7

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

	Year Ended December 31,
	2012	2011	2010
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	264,794	265,390	289,947
Cuajone	350,079	308,956	363,692
SXEW Toquepala	70,976	77,872	83,640

Mexico open-pit
La Caridad	215,715	197,927	209,154
Buenavista	295,345	242,832	—
SXEW La Caridad	50,284	52,587	50,403
SXEW Buenavista	145,734	137,440	45,626

IMMSA unit	12,915	12,189	12,507
Total Mined	1,405,842	1,295,193	1,054,969

Smelted
Peru open-pit
Blister Ilo	72,407	—	—
Anodes Ilo	584,694	744,747	688,894

Mexico open-pit
Anodes La Caridad	575,277	510,766	256,913

IMMSA unit
Blister IMMSA	—	—	1,958
Total Smelted	1,232,378	1,255,513	947,765

Refined
Peru Open-pit
Cathodes Ilo	475,452	575,391	563,281
SXEW Toquepala	70,976	77,872	83,640

Mexico Open-pit
Cathodes La Caridad	471,193	411,933	186,563
SXEW La Caridad	50,284	52,587	50,404
SXEW Buenavista	145,734	137,440	45,626
Total Refined	1,213,639	1,255,223	929,514

Rod Mexico Open-pit - La Caridad	266,298	237,933	126,246

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,689	1,707	1,801
Cuajone	2,117	1,918	2,451
Mexico Open-pit
La Caridad	1,891	1,776	1,845
Buenavista	1,972	1,464	—

IMMSA unit	5,974	5,866	6,549
Total Mined	13,643	12,731	12,646

Refined
Peru Open-pit — Ilo	2,881	3,152	3,466
Mexico Open-pit — La Caridad	8,622	6,913	6,097
IMMSA unit	2,365	2,524	3,680
Total Refined	13,868	12,589	13,243

MOLYBDENUM (thousand pounds)
Mined
Toquepala	9,850	11,823	10,644
Cuajone	6,307	6,144	11,594
La Caridad	24,181	22,973	22,998
Total Mined	40,338	40,940	45,236

ZINC (thousand pounds)
Mined IMMSA	198,160	184,763	218,685
Refined IMMSA	206,225	200,332	209,598

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are approximately 825 meters and 900 meters deep, respectively.  Under the present mine plan configuration the Toquepala pit will reach a depth of 1,635 meters and the Cuajone pit will reach a depth of 1,290 meters.  The deepening pits present us with a number of geotechnical challenges.  Perhaps the foremost concern is the possibility of slope failure, a possibility that all open-pit mines face.  In order to maintain slope stability, in the past we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements.  We have also responded to hydrological conditions and removed material displaced by slope failures.  To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

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

Since 1998, a wall depressurization program has been in place in both pits.  This consists of a horizontal drilling program, which improves drainage thereby reducing saturation and increasing wall stability.  Additionally, a new blasting control program was put in place, implementing vibration monitoring and blasting designs of low punctual energy.  Also a new slope monitoring system was implemented using reflection prisms, deformation inclinometers and piezometers for water level control, as well as real-time robotic monitoring equipment.  In February 2012, a monitoring slope radar system was put in place at the Cuajone mine. This system improves the reliability of instrumentation, the information quality for assessing the behavior of the slopes and anticipates the risks of instability.

In 2011, a program of oriented and conventional geotechnical drilling was executed at the Toquepala mine, totaling 5,250 meters.  At the Cuajone mine, 2,314 meters of a horizontal geotechnical drilling program was carried out for slope drainage. In October 2012, we started a 24,480 meter program of oriented and conventional geotechnical drilling which is expected to be completed by the end of the first quarter 2013. This program will update the geotechnical study for the new 15 years mine development plan (2014-2028).

To increase the possibility of mining in the event of a slide, we have provided for two ramps of extraction for each open-pit mine. On March 2012, SRK Consulting Chile concluded the geotechnical study of the current slope and mining plans for 2012 and 2013 with recommendations to improve the slope stability.

While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit.  A number of recommendations and observations were presented by the consultants.  These included a recommendation of a maximum average bench face angle of 72 degrees.  Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope.  The geoestructural and geotechnical parameters recommended were applied in the pit design for the new life of the mine plan for La Caridad mine prepared in 2010.  This mine plan replaced the 15-year mine plan prepared in 2004. However, since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes.  Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.  We continue to collect new information related to geotechnical data and other geology features in order to ensure the structural security and also to improve the geotechnical data base for future studies

At the Buenavista mine, we are following the recommendations of a geotechnical evaluation of design slope for the 15-year pit plan. This evaluation was prepared by an independent mine consulting firm.  This evaluation included the determination of optimum pit slope design angles and bench design parameters for the proposed mine plan.  The objective of the study was: 1) to determine optimum inter-ramp slope angles and bench design parameters for the 15-year plan and 2) to identify and analyze any potential major instability that could adversely impact mine operation.  In 2012, we installed a radar system to monitor the walls of the mine.

The following recommendations were made for the Buenavista mine: inter-ramp slope design angles for the 15-year pit plan, for all of the 21 design sectors, defined on a rock-fabric-based catch bench analysis, using double bench, can range from 48° and 55°, and the inter-ramp slope angles are based on geometries that resulted from the back-break analysis using 80% reliability of achieving the required 7.5 meter catch bench width for a single bench configuration and 10.6 meter catch bench width for a double bench configuration.  Preliminary observations suggest the 15-year pit walls may be relative free-draining, the back-break analysis assumed depressurized conditions of mine benches, and the inter-ramp stability analysis were performed for both, saturated and depressurized conditions.

A pit dewatering/depressurization plan for the Buenavista mine was also recommended to address the issues of open-pit drainage, dewatering plan and future slope depressurization.  Phase I of the geohydrological study was completed by an independent consultant.  The analysis included a preliminary assessment and work plan implementations.

In 2011, five wells for extraction and monitoring were drilled close to the mine. Also, we began a drilling program to monitor possible water filtration beyond the limits of the open-pit mine.  All the information obtained from these well drilling programs has been analyzed and included in the hydrologic model.  The open-pit dewatering program from the bottom benches also continued during 2012 with a drilling program of 3,797 meters in several monitoring wells in order to allow us to continue with the current mining plan.

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

The table below sets forth 2012, 2011 and 2010 production information for our Cuajone operations:

		2012	2011	2010
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	28,708	29,073	31,461
Copper grade	(%)	0.653	0.578	0.598
Leach material mined	(kt)	554	3,096	10
Leach material grade	(%)	0.538	0.551	0.519
Stripping ratio	(x)	4.37	3.82	3.01
Total material mined	(kt)	154,091	140,108	126,144

		2012	2011	2010
Concentrator
Total material milled	(kt)	28,732	28,946	31,419
Copper recovery	(%)	84.57	83.69	87.73
Copper concentrate	(kt)	620.7	542.3	620.7
Copper in concentrate	(kt)	158.8	140.1	165.0
Copper concentrates average grade	(%)	25.58	25.84	26.58
Molybdenum
Molybdenum grade	(%)	0.014	0.013	0.022
Molybdenum recovery	(%)	71.15	73.90	76.78
Molybdenum concentrate	(kt)	5.4	5.2	9.7
Molybdenum concentrate average grade	(%)	53.42	53.71	54.09
Molybdenum in concentrate	(kt)	2.9	2.8	5.3

Key:            kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

We continuously improve and renovate our equipment.  Major Cuajone mine equipment includes:

•                  Fifteen 290-ton capacity trucks,

•                  eighteen 218-ton capacity trucks,

•                  nine 231-ton capacity trucks,

•                  seven 360-ton capacity trucks,

•                  three 56-cubic yard capacity shovels,

•                  two 73-cubic yard shovels,

•                  one 42-cubic yard shovel,

•                  one 33-cubic yard capacity front loader,

•                  one 50-cubic yard capacity front loader,

•                  six electric drills, and

•                  three diesel drills for pre-splitting.

Auxiliary equipment includes:

•                  Eight wheel bulldozers,

•                  eleven Caterpillar bulldozers,

•                  two 988 CAT front loaders,

•                  three 966 CAT front loaders, and

•                  five motorgraders.

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

Mine exploration

Exploration activities during the drill campaign in 2012 are as follows:

Studies	Meters	Holes	Notes
Infill drilling	21,335	80	To obtain additional information to improve confidence in our block model.
Geotechnical holes	19,935	69	To improve geotechnical information
Total	41,270	149

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

Major Cuajone concentrator plant equipment includes:

•                  One primary crusher,

•                  three secondary crushers,

•                  seven tertiary crushers,

•                  eleven primary ball mills,

•                  four ball mills for re-grinding rougher concentrate,

•                  one vertical mill for re-grinding rougher concentrate,

•                  thirty 100-cubic feet cells for rougher flotation,

•                  four 160-cubic feet cells for rougher flotation,

•                  five 60-cubic feet cells for cleaner scavenger,

•                  six 1,350-cubic feet cells for cleaner scavenger,

•                  fourteen 300-cubic feet cells for cleaner scavenger,

•                  eight column cells,

•                  one Larox filter press,

•                  one FLS Smith filter press,

•                  two thickeners for copper-molybdenum and copper concentrates,

•                  three tailings thickeners,

•                  one high-rate tailings thickener, and

•                  six pumps for recycling reclaimed water.

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

The table below sets forth 2012, 2011 and 2010 production information for our Toquepala operations:

		2012	2011	2010
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	20,072	21,525	21,634
Copper grade	(%)	0.658	0.619	0.678
Leach material mined	(kt)	37,065	47,142	67,103
Leach material grade	(%)	0.247	0.253	0.252
Stripping ratio	(x)	7.67	7.24	7.29
Total material mined	(kt)	173,927	177,398	179,313

Concentrator
Total material milled	(kt)	20,090	21,497	21,654
Copper recovery	(%)	90.86	90.46	89.58
Copper concentrate	(kt)	451.5	455.2	481.7
Copper in concentrate	(kt)	120.1	120.4	131.5
Copper concentrate average grade	(%)	26.60	26.45	27.30
Molybdenum
Molybdenum grade	(%)	0.033	0.035	0.035
Molybdenum recovery	(%)	66.64	70.67	64.48
Molybdenum concentrate	(kt)	8.2	9.8	8.9
Molybdenum concentrate average grade	(%)	54.37	54.69	54.50
Molybdenum in concentrate	(kt)	4.5	5.4	4.8
SXEW plant
Estimated leach recovery	(%)	25.56	25.33	25.26
SXEW cathode production	(kt)	32.2	35.3	37.9

Key:   kt    =    thousand tons

x      =    Stripping ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

We continuously improve and renovate our equipment.  Major mine equipment at Toquepala includes:

•                  Twenty-eight 290-ton capacity trucks,

•                  thirty-six 218-ton capacity trucks,

•                  eight 363-ton capacity trucks,

•                  one 60-cubic yard capacity shovel,

•                  three 56 cubic-yard capacity shovels,

•                  three 73-cubic yard capacity shovels,

•                  one 15-cubic yard capacity shovel,

•                  eight electric rotary drills,

•                  two Down the Hole (DTH) drills for pre-split, and

•                  three front-end loaders with capacities of 28, 23 and 33 cubic-yards.

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

Mine Exploration

Exploration activities during the drill campaign in 2012 are as follows:

Studies	Meters	Holes	Notes
Ore body isolated for phase 3 and 4	3,450	8	To confirm the continuity of the ore body.

We did not carryout geotechnical drilling in 2012.

Concentrator

Our Toquepala concentrator operations use state-of-the-art computer monitoring systems in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.40% is loaded onto rail cars and sent to the crushing circuit, where rotating crushers reduce the size of the rocks by approximately 85%, to less than one-half of an inch.  The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder.  The finely ground powder mixed with water is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  The bulk concentrate with sufficient molybdenum content is processed to recover molybdenum by inverse flotation.  This final copper concentrate with a content of approximately 26.5% of copper is filtered in order to reduce moisture to 8.5% or less.  Concentrates are then shipped by rail to the Ilo smelter.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major concentrator plant equipment at Toquepala includes:

•                  One primary crusher,

•                  three secondary crushers,

•                  six tertiary crushers,

•                  eight rod mills,

•                  twenty-four ball mills,

•                  one distributed control system (DCS),

•                  one expert grinding system,

•                  forty-two collective flotation cells,

•                  fifteen column cells,

•                  seventy-two Agitair 1.13 cubic meter cells,

•                  two Larox pressure filters,

•                  five middling thickeners,

•                  two conventional tailings thickeners,

•                  three high-rate tailings thickeners,

•                  one tripper car,

•                  one track tractor, and

•                  one recycled water pipe line.

The expected useful life of the principal equipment is over 20 years due to our equipment maintenance programs.

SXEW Plant

The SXEW facility at Toquepala produces grade A LME electrowon copper cathodes of 99.999% purity from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines.  The leach plant commenced operations in

1995 with a design capacity of 35,629 tons per year of copper cathodes.  In 1999, the capacity was expanded to 56,000 tons per year.

Copper oxides from Cuajone with a copper grade higher than 0.218%, with an acid solubility index higher than 46% and a cyanide solubility index higher than 16% are leached.  In Toquepala, the leach material cutoff grade is 0.095% and therefore material with a total copper grade between 0.095% and 0.40% are leached.

Major equipment at the Cuajone crusher plant includes:

•                  One primary jaw crusher, and

•                  one secondary cone crusher with a capacity of 390 tons per hour.

In addition, the Toquepala plant equipment includes:

•                  one agglomeration mill,

•                  one front end loader,

•                  two 445E Dresser trucks of 120-ton capacity, and

•                  one 830E Komatsu of 240-ton capacity truck for hauling to the leach dumps.

Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Major equipment at the Toquepala plant includes:

•                  five pregnant solution (PLS) ponds, each with its own pumping system to send the solution to the SXEW plant.

•                  three lines of SX, each with a nominal capacity of 1,068 cubic meters per hour of pregnant solution and 162 electrowinning cells.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability.  The SXEW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company, and found to be in compliance with the requirements of the ISO 9001-2008 standard.  In 2012, we obtained the certification OHSAS 18001 of our occupational health and safety system and the ISO14001-2004 for our environmental standards at the SX-EW plant.

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

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility.  Copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world.  In 2007 we completed a major modernization of the smelter.  The nominal installed capacity of the smelter is 1,200,000 tons of concentrate per year.

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

Major equipment at the Ilo smelter includes:

•                  one Isasmelt furnace,

•                  two rotary holding furnaces,

•                  four Pierce-Smith converters,

•                  two slag cleaning furnaces,

•                  two anodes furnaces,

•                  one casting twin-wheel,

•                  one blister holding furnace,

•                  one casting blister wheel,

•                  one waste heat boiler,

•                  one superheated steam, and

•                  three electrostatic precipitators.

The table below sets forth 2012, 2011 and 2010 production and sales information for our Ilo smelter plant:

		2012	2011	2010
Smelter
Concentrate smelted	(kt)	996.6	1,094.2	998
Average copper recovery	(%)	97.7%	97.6%	97.8%
Blister production	kt	33.1	—	—
Average blister grade	(%)	99.34%	—	—
Anode production	(kt)	265.9	338.7	313.4
Average anode grade	(%)	99.73%	99.74%	99.72%
Sulfuric acid produced	(kt)	968.7	1,061.6	963
Sales data:
Blister sales	(kt)	32.84	—	—
Anode sales	(kt)	2.51	10.4	12.5
Average blister sales price	($/lb)	3.48	—	—
Average anode sales price	($/lb)	3.93	3.64	3.34
Average sulfuric acid price	($/ton)	133.98	98.40	56.16

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

The smelter also has two oxygen plants.  Plant No. 1, with 272 tons per day of production capacity and Plant No.2, with 1,045 tons per day of capacity.

In addition, the smelter includes:

•                  one seawater intake system,

•                  two desalinization plants to provide water for the process,

•                  one electric substation, and

•                  one centralized control using advanced computer technology.

In 2010, the Ilo smelter marine trestle started operation. This facility allows us to offload directly to offshore ships the sulfuric acid produced, avoiding hauling cargo through the city of Ilo. The 500 meter long marine trestle is the last part of the Ilo smelter modernization project.  Currently all overseas shipments of sulfuric acid are being made using the marine trestle.

Refinery

The Ilo refinery consists of an electrolytic plant, a precious metal plant and a number of ancillary installations.  The refinery is producing grade A copper cathode of 99.998% purity.  The nominal capacity is 280,000 tons per year.  Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

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

The table below sets forth 2012, 2011 and 2010 production and sales information for our Ilo refinery and precious metals plants:

		2012	2011	2010
Refinery
Cathodes produced	(kt)	215.7	261.0	255.5
Average copper grade	(%)	99.998%	99.998%	99.998%
Refined silver produced	(000 Kg)	89.6	98.1	107.8
Refined gold produced	(kg)	184.2	363.1	418.2
Commercial grade selenium produced	(tons)	41.5	53.7	59.0
Sales data:
Average cathodes sales price	($/lb)	3.67	3.92	3.38
Average silver sales price	($/oz)	30.76	35.10	19.69
Average gold sales price	($/oz)	1,663.91	1,579.97	1,211.14

Key:               kt = thousand tons

Major equipment at the refinery includes:

•                  one electrolytic plant, with 926 commercial cells,

•                  fifty-two starting sheet cells,

•                  sixteen primary liberator cells,

•                  twenty-four secondary liberator cells,

•                  one anodic slime treatment circuit (includes leaching and centrifugation), and

•                  one electrolytic bleeding-off system by railroad to Toquepala’s leaching plants.

Main equipment at the precious metals plant includes:

•                  one selenium reactor and system to produce commercial grade selenium powder,

•                  one Wenmec anodic slime roaster reactor,

•                  one tilting Copella furnace,

•                  twenty-six silver electrorefining cells including an induction furnace for shots and silver ingots production, and

•                  one hydrometallurgical system for gold recovery.

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

MEXICAN OPERATIONS

Following is a map indicating the approximate locations of our Mexican mines and processing facilities:

MEXICAN OPEN-PIT SEGMENT

Our Mexican open-pit segment operations combines two units of Minera Mexico, La Caridad and Buenavista, which includes La Caridad and Buenavista mine complexes and smelting and refining plants and support facilities, which service both complexes.

Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes, as well as our processing facilities:

ARIZONA
U. S. A.
NEW MEXICO
Gila Bend
Tucson
Lordsburg
Benson
Bisbee
Nogales Ar.
Douglas
Agua Prieta
MEXICO
La Angostura Dam
Nacozari
Buenavista Mine
GULF OF CALIFORNIA
Moctezuma
Bahia Kino
La Caridad Mine
B. C.
N

UNITED STATES OF AMERICA
BUENAVISTA MINE
LA CARIDAD MINE
105°
100°
30°
HERMOSILLO
CHIHUAHUA
25°
MEXICO
GULF OF MEXICO
PACIFIC OCEAN
20°
MEXICO D. F.
GUATEMALA
15°

Minera Mexico facilities
Intl. Border Line
Water Sea and Dams
Paved Highway
FerroMex Railroad
Capital City
Main Cities

MAP SHOWING LOCATIONS AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES

Date: January 2013

GRAPH SCALE

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

Except for very brief periods, Buenavista was on strike from July 2007 through June 2010. Restoration of mine and plants started in the third quarter of 2010 and was completed in 2011.  SXEW production was restored to full capacity by the fourth quarter of 2010 and concentrator production reached full capacity in the second quarter of 2011.

We have started a major capital investment program at Buenavista , which includes a new SXEW plant with a planned annual capacity of 120,000 tons of copper, a concentrator expansion with an increase in production capacity of 188,000 tons per year and two molybdenum plants with a combined annual capacity of 4,600 tons.  This investment program is underway and we expect to complete it in two phases, the first in 2014 with an increase in annual production of 120,000 tons and the second phase in 2015 with a further increase in annual copper production of 188,000 tons. With these investments, total production capacity at Buenavista will reach 488,000 tons of copper.

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

The following table shows 2012, 2011 and 2010 production information for Buenavista:

		2012	2011	2010
Mine annual operating days		366	365	169
Mine:
Total ore mined	(kt)	25,763	22,444	656
Copper grade	(%)	0.632	0.623	0.587
Leach material mined	(kt)	66,241	47,399	3,860
Leach material grade	(%)	0.275	0.299	0.226
Stripping ratio	(x)	4.86	3.38	8.81
Total material mined	(kt)	150,871	98,306	6,439
Concentrator:
Total material milled	(kt)	25,748	21,972	—
Copper recovery	(%)	82.30	80.44	—
Copper concentrate	(kt)	511.6	410.0	—
Copper in concentrate	(kt)	134.0	110.1	—
Copper concentrate average grade	(%)	26.18	26.86	—
SXEW plant
Estimated leach recovery	(%)	53.29	53.39	52.72
SXEW cathode production	(kt)	66.1	62.3	20.7

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

The copper grade is total grade.

Major Buenavista mine equipment includes:

•                  Thirty seven 400-ton-capacity trucks,

•                  thirteen 320-ton-capacity trucks,

•                  thirteen 240-ton-capacity trucks,

•                  five 40,000- gallon-capacity  tanker trucks,

•                  one 27-cubic-yard-capacity shovel,

•                  one 36-cubic-yard- capacity shovel,

•                  two 40-cubic-yard- capacity shovels,

•                  one 42-cubic-yard- capacity shovel,

•                  one 56-cubic-yard- capacity shovel,

•                  two 64-cubic-yard- capacity shovels,

•                  two 70-cubic-yard- capacity shovels.

•                  Mine auxiliary equipment including:

•                  ten drillers,

•                  five front loaders,

•                  five motor graders, and

•                  twenty-four tractors.

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

Mine Exploration

Due to Buenavista’s illegal work stoppage, there were no exploration programs developed in 2010 and 2009.  In 2011, we resumed exploration activities. In-fill core drilling was conducted at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012.  For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries.  Also, in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling were completed in 2011. A geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. For 2013, additional diamond drilling is planned to define, upgrade, and develop more reserves.

Concentrator

Buenavista uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.38% is loaded onto trucks and sent to the milling circuit, where giant rotating crushers reduce the size of the ore to approximately one-half of an inch.  The ore is then sent to the ball and bar mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.  Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 27%.  Concentrates are then shipped by rail to the smelter at La Caridad.

The Buenavista concentrator plant, with a milling capacity of 76,700 tons per day, consists of:

•                  Two primary crushers,

•                  four secondary crushers,

•                  ten tertiary crushers,

•                  ten primary mills,

•                  one expert control system,

•                  five mills for re-grinding,

•                  103 primary flotation cells,

•                  ten column cells,

•                  seventy scavenger flotation cells,

•                  seven thickeners, and

•                  three ceramic filters.

In addition, the facility has:

•                  48 wells and two pumping stations for fresh water supply,

•                  one tailings dam, and

•                  one reclaimed water pumping station.

As part of the expansion program for this unit, we are constructing a molybdenum plant which is expected to be completed by the end of the first quarter of 2013 and have an annual production of 2,000 tons of molybdenum contained in concentrate.

SXEW Plant

The Buenavista unit operates a leaching facility and two SXEW plants.  All copper ore with a grade lower than the mill cut-off grade of 0.38%, but higher than 0.25%, is delivered to the leach dumps.  A cycle of leaching and resting occurs for approximately five years in the run-of-mine dumps and three years for the crushed leach material.

The Buenavista unit currently maintains 21.8 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.95 grams of copper per liter.

Major equipment at the SXEW I and II plants includes: two crushing systems (No.1 and No.2).  Crushing system No. 1 has a capacity of 32,000 tons per day and includes:

•                  One apron feeder,

•                  one conveyor belt feeder,

•                  eight conveyor belt systems, and

•                  one distributing bar.

Crushing system No. 2 has a capacity of 48,000 tons per day and includes:

•                  One crusher,

•                  one conveyor belt feeder,

•                  four conveyor belts, and

•                  one distributing bar.

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

As mentioned above we intend to increase the Buenavista unit’s production of copper cathodes with a new SXEW plant, (SXEW III) with an annual capacity of 120,000 tons.  The plant would produce copper cathodes of ASTM grade 1 or LME grade A.  Please see “Capital investment program” under Item 7 for further information.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SXEW plant, lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora.  Nacozari is about 264 kilometers northeast of the Sonora state capital of Hermosillo and 121 kilometers south of the U.S.-Mexico border.  Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems.  An airstrip with a reported runway length of 2,500 meters is located 36 kilometers north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery.  The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine.  Access is by paved highway and by railroad.

The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SXEW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, the precious metals refinery in 1999, and the dust and effluents plant in 2012.

The table below sets forth 2012, 2011 and 2010 production information for La Caridad:

		2012	2011	2010
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	33,556	33,185	33,344
Copper grade	(%)	0.344	0.329	0.350
Leach material mined	(kt)	34,848	32,333	29,463
Leach material grade	(%)	0.224	0.235	0.208
Stripping ratio	(x)	1.58	1.54	1.52
Total material mined	(kt)	86,632	84,266	84,163

Concentrator
Total material milled	(kt)	33,434	33,201	33,196
Copper recovery	(%)	85.06	82.19	81.59
Copper concentrate	(kt)	461.5	458.8	431.2
Copper in concentrate	(kt)	97.8	89.8	94.9
Copper concentrate average grade	(%)	21.20	19.57	22.00

		2012	2011	2010
Molybdenum
Molybdenum grade	(%)	0.043	0.046	0.045
Molybdenum recovery	(%)	76.44	68.81	70.20
Molybdenum concentrate	(kt)	20.3	19.5	19.2
Molybdenum concentrate average grade	(%)	54.09	53.49	54.27
Molybdenum in concentrate	(kt)	11.0	10.4	10.4
SXEW plant
Estimated leach recovery	(%)	39.20	39.99	40.90
SXEW cathode production	(kt)	22.8	23.9	22.9

Key:  kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined

The copper and molybdenum grade are total grade.

Major mine equipment includes:

•                  Twenty-four 240 ton-capacity trucks

•                  three 360 ton-capacity trucks, and,

•                  six 43 cubic-yard-capacity shovels

Loading and auxiliary equipment includes:

•                  Six drillers,

•                  five front loaders,

•                  three motorgraders, and

•                  nineteen tractors.

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

In 2012, we drilled 10,000 meters and further defined the extent of the copper and molybdenum mineralization. For 2013, we have not planned an additional exploration program.

Concentrator

La Caridad uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  The concentrator has a current capacity of 90,000 tons of ore per day.

Ore extracted from the mine with a copper grade over 0.30% is sent to the concentrator and is processed into copper concentrates and molybdenum concentrates.  The copper concentrates are sent to the smelter and the molybdenum concentrate is sold to a Mexican customer.  The molybdenum recovery plant has a capacity of 2,000 tons per day of copper-molybdenum concentrates.  The lime plant has a capacity of 340 tons of finished product per day.

La Caridad concentrator plant equipment includes:

•                  Two primary crushers,

•                  six secondary crushers,

•                  twelve tertiary crushers,

•                  twelve ball mills,

•                  one master milling control system,

•                  140 primary flotation cells,

•                  four re-grinding mills,

•                  96 cleaning flotation cells,

•                  twelve thickeners, and

•                  eight drum filters.

SXEW Plant

Approximately 663.3 million tons of leaching ore with an average grade of approximately 0.247% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2012.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a SXEW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs.  The SXEW facility has an annual capacity of 21,900 tons of copper cathodes.

The La Caridad SX-EW plant has:

•                  Nine irrigation systems for the dumps,

•                  two PLS dams, and

•                  one container of heads that permits the combination of the solutions of both dams and which feeds the SXEW plant with a more homogenous concentration.

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

Smelter

Copper concentrates from Buenavista, Santa Barbara, Charcas and La Caridad are transported by rail and truck to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity.  Sulfur dioxide off-gases collected from the flash furnace, the El Teniente converter and conventional converters are processed into sulfuric acid, at two sulfuric acid plants.  Approximately 2% to 3% of this acid is used by our SXEW plants and the balance is sold to third parties.

Almost all of the anodes produced in the smelter are sent to the La Caridad copper refinery.  The actual installed capacity of the smelter is 1,000,000 tons per year, a capacity that is sufficient to treat all the concentrates of La Caridad and Buenavista, and starting in 2010, the concentrates from the IMMSA mines, as we closed the San Luis Potosi smelter.  The smelter includes:

•                  One flash type concentrates drier,

•                  one steam drier,

•                  one flash furnace,

•                  one El Teniente modified converter furnace,

•                  two electric slag-cleaning furnaces,

•                  three Pierce-Smith converters,

•                  three raffinate furnaces, and

•                  two casting wheels.

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

The operations of the precious metal refinery begin with the reception of slime from silver concentrates, which are dried in a steam dryer.  After this, the dried slime is smelted and a gold and silver alloy is obtained, which is known as dore.  The precious metal refinery plant has a hydrometallurgical stage and a pyrometallurgical stage, besides a steam dryer, dore casting system, Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for fine silver, one silver ingot casting system and two reactors for obtaining fine gold.  The process ends with the refining of the gold and silver alloy.We also recover commercial selenium from the gas produced by the Kaldo furnace process.

Copper Rod Plant

A rod plant at the La Caridad complex was completed in 1998 and reached its full annual operating capacity of 150,000 tons in 1999.  The plant is producing eight millimeter copper rods with a purity of 99.99%.  The rod plant includes:

•                  One vertical furnace,

•                  one retention furnace,

•                  one molding machine,

•                  one laminating machine,

•                  one coiling machine, and

•                  one coil compacter.

Other facilities include:

•                  One lime plant with a capacity of 132,000 tons per year,

•                  one sulfuric acid plant with a capacity of 2,625 tons per day,

•                  one sulfuric acid plant with a capacity of 2,135 tons per day,

•                  three oxygen plants, each with a production capacity of 275 tons per day,

•                  one power turbo generator with a 11.5 megawatt capacity, and

•                  one power turbo generator with a 25 megawatt capacity.

One of the turbo generators uses residual heat from the flash furnace.

In 2012, we started operating a dust and effluent plant with a treatment capacity of 3,100 tons per year which will produce 720 tons of copper by-products and 11,000 tons of lead per year.  This plant is designed to reduce dust emissions from La Caridad metallurgical complex.

The table below sets forth 2012, 2011 and 2010 production information for the La Caridad processing facilities:

		2012	2011	2010
Smelter
Total copper concentrate smelted	(kt)	904.3	832.3	416.7
Anode copper production	(kt)	263.0	233.8	117.6
Average copper content in anode	(%)	99.22	99.09	99.06
Average smelter recovery	(%)	97.4	97.0	98.7
Sulfuric acid production	(kt)	887.8	819.0	441.5
Refinery
Refined cathode production	(kt)	213.7	186.9	84.6
Refined silver production	(000 kg)	268.2	215.0	189.6
Refined gold production	(Kg)	1,426.7	996.1	845.7
Rod Plant
Copper rod production	(kt)	120.8	107.9	57.3
Sales data:
Average realized price copper rod	($ per lb)	3.72	3.98	3.45
Average premium copper rod	($ per lb)	0.12	0.11	0.12
Average realized price gold	($ per ounce)	1,666.66	1,584.71	1,220.07
Average realized price silver	($ per ounce)	31.17	34.94	20.11
Average realized price sulfuric acid	($ per ton)	105.40	90.60	29.16

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

The table below sets forth 2012, 2011 and 2010 production information for our Mexican IMMSA unit:

		2012	2011	2010
Average annual operating days(*)		299	318	313
Total material mined and milled	(kt)	2,907	2,831	2,894
Zinc average ore grade	(%)	3.49	3.59	3.77
Zinc concentrate produced	(kt)	167.0	151.5	179.8
Zinc concentrate average grade	(%)	53.84	55.32	55.16
Zinc average recovery	(%)	88.48	82.55	90.86
Lead average ore grade	(%)	0.86	0.88	0.86
Lead concentrate produced	(kt)	35.3	34.7	36.5
Lead concentrate average grade	(%)	56.52	54.20	55.44
Lead average recovery	(%)	79.80	75.43	81.65
Copper average ore grade	(%)	0.40	0.38	0.39
Copper concentrate produced	(kt)	19.7	18.2	18.4
Copper concentrate average grade	(%)	29.70	30.35	30.77
Copper average recovery	(%)	50.62	51.24	49.80

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

The Charcas complex’s equipment includes:

•                  Twenty jumbo drilling tools,

•                  twenty scoop trams for mucking and loading,

•                  fourteen trucks,

•                  two locomotives for internal ore haulage, and

•                  three hoists.

In addition, the mill has:

•                  One primary crusher,

•                  one secondary crusher,

•                  two tertiary crushers,

•                  four mills, and

•                  three flotation circuits.

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

Mine exploration

In 2012, at Charcas, 19,068 meters of diamond drilling were executed from underground stations and 26,979 meters from the surface.  With this drilling, 1,452,895 tons were added to the reserve base in 2012. Additional drilling surface program of 30,000 meters is planned in 2013.

The table below sets forth 2012, 2011 and 2010 production information for our Charcas mine:

		2012	2011	2010
Annual operating days		319	324	324
Total material mined and milled	(kt)	1,164	1,124	1,165
Zinc average ore grade	(%)	4.4	4.8	5.1
Zinc concentrate produced	(kt)	93.2	93.6	101.8
Zinc concentrate average grade	(%)	53.89	56.25	56.78
Zinc average recovery	(%)	97.50	97.01	97.29
Lead average ore grade	(%)	0.3	0.4	0.4
Lead concentrate produced	(kt)	3.7	5.4	6.8
Lead concentrate average grade	(%)	40.50	50.10	48.15
Lead average recovery	(%)	50.30	65.38	69.55
Copper average ore grade	(%)	0.27	0.24	0.23
Copper concentrate produced	(kt)	4.7	3.7	3.1
Copper concentrate average grade	(%)	27.54	29.70	30.26
Copper average recovery	(%)	41.57	40.34	35.09

kt = thousand tons

The Charcas mine uses the hydraulic cut-and-fill method and the room-and-pillar mining method with descending benches.  The broken ore is hauled to the underground crusher station.  The crushed ore is then hoisted to the surface for processing in the flotation plant to produce lead, zinc and copper concentrates.  The capacity of the flotation plant is 4,100 tons of ore per day.  The lead concentrate produced at Charcas is treated at a third party refinery in Mexico.  The zinc concentrates are treated at our San Luis Potosi zinc refinery and the copper concentrates are treated at our La Caridad smelter.

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

The mining operations at Santa Barbara are more diverse and complex than any of the other mines in our Mexican operations, with veins that aggregate approximately 21 kilometers in length.  Each of the three underground mines has several shafts and crushers.  Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping.  The ore, once crushed, is processed in the flotation plant to produce concentrates.  The flotation plant has a capacity of 5,700 tons of ore per day.  The lead concentrate produced is treated at a third party refinery in Mexico.  The copper concentrates are treated at our La Caridad smelter and the zinc concentrates are either treated at the San Luis Potosi zinc refinery or exported.

The major mine equipment at Santa Barbara includes:

•                  Twenty-one jumbo drilling tools,

•                  one Simba drilling tool,

•                  forty-three scoop trams,

•                  fourteen trucks for internal ore haulage,

•                  eleven locomotives for internal ore haulage,

•                  four locomotives for surface haulage,

•                  seven trucks for external haulage, and

•                  six hoists.

For treating the ore, there are:

•                  Six primary jaw crushers,

•                  one secondary crusher,

•                  two tertiary crushers,

•                  three mills, and

•                  three flotation circuits.

The concentrator plant has a milling capacity of 5,800 tons of ore per day.

Geology

The majority of the production from the district comes from quartz veins within faults and fractures.  The north to northwestern trending vein is up to several kilometers long, dips steeply to the west and is 0.5 to 30 meters wide.  Ore shoots up to several hundred meters in length, extends to at least 900 meters below the surface and is separated from other ore by 0.5 to 1 meter of barren quartz vein.  Metal zoning occurs in some veins, with zinc and lead content generally decreasing with depth and copper increasing with depth.  Three main systems of veins exist inside the district, represented by the veins Coyote, Segovedad Novedad and Coyote Seca Palmar.  In addition to the main veins, there are many smaller sub-parallels to branching ore bearing veins. Economic ore minerals include sphalerite (ZnS), marmatite (ZnFeS), galena (PbS), chalcopyrite (CuFeS2) and tetrahedrite (CuFe12Sb4S13).  Gangue minerals include quartz (SiO2), pyrite (FeS2), magnetite (Fe2O4), pirrotite (Fe2+S), arsenopyrite (FeAsS) and fluorite (CaF2).

The Santa Barbara district has mineralization to indicate that it will continue to be a significant producer of lead, copper and zinc for decades.  The full potential of the district has not yet been defined, but the area seems to justify an increase in exploration.

Mine Exploration:

At Santa Barbara, 13,074 meters were drilled from underground stations and 50,867 meters from the surface in 2012.  With this drilling 6,964,423 tons were added to the reserve base in 2012.  For 2013, 47,000 meters of surface diamond drilling are planned.

The table below sets forth 2012, 2011 and 2010 production information for our Santa Barbara mines:

		2012	2011	2010
Annual operating days		322	321	321
Total material mined and milled	(kt)	1,590	1,553	1,578
Zinc average ore grade	(%)	2.41	2.33	2.53
Zinc concentrate produced	(kt)	60.5	57.7	63.7
Zinc concentrate average grade	(%)	54.29	53.85	53.99
Zinc average recovery	(%)	85.7	85.9	86.1
Lead average ore grade	(%)	1.18	1.07	1.02
Lead concentrate produced	(kt)	27.6	24.3	24.3
Lead concentrate average grade	(%)	59.64	58.91	56.53
Lead average recovery	(%)	87.82	86.20	85.29
Copper average ore grade	(%)	0.52	0.51	0.54
Copper concentrate produced	(kt)	15.0	14.6	15.3
Copper concentrate average grade	(%)	30.39	30.51	30.87
Copper average recovery	(%)	55.07	56.13	55.57

kt = thousand tons

San Martin

San Martin has been on strike since July 2007.  Please see Note 13 “Commitments and Contingencies” to our consolidated financial statements.

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

The major mine equipment at San Martin includes:

•                  Eight jumbo drilling tools,

•                  thirteen scoop trams,

•                  nine trucks, and

•                  three hoists.

For treating the ore, there are:

•                  Two primary jaw crushers,

•                  two secondary crushers,

•                  one tertiary crusher,

•                  two mills, and

•                  three flotation circuits.

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2012 because the San Martin mine was on strike.

There was no production at the San Martin mine in the three years ending December 31, 2012. The following table summarizes the estimated production losses at our San Martin mine due to the strike:

	2012	2011	2010
Days of strike	365	365	365
Estimated strike production loss (tons):
Zinc in concentrates	10,264	10,264	10,264
Lead in concentrates	500	500	500
Copper in concentrates	4,360	4,360	4,360

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

The Santa Eulalia mine suspended operations from October 2000 to December 2004, during which time rehabilitation work was completed at the San Antonio shaft and pipes were installed to expand the pumping capacity to 10,500 gallons per minute.  In January 2005, operations were restarted.  In May 2010, the Santa Eulalia mine suspended operations due to a flooding in the area brought on by the failure of a dike caused by excess water pressure.  In 2011, the rehabilitation work was interrupted by a second flooding which required us to extend the pumping work.  The pumping work was completed in 2012 allowing us to restore production.

The flotation plant, at which lead and zinc concentrates are produced, has a capacity of 1,500 tons of ore per day.  The lead concentrate is treated at a third party refinery, and the zinc concentrate is treated at our San Luis Potosi refinery.

Major mine equipment at the Santa Eulalia mine includes:

•                  Five Jumbo drilling tools,

•                  eleven scoop trams for mucking and loading,

•                  two trucks, and

•                  two hoists.

For treating the ore, there are:

•                  Two primary crushers,

•                  one secondary crusher,

•                  one tertiary crusher,

•                  two mill crushers,

•                  one mill, and

•                  two flotation circuits.

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

Mine Exploration

At Santa Eulalia, in 2012, 4,695 meters were drilled from underground stations and 14,467 meters from the surface.  With this drilling, 170,000 tons were added to the reserve base in 2012. In 2013, an additional diamond drilling program of 18,000 meters is planned.

The table below sets forth 2012, 2011 and 2010 production information for our Santa Eulalia mine:

		2012	2011	2010
Annual operating days		257	217	150
Total material mined and milled	(kt)	154.3	154.3	150.3
Zinc average ore grade	(%)	5.95	7.15	6.54
Zinc concentrate produced	(kt)	13.3	0.1	14.3
Zinc concentrate average grade	(%)	51.46	35.03	48.86
Zinc average recovery	(%)	74.63	0.34	71.28
Lead average ore grade	(%)	2.08	2.72	2.64
Lead concentrate produced	(kt)	4.0	5.0	5.4
Lead concentrate average grade	(%)	49.96	35.80	56.70
Lead average recovery	(%)	61.47	42.74	81.26

kt =             thousand tons

Taxco

Taxco has been on strike since July 2007.  Please see Note 13 “Commitments and Contingencies” to our consolidated financial statements.

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

The major mine equipment at the Taxco complex includes:

•                  Four Jumbo drilling tools,

•                  ten scoop trams for mucking and loading,

•                  five trucks for internal ore haulage,

•                  three locomotives for internal ore haulage, and

•                  three hoists.

For treating the ore, there are:

•                  Two primary crushers,

•                  one secondary crusher,

•                  two tertiary crushers,

•                  three mills, and

•                  two flotation circuits.

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2012 at the Taxco mine.

There was no production at the Taxco mine in the three years ending December 31, 2012. The following table summarizes the estimated production losses at our Taxco mine due to the strike:

	2012	2011	2010
Days of strike	365	365	366
Estimated strike production loss (tons):
Zinc in concentrates	13,270	13,270	13,270
Lead in concentrates	2,225	2,225	2,225

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico.  The San Luis Potosi copper smelter is adjacent to the refinery. The city of San Luis Potosi is connected to our refinery and smelter by a major highway.

Smelter

Our San Luis copper smelter was closed in 2010, and copper concentrates previously smelted at this plant are now sent to La Caridad for smelting.  We have initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which we have spent $31.6 million at December 31, 2012. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and we expect to complete soil remediation and the construction of a second confinement by the end of 2013. We will deposit in the confinement areas metallurgical and other waste material resulting from plant demolition. The program also includes the construction of a recreational park, a plant nursery to improve the environmental culture, and a logistic center for raw material and finished goods from the San Luis Potosi zinc plant, which we expect will improve the flow of traffic in the west of the city. We expect that once the site is remediated, we will be able to promote an urban development to generate a net gain on the disposal of the property.

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982.  It was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery.  The refinery produces special high grade zinc (99.995% zinc), high grade zinc (over 99.9% zinc) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand.  Refined silver and gold production is obtained from tolling services provided by a third party mining company.

The electrolytic zinc refinery’s major equipment includes:

•                  One roaster with 85 square meters of roasting area,

•                  one steam recovery boiler, and

•                  one acid plant.

There is a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.  Additionally, the equipment includes:

•                  One cell house with two electrowinning circuits to finally obtain metallic zinc,

•                  one alloy and molding area with two induction furnaces and four molding systems, two of them with chains to produce 25 kilogram ingots, and

•                  two casting wheels to manufacture one ton jumbo pieces.

The table below sets forth 2012, 2011 and 2010 production information for our San Luis Potosi zinc refinery:

		2012	2011	2010
Total zinc concentrate treated	(kt)	173.2	174.8	184.0
Refined zinc produced	(kt)	93.5	90.9	95.7
Sulfuric acid produced	(kt)	159.1	158.0	166.7
Refined silver produced	(kt)	15.6	13.7	10.2
Refined gold produced	(k)	14.7	14.2	6.8
Refined cadmium produced	(kt)	0.6	0.6	0.6
Average refinery recovery	(%)	95.4	95.2	95.7
Average realized price refined zinc	($ per lb)	95.0	1.05	1.03
Average realized price zinc concentrate	($ per lb)	—	—	—
Average realized price silver	($ per oz)	31.29	35.08	22.4

kt =         thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It includes a) an underground coal mine, which has been closed as a result of an accident in 2006; b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; c) a coal washing plant completed in 1998 with a capacity of 900,000 tons per year that produces clean coal of a higher quality; and d) a re-engineered and modernized 21 oven coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke.  There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered.  There are also two boilers, which produce 80,000 pounds of steam that is used in the by-products plant.  The re-engineering and modernization of 21 ovens was completed in April 2006.  We believe the plant’s equipment is in good physical condition and suitable for our operations.

Coke production is sold to Peñoles and other Mexican consumers in northern Mexico.  We sold 69,638 tons and 82,014 tons of metallurgical coke in 2012 and 2011, respectively. We expect to sell 77,900 tons of metallurgical coke in 2013.

The table below sets forth 2012, 2011 and 2010 production information for our Nueva Rosita coal and coke complex:

		2012	2011	2010
Coal mined — open-pit	(kt)	325.3	238.5	240.5
Average BTU content	BTU/Lb	9,000	9,400	9,200
Average percent sulfur	%	1.50	1.00	1.80
Clean coal produced	(kt)	148.2	103.9	125.6
Coke tonnage produced	(kt)	91.2	84.4	72.9
Average realized price - Coal	($ per ton)	38.1	29.8	39.0
Average realized price - Arsenic clean coal	($ per ton)	—	56.14	165
Average realized price - Coke	($ per ton)	318.7	292.6	262.8

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

For the IMMSA unit, the basis for reserve estimations are sampling of mining operations and drilling exploration, geographical and topographic surveys, tracking down all the foregoing in the corresponding maps, measurement, calculation and interpretation based on the maps and reports from the mines, the mills and/or smelters.  Mineral reserves are mineral stock which is estimated for extraction, to exploit if necessary, to sell or utilize economically, all or in part, taking into consideration the quotations, subsidies, costs, availability of treatment plants and other conditions which we estimate will prevail in the period for which reserves are being calculated.  The reserves are divided into proven (85% reliable or more according to statistical studies) and probable (70-80% reliable or more according to statistical studies) categories according to their level of reliability and availability.  In order to comply with SEC regulations, proven reserves is a classification that can only be used for such mineral found on top of the last level of the mine (either mineral up to 15 meters below the last level or below the first 15 meters only with sufficient drilling (25 or 30 meters between each drill)).

Annually our engineering department reviews in detail the reserve computations.  In addition, our engineering department reviews the computation when changes in assumptions occur.  Changes can occur for price or cost assumptions, results in field drilling or new geotechnical parameters.  We also engage third party consultants to review mine planning procedures.

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $3.68 per pound for copper and $14.52 per pound for molybdenum, both current prices as of December 31, 2012.  The current prices for copper and molybdenum were $3.26 and $13.95 as of December 31, 2011 and $2.97 and $18.59 as of December 31, 2010, respectively.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term.  At December 31, 2010, these price assumptions were $1.80 per pound for copper and $11.00 per pound for molybdenum.  At December 31, 2011, we changed our price assumption to reflect the changes in market trends to $2.00 per pound of copper and $12.00 per pound of molybdenum. These prices continued at December 31, 2012.  For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers various other price scenarios.  The use of these other price assumptions does not affect the preparation of our financial statements.

For the years 2012, 2011 and 2010, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open-pit:

Cuajone mine — Joel Peña, Senior Mine Engineer

Toquepala mine — Javier Aymachoque, Senior Mine Engineer

Tia Maria project:

Javier Salazar — Mine Engineer Manager - Special projects

Mexican open-pit:

La Caridad Mine - Marco A. Figueroa, Engineering and Mine Planning Superintendent

Buenavista mine — Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA unit:

Santa Barbara - Jorge M. Espinosa, Planning and Control Superintendent

Charcas — Juan Jose Aguilar, Planning and Control Superintendent

Santa Eulalia — Mario Ramirez Oviedo, Chief of Geology

Taxco - Marco A. Gonzalez, Chief of Geology

San Martin - Maria I. Carrillo, Chief Engineer

El Arco project:

Jesus Molinares, Engineering and Mine Planning Superintendent

Angangueo project:

Marco Antonio Rivera, Underground Mines Planning Manager

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Critical Accounting Policies and Estimates” — “Ore Reserves.”

Ore Reserves Estimated at Current Prices:

The table below details our estimated proven and probable copper and molybdenum reserves at December 31, 2012.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT			MEXICAN
	Cuajone Mine	Toquepala	Buenavista	La Caridad	TOTAL OPEN-	IMMSA	DEVELOPMENT PROJECTS
	(1)	Mine (1)	Mine (1)	Mine (1)	PIT MINES	UNIT (2)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.68	3.68	3.68	3.68	3.68	3.68	3.68	3.68	3.68
Molybdenum ($/lb.)	14.52	14.52	14.52	14.52	14.52			14.52
Cut-off grade	0.141%	0.157%	0.125%	0.100%	0.126%			0.115%
Proven
Sulfide ore reserves (kt)	1,048,913	2,712,955	4,328,123	3,768,819	11,858,810	16,971		965,228	1,531
Average grade:
Copper	0.567%	0.509%	0.408%	0.223%	0.386%	0.450%		0.448%	1.690%
Molybdenum	0.019%	0.027%	0.007%	0.028%	0.019%			0.007%
Lead						1.140%			0.430%
Zinc						2.720%			2.630%
Leachable material (kt)	8,424	403,881	1,441,700	3,694	1,857,699		202,824	198,966
Leachable material grade	0.553%	0.146%	0.140%	0.245%	0.143%		0.342%	0.399%

Probable
Sulfide ore reserves (kt)	1,236,122	658,519	1,791,799	881,847	4,568,287	30,948		842,865	5,112
Average grade:
Copper	0.400%	0.314%	0.365%	0.182%	0.332%	0.490%		0.296%	1.300%
Molybdenum	0.016%	0.009%	0.006%	0.027%	0.013%			0.005%
Lead						0.770%			0.440%
Zinc						3.010%			2.630%
Leachable material (kt)	5,972	1,071,452	538,895	71,194	1,687,513		487,111	136,231
Leachable material grade	0.373%	0.110%	0.121%	0.218%	0.119%		0.386%	0.192%

Total
Sulfide ore reserves (kt)	2,285,035	3,371,474	6,119,922	4,650,666	16,427,097	47,919		1,808,093	6,643
Average grade:
Copper	0.476%	0.471%	0.395%	0.215%	0.371%	0.476%		0.377%	1.390%
Molybdenum	0.017%	0.023%	0.007%	0.027%	0.017%			0.006%
Lead						0.901%			0.438%
Zinc						2.907%			2.630%
Leachable material (kt)	14,396	1,475,333	1,980,594	74,888	3,545,211		689,935	335,197
Leachable material grade	0.478%	0.120%	0.135%	0.219%	0.132%		0.373%	0.315%
Waste (kt)	6,315,646	11,169,630	6,771,549	2,886,800	27,143,625		833,783	1,207,460
Total material (kt)	8,615,077	16,016,437	14,872,065	7,612,354	47,115,933	47,919	1,523,718	3,350,750	6,643
Stripping ratio	2.77	3.75	1.43	0.64	1.87			0.85

Leachable material
Reserves in stock (kt)	18,619	1,252,791	825,051	663,316	2,759,777
Average copper grade	0.492%	0.153%	0.131%	0.244%	0.170%

In pit reserves:
Proven (kt)	8,424	403,881	1,441,700	3,694	1,857,699		202,824	198,966
Average copper grade	0.553%	0.146%	0.140%	0.245%	0.143%		0.342%	0.399%
Probable (kt)	5,972	1,071,452	538,895	71,194	1,687,513		487,111	136,231
Average copper grade	0.373%	0.110%	0.121%	0.218%	0.119%		0.386%	0.192%
Total leachable reserves (kt)	33,016	2,728,124	2,805,645	738,204	6,304,989		689,935	335,197
Average copper grade	0.486%	0.135%	0.134%	0.241%	0.149%		0.373%	0.315%
Copper contained in ore reserves in pit(kt) (3)	10,946	17,650	26,847	10,163	65,606	228	2,573	7,872	92

kt = Thousand tons

(1)            The Cuajone, Toquepala, Buenavista and La Caridad  concentrator recoveries calculated for these reserves were 84.6%, 90.9%, 81.0%, and 80.8%,  respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)            The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	461.6	931.5	1,393.1
Lead	193.5	238.3	431.8

(3)            Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade proven plus (ii) the product of sulfide ore reserves and the average copper grade probable plus (iii) the product of in-pit leachable reserves and the average copper grade.  Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

Metal Price Sensitivity :

In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2012.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE — 20%			DECREASE — 20%
	Open-Pit Mines	IMMSA	Development Projects	Open-Pit Mines	IMMSA	Development Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	4.42	4.42	4.42	2.95	2.95	2.95
Molybdenum ($/lb.)	17.42		17.42	11.61		11.61
Cut-off grade	0.107%		0.094%	0.157%		0.149%
Proven
Sulfide ore reserves (kt)	12,527,966	17,143	971,228	10,814,901	16,453	958,117
Average grade:
Copper	0.376%	0.460%	0.448%	0.400%	0.470%	0.453%
Molybdenum	0.018%		0.007%	0.020%		0.007%
Lead		1.130%	0.420%		1.160%	0.440%
Zinc		2.700%	2.650%		2.730%	2.610%
Leachable material (kt)	1,475,309		402,761	2,358,257		400,319
Leachable material grade	0.126%		0.370%	0.170%		0.371%

Probable
Sulfide ore reserves (kt)	5,091,465	31,383	890,762	3,833,725	29,416	771,751
Average grade:
Copper	0.318%	0.490%	0.292%	0.352%	0.510%	0.320%
Molybdenum	0.013%		0.005%	0.014%		0.006%
Lead		0.770%	0.430%		0.780%	0.440%
Zinc		2.990%	2.630%		3.040%	2.610%
Leachable material (kt)	1,584,799		635,530	1,752,941		613,306
Leachable material grade	0.105%		0.339%	0.140%		0.347%

Total
Sulfide ore reserves (kt)	17,619,430	48,525	1,861,990	14,648,626	45,869	1,729,868
Average grade:
Copper	0.359%	0.479%	0.373%	0.387%	0.496%	0.393%
Molybdenum	0.017%		0.006%	0.019%		0.006%
Lead		0.897%	0.428%		0.916%	0.410%
Zinc		2.888%	2.635%		2.929%	2.610%
Leachable material (kt)	3,060,109		1,038,292	4,111,198		1,013,625
Leachable material grade	0.115%		0.351%	0.157%		0.356%
Waste (kt)	28,708,256		2,163,516	24,478,569		1,862,985
Total material (kt)	49,387,796	48,525	5,063,798	43,238,393	45,869	4,606,478
Stripping ratio	1.80		1.72	1.95		1.66

Leachable material
Reserves in stock (kt)	2,759,777			2,759,777
Average copper grade	0.170%			0.170%

In pit reserves:
Proven (kt)	1,475,309		402,761	2,358,257		400,319
Average copper grade	0.126%		0.370%	0.170%		0.371%
Probable (kt)	1,584,799		635,530	1,752,941		613,306
Average copper grade	0.105%		0.339%	0.140%		0.347%
Total leachable reserves (kt)	5,819,886		1,038,292	6,870,976		1,013,625
Average copper grade	0.141%		0.351%	0.163%		0.356%
Copper contained in ore reserves in pit(kt) (1)	66,858	232	10,606	63,191	228	10,429

(1)  Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade proven plus (ii) the product of sulfide ore reserves and the average copper grade probable plus (iii) the product of in-pit leachable reserves and the average copper grade.  Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

Internal Ore Reserves Estimates:

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2012, estimated based on long-term price assumptions of $2.00 for copper and $12.00 for molybdenum.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN-PIT	IMMSA UNIT	DEVELOPMENT PROJECTS
	Mine	Mine	Mine	Mine	MINES	(1)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00
Molybdenum ($/lb.)	12.00	12.00	12.00	12.00	12.00			12.00
Cut-off grade	0.182%	0.223%	0.277%	0.201%	0.226%			0.255%
Proven
Sulfide ore reserves(kt)	912,086	2,126,533	2,107,884	2,588,386	7,734,889	14,548		926,870	1,383
Average grade:
Copper	0.584%	0.562%	0.566%	0.257%	0.464%	0.490%		0.462%	1.850%
Molybdenum	0.020%	0.033%	0.009%	0.027%	0.023%			0.007%
Lead						1.230%			0.450%
Zinc						2.890%			2.520%
Leachable material (kt)	7,929	843,570	2,418,440	280,623	3,550,562		194,816	198,966
Leachable material grade	0.570%	0.203%	0.231%	0.131%	0.218%		0.347%	0.399%

Probable
Sulfide ore reserves(kt)	952,568	241,622	787,575	419,571	2,401,336	26,286		621,107	4,676
Average grade:
Copper	0.416%	0.368%	0.517%	0.211%	0.408%	0.540%		0.348%	1.410%
Molybdenum	0.017%	0.012%	0.008%	0.027%	0.015%			0.006%
Lead						0.800%			0.450%
Zinc						3.120%			2.580%
Leachable material (kt)	5,089	1,134,580	684,460	116,242	1,940,371		463,464	132,636
Leachable material grade	0.390%	0.149%	0.206%	0.201%	0.173%		0.393%	0.197%

Total
Sulfide ore reserves(kt)	1,864,654	2,368,155	2,895,459	3,007,957	10,136,225	40,834		1,547,977	6,058
Average grade:
Copper	0.498%	0.542%	0.553%	0.251%	0.451%	0.522%		0.416%	1.510%
Molybdenum	0.018%	0.030%	0.008%	0.027%	0.021%			0.007%
Lead						0.953%			0.450%
Zinc						3.038%			2.566%
Leachable material (kt)	13,019	1,978,150	3,102,900	396,865	5,490,934		658,279	331,602
Leachable material grade	0.500%	0.172%	0.226%	0.152%	0.202%		0.380%	0.318%
Waste (kt)	4,939,159	9,347,675	5,274,390	2,039,531	21,600,755		636,404	1,022,209
Total material (kt)	6,816,832	13,693,980	11,272,749	5,444,353	37,227,914	40,834	1,294,683	2,901,788	6,058
Stripping ratio	2.66	4.78	2.89	0.81	2.67			0.87

Leachable material
Reserves in stock (kt)	18,619	1,252,791	825,051	663,316	2,759,777
Average copper grade	0.492%	0.153%	0.131%	0.244%	0.170%

In-pit reserves:
Proven (kt)	7,929	843,570	2,418,440	280,623	3,550,562		194,816	198,966
Average copper grade	0.570%	0.203%	0.231%	0.131%	0.218%		0.347%	0.399%
Probable(kt)	5,089	1,134,580	684,460	116,242	1,940,371		463,464	132,636
Average copper grade	0.390%	0.149%	0.206%	0.201%	0.173%		0.393%	0.197%
Total leachable reserves	31,638	3,230,941	3,927,951	1,060,181	8,250,711		658,279	331,602
Average copper grade	0.495%	0.165%	0.206%	0.210%	0.191%		0.380%	0.318%
Copper contained in ore reserves (kt) (2)	9,351	16,238	23,024	8,153	56,766	213	2,501	7,494	91

(kt) = Thousand tons

(1)            The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	420.4	820.1	1,240.5
Lead	178.9	210.3	389.2

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

4.              In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared with data coming from our SRP system.

Tonnage and grade reconciliation for 2012 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	28,941	0.673	28,708	0.653	233	0.020
Toquepala	18,719	0.643	20,072	0.658	(1,353)	(0.015)
Buenavista	26,646	0.643	25,763	0.632	883	0.011
La Caridad	34,059	0.350	33,556	0.344	503	0.006

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2012:

	Proven	Probable
	(average spacing in meters)
Cuajone	78.99	121.97
Toquepala	78.32	116.31
Buenavista	53.18	102.46
La Caridad	46.52	104.71

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  Effective February 17, 2010, SCC’s common stock symbol changed from PCU to SCCO on both the NYSE and the BVL.  At December 31, 2012, there were 1,048 holders of record of our common stock.  The Company’s common stock commenced trading on NYSE and BVL in 1996.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	2012					2011
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Quarters
Dividend per Share (1)	$0.54	$0.53	$0.24	$2.75	$4.06	$0.57	$0.55	$0.61	$0.70	$2.43

Stock market Price
NYSE:
High	$36.12	$33.28	$36.92	$38.94	$38.94	$49.59	$40.49	$36.59	$32.77	$49.59
Low	$30.74	$28.16	$30.51	$33.28	$28.16	$38.65	$30.72	$24.99	$23.99	$23.99

BVL:
High	$36.20	$33.30	$36.80	$38.68	$38.68	$49.80	$40.50	$36.50	$32.85	$49.80
Low	$30.73	$28.20	$30.50	$33.80	$28.20	$38.70	$30.80	$24.96	$23.81	$23.81

(1)         Dividend paid in the first quarter of 2012 includes a cash dividend of $0.19 and a stock dividend of $0.35. 2011 dividend per share have been adjusted accordingly.

On January 24, 2013, the Board of Directors authorized a cash dividend of $0.24 per share of common stock paid on February 26, 2013, to shareholders of record at the close of business on February 13, 2013.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” and Note 10 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors stock award plan at December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Directors’ stock award plan	N/A	N/A	314,400

For additional information see Note 14 — “Stockholders Equity” — “Directors’ Stock Award Plan.”

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

Period		Total Number of Shares	Average Price Paid per	Cumulative Number of Shares	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Purchased	@ $37.86(1)	millions)
2008:
08/11/08	12/31/08	28,510,150	13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/01/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	04/23/12	278,486	30.23	42,750,636		8.4
05/30/12	05/31/12	500,000	28.57	43,250,636		14.3
06/01/12	06/30/12	370,000	28.33	43,620,636		10.5
08/01/12	08/31/12	100,000	32.47	43,720,636		3.2
09/01/12	09/30/12	2,763,850	34.71	46,484,486		95.9
10/01/12	10/31/12	430,000	34.83	46,914,486		15.0
		4,442,336	33.17			147.3

Total purchased		46,914,486	18.72		3,220,925	$878.1

(1)         NYSE price at December 31, 2012

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 81.3% as of December 31, 2012 and 80.9% at December 31, 2011.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2012.  The chart below analyzes the total return on SCC’s common stock for the period commencing  December 31, 2007 and ending December 31, 2012, compared with the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

* Total return assumes reinvestment of dividends

** The comparison assumes $100 invested on December 31, 2007

In 2008, SCC´s stock had a negative return of 50.65%, compared with negative returns of 38.49% and 60.02% for the S&P 500 and for S&P Metals and Mining Select Industry Index.  In 2009, SCC´s stock had a positive return of 108.54%, compared with positive returns of 23.45% and 85.59% for the S&P 500 and for S&P Metals and Mining Select Industry Index, respectively.  In 2010, SCC’s stock had a positive return of 55.85%, compared with positive returns of 12.78% and 33.20% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively.  In 2011, SCC´s stock had a negative return of 33.12%, compared to a 0.00% return for the S&P 500 and a negative return of 28.81% for the S&P Metals and Mining Industry Index. In 2012 SCC´s stock had a positive return of 39.30%, compared to a positive return of 13.41% for the S&P 500 Index and 11.30% for the S&P Metals and Mining Industries Index.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2012, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

(In millions, except per share amounts, stock and financial ratios)	Years Ended December 31,
Statement of Earnings Data	2012	2011	2010	2009	2008

Net sales	$6,669.3	$6,818.7	$5,149.5	$3,734.3	$4,850.8
Operating income	3,108.9	3,625.4	2,604.2	1,485.1	2,201.9
Net income	1,941.4	2,344.3	1,562.7	934.6	1,414.5
Net income attributable to:
Non-controlling interest	6.7	7.9	8.7	5.2	7.9
Southern Copper Corporation	$1,934.6	$2,336.4	$1,554.0	$929.4	$1,406.6

Per share amounts: (1)
Earnings basic and diluted	$2.28	$2.73	$1.81	$1.08	$1.58
Dividends paid	$4.06	$2.43	$1.66	$0.44	$1.92

	As of December 31,
Balance Sheet Data	2012	2011	2010	2009	2008

Cash and cash equivalents	$2,459.5	$848.1	$2,192.7	$772.3	$716.7
Total assets	10,383.7	8,062.7	8,128.0	6,058.2	5,764.3
Total long-term debt, including current portion	4,213.9	2,745.7	2,760.4	1,280.3	1,290.0
Total liabilities	5,594.6	4,026.4	4,217.6	2,164.6	2,368.9
Total equity	$4,789.1	$4,036.3	$3,910.4	$3,893.7	$3,395.4

	Years Ended December 31,
Statement of Cash Flows	2012	2011	2010	2009	2008

Net income	$1,941.4	$2,344.3	$1,562.7	$934.6	$1,414.5
Depreciation, amortization and depletion	325.7	288.1	281.7	273.6	260.9
Cash provided from operating activities	2,004.0	2,079.9	1,920.7	963.2	1,728.3
Capital expenditures	(1,051.9)	(612.9)	(408.7)	(414.8)	(524.4)
Debt repaid	(10.0)	(15.3)	(10.0)	(10.0)	(160.0)
Debt incurred	1,477.5	—	1,489.7	—	—
Dividends paid to common stockholders	(3,140.0)	(2,080.4)	(1,428.0)	(376.0)	(1,710.8)
SCC common shares buyback	(147.3)	(273.7)	(0.5)	(71.9)	(384.7)
SCC shareholder derivative lawsuit	2,108.2	—	—	—	—
Increase (decrease) in cash and cash equivalents	$1,611.4	$(1,344.6)	$1,420.4	$55.6	$(692.5)

	Years Ended December 31,
Capital Stock (1)	2012	2011	2010	2009	2008
Common shares outstanding — basic and diluted (in thousands)	845,551	849,978	858,998	858,998	864,286
NYSE Price — high	$38.94	$49.59	$48.84	$36.40	$41.34
NYSE Price — low	$28.16	$23.99	$26.19	$12.74	$9.19
Book value per share	5.64	4.77	4.58	4.56	3.96
P/E ratio	16.60	11.04	26.94	30.44	10.14

	Years Ended December 31,
Financial Ratios	2012		2011		2010		2009		2008

Gross margin(2)	53.60%		55.30%		53.20%		42.70%		48.00%
Operating income margin(3)	46.60%		53.20%		50.60%		39.80%		45.40%
Net margin(4)	29.00%		34.30%		30.20%		24.90%		29.00%
Current assets to current liabilities	5.00		3.11		3.28		3.04		2.17
Net debt(5)/total capitalization(6)	26.80%		32.00%		12.70%		11.50%		14.40%
Ratio of earnings to fixed charges(7)	15.7	x	18.8	x	15.5	x	15.1	x	20.8	x

(1)                 Per share amounts reflect earnings and dividends of Southern Copper Corporation. Numbers of shares and values per share have been adjusted to reflect the 2008 stock split and the effect of the 9.0 million shares paid as stock dividend on February 28, 2012.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2012.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” the” Company,” “our,” and “we”) on a consolidated basis for all periods.  Our financial results may not be indicative of our future results.

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

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have an active ongoing exploration program in Chile and in 2011 we started exploration activities in Argentina and Ecuador.  In addition to copper we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.

Net sales value in 2012 of $6.7 billion was only 2.2% lower than 2011 sales, which were the highest in our Company´s history even though the average copper price in 2012 was 10% lower and the prices for all our major by-products were lower, as well. This accomplishment was due to production increases in copper, silver and zinc. Net income decreased by about 17% as a result of the lower prices and the one time court ordered legal fee payment of $316.2 million. Without the deduction for these legal fees, 2012 net earnings would have been $2.3 billion a decrease of 3.7% from our record year of 2011.  Our Buenavista mine, which is enjoying a stable work environment, reached a new production record of 200,070 tons of copper. In 2012, we invested $1,051.9 million in capital programs along with $48 million in our exploration efforts. We believe this commitment to growth will continue to benefit our Company, our investors, our neighboring communities, and the countries in which we operate.

We believe we hold the world’s largest copper reserve position. Our copper ore reserves, at December 31, 2012, totaled 67.1 million tons of contained copper, calculated at a copper price of $2.00 per pound (as of December 31, 2012, the LME and COMEX copper price was $3.59 and $3.64, respectively), as follows:

Copper contained in ore reserves	Thousand tons
Mexican open-pit	31,177
Peruvian operations	25,589
IMMSA	213
Development projects	10,086
Total	67,065

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•                  Changes in copper and molybdenum prices: The average LME and COMEX copper price was $3.61 per pound in 2012, about 10% lower than in 2011.  Average silver and zinc prices in 2012 decreased about 11% and molybdenum decreased about 18% compared to 2011.

•                  Sales structure: In the last three years approximately 75.7% of our revenues came from the sale of copper, 9.0% from molybdenum, 7.0% from silver and 8.3% from various other products, including zinc, sulfuric acid, gold and other materials.

•                  Metal markets: During the fourth quarter 2012 metal markets continued to be driven by the negative macroeconomic events that affected consumer expectations, the more significant being Europe’s debt crisis, the “fiscal cliff” that affected the U.S. economy and the slowdown of China’s economy.  2012 was also a transition year, with administration changes or elections in several key countries, including China and the United States.

We believe the copper market fundamentals are sound, however, demand has been affected by macroeconomic factors and the economic slowdown noted in the previous paragraph.  At present, we perceive a more positive environment as some of these matters have been solved or are perceived to have a more positive outlook from now on.

In China, after several monetary easing measures were taken in the second half of 2012, some analysts expect growth in Chinese copper demand of approximately 8.5%, for 2013, better than the 5% growth estimated for 2012. According to them, China represented 41% of the world demand in 2012. The expected strong growth in China and other emerging economies should give support to the copper market in 2013.

In the United States demand appears to be stronger as consumer confidence has increased and the economy is recovering. This has been reinforced by positive news related to housing and employment that seem to have offset concerns related to the fiscal balance. Even though the United States represents today about 8% of the world demand for refined copper, the recovery of its economy is key to copper demand since the United States is the most important secondary copper consumer, affecting copper demand in other economies.  Finally, after a severe 2012, where European demand is estimated to have decreased by approximately 7%, there are signs indicating a copper demand increase of 2%. It should be mentioned that Europe now represents approximately 19% of the world demand for refined copper.

On the supply side, we understand that several structural factors, such as labor stoppages, technical problems and other issues are still affecting copper supply, which we believe will very likely result in weak supply growth in 2013, even though we will see several projects coming into operation by year-end or in 2014. We believe SCC is positioned to take advantage of this unsettled situation, through our investment program of organic growth, aimed at increasing production from our current capacity of 640,000 tons to 1.2 million tons by 2017.

•                  Molybdenum: we saw a 2.6% molybdenum demand growth in 2012, which helped to reduce the surplus of supply to demand from approximately 8% to 6%. We expect that in 2013 the balance between supply and demand will continue reducing the market surplus, thereby improving molybdenum prices in the near future.

•                  Silver: we believe that silver prices will have strong support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

•                  Zinc: we also believe that zinc has very good long term fundamentals due to its significant industrial consumption; however, inventories are currently at a relatively high level, which tends to maintain a relatively weak zinc price.

•                  Production: For 2013, we are currently expecting a copper production of 650,000 tons of which approximately 10,000 tons would be from third party copper. We expect molybdenum production in 2013 to be about 19,800 tons including approximately 1,700 tons from our new molybdenum plant at Buenavista. Additionaly, in 2013 we expect to produce and sell 16.3 million ounces of silver and produce 99,100 tons of zinc.

•                  Capital Expenditures:  Capital expenditures were a record of $1,051.9 million for 2012, 71.6% higher than in 2011. The increase reflects our strong commitment to the Company’s expansion programs at Buenavista and other properties.  In

2012, $615.6 million was invested in our Buenavista projects.  In 2013 we will continue our investment program to increase copper production capacity by approximately 84% by 2017, from 640,000 tons to 1.2 million tons.

SCC shareholder derivative lawsuit:  On October 9, 2012, we received from AMC, our majority shareholder, $2.1 billion in satisfaction of the judgment issued pursuant to the decision of the Court of Chancery of Delaware, which concluded that we paid an excessive price to AMC in the 2005 merger between the Company and Minera Mexico, S.A. de C.V. From the aforementioned sum received from AMC, we paid $316.2 million to the plaintiff’s attorneys to satisfy the court ordered award of attorneys’ fees and expenses. The effect of these transactions was recorded in our 2012 results. The payment of $316.2 million attorney´s fees was recorded as an operating expense and the receipt of $2.1 billion was recorded in equity as additional paid-in capital.

Financing: On November 8, 2012, we issued $1.5 billion of fixed-rate unsecured notes with a discount of $22.5 million, which is being amortized over the term of the related debt.  This debt was issued in two tranches, $300 million due in 2022 at an annual interest rate of 3.5% and $1.2 billion due in 2042 at an annual interest rate of 5.25%. Net proceeds are being used for general corporate purposes, including the financing of our capital expenditure program.

Changes in credit risk: On December 3, 2012 Fitch Ratings upgraded the Company’s unsecured debt ratings from BBB to BBB+.  Additionally, Standard & Poor’s Ratings Services and Moody’s Investor Services aligned and confirmed SCC debt rating by assigning ‘BBB’ and Baa2, respectively, to the new notes issued.

Tantahuatay: The Tantahuatay mine is located in Cajamarca, in northern Peru.  Production started in August 2011 and the mine produced 140,262 ounces of gold and 914,241 ounces of silver in 2012.  For 2013, the current plan is to produce 116,300 ounces of gold and 476,000 ounces of silver. We hold a 44.2% interest in this mine.  In 2012, we have recognized $48.7 million in earnings (see caption Equity earnings of affiliate, on our Statement of Earnings) for our share of the net income of the mine.

Peru labor negotiations: We conducted negotiations with eight Peruvian unions whose collective bargaining agreements expired in 2012. During the first two months of 2013, we have signed three-year agreements with all the unions.The agreements include, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years, respectively, for all workers.

There were no strikes during 2011 and 2010.  On December 24 and 25, 2012, the three major unions held a two-day illegal work stoppage which did not have a material impact on production.

KEY MATTERS

We discuss below several matters that we believe are important to understand our results of operations and financial condition. These matters include (i) earnings, (ii) production, (iii) “operating cash costs” as a measure of our performance, (iv) metal prices, (v) business segments, (vi) the effect of inflation and other local currency issues, and (vii) our capital investment and exploration program.

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2012:

	2012	2011	2010
Net sales (in millions)	$6,669	$6,819	$5,150
Net income attributable to SCC (in millions)	$1,935	$2,336	$1,554
Earnings per share	$2.28	$2.73	$1.81
Dividends per share	$4.06	$2.43	$1.66
Average LME copper price	$3.61	$4.00	$3.42
Pounds of copper sold (in millions)	1,415	1,320	1,106

Prices for copper and all our major by-products were lower in 2012 and we absorbed a charge of $316.2 million in 2012 for legal fees paid in connection with the SCC shareholder derivative litigation.  Because of higher production and sales volume of our metals we were able to record good results for 2012, with net earnings of $1.9 billion.

Production: The table below highlights, mine production data of our Company for the three years ended December 31, 2012:

	2012	2011	2010
Copper (in million pounds)	1,406	1,295	1,055
Molybdenum (in million pounds)	40	41	45
Zinc (in million pounds)	198	185	219
Silver (in million ounces)	14	13	13

2012 compared with 2011:

Mined copper in 2012 increased 111 million pounds, compared to 2011 production.  The 8.5% increase was due to higher production at our Mexican mines and includes an additional 60.8 million pounds at the Buenavista mine, which had record production in 2012, 15.5 million pounds at the La Caridad mine, and 41.1 million pounds of higher production at the Cuajone mine.  These increases in production were the result of higher ore grades and recoveries, and were partially offset by lower production at the Toquepala mine, whose production decreased by 2.2% mainly due to lower PLS copper grade and volume processed at the SXEW plant.

Molybdenum production decreased slightly in 2012, compared with 2011, due primarily to 2.0 million pounds of lower production at the Toquepala mine, as a result of lower ore grades and recoveries, offset by 1.2 million pounds and 0.2 million pounds of higher production at La Caridad mine and Cuajone mine, respectively.

Zinc mine production, which comes from our IMMSA unit in Mexico, increased by 13.4 million pounds in 2012, 7.3% higher than in 2011, mainly as a result of higher recoveries and the production recovery at the Santa Eulalia mine after the flooding problems of prior years were resolved.

Our silver production increased 7.2% in 2012, principally due to higher production at the Buenavista mine and the Cuajone mine, offset somewhat by lower production at some of our other mines.

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

Molybdenum production decreased by approximately 4 million pounds in 2011, 9.5% lower than in 2010, due primarily to 5.5 million pounds of lower production at the Cuajone mine, partially offset by 1.2 million of higher production at the Toquepala mine both due to changes in recoveries, and lower ore grades at Cuajone mine.

Zinc mine production, which comes from our IMMSA unit in Mexico decreased by 34 million pounds in 2011, 15.5% lower than in 2010, principally due to no production at the Santa Eulalia mine, as a result of a flooding caused by heavy rains, and decreases in production at the Santa Barbara and Charcas mines of 19 million pounds mainly due to lower ore grades.

Our silver production increased slightly in 2011, principally due to higher production at the Buenavista mine mostly offset by lower production at some of our other mines.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” on page 96.

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

Our operating cash costs per pound, as defined, are presented in the table below for the three years ended December 31, 2012.

	Year			Variance
(Dollars per pound)	2012	2011	2010	2012-2011	2011-2010
Operating cash cost per pound of copper produced without by-products revenue	$1.796	$1.759	$1.620	$0.037	$0.139
Add: by-product revenues	$(1.083)	$(1.242)	$(1.340)	$0.159	$0.098
Operating cash cost per pound of copper produced	$0.713	$0.517	$0.280	$0.196	$0.237

2012 compared with 2011:

As seen on the chart above, operating cash cost per pound of copper before by-product credits was 3.7 cents per pound higher than in 2011, an increase of 2.1%, mainly due to increases in fuel and power cost.  Operating cash cost per pound, net of by-product credits, was 19.6 cents per pound higher than in 2011, largely as a result of lower prices for our major by-products, which decreased between 11% and 18% in the period.

2011 compared with 2010:

Our cash cost per pound , excluding by-product revenues, was higher by 13.9 cents per pound in 2011, compared with 2010, principally due to higher production cost, mainly power and fuel cost due to increased market prices, labor due to salary increases and repair costs, partially offset by the higher production from the Buenavista mine.

Our cash cost per pound for 2011 when calculated with by-product revenues was 51.7 cents per pound, compared with 28.0 cents per pound in 2010.  The increase was due to some cost inflation, mainly fuel and power and lower by-product credit largely due to lower molybdenum sales volume and price.

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

We are subject to market risks arising from the volatility of copper and other metals prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2013 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.0	$25.7	$1.3	$9.6

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

Segment information is included in our review of “Results of Operations” and also in Note 19 “Segment and related information” of our consolidated financial statements.

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

	Years Ended December 31,
	2012	2011	2010
Peru
Peruvian inflation rate	2.6%	4.8%	2.1%
Nuevo sol/dollar appreciation / (devaluation) rate	5.4%	4.0%	2.8%
Mexico
Mexican inflation rate	3.6%	3.8%	4.4%
Peso/dollar appreciation / (devaluation) rate	6.9%	(13.1)%	5.4%

Capital Investment Program

We made capital expenditures of $1,051.9 million, $612.9 million and $408.7 million in 2012, 2011 and 2010, respectively.  In general, the capital expenditures and investment projects described below are intended to increase production and/or decrease costs.

The table below sets forth our capital expenditures for the three years ended December 31, 2012 (in millions):

	2012	2011	2010
Peruvian projects:
Tia Maria — Arequipa	$7.8	$1.6	$152.5
Toquepala expansion projects	32.7	76.0	32.8
Cuajone expansion projects	52.0	38.9	18.8
Tailings disposal — Quebrada Honda dam	1.3	0.7	3.3
Ilo smelter modernization (including marine trestle)	—	—	1.6
Ilo power transmission substation	11.9	9.8	—
Sub-total projects	105.7	127.0	209.0
Maintenance and replacement	152.2	78.5	55.2
Total Peruvian expenditures	257.9	205.5	264.2

Mexican projects:
Buenavista mine expansion	$216.3	$97.4	$—
New Buenavista concentrator	149.0	7.7	—
Buenavista projects infrastructure	69.1	9.0
Buenavista SXEW plant III	138.3	6.5	—
Buenavista crusher and conveyors system for leach material, phase III	16.1	13.6	—
Buenavista molybdenum plant	17.0	1.2	—
Buenavista mine and facilities rehabilitation	—	96.7	35.0
El Arco feasibility study, land and water rights	1.5	9.4	14.1
La Caridad tailings dam — internal dikes	—	—	4.3
Santa Eulalia pumping system	4.9	9.6	3.2
Angangueo	3.6	6.5	—
Sub-total projects	615.8	257.6	56.6
Maintenance and replacement	178.2	149.8	87.9
Total Mexican expenditures	794.0	407.4	144.5

Total capital expenditures	$1,051.9	$612.9	$408.7

We are committed to continuing the growth of our Company.  In 2013, we will continue our investment program aimed at increasing copper production capacity by approximately 84% from 640,000 tons to 1.2 million tons by 2017. We have budgeted $1.8 billion in spending for the year.  Spending in Mexico is estimated to be $1.4 billion, including approximately $1.0 billion for our Buenavista projects, and $0.4 billion in Peru.  These investments are part of our five-year capital investment program to increase production of copper and molybdenum.  Capital spending plans will continue to be reviewed and adjusted in response to changes in the economy or market conditions.

We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing if required.

Peruvian operations:

Toquepala projects: Through December 31, 2012, we have spent $231.8 million on the Toquepala projects. These expenses include mine equipment used for the initial stripping of the mine expansion , the initial construction work and planning to build a new crusher and a conveyor belt system to replace rail hauling and other costs. The expenses are designed to allow for future savings.  The projects include the increase in milling capacity of the Toquepala concentrator from 60,000 tons per day to 120,000 tons, which should increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.  As a result of protests from some community groups the approval process for the EIA of this project has been delayed. These groups raised concerns related to water usage and pollution. As a result of these issues the Peruvian government has started discussions with the local communities and the regional authorities to resolve this impasse. On February 8, 2013, we reached a final agreement with the province of Candarave, one of the three provinces neighboring our Toquepala unit, which commits us to funding S/.255 million (approximately $98 million) for development projects in the province. This agreement is contingent upon receiving approval for the project. We expect to continue working with the Candarave province and the other two provinces neighboring Toquepala to resolve all open issues during 2013.  Assuming we receive approval of the EIA on a timely basis, project completion is scheduled for the first half of 2015.

Cuajone projects: Through December 31, 2012, we have spent $136.6 million on two projects related to this unit’s production plans: the Variable Cut-off Ore Grade project and the HPGR project.   Current production is showing the initial benefits of the variable cut-off project. We expect that both projects will be at full capacity by the second half of 2013.  When finished, the project will increase average copper production by 22,000 tons per year.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage and construction of the drainage system for the lateral dam are finished.  We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment.  The project has a total budgeted cost of $66.0 million with $49.0 million expended through December 31, 2012.

Tia Maria project: We continue to work on a new EIA study that will address recent government guidance on these studies, in order to reach an agreement that is mutually satisfactory to all parties. We expect to submit it to the authorities during the first half of 2013.  We are also working with our stakeholders in order to develop a social program for the benefit of the local communities.  We are confident that this initiative will have a positive effect on our stakeholders and will allow us to obtain approval for the development of the 120,000 ton annual production copper project.  As a consequence, we are rescheduling the project start up to the second quarter of 2016.  Additionally, some of the equipment already purchased was assigned to our operations at Buenavista, Toquepala, and Cuajone.

Mexican operations:

Buenavista Projects:  We continue the development of our $2.8 billion investment program at this unit which will allow us to increase its production capacity by approximately 170%. The table below contains a summary of the program’s progress:

Project	Overall progress	Estimated start-up
New concentrator with molybdenum circuit	36.1%	First half 2015
Mine equipment 2011-2015	51.6%
SXEW III	38.5%	First half 2014
Quebalix III	99.7%	First quarter 2013
Molybdenum plant	87.1%	First quarter 2013

The new concentrator with molybdenum circuit project includes a concentrator with an estimated annual production capacity of 188,000 tons of copper, and a 1,850 tons capacity molybdenum plant. The project also is estimated to produce annually 2.3 million ounces of silver and 21,000 ounces of gold.  The total capital budget of the project is $1,383.6 million.

Through December 31, 2012, we have received two of eight shovels, 37 of 56 trucks and seven of eight drills.  All acquired units are currently in operation.   The total capital budget of the mine equipment project is $504.8 million.

The SXEW III project is moving forward.  Plant equipment from Tia Maria has been transported to Mexico and will allow us to increase the annual plant capacity from 88,000 tons to 120,000 tons.  The total capital budget of the project is $444.0 million.

The final testing of the Quebalix project concluded in February 2013, and the project is scheduled to start operations by the end of the first quarter 2013.  This project consists of a crushing, conveying and spreading system that improves the SXEW copper production by increasing recovery and reducing hauling cost and the required time to extract copper from mineral.

The construction of a molybdenum plant for the current concentrator is also moving forward. The final testing of the plant is scheduled to start by the end of the first quarter of 2013.  It is expected to have an annual average production of 2,000 tons of molybdenum.

Angangueo: The project is moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico.  With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years.  Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold.  The project is scheduled to begin production in the first half of 2015.

Pilares project: In 2008, we acquired 100% ownership of Pilares, with the intention of operating it as an open-pit facility.  In 2011, the Board of Directors approved the development of the Pilares mine, with a budget of $136.3 million.  Current mineralized material is estimated at 43.4 million tons with 0.789% of copper sulfide content and 0.077% copper oxide.  We expect to increase copper production by 40,000 tons per year by sending mineral from the Pilares site to our La Caridad concentrator.  Pilares is currently on hold while we solve a “right of way” issue with the local community.

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton.  In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually.  In 2013, we will continue to invest in land acquisition required for the project.

Exploration projects: We have a number of exploration projects that we may develop in the future. We are currently involved in active exploration activities in Peru, Mexico, Chile and more recently in Ecuador and Argentina. For more information regarding our exploration activities, please see “Exploration Activities” in part I, Item 1. Business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2“Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated.  We refer to these three-year average metals prices as “current average prices.”  Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use the following average prices for copper and molybdenum as of December 31:

	2012	2011	2010
Copper ($ per pound)	$3.68	$3.26	$2.97
Molybdenum ($ per pound)	$14.52	$13.95	$18.59

Certain financial information is based on reserve estimates calculated on the basis of current average prices.  These include amortization of intangible assets and mine development.  Variations in ore reserve calculations from changes in metal price assumptions generally do not create material changes to our financial results.  However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see “Assets impairment” below.  A 20% increase or decrease in three-year average copper prices, for mineral reserves estimation, which is a reasonable possibility, would not affect our statement of earnings as the amount of reserves will not change significantly.  Please see Item 2- Properties - caption “Ore reserves.”

Long-term inventory - Leachable Material:

The leaching process is an integral part of to the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines recognizing it as inventory.  The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies.  As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include on our balance sheet, current leach inventory (as part of work-in-process inventories) and long-term leach inventory.  The cost attributed to the leach material is charged to cost of sales generally over a five-year period (the average estimated recovery period based on the recovery percentages of each mine).  However, change in the five year-cycle generally would not have a material impact on our financial results as our production is largely from non-leach material.

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

Asset retirement obligations are further discussed in Note 9 “Asset Retirement Obligation” to our consolidated financial statements included herein.

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

Our Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.  We follow the guidance of ASC 740 “Income Tax” to record these liabilities. (See Note 7 “Income Taxes” of the consolidated financial statements for additional information).  We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle.  We are currently using a long-term average copper price of $3.00 per pound of copper and an average molybdenum price of $12.00 per pound, reflective of the current price environment, for our impairment tests.  The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $1.50 per pound and a molybdenum price assumption of $10.00 per pound showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 2.17 to 7.40 times such carrying amount.

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

PROVISIONALLY PRICED SALES

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2012, 2011 and 2010:

Provisionally Priced Sales	2012	2011	2010
Copper
Millions of pounds	19.7	64.3	13.8
Priced at average of (per pound)	$3.59	$3.44	$4.38
Molybdenum
Millions of pounds	8.8	10.3	9.1
Priced at average of (per pound)	$11.60	$13.35	$16.40

Provisional sales adjustments included in accounts receivable and net sales at December 31, 2012, 2011 and 2010 were as follows:

Provisional Sales Adjustments	2012	2011	2010
	(in millions)
Copper	$2.9	$1.4	$4.8
Molybdenum	3.7	(3.4)	7.3
Total	$6.6	$(2.0)	$12.1

Management believes that the final pricing of these sales will not have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2012.

Statement of Earnings Data	2012	2011	2010
	(in millions)
Net sales	$6,669.3	$6,818.7	$5,149.5
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,769.3)	(2,763.2)	(2,129.0)
Selling, general and administrative	(101.3)	(104.5)	(100.3)
Depreciation, amortization and depletion	(325.7)	(288.1)	(281.7)
Exploration	(47.9)	(37.5)	(34.3)
Legal fees related to the SCC shareholders derivative lawsuit	(316.2)	—	—

Operating income	3,108.9	3,625.4	2,604.2
Interest expense, net	(172.4)	(186.6)	(160.5)
Interest income	15.2	13.8	7.8
Other (expense) income	21.8	(4.0)	(20.7)
Income taxes	(1,080.9)	(1,104.3)	(868.1)
Equity earnings of affiliate	48.7	—	—
Income attributable to non-controlling interest	(6.7)	(7.9)	(8.7)
Income attributable to SCC	$1,934.6	$2,336.4	$1,554.0

The table below outlines the average published market metals prices for our metals for each of the years in the three year period ended December 31, 2012:

AVERAGE MARKET METALS PRICES

				% Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Copper price ($ per pound - LME)	$3.61	$4.00	$3.42	(9.8)%	17.0%
Copper price ($ per pound - COMEX)	$3.61	$4.01	$3.43	(10.0)%	16.9%
Molybdenum price ($ per pound)(1)	$12.62	$15.33	$15.60	(17.7)%	(1.7)%
Zinc price ($ per pound — LME)	$0.88	$0.99	$0.98	(11.1)%	1.0%
Silver price ($ per ounce - COMEX)	$31.19	$35.18	$20.18	(11.3)%	74.3%

(1) Platt’s Metals Week Dealer Oxide.

SEGMENT SALES INFORMATION

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2012:

Copper Sales (million pounds)	2012	2011	2010
Peruvian operations	703.0	694.6	792.4
Mexican open-pit	711.6	626.0	311.7
Mexican IMMSA unit	18.8	15.4	23.0
Other and intersegment elimination	(18.8)	(15.5)	(21.0)
Total copper sales	1,414.6	1,320.5	1,106.1

By-product Sales (million pounds, except silver - million ounces)	2012	2011	2010
Peruvian operations:
Molybdenum contained in concentrate	16.1	18.0	22.3
Silver	3.8	3.5	4.5

Mexican open-pit operations:
Molybdenum contained in concentrate	24.1	23.1	22.9
Silver	9.1	7.1	7.1

IMMSA unit
Zinc-refined and in concentrate	205.9	199.9	206.7
Silver	5.5	5.2	7.0

Other and intersegment elimination
Zinc	—	—	0.5
Silver	(2.1)	(1.6)	(3.2)

Total by-product sales
Molybdenum contained in concentrate	40.2	41.1	45.2
Zinc-refined and in concentrate	205.9	199.9	207.2
Silver	16.3	14.2	15.4

Results of Operations for the Year Ended December 31, 2012 Compared with Year Ended December 31, 2011.

Net sales

Net sales in 2012 were $6,669.3 million, compared with a record $6,818.7 million in 2011, a decrease of $149.4 million.  The decrease was principally the result of lower metal prices. Net sales in 2011 include a gain of $13.5 million on copper hedges.

The table below presents information regarding the volume of our copper sales products for the years 2012 and 2011.

Copper Sales (million pounds)	2012	2011
Refined	719.9	795.8
Blister	72.4	—
Anode	5.5	23.0
Concentrates and other	132.3	41.7
SXEW	218.8	218.0
Rod	265.7	242.0
Total	1,414.6	1,320.5

Copper made up 77.0% of net sales in 2012, compared with 76.7% in 2011.  Sales of by-products in 2012 totaled $1,532.4 million, compared with $1,589.2 million in 2011, a decrease of 3.6%.  The decrease of $56.8 million is attributable to lower metals prices for all of our major by-products somewhat reduced by increased volume of silver and zinc sales.

The table below provides the sales of our by-products as a percentage of our total net sales.

	Year Ended December 31,
By-product Sales as a percentage of total net sales	2012	2011
Molybdenum	6.8%	8.0%
Silver	7.4%	7.2%
Zinc	2.9%	3.1%
Other by-products	5.9%	5.0%
Total	23.0%	23.3%

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2012 was $2,769.3 million, compared with $2,763.2 million in 2011, an increase of $6.1 million. Please see details on segment operating income information.

Legal fees related to the SCC shareholder derivative lawsuit

On October 9, 2012, we received from AMC, our majority shareholder, $2.1 billion in satisfaction of the judgment issued pursuant to the decision of the Court of Chancery of Delaware which concluded that we paid an excessive price to AMC in the 2005 merger between the Company and Minera Mexico, S.A. de C.V. From the aforementioned sum received from AMC, we paid $316.2 million to the plaintiff’s attorneys to satisfy the award of attorneys’ fees and expenses.

Depreciation, amortization and depletion

Depreciation, amortization and depletion in 2012 was $325.7 million, compared with $288.1 million in 2011, an increase of $37.6 million.  The increase was mainly due to the acquisition of mine and other equipment for our Mexican and Peruvian operations.

Interest expense, net

Net interest expense in 2012 was $172.4 million, compared with $186.6 million in 2011, a decrease of $14.2 million.  Total interest, however increased by $9.4 million in 2012 as a result of the new debt issued in November 2012.  Capitalized interest in 2012 increased by $23.5 million, principally due to the Buenavista capital investment program.

Other income (expense)

Other income (expense) was an income of $21.8 million in 2012, compared with an expense of $4.0 million in 2011.  The $25.8 million increase in other income in 2012 includes:

• $18.2 million gain on sale of our shares of Compañia Internacional Minera, a Mexican mining company in which we had a minority participation, and.

• $10.6 million of net gain on short-term investment due to an increase in mark to market value.

Income taxes

Income taxes in 2012 were $1,080.9 million and include $1,042.2 million of Peruvian and Mexican income taxes and $38.7 million for U.S. federal and state income taxes. Income taxes in 2011 were $1,104.3 million and include $1,152.4 million of Peruvian and Mexican income taxes and a benefit of $48.1 million for U.S. federal and state income taxes.  U.S. income taxes are primarily attributable to investment income and limitations placed on the use of available tax credits (both foreign tax credits and the minimum tax credit).

The effective tax rate for 2012 was 36.3%, compared with 32.0% in 2011.  The increase in the rate is primarily due to $316.2 million of a one-time payment of legal fees related to the SCC shareholder derivative lawsuit, which is being treated as a non-deductible expense.

Equity earnings of affiliate

In 2012, we have recognized $48.7 million of equity earnings of affiliate, from our 44.2% interest in the Tantahuatay mine.  In addition during 2012 we received cash dividends from this affiliate of $18.2 million.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2012 was $6.7 million, compared with $7.9 million in 2011, a decrease of $1.2 million or 15.2%.  This decrease is the result of lower earnings at our Peruvian operations.

Net income attributable to SCC

Our net income attributable to SCC in 2012 was $1,934.6 million, compared with $2,336.4 million in 2011, a decrease of $401.8 million.  Net income attributable to SCC decreased mainly as a result of the decrease in metal prices and other factors described above.

Segment Operating Income Information — 2012 vs.2011:

Peruvian Open-pit Operations

			Change
	2012	2011	Value	%
Net sales	$2,952.3	$3,186.5	$(234.2)	(7.3)%
Operating costs and expenses	(1,603.9)	(1,644.4)	40.5	(2.5)%
Operating income	$1,348.4	$1,542.1	$(193.7)	(12.6)%

Net sales at our Peruvian operations in 2012 were $2,952.3 million, compared with $3,186.5 million in 2011, a decrease of $234.2 million.  This decrease was primarily due to the decrease in the price of copper and of our major by-products.  The LME copper price was 9.8% lower in 2012 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the molybdenum and silver prices were 17.7% and 11.3% lower, respectively.  Net sales in 2011 also included a gain on copper hedge derivatives of $6.9 million.

Operating costs and expenses at our Peruvian operations in 2012 were $1,603.9 million, compared with $1,644.2 million in 2011, a decrease of $40.5 million, principally due to $60.5 million of lower cost of sales (exclusive of depreciation, amortization and depletion), partially offset by $19.7 million of higher depreciation, amortization and depletion.  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,380.5 million in 2012, compared with $1,441.0 million in 2011.  The decrease of $60.5 million was primarily the result of:

•                  $ 287.4 million of lower cost of concentrates purchased from third parties, partially offset by,

•                  $   38.1 million of higher fuel and power cost,

•                  $   15.8 million of higher labor cost,

•                  $   98.9 million of higher operating and repair material cost, and

•                  $   57.8 million of higher inventory consumption.

Mexican Open-pit Operations

			Change
	2012	2011	Value	%
Net sales	$3,338.5	$3,212.1	$126.4	3.9%
Operating costs and expenses	(1,413.4)	(1,287.0)	(126.4)	9.8%
Operating income	$1,925.1	$1,925.1	—	—

Net sales at our Mexican open-pit operations in 2012 were $3,338.5 million, compared with $3,212.1 million in 2011, an increase of $126.4 million.  This increase is largely the result of higher copper sales volume from Buenavista, which had a production record of 441.0 million pounds of copper, partially offset by lower prices for copper and for our principal by-products.  Net sales in 2011 also included a gain on copper hedge derivatives of $6.6 million. There were no gains or losses on copper derivatives in 2012.

Operating costs and expenses at our Mexican open-pit operations in 2012 were $1,413.4 million, compared with $1,287.0 million in 2011, an increase of $126.4 million.  The increase was the result of higher cost of sales (exclusive of depreciation, amortization and depletion) in 2012 of $112.4 million.  Cost of sales (exclusive of depreciation, amortization and depletion) was $1,228.2 million in 2012, compared with $1,115.8 million in 2011.  The increase was primarily due to:

•                  $127.2 million of higher production cost, including fuel, power and labor costs,

•                  $  21.9 million for higher workers’ participation due to the increase in earnings.

•                  $  48.1 million of currency translation effect due to the appreciation of the Mexican peso.

•                  $  42.7 million of higher inventory consumption, partially offset by,

•                  $(53.0) million of higher leachable material capitalization and

•                  $(76.9) million of 2011 restoration cost and other costs.

IMMSA unit

			Change
	2012	2011	Value	%
Net sales	$513.6	$546.2	$(32.6)	(6.0)%
Operating costs and expenses	(360.4)	(370.5)	10.1	(2.7)%
Operating income	$153.2	$175.7	$(22.5)	(12.8)%

Net sales at our IMMSA unit in 2012 were $513.6 million, compared with $546.2 million in 2011, a decrease of $32.6 million.  The decrease of $32.6 million was due to lower metal prices of zinc and silver, partially offset by higher zinc sales volume mainly from the Santa Eulalia mine which restored production after resolving its prior years flooding problems.

Operating costs and expenses at our IMMSA unit were $360.4 million in 2012, compared with $370.5 million in 2011, a decrease of $10.1 million.  This decrease was primarily the result of $16.9 million of lower cost of sales (exclusive of depreciation, amortization and depletion) net of $6.2 million of higher exploration expenses.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 19 “Segment and Related Information” of our consolidated financial statements.

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

The table below presents information regarding the volume of our copper sales products for the years 2011 and 2010.

Copper Sales (million pounds)	2011	2010
Refined	795.8	637.2
Blister	—	—
Anode	23.0	38.6
Concentrates and other	41.7	135.2
SXEW	218.0	167.4
Rod	242.0	127.7
Total	1,320.5	1,106.1

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

Cost of sales (exclusive of depreciation, amortization and depletion)

Our cost of sales (exclusive of depreciation, amortization and depletion) in 2011 was $2,763.2 million, compared with $2,129.0 million in 2010, an increase of $634.2 million, or 29.8%.  The increase in cost of sales was principally attributable to the restoration of our Buenavista property to full production, the higher amount and cost of third-party concentrates used in 2011 and the increase in cost of fuel, power and operating and repair material.  These increases were partially offset by an increase in leach material inventory of $160.3 million in 2011.  Buenavista’s production cost increased by $268.7 million in 2011, in part caused by the repair expense to reestablish the operation, an increase of $9.3 million over 2010 and the balance due to the operational cost.  The cost of third-party concentrates increased by $279.8 million over 2010, as 51,319 tons were purchased in 2011, an increase of 26,730 tons from 2010 principally at our Peruvian operations, additionally, the 2011 cost of the purchased concentrates was higher due to the higher copper price in 2011.  Fuel and power cost, excluding Buenavista’s consumption, increased by $93.3 million in 2011.

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

Net sales at our Peruvian operations in 2011 were $3,186.5 million, compared with $3,125.9 million in 2010, an increase of $60.6 million.  This increase was primarily due to the increase in metal prices.  The LME copper price was 17.0% higher in 2011 (the majority of the copper sales of our Peruvian operations are priced on the LME) and the silver price was 74.3% higher.  The price increases were offset by the lower sales volume of copper, molybdenum and silver which reduced our sales by approximately $422.3 million. 694.6 million pounds of copper were sold in 2011 compared with 792.4 million pounds of copper in 2010 as a result of lower production largely due to lower ore grade at the Cuajone mine.

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

Mexican Open-pit Operations.

			Change
	2011	2010	Value	%
Net sales	$3,212.1	$1,648.5	$1,563.6	94.8%
Operating costs and expenses	(1,287.0)	(910.5)	(376.5)	(41.4)%
Operating income	$1,925.1	$738.0	$1,187.1	160.9%

Net sales at our Mexican open-pit operations in 2011 were $3,212.1million, compared with $1,648.5 million in 2010, an increase of $1,563.6 million.  This increase is largely the result of higher copper sales volume from Buenavista production, which restored full capacity in the second quarter of 2011 and represented approximately $1,079.3 million of higher sales, and higher copper and silver prices.

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

IMMSA unit.

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

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 19 “Segment and Related Information” of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2012.

Liquidity

The following table shows the cash flow for the three year period ended December 31, 2012 (in millions):

	2012	2011	2010
Net cash provided from operating activities	$2,004.0	$2,079.9	$1,920.7
Net cash used for investing activities	$(668.6)	$(1,092.9)	$(473.8)
Net cash provided from (used for) financing activities	$278.1	$(2,375.0)	$36.6

The 2012, 2011 and 2010 increases (decreases) in cash from working capital includes (in millions):

	2012	2011	2010
Accounts receivable	$(14.7)	$(135.6)	$(308.1)
Inventories	(180.7)	(194.5)	(7.3)
Accounts payable and accrued liabilities	(135.7)	(136.9)	541.0
Other operating assets and liabilities	34.1	55.1	(121.4)
Total	$(297.0)	$(411.9)	$104.2

Net cash provided from operating activities:

2012

In 2012, net income was $1,941.4 million, approximately 96.9% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included depreciation, amortization and depletion of $325.7 million and $55.8 million of a deferred income tax, which were added back to net income in determining operating cash flow, and $18.2 million of a gain on sale of investment, which was deducted from net income in determining operating cash flow.

In addition, in 2012 an increase in working capital decreased operating cash flow by $297.0 million, as detailed above. The increase in inventories of $180.7 million includes an increase of $157.0 million in capitalized leachable material and $31.8 million of higher supplies inventory.  The decrease in accounts payable and accrued liabilities was mainly due to higher income tax payments.

2011

In 2011, net income was $2,344.3 million, approximately 112.7% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included depreciation, amortization and depletion of $288.1 million which was added back to net income in determining operating cash flow, and $117.9 million of a deferred income tax benefit, which was deducted from net income in determining operating cash flow.

In addition, in 2011 an increase in working capital decreased operating cash flow by $411.9 million. The increase in accounts receivable value was principally due to higher sales volume resulting from the restoration of the Buenavista mine production.  The increase in inventories of $194.5 million includes an increase of $118.8 million in capitalized leachable material, $25.4 million in finished goods inventory, principally due to shipping delays and $43.1 million of higher work-in process inventory, principally due to the restoration of the Buenavista mine.  The decrease in accounts payable and accrued liabilities was mainly due to payments to suppliers and income tax payments.

2010

In 2010, net income was $1,562.7 million, approximately 81.4% of the net operating cash flow.  Significant items added to or (deducted from) to arrive at operating cash flow included depreciation, amortization and depletion of $281.7 million, which was added back to net income in determining operating cash flow, and $40.4 million of a deferred income tax benefit, which was deducted from net income in determining operating cash flow.

In addition, in 2010 a decrease in working capital increased operating cash flow by $104.2 million.  The increase in accounts receivable value was principally due to higher metal prices at the end of 2010, compared with 2009.  The LME and COMEX copper prices increased by over 46.0% in 2010, compared with 2009, and molybdenum, zinc and silver increased by 43.0%, 30.7% and 37.6%, respectively.  The increase in inventories of $7.3 million includes an increase of $12.4 million in finished goods inventory, principally due to shipping delays at our Mexican operations and $40.7 million of higher work-in process inventory, principally due to scheduled repairs at our smelter facilities partially offset by higher consumption of leachable material inventory.  The increase in accounts payable and accrued liabilities was mainly due to an increase in workers’ participation and income tax provision due to the higher earnings.  Other operating assets and liabilities in 2010 were a use of cash of $121.4 million, which was caused principally by an increase of $51.6 million in the long term income tax provision.

Net cash used for investing activities:

2012: Net cash used for investing activities in 2012 included $1,051.9 million for capital expenditures, $152.4 million for the purchase of short-term investments and $37.6 million for a loan to an affiliated company, less $540.1 million of proceeds on the sales of short-term investments, $18.2 million from the sale of investment and $15.1 million of proceeds from the sale of inactive properties.  The capital expenditures included $257.9 million of investments at our Peruvian operations, $32.7 million for the Toquepala expansion projects, $52.0 million for the Cuajone expansion projects and $173.2 million for various other replacement expenditures.  In addition, we spent $794.0 million for investments at our Mexican operations, $216.3 million for the Buenavista mine expansion, $149.0 million for the new Buenavista concentrator, $138.3 million for the SXEW III plant, $56 million at our IMMSA unit and $234.4 for various other replacement expenditures.

2011: Net cash used for investing activities in 2011 included $612.9 million for capital expenditures, $449.5 million net purchase of short-term investment, and $33.3 million for our share of the investment in the development of the Tantahuatay gold project, less $12.6 million of proceeds from the sale of inactive properties.  The capital expenditures included $205.5 million of investments at our Peruvian operations, $76.0 million for the Toquepala concentrator expansion, $38.9 million for the Cuajone concentrator expansion and $90.6 million for various other replacement expenditures.  In addition, we spent $407.4 million for investments at our Mexican operations, $97.4 million for the Buenavista mine expansion, $96.7 million for the Buenavista mine rehabilitation, $13.6 million for the Buenavista crusher and conveyors system, Quebalix III, $48.9 million at our IMMSA unit and $150.8 for various other replacement expenditures.

2010: Net cash used for investing activities in 2010 included $408.7 million for capital expenditures, $66.9 million for the purchase of bonds classified as trading securities, and $21.5 million for our share of the investment in the development of the Tantahuatay gold project, less $14.7 million of proceeds from the sale of short-term investments and $8.7 million of proceeds from the sale of inactive properties of our Mexican operations.  The capital expenditures included $264.2 million of investments at our Peruvian operations, $152.5 million for the Tia Maria project, $32.8 million for the Toquepala concentrator expansion, $18.8 million for the Cuajone concentrator expansion and $60.9 million for various other replacement expenditures.  In addition, we spent $137.0 million for replacement assets at our Mexican operations, $109.8 million of which was at our Mexican open-pit operations, $29.8 million at our IMMSA unit and $4.9 million for other corporate projects, including at our administrative office in Mexico City.

Net cash provided from (used for) financing activities:

2012: Net cash provided from financing activities was $278.1 million and included $1,477.5 million from the issuance of new debt, $2,108.2 million from the payment related to the SCC shareholder derivative lawsuit, reduced by a dividend distribution of $3,140.0 million, $147.3 million for the repurchase of 4.4 million shares of our common stock, a debt repayment of $10 million, and a $3.6 million distribution to our non-controlling interest investors.

2011: Net cash used for financing activities was $2,375.0 million and included a dividend distribution of $2,080.4 million, $273.7 million for the repurchase of 9 million shares of our common stock, a debt repayment of $15.3 million and $6.9 million for the distribution to our non-controlling interest investors.

2010: Net cash provided from financing activities was $36.6 million and included $1,480.8 million from the issuance of fixed-rate unsecured notes, net of debt issuance cost of $8.8 million, less a dividend distribution of $1,428.0 million, a debt repayment of $10.0 million and distributions to our non-controlling interest investors of $6.5 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2013 and beyond from cash on hand and internally generated funds.  In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

Share repurchase program: In 2008, our Board of Directors authorized a $500 million share repurchase program.  In 2011, the Board approved an increase of the SCC share repurchase program, from $500 million to $1.0 billion.  Since the inception of the program we have purchased 46.9 million shares of our common stock at a cost of $878.1 million.   These shares will be available for general corporate purposes.  We may purchase additional shares of our common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 - SCC common stock repurchase plan.

Dividend: On January 24, 2013, the Board of Directors authorized a cash dividend of $0.24 per share of common stock paid on February 26, 2013, to shareholders of record at the close of business on February 13, 2013.

SCC shareholder derivative lawsuit: On October 9, 2012, we received from AMC, our majority shareholder, $2.1 billion in satisfaction of the judgment issued pursuant to the decision of the Court of Chancery of Delaware which concluded that we paid an excessive price to AMC in the 2005 merger between the Company and Minera Mexico, S.A. de C.V. From the aforementioned sum received from AMC, we paid $316.2 million to the plaintiff’s attorneys to satisfy the award of attorneys’ fees and expenses. The effect of these transactions was recorded in our 2012 results.

FINANCING

On November 8, 2012, we issued $1.5 billion of fixed-rate unsecured notes with a discount of $22.5 million, which is being amortized over the term of the related debt.  This debt was issued in two tranches, $300 million due in 2022 at an annual interest rate of 3.5% and $1.2 billion due in 2042 at an annual interest rate of 5.25%. Net proceeds will be used for general corporate purposes, including the financing of our capital expenditure program.

Our total debt at December 31, 2012 was $4,213.9 million, compared with $2,745.7 million at December 31, 2011, net of the unamortized discount of notes issued under par of $47.3 million and $25.4 million at December 31, 2012 and 2011, respectively. The increase in total debt during 2012 was due to the issuance of $1.5 billion of fixed-rate unsecured notes that was reduced by the scheduled $10 million payment on the Mitsui loan.

The ratio of debt to total capitalization was 46.8% at December 31, 2012, compared to 40.5% at December 31, 2011.  Also the ratio of net debt to net capitalization was 26.8% at December 31, 2012, compared with 32.0% at December 31, 2011.

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

Please see Note 10 “Financing” for a discussion about the covenants requirements related to our long-term debt.

Changes in credit risk:

On December 3, 2012 Fitch Ratings upgraded the Company’s unsecured debt ratings from BBB to BBB+.  Additionally, Standard & Poor’s Ratings Services and Moody’s Investor Services aligned and confirmed SCC debt rating by assigning ‘BBB’ and Baa2, respectively, to the new notes issued.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2012:

		Payments due by Period
	Total	2013	2014	2015	2016	2017	2018 and Thereafter
	(dollars in millions)
Long-term debt	$4,261.1	$10.0	—	$200.0	—	—	$4,051.1
Interest on debt	5,988.3	261.7	$261.9	256.3	$249.1	$248.9	4,710.4
Uncertain tax position(a)	214.9
Workers’ participation	251.7	251.7
Pension and post-retirement obligations	44.9	11.2	3.2	3.4	3.4	3.6	20.1
Asset retirement obligation	118.2						118.2
Purchase obligations:
Commitment to purchase energy	1,185.6	200.6	208.6	288.0	360.4	128.0	—
Capital expenditure projects	621.0	461.9	159.1	—	—	—	—
Total	$12,685.7	$1,197.1	$632.8	$747.7	$612.9	$380.5	$8,899.8

(a)         The above table does not include any future payment related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of December 31, 2012 the liability recognized by the Company is $214.9 million and is included as non-current liability in the consolidated balance sheet.

Long-term debt payments do not include the debt discount valuation account of $47.3 million.

Interest on debt is calculated at rates in effect at December 31, 2012.  As almost all our debt is at fixed rates, future expenditures will not change significantly due to rate changes.  Please refer to Note 10 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Pension and post retirement obligations include the benefits expected to be paid under our pension and post-retirement benefit plans.  Please refer to Note 11 “Benefit Plans” of our consolidated financial statements.

Asset retirement obligations include the aggregate amount of the closure and remediation costs of our Peruvian mines and facilities to be paid under the mine closure plans approved by MINEM and the closure and remediation costs of our Mexican operations.  See Note 9 “Asset Retirement Obligation.”

We have a commitment to purchase power for our Peruvian operations from Enersur through April 2017.  Amounts indicated on the above table are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

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

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost:

Following is a reconciliation of “Operating Cash Cost” (see page 76) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2012		2011		2010
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$2,769.2	$2.010	$2,763.2	$2.194	$2,129.0	$2.048
Add:
Selling, general and administrative	101.3	0.074	104.5	0.083	100.3	0.096
Treatment and refining charges	53.0	0.038	46.0	0.037	55.8	0.054
By-product revenue (1)	(1,472.3)	(1.069)	(1,538.9)	(1.222)	(1,380.0)	(1.327)
Net revenue on sale of metal purchased from third parties	(18.8)	(0.014)	(25.0)	(0.020)	(13.2)	(0.013)
Less:
Workers’ participation	(268.6)	(0.195)	(245.7)	(0.195)	(232.1)	(0.223)
Cost of metals purchased from third parties	(241.9)	(0.176)	(560.4)	(0.445)	(280.6)	(0.270)
Royalty charge and other, net	(88.0)	(0.063)	(85.3)	(0.068)	(99.8)	(0.096)
Inventory change	148.8	0.108	192.2	0.153	11.5	0.011
Operating Cash Cost	$982.7	$0.713	$650.6	$0.517	$290.9	$0.280
Less by-product revenue and net revenue on sale of metal purchased from third parties	1,491.1	1.083	1,563.9	1.242	1,393.2	1.340
Operating Cash Cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$2,473.8	$1.796	$2,214.5	$1.759	$1,684.1	$1.620
Total pounds of copper produced (in millions)	1,377.4		1,259.5		1,039.8

(1)                 Includes net by-product sales revenue and premiums on sales of refined products.

Net debt to net capitalization:

Net debt to net capitalization as of December 31, 2012 and 2011 is as follows:

	2012	2011
Total debt	$4,213.9	$2,745.7
Cash and cash equivalent balance	(2,459.5)	(848.1)
Net debt	1,754.4	1,897.6

Net capitalization:
Net debt	1,754.4	1,897.6
Equity	4,789.1	4,036.3
Net capitalization	$6,543.5	$5,933.9

Net debt/net capitalization (*)	26.8%	32.0%

(*) Represents net debt divided by net capitalization.

Debt to total capitalization:

Debt to total capitalization as of December 31, 2012 and 2011 is as follows:

	2012	2011
Total debt	$4,213.9	$2,745.7

Capitalization
Debt	4,213.9	2,745.7
Equity	4,789.1	4,036.3
Total capitalization	$9,003.0	$6,782.0

Debt/total capitalization (*)	46.8%	40.5%

(*) Represents debt divided by total capitalization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate estimated changes in net earnings resulting from metal price changes in 2013 as provided in the table below:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.0
Annual change in net income attributable to SCC (in millions)	$8.0	$25.7	$1.3	$9.6

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

	Years Ended December 31,
	2012	2011	2010
Peru
Peruvian inflation rate	2.6%	4.8%	2.1%
Nuevo sol/dollar appreciation / (devaluation) rate	5.4%	4.0%	2.8%
Mexico
Mexican inflation rate	3.6%	3.8%	4.4%
Peso/dollar appreciation / (devaluation) rate	6.9%	(13.1)%	5.4%

Change in monetary position:

Assuming an exchange rate change of 10% at December 31, 2012, we estimate our net monetary position in Peruvian nuevo sol and Mexican pesos would increase (decrease) our operating income as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$2.5
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(3.0)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$34.6
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(28.3)

The net monetary position is net of those assets and liabilities that are nuevo sol or peso denominated at December 31, 2012.

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at December 31, 2012.  As most of our debt is at fixed rates, a change in interest rates of 1% would not have a material impact on our cash flows.

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

Copper hedges:

In 2011, we entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect our sales value as shown below. These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the consolidated statement of earnings and included in operating activities on the consolidated statement of cash flows.  At December 31, 2012 we did not hold any copper hedge positions.

Short-term investments:

Short-term investments were as follows ($ in millions):

	At December 31,
	2012	2011
Trading securities	$127.8	$514.6
Weighted average interest rate	1.87%	1.37%

Available—for- sale	$6.5	$7.3
Weighted average interest rate	0.43%	0.58%
Total	$134.3	$521.9

Trading securities consist of bonds issued by public companies and publicly traded.  Each financial instrument is independent of the others. We have the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2012, included corporate bonds and asset and mortgage backed obligations.  At December 31, 2012 and 2011, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also, we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2012	2011
Trading:
Interest earned	$3.1	$6.0
Unrealized gain (loss) at December 31,	$2.4	$(7.6)
Available-for-sale:
Interest earned	$0.1	$0.1
Investment redeemed	$1.9	$2.1

At December 31, 2012 and 2011, contractual maturities of our available-for-sale debt securities are as follows (in millions):

	2012	2011
One year or less	$0.4	$0.5
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	0.6
Due after 10 years	6.1	6.2
Total debt securities	$6.5	$7.3

IMPACT OF NEW ACCOUNTING STANDARDS

In 2012 the FASB issued the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”).

ASU No. 2012-02: On July 27, 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This update simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects to perform a qualitative assessment, it is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.

This update eliminates the prior requirement to test impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference.

The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt it for future impairment analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)	2012	2011	2010
Net sales (including sales to related parties of $23.5 million, $68.8 million and $43.5 million, in 2012, 2011 and 2010, respectively)	$6,669,266	$6,818,721	$5,149,500
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,769,233	2,763,152	2,128,999
Selling, general and administrative	101,297	104,473	100,287
Depreciation, amortization and depletion	325,743	288,138	281,697
Exploration	47,877	37,535	34,313
Legal fees related to SCC shareholder derivative lawsuit (Note 14)	316,233	—	—
Total operating costs and expenses	3,560,383	3,193,298	2,545,296

Operating income	3,108,883	3,625,423	2,604,204

Interest expense	(201,785)	(192,340)	(167,949)
Capitalized interest	29,380	5,851	7,462
Gain on short-term investment	10,623	—	—
Gain on sale of investment	18,200	—	—
Other (expense) income	(6,990)	(4,043)	(20,737)
Interest income	15,231	13,797	7,800

Income before income taxes	2,973,542	3,448,688	2,430,780

Income taxes	1,080,872	1,104,335	868,071
Net income before equity earnings of affiliate	1,892,670	2,344,353	1,562,709
Equity earnings of affiliate, net of income tax	48,702	—	—
Net income	1,941,372	2,344,353	1,562,709

Less: Net income attributable to the non-controlling interest	6,740	7,929	8,658

Net income attributable to SCC	$1,934,632	$2,336,424	$1,554,051

Per common share amounts attributable to SCC (1):
Net earnings — basic and diluted	$2.28	$2.73	$1.81
Dividends paid	$4.06	$2.43	$1.66

Weighted average shares outstanding — basic and diluted	848,346	854,649	858,998

(1)         Number of shares and per share amounts have been retroactively adjusted in the financial statements to reflect the effect of the 9.0 million shares paid as stock dividend on February 28, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2012	2011	2010
	(in thousands)
COMPREHENSIVE INCOME:
Net income	$1,941,372	$2,344,353	$1,562,709
Other comprehensive income (loss) net of tax:
- Decrease (increase) in pension and other post-retirement benefits (net of income tax of $(1.5) million, $4.7 million and $6.7 million)	(3,394)	8,310	12,179

Derivative instruments classified as cash flow hedge:
- Decrease in prior period accumulated unrealized (gain) loss (net of income taxes of $3.5 million and $(71.4) million in 2012 and 2011, respectively)	(5,452)	125,562
- Unrealized gain (loss) of the period (net of income tax of $(3.5) million and $71.4 million, in 2012 and 2011, respectively)	—	5,452	(125,562)
- Unrealized net gain on derivative instruments classified as cash flow hedges	(5,452)	131,014	(125,562)

Total other comprehensive gain (loss)	(8,846)	139,324	(113,383)

Total comprehensive income	1,932,526	2,483,677	1,449,326

Comprehensive income attributable to the non-controlling interest	6,736	7,956	8,637
Comprehensive income attributable to SCC	$1,925,790	$2,475,721	$1,440,689

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31, (in thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,459,488	$848,118
Short-term investments	134,298	521,955
Accounts receivable trade	669,333	695,104
Accounts receivable other (including related parties 2012- $2,337 and 2011 - $1,988)	82,636	188,477
Inventories	682,749	636,032
Deferred income tax	103,193	88,797
Other current assets	156,262	106,856
Total current assets	4,287,959	3,085,339

Property, net	5,156,731	4,429,906
Leachable material, net	262,795	128,828
Intangible assets, net	109,300	110,436
Related parties receivable	183,950	—
Deferred income tax	205,939	145,251
Other assets	177,075	162,941
Total assets	$10,383,749	$8,062,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable (including related parties 2012- $20,310 and 2011 - $4,392)	475,566	443,132
Accrued income taxes	12,198	182,491
Deferred income tax	—	39,860
Accrued workers’ participation	266,571	245,139
Accrued interest	70,582	59,906
Other accrued liabilities	22,218	12,349
Total current liabilities	857,135	992,877

Long-term debt	4,203,863	2,735,732
Deferred income taxes	141,426	125,191
Non-current taxes payable	214,934	66,982
Other liabilities and reserves	59,065	43,665
Asset retirement obligation	118,226	61,971
Total non-current liabilities	4,737,514	3,033,541

Commitments and contingencies (Note 13)

STOCKHOLDER’S EQUITY
Common stock par value $0.01; shares authorized: 2012 and 2011 2,000,000 shares issued: 2012 and 2011 — 884,596	8,846	8,846
Additional paid-in capital	3,320,927	1,039,382
Retained earnings	2,350,126	3,852,054
Accumulated other comprehensive income	4,032	12,874
Treasury stock, at cost, common shares	(918,791)	(897,852)
Total Southern Copper Corporation stockholders’ equity	4,765,140	4,015,304

Non-controlling interest	23,960	20,979
Total equity	4,789,100	4,036,283

Total liabilities and equity	$10,383,749	$8,062,701

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,
(in thousands)	2012	2011	2010

OPERATING ACTIVITIES

Net income	$1,941,372	$2,344,353	$1,562,709

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	325,743	288,138	281,697
Equity earnings of affiliate, net of dividends received	(12,358)	—	—
Loss (gain) on currency translation effect	15,174	(19,263)	13,585
Provision (benefit) for deferred income taxes	55,807	(117,946)	(40,426)
Gain on sale of investment	(18,200)	—	—
Loss (gain) on sale of property	4,050	(7,311)	—
(Gain) loss on short-term investments	(10,623)	3,781	(1,020)
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(14,739)	(135,552)	(308,079)
Inventories	(180,684)	(194,484)	(7,272)
Accounts payable and accrued liabilities	(135,742)	(136,897)	540,955
Other operating assets and liabilities	34,162	55,094	(121,438)
Net cash provided from operating activities	2,003,962	2,079,913	1,920,711

INVESTING ACTIVITIES
Capital expenditures	(1,051,900)	(612,905)	(408,734)
Purchase of short-term investments	(152,441)	(532,188)	(66, 914)
Proceeds on sale of short-term investment	540,098	82,663	14,673
Investment in affiliated companies	—	(33,276)	(21,467)
Proceeds on sale of investment	18,200	—	—
Loan granted to related parties	(37,599)	—	—
Sale of property	15,072	12,575	8,671
Other	—	(9,741)	—
Net cash used for investing activities	(668,570)	(1,092,872)	(473,771)

FINANCING ACTIVITIES
Debt repaid	(10,000)	(15,250)	(10,000)
Debt incurred	1,477,455	—	1,489,674
SCC common shares buyback	(147,344)	(273,690)	(463)
Capitalization of debt issuance cost	(7,685)	—	(8,831)
Dividends paid to common stockholders	(3,139,971)	(2,080,353)	(1,427,998)
SCC shareholder derivative lawsuit	2,108,221	—	—
Distributions to non-controlling interest	(3,613)	(6,885)	(6,495)
Other	1,035	1,153	723
Net cash provided from (used for) financing activities	278,098	(2,375,025)	36,610

Effect of exchange rate changes on cash and cash equivalents	(2,120)	43,425	(63,179)

Increase (decrease) in cash and cash equivalents	1,611,370	(1,344,559)	1,420,371
Cash and cash equivalents, at beginning of year	848,118	2,192,677	772,306

Cash and cash equivalents, at end of year	$2,459,488	$848,118	$2,192,677

	2012	2011	2010
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$189,217	$189,940	$142,210
Income taxes	$1,140,352	$1,234,453	$600,371
Workers’ participation	$256,042	$241,420	$155,440

Supplemental schedule of non-cash operating, investing and financing activities:
Decrease in pension and other post-retirement benefits	$(3,394)	$8,310	$12,179
Unrealized gain (loss) on cash flow hedge derivative instruments recognized in other comprehensive income (net of taxes)	$—	$5,417	$(125,535)
Loan granted to related parties	$146,351	—	—
Other accounts receivable	$(146,351)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For years ended December 31,
(in thousands)	2012	2011	2010

TOTAL EQUITY, beginning of year	$4,036,283	$3,910,409	$3,893,654

STOCKHOLDERS’ EQUITY, beginning of year	4,015,304	3,890,448	3,875,628

CAPITAL STOCK:
Balance at beginning and end of year:	8,846	8,846	8,846

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	1,039,382	1,034,764	1,013,326
SCC shareholder derivative lawsuit	2,108,221	—	—
Common stock dividend distribution	145,132	—	—
Other activity of the period	28,192	4,618	21,438
Balance at end of year	3,320,927	1,039,382	1,034,764

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(734,123)	(460,967)	(460,712)
Share repurchase program	(147,344)	(273,690)	(463)
Common stock distribution, per share $0.35	151,457	—	—
Used for corporate purposes	245	534	208
Balance at end of period	(729,765)	(734,123)	(460,967)

Parent Company common shares
Balance at beginning of year	(163,729)	(161,755)	(142,701)
Other activity, including dividend, interest and currency translation effect	(25,297)	(1,974)	(19,054)
Balance at end of year	(189,026)	(163,729)	(161,755)

Treasury stock balance at end of year	(918,791)	(897,852)	(622,722)

RETAINED EARNINGS:
Balance at beginning of year	3,852,054	3,595,983	3,469,930
Net earnings	1,934,632	2,336,424	1,554,051
Dividends paid, common stock, per share, 2012 - $3.71 2011 — $2.43, 2010 - $1.66	(3,436,560)	(2,080,353)	(1,427,998)
Balance at end of year	2,350,126	3,852,054	3,595,983

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	12,874	(126,423)	(13,061)
Other comprehensive income (loss)	(8,842)	139,297	(113,362)
Balance at end of year	4,032	12,874	(126,423)

STOCKHOLDERS’ EQUITY, end of year	4,765,140	4,015,304	3,890,448

NON-CONTROLLING INTEREST, beginning of year	20,979	19,961	18,026
Net earnings	6,740	7,929	8,658
Dividends paid	(3,613)	(6,885)	(6,495)
Other activity	(146)	(26)	(228)
NON-CONTROLLING INTEREST, end of year	23,960	20,979	19,961

TOTAL EQUITY, end of year	$4,789,100	$4,036,283	$3,910,409

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware Corporation, and its subsidiaries.  The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”).  The Peruvian Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation—

The consolidated financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with Accounting Standards Codification 810 Consolidation.  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Supplies inventories are carried at the lower of average cost less a reserve for obsolescence or market.

Long-term inventory - Leachable material—

The leaching process is an integral part of the mining operations carried out at the Company’s open-pit mines. The Company capitalizes the production cost of leachable material at its Toquepala, La Caridad and Buenavista mines recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies.  As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes on its balance sheet, current leach inventory (included in work-in-process inventories) and long-term leach inventory.  The cost attributed to the leach material is charged to cost of sales generally over a five-year period (the average estimated recovery period based on the historical recovery percentages of each mine).

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

For the years ended December 31, 2012, 2011 and 2010, the Company did not capitalize any drilling and related costs.  The net balance of capitalized mine development costs at December 31, 2012 and 2011, were $37.9 million and $39.8 million, respectively.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years.  The current price per pound of copper, as defined, was $3.68, $3.26 and $2.97 at the end of 2012, 2011 and 2010, respectively.  The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

Once the Company determines through feasibility studies that proven and probable reserves exist and that the drilling and other associated costs embody a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflow, then the costs are classified as mine development costs and the Company discloses the related ore reserves.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  The Company follows the guidance of ASC 740 “Income Tax” to record these liabilities.  (See Note 7 “Income taxes” of the consolidated financial statements for additional information).  The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If its estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Asset impairments -

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle.  The Company is currently using a long-term average copper price of $3.00 per pound of copper and an average molybdenum price of $12.00 per pound, reflective of the current price environment, for impairment tests. The results of its impairment tests using these long-term copper and molybdenum prices show no impairment in the carrying value of their assets.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.  During the fiscal years ended December 31, 2012, 2011 and 2010, the components of “other comprehensive income (loss)” were the unrealized gain (loss) on cash flow hedge derivative instruments, the unrecognized gain (loss) on employee benefit obligations and realized gain (loss) included in net income.

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

NOTE 3- SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2012	2011
Trading securities	$127.8	$514.6
Weighted average interest rate	1.87%	1.37%

Available-for-sale	6.5	7.3
Weighted average interest rate	0.43%	0.58%
Total	$134.3	$521.9

Trading securities: consist of bonds issued by public companies and publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2012, included corporate bonds and asset and mortgage backed obligations.  As of December 31, 2012 and 2011, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2012	2011
Trading:
Interest earned	$3.1	$6.0
Unrealized gain (loss) at December 31,	$2.4	$(7.6)

Available-for-sale:
Interest earned	$0.1	$0.1
Investment redeemed	$1.9	$2.1

At December 31, 2012 and 2011, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2012	2011
One year or less	$0.4	$0.5
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	0.6
Due after 10 years	6.1	6.2
Total debt securities	$6.5	$7.3

NOTE 4-INVENTORIES:

	As of December 31,
(in millions)	2012	2011
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$101.1	$93.3
Work-in-process	297.4	290.3
Supplies at average cost	284.2	252.4
Total current inventory	$682.7	$636.0

Inventory, long-term:
Long-term leach stockpiles	$262.8	$128.8

Total leaching costs capitalized as long-term inventory of leachable material amounted to $225.5 million and $168.0 million in 2012 and 2011, respectively. Long-term leaching inventories recognized as cost of sales amounted to $68.5 million, $49.2 million and $41.5 million in 2012, 2011 and 2010, respectively.

NOTE 5-PROPERTY:

	As of December 31,
(in millions)	2012	2011
Buildings and equipment	$7,497.3	$6,921.8
Construction in progress	1,617.6	1,197.8
Mine development	250.7	250.7
Land, other than mineral	46.7	46.4
Total property	9,412.3	8,416.7
Accumulated depreciation, amortization and depletion	(4,255.6)	(3,986.8)
Total property, net	$5,156.7	$4,429.9

Depreciation and depletion expense for the years ended December 31, 2012, 2011 and 2010, amounted to $323.5 million, $286.0 million and $279.6 million, respectively.

NOTE 6-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2012	2011
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Software	8.9	7.8
	136.1	135.0
Accumulated amortization	(43.8)	(41.6)

Goodwill	17.0	17.0
Intangible assets, net	$109.3	$110.4

Amortization of intangibles in the last three years and estimated amortization are as follows (in millions):

Amortization expense:
2012	$2.2
2011	$2.1
2010	$2.1

Estimated amortization expense:
2013-2017	$10.9
Average annual	$2.2

The goodwill was generated in 1997 as a result of purchasing a third party interest in the Buenavista mine.

NOTE 7-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Years ended December 31,
(in millions)	2012	2011	2010
U.S. federal and state:
Current	$(0.1)	$(2.4)	$(11.2)
Deferred	(108.6)	(45.3)	6.2
Uncertain tax positions	147.4	(0.4)	34.8
	38.7	(48.1)	29.8
Foreign (Peru and Mexico):
Current	1,025.1	1,238.7	843.5
Deferred	17.1	(86.3)	(5.2)
	1,042.2	1,152.4	838.3
Total provision for income taxes	$1,080.9	$1,104.3	$868.1

The source of income is as follows:

	For the years ended December 31,
(in millions)	2012	2011	2010
Earnings by location:
U.S.	$(0.1)	$(1.1)	$(1.0)
Foreign
Peru	846.0	1,351.9	1,544.7
Mexico	2,127.6	2,097.9	887.1
	2,973.6	3,449.8	2,431.8

Earnings before taxes on income	$2,973.5	$3,448.7	$2,430.8

The reconciliation of the statutory income tax rate to the effective tax rate is as follows (in percentage points):

	For the years ended December 31,
	2012	2011	2010
Expected tax	30.0%	30.0%	30.0%
Effect of income taxed at a rate other than the statutory rate	1.6	4.3	5.3
Percentage depletion	(4.2)	(4.0)	(4.3)
Other permanent differences	3.7	1.2	1.8
Peru tax on net income deemed distributed	1.3	1.3	2.0
Special mining tax	1.6	0.5	—
Mexican tax on dividends	—	—	0.4
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	5.0	—	4.6
Repatriated foreign earnings	(1.7)	2.1	—
Amounts (over) / under provided in prior years	(0.6)	(3.5)	(4.5)
Other	(0.4)	0.1	0.4
Effective income tax rate	36.3%	32.0%	35.7%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States.  For the three years presented above the statutory income tax rates for Peru and Mexico were 30% and 35% for the United States.   The expected rate used above is the statutory tax rate for Peru and Mexico.  The Mexican rate is scheduled to decrease to 29% in 2014, and to 28% in 2015 and future years.

The Company uses the Peruvian and Mexican income tax rate of 30% for this tax rate reconciliation because it is the largest component of tax expense for each of the three years presented.  For all of the years presented, both the Peruvian branch and Minera Mexico filed separate tax returns in their respective tax jurisdictions.  Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items which are nondeductible or nontaxable.  Some permanent differences relate specifically to SCC such as the allowance in the United States for percentage depletion.  SCC’s taxable income for the fiscal years 2010 through 2012, were included in the U.S. federal income tax return of AMC, its parent company; see U.S. tax matters, below. For financial reporting and presentation purposes SCC is providing current and deferred income taxes, as if it remains a separate U.S. tax filer apart from AMC.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	As of December 31,
(in millions)	2012	2011
Assets:
Inventories	$23.6	$23.2
Trade receivables	—	18.1
Capitalized exploration expenses	24.4	31.9
U.S. foreign tax credit carryforward	202.3	174.4
U.S tax effect of Peruvian deferred tax liability	33.4	3.7
Reserves	77.5	69.7
Mexican tax loss carryforward	26.9	35.7
Labor share buyback	30.0	30.1
Other	32.6	14.0
Total deferred tax assets	450.7	400.8

Liabilities:
Property, plant and equipment	(125.0)	(166.2)
Deferred charges	(81.6)	(35.3)
Mexican tax on consolidated dividends	(34.6)	(32.6)
Outside basis difference	(41.3)	(91.6)
Metal hedging	—	(4.0)
Other	(0.5)	(2.1)
Total deferred tax liabilities	(283.0)	(331.8)

Total net deferred tax assets / (liabilities)	$167.7	$69.0

U.S. Tax Matters—

In 2011, $27.8 million of capital loss carryovers expired unutilized.  In 2012, $0.9 million of capital loss carryover was utilized and $1.3 million expired. The Company had a full valuation allowance on the capital loss carryforwards.

As of December 31, 2012, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration.  The excess of the amount for financial reporting over the tax basis of the investment in this stock is estimated to be at least $2.6 billion.

The Company has provided a deferred tax liability of $41.3 million as of December 31, 2012 for the U.S. income tax effects of $425 million of foreign earnings that may potentially be repatriated in the future from Minera Mexico.

At December 31, 2012, there were $202.3 million of foreign tax credits available for carryback or carryforward.  These credits have limited carryback and carryforward periods and can only be used to reduce U.S. income tax on foreign earnings included in the annual U.S. consolidated income tax return.  There were no other U.S. tax credits at December 31, 2012.

As of March 27, 2009, Grupo Mexico, through its wholly-owned subsidiary, AMC, became the beneficial owner of 80% of SCC’s common stock.  As a result of this new level of ownership, beginning March 27, 2009, SCC’s operating results are included in the AMC consolidated U.S. federal income tax return.  In addition to holding an 81.3% interest in SCC, AMC also owns 100% of Asarco and its subsidiaries.  In accordance with paragraph 30-27 of ASC 740-10-30, it is expected that current and deferred taxes will be allocated to members of the AMC group as if each were a separate taxpayer.  SCC provides current and deferred income taxes, as if it were filing a separate income tax return.

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

Special Mining tax: In September 2011, the Peruvian government enacted a new tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%.  It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company made provision for this tax of $49.6 million and $16.4 million in 2012 and 2011, respectively.  These provisions are included as “income taxes” in the consolidated statement of earnings.

Mexican Tax Matters—

In 2009, Mexico enacted new rules related to the income tax law.  The new rules eliminated an indefinite deferral period for the payment of taxes assessed on dividends paid in excess of the tax basis retained earnings accounts that are distributed among entities of a consolidated tax group, and the offsetting net operating losses (NOL´s) incurred by one entity against the profits of another entity, until the occurrence of certain events, such as the dissolution of the tax consolidation regime.  In 2009, the Company recognized the additional liability caused by this change and is amortizing the required catch-up over a five-year period ending in 2014.  At December 31, 2012, the deferred balance to be paid is approximately 300 million pesos (approximately $27 million), of which $18 million will be paid in 2013 and $9 million in 2014.

The Mexican statutory income tax rate is 30% and is scheduled to decrease to 29% in 2014, and to 28% in 2015 and future years.

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

Accounting for Uncertainty in Income Taxes-

The total amount of unrecognized tax benefits in 2012, 2011 and 2010, was as follows (in millions):

	2012	2011	2010
Unrecognized tax benefits, opening balance	$70.6	$75.7	$30.7

Gross increases — tax positions in prior period	39.7	21.6	46.3
Gross decreases — tax positions in prior period	0.2	(26.8)	(1.8)
Gross increases — current-period tax positions	110.7	0.1	0.5
	150.6	(5.1)	45.0

Unrecognized tax benefits, ending balance	$221.2	$70.6	$75.7

The overall increase in the 2012 unrecognized tax benefit of $150.6 million relates primarily to the deduction of permanent items such as depletion, legal fees and decrease in foreign tax credits.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $221.2 million at December 31, 2012 and $70.6 million at December 31, 2011.  These amounts relate entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2012 and 2011, the Company’s liability for uncertain tax positions included no amount for accrued interest and penalties due to the excess foreign tax credits.  At December 31, 2010, the Company’s liability for uncertain tax positions included accrued interest and penalties of $8.0 million.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2008 up to 2011 (the year 2008 is scheduled to be examined in 2013).
U.S.:	2008 and all future years
Mexico:	2004 and all future years

Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending December 31, 2013.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2012.

In the second quarter of 2011, the Company reached agreement with the IRS and settled tax years 2005, 2006, and 2007.  In the fourth quarter of 2011, the IRS commenced its U.S. federal income tax audit of the Company for the years 2008 through 2010.

NOTE 8-WORKERS’ PARTICIPATION:

The Company’s operations in Peru and Mexico are subject to statutory workers’ participation.

In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on Peruvian Branch’s taxable income and is distributed to workers following determination of final results for the year.  The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period.  Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $3.2 million in 2012).  Any remaining excess is levied as payment for the benefit of the regional governments.  These levies fund worker training, employment promotion, road infrastructure and other government programs.

In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)” and to “selling, general and administrative” in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively.  Workers’ participation expense for the three years ended December 31, 2012 was as follows (in millions):

	2012	2011	2010
Current	$263.1	$274.7	$233.6
Deferred	14.3	(18.0)	10.7
	$277.4	$256.7	$244.3

NOTE 9-ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM.  As part of the closure plans, commencing in January 2010 and, as amended in 2012, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation.  This law requires a first review after three years and then successive reviews every five years.  Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million.  Through January 2013, the Company has provided guarantees of $10.5 million.  The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.  In 2010, the closure plan for the new Ilo marine trestle was added to the asset retirement obligation.  In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo according with the requirement of the Mine Closure Law. As a result of these revised plans, the Company has adjusted its asset retirement obligation as shown in the table below.

In 2012, the Company decided to recognize an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment.  Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company considered that a constructive obligation presently exists based on, among other things, the remediation experience caused by the closure of the San Luis Potosi smelter in 2010.  Consequentely, according to ASC- 410-20 on December 31, 2012 the Company recorded an asset retirement obligation of $25.1 million and increased net property by $20.3 million. The overall cost recognized for mining closure includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the two years ended December 31, 2012 and 2011 (in millions):

	2012	2011
Balance as of January 1	$62.0	$59.1
Changes in estimates	27.4	—
Additions	25.1	—
Closure payments	(0.3)	(0.5)
Accretion expense	4.0	3.4
Balance as of December 31,	$118.2	$62.0

NOTE 10-FINANCING:

Long-term debt:

	As of December 31,
(in millions)	2012	2011
1.763% Mitsui credit agreement due 2013 (Japanese LIBO rate plus 1.25% (2.02% at December 31, 2011))	$10.0	$20.0
6.375% Notes due 2015 ($200 million face amount, less unamortized discount of $0.4 million and $0.6 million at December 31, 2012 and 2011, respectively)	199.6	199.4
5.375% Notes due 2020 ($400 million face amount, less unamortized discount of $1.6 million and $1.9 million at December 31,2012 and 2011, respectively)	398.4	398.1
3.50% Notes due 2022 ($300 million face amount, less unamortized discount of $1.0 million at December 31, 2012)	299.0	—
9.25% Yankee bonds—Series B due 2028	51.1	51.1
7.50% Notes due 2035 ($1,000 million face amount, less unamortized discount of $14.7 million and $14.9 million at December 31, 2012 and 2011, respectively)	985.3	985.1
6.75% Notes due 2040 ($1,100 million face amount, less unamortized discount of $8.0 million and $8.0 million at December 31,2012 and 2011, respectively)	1,092.0	1,092.0
5.25% Notes due 2042 ($1,200 million face amount, less unamortized discount of $21.5 million at December 31, 2012)	1,178.5	—
Total debt	4,213.9	2,745.7
Less, current portion	(10.0)	(10.0)
Total long-term debt	$4,203.9	$2,735.7

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined by the facility.  At December 31, 2012, Minera Mexico was in compliance with this covenant.

The Mitsui credit agreement is collateralized by pledges of receivables on 31,000 tons of copper per year.  The Mitsui agreement requires the Company to maintain a minimum stockholders’ equity of $750 million and a specific ratio of debt to equity.  Reduction of Grupo Mexico’s direct or indirect voting interest in the Company to less than a majority would constitute an event of default under the Mitsui agreement.  At December 31, 2012, the Company was in compliance with these covenants.

In July 2005, the Company issued $200 million 6.375% Notes due 2015 at a discount of $1.1 million and $600 million 7.5% Notes due 2035, at a discount of $5.3 million.  The notes are senior unsecured obligations of the Company.  The Company capitalized $8.8 million of costs associated with this facility and its unamortized balance is included in “Other assets”, non-current on the consolidated balance sheet.  The net proceeds from the issuance and sale of the notes were principally used to repay outstanding indebtedness of the Company and the balance was used for general corporate purposes. The indentures relating to the notes contain certain covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  Certain of these covenants cease to be applicable before the notes mature if the issuer obtains an investment grade rating.

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

On April 16, 2010, the Company issued $1.5 billion of fixed-rate unsecured notes with a discount of $10.3 million, which is being amortized over the term of the related debt.  Net proceeds were used for general corporate purposes, including the financing of the Company’s capital expenditure program.  The $1.5 billion fixed-rate senior unsecured notes were issued in two tranches, $400 million due in 2020 at an annual interest rate of 5.375% and $1.1 billion due in 2040 at an annual interest rate of 6.75%.  Interest on the notes will be paid semi-annually in arrears.  The notes will constitute the Company’s general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness.   Also, related to these notes the Company has deferred $8.2 million of costs associated with the issuance of this facility, which its unamortized balance is included in “Other assets” non-current in the consolidated balance sheet and is being amortized as interest expense over the life of the loans.

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

On November 8, 2012, the Company issued $1.5 billion of fixed-rate unsecured notes with a discount of $22.5 million, which is being amortized over the term of the related debt.  Net proceeds will be used for general corporate purposes, including the financing of the Company’s capital expenditure program.  The $1.5 billion fixed-rate senior unsecured notes were issued in two tranches, $300 million due in 2022 at an annual interest rate of 3.5% and $1.2 billion due in 2042 at an annual interest rate of 5.25%.  Interest on the notes will be paid semi-annually in arrears.  The notes will constitute the Company’s general unsecured obligations and the series of notes will rank pari passu with each other and will rank pari passu in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness.   Also, related to these notes the Company has deferred $7.7 million of costs associated with the issuance of this facility, with the unamortized balance included in “Other assets” non-current in the consolidated balance sheet and is being amortized as interest expense over the life of the loans.

Pursuant to the April 16, 2010 base indenture between the Company and Wells Fargo Bank, National Association, as trustee, the Company and the trustee entered into supplemental indentures, which provide for the issuance, and set forth the terms of, the 2022 Notes and 2042 Notes, respectively.  The supplemental indentures contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets.

The Company has registered the 2010 and 2012 notes under the Securities Act of 1933, as amended.  The Company may issue additional debt from time to time pursuant to the base indenture.

If the Company experiences a Change of Control Triggering Event (as defined in the indentures governing the 2005, 2006, 2010 and 2012 notes), the Company must offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.  A Change of Control Trigger Event means a Change of Control (as defined) and a rating decline (as defined), that is, if the rating of the notes, by at least one of the rating agencies shall be decreased by one or more gradations.

At December 31, 2012, the Company was in compliance with the covenants of the 2005, 2006, 2010 and 2012 notes.

Aggregate maturities of the outstanding borrowings at December 31, 2012, are as follows:

Years	Principal Due (*)
(in millions)
2013	$10.0
2014	—
2015	200.0
2016	—
2017	—
Thereafter	4,051.2
Total	$4,261.2

(*)Total debt maturities do not include the debt discount valuation account of $47.3 million.

At December 31, 2012 and 2011, other assets included $5.1 million and $5.2 million, respectively, held in escrow accounts as required by the Mitsui’s loan agreement.  The funds are released from escrow as scheduled loan repayments are made.

At December 31, 2012 and 2011, the balance of capitalized debt issuance costs was $25.9 million and $18.8 million, respectively.  Amortization charged to interest expense was $1.3 million, $0.5 million and $0.4 million in 2012, 2011 and 2010, respectively.

NOTE 11-BENEFIT PLANS:

Post retirement defined benefit plan:

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru. Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In addition, our Mexican subsidiaries have a defined contribution benefit pension plan for salaried employees and a noncontributory defined benefit pension plan for union employees. These plans are in addition to benefits granted by the Mexican Institute of Social Security.

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

	Years ended December 31,
(in millions)	2012	2011	2010
Service cost	$1.0	$0.9	$2.1
Interest cost	1.1	1.2	2.2
Expected return on plan assets	(3.6)	(3.5)	(3.7)
Amortization of transition assets, net	—	(0.1)	—
Amortization of net actuarial loss	(0.8)	(1.3)	(1.0)
Amortization of net loss/(gain)	0.1	0.1	0.1
Amortization of prior service cost/ (credit)	—	—	0.2
Settlement / curtailment	—	—	(19.0)
Net periodic benefit cost	$(2.2)	$(2.7)	$(19.1)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25.2	$25.2
Service cost	1.0	0.9
Interest cost	1.1	1.2
Actuarial gain census	(0.1)	0.2
Benefits paid	(2.0)	(1.9)
Actuarial (gain)/loss	1.0	(0.4)
Actuarial gain assumption changes	0.8	1.3
Inflation adjustment	0.9	(1.3)
Projected benefit obligation at end of year	$27.9	$25.2

Change in plan assets:
Fair value of plan assets at beginning of year	$55.8	$62.9
Actual return on plan assets	4.9	—
Employer contributions	(0.6)	(0.5)
Benefits paid	(1.1)	(1.2)
Currency exchange rate adjustment	2.9	(5.4)
Fair value of plan assets at end of year	$61.9	$55.8

Funded status at end of year:	$34.0	$30.6

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$34.0	$30.6
Total	$34.0	$30.6

ASC-715 amounts recognized in accumulated other comprehensive income (net of income tax) consists of:
Net loss (gain)	$(3.6)	$(3.9)
Total	$(3.6)	$(3.9)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2012	2011
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(3.9)	$(8.8)

Net loss/(gain)amortized during the year	0.2	0.7
Net loss/(gain)occurring during the year	0.6	2.9
Currency exchange rate adjustment	(0.5)	1.3
Net adjustment to accumulated other comprehensive income	0.3	4.9

Accumulated other comprehensive income at end of plan year	$(3.6)	$(3.9)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2012 and 2011, net of income tax:

(in millions)	2012	2011
Net loss / (gain)	$0.6	$2.9
Amortization of net (loss) gain	0.2	0.7
Total amortization expenses	$0.8	$3.6

The assumptions used to determine the pension obligation and seniority premiums as of year-end and the net cost in the ensuing year are:

Peruvian operations	2012	2011	2010
Discount rate	3.35%	3.95%	5.00%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican operations (*)	2012	2011	2010
Discount rate	6.50%	7.50%	7.50%
Expected long-term rate of return on plan asset	6.50%	7.50%	7.50%
Rate of increase in future compensation level	4.00%	4.50%	4.00%

(*)These rates are based on Mexican pesos as pension obligations are denominated in pesos.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2013	$9.6
2014	1.6
2015	1.7
2016	1.6
2017	1.6
2018 to 2022	8.4
Total	$24.5

Peruvian operations

The Company’s funding policy is to contribute amounts to the qualified pension plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in stock and bond funds.

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

The investment allocation decisions within the Funds, as reported to the Company by MetLife effective December 31, 2012, were as follows:

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

Within the Commercial Mortgage-Backed Securities (CMBS) sector,  BlackRock maintained a small overweight position to CMBS.  The Bond Fund continues to favor an overweight to shorter average life, super-senior, seasoned bonds.  BlackRock has reduced exposure to AM grades in favor of A4 grades (super-senior) after significant spread compression between the two classes.  Within Credit, BlackRock remains underweight on Investment Grade Credit, primarily low beta industrials.  The Bond Fund is modestly reducing its U.S. Financials position back to neutral, and will look for opportunities to add European Financials.  BlackRock continues to add select industrials via the new issue market as concession levels remain relatively high.  BlackRock remains slightly overweight in utilities given attractive carry, the defensive nature of the sector, and attractive idiosyncratic opportunities.  BlackRock is underweight Non-Corporate Credit and Taxable Municipals versus the benchmark.

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

Mexican operations

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and IXE Banco, S.A.  27% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government.  The remaining 73% is invested in common shares of Grupo Mexico.

The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820.

These plans accounted for approximately 30% of benefit obligations.  The following table represents the asset mix of the investment portfolio as of December 31:

	2012	2011
Asset category:
Equity securities	73%	74%
Treasury bills	27%	26%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2012 is $8.6 million, which includes $3.4 million of pending payments to former Buenavista workers.

Post-retirement Health Care Plan

Peru: The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996.  The plan is unfunded.

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

Mexico: Through 2007, the Buenavista unit provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit.  In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families at a lower cost for the Company but still free of charge to the retired workers. As a result of the cost savings, the plan value and the cost of the net periodic benefits have been reduced and are included in the activity in the following tables.

The components of net period benefit costs are as follows:

	Years ended December 31,
(in millions)	2012	2011	2010
Service cost	$—	$—	$0.4
Interest cost	1.5	3.3	4.4
Amortization of transition obligation	—	1.3	1.5
Amortization of net loss/(gain)	—	—	0.1
Amortization of prior service cost/ (credit)	(0.3)	(10.0)	—
Net periodic benefit cost	$1.2	$(5.4)	$6.4

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$20.3	$51.4
Interest cost	1.5	3.3
Amendments	—	(24.2)
Actuarial loss/ (gain) — claims cost	(0.2)	—
Benefits paid	(1.5)	(1.4)
Actuarial (gain)/loss	5.6	(3.3)
Actuarial gain assumption changes	0.1	0.2
Inflation adjustment	1.4	(5.7)
Projected benefit obligation at end of year	$27.2	$20.3

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year:	$(27.2)	$(20.3)

ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$(0.1)	$(0.1)
Non-current liabilities	(27.1)	(20.2)
Total	$(27.2)	$(20.3)

ASC-715 amounts recognized in accumulated other comprehensive income (net of income tax) consists of:
Net loss (gain)	$(0.2)	$(3.4)
Prior service cost (credit)	(0.1)	(0.1)
Total	$(0.3)	$(3.5)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2012	2011
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(3.5)	$8.6

Prior services cost amortized during the year	—	6.0
Net loss/(gain)occurring during the year	3.3	(1.9)
Amortization of transition obligation	0.2	(0.8)
Prior service cost (credit)	—	(14.5)
Currency exchange rate adjustment	(0.3)	(0.9)
Net adjustment to accumulated other comprehensive income	3.2	(12.1)

Accumulated other comprehensive income at end of plan year	$(0.3)	$(3.5)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2012 and 2011, net of income tax:

	As of December 31,
(in millions)	2012	2011
Net loss / (gain)	$3.3	$(1.9)
Amortization of transition obligation	0.2	(0.8)
Amortization of prior services cost (credit)	—	(14.5)
Total amortization expenses	$3.5	$(17.2)

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

Peruvian operations	2012	2011	2010
Discount rate	3.35%	3.95%	5.00%

Mexican operations	2012	2011	2010
Weighted average discount rate	6.50%	7.50%	7.50%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2013	$1.6
2014	1.6
2015	1.7
2016	1.8
2017	2.0
2018 to 2022	11.7
Total	$20.4

Peruvian operations

For measurement purposes, a 6.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012.  The rate is assumed to decrease gradually to 4.6%.

Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans.  However, because of the size of the Company’s plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican operations

For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.5	$(0.8)
Effect on the post-retirement benefit obligation	$28.6	$(22.7)

NOTE 12-NON-CONTROLLING INTEREST:

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

NOTE 13-COMMITMENTS AND CONTINGENCIES:

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

Environmental capital expenditures in years 2012, 2011 and 2010, were as follows (in millions):

	2012	2011	2010
Peruvian operations	$3.4	$2.5	$6.4
Mexican operations	20.7	11.5	10.2
Total	$24.1	$14.0	$16.6

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

In addition in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were published in the Official Gazette and are now in force. These amendments establish three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

On December 5, 2011, the Mexican Senate Chamber approved the Environmental Liability Federal Law, which establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations) and criminal responsibilities. Also economic fines could be established. This initiative has been returned to the lower chamber for discussion and voting. The law will be in force once approved by the lower chamber and signed by the President.

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $31.6 million through December 31, 2012.  Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement by the end of 2013.  We will deposit in the confinement areas metallurgical and other waste material resulting from plant demolition. The program also includes the construction of a recreational park, a plant nursery to improve the environmental culture, and a logistic center for raw material and finished goods from the San Luis Potosi zinc plant, which the Company expects will improve the flow of traffic in the west of the city. The Company expects that once the site is remediated, the Company will be able to promote an urban development to generate a net gain on the disposal of the property.

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

The labor share litigation is based on claims of former employees for ownership of labor shares that the plaintiffs state that the Branch did not issue during the 1970s until 1979 under a former Peruvian mandated profit sharing system. In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises. This participation was distributed 40% in cash and 60% in an equity interest of the enterprise. In 1978, the equity portion, which was originally delivered to a mining industry workers’ organization, was set at 5.5% of pre-tax profits and was delivered, mainly in the form of “labor shares” to individual workers. The cash portion was set at 4.0% of pre-tax earnings and was delivered to individual employees also in proportion to their time of employment with the Branch. In 1992, the workers’ participation was set at 8%, with 100% payable in cash and the equity participation was eliminated from the law.

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

It should be noted that the lawsuit refers to a prior Peruvian currency called “sol de oro” or old soles, which was later changed to the “inti”, and then into today´s “nuevo sol.” One billion of old soles is equivalent to today’s one nuevo sol.

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

The “Virgen Maria” Mining Concessions of the Tía Maria Mining Project

The Tia Maria project includes various mining concessions, totaling 32,989.64 hectares.  One of the concessions is the “Virgen María” mining concession totaling 943.72 hectares, or 2.9% of the total.

Related to the “Virgen María” mining concessions, the Company is party to the following lawsuits:

a)    Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):  In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court reversed the lower court decision.  At December 31, 2012, the case is pending resolution.

b)    Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.   SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). On October, 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  At December 31, 2012, the case is pending resolution.

c)     Omar Nuñez Melgar: In May 2011, Mr. Omar Nuñez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute (“INGEMMET”) and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.   SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of December 31, 2012, this case remains open with no further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010, three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo Mexico, AMC and SCC. The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties. The Company considers that the court does not have subject-matter jurisdiction over the plaintiffs’ claims and will defend itself vigorously. On April 13, 2010, the Company filed a motion to dismiss the plaintiffs’ complaint. On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction. On April 5, 2011, the plaintiffs filed a notice of appeal in this case.  On November 7, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the Unites States District Court of the District of Arizona, which had dismissed in its entirety the case for lack of subject-matter jurisdiction. The plaintiffs can seek review of the decision before the Supreme Court.

Labor matters:

Peru

Approximately 63% of the Company’s 4,566 Peruvian employees were unionized at December 31, 2012, represented by eight separate unions.  Three of these unions, one at each major production area, represent 2,202 workers. Also, there are five smaller unions, representing the balance of workers.  The Company conducted negotiations with the eight unions whose collective bargaining agreements expired in 2012. During the first two months of 2013, the Company has signed three-year agreements with all the unions. The agreements include, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years, respectively, for all workers.

There were no strikes during 2011 and 2010.  On December 24 and 25, 2012 the three major unions held a two-day illegal work stoppage which did not have a material impact on production.

Mexico

In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as our workers, in a free decision, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos y Similares de la Republica Mexicana (National Union of Mine and Metal Workers and Similar Activities of the Mexican Republic or the “National Mining Union”) to other unions.  In 2006, workers of our Mexicana del Cobre mining complex and IMMSA joined the Sindicato Nacional de Trabajadores de la Exploración, Explotación y Beneficio de Minas en la Republica Mexicana, (National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic ), and the Mexicana del Cobre metallurgical workers joined the Sindicato de Trabajadores de la Industria Minero Metalurgica (Union of Workers of the Mine and Metals Industry or the “CTM”).  Finally, in 2011 our Buenavista del Cobre workers joined the CTM.  This positive labor environment allows us to increase our productivity and to develop our capital expansion programs.

The workers of the San Martin and Taxco mines, still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court, among other things define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.

In July 2012, Minera Krypton, a Mexican mining company, not affiliated with Grupo Mexico or the Company, hired 130 workers for the rehabilitation of its mining unit at Chalchihuites, Zacatecas.  Most of these workers, which are or were workers of the San Martin mine, in order to work for Minera Krypton joined a new union called, the Sindicato de Trabajadores de la Industria Minera y Similares de la Republica Mexicana (Union of Workers of the Mine and Metals Industry and Similar Activities of the Mexican Republic or the “Union of Mexican Mine and Metal Workers”). On August, 31 2012, the Union of Mexican Mine and Metal Workers filed a petition with the labor authorities to replace the existing union at the San Martin mine.  On September 1, 2012, the workers affiliated with the Union of Mexican Mine and Metal Workers took over the San Martin mine evicting the workers on strike.  Several hearings took place during September 2012 with the federal labor authorities. On October 12, 2012, the federal labor court ordered and enforced a recount in order to establish which union will hold the collective bargaining agreement. The Union of Mexican Mine and Metal Workers lost the recount.  The result of the recount was challenged by the Union of Mexican Mine and Metal Workers and is pending resolution.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company search for reserves at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine.  On January 25, 2012, the National Mining Union appealed the resolution before the federal court.  On June 14, 2012, the federal court accepted the union’s appeal and requested that the federal labor court issue a new resolution, taking into account all the evidence submitted by the parties.  On August 6, 2012, the federal labor court issued a new decision disapproving the termination of the collective bargaining agreement and the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine. On August 29, 2012, the Company filed a proceeding seeking relief from the decision before a federal court.  As of December 31, 2012, resolution of the relief proceeding was pending.

It is expected that operations at these mines will remain suspended until these labor issues are resolved.

Other legal matters:

Class actions

For the resolution of the three purported class action derivative lawsuits, filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V., which was completed effective April 1, 2005. (see Note 14 “Stockholders’ Equity”).

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

The Company is preparing a new EIA study that we believe will take into account local community concerns and new government guidance. The Company considers that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project. The Company is confident that this initiative will have a positive effect on its stakeholders and will allow the Company to obtain the approval for the development of the 120,000 ton annual production copper project. In view of the delays, the mining operations for the project have been rescheduled to start-up in 2016, contingent upon receiving all required governmental approvals in the time frame provided by law. No assurances can be given as to the specific timing of each such approval.

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

In view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through December 31, 2012, was $480.7 million of which $176.7 million of Tia Maria equipment has been reassigned to other Company operations.  As the project is currently on hold, some of the equipment has been transferred to other Company operations in Mexico and Peru. Should the Tia Maria project not be restarted, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company.  The Company believes that an impairment loss, if any, will not be material.

Other commitments:

Power purchase agreement

In 1997, SCC sold its Ilo power plant to an independent power company, Enersur S.A. (“Enersur”).  In connection with the sale, a power purchase agreement (“PPA”) was also completed under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, commencing in 1997.

The Company signed in 2009 a Memorandum of Understanding (“MOU”) with Enersur regarding its PPA.  The MOU contains new economic terms that the Company believes better reflects current economic conditions in the power industry in Peru.  The new economic conditions agreed to in the MOU have been applied by Enersur to its invoices to the Company since May 2009.  Additionally, the MOU includes an option for providing power for the Tia Maria project. However, due to the delay at the Tia Maria project the final agreement was put on hold, see caption “Tia Maria” above.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7, “Income taxes”).

NOTE 14-STOCKHOLDERS’ EQUITY

Delaware Court Decision Related to SCC Shareholder Derivative Lawsuit:

Three purported class action derivative lawsuits were filed in the Delaware Court of Chancery (New Castle County) late in December 2004 and early January 2005 relating to the proposed merger transaction between the Company and Minera Mexico, S.A. de C.V. (the “Transaction”), which was completed effective April 1, 2005. On January 31, 2005, the three actions were consolidated into one action and the complaint filed by Lemon Bay was designated as the operative complaint in the consolidated lawsuit. The consolidated action purported to be brought on behalf of the Company and its common stockholders. The defendants in the consolidated action were AMC and SCC’s directors.  The Company was a nominal defendant.  The consolidated complaint alleged, among other things, that the Transaction was the result of breaches of fiduciary duties by the Company’s directors and was entirely unfair to the Company and its minority stockholders.

On October 9, 2012 the Company received from AMC, our majority shareholder, $2,108.2 million in satisfaction of the judgment issued pursuant to the decision of the Court of Chancery of Delaware, which concluded that we paid an excesive price to AMC in the 2005 merger between the Company and Minera Mexico, S.A. de C.V. From the aforementioned sum received from AMC, the Company paid $316.2 million of legal fees and expenses to the plaintiff’s attorneys to satisfy the court ordered award of attorneys’ fees and expenses. The effect of this award was recorded in the Company’s 2012 results. The $2,108.2 million awarded to the Company was included in the capital accounts (additional paid-in capital) on the balance sheet. Additionally, the Company recorded an operating expense of $316.2 million in its 2012 results for the legal fees related to this award.

Treasury Stock:

Activity in treasury stock in the years 2012 and 2011 was as follows (in millions):

	2012	2011
Southern Copper common shares
Balance as of January 1,	$734.1	$461.0
Purchase of shares	147.3	273.6
Stock dividend distribution	(151.4)	—
Used for corporate purposes	(0.2)	(0.5)
Balance as of December 31,	729.8	734.1

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	163.7	161.7
Other activity, including dividend, interest and currency translation effect	25.3	2.0
Balance as of December 31,	189.0	163.7

Treasury stock balance as of December 31,	$918.8	$897.8

SCC shares of common stock in treasury:

At December 31, 2012 and 2011, treasury stock holds 39,045,536 shares and 43,616,086 shares of SCC’s common stock, respectively with a cost of $729.8 million and $734.1 million, respectively.  The shares of SCC’s common stock held in treasury are used for general corporate purposes.

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

					Maximum
					Number of Shares
			Average	Cumulative	that May Yet Be
		Total Number	Price	Number of	Purchased Under	Total Cost
Period		of Shares	Paid per	Shares	the Plan	($ in
From	To	Purchased	Share	Purchased	@ $37.86(1)	millions)
2008:
08/11/08	12/31/08	28,510,150	13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/01/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	04/23/12	278,486	30.23	42,750,636		8.4
05/30/12	05/31/12	500,000	28.57	43,250,636		14.3
06/01/12	06/30/12	370,000	28.33	43,620,636		10.5
08/01/12	08/31/12	100,000	32.47	43,720,636		3.2
09/01/12	09/30/12	2,763,850	34.71	46,484,486		95.9
10/01/12	10/31/12	430,000	34.83	46,914,486		15.0
		4,442,336	33.17			147.3

Total purchased		46,914,486	18.72		3,220,925	$878.1

(1)         NYSE price at December 31, 2012

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 81.3% as of December 31, 2012 and 80.9% at December 31, 2011.

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

The activity of this plan for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(271,200)	(256,800)
Granted in the period	(14,400)	(14,400)
Total shares granted at December 31,	(285,600)	(271,200)

Remaining shares reserved	314,400	328,800

Parent Company common shares:

At December 31, 2012 and 2011, there were in treasury 80,674,702 and 84,606,069 of Grupo Mexico’s common shares, respectively.

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

For each of the years ended December 31, 2012, 2011 and 2010, the stock based compensation expense under the Employee Stock Purchase Plan was $2.1 million.  As of December 31, 2012, there was $4.2 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining two year period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the years ended December 31, 2012 and 2011:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2012	7,270,341	$1.16
Granted	—	—
Exercised	(220,430)	1.16
Forfeited	(94,339)	1.16
Outstanding shares at December 31, 2012	6,955,572	1.16

Outstanding shares at January 1, 2011	10,920,693	$1.16
Granted	—	—
Exercised	(3,402,855)	1.16
Forfeited	(247,497)	1.16
Outstanding shares at December 31, 2011	7,270,341	$1.16

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

At December 31, 2012, there was $3.2 million of unrecognized compensation expense under this plan, which is expected to be recognized over the remaining six year period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the years ended December 31, 2012 and 2011:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2012	3,807,146	$2.05
Granted	—	—
Exercised	(772,850)	2.05
Forfeited	(89,554)	2.05
Outstanding shares at December 31, 2012	2,944,742	2.05

Outstanding shares at January 1, 2011	3,901,901	$2.05
Granted	51,923	2.05
Exercised	—	—
Forfeited	(146,678)	2.05
Outstanding shares at December 31, 2011	3,807,146	$2.05

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies.  Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

NOTE 15-DERIVATIVE INSTRUMENTS:

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

The following table summarizes the copper derivative activity related to copper sales transactions realized in 2012 and 2011:

	2012	2011
Zero cost collar contracts:
Pounds (in millions)	46.3	423.3
Average LME cap price	$5.18	$3.63
Average LME floor price	$3.50	$2.27

Swap contracts:
Pounds (in millions)	—	390.8
Weighted average COMEX price	—	$3.46

Realized gain (loss) on copper derivatives	—	$13.5

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

As of December 31, 2012, the Company did not hold copper derivative contracts.

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

Please see additional disclosure about fair value on Note 16-”Financial instruments” below.

NOTE 16-FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2012 (in millions):

	Balance at December 31, 2012
	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,213.9	$4,870.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2012 and 2011, as follows (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$127.8	$127.8
- Available-for-sale debt securities:
Corporate bonds	0.4		$0.4
Asset backed securities	0.1		0.1
Mortgage backed securities	6.0		6.0

Accounts receivable:
- Derivatives — classified as cash flow hedges:
Zero cost collar
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	70.8	70.8
Molybdenum	102.9	102.9	—	—
Total	$308.0	$301.5	$6.5	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$514.6	$514.6
- Available-for-sale debt securities:
Corporate bonds	0.5		$0.5
Mortgage backed securities	6.8		6.8

Accounts receivable:
- Derivatives — classified as cash flow hedges:
Zero cost collar	8.9		8.9
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	221.5	221.5
Molybdenum	138.1	138.1	—	—
Total	$890.4	$874.2	$16.2	$—

The Company’s short-term trading securities investments are classified as Level 1 because they are valued using quoted prices of the same securities as they consist of bonds issued by public companies and publicly traded.  The Company’s short-term available-for-sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.

Derivatives are valued using financial models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for foreign exchange rates and a set of probabilities. The Company generally classifies these instruments within Level 2 of the valuation hierarchy. Such derivatives at December 31, 2011, included zero cost collars.

The Company’s accounts receivable associated with provisionally priced copper sales are valued using quoted market prices based on the forward price on the LME or on the COMEX. Such value is classified within Level 1 of the fair value hierarchy. Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

NOTE 17-CONCENTRATION OF RISK:

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

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2012, SCC had invested its cash and cash equivalents as follows:

Country	% of total cash (1)	% invested in one institution
United States	69.7%	32.6%
Peru	5.4%	63.5%
Mexico	1.4%	36.5%
Europe	23.5%	100.0%

(1)         99.2% of the Company’s cash is in U.S. dollars.

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2012	2011	2010
Accounts receivable trade as of December 31,
Five largest customers	40.0%	35.9%	49.1%
Largest customer	10.4%	10.8%	16.3%

Total sales in year
Five largest customers	28.8%	28.7%	29.6%
Largest customer	7.4%	7.3%	9.9%

NOTE 18-RELATED PARTY TRANSACTIONS:

Receivable and payable balances with related parties are shown below (in millions):

	As of December 31,
	2012	2011
Related parties receivable current:
Grupo Mexico, S.A.B de C.V. and affiliates	$1.8	$0.7
Asarco LLC	—	0.2
Compania Perforadora Mexico S.A.P.I. de C.V.	0.5	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	1.0
	$2.3	$2.0

Related parties receivable non-current:
Mexico Generadora de Energia S.de R.L. (“MGE”)	$184.0	$—

Related parties payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$—	$2.0
Asarco LLC	15.3
Higher Technology S.A.C.	0.2	0.1
Breaker, S.A. de C.V	—	0.2
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.1	0.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	2.1	0.3
Ferrocarril Mexicano S.A. de C.V.	2.6	1.3
	$20.3	$4.4

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

Purchase activity:

The following table summarizes the purchase activity with related parties in 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Grupo Mexico and affiliates:
Grupo Mexico S.A B. de C.V	$13.9	$13.9	$10.9
Ferrocarril Mexicano, S.A de C.V.	13.9	11.6	3.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	49.5	34.4	29.0
Compania Perforadora Mexico S.A.P.I. de C.V.	2.2	1.8	0.2
Consorcio Tricobre	—	0.5	5.3
Consorcio CESEL — CONSUTEC	—	3.3	—
Asarco LLC	58.6	23.4	6.6

Other Larrea family companies:
Mexico Compania de Productos Automotrices, S.A. de C.V.	—	0.2	2.3
Mextransport	2.7	2.8	3.0
Cadena Mexicana de Exhibicion S.A. de C.V.	—	—	0.2

Companies with relationships to SCC executive officers’ families:
Higher Technology S.A.C.	3.1	1.9	2.8
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.6	0.2
Sempertrans France Belting Technology	0.3	0.2	0.4
PIGOBA, S.A. de C.V.	0.8	0.2	0.6
Breaker, S.A. de C.V.	2.3	5.3	1.5
Total purchased	$147.5	$100.1	$66.5

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

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V., both subsidiaries of Grupo Mexico.

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

The Company’s Mexican operations paid fees for construction services provided by Mexico Constructora Industrial and its affiliates and in 2011, the Company’s Peruvian operations paid fees for engineering and consulting services provided by Exploraciones Mineras del Peru S.A.C., a Peruvian company in which Grupo Mexico Servicios de Ingenieria, S.A. de C.V has a 99.97%. The three companies are subsidiaries of Mexico Proyectos y Desarrollos, S.A. de C.V.  a direct subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants.  That line of credit was due on December 31, 2012 and carried an interest rate of 4.18%.  In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence, of this change in control MGE became an indirect subsidiary of Grupo Mexico.  Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt.  At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE.  The $184.0 million includes $37.6 million drawn on the line of credit in 2012 and $146.4 million drawn through December 31, 2011.  It is expected that MGE will complete the construction of the first power plant in 2013 and the second in 2014.  MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied.

The Company’s Peruvian operations paid fees for engineering and consulting services provided by Consorcio Tricobre and Consorcio CESEL-CONSUTEC.  Both are Peruvian consortiums in which Servicios de Ingenieria Consultec, S.A. de C. V., a subsidiary of Grupo Mexico, had a 42.7% and 50% participation, respectively.  These consortiums were dissolved in 2011.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation.  In connection with this, the Company paid fees for maintenance services and sale of vehicles provided by Mexico Compania de Productos Automotrices, S.A. de C.V., a company controlled by the Larrea family liquidated in 2011.

Additionally, in 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by MexTransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico.  One of these loans has been repaid and the remaining loan requires semi-annual repayments.  Conditions and balance as of December 31, 2012 are as follows:

Loan Open
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at December 31, 2012 (in millions)	$1.3

MexTransport provides aviation services to the Company’s Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.

In 2010, the Company purchased publicity services from Cadena Mexicana de Exhibicion S.A. de C.V., a subsidiary of Grupo Cinemex, a company controlled by the Larrea family.

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

Sales activity:

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates, and to Perforadora Mexico S.A.P.I de C.V., both subsidiaries of Grupo Mexico and to Mextransport, a Company controlled by the Larrea family.

The following table summarizes the sales and other revenue activity with related parties in 2012 and 2011 (in millions).

	2012	2011	2010
Asarco	$23.5	$68.8	$43.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.5	0.5	0.5
Perforadora Mexico S.A. de C.V.	—	0.2	0.2
Mextransport	0.9	—	—
Total	$24.9	$69.5	$44.2

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 19-SEGMENT AND RELATED INFORMATION:

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

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$3,338.5	$378.5	$2,952.3	$—	$6,669.3
Intersegment sales		135.1		(135.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,228.2	292.4	1,380.5	(131.8)	2,769.3
Selling, general and administrative	34.4	14.6	48.6	3.7	101.3
Depreciation, amortization and depletion	145.6	25.2	160.3	(5.4)	325.7
Legal fees related to the SCC shareholder derivative lawsuit				316.2	316.2
Exploration	5.2	28.2	14.5	—	47.9
Operating income	$1,925.1	$153.2	$1,348.4	$(317.8)	3,108.9
Less:
Interest, net					(157.2)
Gain on short term investment					10.6
Gain on sale of investment					18.2
Other income (expense)					(7.0)
Income taxes					(1,080.9)
Equity earnings of affiliate					48.7
Non-controlling interest					(6.7)
Income attributable to SCC					$1,934.6

Capital expenditures	$804.4	$56.0	$257.9	$(66.4)	$1,051.9
Property, net	$2,444.9	$350.9	$2,231.4	$129.5	$5,156.7
Total assets	$4,241.4	$873.1	$3,353.0	$1,916.2	$10,383.7

	Year Ended December 31, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$3,212.1	$420.1	$3,186.5	$—	$6,818.7
Intersegment sales	—	126.1	—	(126.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,115.8	309.3	1,441.0	(102.9)	2,763.2
Selling, general and Administrative	34.1	14.7	50.8	4.9	104.5
Depreciation, amortization and depletion	133.6	24.5	140.6	(10.6)	288.1
Exploration	3.5	22.0	12.0	—	37.5
Operating income	$1,925.1	$175.7	$1,542.1	$(17.5)	3,625.4
Less:
Interest, net					(172.8)
Other income (expense)					(4.0)
Income taxes					(1,104.3)
Non-controlling interest					(7.9)
Income attributable to SCC					$2,336.4

Capital expenditures	$357.6	$48.7	$205.5	$1.1	$612.9
Property, net	$1,827.2	$320.1	$2,225.9	$56.7	$4,429.9
Total assets	$3,471.6	$743.4	$3,164.0	$683.7	$8,062.7

	Year Ended December 31, 2010
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated

Net sales outside of segments	$1,618.7	$366.7	$3,125.9	$38.2	$5,149.5
Intersegment sales	29.8	146.0	—	(175.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	751.7	307.4	1,206.2	(136.3)	2,129.0
Selling, general and administrative	31.5	13.4	52.4	3.0	100.3
Depreciation, amortization and depletion	122.1	22.7	134.0	2.9	281.7
Exploration	5.2	15.5	13.6	—	34.3
Operating income	$738.0	$153.7	$1,719.7	$(7.2)	2,604.2
Less:
Interest, net					(152.7)
Other income (expense)					(20.7)
Income taxes					(868.1)
Non-controlling interest					(8.7)
Income attributable to SCC					$1,554.0

Capital expenditures	$109.8	$29.8	$264.2	$4.9	$408.7
Property, net	$1,583.5	$296.3	$2,164.7	$50.5	$4,095.0
Total assets	$2,510.4	$747.7	$3,430.9	$1,439.0	$8,128.0

SALES VALUE PER SEGMENT:

	Year Ended December 31, 2012
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,604.9	$62.3	$2,532.0	$(62.3)	$5,136.9
Molybdenum	271.3	—	179.2	—	450.5
Silver	280.5	161.5	113.6	(60.3)	495.3
Zinc	—	195.9	—	—	195.9
Other	181.8	93.9	127.5	(12.5)	390.7
Total	$3,338.5	$513.6	$2,952.3	$(135.1)	$6,669.3

	Year Ended December 31, 2011
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,509.6	$57.2	$2,720.0	$(57.2)	$5,229.6
Molybdenum	310.8	—	233.3	—	544.1
Silver	248.1	184.2	121.2	(61.1)	492.4
Zinc	—	209.8	—	—	209.8
Other	143.6	95.0	112.0	(7.8)	342.8
Total	$3,212.1	$546.2	$3,186.5	$(126.1)	$6,818.7

	Year Ended December 31, 2010
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated

Copper	$1,088.7	$68.9	$2,649.7	$(61.5)	$3,745.8
Molybdenum	361.3	—	322.1	—	683.4
Silver	142.5	140.4	86.6	(61.8)	307.7
Zinc	—	211.7	—	0.8	212.5
Other	56.0	91.7	67.5	(15.1)	200.1
Total	$1,648.5	$512.7	$3,125.9	$(137.6)	$5,149.5

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Years Ended December 31,
(in millions)	2012	2011	2010
United States	$1,567.4	$2,103.7	$1,281.3
Europe	1,365.1	1,292.1	1,066.6
Mexico	1,676.4	1,269.3	872.4
Peru	296.2	261.7	315.8
Brazil	449.0	598.5	446.6
Chile	443.5	515.8	503.0
Latin America, other	108.3	101.2	167.2
Asia	763.4	662.9	538.5
Derivative instruments	—	13.5	(41.9)
Total	$6,669.3	$6,818.7	$5,149.5

PROVISIONAL SALES PRICE:

At December 31, 2012, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound.  These sales are subject to final pricing based on the average monthly LME and COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2012:

Pounds of copper	Priced at	Month of settlement
(millions)
19.7	3.59	January 2013
19.7	3.59	Total

Pounds of molybdenum	Market price	Month of settlement
(millions)
3.0	11.60	January 2013
3.1	11.60	February 2013
2.6	11.60	March 2013
0.1	11.60	April 2013
8.8	11.60	Total

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	As of December 31,
	2012	2011
Copper	$2.9	$1.4
Molybdenum	3.7	(3.4)
Total	$6.6	$(2.0)

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

Under the terms of a sales contract with Molibdenos y Metales, S.A., SPCC Peru Branch is required to supply 24,800 tons of molybdenum concentrates from 2013 through 2015.  This contract may be extended for one more calendar year during each October to maintain a three year period unless either party decides to terminate the agreement.  The sale price of the molybdenum concentrates is based on the monthly average of the high and low Metals Week Dealer Oxide quotation.  The roasting charge deduction is agreed based on international market terms.

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

NOTE 20-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2012
	1st	2nd	3rd	4th	Year
Net sales	$1,805.9	$1,659.9	$1,552.4	$1,651.1	$6,669.3
Gross profit	$1,007.1	$913.6	$800.2	$853.4	$3,574.3
Operating income	$972.9	$875.6	$447.8	$812.6	$3,108.9
Net income	$623.6	$565.3	$219.3	$533.2	$1,941.4
Net income attributable to SCC	$621.4	$563.5	$217.9	$531.8	$1,934.6
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.73	$0.66	$0.26	$0.63	$2.28
Dividend per share (1)	$0.54	$0.53	$0.24	$2.75	$4.06

	2011
	1st	2nd	3rd	4th	Year
Net sales	$1,602.0	$1,801.5	$1,745.9	$1,669.3	$6,818.7
Gross profit	$794.5	$1,032.6	$996.1	$944.2	$3,767.4
Operating income	$762.7	$998.7	$962.1	$901.9	$3,625.4
Net income	$480.1	$660.1	$665.1	$539.1	$2,344.4
Net income attributable to SCC	$478.4	$658.0	$663.1	$536.9	$2,336.4
Per share amounts attributable to SCC (2):
Net earnings basic and diluted	$0.56	$0.77	$0.78	$0.62	$2.73
Dividend per share	$0.57	$0.55	$0.61	$0.70	$2.43

(1)           Dividend paid in the first quarter of 2012 include a cash dividend of $0.19 and a stock dividend of $0.35.

(2)           Per share amounts have been retroactively adjusted to reflect the first quarter 2012 stock dividend.

NOTE 21—SUBSEQUENT EVENTS

DIVIDENDS:

On January 24, 2013, the Board of Directors authorized a dividend of $0.24 per share paid on February 26, 2013, to shareholders of record at the close of business on February 13, 2013.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 25, 2013, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 9th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

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

STOCK EXCHANGE LISTING

The principal markets for SCC’s common stock are the NYSE and the Lima Stock Exchange.  SCC’s common stock symbol is SCCO on both the NYSE and the Lima Stock Exchange.

OTHER SECURITIES

The Branch in Peru has issued, in accordance with Peruvian Law, “investment shares” (formerly named labor shares) that are quoted on the Lima Stock Exchange under symbols SPCCPI1 and SPCCPI2.  Transfer Agent, registrar and stockholders services are provided by Banco de Credito del Peru, Avenida Centenario 156, La Molina, Lima 12, Peru.

Telephone (51-1)313-2478, Fax (51-1)313-2556.

OTHER CORPORATE INFORMATION

For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

1440 East Missouri Avenue, Suite 160 Phoenix, Az. 85014, USA

Telephone: (602)264-1375

SOUTHERN COPPER CORPORATION

USA

1440 E Missouri Ave, Suite 160

Phoenix, AZ 85014, U. S. A.

Phone: (602) 264-1375

Fax: (602) 264-1397

Mexico

Campos Eliseos N° 400

Colonia Lomas de Chapultepec

Delegación Miguel Hidalgo

C.P. 11000 - MEXICO

Phone: (5255) 1103-5000

Fax: (5255) 1103-5567

Peru

Av. Caminos del Inca 171

Urb. Chacarilla del Estanque

Santiago de Surco

Lima 33 — PERU

Phone: (511) 512-0440

Fax: (511) 512-0492

Website:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audit also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern Copper Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 27, 2013

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of December 31, 2012, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2012 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2012, has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. Member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano

Mexico City, Mexico

February 27, 2013

ITEM 9B.                 OTHER INFORMATION

None.

PART III

ITEM 10,11,12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company, their ages as of January 31, 2013 and their positions.

Name	Age	Position
German Larrea Mota Velasco	59	Chairman of the Board and Director
Oscar Gonzalez Rocha	74	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	66	Chief Operating Officer and Director of SCC, President and Chief Executive Officer of Southern Copper Minera Mexico
Genaro Guerrero Diaz Mercado	53	Vice President, Finance and Chief Financial Officer
Raul Jacob Ruisanchez	54	Comptroller
Vidal Muhech Dip	72	Vice President, Projects
Remigio Martinez Muller	69	Vice President, Explorations

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999, Chief Executive Officer from December 1999 to October 2004 and as a member of our Board of Directors since November 1999.  He has been Chairman of the board of directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994.  Mr. Larrea has been Chairman of the board of directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997.  Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the board of directors since 1981.  He is also Chairman of the board of directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (holding) and Fondo Inmobiliario (real estate company), since 1992.  He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the company was sold.  He is also a director of Banco Nacional de Mexico, S.A. (Citigroup), which forms part of Grupo Financiero Banamex, S.A. de C.V. since 1992, Consejo Mexicano de Hombres de Negocios, and Grupo Televisa, S.A.B. since 1999.

Oscar Gonzalez Rocha has served as our President since December 1999 and our President and Chief Executive Officer since October 21, 2004.  He has been our Director since November 1999.  Previously, he was our President and General Director and Chief Operating Officer from December 1999 to October 20, 2004.  He has been a director of Grupo Mexico since 2002.  He has been the Chief Executive Officer and a director of Asarco since August 2010.  Previously he was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Buenavista del Cobre S.A. de C.V. (formerly Mexicana de Cananea, S.A. de C.V.) from 1990 to 1999.  He was an alternate director of Grupo Mexico from 1988 to April 2002.

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

Raul Jacob Ruisanchez has served as our Comptroller since October 27, 2011. He has held various positions focused primarily in financial planning, corporate finance, investor relations and project evaluation with the Company since 1992.  In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.   In 2010, Mr. Jacob was considered by Institutional Investor among the top three investor relations executives of Latin America. He is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacífico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru.

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

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 25, 2013, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2013.

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

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

The following documents are filed as part of this report:

1.                              Financial Statements

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

2.              Exhibits:

3.1

(a)   Amended and Restated Certificate of Incorporation, filed on October 11, 2005.

(b)   Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 2, 2006.

(c)   Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.

3.2	By-Laws, as last amended on January 27, 2011.

4.1	Indenture governing $200 million 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

4.2

(a)   Indenture governing $600 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.

(b)   Indenture governing $400 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York, and The Bank of New York (Luxembourg) S.A.

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

4.11

Third Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.500% Notes due 2022 were issued.

4.12

Fourth Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.250% Notes due 2042 were issued.

4.13	Form of 3.500% Notes due 2022.

4.14	Form of 5.250% Notes due 2042.

10.2	Form of Directors’ Stock Award Plan of the Company.

10.3	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2012,  2011 and 2010; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2012,  2011 and 2010; (iii) the Consolidated Balance Sheet at December 31, 2012 and 2011; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2012,  2011 and 2010; (v) the Consolidates Statement of changes in equity for the years ended December 31, 2012,  2011 and 2010, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.  Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at beginning of period	Charged to costs and expenses	Additions	Deduction/ Application	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2012	—	—	—	—	—
2011	—	—	—	—	—
2010	4.6	—	—	4.6	—

Notes issued under par:
2012	25.4	0.5	22.4	—	47.3
2011	25.9	0.5		—	25.4
2010	16.1	0.5	10.3	—	25.9

Deferred Tax Assets:
2012	2.2			2.2	—
2011	30.0			27.8	2.2
2010	30.5			0.5	30.0

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

	By:	/s/Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: February 27, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ Genaro Guerrero	Vice President, Finance, Chief Financial Officer
Genaro Guerrero	(principal Financial Officer)

/s/ Raul Jacob Ruisanchez	Comptroller (Principal Accounting Officer)
Raul Jacob Ruisanchez

DIRECTORS

/s/ German Larrea Mota-Velasco	/s/ Oscar Gonzalez Rocha
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ Emilio Carrillo Gamboa	/s/ Daniel Muniz Quintanilla
Emilio Carrillo Gamboa	Daniel Muniz Quintanilla

/s/ Alfredo Casar Perez	/s/ L. Miguel Palomino Bonilla
Alfredo Casar Perez	L. Miguel Palomino Bonilla

/s/ Luis Castelazo Morales	/s/ Gilberto Perezalonso Cifuentes
Luis Castelazo Morales	Gilberto Perezalonso Cifuentes

/s/ Enrique Castillo Sanchez Mejorada	/s/ Juan Rebolledo Gout
Enrique Castillo Sanchez Mejorada	Juan Rebolledo Gout

/s/ Xavier Garcia de Quevedo	/s/ Carlos Ruiz Sacristan
Xavier Garcia de Quevedo	Carlos Ruiz Sacristan

Date:  February 27, 2013

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

4.1

Indenture governing $200 million 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated by reference).

4.2

(a) Indenture governing $600 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).

(b) Indenture governing $400 million 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York, and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).

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

4.11

Third Supplemental Indenture dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.500% Notes due 2022 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.12

Fourth Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.250% Notes due 2042 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.13	Form of 3.500% Notes due 2022. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.14	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

10.2	Form of Directors’ Stock Award Plan of the Company. (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2012,  2011 and 2010; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2012,  2011 and 2010; (iii) the Consolidated Balance Sheet at December 31, 2012 and 2011; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2012,  2011 and 2010; (v) the Consolidates Statement of changes in equity for the years ended December 312012,  2011 and 2010, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.