Form 10-Q
period 2013-03-31
SOUTHERN COPPER CORP/
filed 2013-04-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2013

or

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

As of April 30, 2013 there were outstanding 845,550,550 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three months ended March 31, 2013 and 2012	3

	Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012	4

	Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012	5

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-39

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	40-42

Item 4.	Controls and procedures	43

	Report of Independent Registered Public Accounting Firm	44

Part II. Other Information:

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 4.	Mine Safety Disclosures	45

Item 6.	Exhibits	45-46

	Signatures	47

	List of Exhibits	48-49

Exhibit 15	Independent Accountants’ Awareness Letter	1

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 101

Financial statements for the quarter ended March 31, 2013 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	3 Months Ended
	March 31,
	2013	2012
	(in thousands, except per share amounts)
Net sales (including sales to related parties 2013 - $36,608 and 2012 - $10,972)	$1,623,002	$1,805,936

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	726,682	721,927
Selling, general and administrative	25,374	25,431
Depreciation, amortization and depletion	90,572	76,944
Exploration	10,324	8,725
Total operating costs and expenses	852,952	833,027

Operating income	770,050	972,909

Interest expense	(65,290)	(47,175)
Capitalized interest	12,239	2,861
Other income (expense)	848	7,235
Interest income	5,969	3,847
Income before income taxes	723,816	939,677

Income taxes	234,946	318,769
Net income before equity earnings of affiliate	488,870	620,908
Equity earnings of affiliate, net of income tax	8,163	2,654

Net income	497,033	623,562

Less: Net income attributable to the non-controlling interest	1,641	2,132

Net income attributable to SCC	$495,392	$621,430

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.59	$0.73
Dividends paid	$0.24	$0.54
Weighted average shares outstanding - basic and diluted	845,551	849,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income	$497,033	$623,562

Other comprehensive income (loss) net of tax:

Derivative instruments classified as cash flow hedge:
Unrealized net loss on derivative instruments classified as cash flow hedges (net of income taxes of $3,459)	—	(5,447)

Total comprehensive income	$497,033	$618,115

Comprehensive income attributable to the non-controlling interest	$1,641	$2,154
Comprehensive income attributable to SCC	$495,392	$615,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2013	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,462,350	$2,459,488
Short-term investments	204,488	134,298
Accounts receivable trade	566,756	669,333
Accounts receivable other (including related parties 2013 - $ 34,165 and 2012 - $ 25,740)	105,549	82,636
Inventories	692,369	682,749
Deferred income tax	148,505	103,193
Other current assets	180,217	156,262
Total current assets	4,360,234	4,287,959

Property, net	5,349,196	5,156,731
Leachable material, net	284,290	262,795
Intangible assets, net	108,806	109,300
Related parties receivable	173,377	183,950
Deferred income tax	222,553	205,939
Other assets	278,413	177,075
Total assets	$10,776,869	$10,383,749

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable (including related parties 2013 -$4,113 and 2012 - $20,310)	518,543	475,566
Accrued income taxes	35,851	12,198
Accrued workers’ participation	232,176	266,571
Accrued interest	91,177	70,582
Other accrued liabilities	33,898	22,218
Total current liabilities	921,645	857,135

Long-term debt	4,204,121	4,203,863
Deferred income taxes	167,382	141,426
Non-current taxes payable	214,934	214,934
Other liabilities and reserves	65,459	59,065
Asset retirement obligation	120,005	118,226
Total non-current liabilities	4,771,901	4,737,514

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,334,024	3,320,927
Retained earnings	2,642,584	2,350,126
Accumulated other comprehensive income	4,032	4,032
Treasury stock, at cost, common shares	(931,224)	(918,791)
Total Southern Copper Corporation stockholders’ equity	5,058,262	4,765,140
Non-controlling interest	25,061	23,960
Total equity	5,083,323	4,789,100

Total liabilities and equity	$10,776,869	$10,383,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES

Net income	$497,033	$623,562

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	90,572	76,944
Equity earnings of affiliate	(8,163)	(2,654)
Loss on currency translation effect	13,894	7,531
Deferred income taxes benefit	(5,745)	(12,509)
Loss (gain) on short-term investments	(1,438)	(5,835)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	79,664	59,047
Inventories	(31,115)	11,812
Accounts payable and accrued liabilities	64,510	(34,855)
Other operating assets and liabilities	(104,740)	(2,636)
Net cash provided from operating activities	594,472	720,407

INVESTING ACTIVITIES
Capital expenditures	(316,798)	(177,417)
(Purchase of) proceeds on sale of short-term investments, net	(70,190)	294,694
Repayment of loan from related parties, net	10,573	—
Sales of property	224	98
Net cash (used for) provided from investing activities	(376,191)	117,375

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(202,932)	(159,811)
Distributions to non-controlling interest	(472)	(472)
Other	258	153
Net cash used for financing activities	(203,146)	(160,130)

Effect of exchange rate changes on cash and cash equivalents	(12,273)	(7,589)
Increase in cash and cash equivalents	2,862	670,063
Cash and cash equivalents, at beginning of period	2,459,488	848,118
Cash and cash equivalents, at end of period	$2,462,350	$1,518,181

Non-cash transactions

Effect of common stock dividend:
– Retained earnings	$296,590
– Treasury stock	(151,458)
– Additional paid-in capital	(145,132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2013 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2012 and notes included in the Company’s 2012 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	March 31,	December 31,
	2013	2012
Trading securities	$198.0	$127.8
Weighted average interest rate	1.43%	1.87%

Available for sale	$6.5	$6.5
Weighted average interest rate	0.44%	0.43%
Total	$204.5	$134.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of March 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2013 and December 31, 2012, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2013		2012
Trading:
Interest earned	$0.6		$0.8
Unrealized gain (loss)	$1.1		$5.0

Available for sale:
Interest earned	(*	)	(*	)
Investment redeemed	$—		$0.3

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	March 31, 2013	December 31, 2012

Inventory, current:
Metals at lower of average cost or market:
Finished goods	$93.5	$101.1
Work-in-process	303.6	297.4
Supplies at average cost	295.3	284.2
Total current inventory	$692.4	$682.7

Inventory, long-term:
Leach stockpiles	$284.3	$262.8

In the first quarter 2013 and 2012 total leaching costs capitalized as long-term inventory of leachable material amounted to $68.2 million and $52.7 million, respectively. Leachable material inventories recognized as cost of sales amounted to $26.7 million and $18.4 million for the first quarter 2013 and 2012, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2013 and 2012 were as follows ($ in millions):

	2013	2012
Income tax provision	$234.9	$318.8
Effective income tax rate	32.5%	33.9%

These provisions include income taxes for Peru, Mexico and the United States.  The decrease in the effective tax rate for the first quarter of 2013 from the same period in the prior year is primarily due to a reduction in taxes allocated to the current quarter caused by a one-time net tax benefit discrete to this quarter.

For United States federal income tax reporting the operating results of SCC are included in the Americas Mining Corporation (“AMC”) U.S. federal income tax return.  In accordance with paragraph 30-27 of ASC 740-10-30, current and deferred taxes are allocated to members of the AMC group as if each were a separate taxpayer.  SCC provides current and deferred income taxes as if it was a separate taxpayer.

Special Mining tax

In September 2011, the Peruvian government enacted a tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached.  The Company has accrued $15.5 million and $11.9 million of special mining tax as part of the income tax provision for the first quarter 2013 and 2012, respectively.

NOTE 5 — PROVISIONALLY PRICED SALES:

At March 31, 2013, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2013 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2013:

Copper (million lbs.)	Priced at	Month of Settlement
8.8	$3.41	April 2013

Molybdenum (million lbs.)	Priced at	Month of Settlement
9.3	$10.85	April through June 2013

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 — DERIVATIVE INSTRUMENTS:

As part of its risk management policy, the Company occasionally uses derivative instruments to (i) safeguard the corporate assets, (ii) insure the value of its future revenue stream, and (iii) lessen the impact of unforeseen market swings on its sales revenues.  To comply with these objectives the Company, from time to time, enters into commodity price derivatives, interest rate derivatives, exchange rate derivatives and other instruments.  The Company does not enter into derivative contracts unless it anticipates a future activity that is likely to occur that will result in exposing the Company to market risk.

Copper hedges:

In 2011, the Company entered into copper zero cost collar derivative contracts to reduce price volatility and to protect a portion of its sales value for the first quarter of 2012. Under these contracts the Company protected 46.3 million pounds at an average cap price of $5.18 and a floor price of $3.50.  These transactions meet the requirements of hedge accounting.  There were no realized gains and losses from these transactions.

As of March 31, 2013, the Company does not hold copper derivative contracts.

NOTE 7 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, commencing in January 2010 and, as amended in 2012, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation.  This law requires a first review after three years and then successive reviews every five years.  Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million. Through March 2013, the Company has provided guarantees of $10.5 million.  The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units, including the Ilo marine trestle. In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo in accordance with the requirement of the Mine Closure Law. As a result of these revised plans, the Company adjusted its asset retirement obligation.

In 2012, the Company decided to recognize an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment.  Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company considered that a constructive obligation presently exists based on, among other things, the remediation caused by the closure of the San Luis Potosi smelter in 2010.  The overall cost recognized for mining closure includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2013 and 2012 (in millions):

	2013	2012
Balance as of January 1	$118.2	$62.0
Changes in estimates	—	—
Additions	—	—
Accretion expense	1.8	0.8
Balance as of March 31,	$120.0	$62.8

NOTE 8 — RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	As of
	March 31, 2013	December 31, 2012
Related parties receivable current:
Grupo Mexico S.A.B de C.V. and affiliates	$0.8	$1.8
Asarco LLC.	9.2	—
Compania Perforadora Mexico S.A.P.I. de C.V.	0.6	0.5
Compania Minera Coimolache S.A.	23.4	23.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.2	—
	$34.2	$25.7

Related parties receivable non-current:
Mexico Generadora de Energia S.de R.L. (“MGE”)	$173.4	$184.0

Related parties payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$0.7	$—
Asarco LLC	—	15.3
Higher Technology S.A.C.	0.1	0.2
Breaker, S.A. de C.V	0.3	—
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.4	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	2.1
Ferrocarril Mexicano S.A. de C.V.	2.6	2.6
	$4.1	$20.3

Purchase Activity:

The following table summarizes the purchase activity with related parties in the three months ended March 31, 2013 and 2012 (in millions):

	As of March 31,
	2013	2012
Grupo Mexico and affiliates:
Grupo Mexico Servicios S.A de C.V	$3.5	$3.5
Asarco LLC.	32.9	5.6
Ferrocarril Mexicano S.A de C.V.	5.8	4.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	9.3	11.2
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	0.6	0.1

Other Larrea family companies:
Mextransport	0.6	0.7

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	0.3	0.3
Servicios y Fabricaciones Mecanicas S.A.C.	0.1	—
Sempertrans France Belting Technology	0.1	—
Breaker S.A. de C.V.	0.8	0.5
Total purchases	$54.0	$26.0

Grupo Mexico and its affiliates: Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico for these services.  The Company expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollo S.A. de C.V. and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. The three companies are subsidiaries of Grupo Mexico.

In the first quarter of 2013 and 2012, the Company’s Peruvian operations paid fees for engineering and construction services provided by subsidiaries of Mexico Proyectos y Desarrolles S.A. de C.V., a subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants.  That line of credit was due on December 31, 2012 and carried an interest rate of 5.75%.  In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence, of this change in control MGE became an indirect subsidiary of Grupo Mexico.  Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt.  At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE.  The $184.0 million includes $37.6 million drawn on the line of credit in 2012 and $146.4 million drawn through December 31, 2011.  It is expected that MGE will complete the construction of the first power plant in 2013 and the second in 2014.  MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied.  At March 31, 2013 the remaining balance of the debt was $173.4 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet.  Related to this loan the Company received $2.7 million of interest in the first quarter of 2013.

In December 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply certain of the Company’s Mexican operations with power through 2032; see also Note 10 - Commitments and Contingencies, Other commitments.

Other Larrea family companies: The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation, and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation. In 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by MexTransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico. One of these loans has been repaid and the remaining loan requires semi-annual repayments. Conditions and balance as of March 31, 2013 are as follows:

Loan
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at March 31, 2013 (in millions)	$0.6

MexTransport provides aviation services to the Company’s Mexican operations.  The guaranty provided to MexTransport is backed up by the transport services provided by MexTransport to the Company’s Mexican subsidiaries.

Companies with relationships to SCC executive officers families: The Company purchased industrial materials from Higher Technology S.A.C and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

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

Sales Activity: The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and for services provided to MGE, both subsidiaries of Grupo Mexico and to Mextransport a company of the Larrea family.

The following table summarizes the sales and other revenue activity with related parties in the first quarter of 2013 and 2012 (in millions):

	As of March 31,
	2013	2012
Asarco	$36.6	$11.0
Mexico Proyectos y Desarrollos, S.A. de C.V.	0.2	0.1
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	0.1	—
MGE	0.1
Mextransport	0.1	0.7
Total	$37.1	$11.8

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

Equity Investment in Affiliate: The Company has a 44.2% participation in Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.  To support the cost of the development of Tantahuatay, the Company loaned $56.6 million to Coimolache.  Conditions and balance of the loan as of March 31, 2013 are as follows (in millions):

Loan
Total loan granted	$56.6
Interest rate	6 months Libor + 3% (approximately 3.45)%
Remaining balance at March 31, 2013	$23.4
Interest earned in the first quarter 2013	$0.4
Interest earned in the first quarter 2012	$0.5

On April 2, 2013, Coimolache repaid the Company $16.5 million of the outstanding loan balance.

NOTE 9 — BENEFIT PLANS:

Post retirement defined benefit plans

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

The components of the net periodic benefit costs for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	2013	2012
Service cost	$0.3	$0.3
Interest cost	0.3	0.3
Expected return on plan assets	(0.9)	(0.9)
Amortization of net actuarial loss	(0.2)	(0.2)
Amortization of net loss (gain)	(* )	(* )
Net periodic benefit costs	$(0.5)	$(0.5)

(*) amount is lower than $0.1 million

Post-retirement health care plan

Peru: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The plan is unfunded. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits.”

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

The components of the net periodic benefit cost for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	2013		2012
Interest cost	$0.4		$0.4
Amortization of net loss (gain)	(*	)	(0.1)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.3		$0.3

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

Environmental capital expenditures in the three months ended March 31, 2013 and 2012 were as follows (in millions):

	2013	2012
Peruvian operations	$0.7	$1.1
Mexican operations	10.5	8.3
	$11.2	$9.4

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

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $33.5 million through March 31, 2013.  Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement by the end of 2013.  The Company will deposit in the confinement areas metallurgical and other waste material resulting from plant demolition. The program also includes the construction of a recreational park, a plant nursery to improve the environmental culture, and a logistic center for raw material and finished goods from the San Luis Potosi zinc plant, which the Company expects will improve the flow of traffic in the west of the city. The Company expects that once the site is remediated, the Company will be able to promote an urban development to generate a net gain on the disposal of the property.

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

The “Virgen Maria” Mining Concessions of the Tía Maria Mining Project

The Tia Maria project includes various mining concessions, totaling 32,989.64 hectares.  One of the concessions is the “Virgen María” mining concession totaling 943.72 hectares or 2.9% of the total mining concessions.

Related to the “Virgen María” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):  In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court decision.  As of March 31, 2013, the case is pending resolution.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). On October, 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  As of March 31, 2013, the case is pending resolution.

c)              Omar Nuñez Melgar: In May 2011, Mr. Omar Nuñez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute (“INGEMMET”) and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of March 31, 2013, this case is pending resolution.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit.  As of March 31, 2013, this case is pending resolution.

Mexican Operations

Pasta de Conchos Accident:

On February 19, 2010, three widows of miners, who perished in the 2006 Pasta de Conchos accident, filed a complaint for damages in the United States District Court for the District of Arizona against the defendants, Grupo Mexico, AMC and SCC. The plaintiffs allege that the defendants’ purported failure to maintain a safe working environment at the mine amounted to a violation of several laws and treaties. On April 13, 2010, the Company filed a motion to dismiss the plaintiffs’ complaint. On March 29, 2011, the District Court for the District of Arizona dismissed the case for lack of subject-matter jurisdiction. On April 5, 2011, the plaintiffs filed a notice of appeal in this case.  On November 7, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the United States District Court of the District of Arizona, which had dismissed in its entirety the case for lack of subject-matter jurisdiction. As the time for further appeals has expired on February 28, 2013, this case is now closed.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 65% of the Company’s 4,574 Peruvian employees were unionized at March 31, 2013, represented by eight separate unions.  Three of these unions, one at each major production area, represent 2,229 workers. Also, there are five smaller unions, representing the balance of workers.  The Company conducted negotiations with the eight unions whose collective bargaining agreements expired in 2012. During the first two months of 2013, the Company has signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years, respectively, for all workers.

On December 24 and 25, 2012, the three major unions held a two-day illegal work stoppage which did not have a material impact on production. There were no strikes in the first quarter of 2013 and 2012.

Mexican operations

In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, in a free decision, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos y Similares de la Republica Mexicana (National Union of Mine and Metal Workers and Similar Activities of the Mexican Republic or the “National Mining Union”) to other unions.  In 2006, workers of Mexicana del Cobre mining complex and IMMSA joined the Sindicato Nacional de Trabajadores de la Exploración, Explotación y Beneficio de Minas en la Republica Mexicana (National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic), and the Mexicana del Cobre metallurgical workers joined the Sindicato de Trabajadores de la Industria Minero Metalurgica (Union of Workers of the Mine and Metals Industry or the “CTM”).  Finally, in 2011 Buenavista del Cobre workers joined the CTM.  This positive labor environment allows the Company to increase its productivity and to develop its capital expansion programs.

The workers of the San Martin and Taxco mines, still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court, among other things define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.  As of March 31, 2013, the case is pending resolution.

In July 2012, Minera Krypton, a Mexican mining company, not affiliated with Grupo Mexico or the Company, hired 130 workers for the rehabilitation of its mining unit at Chalchihuites, Zacatecas.  Most of these workers, which are or were workers of the San Martin mine, in order to work for Minera Krypton joined a new union called the Sindicato de Trabajadores de la Industria Minera y Similares de la Republica Mexicana (Union of Workers of the Mine and Metals Industry and Similar Activities of the Mexican Republic or the “Union of Mexican Mine and Metal Workers”). On August 31, 2012, the Union of Mexican Mine and Metal Workers filed a petition with the labor authorities to replace the existing union at the San Martin mine.  On September 1, 2012, the workers affiliated with the Union of Mexican Mine and Metal Workers took over the San Martin mine evicting the workers on strike.  Several hearings took place during September 2012 with the federal labor authorities. On October 12, 2012, the federal labor court ordered and enforced a recount in order to establish which union will hold the collective bargaining agreement. The Union of Mexican Mine and Metal Workers lost the recount.  The result of the recount was challenged by the Union of Mexican Mine and Metal Workers and as of March 31, 2013, this case is pending resolution.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company search for reserves at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court reviews the procedure and takes into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine.  On January 25, 2012, the National Mining Union appealed the resolution before the federal court.  On June 14, 2012, the federal court accepted the union’s appeal and requested that the federal labor court issue a new resolution, taking into account all the evidence submitted by the parties.  On August 6, 2012, the federal labor court issued a new decision disapproving the termination of the collective bargaining agreement and the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine. On August 29, 2012, the Company filed a proceeding seeking relief from the decision before a federal court.  On January 25, 2013, the Company filed a new proceeding before the labor court on the basis of the Supreme Court decision in the San Martin case, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of March 31, 2013, this case is pending resolution.

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

In view of the suspension of this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through March 31, 2013, was $495.6 million of which $196.5 million of Tia Maria equipment has been reassigned to other Company operations.  Should the Tia Maria project not be restarted, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company.  The Company believes that an impairment loss, if any, will not be material.

Other commitments:

Peruvian Operations

Power purchase agreement - Enersur

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

Toquepala Concentrator Expansion

In connection with the EIA of the Toquepala expansion project, some community groups raised concerns related to water usage and pollution. As a result of these issues the Peruvian government started discussions with the local communities and the regional authorities to resolve this impasse. On February 8, 2013, the Company reached a final agreement with the province of Candarave, one of the three provinces neighboring the Toquepala unit, which commits the Company to funding S/.255 million (approximately $100 million) for development projects in the province. This agreement is contingent upon receiving approval for the project.

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, is constructing two power plants in Mexico to supply power to some of the Company’s Mexican operations.  In December 2012, the Company signed a power supply agreement with MGE, whereby MGE will supply the Company with power through 2032.  The estimated monthly capacity charge is approximately $4.3 million.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2013
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$862.6	$89.9	$670.5	—	$1,623.0
Intersegment sales	—	32.0	—	$(32.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	380.7	73.1	316.9	(44.0)	726.7
Selling, general and administrative	8.8	3.8	12.1	0.7	25.4
Depreciation, amortization and depletion	40.2	6.7	41.4	2.3	90.6
Exploration	0.9	6.1	3.3	—	10.3
Operating income	$432.0	$32.2	$296.8	$9.0	770.0
Less:
Interest, net					(47.1)
Other income (expense)					0.8
Income taxes					(234.9)
Equity earnings of affiliate					8.2
Non-controlling interest					(1.6)
Net income attributable to SCC					$495.4

Capital expenditure	$250.6	$17.9	$39.3	$9.0	$316.8
Property, net	$2,694.0	$359.7	$2,213.9	$81.6	$5,349.2
Total assets	$4,647.7	$892.7	$3,425.1	$1,811.4	$10,776.9

	Three Months Ended March 31, 2012
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$878.8	$100.6	$826.5	$—	$1,805.9
Intersegment sales	—	37.9	—	(37.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	319.6	75.5	359.2	(32.4)	721.9
Selling, general and administrative	8.7	3.6	12.5	0.6	25.4
Depreciation, amortization and depletion	33.6	6.3	39.0	(2.0)	76.9
Exploration	0.7	6.2	1.8	—	8.7
Operating income	$516.2	$46.9	$414.0	$(4.1)	973.0
Less:
Interest, net					(40.5)
Other income (expense)					7.2
Income taxes					(318.8)
Equity earnings of affiliate					2.6
Non-controlling interest					(2.1)
Net income attributable to SCC					$621.4

Capital expenditure	$135.1	$14.4	$27.9	$—	$177.4
Property, net	$1,913.7	$327.7	$2,204.0	$50.5	$4,495.9
Total assets	$3,849.7	$764.5	$3,170.5	$709.2	$8,493.9

NOTE 12 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Southern Copper common shares
Balance as of January 1,	$729.8	$734.1
Purchase of shares
Stock dividend	—	(151.4)
Balance as of March 31,	729.8	582.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	189.0	163.7
Other activity, including dividend, interest and currency translation effect	12.4	13.7
Balance as of March 31,	201.4	177.4

Treasury stock balance as of March 31,	$931.2	$760.1

On February 28, 2012, the Company paid a stock dividend of 0.0107 shares of common stock per share of SCC common stock.  The stock dividend was paid with shares of common stock held in treasury by SCC. Shares held in treasury on the record date were not entitled to receive cash or stock dividend.

Southern Copper Common Shares:

At March 31, 2013 and 2012, there were in treasury 39,045,536 and 34,617,600 SCC’s common shares, respectively.

Parent Company common shares:

At March 31, 2013 and 2012 there were in treasury 76,394,108 and 83,717,588 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first quarter 2013 and 2012,  under the Employee Stock Purchase Plan and the unrecognized compensation expense as of March 31, 2013 and 2012 under this plan were as follows (in million):

	2013	2012

Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$3.7	$5.9

The unrecognized compensation expense under this plan is expected to be recognized over the remaining one year and nine month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the three months ended March 31, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,349,157)	$1.16
Forfeited	(29,639)	$1.16
Outstanding shares at March 31, 2013	4,576,776	$1.16

Outstanding shares at January 1, 2012	7,270,341	$1.16
Granted	—	—
Exercised	(36,303)	$1.16
Forfeited	(90,204)	$1.16
Outstanding shares at March 31, 2012	7,143,834	$1.16

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

The stock based compensation expense for the first quarter 2013 and 2012, under the New Employee Stock Purchase Plan and the unrecognized compensation expense as of March 31, 2013 and 2012 under this plan were as follows (in million):

	2013	2012
Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense	$3.0	$3.7

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year and nine month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the three months ended March 31, 2013:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	—	—
Exercised	—	—
Forfeited	(22,638)	$2.05
Outstanding shares at March 31, 2013	2,922,104	$2.05

Outstanding shares at January 1, 2012	3,807,146	$2.05
Granted	—	—
Exercised	(636,945)	$2.05
Forfeited	(51,675)	$2.05
Outstanding shares at March 31, 2012	3,118,526	$2.05

NOTE 13 — NON-CONTROLLING INTEREST

The following table presents the non-controlling interest activity for the three months ended March 31, 2013 and 2012:

	2013	2012
Balance as of January 1,	$24.0	$21.0
Net earnings	1.6	2.1
Dividend paid	(0.5)	(0.5)
Other	—	—
Balance as of March 31,	$25.1	$22.6

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012 (in millions):

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Long-term debt	$4,214.1	$4,654.4	$4,213.9	$4,870.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2013 and December 31, 2012 (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$198.0	$198.0
- Available for sale debt securities:
Corporate bonds	0.5		$0.5
Asset backed obligations	0.1		0.1
Mortgage backed securities	5.9		5.9

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	30.1	30.1
Molybdenum	100.7	100.7	—	—
Total	$335.3	$328.8	$6.5	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$127.8	$127.8
- Available-for-sale debt securities:
Corporate bonds	0.4		$0.4
Asset backed securities	0.1		0.1
Mortgage backed securities	6.0		6.0

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	70.8	70.8
Molybdenum	102.9	102.9	—	—
Total	$308.0	$301.5	$6.5	$—

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

NOTE 15. ADOPTION OF NEW ACCOUNTING PRINCIPLE

The following Updates to the Accounting Standards Codification are effective beginning in the first quarter of 2013:

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

The amendments in this update are effective for annual and interim impairment tests performed for fiscal periods beginning after September 15, 2012. Therefore beginning in the first quarter of 2013, the Company is applying this guidance on the testing of the impairment of its indefinite-lived intangible assets.

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

This ASU is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. This update was clarified by the ASU No. 2013-01.

ASU No. 2013-01: On January 31, 2013, the FASB issued ASU No. 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The objective of this update is to clarify the scope of the offsetting disclosures and address any unintended consequences. This update clarifies that the scope of ASU No. 2011-11, “Disclosures about offsetting Assets and Liabilities”, applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Topic 210 — “Balance Sheet” or Topic 815 — “Derivatives and Hedging” or are subject to a master netting arrangement or similar agreement.  We are required to apply the amendments of ASU No. 2011-11 and ASU No. 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. As of March 31, 2013, we did not have any transactions to report.

ASU No. 2013-02: On February 5, 2013, the FASB issued ASU No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S.GAAP that provide additional detail about those amounts.

The amendments in this update apply to all entities that issue financial statements that are presented in conformity with U.S.GAAP and that report items of other comprehensive income. It is required to comply with these amendments for all reporting periods presented, including interim periods.  The amendments of this update are effective prospectively for reporting periods beginning after December 15, 2012 and we will apply it in any material reclassification out of accumulated other comprehensive income in the future.

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On April 18, 2013, the Company announced a quarterly cash dividend of $0.20 per share payable on May 21, 2013, to SCC shareholders of record at the close of business on May 8, 2013.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”).  This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.  Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2012.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•            Changes in copper and molybdenum prices.  The average copper price was $3.60 per pound in the first quarter of 2013 about 4.5% lower than in the first quarter of 2012. Average molybdenum and silver prices in the first quarter of 2013 decreased 20% and 8.1%, respectively, from average prices in the first quarter of 2012. During the first quarter of 2013 per pound LME spot copper prices ranged from $3.42 to $3.74 and averaged $3.60, as compared to an average of $3.59 in the last quarter of 2012.  The LME spot price for copper closed at $3.44 per pound on March 28, 2013.

•            Sales structure. In the first quarter of 2013 approximately 77% of our revenue came from the sale of copper, 6% from molybdenum, 8% from silver and 9% from various other products, including zinc, gold and other materials.

•            Metals market. Regarding the copper market, even though we believe this metal’s fundamentals are sound; its price has been affected by concerns about Chinese growth, LME stock increases and macroeconomic worries related to the U.S. fiscal deficit and Europe’s debt crisis.  Of these factors, the increments in the LME and other warehouses inventories are creating some concerns regarding the copper market balance. We believe this is part of the commodities cycle and a temporary event. We expect in the following quarters a recovery of demand, particularly from Asia, which currently represents approximately 60% of the world demand.

Regarding China, its gross domestic product (“GDP”) is growing at almost 8% per year. Generally speaking, due to its urbanization process, China’s GDP growth produces a growth in copper demand higher than its GDP growth rate. We expect this trend to restart in the next few quarters as China ends its destocking phase.

In the United States demand appears to be stronger as consumer confidence has increased and the economy is recovering. This has been reinforced by positive news related to new housing starts, the recovery of the car industry and decreases in the unemployment rate. This good news has somehow offset macroeconomic concerns related to the U.S. fiscal balance.

Even though the United States represents today only about 8% of the world demand for refined copper, the recovery of its economy is key to copper demand since the United States is the most important secondary copper consumer, effecting copper demand in other economies.

On the supply side, we think that several structural factors, such as labor stoppages, technical problems and other issues are affecting and will continue to affect copper supply, reducing the impact of production coming from new projects and expansions. As a consequence of this, copper inventories should move to a more balanced market or even to one with some moderate undersupply.

We believe that, if the world’s economies continue to improve, we are positioned to take advantage of the positive future outlook of the copper market, through our aggressive investment program of organic growth, aimed at increasing production from our current capacity of 650,000 tons to 1.2 million tons by 2017.

•            Molybdenum. we saw a 2.6% molybdenum demand growth in 2012, which helped to reduce the surplus of supply to demand from approximately 8% to 6%. We expect that in 2013 the balance between supply and demand will continue reducing the market surplus, thereby improving molybdenum prices in the near future.

•            Silver. we believe that silver prices will have strong support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

•            Zinc. we also believe that zinc has very good long term fundamentals due to its significant industrial consumption; however, inventories are currently at a relatively high level, which tends to maintain a relatively weak zinc price.

•            Production. We maintain our 2013 production guidance of 650,000 tons of copper, which includes approximately 3% of copper purchased from third parties.  We expect molybdenum production in 2013 to be about 19,800 tons. Additionally, in 2013 we expect to produce and sell 16.3 million ounces of silver and produce 99,100 tons of zinc.

•            Capital Expenditures. In the first quarter 2013, we spent $316.8 million on capital expenditures, 78.5% higher than in the first quarter 2012, which represents 63.9% of net income. Our current plans aim to increase copper production by approximately 84% by 2017.

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

Earnings: Net sales and net income in the first quarter 2013 were lower than the first quarter of 2012 by $182.9 million and $126.0 million, respectively.  These decreases were mainly the result of lower prices for copper and our main by-products and lower sales volume of copper (-4.3%) and zinc (-4.9%), partially offset by higher molybdenum (+5.8%) and silver (+9.5%) sales volume in the 2013 period.

We strongly believe that our Company’s best potential for growth and enhancement of shareholder value is in copper, which currently represents about 80% of our sales. With stable, low-cost and growing production from our existing mines and continued success in advancing our growth pipeline, we are optimistic that we will see a period of sustained high performance for our Company in 2013 and beyond, if the world’s economies continue to improve.  A good example of this is the expansion of our Buenavista unit, where our projects should increase its production capacity from 180,000 tons to 488,000 tons of copper by 2015.

The table below highlights key financial and operational data of our Company for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Variance
Net sales (in millions)	$1,623	$1,806	$(183)
Net income attributable to SCC (in millions)	$495	$621	$(126)
Earnings per share	$0.59	$0.73	$(0.14)
Dividends per share	$0.24	$0.54	$(0.30)
Average LME copper price	$3.60	$3.77	$(0.17)
Pounds of copper sold (in millions)	345	360	(15)

Production: The table below highlights key mine production data for our Company for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Variance
			Volume	%
Copper (in million pounds)	329.6	337.1	(7.5)	(2.2)%
Molybdenum (in million pounds)	10.6	10.2	0.4	4.1%
Silver (in million ounces)	3.1	3.4	(0.3)	(7.9)%
Zinc (in million pounds)	51.7	49.8	1.9	3.8%

The table below highlights mine copper production data for our mines for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Variance
			Volume	%
COPPER (in million pounds)
Toquepala	53.7	68.9	(15.2)	(22.1)%
Cuajone	88.3	80.6	7.7	9.6%
La Caridad	53.6	51.3	2.3	4.5%
Buenavista	64.0	70.7	(6.7)	(9.5)%
IMMSA	3.5	3.1	0.4	12.9%
	263.1	274.6	(11.5)	(4.2)%

SX-EW Toquepala	15.8	16.9	(1.1)	(6.5)%
SX-EW La Caridad	12.6	12.6	—	—%
SX-EW Buenavista	38.1	33.0	5.1	15.5%
	66.5	62.5	4.0	6.4%
Total mined copper	329.6	337.1	(7.5)	(2.2)%

Copper mined production in the first quarter of 2013 decreased 2.2% to 329.6 million pounds compared to 337.1 million pounds in the first quarter of 2012.  This decrease was mainly the result of lower production at the Toquepala and Buenavista mine partially offset by higher production at the Cuajone and La Caridad mines.  All variances in mine production were mainly the result of changes in ore grades and recoveries.

Molybdenum production increased 4.1% in the first quarter of 2013 to 10.6 million pounds, compared to 10.2 million pounds in the first quarter of 2012 due to higher production at the La Caridad mine as a result of higher grade and recovery. This was partially offset by lower production at the Toquepala and Cuajone mines.

Silver mine production decreased 7.9% in the first quarter of 2013 as result of lower production at all our mines except at the Buenavista where increased by 3.7%.

Zinc production increased 3.8% in the first quarter of 2013, mainly due to higher grades and recoveries and higher production at the Santa Eulalia mine.

Operating Cash Costs:  An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented below under the subheading, “Non-GAAP Information Reconciliation.”

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

In conjunction with the review of our operating cash costs, please also see our annual report on Form 10-K for the year ended December 31, 2012, wherein Part II (Item 7, Key matters), we discuss our rationale for calculating operating cash costs.

Our operating cash costs per pound, as defined, are presented in the table below.

Operating Cash Cost per Pound of Copper produced

(cents per pound)	Without by-product revenue	By-product revenue	Including by-product revenue
1Q 2013	198.9	(107.5)	91.4

4Q 2012	187.4	(97.1)	90.3
3Q 2012	178.2	(96.2)	82.0
2Q 2012	170.5	(111.1)	59.4
1Q 2012	183.9	(130.2)	53.7

Year 2012	179.6	(108.3)	71.3

Variance: 1Q13 vs. 1Q12	8.2%	(17.4)%	70.2%
Variance: 1Q13 vs. 4Q12	6.1%	10.7%	1.2%

As seen in the table above, our cash cost, excluding by-product revenues, was higher by 15 cents per pound or 8.2% in the first quarter 2013 compared to the first quarter of 2012 due to higher production cost, mainly labor, fuel and operating material costs and lower copper production which increased the per pound cost.

In addition, our per pound cash cost for the three months ended March 31, 2013 when calculated with by-product revenues is 91.4 cents per pound compared with 53.7 cents per pound in the same period of 2012.  The increase of 37.7 cents per pound or 70.2% was primarily result of the noted increases in production costs and lower prices for our major by-products.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2013 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$8.0	$25.9	$1.2	$9.1

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

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso:  Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed onto us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Peru:
Peruvian inflation rate	0.9%	1.0%
Nuevo sol/dollar appreciation /(devaluation) rate	(1.5)%	1.1%

Mexico:
Mexican inflation rate	1.5%	1.0%
Peso/dollar appreciation /(devaluation) rate	5.0%	8.1%

Capital Investment and Exploration Program

We made capital expenditures of $316.8 million for the three months ended March 31, 2013, compared with $177.4 million in the same period of 2012.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Set forth below are descriptions of some of our current expected capital expenditure programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Mexican operations:

Buenavista Projects:  We continue the development of our $2.8 billion investment program at this unit which will allow us to increase its production capacity by approximately 170% from 180,000 tons to 488,000 tons by 2015. The table below contains a summary of the program progress:

Project	Overall progress	Estimated start-up
New concentrator with molybdenum circuit	42.7%	First half 2015
SXEW III	48.5%	First half 2014
Quebalix III	100%	First quarter 2013
Molybdenum plant	98.4%	Second quarter 2013

The new concentrator with molybdenum circuit project includes a new concentrator with an estimated annual production capacity of 188,000 tons of copper, and a 1,850 tons capacity molybdenum plant. The project will also produce annually 2.3 million ounces of silver and 21,000 ounces of gold.  The total capital budget of the project is $1,383.6 million with a total investment of $214.8 million through March 31, 2013.

Through March 31, 2013, we have received two of eight shovels, 40 of 56 trucks and seven of eight drills. These units are currently in operation.   The total capital budget of the mine equipment project is $504.8 million with $387.6 million expended through March 31, 2013.

The SXEW III project is moving forward.  Plant equipment from Tia Maria has been installed in Mexico and will allow us to increase the annual plant capacity from 88,000 tons to 120,000 tons.  The total capital budget of the project is $444.0 million with $170.6 million expended through March 31, 2013.

The final testing of the Quebalix III concluded in February and it started operations in March 2013. The total capital budget of the project was $75.6 million.  This project will allow crushing of up to 15 million tons of mineral per year, improving SXEW copper production by increasing recovery and reducing hauling cost and the required time to extract copper from mineral.

The final testing of the molybdenum plant for the current concentrator started in April and it is expected to conclude in May 2013.  The plant had a total cost of $38 million and it is expected to have an average annual production of 2,000 tons of molybdenum.

Angangueo: The project is moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico, which includes a concentrator with a milling capacity of 2,000 tons per day.  The production plan indicates that Angangueo will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years.  The project is scheduled to begin production in the first half of 2015. Through March 31, 2013, we have spent $10.8 million.

Pilares project: In 2008, we acquired 100% ownership of Pilares, with the intention of operating it as an open-pit facility.  In 2011, the Board of Directors approved the development of the Pilares mine, with a budget of $136.3 million.  Current mineralized material is estimated at 43.4 million tons with 0.789% of copper sulfide content and 0.077% copper oxide.  We expect to increase copper production by 40,000 tons per year by sending mineral from the Pilares site to our La Caridad concentrator.  Pilares continues on hold while we solve a “right of way” issue with the local community.

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

Peruvian Operations:

Toquepala projects:  Through March 31, 2013, we have spent $234.8 million on Toquepala projects. We have continued with the construction of the new in-pit crusher and conveyor belt system to replace current rail haulage. This will reduce operating cost, allowing for future savings.

Our expansion project includes an increase in milling capacity of the Toquepala concentrator from 60,000 tons per day to 120,000 tons, which should increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.

As a result of protests from some community groups, the approval process for the EIA of this project has been delayed. These groups raised concerns related to water usage and pollution. As a result of these issues the Peruvian government has started discussions with the local communities and the regional authorities to resolve this impasse. On February 8, 2013, we reached a final agreement with the province of Candarave, one of the three provinces neighboring our Toquepala unit, which commits us to funding S/.255 million (approximately $100 million) for development projects in the province. This agreement is contingent upon receiving approval for the project. We expect to continue working with the Candarave province and the other two provinces neighboring Toquepala to resolve all open issues during 2013.  Assuming we receive approval of the EIA on a timely basis, project plant construction and other expansion related activities could start and its completion is scheduled for the first half of 2015.

Cuajone projects: Through March 31, 2013, we have spent $138.9 million on two projects to increase productivity through technological improvements in this unit: the Variable Cut-off Ore Grade project and the HPGR project.  We expect that both projects will be at full capacity by the second half of 2013.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage and construction of the drainage system for the lateral dam are finished.  We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment.  The project has a total budgeted cost of $66.0 million with $49.0 million expended through March 31, 2013.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Net sales	$1,623.0	$1,805.9
Operating costs and expenses	(853.0)	(832.9)
Operating income	770.0	973.0
Non-operating income (expense)	(46.3)	(33.3)
Income before income taxes	723.7	939.7
Income taxes	(234.9)	(318.8)
Equity earnings of affiliate	8.2	2.6
Net income attributable to non-controlling interest	(1.6)	(2.1)
Net income attributable to SCC	$495.4	$621.4

Average Metal Prices

The table below outlines the average metal prices during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	% Change
Copper ($ per pound — LME)	$3.60	$3.77	(4.5)%
Copper ($ per pound — COMEX)	$3.60	$3.78	(4.8)%
Molybdenum ($ per pound)	$11.28	$14.10	(20.0)%
Zinc ($ per pound — LME)	$0.92	$0.92	—
Silver ($ per ounce —COMEX)	$30.03	$32.69	(8.1)%

Net Sales:

Net sales for the three months ended March 31, 2013 decreased by $182.9 million from the three months ended March 31, 2012. This 10.1% decrease was attributable to the lower metal prices as shown above and lower copper and zinc sales volume partially offset by higher molybdenum and silver sales volume.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2013 and 2012:

Copper Sales (million pounds):

	Three Months Ended March 31,
	2013	2012	Variance
Peruvian operations	162.2	181.7	(19.5)
Mexican open-pit	182.4	178.3	4.1
Mexican IMMSA unit	4.7	4.6	0.1
Other and intersegment elimination	(4.7)	(4.6)	(0.1)
Total	344.6	360.0	(15.4)

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2013 and 2012:

By-product Sales:

	Three Months Ended March 31,
(in million pounds except silver — in million ounces)	2013	2012	Variance
Peruvian operations
Molybdenum contained in concentrates	3.4	4.9	(1.5)
Silver	0.8	0.9	(0.1)

Mexican open-pit
Molybdenum contained in concentrates	7.3	5.3	2.0
Silver	2.9	2.2	0.7

Mexican IMMSA unit
Zinc — refined and in concentrate	51.7	54.4	(2.7)
Silver	1.1	1.4	(0.3)

Other and intersegment elimination
Silver	(0.5)	(0.6)	0.1

Total by-product sales
Molybdenum contained in concentrates	10.7	10.2	0.5
Zinc — refined and in concentrate	51.7	54.4	(2.7)
Silver	4.3	3.9	0.4

Sales value per segment:

	Three Months Ended March 31, 2013
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$663.6	$15.0	$590.8	$(15.0)	$1,254.4
Molybdenum	72.2	—	31.9	—	104.1
Zinc	—	50.6	—	—	50.6
Silver	88.4	33.1	23.3	(14.3)	130.5
Other	38.4	23.2	24.5	(2.7)	83.4
Total	$862.6	$121.9	$670.5	$(32.0)	$1,623.0

	Three Months Ended March 31, 2012
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$687.7	$15.3	$695.4	$(15.3)	$1,383.1
Molybdenum	72.4	—	64.4	—	136.8
Zinc	—	53.8	—	—	53.8
Silver	72.1	44.5	29.5	(18.7)	127.4
Other	46.6	24.9	37.2	(3.9)	104.8
Total	$878.8	$138.5	$826.5	$(37.9)	$1,805.9

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
United States	$346.4	$500.6
Mexico	446.9	420.0
Europe	217.6	356.9
Asia	275.8	148.0
Brazil	119.6	132.8
Peru	98.9	77.5
Chile	96.8	138.3
Other Latin America	21.0	31.8
Total	$1,623.0	$1,805.9

Operating Costs and Expenses

Operating costs and expenses were $853.0 million in the first quarter of 2013 compared with $832.9 million in the first quarter of 2012.  The increase of $20.1 million was primarily due to:

•                  $  4.8 million of higher cost of sales (exclusive of depreciation, amortization and depletion), and

•                  $13.7 million of higher depreciation, amortization and depletion, mainly at our Mexican operations due to higher assets in operations.

The table below summarized the production cost structure by major components for the three months ended March 31, 2013 and 2012 as a percentage of total production cost:

	Three months ended March 31,
	2013	2012
Power	20.5%	22.6%
Fuel	14.3%	14.0%
Labor	16.2%	14.5%
Operating material	18.6%	17.7%
Maintenance	15.7%	16.7%
Other	14.7%	14.5%

Cost of sales (exclusive of depreciation, amortization and depletion) in the first quarter of 2013 was $726.7 million compared with $721.9 million in the same period of 2012.  The increase of $4.8 million was primarily due to:

•                  $ 33.4 million of higher production cost. The increase in production cost was principally due to:

•                  $13.9 million higher labor cost due to the appreciation of the Mexican peso and the recent wage agreement with our Peruvian unions,

•                  $  2.2 million of higher fuel and power and

•                  $17.3 of other operating and repair material due to cost inflation, and,

•                  $ 31.1 million of higher purchases of copper from third parties, partially reduced by

•                  $ 22.7 million of lower workers participation due to lower earnings and

•                  $ 36.1 million of lower metal inventory consumption mainly at our Peruvian operations.

Non-Operating Income (Expense):

Non-operating income and expense was an expense of $46.3 million in the first quarter of 2013 compared to an expense of $33.3 million in the first quarter of 2012.  The higher expense of $13.0 million was primarily due to:

•                  $18.1 million of higher interest expense as result of the issuance of $1.5 billion of secured notes in November 2012.

•                  $  6.4 million of negative variance in other income (expense) mainly due lower mark to market gain on short-term investment partially offset by,

•                  $  9.4 million of higher capitalized interest due to higher capital expenditures related to our Mexican investment programs and

•                  $  2.2 million of higher interest income due to higher average amounts invested and rates.

Income taxes:

The income tax provision for the first quarter 2013 and 2012 was $234.9 million and $318.8 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The effective income tax rate in the first quarter 2013 was 32.5% compared with 33.9% in the first quarter 2012. The decrease in the effective tax rate for the first quarter of 2013 from the same period in the prior year is primarily due to a reduction in taxes allocated to the current quarter caused by a one-time net tax benefit discrete to this quarter.

Segment Results Analysis

Peruvian Operations: The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the first quarter 2013 and 2012 (in millions):

	First Quarter		Variance
	2013	2012	Value	%
Net sales	$670.5	$826.5	$(156.0)	(18.9)%
Operating costs and expenses	(373.7)	(412.5)	38.8	(9.4)%
Operating income	$296.8	$414.0	$(117.2)	(28.3)%

Net sales in the first quarter of 2013 were $670.5 million compared with $826.5 million in the first quarter of 2012.  The decrease in net sales was mainly due to lower sales prices and lower sales volume.  The decrease in sales volume in the first quarter of 2013 was mainly due to a decrease in copper, molybdenum and silver production at the Toquepala mine because of lower material throughput, ore grades and recoveries partially as a result caused by down-time needed to install technological improvements.

Operating costs and expenses in the first quarter of 2013 decreased by $38.8 million to $373.7 million from $412.5 million in the first quarter of 2012, primarily due to $42.3 million of lower cost of sales (exclusive of depreciation, amortization and depletion), partially offset by $2.4 million of higher depreciation mainly due to the acquisition of new mine equipment and $1.5 million of higher exploration expenses.

Cost of sales (exclusive of depreciation, amortization and depletion) for the first quarter of 2013 was $316.9 million compared to $359.2 million in the first quarter of 2012.  This decrease was mainly due to:

•                  $38.8 million of lower metal inventory consumption, (in the first quarter 2012 we processed concentrates from December 2011 smelter inventory), and

•                  $10.6 million of lower workers participation, partially offset by

•                  $18.1 million of higher production cost.  The increase in production cost was principally due to:

•                  $  8.1 million of higher labor costs, and

•                  $10.3 million of higher repair and operating material costs, mainly explosives and tires due to cost inflation.

Mexican Open-pit Operations: The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the first quarter 2013 and 2012 (in millions):

	First Quarter		Variance
	2013	2012	Value	%
Net sales	$862.6	$878.8	$(16.2)	(1.8)%
Operating costs and expenses	(430.6)	(362.6)	(68.0)	18.8%
Operating income	$432.0	$516.2	$(84.2)	(16.3)%

Net sales in the first quarter of 2013 were $862.6 million compared to $878.8 million in the first quarter of 2012.  The decrease of $16.2 million was principally due to lower metal prices, partially offset by higher copper, molybdenum and silver sales volumes.

Operating costs and expenses in the first quarter of 2013 increased by $68 million to $430.6 million from $362.6 million in the same 2012 period, primarily due to $61.0 million of higher cost of sales (exclusive of depreciation, amortization and depletion) and $6.6 million of higher depreciation, amortization and depletion.

Cost of sales (exclusive of depreciation, amortization and depletion) was $380.7 million in the first quarter of 2013 compared to $319.6 million in the same period of 2012.  The increase in cost of sales included:

•                  $13.6 million of higher production cost, mainly labor, fuel and power and operating and repair costs.

•                  $22.5 million of higher cost of purchased concentrates, and

•                  $24.8 million of higher metal inventory consumption.

Mexican Underground Operations (IMMSA): The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the first quarter 2013 and 2012 (in millions):

	First Quarter		Variance
	2013	2012	Value	%
Net sales	$121.9	$138.5	$(16.6)	(12.0)%
Operating costs and expenses	(89.7)	(91.6)	1.9	(2.1)%
Operating income	$32.2	$46.9	$(14.7)	(31.3)%

Net sales in the first quarter of 2013 were $121.9 million compared to $138.5 million in the first quarter of 2012.  This decrease was primarily due to the lower metal prices.

Operating costs and expenses in the first quarter of 2013, decreased by $1.9 million to $89.7 million from $91.6 million in the first quarter 2012.  This decrease was primarily due to $2.4 million of lower cost of sales (exclusive of depreciation, amortization and depletion) partially offset by $0.4 million of higher depreciation, amortization and depletion.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 11 of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the first quarter 2013 and 2012 (in millions):

	First quarter
	2013	2012	Variance
Net cash provided from operating activities	$594.5	$720.4	$(125.9)
Net cash (used for) provided from investing activities	$(376.2)	$117.4	$(493.6)
Net cash used for financing activities	$(203.1)	$(160.1)	$(43.0)

Net cash provided from operating activities:

The first quarter 2013 and 2012 increase (decrease) in cash from working capital includes (in millions):

	First quarter
	2013	2012	Variance
Accounts receivable	$79.6	$59.0	$20.6
Inventories	(31.1)	11.8	(42.9)
Accounts payable and accrued liabilities	64.5	(34.8)	99.3
Other operating assets and liabilities	(104.7)	(2.6)	(102.1)
Total	$8.3	$33.4	$(25.1)

First quarter 2013: In the first quarter 2013 net income was $497.0 million, approximately 83.6% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $90.6 million and $13.9 million of currency translation effect, which increased operating cash flow and $5.7 million of deferred income tax benefit and $8.2 million of equity participation of affiliate,  which decreased operating cash flow.

In addition, in the first quarter of 2013 a decrease in working capital increased operating cash flow by $8.3 million and includes:

•                  an increase in cash of $79.6 million from lower accounts receivable attributable to higher collections than sales in the period.

•                  a decrease in cash of $31.1 million from an increase in inventories primarily due to the higher leachable material capitalized and a temporary increase in supplies inventory partially offset by higher metal inventory consumption.

•                  an increase in cash of $64.5 million from an increase in accounts payable and accrued liabilities was principally due to $23.7 million of higher income tax and $42.2 million of higher workers’ participation provisions at our Mexican operations, and

•                  a decrease in cash of $104.7 million from a net increase in other operating assets and liabilities was primarily due to $35.2 million of higher deferred workers’ participation and $60.9 million of prepaid labor costs related to the new Peruvian collective bargain agreements.

First quarter 2012: In the first quarter 2012 net income was $623.6 million, approximately 86.6% of the net operating cash flow.  Significant items (deducted from), or added to arrive to operating cash flow included, depreciation, amortization and depletion of $76.9 million and $7.5 million of currency translation effect, which increased operating cash flow and $12.5 million of deferred income tax benefit, $5.8 million of gain on short-term investment and $2.7 million of equity participation of affiliate, which decreased operating cash flow.

In addition, in the first quarter of 2012 a decrease in working capital increased operating cash flow by $33.4 million and includes:

•                  an increase in cash of $59 million from a decrease in accounts receivable attributable to higher collections than sales in the period.

•                  an increase in cash of $11.8 million from a decrease in inventories primarily due to the process and sale of copper inventory in process at December 31, 2011 which was higher as a consequence of fourth quarter repairs at our Peruvian smelter.

•                  a decrease in cash of $34.8 million from a decrease in accounts payable and accrued liabilities principally due to the payment of the 2011 workers participation provision to our Peruvian workforce in the first quarter of 2012, and

•                  a decrease in cash of $2.6 million from a net increase in other operating assets and liabilities primarily due to an increase in prepaid tax and other expenses.

Net cash (used for) provided from investing activities:

First quarter 2013: Net cash (used for) provided from investing activities in the first quarter of 2013 included $(70.2) million for the purchase of short-term investments, $10.6 million of proceeds from the repayment of loan from affiliate and $(316.8) million for capital expenditures.  The capital expenditures include:

•                  $277.5 million of investments at our Mexican operations:

•                  $ 73.9 million for the Buenavista mine equipment

•                  $ 58.1 million for the new Buenavista concentrator

•                  $ 23.7 million for the SXEW III project,

•                  $ 6.2 million for the new molybdenum plant at Buenavista

•                  $17.9 million at our IMMSA unit, and

•                  $97.7 million for various other replacement expenditures.

•                  $39.3 million of investments at our Peruvian operations:

•                  $  3.0 million for the Toquepala projects,

•                  $  2.2 million for the Cuajone projects and

•                  $34.1 million for various other replacement expenditures.

First quarter 2012: Net cash (used for) provided from investing activities in the first quarter of 2012 included $294.7 million of proceeds from short-term investment and $(177.4) million for capital expenditures.

The capital expenditures includes:

•                  $149.5 million of investments at our Mexican operations:

•                  $49.1 million for the Buenavista mine equipment

•                  $15.9 million for the new Buenavista concentrator

•                  $  7.0 million for the SXEW III project,

•                  $  1.3 million for the new molybdenum plant at Buenavista

•                  $14.4 million at our IMMSA unit, and

•                  $61.8 million for various other replacement expenditures.

•                  $27.9 million of investments at our Peruvian operations:

•                  $  3.9 million for the Toquepala projects,

•                  $ 20.4 million for the Cuajone projects and

•                  $   3.6 million for various other replacement expenditures.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2013 was $203.1 million, compared with $160.1 million in the first quarter of 2012.  The first quarter of 2013 includes a dividend distribution of $202.9 million, compared with a distribution of $159.8 million in the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On February 26, 2013, we paid a total dividend of $0.24 per share totaling $202.9 million.  On April 18, 2013, we announced a quarterly dividend of $0.20 per share to be paid on May 21, 2013 to SCC shareholders of record at the close of business on May 8, 2013.

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

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	First quarter 2013		First quarter 2012
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$726.7	$2.257	$721.9	$2.217
Add:
Selling, general and administrative	25.4	0.079	25.4	0.078
Treatment and refining charges	10.7	0.033	10.7	0.033
By-products revenue (1)	(341.9)	(1.062)	(419.5)	(1.288)
Net revenue on sale of metal purchased from third parties	(4.3)	(0.013)	(4.4)	(0.014)
Less:
Workers’ participation	(36.4)	(0.113)	(77.6)	(0.238)
Cost of metal purchased from third parties	(66.9)	(0.208)	(35.8)	(0.110)
Royalty charge and other, net	(39.0)	(0.121)	(22.6)	(0.069)
Inventory change	20.0	0.062	(23.4)	(0.072)
Operating cash cost	$294.3	0.914	$174.7	0.537

Subtract: by-product revenue and net revenue on sale of metal purchased from third parties	346.2	1.075	423.9	1.302

Operating cash cost, without by-product revenue and net revenue on sale of metal purchased from third parties	$640.5	$1.989	$598.6	$1.839

Total pounds of copper produced (in millions)	322.0		325.6

(1)                 Includes net by-product sales revenue and premiums on sales of refined products.

Impact of New Accounting Standards

During the first quarter of 2013, the Financial Accounting Standards Board (FASB) issued the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”).

ASU No. 2013-04: On February 28, 2013, the FASB issued ASU No. 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.” The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance (e.g. debt arrangements, other contractual obligations, and settled litigation and judicial rulings) is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.

The amendments require all entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

•                  The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and

•                  Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

It is also required that an entity discloses the nature and amount of the obligation as well as other information about those obligations.

These changes will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted.

ASU No. 2013-05: On March 4, 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”  The objective of this update is to resolve the diversity in practice about whether Subtopic 810-10, “Consolidation—Overall”, or Subtopic 830-30, “Foreign Currency Matters—Translation of Financial Statements”, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. Additionally, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.

The ASU establishes that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  Also, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment.

Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date.

These changes will be effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013 with early adoption permitted (in this case, the entity should apply the amendments as of the beginning of the entity’s fiscal year of adoption) . The amendments should be applied prospectively.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated 2013 net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$8.0	$25.9	$1.2	$9.1

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation/deflation in Peru or Mexico is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be adversely affected to the extent that the inflation/devaluation effects are passed on to us by our suppliers or reflected in our wage adjustments.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by devaluation of the nuevo sol or the peso, resulting in a remeasurement loss in our financial statements.  Recent inflation and devaluation rates are provided in the table below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Peru:
Peruvian inflation rate	0.9%	1.0%
Nuevo Sol/dollar appreciation /(devaluation) rate	(1.5)%	1.1%

Mexico:
Mexican inflation rate	1.5%	1.0%
Peso/dollar appreciation /(devaluation) rate	5.0%	8.1%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2013 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect on net earnings
(in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(72.0)
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$87.9
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(31.6)
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$38.7

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at March 31, 2013.  As most of our debt is at fixed rates, a change in market interest rates of 1% would not have a material impact on our cash flows.

Provisionally priced sales:

At March 31, 2013, we have recorded provisionally priced sales of 8.8 million pounds of copper, at an average forward price of $3.41 per pound.  Also we have recorded provisionally priced sales of 9.3 million pounds of molybdenum at the March 31, 2013 market price of $10.85 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

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

Copper Hedges:

In 2011, we entered into copper zero cost collar derivative contracts to reduce price volatility and to protect a portion of our sales value for the first quarter 2012. These transactions meet the requirements of hedge accounting.  There were no realized gains and losses from these transactions.

As of March 31, 2013, we do not hold copper derivative contracts.

Short-term Investment:

Short-term investments were as follows ($ in millions):

	March 31, 2013	December 31, 2012
Trading securities	$198.0	$127.8
Weighted average interest rate	1.43%	1.87%

Available for sale	$6.5	$6.5
Weighted average interest rate	0.44%	0.43%
Total	$204.5	$134.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of March 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2013 and December 31, 2012, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as gain on short-term investment in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	First quarter ended March 31,
	2013	2012
Trading:
Interest earned	$0.6	$0.8
Unrealized loss	$1.1	$5.0

Available for sale:
Interest earned	(*)	(*)
Investment redeemed	$—	$0.3

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.
Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano
Mexico City, Mexico
April 30, 2013

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings:

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2013. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013.

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

4.1

Indenture governing $200 million 6.375% Notes due 2015, by and among Southern Copper Corporation, The Bank of New York and the Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2013 and 2012; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 30, 2013

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

April 30, 2013

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2013 and 2012; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.