Form 10-Q
period 2013-06-30
SOUTHERN COPPER CORP/
filed 2013-08-05
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

As of July 31, 2013 there were outstanding 842,128,250 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2013 and 2012	3

	Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012	4

	Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012	5

	Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-42

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	43-44

Item 4.	Controls and procedures	45

	Report of Independent Registered Public Accounting Firm	46

Part II. Other Information:

Item 1.	Legal Proceedings	47

Item 1A.	Risk factors	47

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	48

Item 4.	Mine Safety Disclosures	48

Item 6.	Exhibits	49-50

	Signatures	51

	List of Exhibits	52-53

Exhibit 15	Independent Accountants’ Awareness Letter	1

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 101

Financial statements for the three and six months ended June 30, 2013 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 7)	$1,410,223	$1,659,876	$3,033,225	$3,465,812
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	712,295	667,876	1,438,977	1,389,803
Selling, general and administrative	27,452	25,362	52,826	50,793
Depreciation, amortization and depletion	93,516	78,428	184,088	155,372
Exploration	11,651	12,600	21,975	21,325
Total operating costs and expenses	844,914	784,266	1,697,866	1,617,293

Operating income	565,309	875,610	1,335,359	1,848,519

Interest expense	(66,487)	(47,409)	(131,777)	(94,584)
Capitalized interest	15,707	3,201	27,946	6,062
Other income (expense)	16,935	18,324	17,783	25,559
Interest income	4,306	3,563	10,275	7,410
Income before income taxes	535,770	853,289	1,259,586	1,792,966

Income taxes	166,806	309,973	401,752	628,742
Net income before equity earnings of affiliate	368,964	543,316	857,834	1,164,224
Equity earnings of affiliate, net of income tax	5,141	22,020	13,304	24,674

Net income	374,105	565,336	871,138	1,188,898

Less: Net income attributable to the non-controlling interest	1,368	1,789	3,009	3,921

Net income attributable to SCC	$372,737	$563,547	$868,129	$1,184,977

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.44	$0.66	$1.03	$1.39
Dividends paid	$0.20	$0.53	$0.44	$1.07
Weighted average common shares outstanding - basic and diluted	845,000	849,461	845,274	849,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$374,105	$565,336	$871,138	$1,188,898

Other comprehensive income (loss) net of tax:
Derivative instruments classified as cash flow hedge:
Decrease in accumulated unrealized loss (gain) in the period	—	—	—	(5,447)

Total comprehensive income	$374,105	$565,336	$871,138	$1,183,451

Comprehensive income attributable to the non-controlling interest	$1,368	$1,789	$3,009	$3,964
Comprehensive income attributable to SCC	$372,737	$563,547	$868,129	$1,179,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2013	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,939,682	$2,459,488
Short-term investments	392,933	134,298
Accounts receivable trade	470,835	669,333
Accounts receivable other (including related parties 2013 - $33,669 and 2012 - $25,740)	100,171	82,636
Inventories	682,983	682,749
Deferred income tax	74,605	103,193
Other current assets	213,754	156,262
Total current assets	3,874,963	4,287,959

Property, net	5,636,382	5,156,731
Leachable material, net	326,188	262,795
Intangible assets, net	108,437	109,300
Related parties receivable	170,698	183,950
Deferred income tax	241,631	205,939
Other assets	295,991	177,075
Total assets	$10,654,290	$10,383,749

LIABILITIES
Current liabilities:
Current portion of long-term debt	$5,000	$10,000
Accounts payable (including related parties 2013 -$7,795 and 2012 - $20,310)	452,741	475,566
Accrued income taxes	—	12,198
Accrued workers’ participation	103,831	266,571
Accrued interest	69,708	70,582
Other accrued liabilities	32,963	22,218
Total current liabilities	664,243	857,135

Long-term debt	4,204,383	4,203,863
Deferred income taxes	156,456	141,426
Non-current taxes payable	214,934	214,934
Other liabilities and reserves	67,430	59,065
Asset retirement obligation	122,401	118,226
Total non-current liabilities	4,765,604	4,737,514

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,333,338	3,320,927
Retained earnings	2,846,222	2,350,126
Accumulated other comprehensive income	4,032	4,032
Treasury stock, at cost, common shares	(994,039)	(918,791)
Total Southern Copper Corporation stockholders’ equity	5,198,399	4,765,140
Non-controlling interest	26,044	23,960
Total equity	5,224,443	4,789,100

Total liabilities and equity	$10,654,290	$10,383,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$374,105	$565,336	$871,138	$1,188,898
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	93,516	78,428	184,088	155,372
Equity earnings of affiliate, net of dividends received	2,654	(14,285)	(5,509)	(16,939)
Loss (income) on currency translation effect	(2,831)	(14,191)	11,063	(6,660)
Provision for deferred income taxes	16,426	31,817	10,681	19,308
Gain on sale of investment	—	(18,200)	—	(18,200)
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	101,299	4,013	180,963	63,060
Inventories	(32,512)	(44,712)	(63,627)	(32,900)
Accounts payable and accrued liabilities	(252,402)	(199,645)	(187,892)	(234,500)
Other operating assets and liabilities	5,684	(11,494)	(100,494)	(19,965)
Net cash provided from operating activities	305,939	377,067	900,411	1,097,474

INVESTING ACTIVITIES
Capital expenditures	(385,454)	(230,303)	(702,252)	(407,720)
Proceeds from (purchase of) short-term investments, net	(188,445)	(146,495)	(258,635)	148,199
Sale of investment	—	18,200	—	18,200
Loan repayment from affiliate, net	2,679	—	13,252	—
Sale of property	(2,697)	5,182	(2,473)	5,280
Net cash used for investing activities	(573,917)	(353,416)	(950,108)	(236,041)

FINANCING ACTIVITIES
Debt repaid	(5,000)	(5,000)	(5,000)	(5,000)
Dividends paid to common stockholders	(169,102)	(450,349)	(372,034)	(610,160)
Distributions to non-controlling interest	(394)	(1,248)	(866)	(1,720)
Repurchase of common shares	(64,560)	(33,184)	(64,560)	(33,184)
Other	532	451	790	604
Net cash used for financing activities	(238,524)	(489,330)	(441,670)	(649,460)

Effect of exchange rate changes on cash and cash equivalents	(16,166)	26,869	(28,439)	19,280

Increase (decrease) in cash and cash equivalents	(522,668)	(438,810)	(519,806)	231,253

Cash and cash equivalents, at beginning of period	2,462,350	1,518,181	2,459,488	848,118
Cash and cash equivalents, at end of period	$1,939,682	$1,079,371	$1,939,682	$1,079,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2013 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2013 and 2012.  The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2012 and notes included in the Company’s 2012 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30, 2013	At December 31, 2012
Trading securities	$386.8	$127.8
Weighted average interest rate	2.05%	1.87%

Available for sale	$6.1	$6.5
Weighted average interest rate	0.41%	0.43%
Total	$392.9	$134.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2013 and December 31, 2012, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2013 and December 31, 2012, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2013		2012		2013		2012
Trading securities:
Interest earned	$1.4		$0.9		$2.0		$1.6
Unrealized gain (loss)	(0.1)		0.1		1.0		5.1

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.4		$0.9		$0.4		$1.2

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At June 30, 2013	At December 31, 2012
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$91.9	$101.1
Work-in-process	287.2	297.4
Supplies at average cost	303.9	284.2
Total current inventory	$683.0	$682.7

Inventory, long-term
Long-term Leach stockpiles	$326.2	$262.8

During the six months ended June 30, 2013 and 2012 total leaching costs capitalized as long-term inventory of leachable material amounted to $142.5 million and $101.2 million, respectively. Leachable material inventories recognized as cost of sales amounted to $54.6 million and $35.3 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2013 and 2012 were as follows ($ in millions):

	2013	2012
Income tax provision	$401.8	$628.7
Effective income tax rate	31.9%	35.1%

These provisions include income taxes for Peru, Mexico and the United States. The decrease in the effective tax rate in the first six months of 2013 from the tax rate in the 2012 period was principally caused by a reduction in forecasted dividends from the Company’s Mexican subsidiaries in 2013 when compared to the same period in 2012.

Special Mining Tax:  In September 2011, the Peruvian government enacted a tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached.  The Company has accrued $21.1 million and $28.4 million of special mining tax as part of the income tax provision for the first six months of 2013 and 2012, respectively.

NOTE 5 — PROVISIONALLY PRICED SALES:

At June 30, 2013, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2013 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2013:

Copper (million lbs.)	Priced at (per pound)	Month of Settlement
9.9	$3.06	July 2013

Molybdenum (million lbs.)	Priced at (per pound)	Month of Settlement
8.8	$10.28	July through September 2013

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, commencing in January 2010 and, as amended in 2012, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a first review after three years and then successive reviews every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million. Through June 2013, the Company has provided guarantees of $10.5 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units, including the Ilo marine trestle. In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo in accordance with the requirement of the Mine Closure Law. As a result of these revised plans, the Company adjusted its asset retirement obligation.

In 2012, the Company decided to recognize an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment.  Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company considered that a constructive obligation presently exists based on, among other things, the remediation caused by the closure of the San Luis Potosi smelter in 2010.  The overall cost recognized for mining closure includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.  In the second quarter of 2013, the Company started the dismantling of an old inactive plant at the Buenavista mine, the cost of which was included as part of the estimated asset retirement obligation.

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2013 and 2012 (in millions):

	2013	2012
Balance as of January 1	$118.2	$62.0
Closure payments	(0.7)	—
Accretion expense	4.9	1.7
Balance as of June 30,	$122.4	$63.7

NOTE 7 — RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	As of
	June 30, 2013	December 31, 2012
Related parties receivable current:
Grupo Mexico, S.A.B de C.V. (“Grupo Mexico”) and affiliates	$0.8	$1.8
Compania Perforadora Mexico, S.A.P.I. de C.V.	0.7	0.5
Mexico Generadora de Energia S.de R.L. (“MGE”)	8.7	—
Compania Minera Coimolache S.A.	23.4	23.4
	$33.6	$25.7

Related parties receivable non-current:
MGE	$170.7	$184.0

Related parties payable:
Grupo Mexico S.A.B. de C.V. and affiliates	$2.7	$—
Asarco LLC	0.4	15.3
Higher Technology S.A.C.	0.1	0.2
Breaker S.A. de C.V	0.1	—
Sempertrans Belchatow SP. Z.O.O.	0.3	—
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.3	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.8	2.1
Ferrocarril Mexicano, S.A. de C.V.	3.1	2.6
	$7.8	$20.3

Purchase Activity:

The following table summarizes the purchase activity with related parties in the six months ended June 30, 2013 and 2012 (in millions):

	Six months ended June 30,
	2013	2012
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$6.9	$6.9
Asarco LLC	70.7	16.4
Ferrocarril Mexicano, S.A de C.V.	11.1	7.4
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	2.6	1.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	26.6	24.8

Other Larrea family companies:
Mextransport	1.5	1.5

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	1.0	1.5
Servicios y Fabricaciones Mecanicas S.A.C.	0.1	0.1
Sempertrans France Belting Technology	0.2	—
Sempertrans Belchatow SP. Z.O.O.	0.3	—
PIGOBA, S.A. de C.V.	0.1	0.1
Breaker, S.A. de C.V.	1.8	1.2
Breaker Peru S.A.C.	0.2	—
Total purchased	$123.1	$61.0

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

In the first six months of 2013 and 2012, the Company’s Peruvian operations paid fees for engineering, construction and consulting services provided by subsidiaries of Mexico Proyectos y Desarrollos, S.A. de C. V, a subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants.  That line of credit was due on December 31, 2012 and carried an interest rate of 4.40%.  In the first quarter of 2012, Controladora de Infraestructura Energética Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence, of this change in control MGE became an indirect subsidiary of Grupo Mexico.  Additionally, at the same time, MGE paid $150 million to the

Company’s Mexican operations partially reducing the total debt.  At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%.  The $184.0 million includes $37.6 million drawn on the line of credit in 2012 and $146.4 million drawn through December 31, 2011.  It is expected that MGE will complete the construction of the first power plant in 2013 and the second in 2014.  MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied.  At June 30, 2013 the remaining balance of the debt was $170.7 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet. Related to this loan the Company recorded interest income of $2.3 million and $5.0 million in the second quarter and first six months of 2013, respectively.

In December 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply certain of the Company’s Mexican operations with power through 2032; see also Note 9 - Commitments and Contingencies, Other commitments.

Other Larrea family companies: The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation and real estate. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation. In 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mextransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico. One of these loans has been repaid and the remaining loan requires semi-annual repayments. Conditions and balance as of June 30, 2013 are as follows:

Loan
Original loan balance (in millions)	$8.5
Maturity	August 2013
Interest rate	Libor + 0.15%
Remaining balance at June 30, 2013 (in millions)	$0.6

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

The Company purchased industrial material from Sempertrans France Belting Technology and Sempertrans Belchatow SP Z.O.O., in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest, and from Breaker Peru S.A.C., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer and Mr. Carlos Gonzales, son of SCC´s Chief Executive Officer have a proprietary interest.

Sales Activity: The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and for services provided to MGE, both subsidiaries of Grupo Mexico, and to Mextransport, a company of the Larrea family.

The following table summarizes the sales and other revenue activity in the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asarco	$35.2	$0.4	$71.8	$11.4
Mexico Proyectos y Desarrollos, S.A. de C.V.	0.2	0.1	0.4	0.2
Cia Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.2	—	0.3	—
MGE	0.6	—	0.7	—
Mextransport	0.1	0.1	0.2	0.8
Total	$36.3	$0.6	$73.4	$12.4

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

Equity Investment in Affiliate: The Company has a 44.2% participation in Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.  To support the cost of the development of Tantahuatay, the Company loaned $56.6 million to Coimolache.  Conditions and balance of the loan as of June 30, 2013 are as follows (in millions):

Loan
Total loan granted	$56.6
Interest rate	6 months Libor + 3%
(approximately 3.45%)
Remaining balance at June 30, 2013	$25.3

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest:
Interest earned	$0.2	$0.6	$0.6	$1.1

On April 2, 2013, Coimolache paid to the Company $16.5 million as a  return of funds expensed by the Company during the exploration stage of the Tantahuatay mine which amount was recorded as other income in the condensed consolidated statement of income.

NOTE 8- BENEFIT PLANS:

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

The components of the net periodic benefit costs for the six months ended June 30, 2013 and 2012 are as follows (in millions):

	2013	2012
Service cost	$0.7	$0.5
Interest cost	0.5	0.6
Expected return on plan assets	(1.8)	(1.8)
Amortization of net actuarial loss	(0.4)	(0.4)
Amortization of net loss (gain)	0.1	0.1
Net periodic benefit costs	$(0.9)	$(1.0)

Post-retirement health care plan

Peru: In 1996, the Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare. The plan is unfunded. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits.”

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

The components of the net periodic benefit cost for the six months ended June 30, 2013 and 2012 are as follows (in millions):

	2013		2012

Interest cost	$0.8		$0.7
Amortization of net loss (gain)	(*	)	(0.2)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.8		$0.5

(*) amount is lower than $0.1 million

NOTE 9 — COMMITMENTS AND CONTINGENCIES:

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

Environmental capital expenditures in the six months ended June 30, 2013 and 2012 were as follows (in millions):

	2013	2012
Peruvian operations	$2.1	$2.1
Mexican operations	21.2	10.7
	$23.3	$12.8

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

Peruvian law requires that companies in the mining industry provide for future closure and remediation.  In accordance with the requirements of this law the Company’s closure plans were approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 6, “Asset retirement obligation,” for further discussion of this matter.

In August 2008, the Peruvian government enacted environmental regulations establishing stringent new air quality standards (“AQS”) for sulfur dioxide (“SO2”) emissions for Peruvian territory.  The first step set at 80 ug/m3 came into effect on January 1, 2009.  The next step, to become effective January 1, 2014, at 20 ug/m3, is subject to availability and feasibility of technology.  These new standards are unlike recognized world AQS that generally range from about 105 ug/m3 to over 250 ug/m3 in places with smelters or industries.   In 2007, the Company completed a $570 million modernization of its Ilo smelter, in order to comply with its agreement with the government to increase its SO2 recapture from 33% to 92%.  The current SO2 Ilo smelter recapture is 95% which, with prevailing weather conditions at Ilo, complies most of the time with the applicable current standard of 80 ug/m3.  The Company believes that current technology is not available to meet the new standard that comes into effect on January 1, 2014 and further believes that some rules under this regulation may allow continued operation in the absence of available feasible technology; thus, the Company will be able to continue to operate its Ilo smelter. Additionally, the Company is studying ways to enhance compliance with the 80 ug/m3 standard under all weather conditions, including adverse ones and to this end has presented to the Peruvian environmental authorities a preliminary program. The program, which is in its initial stages, contemplates a five year period for enhancing compliance at an estimated cost of $350 million.  The Company continues to study and analyze the Ilo city air quality issues associated with its smelter and the options available for it.

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

On June 7, 2013, the Environmental Liability Federal Law was published in the Official Gazette and became effective on July 7, 2013. It establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations) and criminal responsibilities. Also economic fines could be established.

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $32.5 million through June 30, 2013.  Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement by the end of 2013.  The Company will deposit in the confinement areas metallurgical and other waste material resulting from plant demolition. The program also includes the construction of a recreational park, a plant nursery to improve the environmental culture, and a logistic center for raw material and finished goods from the San Luis Potosi zinc plant, which the Company expects will improve the flow of traffic in the west of the city. The Company expects that once the site is remediated, the Company will be able to promote an urban development to generate a net gain on the disposal of the property.

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

Related to the “Virgen María” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):  In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court decision.  As of June 30, 2013, the case is pending resolution.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  On June 25, 2013, the lower court dismissed the case due to procedural defects.  The plaintiff appealed this decision before the Superior Court.  As of June 30, 2013, this case is pending resolution.

c)              Omar Nuñez Melgar: In May 2011, Mr. Omar Nuñez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute (“INGEMMET”) and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of June 30, 2013, this case is pending resolution.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit.  As of June 30, 2013, this case is pending resolution.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 65% of the Company’s 4,501 Peruvian employees were unionized at June 30, 2013, represented by seven separate unions, two of Toquepala’s smaller unions merged during the second quarter 2013. Three of the seven unions, one at each major production area, represent 2,233 workers. Also, there are four smaller unions, representing the balance of workers.  The Company conducted negotiations with the unions, whose collective bargaining agreements expired in 2012. In the first quarter of 2013, the Company signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years, respectively, for all workers.

On December 24 and 25, 2012, the three major unions held a two-day illegal work stoppage which did not have a material impact on production. There were no strikes in the first six months ended of 2013 and 2012.

Mexican operations

In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, in a free decision, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (National Union of Mine and Metal Workers and Similar Activities of the Mexican Republic or the “National Mining Union”) to other unions.  In 2006, workers of Mexicana del Cobre mining complex and IMMSA joined the Sindicato Nacional de Trabajadores de la Exploracion, Explotacion y Beneficio de Minas en la Republica Mexicana (National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic), and the Mexicana del Cobre metallurgical workers joined the Sindicato de Trabajadores de la Industria Minero Metalurgica (Union of Workers of the Mine and Metals Industry or the “CTM”).  Finally, in 2011 Buenavista del Cobre workers joined the CTM.  This positive labor environment allows the Company to increase its productivity and to develop its capital expansion programs.

The workers of the San Martin and Taxco mines, still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court, among other things define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.  As of June 30, 2013, the case is pending resolution.

In July 2012, Minera Krypton, a Mexican mining company, not affiliated with Grupo Mexico or the Company, hired 130 workers for the rehabilitation of its mining unit at Chalchihuites, Zacatecas.  Most of these workers, which are or were workers of the San Martin mine, in order to work for Minera Krypton joined a new union called the Sindicato de Trabajadores de la Industria Minera y Similares de la Republica Mexicana (Union of Workers of the Mine and Metals Industry and Similar Activities of the Mexican Republic or the “Union of Mexican Mine and Metal Workers”). On August 31, 2012, the Union of Mexican Mine and Metal Workers filed a petition with the labor authorities to replace the existing union at the San Martin mine.  On September 1, 2012, the workers affiliated with the Union of Mexican Mine and Metal Workers took over the San Martin mine evicting the workers on strike.  Several hearings took place during September 2012 with the federal labor authorities. On October 12, 2012, the federal labor court ordered and enforced a recount in order to establish which union will hold the collective bargaining agreement. The Union of Mexican Mine and Metal Workers lost the recount.  The result of the recount was challenged by the Union of Mexican Mine and Metal Workers and as of June 30, 2013, this case is pending resolution.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company search for reserves at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court reviews the procedure and takes into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine.  On January 25, 2012, the National Mining Union appealed the resolution before the federal court.  On June 14, 2012, the federal court accepted the union’s appeal and requested that the federal labor court issue a new resolution, taking into account all the evidence submitted by the parties.  On August 6, 2012, the federal labor court issued a new decision disapproving the termination of the collective bargaining agreement and the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine. On August 29, 2012, the Company filed a proceeding seeking relief from the decision before a federal court.  On January 25, 2013, the Company filed a new proceeding before the labor court on the basis of the Supreme

Court decision in the San Martin case, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of June 30, 2013, this case is pending resolution.

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

In view of the delay in this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through June 30, 2013, was $500.1 million of which $208.7 million of Tia Maria equipment has been reassigned to other Company operations.  Should the Tia Maria project not be restarted, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company.  The Company believes that an impairment loss, if any, will not be material.

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

Toquepala Concentrator Expansion

In connection with the EIA of the Toquepala expansion project, some community groups raised concerns related to water usage and pollution. As a result of these issues the Peruvian government started discussions with the local communities and the regional authorities to resolve this impasse. On February 8, 2013, the Company reached a final agreement with the province of Candarave, one of the three provinces neighboring the Toquepala unit, which commits the Company to funding S/.255 million (approximately $100 million) for development projects in the province.  In the second quarter of 2013, the Company made a contribution of S/.45 million (approximately $17 million) to the development fund of the Candarave province and, together with its authorities, the Company is selecting which development projects will be built.  This agreement is contingent upon receiving approval for the project.

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, is constructing two power plants in Mexico to supply power to some of the Company’s Mexican operations.   In December 2012, the Company signed a power supply agreement with MGE, whereby MGE will supply the Company with power through 2032.  The estimated monthly capacity charge is approximately $4.3 million.

NOTE 10 — SEGMENT AND RELATED INFORMATION:

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$724.1	$90.0	$596.1	$—	$1,410.2
Intersegment sales	—	25.4	—	(25.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	336.7	88.5	318.8	(31.7)	712.3
Selling, general and administrative	9.1	3.9	13.2	1.2	27.4
Depreciation, amortization and depletion	43.2	7.1	42.2	1.0	93.5
Exploration	0.8	6.6	4.3	—	11.7
Operating income	$334.3	$9.3	$217.6	$4.1	565.3
Less:
Interest, net					(46.5)
Other income (expense)					17.0
Income taxes					(166.8)
Equity earnings of affiliate					5.1
Non-controlling interest					(1.4)
Net income attributable to SCC					$372.7

Capital expenditure	$295.4	$13.5	$63.9	$12.7	$385.5
Property, net	$2,965.1	$367.1	$2,234.7	$69.5	$5,636.4
Total assets	$4,928.4	$865.7	$3,411.0	$1,449.2	$10,654.3

	Three Months Ended June 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$819.8	$94.1	$746.0	—	$1,659.9
Intersegment sales	—	37.9	—	$(37.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	312.1	69.8	332.7	(46.7)	667.9
Selling, general and administrative	8.4	3.6	12.1	1.3	25.4
Depreciation, amortization and depletion	35.7	6.3	39.0	(2.6)	78.4
Exploration	2.5	6.7	3.4	—	12.6
Operating income	$461.1	$45.6	$358.8	$10.1	875.6
Less:
Interest, net					(40.6)
Other income (expense)					18.3
Income taxes					(310.0)
Equity earnings of affiliate					22.0
Non-controlling interest					(1.8)
Net income attributable to SCC					$563.5

Capital expenditure	$268.2	$13.7	$60.2	$(111.8)	$230.3
Property, net	$2,049.5	$334.4	$2,118.8	$163.5	$4,666.2
Total assets	$3,704.0	$770.8	$3,116.1	$782.2	$8,373.1

	Six Months Ended June 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,586.7	$179.9	$1,266.6	—	$3,033.2
Intersegment sales	—	57.4	—	$(57.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	717.4	161.6	635.7	(75.7)	1,439.0
Selling, general and administrative	17.9	7.7	25.3	1.9	52.8
Depreciation, amortization and depletion	83.4	13.8	83.6	3.3	184.1
Exploration	1.7	12.7	7.6	—	22.0
Operating income	$766.3	$41.5	$514.4	$13.1	1,335.3
Less:
Interest, net					(93.5)
Other income (expense)					17.8
Income taxes					(401.8)
Equity earnings of affiliate					13.3
Non-controlling interest					(3.0)
Net income attributable to SCC					$868.1

Capital expenditure	$546.0	$31.4	$103.2	$21.7	$702.3
Property, net	$2,965.1	$367.1	$2,234.7	$69.5	$5,636.4
Total assets	$4,928.4	$865.7	$3,411.0	$1,449.2	$10,654.3

	Six Months Ended June 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,698.6	$194.7	$1,572.5		$3,465.8
Intersegment sales		75.8		$(75.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	631.7	145.3	691.9	(79.1)	1,389.8
Selling, general and administrative	17.1	7.2	24.6	1.9	50.8
Depreciation, amortization and depletion	69.3	12.6	78.0	(4.5)	155.4
Exploration	3.2	12.9	5.2	—	21.3
Operating income	$977.3	$92.5	$772.8	$5.9	1,848.5
Less:
Interest, net					(81.2)
Other income (expense)					25.6
Income taxes					(628.7)
Equity earnings of affiliate					24.7
Non-controlling interest					(3.9)
Net income attributable to SCC					$1,185.0

Capital expenditure	$403.3	$28.1	$88.1	$(111.8)	$407.7
Property, net	$2,049.5	$334.4	$2,118.8	$163.5	$4,666.2
Total assets	$3,704.0	$770.8	$3,116.1	$782.2	$8,373.1

NOTE 11 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2013 and 2012 is as follows (in millions):

	2013	2012
Southern Copper common shares
Balance as of January 1,	$729.8	$734.1
Purchase of shares	64.5	33.2
Stock dividend	—	(151.4)
Used for corporate purposes	(0.2)	(0.3)
Balance as of June 30,	794.1	615.6

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	189.0	163.7
Other activity, including dividend, interest and currency translation effect	10.9	9.9
Balance as of June 30,	199.9	173.6

Treasury stock balance as of June 30,	$994.0	$789.2

The following table summarizes share distributions in the first six months of 2013 and 2012:

	2013	2012
Southern Copper common shares
Directors’ Stock Award Plan	12,000	14,400

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	2.4	0.1

Southern Copper Common Shares:

At June 30, 2013 and 2012, there were in treasury 41,167,836 and 35,751,686 SCC’s common shares, respectively.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $27.62	($ in millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	10/31/12	4,442,336	33.17	46,914,486		147.3
2013:
04/01/13	04/30/13	1,500	32.96	46,915,986		0.1
05/01/13	05/31/13	782,800	32.31	47,698,786		25.2
06/01/13	06/30/13	1,350,000	29.05	49,048,786		39.2
Total second quarter		2,134,300	30.25			64.5
Total purchased		49,048,786	$19.22		2,077,643	$942.6

As a result of this repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership is 81.5% as of June 30, 2013.

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

The activity of the plan in the six-month period ended June 30, 2013 and 2012 is as follows:

	2013	2012

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(285,600)	(271,200)
Granted in the period	(12,000)	(14,400)
Total shares granted at June 30,	(297,600)	(285,600)

Remaining shares reserved	302,400	314,400

Parent Company common shares:

At June 30, 2013 and 2012 there were in treasury 77,832,273 and 83,709,360 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the six months ended June 30, 2013 and 2012 and the unrecognized compensation expense as of June 30, 2013 and 2012 under this plan were as follows (in millions):

	2013	2012
Stock based compensation expense	$1.1	$1.1
Unrecognized compensation expense	$3.1	$5.3

The unrecognized compensation expense under this plan is expected to be recognized over the remaining one year and six month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the six months ended June 30, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,385,483)	1.16
Forfeited	(31,159)	1.16
Outstanding shares at June 30, 2013	4,538,930	$1.16

Outstanding shares at January 1, 2012	7,270,341	$1.16
Granted	—	—
Exercised	(36,303)	1.16
Forfeited	(90,204)	1.16
Outstanding shares at June 30, 2012	7,143,834	$1.16

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

The stock based compensation expense for the six months ended June 30, 2013 and 2012 and the unrecognized compensation expense as of June 30, 2013 and 2012 under this plan were as follows (in millions):

	2013	2012
Stock based compensation expense	$0.1	$0.5
Unrecognized compensation expense	$2.9	$3.5

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year and six month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the six months ended June 30, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	—	—
Exercised	(10,308)	2.05
Forfeited	(64,551)	2.05
Outstanding shares at June 30, 2013	2,869,883	$2.05

Outstanding shares at January 1, 2012	3,807,146	$2.05
Granted	—	—
Exercised	(646,065)	2.05
Forfeited	(72,863)	2.05
Outstanding shares at June 30, 2012	3,088,218	$2.05

NOTE 12 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the six months ended June 30, 2013 and 2012 (in millions):

	2013	2012
Balance as of January 1,	$24.0	$21.0
Net earnings	3.0	3.9
Dividend paid	(0.9)	(1.7)
Other	(0.1)	(0.2)
Balance as of June 30,	$26.0	$23.0

NOTE 13 — FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012 (in millions):

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,209.4	$4,109.5	$4,213.9	$4,870.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2013 and December 31, 2012:

	Fair Value at: June 30, 2013 Using:				Fair Value at December 31, 2012 Using:
	Fair Value as of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Fair Value as of December	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
- Trading securities	$386.8	$386.8			$127.8	$127.8
- Available for sale debt securities:
Corporate bonds	0.4		$0.4		0.4		$0.4
Asset backed obligations	0.1		0.1		0.1		0.1
Mortgage backed securities	5.6		5.6		6.0		6.0

Accounts receivable:
- Derivatives — Not classified as hedges:
Provisionally priced sales:
Copper	30.1	30.1			70.8	70.8
Molybdenum	89.6	89.6	—	—	102.9	102.9	—	—
Total	$512.6	$506.5	$6.1	$—	$308.0	$301.5	$6.5	$—

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

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On July 18, 2013 the Board of Directors authorized a quarterly dividend of 12 cents per share payable on August 20, 2013 to SCC shareholders of record at the close of business on August 7, 2013.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices.  The average LME copper price was $3.42 per pound in the first half of 2013, 6.8% lower than in the first half of 2012. Average molybdenum, silver and zinc prices in the first half of 2013 also decreased 20.4%, 14.5% and 2.2%, respectively, over average prices in the first half of 2012. During the first half of 2013 per pound LME spot copper prices ranged from $3.01 to $3.74.  The LME spot price for copper closed at $3.06 per pound on June 28, 2013.

•            Sales structure. In the first half of 2013 approximately 77% of our revenue came from the sale of copper, 6% from molybdenum, 8% from silver and 9% from various other products, including zinc, gold and other materials.

•            Metal Markets and Prices   During the second quarter 2013 metal markets continued to be driven by some negative macroeconomic events that affected consumer expectations, the most important ones for basic metals were the slowdown of China’s economy and the continuing low consumption in Europe.

•           Copper. Despite the sound fundamentals for this market, we maintain our view that it is being affected by concerns about Chinese growth, LME stock increases, macroeconomic worries related to the end of the quantitative easing in the U.S. and Europe’s continuing economic crisis.

Of these factors, the increments in the LME and other warehouses inventories are creating some concerns regarding the copper market balance. We believe this is part of the commodities cycle and a temporary event. We expect in the following quarters a recovery of demand, particularly from Asia, which currently represents approximately 60% of world demand.

Regarding China, its gross domestic product (“GDP”) is growing at a rate of 7.5% per year. We believe this economic growth will increase Chinese copper demand in the near future as China ends its destocking phase.

Even though today, the U.S. represents only about 8% of the world demand for refined copper, the ongoing recovery of its economy is a key to copper demand since the U.S. is the most important secondary copper consumer, affecting copper demand in other economies.

On the supply side, despite some evidence of a market with oversupply we think that several structural factors, such as labor stoppages, technical problems, scrap shortages and other issues are affecting and will continue to affect copper supply, reducing the net impact of additional production coming from new projects and expansions.

We believe that, if the world’s economies continue to improve, we are positioned to take advantage of the positive future outlook of the copper market, through our investment program of organic growth, aimed at increasing production from our current capacity to 1.2 million tons by 2017.

•            Molybdenum represented 6% of our sales in the second quarter of 2013. In the last quarter we saw a 4.4% molybdenum demand growth that somewhat offset the impact of expected additional supply in the range of 20-25 million pounds per year coming from the Codelco and Climax projects.  Even though the current scenario for molybdenum prices is not positive, it is important to note that about 50% of the supply of this metal comes from primary or dedicated molybdenum mines, which have a cash cost  in the range of $11-13 dollars per pound. This creates a natural barrier for the molybdenum market adjusting production volume and thereby protecting secondary molybdenum producers such as SCC.

•            Silver represented 7% of our sales in the second quarter of 2013 and it is currently our second most significant by-product. Silver prices averaged $23.10 per ounce in the second quarter of 2013, 23% lower than its price in the first quarter of 2013.   We believe that prices will have strong support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

•            Zinc represented 3.6% of our sales in the second quarter of 2013. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption; however, inventories are currently at a relatively high level, which puts downward pressure on zinc prices.

•            Production. Due to the lower production at Buenavista, for 2013 we are reducing our current production guidance from 650,000 to 640,000 tons of copper. Of these, approximately 620,000 tons will come from our mines and 20,000 tons will come from third party copper concentrates. We also revised our molybdenum production guidance for 2013 from 19,800 to 18,800 ton, 3% more than our 2012 production.  We maintain our guidance to produce 16.3 million ounces of silver and 99,100 tons of zinc, 10% higher than 2012 production.

•            Capital Expenditures. In the first half of 2013, we spent $702.3 million on capital expenditures, 72.2% higher than in the first half of 2012, which represents 80.9% of net income.  In light of the current market volatility, we have conducted a review of our capital investment program based on our cash flow generation capacity and assuming different price scenarios. As a result of this review we expect to meet cash requirements for these projects from cash on hand, internally generated funds and from external financing, if required.

Despite the current uncertainties in the metals market, we maintain our commitment to the development of our capital program. At Buenavista, production capacity should increase from 180,000 tons to 488,000 tons of copper by 2015.  The Buenavista SXEW III plant, with an annual capacity of 120,000 tons, has an overall progress of 62% and should be completed during the second quarter of 2014. The new molybdenum plant, with an annual production capacity of 2,000 tons, was finished in the second quarter and will start commercial production during the third quarter. In addition, the Quebalix III project was completed in the first quarter 2013 and is currently operating at full capacity.

In Peru, we are quite concerned with current regulation which has put in place air quality standards that are well beyond the technological ability of what a modern smelter can achieve.  The standards will take effect on January 1, 2014 and are far more restrictive than the ones in effect in other countries.  In 2007, to comply with the PAMA environmental contract with the Peruvian government, we completed a $570 million investment to modernize the Ilo smelter. With this investment we increased our sulfur dioxide capture from 33% to 95%. The Ilo smelter modernization has been the most costly environmental investment in the Peruvian metallurgical industry.  We believe that current technology is not available to meet the new standard that comes into effect on January 1, 2014 and further believe that some rules under this regulation may allow continued operation in the absence of available feasible technology; thus, we will be able to continue to operate our Ilo smelter.  Additionally, we are studying ways to enhance compliance with the 80 ug/m3 standard under all weather conditions, including adverse ones and to this end have presented to the Peruvian environmental authorities a preliminary program. The program, which is in its initial stages, contemplates a five year period for enhancing compliance at an estimated cost of $350 million.  We continue to study and analyze the Ilo city air quality issues associated with our smelter and the options available for it.

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

Earnings: Net income attributable to SCC in the first six months of 2013 was $868.1 million a decrease of 26.7%, compared with the first six months of 2012. Net income represented 28.6% of total revenues. This decrease was principally a result of lower market prices of all our products and lower copper sales volume partially offset by higher silver, molybdenum and zinc sales volume.  The decrease in copper sales volume was principally due to lower production at our Toquepala mine in Peru and at our Buenavista mine in Mexico.

The table below highlights key financial and operational data for our Company for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Variance	2013	2012	Variance
Net sales (in millions)	$1,410	$1,660	$(250)	$3,033	$3,466	$(433)
Net income attributable to SCC (in millions)	$373	$564	$(191)	$868	$1,185	$(317)
Earnings per share	$0.44	$0.66	$(0.22)	$1.03	$1.39	$(0.36)
Dividends per share	$0.20	$0.53	$(0.33)	$0.44	$1.07	$(0.63)
Average LME copper price	$3.24	$3.57	$(0.33)	$3.42	$3.67	$(0.25)
Pounds of copper sold (in millions)	331	356	(25)	675	716	(41)

Production: The tables below highlights key mine production data for our Company for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,				Six months ended June 30,
			Variance				Variance
	2013	2012	Volume	%	2013	2012	Volume	%
Copper (in million pounds)	325.1	354.0	(28.9)	(8.2)%	654.7	691.1	(36.4)	(5.3)%
Molybdenum (in million pounds)	9.9	10.3	(0.4)	(4.2)%	20.5	20.5	—	—
Zinc (in million pounds)	59.6	49.0	10.6	21.7%	111.4	98.8	12.6	12.7%
Silver (in million ounces)	3.4	3.5	(0.1)	(4.1)%	6.5	6.9	(0.4)	(6.0)%

The table below highlights mine copper production data for our mines for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2013	2012	Volume	%	2013	2012	Volume	%
COPPER (in million pounds)
Toquepala	54.8	66.9	(12.1)	(18.0)%	108.6	135.8	(27.2)	(20.0)%
Cuajone	90.6	88.7	1.9	2.2%	178.8	169.2	9.6	5.7%
La Caridad	53.2	57.5	(4.3)	(7.5)%	106.8	108.9	(2.1)	(1.9)%
Buenavista	56.9	69.8	(12.9)	(18.6)%	120.9	140.5	(19.6)	(14.0)%
IMMSA	3.9	3.2	0.7	21.0%	7.4	6.3	1.1	17.1%
	259.4	286.1	(26.7)	(9.3)%	522.5	560.7	(38.2)	(6.8)%

SX-EW Toquepala	16.0	18.8	(2.8)	(14.6)%	31.8	35.7	(3.9)	(11.0)%
SX-EW La Caridad	13.5	13.1	0.4	3.1%	26.1	25.7	0.4	1.5%
SX-EW Buenavista	36.2	36.0	0.2	0.5%	74.3	69.0	5.3	7.6%
	65.7	67.9	(2.2)	(3.2)%	132.2	130.4	1.8	1.3%
Total mined copper	325.1	354.0	(28.9)	(8.2)%	654.7	691.1	(36.4)	(5.3)%

Copper mine production in the second quarter of 2013 decreased by 8.2% to 325.1 million pounds compared with 354 million pounds in the second quarter 2012. This decrease was the result of lower production at the Toquepala, Buenavista and La Caridad mines due to lower ore grades and recoveries.  The 18.6% decrease in Buenavista mine production was due to a temporary flood disruption.

Molybdenum mine production decreased by 4.2% in the second quarter of 2013 compared to the second quarter of 2012 due to lower production at the La Caridad mine as a result of lower grade and recoveries.

Silver mine production decreased 4.1% in the second quarter 2013 from the second quarter 2012, principally as a result of lower production at our Mexican and Peruvian open-pit mines partially offset by an increase in production at the Santa Eulalia mine.

Zinc mine production increased 21.7% in the second quarter of 2013, mainly as a result of a full period production at the Santa Eulalia mine after the flooding problems of prior years were resolved.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented below under the subheading “Non-GAAP Information Reconciliation” on pages 41 and 42.

We have defined operating cash cost per pound of copper produced as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges, net of sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge, and the change in inventory levels; divided by total pounds of copper produced by our own mines.

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three and six months ended June 30, 2013 and 2012.

Operating cash cost per pound of copper produced

(in millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2013	2012	Value	%	2013	2012	Value	%
Total operating cash cost	$649.5	$577.7	$71.8	12.4%	$1,273.6	$1,160.6	$113.0	9.7%
Total pounds of copper produced	316.8	348.8	(32.0)	(9.2)%	638.8	674.4	(35.6)	(5.3)%
Operating cash cost per pound(1)	$2.05	$1.66	$0.39	23.8%	$1.99	$1.72	$0.27	15.9%

(1) This is a non-GAAP measure. Please see page 41 and 42 for further detail.

Our operating cash cost per pound of copper produced for the second quarter of 2013 was about 39 cents higher than in the second quarter of 2012.  This increase in cost was largely attributable to cost inflation, which increased most of the inputs to our production process and higher labor cost due to wage increases for our Peruvian unionized workers.  In addition, a 9.2% decrease in copper production in the second quarter of 2013, as compared to the second quarter of 2012, added to the increase in unit cost.

The operating cash cost per pound of copper produced in the six month period of 2013 increased by 27 cents over the comparable 2012 period for much of the same reasons that affected the second quarter comparison.  However, as the percentage production decrease in the period was somewhat less than the second quarter, a decrease of 5.3% for the six month period, as compared to the second quarter decrease of 9.2%, the unitary cost increase was lessened.

Not included in the cash cost disclosed in the above chart is the value of by-product revenues. The practice of offsetting by-product revenues against operating cash cost per pound is common practice in the copper industry. The copper industry uses the measure to make investment decisions and monitor performance. In the second quarter of 2013 and 2012, by-product revenues amounted to $303.9 million, and $372.4 million or 95.9 cents and 106.7 cents on a per pound of copper produced basis, respectively.  In the first six months of 2013 and 2012 by-product revenues amounted to $633.8 million and $780.6 million or 99.2 cents and 115.7 cents on a per pound of copper produced basis, respectively.  The major components of these revenues include sales of molybdenum, silver, zinc and sulfuric acid. As the value of by-product revenues is tied directly to the sales process of these commodities, the value of the contribution can be very volatile.

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

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.9	$25.2	$1.3	$9.2

Business Segments: We view our Company as having three operating segments and manage on the basis of these segments.  These segments are our (1) Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities which service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities which service both mines.  The Mexican open-pit operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc and silver.

Segment information is included in our review of “Results of Operations” and also in Note 10 - “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by an exchange rate variance of the nuevo sol or the peso, resulting in a measurement loss or gain in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Peru:
Peruvian inflation rate	0.7%	0.5%	1.7%	1.5%

Initial exchange rate	2.589	2.668	2.551	2.697
Closing exchange rate	2.783	2.671	2.783	2.671
Appreciation/(devaluation)	(7.5)%	(0.1)%	(9.1)%	1.0%

Mexico:
Mexican inflation rate	(0.3)%	(0.2)%	1.3%	0.8%

Initial exchange rate	12.355	12.849	13.010	13.979
Closing exchange rate	13.024	13.653	13.024	13.653
Appreciation/(devaluation)	(5.4)%	(6.3)%	(0.1)%	2.3%

Capital Investment and Exploration Programs: We made capital expenditures of $385.5 million and $702.3 million for the three and six months ended June 30, 2013, compared with $230.3 million and $407.7 million in the comparable periods of 2012, respectively.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

Set forth below are descriptions of some of our current expected capital expenditure programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

The current status of our major capital expenditure projects is the following:

Buenavista Projects:  We continue the development of our $3.1 billion investment program at this unit which will allow us to increase its copper production capacity by approximately 170% from 180,000 tons to 488,000 tons by 2015, as well as our molybdenum production.

The new concentrator with molybdenum circuit project includes a concentrator with an estimated annual production capacity of 188,000 tons of copper and a second molybdenum plant with a 1,850 ton capacity. The project will also produce annually 2.3 million ounces of silver and 21,000 ounces of gold. The total capital budget of the project is $1,383.6 million and through June 30, 2013 has a 51% progress with a total investment of $301.9 million. The project is expected to be completed in the first half of 2015.

The SXEW III project is moving forward with an overall progress of 62% at June 30, 2013, due to an acceleration plan adopted in the first quarter of 2013 which will allow us to complete the project ahead of schedule and under budget. The total capital budget of the project is $444.0 million of which we have spent $218.4 million through June 30, 2013.  The project production capacity is 120,000 tons of copper cathodes per year and it is expected to start operating in the second quarter of 2014.

The Quebalix III facility achieved its full capacity in the second quarter 2013. The project construction was completed in February, and started operation in March 2013.  This project will allow crushing up to 15 million tons of mineral per year, improving the SXEW copper production by increasing recovery and reducing hauling cost and the time necessary to extract copper from mineral. The project was completed as scheduled and as budgeted with a total cost of $76 million.

The construction of the first molybdenum plant for the current Buenavista concentrator is completed and is currently operating.  The plant had a total cost of $38 million, and it is expected to have an average annual production of 2,000 tons of molybdenum.

Toquepala Projects:  Through June 30, 2013, we have spent a total of $257.7 million on Toquepala projects. A part of these projects include the construction of the new in-pit crusher and conveyor belt system to replace current mine rail haulage, which  we expect will reduce operating cost by approximately $5.5 million per year.

Regarding the Toquepala expansion, which is expected to increase average annual production by 100,000 tons of copper and 3,100 tons of molybdenum content, we continued negotiations with local communities and authorities as part of the process to obtain the project approval. In the second quarter of 2013 we made a contribution of S/.45 million (approximately $16 million) to the development fund of the Candarave province and, together with its authorities, we are selecting which development projects will be built.

Cuajone Projects:  Through June 30, 2013, we have spent a total of $142.4 million of a total budget of $157 million on two projects to increase productivity through technological improvements in this unit: the Variable Cut-off Ore Grade project and the HPGR project.  Actual production is showing the results of the variable cut-off ore grade project which has been completed at a cost of $112 million. The HPGR project is expected to start operations in the fourth quarter of 2013 and will allow us cost savings by reducing power consumption in the crushing process and obtaining a more finely crushed material.  We expect that both projects will be at full capacity by the end of the third quarter 2013, increasing annual production by 22,000 tons of copper and 700 tons of molybdenum.

On April 18, 2013, the Board approved $65.1 million for the acquisition of mine equipment to improve slope stability at the south area of the Cuajone mine. This project will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level.  The mine equipment to be acquired includes one shovel, five trucks, one drill and auxiliary equipment. Besides preparing the mine for the future, with this investment, the Company will avoid a reduction in average ore grade between 2014 and 2018, while maintaining current production levels.  At June 30, 2013, we have committed $62.1 million for the acquisition of this equipment.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage and construction of the drainage system for the lateral dam are finished.  We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment.  The project has a total budgeted cost of $66.0 million with $49.0 million expended through June 30, 2013.

Tia Maria project: We continue to work on a new EIA study that will address government guidance on these studies, in order to reach an agreement that is mutually satisfactory to all parties.  We are also working with our stakeholders in order to develop a social program for the benefit of the local communities.  We are confident that this initiative will have a positive effect on our stakeholders and will allow us to obtain approval for the development of the 120,000 ton annual production copper project.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six month periods ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,410.2	$1,659.9	$3,033.2	$3,465.8
Operating costs and expenses	(844.9)	(784.3)	(1,697.9)	(1,617.3)
Operating income	565.3	875.6	1,335.3	1,848.5
Non-operating income (expense)	(29.5)	(22.3)	(75.7)	(55.6)
Income before income taxes	535.8	853.3	1,259.6	1,792.9
Income taxes	(166.8)	(310.0)	(401.8)	(628.7)
Equity earnings of affiliate	5.1	22.0	13.3	24.7
Net income attributable to non-controlling interest	(1.4)	(1.8)	(3.0)	(3.9)
Net income attributable to SCC	$372.7	$563.5	$868.1	$1,185.0

Average Metal Prices:

The table below outlines the average metal prices during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Copper ($ per pound — LME)	$3.24	$3.57	(9.2)%	$3.42	$3.67	(6.8)%
Copper ($ per pound — COMEX)	$3.25	$3.55	(8.5)%	$3.43	$3.67	(6.5)%
Molybdenum ($ per pound)	$10.80	$13.65	(20.9)%	$11.04	$13.87	(20.4)%
Zinc ($ per pound — LME)	$0.83	$0.87	(4.6)%	$0.88	$0.90	(2.2)%
Silver ($ per ounce —COMEX)	$23.10	$29.45	(21.6)%	$26.56	$31.07	(14.5)%

Net Sales:

Net sales for the second quarter 2013 decreased by $249.7 million, compared with the second quarter of 2012. The 15% decrease in sales was principally due to the lower metal prices and lower copper and molybdenum sales volume, partially offset by higher zinc and silver sales volume resulting from higher production.

Net sales in the first six months of 2013 decreased by $432.6 million, compared with the first six months of 2012.  The 12.5% decrease was the result of lower metal prices and copper sales volume, partially offset by higher zinc, silver and molybdenum sales volume.

The table below presents information regarding the volume of our copper sales by segment for the three and six month periods ended June 30, 2013 and 2012:

Copper Sales (million pounds):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Peruvian operations	157.5	177.9	(20.4)	319.7	359.6	(39.9)
Mexican open-pit	173.1	178.1	(5.0)	355.5	356.4	(0.9)
Mexican IMMSA unit	4.7	5.9	(1.2)	9.4	10.5	(1.1)
Other and intersegment elimination	(4.7)	(5.8)	1.1	(9.4)	(10.4)	1.0
Total	330.6	356.1	(25.5)	675.2	716.1	(40.9)

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six month periods ended June 30, 2013 and 2012:

By-product Sales:

(in million pounds except silver	Three Months Ended June 30,			Six Months Ended June 30,
— in million ounces)	2013	2012	Variance	2013	2012	Variance
Peruvian operations
Molybdenum contained in concentrates	3.8	3.7	0.1	7.2	8.6	(1.4)
Silver	0.9	1.2	(0.3)	1.7	2.1	(0.4)

Mexican open-pit
Molybdenum contained in concentrates	6.1	6.5	(0.4)	13.4	11.8	1.6
Silver	2.7	2.1	0.6	5.6	4.3	1.3

Mexican IMMSA unit
Zinc — refined and in concentrate	55.9	52.4	3.5	107.6	106.7	0.9
Silver	1.3	1.5	(0.2)	2.4	2.9	(0.5)

Other and intersegment elimination Silver	(0.5)	(0.6)	0.1	(1.0)	(1.2)	0.2

Total by-product sales
Molybdenum contained in concentrates	9.9	10.2	(0.3)	20.6	20.4	0.2
Zinc — refined and in concentrate	55.9	52.4	3.5	107.6	106.7	0.9
Silver	4.4	4.2	0.2	8.7	8.1	0.6

Sales Value per Segment:

	Three Months Ended June 30, 2013 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$573.0	$13.7	$520.9	$(13.7)	$1,093.9
Molybdenum	57.0	—	34.2	—	91.2
Zinc	—	50.2	—	—	50.2
Silver	60.4	27.3	21.1	(9.7)	99.1
Other	33.7	24.2	19.9	(2.0)	75.8
Total	$724.1	$115.4	$596.1	$(25.4)	$1,410.2

	Three Months Ended June 30, 2012 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$634.5	$18.3	$637.6	$(18.3)	$1,272.1
Molybdenum	77.4	—	42.7	—	120.1
Zinc	—	49.3	—	—	49.3
Silver	59.9	41.0	35.0	(16.4)	119.5
Other	48.0	23.4	30.7	(3.2)	98.9
Total	$819.8	$132.0	$746.0	$(37.9)	$1,659.9

	Six Months Ended June 30, 2013 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,236.6	$28.7	$1,111.7	$(28.7)	$2,348.3
Molybdenum	129.2	—	66.1	—	195.3
Zinc	—	100.8	—	—	100.8
Silver	148.8	60.4	44.4	(24.0)	229.6
Other	72.1	47.4	44.4	(4.7)	159.2
Total	$1,586.7	$237.3	$1,266.6	$(57.4)	$3,033.2

	Six Months Ended June 30, 2012 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,322.2	$33.6	$1,333.0	$(33.6)	$2,655.2
Molybdenum	149.8	—	107.1	—	256.9
Zinc	—	103.1	—	—	103.1
Silver	132.0	85.5	64.5	(35.1)	246.9
Other	94.6	48.3	67.9	(7.1)	203.7
Total	$1,698.6	$270.5	$1,572.5	$(75.8)	$3,465.8

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$297.4	$386.2	$643.8	$886.8
Europe	252.5	396.6	470.0	753.4
Mexico	400.3	418.9	847.2	838.9
Peru	68.9	74.8	167.8	152.3
Chile	86.2	107.4	183.1	245.7
Brasil	116.9	99.1	236.5	232.0
Other Latin America	32.0	32.5	53.0	64.3
Asia	156.0	144.4	431.8	292.4
Total	$1,410.2	$1,659.9	$3,033.2	$3,465.8

Operating Costs and Expenses:

The table below summarized the production cost structure by major components for the three and six months ended June 30, 2013 and 2012 as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Power	19.9%	21.0%	20.2%	21.8%
Labor	16.5%	14.8%	16.1%	14.7%
Fuel	14.4%	14.6%	14.4%	14.3%
Maintenance	15.7%	17.0%	15.7%	16.9%
Operating material	17.9%	18.1%	18.2%	17.9%
Other	15.6%	14.5%	15.4%	14.4%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $844.9 million in the second quarter 2013, compared with $784.3 million in the comparable period of 2012.  The increase of $60.6 million was primarily due to:

•                 $44.4 million of higher cost of sales (exclusive of depreciation, amortization and depletion), and

•                  $15.1 million of higher depreciation and amortization expenses, mainly at our Mexican operations due to the increase in equipment place in service.

Cost of sales (exclusive of depreciation, amortization and depletion) in the second quarter of 2013 was $712.3 million, compared with $667.9 million in the same period of 2012.  The increase of $44.4 million was primarily due to:

•                  $14.6 million of higher fuel and power cost, mainly at the Mexican operations due to increase in consumption resulting from the new equipment.

•                  $18.7 million of higher labor cost, due to recent labor agreement with our Peruvian unions and currency translation effect,

•                  $28.5 million of higher operating and repair material costs, partially offset by

•                  $(18.4) million of lower workers participation, due to lower earnings.

Six months: Operating costs and expenses were $1,697.9 million in the six months ended June 30, 2013, compared with $1,617.3 million in the comparable period of 2012.  The increase of $80.6 million was primarily due to:

•                  $49.2 million of higher cost of sales (exclusive of depreciation, amortization and depletion), and

•                  $28.7 million of higher depreciation and amortization expenses, mainly at our Mexican operations due to the increase in equipment place in service.

Cost of sales (exclusive of depreciation, amortization and depletion) in the six months ended June 30, 2013 was $1,439.0 million compared with $1,389.8 million in the same period of 2012.  The increase of $49.2 million was primarily due to:

•                  $16.8 million of higher fuel and power cost, mainly at the Mexican operations due to increase in consumption resulting from the new equipment.

•                  $30.0 million of higher labor cost, due to recent labor agreement with our Peruvian unions and currency translation effect, and

•                  $48.0 million of higher operating and repair material, partially offset by

•                  $(41.1) million of lower workers’ participation, and

•                  $(13.3) million of lower mining royalties, both due to lower earnings.

Non-Operating Income (Expense):

Non-operating income and expense were an expense of $29.5 million and $75.7 million in the three and six month periods ended June 30, 2013, respectively, compared to an expense of $22.3 million and $55.6 million in the comparable periods of 2012.

Second quarter: The $(7.2) million increase in non-operating expenses in the second quarter of 2013 is principally due to:

•                  $(19.1) million of higher interest expense as result of the issuance of $1.5 billion of secured notes in November 2012.

•                  $12.5 million of higher capitalized interest mainly at our Mexican operations due to higher capital investments at the Buenavista mine.

•                  $(18.2) million of the 2012 gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation, and

•                  $16.2 million from the return of funds from Coimolache expensed during the exploration stage of the Tantahuatay mine

Six months: The increase of $(20.1) million in non-operating expense in the first six months of 2013 is principally due to:

•                  $(37.2) million of higher interest expense as result of the issuance of $1.5 billion of secured notes in November 2012.

•                  $21.9 million of higher capitalized interest mainly at our Mexican operations due to higher capital investments at the Buenavista mine.

•                  $(18.2) million of the 2012 gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation

•                  $(5.5) million of 2012 gain on short-term investment resulting from the increase in the market value of our investment in trading securities, and

•                  $16.2 million from the partially return of funds from Coimolache spent during the exploration stage of the Tantahuatay mine.

Income taxes: The income tax provision for the first six months of 2013 and 2012 was $401.8 million and $628.7 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 31.9% for the first six months of 2013 as compared to 35.1% in the first six months of 2012.  The decrease in the effective tax rate in the first six months of 2013 from the tax rate in the 2012 period was principally caused by a reduction in forecasted dividends from our Mexican subsidiaries in 2013 when compared to the same period in 2012.

Segment Results Analysis:

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	Value	%	2013	2012	Value	%
Net sales	$596.1	$746.0	$(149.9)	(20.1)%	$1,266.6	$1,572.5	$(305.9)	(19.5)%
Operating costs and expenses	(378.5)	(387.2)	8.7	(2.2)%	(752.2)	(799.7)	47.5	(5.9)%
Operating income	$217.6	$358.8	$(141.2)	(39.4)%	$514.4	$772.8	$(258.4)	(33.4)%

Second quarter:  Net sales in the second quarter of 2012 were $596.1 million, compared with $746.0 million in the second quarter of 2012.  The decrease of $149.9 million was primarily the result of lower market prices and lower copper and silver sales volume.  Copper price decreased by 9.2% and copper sales volume decreased by 11.5%.

Operating costs and expenses in the second quarter of 2013 decreased by $8.7 million to $378.5 million from $387.2 million in the second quarter of 2012, primarily due to $13.9 million of lower cost of sales (exclusive of depreciation, amortization and depletion) partially offset by $3.2 million of higher depreciation, amortization and depletion.

Cost of sales (exclusive of depreciation, amortization and depletion) for the second quarter of 2013 was $318.8 million, compared to $332.7 million in the comparable 2012 period.  The decrease of $13.9 million in cost of sales was principally due to:

•                  $(24.7) million of lower cost of copper purchased from third parties which was replaced by our own production.

•                  $  (7.8) million of lower mining royalties due to lower earnings

•                  $  (5.6) million of lower workers’ participation also due to lower earnings

•                  $  (2.4) million of lower currency translation effect due to the appreciation of the nuevo sol

•                  $  (2.0) million of lower fuel and power costs due to lower unit cost

•                  $  (1.0) million of lower sales expenses, partially offset by

•                  $ 12.5 million of higher labor costs mainly due to salary increases and currency translation effect

•                  $ 17.0 million of higher operating and repair material cost due to cost inflation.

Six months: Net sales in the first six months of 2013 were $1,266.6 million, compared with $1,572.5 million in the first six months of 2012.  The decrease of $305.9 million was the result of lower market prices and lower metal sales volume.  Copper sales volume decreased by 39.9 million pounds, molybdenum by 1.4 million pounds and silver by 0.4 million ounces.

Operating costs and expenses in the first six months of 2013 decreased by $47.5 million to $752.2 million from $799.7 million in the first six months of 2012, primarily due to lower cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) for the first six months of 2013 was $635.7 million compared to $691.9 million in the comparable 2012 period, with a decrease of $56.2 million.  The principal elements of cost of sales, causing this decrease, are the following:

•                  $(27.4) million of lower cost of copper purchased from third parties which was replaced by our own production.

•                  $(12.6) million of lower mining royalties due to lower earnings

•                  $(16.2) million of lower workers’ participation also due to lower earnings

•                  $(34.6) million of lower inventory consumption.

•                  $(3.5) million of lower currency translation effect due to the appreciation of the nuevo sol, partially offset by

•                  $20.6 million of higher labor costs mainly due to salary increases and currency translation effect.

•                  $27.3 million of higher operating and repair material cost due to cost inflation.

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	Value	%	2013	2012	Value	%
Net sales	$724.1	$819.8	$(95.7)	(11.7)%	$1,586.7	$1,698.6	$(111.9)	(6.6)%
Operating costs and expenses	(389.8)	(358.7)	(31.1)	8.7%	(820.4)	(721.3)	(99.1)	13.7%
Operating income	$334.3	$461.1	$(126.8)	(27.5)%	$766.3	$977.3	$(211.0)	(21.6)%

Second quarter: Net sales in the second quarter of 2013 were $724.1 million, compared to $819.8 million in the second quarter of 2012.  The decrease of $95.7 million was due to lower metal prices and lower copper and molybdenum sales volume, partially offset by higher silver sales volumes. Copper and molybdenum sales volume decreased by 5.0 million pounds and 0.4 million pounds, respectively, while silver sales volume increased by 0.6 million ounces.

Operating costs and expenses in the second quarter of 2013 increased by $31.1 million from the comparable 2012 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $24.6 million to $336.7 million in the second quarter of 2013 from $312.1 million in the same period of 2012.  The increase in cost of sales included:

•                  $13.8 million of higher fuel and power cost mainly due to increase in consumption resulting from the new equipment.

•                  $ 4.8 million of higher labor cost due to the increase in labor force at the Buenavista mine.

•                  $10.3 million of higher operating and repair material cost due to cost inflation, partially offset by

•                  $(12.7) million of lower workers’ participation due to lower earnings.

Six months:  Net sales in the first six months of 2013 were $1,586.7 million, compared to $1,698.6 million in the first six months of 2012.  The decrease of $111.9 million was due to lower metal prices and copper sales volume, partially offset by higher molybdenum and silver sales volumes. Copper sales volume decreased 0.9 million pounds while molybdenum and silver sales volume increased by 1.6 million pounds and 1.3 million ounces, respectively.

Operating costs and expenses in the first six months of 2013 increased by $99.1 million from the comparable 2012 period, primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased $85.7 million to $717.4 million in the first six months of 2013 from $631.7 million in the same period of 2012.  The increase in cost of sales included:

•                  $17.2 million of higher fuel and power cost, mainly due to increase in consumption resulting from the new equipment.

•                  $ 7.3 million of higher labor cost due to the increase in labor force at the Buenavista mine.

•                  $17.6 million of higher operating and repair material cost

•                  $25.6 million of higher cost of copper purchased from third parties, and

•                  $54.5 million of higher inventory consumption, partially offset by

•                  $(22.7) million of lower workers’ participation due to lower earnings and

•                  $(14.5) million of higher capitalized leachable material cost.

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	Value	%	2013	2012	Value	%
Net sales	$115.4	$132.0	$(16.6)	(12.6)%	$237.3	$270.5	$(33.2)	(12.3)%
Operating costs and expenses	(106.1)	(86.4)	(19.7)	22.8%	(195.8)	(178.0)	(17.8)	10.0%
Operating income	$9.3	$45.6	$(36.3)	(79.6)%	$41.5	$92.5	$(51.0)	(55.1)%

Second quarter: Net sales decreased by $16.6 million to $115.4 million in the second quarter of 2013 from $132.0 million in the second quarter of 2012.  The decrease of 12.6% was primarily due to lower metal prices and lower copper and silver sales volume, partially offset by higher zinc sales volume.

Operating costs and expenses in the second quarter of 2013 increased by $19.7 million from the comparable 2012 period.  This increase was primarily due to $18.7 million of higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to production cost inflation.

Six months: Net sales in the first six months of 2013 were $237.3 million, compared to $270.5 million in the same period of 2012.  This decrease of $33.2 million in net sales was primarily due to lower metal prices and lower copper and silver sales volume, partially offset by higher zinc sales volume.

Operating costs and expenses in the first six months of 2013 increased by $17.8 million from the comparable 2012 period.  This increase was primarily due to higher cost of sales (exclusive of depreciation, amortization and depletion).

Cost of sales (exclusive of depreciation, amortization and depletion) increased by $16.3 million to $161.6 million in the first six months of 2013 from $145.3 million in the first six months of 2012.  The increase was principally related to higher production cost due to production cost inflation.

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income displayed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 10 — “Segments and related information” of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the six months ended June 30, 2013 and 2012 (in millions):

	2013	2012	Variance
Net cash provided from operating activities	$900.4	$1,097.5	$(197.1)
Net cash used for investing activities	$(950.1)	$(236.0)	$(714.1)
Net cash used for financing activities	$(441.7)	$(649.5)	$207.8

Net cash provided from operating activities:

The six months ended June 30, 2013 and 2012 change in working capital includes (in millions):

	2013	2012	Variance
Accounts receivable	$181.0	$63.1	$117.9
Inventories	(63.6)	(32.9)	(30.7)
Accounts payable and accrued liabilities	(187.9)	(234.5)	46.6
Other operating assets and liabilities	(100.5)	(20.0)	(80.5)
Total	$(171.0)	$(224.3)	$53.3

Six months ended June 30, 2013:  In the first six months of 2013 net income was $871.1 million.  Significant items (deducted from), or added, to arrive to operating cash flow included, depreciation, amortization and depletion of $184.1 million, $10.7 million for a deferred tax provision and $11.1 million of currency translation loss, which increased operating cash flow.

In addition, in the first six months of 2013 an increase in working capital decreased operating cash flow by $(171.0) million and includes:

•                  $181.0 million of decrease in accounts receivable value principally due to lower sales prices.

•                  The increase in inventory was primarily due to $(63.6) million of increase long-term leachable material inventory, mainly at our Buenavista mine.

•                  The decrease in accounts payable and accrued liabilities of $(187.9) million was primarily due to the income tax and workers’ participation payments as well as lower accrual due to the decrease in earnings.

•                  The increase in other assets and liabilities of $100.5 million was primarily due to $53.9 million of prepaid labor costs related to the new Peruvian collective bargain agreements and $42.8 million of other prepaid expenses.

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

In addition, in the first six months of 2012 an increase in working capital decreased operating cash flow by $224.3 million and includes:

•                  The $63.1 million decrease in accounts receivable value increased cash flow and was principally due to lower sales prices.

•                  The increase in inventory was primarily due to $(59.2) million of increase long-term leachable material inventory, mainly at our Buenavista mine, and an increase of $(21.9) million of. supplies inventory, also mainly at our Mexican operations, partially offset by a decrease of $48.1 million in copper inventory, mainly copper in process due to the process and sale of copper from third parties at our Peruvian operations.

•                 The decrease in accounts payable and accrued liabilities of $(234.5) million was primarily due to the income tax and workers’ participation payments.

Net cash used for investing activities:

Six months ended June 30, 2013:  Net cash (used for) provided from investing activities in the first six months of 2013 included $702.3 million for capital expenditures.  The capital expenditures include:

•                  $599.1 million of investments at our Mexican operations:

•                  $ 135.5 million for the Buenavista mine equipment

•                  $ 145.3 million for the new Buenavista concentrator

•                  $ 71.4 million for the SXEW III project,

•                  $ 13.1 million for the new molybdenum plant at Buenavista

•                  $ 31.4 million at our IMMSA unit, and

•                  $ 202.4 million for various other replacement expenditures

•                  $103.2 million of investments at our Peruvian operations:

•                  $25.9 million for the Toquepala projects,

•                  $  6.1 million for the Cuajone projects, and

•                  $71.2 million for various other replacement expenditures.

The first six months of 2013 investment activities also include a net purchase of short-term investments of $258.6 million, compared with an investment of $148.2 million in 2012. The 2013 period includes $13.3 million received from a loan to MGE.

Six months ended June 30, 2012:   Net cash (used for) provided from investing activities in the first six months of 2012 included a net redemption of short-term investments of $148.2 million, $18.2 million from the sale of our minority participation in Compania Internacional Minera, $5.3 million from the sale of equipment and $407.7 million for capital expenditures.  The capital expenditures include:

•                  $88.1 million of investments at our Peruvian operations:

•                  $13.0 million for the Toquepala projects,

•                  $32.0 million for the Cuajone projects, and

•                  $43.1 million for various other replacement expenditures.

•                  $319.6 million of investments at our Mexican operations:

•                  $95.6 million for the Buenavista mine equipment

•                  $47.5 million for the new Buenavista concentrator

•                  $125.8 million for the SXEW III project,

•                  $4.1 million for the new molybdenum plant at Buenavista

•                  $28.1 million at our IMMSA unit, and

•                  $18.5 million for various other replacement expenditures.

Net cash used for financing activities:

Net cash used for financing activities in the first six months of 2013 was $441.7 million, compared with $649.5 million in the first six months of 2012.  The first six months of 2013 included a dividend distribution of $372.0 million, compared with a distribution of $610.2 million in the 2012 period.  Also, the first six months of 2013 included cash used to repurchase 2.1 million of our common shares at a cost of $64.5 million, compared with a repurchase of 1.1 million shares of our common shares at a cost of $33.2 million in the 2012 period.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On May 21, 2013, we paid a quarterly dividend of 20 cents per share, totaling $169.1 million.  On July 18, 2013, our Board of Directors authorized a quarterly dividend of 12 cents per share, expected to total $101.1 million, to be paid on August 20, 2013 to SCC shareholders of record at the close of business on August 7, 2013.

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

Contractual Obligations:

There were no material changes in our contractual obligations in the first six months of 2013. Please refer to item 7 in our 2012 annual report on Form 10-K for further information regarding our contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Second quarter 2013		Second quarter 2012
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$712.3	$2.248	$667.9	$1.915
Add:
Selling, general and administrative	27.4	0.086	25.4	0.073
Less:
Workers’ participation	(55.0)	(0.174)	(73.4)	(0.210)
Cost of metal purchased from third parties	(52.5)	(0.166)	(66.2)	(0.190)
Sales premiums net of treatment and refining charge	(8.9)	(0.028)	(1.4)	(0.004)
Royalty charge and other, net	2.3	0.009	(9.1)	(0.027)
Inventory change	23.9	0.075	34.5	0.099
Operating cash cost	$649.5	$2.050	$577.7	$1.656
Total pounds of copper produced (in millions)	316.8		348.8

	First six months 2013		First six months 2012
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	1,439.0	$2.253	$1,389.8	$2.061
Add:
Selling, general and administrative	52.8	0.083	50.8	0.075
Less:
Workers’ participation	(109.9)	(0.172)	(151.0)	(0.224)
Cost of metal purchased from third parties	(119.4)	(0.187)	(102.0)	(0.151)
Sales premiums net of treatment and refining charge	(14.6)	(0.023)	(6.4)	(0.009)
Royalty charge and other, net	(18.1)	(0.029)	(31.7)	(0.047)
Inventory change	43.8	0.069	11.1	0.016
Operating cash cost	$1,273.6	$1.994	$1,160.6	$1.721

Total pounds of copper produced (in millions)	638.8		674.4

Not included in the cash cost disclosed in the above chart is the value of by-product revenues. Please see page 30.

IMPACT OF NEW ACCOUNTING STANDARDS

During the second quarter of 2013, there were no new accounting standard updates which impacted our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual’ net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.9	$25.2	$1.3	$9.2

Foreign currency exchange risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by an exchange rate variance of the nuevo sol or the peso, resulting in a measurement loss or gain in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Peru:
Peruvian inflation rate	0.7%	0.5%	1.7%	1.5%

Initial exchange rate	2.589	2.668	2.551	2.697
Closing exchange rate	2.783	2.671	2.783	2.671
Appreciation/(devaluation)	(7.5)%	(0.1)%	(9.1)%	1.0%

Mexico:
Mexican inflation rate	(0.3)%	(0.2)%	1.3%	0.8%

Initial exchange rate	12.355	12.849	13.010	13.979
Closing exchange rate	13.024	13.653	13.024	13.653
Appreciation/(devaluation)	(5.4)%	(6.3)%	(0.1)%	2.3%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2013 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$(6.3)
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	7.7
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	(16.3)
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$19.9

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at June 30, 2013.  As most of our debt is at fixed rates, a change in market interest rates of 1% would not have a material impact on our cash flows.

Provisionally priced sales:

At June 30, 2013, we have recorded provisionally priced sales of 9.9 million pounds of copper, at an average forward price of $3.06 per pound.  Also we have recorded provisionally priced sales of 8.8 million pounds of molybdenum at the June 30, 2013 market price of $10.28 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

Short-term Investment:

Short-term investments were as follows ($ in millions):

	At June 30, 2013	At December 31, 2012
Trading securities	$386.8	$127.8
Weighted average interest rate	2.05%	1.87%

Available for sale	$6.1	$6.5
Weighted average interest rate	0.41%	0.43%
Total	$392.9	$134.3

Trading securities: consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2013 and December 31, 2012, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2013 and December 31, 2012, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended June 30				Six months ended June 30,
	2013		2012		2013		2012
Trading securities:
Interest earned	$1.4		$0.9		$2.0		$1.6
unrealized gain (loss)	(0.1)		0.1		1.0		5.1

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.4		$0.9		$0.4		$1.2

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

Galaz, Yamazaki, Ruiz Urquiza S.C.
Member of Deloitte Touche Tohmatsu Limited

C.P.C. Arturo Vargas Arellano
Mexico City, Mexico
August 5, 2013

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors

The following contains information that supplement the risk factors included in Part I, Item 1A Risk Factors of our Annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013.

Environmental, health and safety laws, regulatory response to climate change, and other regulations may increase our costs of doing business, restrict our operations or result in operational delays.

In August 2008, the Peruvian government enacted environmental regulations establishing stringent new air quality standards (“AQS”) for sulfur dioxide, (“SO2”) emissions for Peruvian territory.  The first step set at 80 ug/m3 came into effect on January 1, 2009.  The next step, to become effective January 1, 2014, at 20 ug/m3, is subject to availability and feasibility of technology.  These new standards are unlike recognized world AQS that generally range from about 105 ug/m3 to over 250 ug/m3 in places with smelters or industries.

In 2007, we completed a $570 million modernization of our Ilo smelter, in order to comply with our agreement with the government to increase our SO2 recapture from 33% to 92%.  The current SO2 Ilo smelter recapture is 95% which, with prevailing weather conditions at Ilo, complies most of the time with the applicable current standard of 80 ug/m3.

We believe that current technology is not available to meet the new standard that comes into effect on January 1, 2014. and further believe that some rules under this regulation may allow continued operation in the absence of available feasible technology; thus, we will be able to continue to operate our Ilo smelter. Additionally, we are studying ways to enhance compliance with the 80 ug/m3 standard under all weather conditions, including adverse ones and to this end have presented to the Peruvian environmental authorities a preliminary program. The program, which is in its initial stages, contemplates a five year period for enhancing compliance at an estimated cost of $350 million.  We continue to study and analyze the Ilo city air quality issues associated with our smelter and the options available for it.  However, we cannot offer assurance that our interpretation of these rules will not be challenged by the Peruvian government.

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

		Total Number of	Average	Total Number of Shares Purchased as	Maximum Number of Shares that May Yet Be Purchased
Period		Shares	Price Paid	Part of Publicly	Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $27.62	($ in millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	10/31/12	4,442,336	33.17	46,914,486		147.3
2013:
04/01/13	04/30/13	1,500	32.96	46,915,986		0.1
05/01/13	05/31/13	782,800	32.31	47,698,786		25.2
06/01/13	06/30/13	1,350,000	29.05	49,048,786		39.2
Total second quarter		2,134,300	30.25			64.5
Total purchased		49,048,786	$19.22		2,077,643	$942.6

As a result of the repurchase of shares of SCC’s common stock Grupo Mexico’s direct and indirect ownership is 81.5% as of June 30, 2013.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2013 and 2012; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 5, 2013

/s/ Raul Jacob
Raul Jacob Chief Financial Officer
Vice President, Finance and Chief Financial Officer

August 5, 2013

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2013 and 2012; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.