Form 10-Q
period 2013-09-30
SOUTHERN COPPER CORP/
filed 2013-10-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

or

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

As of October 25, 2013 there were outstanding 839,992,838 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2013 and 2012	3

	Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	4

	Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012	5

	Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-44

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45-46

Item 4.	Controls and procedures	47

	Report of Independent Registered Public Accounting Firm	48

Part II. Other Information:

Item 1.	Legal Proceedings	49

Item 1A.	Risk factors	49

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49

Item 4.	Mine Safety Disclosures	50

Item 6.	Exhibits	50-51

	Signatures	52

	List of Exhibits	53-54

Exhibit 15	Independent Accountants’ Awareness Letter	55

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	57

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	58

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	59

Exhibit 101

Financial statements for the three and nine months ended September 30, 2013 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 7)	$1,384,507	$1,552,379	$4,417,732	$5,018,191
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	666,037	670,861	2,105,014	2,060,664
Selling, general and administrative	24,107	23,758	76,933	74,551
Depreciation, amortization and depletion	101,489	81,283	285,577	236,655
Exploration	11,983	12,470	33,958	33,795
Legal fees related to SCC shareholder derivative lawsuit	—	316,233	—	316,233
Total operating costs and expenses	803,616	1,104,605	2,501,482	2,721,898
Operating income	580,891	447,774	1,916,250	2,296,293

Interest expense	(67,543)	(48,458)	(199,320)	(143,042)
Capitalized interest	18,303	18,827	46,249	24,889
Other income (expense)	1,724	3,527	19,507	29,086
Interest income	5,515	3,828	15,790	11,238
Income before income taxes	538,890	425,498	1,798,476	2,218,464

Income taxes	195,190	219,802	596,942	848,544
Net income before equity earnings of affiliate	343,700	205,696	1,201,534	1,369,920
Equity earnings of affiliate	1,865	13,565	15,169	38,239
Net income	345,565	219,261	1,216,703	1,408,159
Less: Net income attributable to the non-controlling interest	1,344	1,395	4,353	5,316
Net income attributable to SCC	$344,221	$217,866	$1,212,350	$1,402,843

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.41	$0.26	$1.44	$1.65
Dividends paid	$0.12	$0.24	$0.56	$1.31
Weighted average common shares outstanding - basic and diluted	841,946	848,419	844,148	849,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$345,565	$219,261	$1,216,703	$1,408,159

Other comprehensive income (loss) net of tax:
Derivative instruments classified as cash flow hedge:
Decrease in accumulated unrealized loss (gain) in prior period	—	—	—	(5,447)

Total comprehensive income	$345,565	$219,261	$1,216,703	$1,402,712

Comprehensive income attributable to the non-controlling interest	$1,344	$1,395	$4,353	$5,338
Comprehensive income attributable to SCC	$344,221	$217,866	$1,212,350	$1,397,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2013	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,795,299	$2,459,488
Short-term investments	363,464	134,298
Accounts receivable trade	487,222	669,333
Accounts receivable other (including related parties 2013 - $30,434 and 2012 - $25,740)	95,431	82,636
Inventories	704,648	682,749
Deferred income tax	81,091	103,193
Other current assets	203,092	156,262
Total current assets	3,730,247	4,287,959

Property, net	6,032,088	5,156,731
Leachable material, net	373,627	262,795
Intangible assets, net	110,214	109,300
Related parties receivable	161,244	183,950
Deferred income tax	258,809	205,939
Other assets	269,442	177,075
Total assets	$10,935,671	$10,383,749

LIABILITIES
Current liabilities:
Current portion of long-term debt	$5,000	$10,000
Accounts payable (including related parties 2013 -$13,423 and 2012 - $20,310)	456,850	475,566
Accrued income taxes	—	12,198
Accrued workers’ participation	148,153	266,571
Accrued interest	92,557	70,582
Other accrued liabilities	33,489	22,218
Total current liabilities	736,049	857,135

Long-term debt	4,204,646	4,203,863
Deferred income taxes	170,621	141,426
Non-current taxes payable	214,934	214,934
Other liabilities and reserves	74,518	59,065
Asset retirement obligation	124,948	118,226
Total non-current liabilities	4,789,667	4,737,514

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,335,966	3,320,927
Retained earnings	3,089,414	2,350,126
Accumulated other comprehensive income	4,032	4,032
Treasury stock, at cost, common shares	(1,055,432)	(918,791)
Total Southern Copper Corporation stockholders’ equity	5,382,826	4,765,140
Non-controlling interest	27,129	23,960
Total equity	5,409,955	4,789,100

Total liabilities and equity	$10,935,671	$10,383,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$345,565	$219,261	$1,216,703	$1,408,159
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	101,489	81,283	285,577	236,655
Equity earnings of affiliate, net of dividends received	(1,079)	(2,654)	(6,588)	(19,593)
Loss (income) on currency translation effect	(573)	3,358	10,490	(3,302)
Provision (benefit) for deferred income taxes	(9,769)	56,808	912	76,116
Gain on sale of investment	—	—	—	(18,200)
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	1,148	97,607	182,111	160,667
Inventories	(69,104)	(56,581)	(132,731)	(89,481)
Accounts payable and accrued liabilities	170,346	345,506	(17,546)	111,006
Other operating assets and liabilities	(70,847)	(44,869)	(171,341)	(64,834)
Net cash provided from operating activities	467,176	699,719	1,367,587	1,797,193

INVESTING ACTIVITIES
Capital expenditures	(488,249)	(258,224)	(1,190,501)	(665,944)
Proceeds from (purchase of) short-term investments, net	29,469	(5,946)	(229,166)	142,253
Decrease (increase) in loan to affiliate	9,454	(37,599)	22,706	(37,599)
Sale of investment	—	—	—	18,200
Other	(1,981)	93	(4,454)	5,373
Net cash used for investing activities	(451,307)	(301,676)	(1,401,415)	(537,717)

FINANCING ACTIVITIES
Debt repaid	—	—	(5,000)	(5,000)
Dividends paid to common stockholders	(101,028)	(203,723)	(473,062)	(813,883)
Distributions to non-controlling interest	(231)	(533)	(1,097)	(2,253)
Repurchase of common shares	(59,431)	(99,185)	(123,991)	(132,369)
Other	263	154	1,053	758
Net cash used for financing activities	(160,427)	(303,287)	(602,097)	(952,747)

Effect of exchange rate changes on cash and cash equivalents	175	(16,322)	(28,264)	2,958
			—
Increase (decrease) in cash and cash equivalents	(144,383)	78,434	(664,189)	309,687

Cash and cash equivalents, at beginning of period	1,939,682	1,079,371	2,459,488	848,118
Cash and cash equivalents, at end of period	$1,795,299	$1,157,805	$1,795,299	$1,157,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

In the opinion of Southern Copper Corporation, (the “Company” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2013 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2013 and 2012.  The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2012 and notes included in the Company’s 2012 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30, 2013	At December 31, 2012

Trading securities	$357.4	$127.8
Weighted average interest rate	2.18%	1.87%

Available-for-sale	$6.1	$6.5
Weighted average interest rate	0.42%	0.43%
Total	$363.5	$134.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and at September 30, 2013 and December 31, 2012, included corporate bonds and asset and mortgage backed obligations.  As of September 30, 2013 and December 31, 2012, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2013		2012		2013		2012
Trading securities:
Interest earned	$1.9		$0.9		$3.9		$2.5
Unrealized gain (loss)	(3.3)		3.7		(2.3)		8.8

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$—		$0.2		$0.4		$1.4

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At September 30, 2013	At December 31, 2012
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$79.8	$101.1
Work-in-process	324.7	297.4
Supplies at average cost	300.1	284.2
Total current inventory	$704.6	$682.7

Inventory, long-term
Long-term leach stockpiles	$373.6	$262.8

During the nine months ended September 30, 2013 and 2012 total leaching costs capitalized as long-term inventory of leachable material amounted to $218.7 million and $157.3 million, respectively. Long-term leaching inventories recognized as cost of sales amounted to $82.6 million and $52.5 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2013 and 2012 were as follows ($ in millions):

	2013	2012
Income tax provision	$596.9	$848.5
Effective income tax rate	33.2%	38.2%

These provisions include income taxes for Peru, Mexico and the United States. The higher effective tax rate in the nine months of 2012 is primarily due to $316.2 million of a one-time payment of legal fees related to the SCC shareholders derivative lawsuit, which is being treated as a non-deductible expense.

Changes in U.S. tax regulations

In September 2013, the Internal Revenue Service issued final regulations related to “tangible property.” These regulations govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective January 1, 2014 and early adoption is permitted.  The issuance of these tax regulations is considered a change in tax law under the guidelines of ASC 740.  The Company believes that the effect of the change should not have a material effect on its financial statements.

NOTE 5 — PROVISIONALLY PRICED SALES:

At September 30, 2013, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2013 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2013:

Copper (million lbs.)	Priced at (per pound)	Month of Settlement
9.9	$3.31	October 2013 through November 2013

Molybdenum (million lbs.)	Priced at (per pound)	Month of Settlement
8.0	$9.15	October 2013 through January 2014

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  Commencing in January 2010, the Company is required, under its approved closure plans, to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires periodic reviews. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $17 million. Through September 2013, the Company has provided guarantees of $10.5 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units, including the Ilo marine trestle. In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo in accordance with the law. As a result of these revised plans, the Company adjusted its asset retirement obligation.

In 2012, the Company decided to recognize an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment. Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company considers that a constructive obligation presently exists based on, among other things, the remediation caused by the closure of the San Luis Potosi smelter in 2010. The overall cost recognized for mining closure includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2013 and 2012 (in millions):

	2013	2012

Balance as of January 1	$118.2	$62.0
Closure payments	(0.7)	—
Accretion expense	7.4	2.6
Balance as of September 30,	$124.9	$64.6

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

Receivable and payable balances with related parties are shown below (in millions):

	As of
	September 30, 2013	December 31, 2012
Related parties receivables, current:
Grupo Mexico, S.A.B de C.V. (“Grupo Mexico”) and affiliates	$0.8	$1.8
Mexico Generadora de Energía S. de R.L. (“MGE”)	8.2	—
Compania Perforadora Mexico, S.A.P.I. de C.V.	0.9	0.5
Compania Minera Coimolache S.A.	20.5	23.4
	$30.4	$25.7

Related parties receivable, non-current:
MGE	$161.2	$184.0

Related parties payables:
Grupo Mexico and affiliates	$0.8	$—
Asarco LLC	6.8	15.3
Higher Technology S.A.C.	0.1	0.2
Breaker S.A. de C.V	0.2	—
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.3	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.8	2.1
Ferrocarril Mexicano, S.A. de C.V.	3.4	2.6
	$13.4	$20.3

Purchase Activity:

The following table summarizes the purchase activity with related parties in the nine months ended September 30, 2013 and 2012 (in millions):

	Nine months ended September 30,
	2013	2012
Grupo Mexico and affiliates:
Grupo Mexico Servicios, S.A de C.V	$10.4	$10.5
Asarco LLC	82.0	33.0
Ferrocarril Mexicano, S.A de C.V.	14.9	10.7
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	4.1	2.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	36.5	37.2

Other Larrea family companies:
Mextransport	2.0	2.0

Companies with relationships to SCC executive officers families:
Higher Technology S.A.C.	1.7	2.3
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.1
Sempertrans	1.0	0.1
PIGOBA, S.A. de C.V.	0.1	0.5
Breaker, S.A. de C.V.	2.7	1.8
Total purchased	$155.6	$100.4

Grupo Mexico and its affiliates: Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico for these services and expects to continue to pay for these services in the future.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollos S.A. de C.V. and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. These three companies are subsidiaries of Grupo Mexico.

In the nine months of 2013 and 2012, the Company’s Peruvian operations paid fees for engineering, construction and consulting services provided by subsidiaries of Mexico Proyectos y Desarrollos, S.A. de C. V, a subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energética Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence, of this change in control MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. The $184.0 million includes $37.6 million drawn on the line of credit in 2012 and $146.4 million drawn through December 31, 2011. It is expected that MGE will complete the construction of the first power plant in 2013 and the second in 2014. MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At September 30, 2013 the remaining balance of the debt was $161.2 million and was recorded as noncurrent related party receivable on the condensed consolidated balance sheet. Related to this loan, the Company recorded interest income of $2.6 million and $7.6 million in the third quarter and nine months of 2013, respectively.

In December 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply certain of the Company’s Mexican operations with power through 2032; see also Note 9 - Commitments and Contingencies, Other commitments.

Other Larrea family companies: The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation. In 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mextransport, a company controlled by the Larrea family. Mextransport provides aviation services to the Company´s Mexican operations. The repayment of these loans was completed in August 2013.

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

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest, and from Breaker Peru S.A.C., a company in which Messrs. Jorge Gonzalez and Carlos Gonzales, son-in-law and son, respectively, of SCC´s Chief Executive Officer have a proprietary interest.

Sales Activity: The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and for natural gas and services provided to MGE, both subsidiaries of Grupo Mexico, and to Mextransport.

The following table summarizes the sales and other revenue activity in the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asarco	$—	$11.5	$71.8	$22.9
Mexico Proyectos y Desarrollos, S.A. de C.V.	0.2	0.1	0.6	0.3
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	0.1	0.2	0.4	0.2
MGE	10.9		11.6
Mextransport	—	0.1	0.2	0.9
Total	$11.2	$11.9	$84.6	$24.3

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

Equity Investment in Affiliate: The Company has a 44.2% participation in Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru. To support the cost of the development of Tantahuatay, the Company loaned $56.6 million to Coimolache. Conditions and balance of the loan as of September 30, 2013 are as follows ($ in millions):

Loan
Total loan granted	$56.6
Interest rate	6 months Libor + 3%
(approximately 3.45)%
Remaining balance at September 30, 2013	$20.5

	Three months ended		Nine months ended
	September 30,		September 30,
Interest:	2013	2012	2013	2012
Interest earned	$0.2	$0.5	$0.8	$1.5

In the third quarter and nine months of, 2013, Coimolache paid to the Company $1.9 million and $18.4 million, respectively, as a return of funds expensed during the exploration stage of the Tantahuatay mine, which amount was recorded as other income in the condensed consolidated statement of income.

NOTE 8- BENEFIT PLANS:

Post retirement defined benefit plans

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru. Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In addition, the Company’s Mexican subsidiaries have a defined contribution benefit pension plan for salaried employees and a noncontributory defined benefit pension plan for union employees.

The components of the net periodic benefit costs for the nine months ended September 30, 2013 and 2012 are as follows (in millions):

	2013	2012
Interest cost	$0.8	$0.9
Service cost	1.0	0.7
Expected return on plan assets	(2.5)	(2.7)
Amortization of net loss	0.1	0.1
Amortization of net actuarial loss	(0.6)	(0.6)
Net periodic benefit cost	$(1.2)	$(1.6)

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

The components of the net periodic cost for the nine months ended September 30, 2013 and 2012 are as follows (in millions):

	2013	2012
Interest cost	$1.2	$1.1
Amortization of net loss (gain)	—	(0.2)
Amortization of prior service cost (credit)	—	—
Net periodic benefit cost	$1.2	$0.9

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

Environmental capital expenditures in the nine months ended September 30, 2013 and 2012 were as follows (in millions):

	2013	2012
Peruvian operations	$2.9	$3.0
Mexican operations	30.3	13.8
	$33.2	$16.8

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

In August 2008, the Peruvian government enacted environmental regulations establishing stringent new air quality standards (“AQS”) for sulfur dioxide (“SO2”), emissions.  The first step set at 80 micrograms per cubic meter (“ug/m3”) came into effect on January 1, 2009.  The next step, to become effective January 1, 2014, at 20 ug/m3, is subject to availability and feasibility of technology.  These new standards are unlike recognized world AQS that generally range from about 105 ug/m3 to over 250 ug/m3 in places with smelters or heavy industry.  In 2007, the Company completed a $570 million modernization of its Ilo smelter, in order to comply with its agreement with the government to increase its SO2 recapture from 33% to 92%.  The current SO2 Ilo smelter recapture is 95% which, with prevailing weather conditions at Ilo, complies most of the time with the applicable current standard of 80 ug/m3.  The Company believes that current technology is not available to meet the new standard that comes into effect on January 1, 2014 and further believes that some rules under this regulation may allow continued operation in the absence of available feasible technology; thus, the Company will be able to continue to operate its Ilo smelter. Additionally, the Company is studying ways to enhance compliance with the 80 ug/m3 standard under all weather conditions, including adverse weather conditions and to this end has presented to the Peruvian environmental authorities a preliminary program.  The Company continues to study and analyze the Ilo city air quality issues associated with its smelter and the options available for it.

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

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $35.7 million, of which the Company has spent $33.9 million through September 30, 2013.  Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement by the end of 2014.  The Company will deposit in the confinement areas metallurgical and other waste material resulting from plant demolition. The program also includes the construction of a recreational park, a plant nursery to improve the environmental culture, and a logistic center for raw material and finished goods from the San Luis Potosi zinc plant, which the Company expects will improve the flow of traffic in the west of the city. The Company expects that once the site is remediated, the Company will be able to promote an urban development to generate a net gain on the disposal of the property.

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

On June 9, 2009, SCC’s Peruvian Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and, in a separate proceeding, a request for a precautionary measure. The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons. In February 2012, the Branch was notified that the civil court had reversed its prior decisions. On appeal by the Peruvian Branch the Superior Court affirmed the lower court’s decisions regarding the nullity of the 2009 Supreme Court decision and the precautionary measure.  As a result, the nullity of the precautionary measure became final and unappealable. However, the nullity of the 2009 Supreme Court decision has been appealed by the Branch before the Constitutional Court. At September 30, 2013 this appeal is pending resolution. In view of this, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)             In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Silvestre Macedo Condori v. SCC’s Peruvian Branch (filed June 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); Indalecio Carlos Perez Cano and others v. SCC Peruvian Branch (filed March 2012); Jesús Mamani Chura and others v. SCC’s Peruvian Branch (filed March, 2012); Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March, 2012), Porfirio Ochochoque Mamani and others v. SCC´s Peruvian Branch (filed July, 2012);  Alfonso Flores Terrones and others v. SCC’s Peruvian Branch (filed July, 2013) and Micaela Laura Alvarez and others v. SCC’s Peruvian Branch (filed August, 2013). SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Related to the “Virgen María” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”):  In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court´s decision.  As of September 30, 2013, the case remains pending without further developments.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  On June 25, 2013, the lower court dismissed the case due to procedural defects.  The plaintiff appealed this decision before the Superior Court.  As of September 30, 2013, the case remains pending without further developments.

c)              Omar Nuñez Melgar: In May 2011, Mr. Omar Nuñez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of September 30, 2013, the case remains pending without further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch the lower court has included the Ministry of Energy and Mines as a defendant in this lawsuit.  The Ministry of Energy and Mines has answered the complaint and denied the validity of the claim. As of September 30, 2013, the case remains pending without further developments.

Labor matters:

In recent years the Company has experienced a number of strikes or other labor disruptions that have had an adverse impact on its operations and operating results.

Peruvian Operations

Approximately 66% of the Company’s 4,469 Peruvian employees were unionized at September 30, 2013, represented by seven separate unions. Three of these unions, one at each major production area, represent 2,244 workers. Also, there are four smaller unions, representing the balance of workers.  The Company conducted negotiations with the unions whose collective bargaining agreements expired in 2012. In the first quarter of 2013, the Company signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years, respectively, for all workers.

On September 26, 2013 45% of the workers of the major union of the Toquepala mine held a one-day illegal work stoppage which did not have a material impact on production.  On December 24 and 25, 2012, the three major unions held a two-day illegal work stoppage which did not have a material impact on production.

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

The workers of the San Martin and Taxco mines, still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court, among other things define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.  As of September 30, 2013, the case remains pending without further developments.

In July 2012, Minera Krypton, a Mexican mining company, not affiliated with the Company or Grupo Mexico, hired 130 workers for the rehabilitation of its mining unit at Chalchihuites, Zacatecas.  Most of these workers, which are or were workers of the San Martin mine, joined a new union called the Sindicato de Trabajadores de la Industria Minera y Similares de la Republica Mexicana (Union of Workers of the Mine and Metals Industry and Similar Activities of the Mexican Republic or the “Union of Mexican Mine and Metal Workers”). On August 31, 2012, the Union of Mexican Mine and Metal Workers filed a petition with the labor authorities to replace the existing union at the San Martin mine.  On September 1, 2012, the workers affiliated with the Union of Mexican Mine and Metal Workers took over the San Martin mine evicting the workers on strike.  Several hearings took place during September 2012 with the federal labor authorities. On October 12, 2012, the federal labor court ordered and enforced a recount in order to establish which union will hold the collective bargaining agreement. The Union of Mexican Mine and Metal Workers lost the recount.  This result was challenged by the Union of Mexican Mine and Metal Workers.

On August 1, 2013, the National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic, which is the union operating at Mexicana del Cobre and IMMSA, filed a new petition before the labor authorities to replace the National Mining Union at the San Martin mine, because it believes that it represents more workers at the San Martin mine than the National Mining Union. As of September 30, 2013, the proceeding remains pending without further developments. On August 12, 2013 the Union of Mexican Mine and Metal Workers withdrew its petition to replace the existing unit at San Martin in order to expedite the restart of operations at San Martin.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The ruling was based upon the resistance of the mining union to allow the Company search for reserves at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure and take into account all the evidence to issue a new resolution.  On January 3, 2012, the federal labor court issued a new resolution, approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine.  On January 25, 2012, the National Mining Union appealed the resolution before the federal court.  On June 14, 2012, the federal court accepted the union’s appeal and requested that the federal labor court issue a new resolution, taking into account all the evidence submitted by the parties.  On August 6, 2012, the federal labor court issued a new decision disapproving the termination of the collective bargaining agreement and the individual labor contracts of the workers affiliated with the National Mining Union at the Taxco mine. On August 29, 2012, the Company filed a proceeding seeking relief from the decision before a federal court.  On January 25, 2013, the Company filed a new proceeding before the labor court on the basis of the Supreme Court decision in the San Martin case, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of September 30, 2013, this case is pending resolution.

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

The Company is preparing a new EIA study, which it believes will take into account local community concerns and new government guidance. The Company considers that this new EIA process will alleviate all the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project. The Company is confident that this initiative will have a positive effect on its stakeholders and will allow the Company to obtain the approval for the development of the 120,000 ton annual production copper project. In view of the delays, the mining operations for the project have been rescheduled to start-up in 2016, contingent upon receiving all required governmental approvals in the time frame provided by law. No assurances can be given as to the specific timing of each such approval.

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

In view of the delay in this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through September 30, 2013, was $505.9 million of which $189.5 million has been reassigned to other Company operations.  Should the Tia Maria project not be restarted, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company.  The Company believes that an impairment loss, if any, will not be material.

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

Toquepala Concentrator Expansion

In connection with the EIA of the Toquepala expansion project, some community groups raised concerns related to water usage and pollution. As a result of these issues the Peruvian government started discussions with the local communities and the regional authorities to resolve this impasse. On February 8, 2013, the Company reached a final agreement with the province of Candarave, one of the three provinces neighboring the Toquepala unit, which commits the Company to funding S/.255 million (approximately $100 million) for development projects in the province.  This contribution is contingent upon receiving approval for the project and will be expended through the life of the Toquepala expansion project.  In the second quarter of 2013, the Company made a contribution of S/.45 million (approximately $17 million) to the development fund of the Candarave province   The Company continued working with the authorities of the Candarave province and in June 2013 signed an agreement with the

National Water Authority, local authorities and the Candarave Board of Water Users for the hydrogeologic study of the Locumba river basin in order to improve the water utilization in the province. These contributions are contingent upon receiving approval for the project and will be expended through the life of the Toquepala expansion project.

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, is constructing two power plants in Mexico to supply power to some of the Company’s Mexican operations.  In December 2012, the Company signed a power supply agreement with MGE, whereby MGE will supply the Company with power through 2032.  The estimated monthly capacity charge is approximately $4.3 million. It is expected that MGE will begin to supply power to the Company in 2014.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$641.0	$88.2	$655.3	—	$1,384.5
Intersegment sales	—	18.2	—	$(18.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	265.4	74.2	340.9	(14.5)	666.0
Selling, general and administrative	8.2	3.5	11.7	0.7	24.1
Depreciation, amortization and depletion	46.2	7.6	43.6	4.1	101.5
Exploration	0.7	6.7	4.6	—	12.0
Operating income	$320.5	$14.4	$254.5	$(8.5)	580.9
Less:
Interest, net					(43.7)
Other income (expense)					1.7
Income taxes					(195.2)
Equity earnings of affiliate					1.8
Non-controlling interest					(1.3)
Net income attributable to SCC					$344.2

Capital expenditure	$335.0	$13.1	$122.1	$18.0	$488.2
Property, net	$3,266.5	$372.5	$2,330.5	$62.6	$6,032.1
Total assets	$5,474.7	$882.0	$3,527.8	$1,051.2	$10,935.7

	Three Months Ended September 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$784.7	$86.6	$681.1	—	$1,552.4
Intersegment sales	—	22.3	—	$(22.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	294.5	60.7	341.4	(25.7)	670.9
Selling, general and administrative	8.4	3.6	11.0	0.7	23.7
Depreciation, amortization and depletion	36.9	6.3	40.1	(2.0)	81.3
Exploration	1.0	8.3	3.2	—	12.5
Legal fees related to SCC shareholder derivative lawsuit	—	—	—	316.2	316.2
Operating income	$443.9	$30.0	$285.4	$(311.5)	447.8
Less:
Interest, net					(25.8)
Other income (expense)					3.5
Income taxes					(219.8)
Equity earnings of affiliate					13.6
Non-controlling interest					(1.4)
Net income attributable to SCC					$217.9

Capital expenditure	$133.7	$12.4	$70.1	$42.0	$258.2
Property, net	$2,244.6	$341.2	$2,146.8	$123.6	$4,856.2
Total assets	$4,082.3	$807.5	$3,184.3	$2,767.7	$10,841.8

	Nine Months Ended September 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,227.7	$268.1	$1,921.9	—	$4,417.7
Intersegment sales	—	75.6	—	$(75.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	982.9	235.7	976.5	(90.1)	2,105.0
Selling, general and administrative	26.1	11.2	37.0	2.6	76.9
Depreciation, amortization and depletion	129.6	21.4	127.2	7.4	285.6
Exploration	2.4	19.4	12.2	—	34.0
Operating income	$1,086.7	$56.0	$769.0	$4.5	$1,916.2
Less:
Interest, net					(137.3)
Other income (expense)					19.5
Income taxes					(596.9)
Equity earnings of affiliate					15.2
Non-controlling interest					(4.4)
Net income attributable to SCC					$1,212.3

Capital expenditure	$881.0	$44.5	$225.3	$39.7	$1,190.5
Property, net	$3,266.5	$372.5	$2,330.5	$62.6	$6,032.1
Total assets	$5,474.7	$882.0	$3,527.8	$1,051.2	$10,935.7

	Nine Months Ended September 30, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,483.3	$281.3	$2,253.6	—	$5,018.2
Intersegment sales	—	98.1	—	$(98.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	926.2	206.0	1,033.3	(104.8)	2,060.7
Selling, general and administrative	25.5	10.8	35.6	2.7	74.6
Depreciation, amortization and depletion	106.2	18.9	118.1	(6.6)	236.6
Exploration	4.2	21.2	8.4	—	33.8
Legal fees related to SCC shareholder derivative lawsuit	—	—	—	316.2	316.2
Operating income	$1,421.2	$122.5	$1,058.2	$(305.6)	2,296.3
Less:
Interest, net					(107.0)
Other income (expense)					29.1
Income taxes					(848.5)
Equity earnings of affiliate					38.2
Non-controlling interest					(5.3)
Net income attributable to SCC					$1,402.8

Capital expenditure	$537.0	$40.5	$158.2	$(69.8)	$665.9
Property, net	$2,244.6	$341.2	$2,146.8	$123.6	$4,856.2
Total assets	$4,082.3	$807.5	$3,184.3	$2,767.7	$10,841.8

NOTE 11 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2013 and 2012 is as follows (in millions):

	2013	2012
Southern Copper common shares
Balance as of January 1,	$729.8	$734.1
Purchase of shares	124.0	132.4
Stock dividend	—	(151.4)
Used for corporate purposes	(0.3)	(0.3)
Balance as of September 30,	853.5	714.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	189.0	163.7
Other activity, including dividend, interest and currency translation effect	12.9	24.1
Balance as of September 30,	201.9	187.8

Treasury stock balance as of September 30,	$1,055.4	$902.6

The following table summarizes share distributions in the nine months of 2013 and 2012:

	2013	2012
Southern Copper common shares
Directors’ Stock Award Plan	12,000	14,400

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	4.5	7.0

Additional paid-in capital:

Delaware Court Decision Related to SCC Shareholder Derivative Lawsuit:  On October 9, 2012 the Company received from AMC, its majority shareholder, $2,108.2 million in satisfaction of the judgment issued pursuant to the decision of the Court of Chancery of Delaware, which concluded that the Company paid an excessive price to AMC in the 2005 merger between the Company and Minera Mexico, S.A. de C.V. From the aforementioned sum received from AMC, the Company paid $316.2 million of legal fees and expenses to the plaintiff’s attorneys to satisfy the court ordered award of attorneys’ fees and expenses. The effect of this award was recorded in the Company’s third quarter 2012 results. The $2,108.2 million awarded to the

Company was included in the capital accounts (additional paid-in capital) on the balance sheet. Additionally, the Company recorded an operating expense of $316.2 million in its third quarter 2012 results for the legal fees related to this award.

Treasury Stock:

Southern Copper Common Shares:

At September 30, 2013 and 2012, there were in treasury 43,337,548 and 38,615,536 SCC’s common shares, respectively.

SCC share repurchase program:  In 2011, the Company´s Board of Directors authorized a $1 billion share repurchase program.  On October 17, 2013, the Board of Directors approved an increase of this program from $1 billion to $2 billion. Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

					Maximum Number
				Total Number of	of Shares that May
		Total Number of	Average	Shares Purchased as	Yet Be Purchased
Period		Shares	Price Paid	Part of Publicly	Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $27.24 (*)	($ in millions)

2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	10/31/12	4,442,336	33.17	46,914,486		147.3
2013:
04/01/13	04/30/13	1,500	32.96	46,915,986		0.1
05/01/13	05/31/13	807,100	32.33	47,723,086		26.1
06/01/13	06/30/13	1,350,000	29.05	49,073,086		39.2
Total second quarter		2,158,600	30.28			65.4

07/01/13	07/31/13	1,300,000	27.60	50,373,086		35.9
08/01/13	08/31/13	641,400	26.68	51,014,486		17.1
09/01/13	09/30/13	204,012	27.65	51,218,498		5.6
Total third quarter		2,145,412	27.33			58.6

Total nine months 2013		4,304,012	28.81			124.0

Total purchased		51,218,498	$19.56		36,635,590	$1,002.1

(*) NYSE closing price of SCC common shares at September 30, 2013.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 81.7% as of September 30, 2013.

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

The activity of the plan in the nine-month period ended September 30, 2013 and 2012 is as follows:

	2013	2012
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(285,600)	(271,200)
Granted in the period	(12,000)	(14,400)
Total shares granted at September 30,	(297,600)	(285,600)

Remaining shares reserved	302,400	314,400

Parent Company common shares:

At September 30, 2013 and 2012 there were in treasury 76,343,324, and 81,377,369 of Grupo Mexico’s shares, respectively.

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

The stock based compensation expense for the nine months ended September 30, 2013 and 2012 and the unrecognized compensation expense as of September 30, 2013 and 2012 under this plan were as follows (in millions):

	2013	2012
Stock based compensation expense	$1.6	$1.6
Unrecognized compensation expense	$2.6	$4.8

The unrecognized compensation expense under this plan is expected to be recognized over the remaining year and three month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the nine months ended September 30, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,396,354)	1.16
Forfeited	(31,159)	1.16
Outstanding shares at September 30, 2013	4,528,059	$1.16

Outstanding shares at January 1, 2012	7,270,341	$1.16
Granted	—	—
Exercised	(208,199)	1.16
Forfeited	(94,339)	1.16
Outstanding shares at September 30, 2012	6,967,803	$1.16

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

The stock based compensation expense for the nine months ended September 30, 2013 and 2012 and the unrecognized compensation expense as of September 30, 2013 and 2012 under this plan were as follows (in millions):

	2013	2012
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$2.8	$3.4

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year and three month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the nine months ended September 30, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	226,613	2.05
Exercised	(22,470)	2.05
Forfeited	(103,513)	2.05
Outstanding shares at September 30, 2013	3,045,372	$2.05

Outstanding shares at January 1, 2012	3,807,146	$2.05
Granted	—	—
Exercised	(727,134)	2.05
Forfeited	(89,554)	2.05
Outstanding shares at September 30, 2012	2,990,458	$2.05

NOTE 12 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2013 and 2012 (in millions):

	2013	2012
Balance as of January 1,	$24.0	$21.0
Net earnings	4.4	5.3
Dividend paid	(1.1)	(2.3)
Other	(0.2)	(0.1)
Balance as of September 30,	$27.1	$23.9

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012 (in millions):

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,209.6	$4,094.7	$4,213.9	$4,870.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.  The Mitsui loan is based on the present value of the cash flow discounted at 10%, which is the Company’s weighted average cost of capital.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2013 and December 31, 2012:

	Fair Value at September 30, 2013 Using:				Fair Value at December 31, 2012 Using:
Description	Fair Value as of September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$357.4	$357.4			$127.8	$127.8
- Available for sale debt securities:
Corporate bonds	0.5		$0.5		0.4		$0.4
Asset backed obligations	0.1		0.1		0.1		0.1
Mortgage backed securities	5.5		5.5		6.0		6.0

Accounts receivable:
- Derivatives — Not classified as hedges:
Provisionally priced sales:
Copper	32.8	32.8			70.8	70.8
Molybdenum	73.5	73.5	—	—	102.9	102.9	—	—
Total	$469.8	$463.7	$6.1	$—	$308.0	$301.5	$6.5	$—

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

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On October 17, 2013 the Board of Directors authorized a quarterly dividend of $0.12 per share payable on November 21, 2013 to SCC shareholders of record at the close of business on November 7, 2013.

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

EXECUTIVE OVERVIEW

Business: Our business is primarily the production and sale of copper.  In the process of producing copper, a number of valuable metallurgical by-products are recovered, which we also produce and sell. Market forces outside of our control largely determine the sale prices for our products. We, therefore, focus on value creation through copper production, cost control, production enhancement and maintaining a prudent capital structure to remain profitable.  We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•            Changes in copper and molybdenum prices.  The average LME copper price was $3.35 per pound in the nine months of 2013, 7.2% lower than in the nine months of 2012. Average molybdenum, silver and zinc prices in the nine months of 2013 also decreased 20.2%, 19.2% and 1.1%, respectively, over average prices in the nine months of 2012. During the nine months of 2013 per pound LME spot copper prices ranged from $3.01 to $3.74. The LME spot price for copper closed at $3.31 per pound on September 30, 2013

•            Sales structure. In the nine months of 2013 approximately 78% of our revenue came from the sale of copper, 7% from silver, 6% from molybdenum, 3% from zinc and 6% from various other products, including gold and other materials.

•            Metals markets and prices. During the third quarter of 2013 metal markets continued to be driven by some negative macroeconomic events that affected consumer expectations, the most important ones for basic metals were the slowdown of China’s economy and the continuing low consumption in Europe.

•            Copper. Regarding the copper market, during the past quarter we have seen the strong fundamentals of this market coming back again to support prices. Inventories at the three major warehouses (LME, COMEX and Shanghai) decreased by 24% during the quarter.  In addition, we have seen China’s refined copper imports in September increase by 32% from the prior month to about 350,000 tons 18% higher than the prior year, clearly indicating to us the end of their destocking process.  Even though the U.S. represents today only about 8% of the world demand for refined copper, the ongoing recovery of its economy is crucial to copper demand, since the U.S. is the worlds most important secondary copper consumer, affecting copper demand in other economies.

On the supply side, despite some evidence of a possible market oversupply for the coming year, we think that several structural factors, such as labor stoppages, technical problems, scrap shortages and other issues are affecting and will continue to affect copper supply, offsetting the impact of additional production coming from new projects and expansions.

We believe that we are positioned to take advantage of the strong fundamentals of the copper market. We will benefit through our aggressive investment program of organic growth, aimed at increasing production from our current capacity to 1.2 million tons by 2017.

•            Silver. Represented 6% of our sales in the third quarter of 2013 and is currently our second most significant by-product. Silver prices averaged $21.39 per ounce in the third quarter of 2013, 7.4% lower than its price in the second quarter of 2013. We believe that prices will have strong support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

•            Molybdenum. Represented 6% of our sales in the third quarter of 2013. In this quarter we saw stable molybdenum demand and an increase in supply of 2.3%, creating a market surplus. Even though the current scenario for molybdenum prices is not positive, it is important to note that about 50% of the supply of this metal comes from primary or dedicated molybdenum mines, which have a cash cost in the range of $11-13 dollars per pound. We believe this creates a natural barrier for the molybdenum market, adjusting production volume when prices are low and thereby protecting secondary molybdenum producers such as us.

•            Zinc. Represented 3% of our sales in the third quarter of 2013. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns; however, inventories are currently at a relatively high level, which tends to maintain a relatively weak zinc market.

•            Production guidance for 2013: Due to lower production in the third quarter at the Buenavista mine, we are reducing our 2013 production guidance from 640,000 tons to 630,000 tons of copper.  Of these, approximately 610,000 tons will come from our mines and 20,000 tons will come from third party copper concentrates.  Regarding our main by-products, we are increasing our molybdenum production guidance for 2013 from 18,800 tons to 19,000 tons, 4% more than our 2012 production, including approximately 500 tons from the new Buenavista molybdenum plant.  We also are increasing our zinc production guidance to 100,500 tons from 99,100 tons, 12% higher than 2012, and we are reducing our silver production guidance from 16.3 million ounces to 15.5 million ounces.

Capital Expenditures. In the nine months of 2013, we spent $1,190.5 million on capital expenditures, 78.8% higher than in the nine months of 2012, which represents 98.2% of net income. These investments continue to affirm our commitment to deliver the production growth approved by our Board of Directors. Much of these expenditures were for our Buenavista expansion projects where we expect to increase production from 180,000 tons to 495,000 tons of copper by 2016.

Proposed Mexican tax changes. We are quite concerned about the imminent tax law changes under discussion in Mexico.  We believe that the competitiveness of the Mexican mining industry will be severely disadvantaged if the proposed current changes are enacted.  The proposals on the table include, among other things, a 7.5% tax on mining earnings, a 0.5% tax on revenue from precious metals and the elimination of the current deductibility of exploration expenditures.  We believe that these new tax burdens will jeopardize investment in current and future mining projects.  Should these changes be enacted, our Company, as others in the industry, will need to reassess long-term investment plans to determine the best options for stakeholders.

Air Quality Standard in Peru: In August 2008, the Peruvian government enacted environmental regulations establishing stringent new air quality standards (“AQS”) for sulfur dioxide (“SO2”), emissions.  The first step set at 80 micrograms per cubic meter (“ug/m3”) came into effect on January 1, 2009.  The next step, to become effective January 1, 2014, is set at 20 ug/m3, and is subject to availability and feasibility of technology.  These new standards are unlike recognized world AQS that generally range from about 105 ug/m3 to over 250 ug/m3 in places with smelters or heavy industry.   In 2007, we completed a $570 million modernization of our Ilo smelter, in order to comply with our agreement with the Peruvian government to increase our SO2 recapture from 33% to 92%.  The current SO2 Ilo smelter recapture is 95% which, with prevailing weather conditions at Ilo, complies most of the time with the applicable current standard of 80 ug/m3.  We believe that current technology is not available to meet the new standard that comes into effect on January 1, 2014 and further believe that some rules under this regulation may allow continued operation in the absence of available feasible technology; thus, we will be able to continue to operate our Ilo smelter. Additionally, we are studying ways to enhance compliance with the 80 ug/m3 standard under all weather conditions, including adverse weather conditions and to this end have presented to the Peruvian environmental authorities a preliminary program. We continue to study and analyze the Ilo city air quality issues associated with our smelter and review options for further improvement.

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

Earnings: Net income attributable to SCC in the nine months of 2013 was $1,212.3 million, a decrease of 13.6%, compared with the nine months of 2012. Net income represented 27.4% of total revenues. This decrease was mainly attributable to lower metal prices.

The table below highlights our key financial and operational data for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Variance	2013	2012	Variance
Net sales (in millions)	$1,385	$1,552	$(168)	$4,418	$5,018	$(600)
Net income attributable to SCC (in millions)	$344	$218	$126	$1,212	$1,403	$(191)
Earnings per share	$0.41	$0.26	$0.15	$1.44	$1.65	$(0.22)
Dividends per share	$0.12	$0.24	$(0.12)	$0.56	$1.31	$(0.75)
Average LME copper price	$3.21	$3.50	$(0.29)	$3.35	$3.61	$(0.26)
Pounds of copper sold (in millions)	336	343	(7)	1,011	1,059	(48)

Production: The tables below highlight our key mine production data for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Variance		2013	2012	Variance
			Volume	%			Volume	%
Copper (in million pounds)	341.7	353.6	(11.9)	(3)%	996.4	1,044.7	(48.3)	(5)%
Molybdenum (in million pounds)	10.4	9.8	0.6	6.4%	31.0	30.4	0.6	2.0%
Zinc (in million pounds)	55.1	48.0	7.1	14.9%	166.5	146.8	19.7	13.4%
Silver (in million ounces)	3.3	3.3	—	—%	9.9	10.3	(0.4)	(3.8)%

The tables below highlight mined copper production data according to our mines for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance		2013	2012	Variance
			Volume	%			Volume	%
Copper (in million pounds)
Toquepala	79.6	82.9	(3.3)	(4)%	220.0	254.4	(34.4)	(14)%
Cuajone	99.5	90.3	9.2	10%	278.3	259.6	18.7	7%
La Caridad	63.8	64.4	(0.6)	(1)%	196.7	198.9	(2.2)	(1)%
Buenavista	95.5	112.8	(17.3)	(15)%	290.7	322.3	(31.6)	(10)%
IMMSA	3.3	3.2	0.1	5%	10.7	9.5	1.2	13%
Total Mined Copper	341.7	353.6	(11.9)	(3)%	996.4	1,044.7	(48.3)	(5)%

Third quarter:  Copper mined production in the third quarter of 2013 decreased 3% compared with the same period of 2012 and was mainly result of:

•                  (15)% of lower production at our Buenavista mine due to a temporary flood disruption, which is now resolved, and

•                  (4)% of lower production at the Toquepala mine due to lower ore grade and recovery, partially offset by

•                  10% higher production at the Cuajone mine which is receiving the benefit of the new variable cut-off ore grade project.

Silver mined production in the third quarter 2013 remained almost at the same level of the third quarter 2012 with a small increase of 0.7%.

Molybdenum production in the third quarter of 2013 increased 6.4% compared with the same period of 2012 due to:

•                  18% of higher production at the Toquepala mine as a result of higher ore grade and recovery,

•                  17% of higher production at the Cuajone mine also as a result of higher ore grade and recovery, and

•                  the initial production of 235,705 pounds at the new Buenavista molybdenum plant, which started commercial production in the third quarter. It is expected that this plant will produce 4.4 million pounds (2,000 tons) of molybdenum per year.

•                  These increases were partially offset by a 4.5% decrease in production at the LaCaridad mine, due to lower ore grades.

Zinc mined production increased 14.9% in the third quarter of 2013, compared with the same period of 2012, mainly as a result of production recovery at the Santa Eulalia mine after the flooding problems of prior years were resolved.

Nine months:  Copper mined production in the nine months of 2013 decreased 5%, compared with the same period of 2012, as a result of:

•                  (14)% of lower production at the Toquepala mine due to lower ore grade and recovery, and

•                  (10)% of lower production at the Buenavista mine due to the temporary flooding disruption, noted above, partially offset by

•                  7% of higher in production at the Cuajone mine due to higher ore grade and recoveries resulting from the new variable cut-off ore grade project.

Silver mine production decreased 4% in the nine months of 2013, compared with the same period of 2012, due to:

•                  (24) % of lower production at the Toquepala mine,

•                  (8) % of lower production at the Buenavista mine, and

•                  (5)% of lower production at the Cuajone mine, partially offset by

•                  3.3% higher production at our IMMSA mines.

Molybdenum production increased 2% in the nine months of 2013, compared with the same period of 2012, due to:

•                  6.3% of higher production at our La Caridad mine as a result of higher grade and recovery,

•                  5.2% of higher production at the Cuajone mine due to improved throughput, as a result of the new variable cut-off grade project, and

•                  the initial production of 235,705 pounds of the Buenavista molybdenum plant, which started commercial production in the third quarter. It is expected that this new plant will produce 4.4 million pounds (2,000 tons) of molybdenum per year, partially offset by

•                  (13.4)% of lower production at our Toquepala mine due to lower grade.

Zinc production increased 13.4% in the nine months of 2013, compared with the same period of 2012, mainly as a result of full production recovery at the Santa Eulalia mine after the flooding problems of prior years were resolved.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP.  A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented below under the subheading “Non-GAAP Information Reconciliation” on pages 43-44.

We have defined operating cash cost per pound of copper produced as cost of sales (exclusive of depreciation, amortization and depletion), less the cost of purchased concentrates, plus selling, general and administrative charges, treatment and refining charges net of sales premiums; less workers’ participation and other miscellaneous charges, including the Peruvian royalty charge, and the change in inventory levels; divided by total pounds of copper produced by our own mines.

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three and nine months ended September 30, 2013 and 2012.

Operating cash cost per pound of copper produced

 (in millions, except cost per pound and percentages)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Variance		2013	2012	Variance
			Value	%			Value	%
Total operating cash cost	$595.8	$585.8	$10.0	1.7%	$1,869.4	$1,746.5	$122.9	7.0%
Total pounds of copper produced	333.5	350.7	(17.2)	(4.9)%	972.3	1,025.1	(52.8)	(5.2)%
Operating cash cost per pound(1)	$1.79	$1.67	$0.12	6.9%	$1.92	$1.70	$0.22	12.8%

(1) This is a non-GAAP measure. Please see pages 43-44 for further detail.

Third quarter: Our operating cash cost per pound of copper produced for the third quarter of 2013 was about 12 cents higher than in the third quarter of 2012.  This increase in cost was largely attributable to cost inflation, which increased some of the inputs to our production process, such as higher fuel and power and higher labor cost due to wage increases for our Peruvian unionized workers.  In addition, a 4.9% decrease in copper production in the third quarter of 2013, as compared to the third quarter of 2012, added to the increase in unit cost.

Not included in the cash cost disclosed in the above chart is the value of by-product revenues. The practice of offsetting by-product revenues against operating cash cost per pound is common practice in the copper industry. The copper industry uses the measure to make investment decisions and monitor performance. In the third quarter of 2013 and 2012, by-product revenues amounted to $268.5 million, and $322.1 million or 80.5 cents and 91.8 cents on a per pound of copper produced basis, respectively.

Nine months: The operating cash cost per pound of copper produced in the nine month period of 2013 increased by 22 cents over the comparable 2012 period. This increase in cost was largely attributable to cost inflation, which increased some of the inputs to our production process, such as higher fuel and power and higher labor cost due to wage increases for our Peruvian unionized workers.  In addition, a 5.2% decrease in copper production in the nine months 2013, as compared to the 2012 period, added to the increase in unit cost.

In the nine months of 2013 and 2012 by-product revenues amounted to $902.3 million and $1,102.7 million or 92.8 cents and 107.6 cents on a per pound of copper produced basis, respectively.  The major components of these revenues include sales of molybdenum, silver, zinc and sulfuric acid. As the value of by-product revenues is tied directly to the sales price of these commodities, the value of the contribution can be very volatile.

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

We are subject to market risks arising from the volatility of copper and other metal prices. Assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.9	$24.8	$1.3	$8.7

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

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by an exchange rate variance of the nuevo sol or the peso, resulting in a measurement loss or gain in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Peru:
Peruvian inflation rate	1.2%	1.2%	2.9%	2.7%

Initial exchange rate	2.783	2.671	2.551	2.697
Closing exchange rate	2.782	2.598	2.782	2.598
Appreciation/(devaluation)	—	2.7%	(9.1)%	3.7%

Mexico:
Mexican inflation rate	0.4%	1.3%	1.9%	2.1%

Initial exchange rate	13.024	13.653	13.010	13.979
Closing exchange rate	13.012	12.852	13.012	12.852
Appreciation/(devaluation)	0.1%	5.9%	—	8.1%

Capital Investment and Exploration Programs: We made capital expenditures of $488.2 million and $1,190.5 million for the three and nine months ended September 30, 2013, compared with $258.2 million and $665.9 million in the comparable periods of 2012, respectively.  In general, the capital expenditures and projects described below are intended to increase production and/or decrease costs.

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

The current status of our major capital expenditure projects is the following:

Buenavista Projects: We continue the development of our $3.1 billion investment program at this unit, which is expected to increase its copper production by approximately 175% from 180,000 tons to 495,000 tons by 2016, as well as increase our molybdenum production.

The new concentrator with molybdenum circuit project includes a concentrator with an estimated annual production capacity of 188,000 tons of copper and a second molybdenum plant with a 2,600 ton capacity. The project will also produce annually 2.3 million ounces of silver and 21,000 ounces of gold. The total capital budget of the project is $1,383.6 million and through September 30, 2013 has a 56.4% progress with an investment of $442.9 million. The project is expected to be completed in the first half of 2015. We are currently in the process of installing the first two of six mills acquired for the project.

Regarding the equipment acquisition for mine operations, through September 30, 2013 we have spent $464.0 million of a total budget of $504.8 million and we have received 55 of 56 trucks, five of seven shovels and the eight drills required.

The SXEW III project is moving forward with an overall progress of 72.2% at September 30, 2013. The total capital budget of the project is $444.0 million of which we have spent $284.7 million through September 30, 2013.  The project production capacity is 120,000 tons of copper cathodes per year and it is expected to start operating in the first half of 2014.

On January 2013, the Board of Directors approved a total budget of $240 million for the construction of the Quebalix IV project which is expected to crush up to 60 million tons of mineral per year, improving the SXEW copper production by increasing recovery and reducing hauling cost, as well as, processing time. The project is expected to be completed in the first half of 2015.

The remaining projects to complete the $3.1 billion budgeted program include several investments in infrastructure and other facilities at Buenavista.

Toquepala Projects:  Through September 30, 2013, we have spent a total $269.5 million on Toquepala projects. These projects include the construction of the new in-pit crusher and conveyor belt system to replace current mine rail haulage, which we expect will reduce operating cost by approximately $5.5 million per year.

Regarding the Toquepala expansion, which is expected to increase average annual production by 100,000 tons of copper and 3,100 tons of molybdenum, we continued negotiations with local communities and authorities as part of the process to obtain the project approval.  Related to the Candarave province, on June 26 2013 we signed an agreement with the National Water Authority, local authorities and the Candarave Board of Water Users for the hydrogeologic study of the Locumba river basin in order to improve the water utilization in the province.

Cuajone Projects: Through September 30, 2013, we have spent $145 million of a total budget of $157 million on two projects to increase productivity through technological improvements in this unit: (i) theVariable Cut-off Ore Grade project and (ii) the HPGR project.

Actual production is showing the results of the variable cut-off ore grade project which was completed at a cost of $112 million. The HPGR project, which will produce a more finely crushed material, is expected to start operations during the fourth quarter 2013 and we expect will improve copper recovery and generate cost savings by reducing power consumption in the crushing process. The total project budget is $45 million of which we have spent $33 million as of September 30, 2013.  We expect that both projects will be at full capacity by the end of 2013 completing the additional 22,000 tons of copper and 700 tons of molybdenum in annual production.

The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level.  The mine equipment to be acquired includes one shovel, five trucks, one drill and auxiliary equipment. Besides preparing the mine for the future, this investment, will avoid a reduction in average ore grade between 2014 and 2018, while maintaining current production levels.  At September 30, 2013, we have spent $22.4 million of a total budget of $65.1 million.

Pilares project: In 2008, we acquired 100% ownership of Pilares mine, with the intention of operating it as an open-pit facility. In 2011, the Board of Directors approved the development of the Pilares mine, with a budget of $136.3 million. Current mineralized material is estimated at 43.4 million tons with 0.789% of copper sulfide content and 0.077% copper oxide. We expect to increase copper production by 40,000 tons per year by sending mineral from the Pilares site to our La Caridad concentrator. In April 2013 the local communities agreed to grant us access to the land for exploration activities in order to determine the necessary area needed to develop this property.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine month periods ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,384.5	$1,552.4	$4,417.7	$5,018.2
Operating costs and expenses	(803.6)	(1,104.6)	(2,501.5)	(2,721.9)
Operating income	580.9	447.8	1,916.2	2,296.3
Non-operating income (expense)	(42.0)	(22.3)	(117.8)	(77.9)
Income before income taxes	538.9	425.5	1,798.4	2,218.4
Income taxes	(195.2)	(219.8)	(596.9)	(848.5)
Equity earnings of affiliate	1.8	13.6	15.2	38.2
Net income attributable to non-controlling interest	(1.3)	(1.4)	(4.4)	(5.3)
Net income attributable to SCC	$344.2	$217.9	$1,212.3	$1,402.8

Average Metal Prices:

The table below outlines the average metal prices during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Copper ($ per pound — LME)	$3.21	$3.50	(8.3)%	$3.35	$3.61	(7.2)%
Copper ($ per pound — COMEX)	$3.23	$3.53	(8.5)%	$3.36	$3.62	(7.2)%
Molybdenum ($ per pound)	$9.36	$11.67	(19.8)%	$10.48	$13.14	(20.2)%
Zinc ($ per pound — LME)	$0.84	$0.86	(2.3)%	$0.87	$0.88	(1.1)%
Silver ($ per ounce —COMEX)	$21.39	$30.05	(28.8)%	$24.84	$30.73	(19.2)%

Net Sales:

Net sales for the third quarter and in the nine months of 2013 decreased by $167.9 million and $600.5 million, respectively, compared with the same periods of 2012. The 10.8% and 12.0% decreases in sales were principally due to lower copper prices, as well as lower market prices for all our main by-products, partially offset by higher sales volume of molybdenum and zinc resulting from higher production.

The table below presents information regarding the volume of our copper sales by segment for the three and nine month periods ended September 30, 2013 and 2012:

Copper Sales (million pounds):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Peruvian operations	177.5	170.2	7.3	497.2	529.8	(32.6)
Mexican open-pit	158.5	172.7	(14.2)	514.0	529.1	(15.1)
Mexican IMMSA unit	4.1	3.9	0.2	13.5	14.4	(0.9)
Other and intersegment elimination	(4.1)	(3.9)	(0.2)	(13.5)	(14.3)	0.8
Total	336.0	342.9	(6.9)	1,011.2	1,059.0	(47.8)

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine month periods ended September 30, 2013 and 2012:

By-product Sales:

(in million pounds except silver — in million ounces)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Peruvian operations
Molybdenum contained in concentrates	4.4	3.8	0.6	11.6	12.3	(0.7)
Silver	0.8	1.0	(0.2)	2.5	3.1	(0.6)

Mexican open-pit
Molybdenum contained in concentrates	6.0	6.1	(0.1)	19.4	17.9	1.5
Silver	2.1	2.3	(0.2)	7.7	6.6	1.1

Mexican IMMSA unit
Zinc — refined and in concentrate	53.9	40.7	13.2	161.5	147.4	14.1
Silver	1.3	1.4	(0.1)	3.7	4.3	(0.6)

Other and intersegment elimination
Silver	(0.4)	(0.4)	—	(1.4)	(1.6)	0.2

Total by-product sales
Molybdenum contained in concentrates	10.4	9.9	0.5	31.0	30.2	0.8
Zinc — refined and in concentrate	53.9	40.7	13.2	161.5	147.4	14.1
Silver	3.8	4.3	(0.5)	12.5	12.4	0.1

Sales Value per Segment:

Three Months Ended September 30, 2013

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$522.8	$9.4	$578.2	$(9.4)	$1,101.0
Molybdenum	45.7	—	32.9	—	78.6
Zinc	—	46.9	—	—	46.9
Silver	43.8	24.9	17.5	(7.1)	79.1
Other	28.7	25.2	26.7	(1.7)	78.9
Total	$641.0	$106.4	$655.3	$(18.2)	$1,384.5

Three Months Ended September 30, 2012

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$618.3	$10.3	$587.4	$(10.3)	$1,205.7
Molybdenum	57.9	—	35.0	—	92.9
Zinc	—	37.3	—	—	37.3
Silver	68.8	38.7	29.1	(10.1)	126.5
Other	39.7	22.6	29.6	(1.9)	90.0
Total	$784.7	$108.9	$681.1	$(22.3)	$1,552.4

Nine Months Ended September 30, 2013

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,759.4	$38.1	$1,689.9	$(38.1)	$3,449.3
Molybdenum	174.9	—	99.0	—	273.9
Zinc	—	147.7	—	—	147.7
Silver	192.6	85.3	61.9	(31.1)	308.7
Other	100.8	72.6	71.1	(6.4)	238.1
Total	$2,227.7	$343.7	$1,921.9	$(75.6)	$4,417.7

Nine Months Ended September 30, 2012

(in millions)

	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,940.5	$43.9	$1,920.4	$(43.9)	$3,860.9
Molybdenum	207.7	—	142.1	—	349.8
Zinc	—	140.4	—	—	140.4
Silver	200.8	124.2	93.6	(45.2)	373.4
Other	134.3	70.9	97.5	(9.0)	293.7
Total	$2,483.3	$379.4	$2,253.6	$(98.1)	$5,018.2

The geographic breakdown of our sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$221.8	$345.1	$865.6	$1,231.9
Europe	278.9	365.9	748.9	1,119.4
Mexico	406.9	415.2	1,254.1	1,254.1
Peru	78.5	68.7	246.3	221.0
Chile	76.5	91.7	259.6	337.3
Brasil	115.7	112.6	352.2	344.6
Other Latin America	28.5	20.0	81.5	84.3
Asia	177.7	133.2	609.5	425.6
Total	$1,384.5	$1,552.4	$4,417.7	$5,018.2

Operating Costs and Expenses:

The table below summarized the production cost structure by major components for the three and nine months ended September 30, 2013 and 2012 as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Power	19.7%	20.4%	20.0%	21.3%
Labor	15.6%	15.2%	15.9%	14.8%
Fuel	15.4%	13.0%	14.7%	13.9%
Maintenance	15.8%	16.5%	15.7%	16.7%
Operating material	18.8%	18.4%	18.5%	18.1%
Other	14.7%	16.5%	15.2%	15.2%
Total	100.0%	100.0%	100.0%	100.0%

Operating cost and Expenses

Third quarter: Operating costs and expenses were $803.6 million in the third quarter 2013, compared with $1,104.6 million in the comparable period of 2012. The decrease of $301 million was primarily due to:

Operating cost and expenses for the third quarter 2012		$1,104.6
Less:
• Legal fees related to SCC shareholders derivative lawsuit in 2012,		(316.2)
• lower cost of sales (exclusive of depreciation, amortization and depletion),
• lower currency translation effect primarily at our Mexican operations,	$(13.7)
• lower workers participation,	(5.4)
• lower cost of material purchased from third parties, which was replaced by our own production,	(9.8)
• lower sales expenses,	(4.1)
• lower inventory consumption,	(4.2)
• partially offset by, higher production cost:

• higher labor cost,	7.1
• higher fuel and power cost and	20.1
• higher operating and repair material costs, and	4.6
• other cost of sales	0.4	(5.0)
Plus:
Higher depreciation, amortization and depletion mainly at our Mexican operations as a result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix III project.		20.2
Operating cost and expenses for the third quarter 2013		$803.6

Nine months: Operating costs and expenses were $2,501.5 million in the nine months ended September 30, 2013, compared with $2,721.9 million in the comparable period of 2012.  The decrease of $220.4 million was primarily due to:

Operating cost and expenses for the nine months 2012		$2,721.9
Less:
• Legal fees related to SCC shareholders derivative lawsuit in 2012.		(316.2)
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion),
• higher production cost:
• higher labor cost,	37.0
• higher fuel and power cost and	37.0
• higher operating and repair material costs,	52.6
• higher cost of material purchased from third parties, which was replaced by our own production,	7.6
• higher net currency translation effect,	3.8
• lower mining royalties,	(15.2)
• lower inventory consumption,	(36.9)
• lower workers participation,	(46.5)
• other cost of sales,	4.9	44.3
• higher depreciation, amortization and depletion mainly at our Mexican operations as result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix III project,		49.0
• higher general and administrative expenses, and		2.3
• higher exploration expenses,		0.2
Operating cost and expenses for the nine months 2013		$2,501.5

Non-Operating Income (Expense):

Non-operating income and expense were a net expense of $42 million and $117.8 million in the three and nine month periods ended September 30, 2013, respectively, compared to a net expense of $22.3 million and $77.9 million in the comparable periods of 2012.

Third quarter: The $19.7 million increase in the third quarter of 2013 was principally due to $19.1 million of higher interest expense due to the $1.5 billion notes issued in November 2012.

Nine months: The $39.9 million increase in expense in the nine months of 2013 is due to:

•                  $(56.3) million of higher interest expense due to the $1.5 billion notes issued in November 2012,

•                  $(18.2) million of a 2012 gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation, partially offset by

•                  $21.4 million of higher capitalized interest due to increased capital expenditures at our Mexican operations, and

•                  $18.4 million from the return of funds from Coimolache expensed during the exploration stage of the Tantahuatay mine.

Income taxes:

The income tax provision for the nine months of 2013 and 2012 was $596.9 million and $848.5 million, respectively.  These provisions include income taxes for Peru, Mexico and the United States.  The provision for income taxes was based on our effective tax rate of 33.2% for the nine months of 2013 as compared to 38.2% in the nine months of 2012.  The decrease in the effective tax rate in the nine months of 2013 from the tax rate in the 2012 period is principally caused by the legal fees related to the shareholders derivative lawsuit, which increased the effective rate for the nine month 2012 period by 4.7%.

Segment Results Analysis:

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the third quarter and the nine months ended September 30, 2013 and 2012 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2013	2012	Value	%	2013	2012	Value	%
Net sales	$655.3	$681.1	$(25.8)	(3.8)%	$1,921.9	$2,253.6	$(331.7)	(14.7)%
Operating costs and expenses	(400.8)	(395.7)	(5.1)	1.3%	(1,152.9)	(1,195.4)	42.5	(3.6)%
Operating income	$254.5	$285.4	$(30.9)	(10.8)%	$769.0	$1,058.2	$(289.2)	(27.3)%

Third quarter: Net sales in the third quarter of 2013 were $655.3 million, compared with $681.1 million in the third quarter of 2012.  The decrease of $25.8 million was primarily the result of lower copper and by-products market prices partially offset by higher copper and molybdenum sales volume.  Copper and molybdenum sales volume increased by 4.3% and 16.9%, respectively.

Operating costs and expenses in the third quarter of 2013 increased by $5.1 million to $400.8 million from $395.7 million in the third quarter of 2012, primarily due to:

Operating cost and expenses for the third quarter 2012	$395.7
Plus:
• Higher depreciation, amortization and depletion mainly due to the acquisition of mine equipment,	3.5
• higher exploration expenses, and	1.4
• higher selling, general and administrative expenses	0.7
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion).	(0.5)
Operating cost and expenses for the third quarter 2013	$400.8

Nine months: Net sales in the nine months of 2013 were $1,921.9 million, compared with $2,253.6 million in the nine months of 2012.  The decrease of $331.7 million was the result of lower market prices and lower copper and by-products sales volume.  Copper sales volume decreased by 32.6 million pounds, molybdenum by 0.7 million pounds and silver by 0.6 million ounces.

Operating costs and expenses in the nine months of 2013 decreased by $42.5 million to $1,152.9 million from $1,195.4 million in the nine months of 2012, primarily due to:

Operating cost and expenses for the nine months 2012		$1,195.4
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion):
• lower mining royalties,	(13.5)
• lower cost of copper purchased from third parties,	(23.1)
• lower inventory consumption,	(46.2)
• lower workers participation, partially offset by,	(17.3)
• higher labor cost due to the increase in salaries as per the new collective agreement,	27.1
• higher operating and repair costs due to cost inflation, and	21.7
• other cost of sales	(5.5)	(56.8)
Plus:
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment,		9.1
• higher general and administrative expenses, and		1.4
• higher exploration expenses.		3.8
Operating cost and expenses for the nine months 2013		$1,152.9

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the third quarter and the nine months ended September 30, 2013 and 2012 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2013	2012	Value	%	2013	2012	Value	%
Net sales	$641.0	$784.7	$(143.7)	(18.3)%	$2,227.7	$2,483.3	$(255.6)	(10.3)%
Operating costs and expenses	$(320.5)	$(340.8)	$20.3	(6.0)%	$(1,141.0)	$(1,062.1)	$(78.9)	7.4%
Operating income	$320.5	$443.9	$(123.4)	(27.8)%	$1,086.7	$1,421.2	$(334.5)	(23.5)%

Third quarter: Net sales in the third quarter of 2013 were $641.0 million, compared to $784.7 million in the third quarter of 2012.  The decrease of $143.7 million was due to lower metal prices and lower copper and by-product sales volume principally due to the lower production from the Buenavista mine which was affected by a temporary flooding problem. Copper sales volume decreased 14.2 million pounds. Molybdenum and silver sales volume also decreased by 0.1 million pounds and 0.2 million ounces, respectively.

Operating costs and expenses in the third quarter of 2013 decreased by $20.3 million to $320.5 million from $340.8 million in the comparable 2012 period, primarily due to:

Operating cost and expenses for the third quarter 2012		$340.8
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion):
• lower cost of copper purchased from third parties,	(20.0)
• lower inventory consumption,	(14.3)
• lower currency translation effect, partially offset by,	(16.6)
• higher production cost:
• higher fuel and power cost and	13.3
• higher operating and repair costs due to cost inflation,	7.7
• other cost of sales,	0.8	(29.1)
• lower general and administrative expenses, and		(0.2)
• lower exploration expenses,		(0.3)
Plus:
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment.		9.3
Operating cost and expenses for the third quarter 2013		$320.5

Nine months: Net sales in the nine months of 2013 were $2,227.7 million, compared to $2,483.3 million in the nine months of 2012.  The decrease of $255.6 million was due to lower metal prices and lower copper sales volume as a result of a temporary flooding problem at the Buenavista mine, partially offset by higher molybdenum and silver sales volumes.

Operating costs and expenses in the nine months of 2013 increased by $78.9 million to $1,141.0 million from $1,062.1 million in the comparable 2012 period, primarily due to:

Operating cost and expenses for the nine months 2012		$1,062.1
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion)
• Higher inventory consumption	33.7
• Higher production cost:
• Higher fuel and power cost	30.5
• Higher operating and repair costs due to cost inflation	25.3
• Higher labor cost partially offset by,	6.3
• Lower sales expenses	(8.3)
• Lower worker´s participation	(26.7)
• Other cost of sales	(4.1)	56.7
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment		23.4
• Higher general and administrative expenses		0.6
Less:
• Lower exploration expenses		(1.8)

Operating cost and expenses for the nine months 2013		$1,141.0

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the third quarter and the nine months ended September 30, 2013 and 2012 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2013	2012	Value	%	2013	2012	Value	%
Net sales	$106.4	$108.9	$(2.5)	(2.3)%	$343.7	$379.4	$(35.7)	(9.4)%
Operating costs and expenses	(92.0)	(78.9)	(13.1)	16.6%	(287.7)	(256.9)	(30.8)	12.0%
Operating income	$14.4	$30.0	$(15.6)	(52.0)%	$56.0	$122.5	$(66.5)	(54.3)%

Third quarter: Net sales decreased by $2.5 million to $106.4 million in the third quarter of 2013 from $109.0 million in the third quarter of 2012.  The decrease of 2.3% was primarily due to lower metal prices partially offset by higher zinc sales volume. Zinc sales volume increase by 35%.

Operating costs and expenses in the third quarter of 2013 increased by $13.1 million to $92.0 million from $78.9 million in the comparable 2012 period.  This increase was primarily due to:

Operating cost and expenses for the third quarter 2012		$78.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion),
• currency translation effect,	8.3
• higher production cost,	6.0
• other cost of sales, and	(0.8)	13.5
• higher depreciation, amortization and depletion.		1.3
Less:
• Lower general and administrative expenses and		(0.1)
• lower exploration expenses		(1.6)
Operating cost and expenses for the third quarter 2013		$92.0

Nine months: Net sales in the nine months of 2013 were $343.7 million, compared to $379.4 million in the same period of 2012.  This decrease of $35.7 million in net sales was primarily due to lower metal prices, partially offset by higher zinc sales volume which increased by 9.5%.

Operating costs and expenses in the nine months of 2013 increased by $30.8 million to $287.7 million from $256.9 million in the comparable 2012 period.  This increase was primarily due to:

Operating cost and expenses for the nine months 2012		$256.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion)
• higher net currency translation effect	21.0
• higher production cost:
• higher fuel and power cost	3.9
• higher operating and repair costs due to cost inflation	5.6
• higher labor cost, partially offset by,	3.6
• other cost of sales	(4.4)	29.7
• higher depreciation, amortization and depletion		2.5
• higher general and administrative expenses		0.4
Less:
• lower exploration expenses		(1.8)
Operating cost and expenses for the nine months 2013		$287.7

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

CASH FLOW

The following table shows the cash flow for the nine months ended September 30, 2013 and 2012 (in millions):

	2013	2012	Variance
Net cash provided from operating activities	$1,367.6	$1,797.2	$(429.6)
Net cash used for investing activities	$(1,401.4)	$(537.7)	$(863.7)
Net cash used for financing activities	$(602.1)	$(952.7)	$350.6

Net cash provided from operating activities:

The nine months ended September 30, 2013 and 2012 change in working capital includes (in millions):

	2013	2012	Variance
Accounts receivable	$182.1	$160.7	$21.4
Inventories	(132.7)	(89.5)	(43.2)
Accounts payable and accrued liabilities	(17.5)	111.0	(128.5)
Other operating assets and liabilities	(171.3)	(64.8)	(106.5)
Total	$(139.4)	$117.4	$(256.8)

Nine months ended September 30, 2013:

In the nine months of 2013 net income was $1,216.7 million. Significant items added to (deducted from) net income, to arrive to operating cash flow included:

•                  $285.6 million of depreciation, amortization and depletion,

•                  $  10.5 million of currency translation loss and

•                  $  (6.6) million of equity earnings of affiliate, net of dividend received.

In addition, in the nine months of 2013 an increase in working capital reduced operating cash flow by $139.4 million and included:

•                  A decrease in accounts receivable value of $182.1 million principally due to lower sales prices.

•                  The increase in inventory was primarily due to a $(136.1) million increase in long-term leachable material inventory, mainly at our Buenavista mine and an increase of $(15.9) million of supplies inventory, also mainly at our Mexican operations. These were partially offset by a decrease of $19.4 million in copper inventory, mainly of finished goods at our Mexican operations.

•                  The decrease in accounts payable and accrued liabilities was primarily due to income tax and workers’ participation payments.

•                  The net increase in other operating assets and liabilities was primarily due to $(42.7) million of prepaid labor cost related to the labor agreement at our Peruvian operations and increases in other prepaid expenses.

Nine months ended September 30, 2012:

In the nine months of 2012 net income was $1,408.2 million. Significant items added to (deducted from) net income, to arrive to operating cash flow included:

•                  $236.7 million of depreciation, amortization and depletion,

•                  $  76.1 million of deferred tax provision ,

•                  $ (19.6) million of equity earnings of affiliate, net of dividend received, and

•                  $(18.2) million of gain on sale of investment.

In addition, in the nine months of 2012 a decrease in working capital increased operating cash flow by $117.4 million and included:

•                  A decrease in accounts receivable value of $160.7 million principally due to lower sales prices.

•                  An increase in inventory of $(89.5) million, primarily due to a $(104.8) million increase in long-term leachable material inventory, mainly at our Buenavista mine, and an increase of $(9.6) million of supplies inventory, also mainly at our Mexican operations, partially offset by a decrease of $25.0 million in copper inventory, mainly copper in process due to lower process and sale of copper from third parties at our Peruvian operations.

•                  An increase in accounts payable and accrued liabilities, primarily due to the $316.2 million of legal fees related to the shareholders derivative lawsuit and net of the income tax and workers’ participation payments.

•                  A net increase in other operating assets and liabilities, primarily due to $(45.9) million of higher prepaid income tax, net of the income tax liability.

Net cash used for investing activities:

Nine months ended September 30, 2013: Net cash used for investing activities in the nine months of 2013 included $1,190.5 million for capital expenditures.  The capital expenditures included:

•                  $965.2 million of investments at our Mexican operations:

•                  $150.2 million for the Buenavista mine equipment,

•                  $286.3 million for the new Buenavista concentrator,

•                  $137.8 million for the SXEW III project,

•                  $  77.3 million for  new projects infrastructure,

•                  $  44.5 million at our IMMSA unit, and

•                  $269.0 million for various other replacement expenditures.

•                  $225.3 million of investments at our Peruvian operations:

•                  $  37.8 million for the Toquepala projects,

•                  $  22.4 million for the improve of slope stability at the south area of the Cuajone mine.

•                  $    8.4 million for the Cuajone projects, and

•                  $156.7 million for various other replacement expenditures.

The nine months of 2013 investment activities include a net investment in short-term investments, of $229.2 million. The 2013 period also includes $22.7 million of repayment of loan from affiliate compared with a loan of $37.6 million in 2012.

Nine months ended September 30, 2012: Net cash used for investing activities in the nine months of 2012 included $665.9 million for capital expenditures.  The capital expenditures included:

•                  $158.2 million of investments at our Peruvian operations:

•                  $16.7 million for the Toquepala projects,

•                  $46.3 million for the Cuajone projects, and

•                  $95.2 million for various other replacement expenditures.

•                  $507.7 million for replacement assets at our Mexican operations:

•                  $124.0 million for the Buenavista mine equipment,

•                  $  73.4 million for the new Buenavista concentrator,

•                  $117.7 million for the SXEW III project,

•                  $  14.6 million for the Quebalix III at Buenavista,

•                  $  40.5 million at our IMMSA unit, and

•                  $137.5 million for various other replacement expenditures.

The nine months of 2012 investment activities include a net redemption of short-term investments of $142.3 million. The 2012 period also includes $18.2 million from the sale of our minority participation in Compania Internacional Minera and $5.4 million from the sale of equipment.

Net cash used for financing activities:

Nine months ended September 30, 2013: Net cash used for financing activities in the nine months of 2013 was $602.1 million and included:

•                  A dividend distribution of $473.1 million,

•                  Cash used to repurchase 4.3 million of our common shares at a cost of $124.0 million,

•                  Amortization of $5.0 million of the Mitsui loan, and

•                  A dividend distribution of $1.1 million to the non-controlling interest.

Nine months ended September 30, 2012: Net cash used for financing activities in the nine months of 2012 was $952.7 million and included:

•                  A dividend distribution of $813.9 million,

•                  Cash used to repurchase 4.0 million of our common shares at a cost of $132.4 million,

•                  Amortization of $5.0 million of the Mitsui loan, and

•                  A dividend distribution of $2.3 million to the non-controlling interest.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On August 20, 2013, we paid a quarterly dividend of 12 cents per share, totaling $101.0 million.  On October 17, 2013, our Board of Directors authorized a quarterly dividend of $0.12 per share, expected to total $100.8 million, to be paid on November 21, 2013 to SCC shareholders of record at the close of business on November 7, 2013.

Shareholders derivative lawsuit:

On October 9, 2012, we received from AMC, our majority shareholder, $2.1 billion in satisfaction of the judgment issued pursuant to the decision of the Court of Chancery of Delaware, which concluded that we paid an excessive price to AMC in the 2005 merger between our Company and Minera Mexico, S.A. de C.V.  From the aforementioned sum received from AMC, we paid $316.2 million to the plaintiff’s attorneys to satisfy the award of attorneys’ fees and expenses. The effect of these transactions was recorded in our third quarter 2012 results.

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

Contractual Obligations:

There were no material changes in our contractual obligations in the nine months of 2013.  Please refer to item 7 in our 2012 annual report on Form 10-K for further information regarding our contractual obligations.

NON-GAAP INFORMATION RECONCILIATION

Reconciliation of operating cash cost to GAAP cost of sales in millions of dollars and cents per pound.

	Third quarter 2013		Third quarter 2012
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$666.0	$2.00	$670.9	$1.91
Add:
Selling, general and administrative	24.1	0.07	23.8	0.07
Less:
Workers’ participation	(46.5)	(0.14)	(51.7)	(0.15)
Cost of metal purchased from third parties	(61.6)	(0.18)	(71.5)	(0.20)
Sales premiums net of treatment and refining charges	(9.1)	(0.03)	(0.5)	—
Royalty charge and other, net	(49.8)	(0.15)	(53.9)	(0.16)
Inventory change	72.7	0.22	68.7	0.20
Operating cash cost	$595.8	$1.79	$585.8	$1.67
Total pounds of copper produced (in millions)	333.5		350.7

	Nine months 2013		Nine months 2012
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion) — GAAP	$2,105.0	$2.16	$2,060.7	$2.01
Add:
Selling, general and administrative	76.9	0.08	74.6	0.07
Less:
Workers’ participation	(156.4)	(0.16)	(202.7)	(0.20)
Cost of metal purchased from third parties	(181.1)	(0.19)	(173.5)	(0.17)
Sales premiums net of treatment and refining charges	(23.7)	(0.02)	(6.9)	(0.01)
Royalty charge and other, net	(68.0)	(0.07)	(85.5)	(0.08)
Inventory change	116.7	0.12	79.8	0.08
Operating cash cost	$1,869.4	$1.92	$1,746.5	$1.70
Total pounds of copper produced (in millions)	972.3		1,025.1

Not included in the cash cost disclosed in the above chart is the value of by-product revenues. The practice of offsetting by-product revenues against operating cash cost per pound is common practice in the copper industry. The copper industry uses the measure to make investment decisions and monitor performance. In the third quarter of 2013 and 2012, by-product revenues amounted to $268.5 million, and $322.1 million or 80.5 cents and 91.8 cents on a per pound of copper produced basis, respectively.

In the nine months of 2013 and 2012 by-product revenues amounted to $902.3 million and $1,102.7 million or 92.8 cents and 107.6 cents on a per pound of copper produced basis, respectively.  The major components of these revenues include sales of molybdenum, silver, zinc and sulfuric acid. As the value of by-product revenues is tied directly to the sales prices of these commodities, the value of the contribution can be very volatile.

IMPACT OF NEW ACCOUNTING STANDARDS

During the third quarter of 2013, the FASB issued the following Accounting Standard Update (“ASU”) to the FASB Accounting Standards Codification (the “ASC”) that impacted our financial statements.

ASU No. 2013-11 On July 18, 2013 the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Topic 740 Income Taxes). This update improves U.S. GAAP providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.

An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent it is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose in which case, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The amendments in this Update do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Metal price sensitivity:

We are subject to market risks arising from the volatility of copper and other metal prices.  Assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$7.9	$24.8	$1.3	$8.7

Foreign currency exchange risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Peruvian or Mexican operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by an exchange rate variance of the nuevo sol or the peso, resulting in a measurement loss or gain in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Peru:
Peruvian inflation rate	1.2%	1.2%	2.9%	2.7%

Initial exchange rate	2.783	2.671	2.551	2.697
Closing exchange rate	2.782	2.598	2.782	2.598
Appreciation/(devaluation)	—	2.7%	(9.1)%	3.7%

Mexico:
Mexican inflation rate	0.4%	1.3%	1.9%	2.1%

Initial exchange rate	13.024	13.653	13.010	13.979
Closing exchange rate	13.012	12.852	13.012	12.852
Appreciation/(devaluation)	0.1%	5.9%	—	8.1%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2013 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Variance	Effect in net earnings
($ in millions)
Appreciation of 10% in exchange rate of U.S. dollar vs. nuevo sol	$9.0
Devaluation of 10% in exchange rate of U.S. dollar vs. nuevo sol	(7.3)
Appreciation of 10% in exchange rate of U.S. dollar vs. Mexican peso	29.0
Devaluation of 10% in exchange rate of U.S. dollar vs. Mexican peso	$(23.7)

Interest rate risk:

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates.  Interest rate changes would also result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  There have been no material changes in our interest rate risk at September 30, 2013.  As most of our debt is at fixed rates, a change in market interest rates of 1% would not have a material impact on our cash flows.

Provisionally priced sales:

At September 30, 2013, we have recorded provisionally priced sales of 9.9 million pounds of copper, at an average forward price of $3.31 per pound.  Also we have recorded provisionally priced sales of 8 million pounds of molybdenum at the September 30, 2013 market price of $9.15 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

Short-term Investment:

Short-term investments were as follows (in millions):

	At September 30, 2013	At December 31, 2012

Trading securities	$357.4	$127.8
Weighted average interest rate	2.18%	1.87%

Available-for-sale	$6.1	$6.5
Weighted average interest rate	0.42%	0.43%
Total	$363.5	$134.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and at September 30, 2013 and December 31, 2012, included corporate bonds and asset and mortgage backed obligations.  As of September 30, 2013 and December 31, 2012, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2013		2012		2013		2012
Trading securities:
Interest earned	$1.9		$0.9		$3.9		$2.5
Unrealized gain (loss)	(3.3)		3.7		(2.3)		8.8

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$—		$0.2		$0.4		$1.4

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

October 30, 2013

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the third quarter 2013. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 and in Part II, Item 1A of our quarterly report on Form 10-Q for the second quarter 2013 filed with the SEC on August 5, 2013.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

SCC share repurchase program:

In 2011, the Company´s Board of Directors authorized a $1 billion share repurchase program. On October 17, 2013 the Board of Directors approved an increase of this program from $1 billion to $2 billion. Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $27.24(*)	($ in millions)
2008:
08/11/08	12/31/08	28,510,150	$13.49	28,510,150		$384.7
2009:
01/12/09	09/30/09	4,912,000	14.64	33,422,150		71.9
2010:
05/05/10	10/14/10	15,600	29.69	33,437,750		0.5
2011:
05/02/11	12/31/11	9,034,400	30.29	42,472,150		273.7
2012:
04/10/12	10/31/12	4,442,336	33.17	46,914,486		147.3
2013:
04/01/13	04/30/13	1,500	32.96	46,915,986		0.1
05/01/13	05/31/13	807,100	32.33	47,723,086		26.1
06/01/13	06/30/13	1,350,000	29.05	49,073,086		39.2
Total second quarter		2,158,600	30.28			65.4

07/01/13	07/31/13	1,300,000	27.60	50,373,086		35.9
08/01/13	08/31/13	641,400	26.68	51,014,486		17.1
09/01/13	09/30/13	204,012	27.65	51,218,498		5.6
Total third quarter		2,145,412	27.33			58.6

Total nine months 2013		4,304,012	28.81			124.0

Total purchased		51,218,498	$19.56		36,635,590	$1,002.1

(*) NYSE closing price of SCC common shares at September 30, 2013.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 81.7% as of September 30, 2013.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2013 and 2012; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Balance Sheet at September 30, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 30, 2013

/s/ Raul Jacob
Raul Jacob Chief Financial Officer
Vice President, Finance and Chief Financial Officer

October 30, 2013

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2013 and 2012; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Balance Sheet at September 30, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that t1his interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.